Form 10-K
period 1994-01-30
MICHAELS STORES INC
filed 1994-04-29
CIK 740670

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

/X/          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934 (FEE REQUIRED)
                         FOR THE FISCAL YEAR ENDED JANUARY 30, 1994
                                             OR
/ /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
             OF 1934 (NO FEE REQUIRED)

        For the transition period from ______________ to ______________
                         COMMISSION FILE NUMBER 0-11822
                            ------------------------
                             MICHAELS STORES, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 75-1943604
   (State or other jurisdiction of                   (I.R.S. employer
    incorporation or organization)                identification number)

                            5931 CAMPUS CIRCLE DRIVE
                              IRVING, TEXAS 75063
                                P.O. BOX 619566
                             DFW, TEXAS 75261-9566
          (Address of principal executive offices, including zip code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                              TITLE OF EACH CLASS
                     Common Stock, Par Value $.10 Per Share
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of April 26, 1994, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $564,280,860, based on the closing price of the Registrant's Common Stock on such date, $42.25, as reported on the NASDAQ National Market System.

    As of April 26, 1994, 17,007,431 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Shareholders for the year ended January 30, 1994 are incorporated by reference into Part II of this report, and portions of the Proxy Statement for the Annual Meeting of Shareholders of the Registrant to be held during 1994 are incorporated by reference into Part III of this report.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

    Michaels Stores, Inc. ("Michaels" or the "Company") is the largest nationwide specialty retailer of arts, crafts and decorative items, operating a chain of 254 stores (as of April 15, 1994) located in 32 states and one Canadian province. Michaels stores offer a wide selection of competitively priced items including general crafts, wearable art, silk and dried flowers, picture framing materials and services, art and hobby supplies, and party, seasonal and holiday merchandise. The average sale is approximately $13.75. The Company's primary customers are women aged 25 to 54 with above average median household incomes, and the Company believes repeat customers account for a substantial portion of its sales. The Company was incorporated in 1983 as the successor to a Colorado corporation which commenced operations in 1962.

MERCHANDISING

    PRODUCT SELECTION

    Michaels' merchandising strategy is to provide a broad selection of products in an appealing store environment with superior customer service. The commitment to customer service is evidenced through in-store "how to" demonstrations, project samples displayed throughout the store, and instructional classes for adults and children. The typical Michaels store offers an assortment of over 30,000 stock keeping units ("SKUs"). In general, each store offers products from ten departments. Nine of the departments offer essentially the same type of merchandise throughout the year, although the products may vary from season to season. The merchandise offered by these nine departments is as follows:

    - General craft materials, including those for stenciling, doll making, jewelry making, woodworking, wall decor, and tole painting;

    - Wearable art, including adult's and children's garments, fabric paints, embellishments, jewels and sequins, transfers and appliques;

    - Silk flowers, dried flowers and artificial plants sold separately or in ready-made and custom floral arrangements, all accessories needed for floral arranging, wedding millinery and floral items, and other items for personalizing home decor, such as wreaths, containers, baskets, candles, and potpourri;

    - Picture framing materials and services, including ready-made frames and custom framing, mat boards, glass, backing materials and related supplies, framed art and photo albums;

    - Fine art materials, representing a number of major brand lines and including items such as pastels, water colors, oil paints, acrylics, easels, brushes, paper and canvas;

    - Hobby items, including doll houses and miniature furniture, wooden and plastic model kits and related supplies, and paint-by-number kits;

    - Party needs, including paper party goods, gift wrap, candy making and cake decorating supplies, invitations, greeting cards, balloons and candy;

    - Needlecraft items, including stitchery supplies, knitting yarns, needles, canvas and related supplies for needlepoint, embroidery and cross stitching, knitting, crochet, and rug making, and quilts and afghans sold separately or in kits;

    - Ribbon, including satins, laces, florals and other styles sold both in bolts and by the yard.

    In addition to the nine departments described above, the Company regularly features seasonal merchandise. Seasonal merchandise is ordered for several holiday periods, including Valentine's Day, Easter, Mother's Day, Halloween and Thanksgiving, in addition to the Christmas season. For example, seasonal merchandise for the Christmas season includes trees, wreaths, candles, lights and ornaments. Included in the seasonal department is promotional merchandise that is offered with the intention of generating customer traffic.

    The following table shows sales by the largest departments as a percent of total sales for fiscal 1993, 1992 and 1991:

                                                                                       PERCENT OF SALES
                                                                             -------------------------------------
DEPARTMENT                                                                      1993         1992         1991
- - ---------------------------------------------------------------------------  -----------  -----------  -----------
General craft materials and wearable art...................................         21%          22%          21%
Silk and dried flowers and plants..........................................         21           18           18
Picture framing............................................................         15           14           15
Seasonal and promotional items.............................................         14           15           16
Fine art materials.........................................................         11           11           13
Hobby, party, needlecraft and ribbon.......................................         18           20           17
                                                                                   ---          ---          ---
      Total................................................................        100%         100%         100%
                                                                                   ---          ---          ---
                                                                                   ---          ---          ---

    During the Christmas selling season, up to 25% of floor and shelf space in a typical store is devoted to Christmas decorating and gift making merchandise. Because of the project-oriented nature of these products, the Company's peak Christmas selling season extends from October through December. Accordingly, a fully developed seasonal merchandising program, including inventory, merchandise layout and instructional ideas, is implemented in each store beginning in July of each year. This program requires additional inventory accumulation so that each store is fully stocked during the peak season. Sales of all merchandise typically increase during the Christmas selling season because of increased customer traffic. The Company believes that merchandise centered around other traditional holidays, such as Valentine's Day, Easter and Halloween, is becoming more popular and is a growing contributor to sales.

    Michaels' selling floor strategy is developed centrally and implemented at the store level through the use of "planograms" which provide store managers with detailed descriptions and illustrations with respect to store layout and merchandise presentation. Planograms are also used to cluster various products which can be combined to create individual projects.

    CUSTOMER SERVICE

    Michaels believes that customer service is critically important to its merchandising strategy. Many of the craft supplies sold in Michaels stores can be assembled into unique end-products. Accordingly, Michaels has hundreds of displays in every store in an effort to stimulate new project ideas, and supplies project sheets with detailed instructions on how to assemble the product. In addition, many sales associates are craft enthusiasts with the experience to help customers with ideas and instructions. The Company also offers free demonstrations and inexpensive classes in stores as a means of promoting new craft ideas. The Company creates additional shopper loyalty and enthusiasm through publication of the "Michaels Arts & Crafts" magazine, which reaches over 200,000 households six times per year, and sponsorship of the "Michaels Kids Club" for over 250,000 children nationwide. Michaels believes that the in-store "how-to" demonstrations, instructional classes, knowledgeable sales associates, and customer focus groups have allowed the Company to better understand and serve its customers. In addition, the Company measures its customer service in each store at least four times a year through a "mystery shopper" program.

    PURCHASING AND DISTRIBUTION

    The Company's purchasing strategy is to negotiate centrally with its vendors in order to take advantage of volume purchasing discounts and improve control over product mix and inventory. Approximately 90% of the merchandise is acquired by the stores from vendors on the Company's "approved list." Of this merchandise, approximately one-half is received from the Company's distribution centers and one-half is received directly from vendors. In addition, each store has the flexibility to purchase approximately 10% of its merchandise directly from local vendors, which allows the store managers to tailor the products offered in their stores to local tastes and trends. All store purchases are monitored by district and regional managers.

    The Company currently operates three distribution centers which supply the stores with certain merchandise, including substantially all seasonal and promotional items. The Company's distribution centers are located in Irving, Texas, Buena Park, California and Lexington, Kentucky. The Company also operates a warehouse in Phoenix, Arizona, which allows the Company to store bulk purchases of seasonal and promotional merchandise prior to distribution. Michaels stores receive deliveries from the distribution centers generally once a week through an internal distribution network using leased trucks.

    Substantially all of the products sold in Michaels stores are manufactured in the United States, the Far East and Mexico. Goods manufactured in the Far East generally require long lead times and are ordered four to six months in advance of delivery. Such products are either imported directly by the Company or acquired from distributors based in the United States. In all cases, purchases are denominated in U.S. dollars (or Canadian dollars for purchases of certain items delivered directly to stores in Canada).

    ADVERTISING

    The Company believes that its advertising promotes craft and hobby project ideas among its customers. The Company focuses on circular and newspaper advertising. The Company has found circular advertising, primarily as an insert to newspapers but also through direct mail or on display within its stores, to be the most effective medium of advertising. Such circulars advertise numerous products in order to emphasize the wide selection of products available at Michaels stores. The Company believes that its ability to advertise through circulars and newspapers approximately once a week in each of its markets provides the Company with an advantage over its smaller competitors. In the past the Company generally limited television advertising to those major markets in which it has clusters of stores or in which it was adding new stores. In the future, the Company will conduct advertising campaigns on targeted cable television networks reaching a nationwide audience. This effort may also be complemented with network television advertising in select markets.

STORE OPERATIONS

    The Company's stores average approximately 15,500 square feet of selling space, although newer stores average approximately 17,000 square feet of selling space. Net sales for fiscal 1993 averaged approximately $3,180,000 per store (for stores open the entire fiscal year) and $218 per square foot of selling space. Store sites are selected based upon meeting certain economic, demographic and traffic criteria or for clustering stores in markets where certain operating efficiencies can be achieved. The Michaels stores currently in operation are located primarily in strip shopping centers in areas with easy access and ample parking.

    Typically, a Michaels store is managed by a store manager and one to three assistant store managers, depending on the sales volume of the store. The Company's vice president of store operations, four regional managers and twenty-three district managers are responsible for the supervision and operation of the stores. The Company believes this organizational structure enhances the communication among the individual stores and between the stores and corporate headquarters. In addition, the Company believes that the training and experience of its managers and assistant managers are vital to the success of its stores, and therefore has implemented extensive training programs for such personnel.

NEW STORE EXPANSION

    Michaels currently anticipates adding approximately 70 to 75 stores in the United States and Canada during fiscal 1994, of which 34 have already opened or been acquired. Michaels' expansion strategy is to give priority to adding stores in existing markets in order to enhance economies of scale associated with advertising, transportation, field supervision, and other regional expenses. Management believes that few of its existing markets are saturated. The Company also believes that many attractive new markets available to the Company exist. The anticipated development of Michaels stores in 1994 and the rate at which stores are developed thereafter will depend upon a number of factors, including the success of existing Michaels stores, the availability of suitable store sites, the availability of suitable acquisition candidates, and the ability to hire and train qualified managers.

    In February 1994 the Company acquired Treasure House Stores, Inc., an arts and crafts chain of nine stores operating primarily in the Seattle market. In April 1994 the Company acquired a group of companies operating eight stores (primarily in Portland, Oregon) under the Oregon Craft and Floral Supply Co. name and eight stores (in southern California) under the H & H Craft and Floral Supply Co. name. All of these acquired stores will be operated in the future as Michaels stores. These acquisitions have created a dominant position for the Company in Oregon and Washington and further strengthened the Company's position in southern California. The Company intends to continue to review acquisition opportunities in existing and new markets.

    In October 1993 the Company opened its first Michaels Craft and Floral Warehouse store ("CFW") using a newly-developed "warehouse superstore" format. It is anticipated that each store following the CFW format will occupy up to 40,000 square feet of selling space, carry a wider selection of certain categories of merchandise than the typical store, and generally offer merchandise at "everyday" discounted retail prices. In order to maintain a lower cost structure than the typical store, the CFW store utilizes new computer systems that provide full point-of-sale scanning, automated receiving of merchandise, and allow the elimination of retail price marking of individual product. The Company plans to open four or five additional CFW stores during 1994, and may accelerate the opening of such stores in the future if the format continues to be favorably received by the consumer.

    Michaels has developed a standardized procedure which enables the Company to efficiently open new stores and integrate them into its information and distribution systems. The Company develops the floor plan and inventory layout, and organizes the advertising and promotions in connection with the opening of each new store. In addition, Michaels maintains an experienced store opening staff to provide new store personnel with in-store training. The Company generally opens new stores during the period from February through October because new store personnel require significant in-store training prior to the first Christmas selling season.

INVENTORY CONTROL/MANAGEMENT INFORMATION SYSTEMS

    Michaels' management information systems include automated point-of-sale, merchandising, distribution and financial applications. All orders from the stores to the Company's distribution centers are processed electronically to ensure timely delivery of warehouse-sourced inventory. The Company's point-of-sale system generally captures sales information by department. Due to the large number of inexpensive items in the stores, the non-fashion nature of the merchandise, and the long lead times involved for ordering seasonal goods (up to nine months), the Company does not currently capture item-level sales information, inventory or margin electronically in all stores. Sales trend tracking combines item level point-of-sale scanning data from the CFW store with point-of-sale department-level sales from all other stores, weekly test counts of certain SKUs in 40 selected stores, and regular communication from store managers through the district and regional managers. Inventory and margins are monitored on a perpetual basis in the distribution centers and in the stores via physical inventories at least quarterly in groups of 30 to 40 stores and a year-end complete physical count in most stores. The Company believes that these procedures and automated systems, together with its other control processes, allow Michaels to manage and monitor its inventory levels and margin performance while it implements new SKU management systems.

    In conjunction with the centralization of certain merchandising, financial and operational functions in 1991, the Company developed a Five-Year Information Technology Plan designed to satisfy the Company's growing management information needs. The enhancements provided for in this Plan that have been implemented include improved ordering capabilities in the stores using radio frequency and bar-code scanning technologies, item-level scanning and automated receiving for the CFW store, the implementation of electronic data interchange with key vendors, and additional automation in the distribution centers also using radio frequency and bar-code scanning technologies. Additional near-term enhancements will include the implementation of more sophisticated warehouse replenishment, merchandise assortment planning, and "planogramming" capabilities.

COMPETITION

    Michaels is the largest nationwide specialty retailer dedicated to serving the arts and crafts marketplace. The specialty retail business is highly competitive. Michaels competes primarily with other nationwide retailers of craft items and related merchandise, regional and local merchants that tend to specialize in particular aspects of arts and crafts, and mass merchandisers that typically dedicate a portion of their selling space to a limited selection of arts, crafts, picture framing and seasonal products. The Company believes that its stores compete based on price, quality and variety of merchandise assortment, and customer service, such as instructional demonstrations. Michaels believes the combination of its broad selection of products, emphasis on customer service, loyal customer base, and capacity to advertise frequently in all of its markets provides the Company with a competitive advantage.

SERVICE MARKS

    The name "Michaels" and the Michaels logo are both federally registered service marks held by a trust of which a wholly-owned subsidiary of the Company is beneficiary.

FRANCHISES

    The Company has granted to Dupey Management Corporation the right to open royalty-free, licensed Michaels stores in an eight-county area in north Texas which includes the Dallas-Fort Worth area. In addition, a majority-owned subsidiary of the Company has the right to operate licensed Michaels stores in Canada, in return for which such subsidiary pays royalty fees.

EMPLOYEES

    As of March 27, 1994, approximately 10,040 persons were employed by the Company, approximately 5,830 of whom were employed on a part-time basis. The number of part-time employees is substantially increased during the Christmas selling season. Of the Company's full-time employees, 640 are engaged in various executive, operating, training and administrative functions in the Company's corporate office, distribution centers and bulk warehouse, and the remainder are engaged in store operations.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                         AGE                             POSITION
- - ---------------------------------------     -----     -------------------------------------------------------
Sam Wyly...............................          59   Chairman of the Board of Directors and Chief Executive
                                                       Officer
Charles J. Wyly, Jr....................          60   Vice Chairman of the Board of Directors
Jack E. Bush...........................          59   Director, President and Chief Operating Officer
R. Don Morris..........................          54   Executive Vice President and Chief Financial Officer
Douglas B. Sullivan....................          43   Executive Vice President
Robert H. Rudman.......................          43   Senior Vice President -- Merchandising and Marketing

    Mr. Sam Wyly became a director of the Company in July 1984 and was elected Chairman of the Board in October 1984. In 1963, Mr. Wyly founded University Computing Company, a computer software and services company, and served as President or Chairman from 1963 until February 1979. Mr. Wyly co-founded Earth
Resources Company, an oil refining and silver and gold mining company, and served as its Executive Committee chairman from 1968 to 1980. Mr. Wyly and his brother, Charles J. Wyly, Jr., bought the 20 restaurant Bonanza Steakhouse chain in 1967. It grew to approximately 600 restaurants by 1989, during which time he served as Chairman. Mr. Wyly currently serves as Chairman of Sterling Software, Inc., a computer software company which he co-founded in 1981, and as President of Maverick Capital, Ltd., an investment fund management company. Sam Wyly is the father of Evan A. Wyly, a director of the Company.

    Mr. Charles J. Wyly, Jr. became a director of the Company in October 1984 and Vice Chairman of the Board of Directors in February 1985. Mr. Wyly served as an officer and director of University Computing Company from 1964 to 1975, including President from 1969 to 1973. Mr. Wyly and his brother, Sam Wyly, founded Earth Resources Company, and Charles J. Wyly, Jr. served as Chairman of the Board from 1968 to 1980. Mr. Wyly served as Vice Chairman of the Bonanza Steakhouse chain from 1967 to 1989. Mr. Wyly is a co-founder and currently serves as Vice Chairman of the Board of Directors of Sterling Software, Inc. and as Chairman of Maverick Capital, Ltd. Charles J. Wyly, Jr. is the father-in-law of Donald R. Miller, Jr., a director and Vice President -- Market Development of the Company.

    Mr. Bush became a director of the Company and was elected President and Chief Operating Officer in August 1991. Prior to joining the Company, Mr. Bush was Executive Vice President -- Operations and Stores for Ames Department
Stores, Inc. Before joining Ames in 1990, Mr. Bush was President, Chief Operating Officer and a director of Rose's Stores, Inc., a discount store chain. From 1980 to 1985, he served as Vice President -- Southern Zone Manager for Zayre Corporation. Previously, Mr. Bush spent 22 years with J.C. Penney Company, where he held a variety of executive positions in merchandising, operations, marketing, strategic planning, specialty businesses, discount stores and business development.

    Mr. Morris became Executive Vice President and Chief Financial Officer of the Company in August 1990. From January 1990 until August 1990 he was Senior Vice President -- Finance and Chief Financial Officer. From April 1988 until January 1990, Mr. Morris was a director, President and Chief Executive Officer of Frostcollection, Inc. Prior to April 1988, Mr. Morris was Partner-In-Charge of the Accounting and Audit and the Merger and Acquisition Departments of the Dallas, Texas office of Arthur Young & Company.

    Mr. Sullivan became Executive Vice President of the Company in August 1990. From March 1988 until August 1990 he was Senior Vice President -- Real Estate. Prior to his joining the Company, Mr. Sullivan had served with Family Dollar Stores, Inc. for 11 years, most recently as Vice President -- Real Estate.

    Mr. Rudman became Senior Vice President -- Merchandising and Marketing of the Company in October 1991. From October 1990 until October 1991 he was Director of Merchandising for Best Products, a catalog showroom retailer. From September 1989 until October 1990 Mr. Rudman was Senior Vice President -- Merchandising/Marketing and Distribution for Silk Greenhouse, Inc., a chain of retail silk floral and accessory stores which filed a petition under federal bankruptcy laws in November 1990. From May 1988 until September 1989 he served as Vice President -- Non-Foods Merchandise for Pace Membership Club, prior to which time he was Vice President and Divisional Merchandise Manager of McCrory's, a chain of variety stores.

ITEM 2.  PROPERTIES.

    The Company's stores generally are situated in strip shopping centers located near malls and on well-traveled roads. Almost all stores are in leased premises with lease terms generally ranging from five to twenty years. The base rental rates generally range from $75,000 to $175,000 per year. Rental expense for stores open during the full 12-month period of fiscal 1993 averaged $137,000. The leases are generally renewable, with increases in rental rates for renewal terms. A majority of the existing leases contain provisions pursuant to which the lessor has provided leasehold improvements to prepare for opening. However, the Company has been paying and anticipates continuing to pay for a larger portion of future improvements directly as opposed to financing them through the lessor.

    During 1993 the Company purchased a total of seven properties (consisting of six parcels of land and seven buildings) at a cost of $8.8 million, generally acquiring such properties by bidding for them in reorganization proceedings of other retail companies. Four of the properties have been or are in the process of being sold, generally in transactions pursuant to which the Company will lease the property back for a specified period of time. It is the Company's present intention to acquire land and/or buildings only in unusual circumstances where the economics of the transactions appear favorable to the Company and the locations involved fit into the Company's expansion strategy.

    The following table indicates the number of the Company's stores located in each state or province:

STATE                                                               NUMBER OF STORES
- - ------------------------------------------------------------------  -----------------
Alabama...........................................................              4
Arizona...........................................................              8
Arkansas..........................................................              3
California........................................................             58
Colorado..........................................................              8
Florida...........................................................              4
Georgia...........................................................             13
Illinois..........................................................             12
Indiana...........................................................              6
Iowa..............................................................              4
Kansas............................................................              2
Kentucky..........................................................              3
Louisiana.........................................................              4
Michigan..........................................................              7
Minnesota.........................................................              2
Mississippi.......................................................              1
Missouri..........................................................              7
Nebraska..........................................................              1
Nevada............................................................              2
New Mexico........................................................              2
New York..........................................................              4
North Carolina....................................................              9
Ohio..............................................................             14
Oklahoma..........................................................              6
Ontario...........................................................              2
Oregon............................................................              9
South Carolina....................................................              4
Tennessee.........................................................              6
Texas.............................................................             32
Utah..............................................................              3
Virginia..........................................................              2
Washington........................................................             11
West Virginia.....................................................              1
                                                                            -----
  Total...........................................................            254
                                                                            -----
                                                                            -----

    The Company leases a 210,000 square foot building in Irving, Texas for use as a distribution center and as the Company's corporate headquarters, and leases two nearby facilities for supplemental warehouse and office space. The Company also leases a 400,000 square foot building in Buena Park,

California for use as a distribution center and leases a 350,000 square foot building in Lexington, Kentucky for the same purpose. In addition, the Company leases a 160,000 square foot building in Phoenix, Arizona for use as a bulk warehouse facility.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is a defendant from time to time in routine lawsuits incidental to its business. The Company believes that none of such current proceedings, individually or in the aggragate, will have a materially adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

    The Company's Common Stock is quoted through the NASDAQ National Market System under the symbol "MIKE." The following table sets forth the high and low sales prices of the Company's Common Stock for each quarterly period within the two most recent fiscal years.

FISCAL 1993              HIGH        LOW
- - --------------------   --------    --------
First...............    $34         $26 1/4
Second..............     33          25 1/4
Third...............     39          26 3/8
Fourth..............     36 1/2      31 7/8

FISCAL 1992              HIGH        LOW
- - --------------------   --------    --------
First...............    $26         $19
Second..............     23 1/2      16 1/2
Third...............     29 3/4      20 1/2
Fourth..............     34 3/4      24 5/8

    On April 26, 1994, the last reported sale price of the Common Stock on the NASDAQ National Market System was $42.25, and as of such date there were approximately 1,044 holders of record of the Common Stock.

    The Company's present plan is to retain earnings for the foreseeable future for use in the Company's business and the financing of its growth. The Company did not pay any dividends on its Common Stock during fiscal 1992 and 1993.

ITEM 6.  SELECTED FINANCIAL DATA.

    The selected financial information required by this item is included in the Company's 1993 Annual Report to Shareholders (the "1993 Annual Report") on page 1 under the heading "Financial Highlights." Such information is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS.

    The information required by this item is included in the Company's 1993 Annual Report on pages 20 through 22 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements and supplementary data required by this item are included in this Annual Report on Form 10-K, or are included in the Company's 1993 Annual Report and are incorporated herein by reference, as indicated in the following Index to Financial Statements and Financial Statement Schedules:

INDEX TO FINANCIAL STATEMENTS AND                                                                         1993 ANNUAL
FINANCIAL STATEMENT SCHEDULES                                                                 10-K PAGE   REPORT PAGE
- - --------------------------------------------------------------------------------------------  ---------  -------------
Report of Independent Auditors..............................................................                      29
Consolidated Balance Sheets at January 30, 1994 and January 31, 1993........................                      23
Consolidated Statements of Income for the fiscal years ended January 30, 1994, January 31,
 1993 and February 2, 1992..................................................................                      24
Consolidated Statements of Cash Flows for the fiscal years ended January 30, 1994, January
 31, 1993 and February 2, 1992..............................................................                      25
Consolidated Statements of Shareholders' Equity for the fiscal years ended January 30, 1994,
 January 31, 1993 and February 2, 1992......................................................                      24
Notes to Consolidated Financial Statements..................................................                   26-29
Financial statement schedules for the fiscal years ended January 30, 1994, January 31, 1993 and February 2, 1992:

I          --Marketable Securities -- Other Investments.......................         13
IX         --Short-term Borrowings............................................         14
X          --Supplementary Income Statement Information.......................         15

    All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information concerning the directors of the company is set forth in the Proxy Statement to be delivered to shareholders in connection with the Company's Annual Meeting of Shareholders to be held on May 24, 1994 (the "Proxy Statement") under the heading "Proposal I -- Election of Directors," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading: "Executive Officers of the Registrant" in Item 1 of this report, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information concerning executive compensation is set forth in the Proxy Statement under the heading "Management Compensation," which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Principal Shareholders and Management Ownership," which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the headings "Certain Transactions" and "Management Compensation -- Compensation and Stock Option Committee Interlocks and Insider Participation," which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

    (a) The following documents are filed as a part of this Annual Report on Form 10-K:

        (1) Financial Statements:

            The financial statements filed as a part of this report are listed in the "Index to Financial Statements and Financial Statement Schedules" at Item 8.

        (2) Financial Statement Schedules:

            The financial statement schedules filed as a part of this report are listed in the "Index to Financial Statements and Financial Statement Schedules" at Item 8.

        (3) Exhibits:

            The exhibits filed as a part of this report are listed under "Exhibits" at subsection (c) of this Item 14.

    (b) Reports on Form 8-K:

        No report on Form 8-K was filed on behalf of the Registrant during the last quarter of the period covered by this report.

    (c) Exhibits:

      3.1  -- Bylaws of the Registrant, as amended and restated.(1)
      3.2  -- Restated Certificate of Incorporation of the Registrant.(3)
      4.1  -- Form of Common Stock Certificate.(1)
      4.2  -- Common Stock and Warrant Agreement dated as of October 16, 1984 between
              Michaels Stores, Inc. and Peoples Restaurants, Inc., including form of
              Warrant.(10)
      4.3  -- First Amendment to Common Stock and Warrant Agreement dated October 31,
              1984 between The First Dallas Group, Ltd. and Michaels Stores, Inc.(10)
      4.4  -- Second Amendment to Common Stock and Warrant Agreement dated November 28,
              1984 between First Dallas Investments -- Michaels I, Ltd. and Michaels
              Stores, Inc.(10)
      4.5  -- Third Amendment to Common Stock and Warrant Agreement dated February 27,
              1985 between First Dallas Investments -- Michaels I, Ltd., The First
              Dallas Group, Ltd., Sam Wyly, Charles J. Wyly, Jr. and Michaels Stores,
              Inc.(2)
      4.6  -- Indenture, dated as of January 22, 1993, between Michaels Stores, Inc.
              and NationsBank of Texas, N.A., as Trustee, including the form of
              4 3/4%/6 3/4% Step-up Convertible Subordinated Note included therein.(10)
     10.1  -- Asset Purchase and Territorial Development Agreement dated March 25, 1983 among Dupey Enterprises, Inc., Dupey Management Corporation, Michael and
              Patricia Dupey Family Trust, Mike Dupey and Patty Dupey.(5)
     10.2  -- Amendment to Asset Purchase and Territorial Development Agreement dated
              March 30, 1985.(10)

     10.3  -- Release and Settlement Agreement dated February 15, 1988 between Dupey
              Management Corporation, Michael J. Dupey, Patricia Dupey, Michaels
              Stores, Inc. and B.B. Tuley.(1)
     10.4  -- Michaels Stores, Inc. Employees 401(k) Plan.(1)
     10.5  -- Michaels Stores, Inc. Employees 401(k) Trust.(6)
     10.6  -- Form of Indemnity Agreement between Michaels Stores, Inc. and certain officers and directors of the Registrant.(10)
     10.7  -- Form of Employment Agreement between Michaels Stores, Inc. and certain directors of the Registrant.(7)(12)
     10.8  -- Form of Consulting Agreement between Michaels Stores, Inc. and certain directors of the Registrant.(7)(12)
     10.9  -- Form of Employment Agreement between Michaels Stores, Inc. and certain key executives of the Registrant.(7)(12)
    10.10  -- Michaels Stores, Inc. Employees Stock Purchase Plan.(9)
    10.11  -- Michaels Stores, Inc. Key Employee Stock Compensation Program, as amended effective February 25, 1992.(3)(12)
    10.12  -- Michaels Stores, Inc. 1992 Non-Statutory Stock Option Plan dated August
              1, 1992.(3)(12)
    10.13  -- Form of Non-Statutory Stock Option Agreement covering options granted to certain directors and consultants of the Company other than pursuant to the Michaels Stores, Inc. Key Employee Stock Compensation Program and the
              Michaels Stores, Inc. 1992 Non-Statutory Stock Option Plan.(10)(12)
    10.14  -- Credit Agreement dated June 24, 1993, between Michaels Stores, Inc. and
              NationsBank of Texas, N.A. (the "Credit Agreement").(11)
    10.15  -- Amendment to Credit Agreement dated as of December 31, 1993.(1)
    10.16  -- Amendment to Credit Agreement dated as of March 31, 1994.(1)
    10.17  -- Credit Agreement dated April 29, 1994, between Michaels Stores, Inc. and
              NationsBank of Texas, N.A.(1)
       11  -- Computation of Earnings Per Common Share.(1)
       13  -- Portions of 1993 Annual Report to Shareholders that are incorporated by reference into Items 6, 7 and 8 of this Annual Report on form 10-K.(1)
       23  -- Consent of Ernst & Young.(1)

- - ------------------------
 (1)  Filed herewith.
 (2) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-9456) and incorporated herein by reference.
 (3) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8 (No. 33-54726) and incorporated herein by reference.
 (4) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 2-89370) and incorporated herein by reference.
 (5) Previously filed as an Exhibit to the Peoples Restaurants, Inc. Registration Statement on Form S-1 (No. 2-85737) and incorporated herein by reference.
 (6) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8 (No. 33-11985) and incorporated herein by reference.
 (7) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 29, 1989 and incorporated herein by reference.
 (8) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1990 and incorporated herein by reference.

 (9)  Previously filed as an Exhibit to  the Registrant's Annual Report on  Form
      10-K for the year ended February 2, 1992 and incorporated herein by reference.
(10) Previously filed as an  Exhibit to the Registrant's  Annual Report on  Form
     10-K for the year ended January 31, 1993 and incorporated herein by reference.
(11) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form
     10-Q for the fiscal quarter ended August 1, 1993 and incorporated herein by reference.
(12) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MICHAELS STORES, INC.

Date: April 28, 1994                      By: ___________/s/_SAM WYLY___________
                                                          Sam Wyly
                                             CHAIRMAN OF THE BOARD OF DIRECTORS
                                                 AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      NAME                                          TITLE                            DATE
- - ------------------------------------------------  ------------------------------------------  -------------------
                        /s/ SAM WYLY              Chairman of the Board of Directors and
     --------------------------------------       Chief Executive Officer (Principal            April 28, 1994
                    Sam Wyly                      Executive Officer)
               /s/ CHARLES J. WYLY, JR.
     --------------------------------------       Vice Chairman of the Board of                 April 28, 1994
              Charles J. Wyly, Jr.                Directors
     --------------------------------------       President, Chief Operating Officer and
                  Jack E. Bush                    Director
                    /s/ R. DON MORRIS             Executive Vice President and Chief
     --------------------------------------       Financial Officer (Principal Financial and    April 28, 1994
                 R. Don Morris                    Accounting Officer)
                     /s/ EVAN A. WYLY
     --------------------------------------       Director                                      April 28, 1994
                  Evan A. Wyly
                   /s/ WILLIAM O. HUNT
     --------------------------------------       Director                                      April 28, 1994
                William O. Hunt
                     /s/ F. JAY TAYLOR
     --------------------------------------       Director                                      April 28, 1994
                 F. Jay Taylor
                 /s/ RICHARD E. HANLON
     --------------------------------------       Director                                      April 28, 1994
               Richard E. Hanlon
              /s/ DONALD R. MILLER, JR.
     --------------------------------------       Vice President -- Market Development and      April 28, 1994
             Donald R. Miller, Jr.                Director
                 /s/ MICHAEL C. FRENCH
     --------------------------------------       Director                                      April 28, 1994
               Michael C. French

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Michaels Stores, Inc.

    We have audited the consolidated financial statements of Michaels Stores, Inc. as of January 30, 1994 and January 31, 1993, and for each of the three years in the period ended January 30, 1994, and have issued our report thereon dated February 28, 1994. Our audits also included the financial statement schedules listed in item 14(b). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

    In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                      ERNST & YOUNG

Dallas, Texas
February 28, 1994

                                                                      SCHEDULE I

                             MICHAELS STORES, INC.
                   MARKETABLE SECURITIES -- OTHER INVESTMENTS
                                JANUARY 30, 1994
                    (IN THOUSANDS EXCEPT SHARE OR UNIT DATA)

                                                      NUMBER OF
                                                      SHARES OR
                                                      UNITS --
                                                      PRINCIPAL
                                                      AMOUNT OF
                                                      BONDS AND                       MARKET
ISSUER AND TITLE OF ISSUE                               NOTES           COST           VALUE       CARRYING VALUE
- - --------------------------------------------------   -----------   --------------   -----------   -----------------
Mutual funds......................................                       $  4,102      $  4,235           $   4,102
Adjustable dividend preferred stock...............       60,000             2,412         2,369               2,412
Convertible preferred stock:
  Industrial......................................      276,000             5,737         6,547               5,737
  Financial services..............................       80,000             2,000         2,010               2,000
Fixed dividend preferred stock:
  Banks...........................................      190,000             4,889         4,939               4,889
  Financial services..............................      180,250             4,866         4,955               4,866
  Industrial......................................      252,542             7,279         7,391               7,279
  Utilities.......................................      151,300             7,032         6,977               7,032
  Other services..................................       80,000             1,985         2,010               1,985
Limited partnerships:
  Maverick Fund USA Ltd...........................                         15,000        16,319              15,000
  Other...........................................                          5,833         7,282               5,833
U.S. Corporate bonds..............................    4,350,000             4,469         4,356               4,469
Dollar denominated foreign bonds..................    2,625,000             2,352         2,627               2,352
                                                                   --------------   -----------            --------
    Total portfolio...............................                       $ 67,956      $ 72,017           $  67,956
                                                                   --------------   -----------            --------
                                                                   --------------   -----------            --------

                                                                     SCHEDULE IX

                             MICHAELS STORES, INC.
                             SHORT-TERM BORROWINGS
                             (DOLLARS IN THOUSANDS)

                                                                                                  AVERAGE
                                                                                    MAXIMUM        AMOUNT
                                                                    WEIGHTED         AMOUNT     OUTSTANDING   WEIGHTED AVERAGE
                                                     BALANCE AT      AVERAGE      OUTSTANDING      DURING      INTEREST RATE
CATEGORY OF BORROWINGS                               END OF YEAR  INTEREST RATE   DURING YEAR     YEAR (1)    DURING YEAR (2)
- - ---------------------------------------------------  -----------  -------------   ------------  ------------  ----------------
Year ended January 30, 1994........................     $13,000        6.0%           $31,000       $13,945          4.9%
Year ended January 31, 1993........................      --         --                --            --           --
Year ended February 2, 1992........................      --         --                $ 1,500       $   995          7.8%

- - ------------------------
(1)   The average borrowings were determined on a daily outstanding basis.
(2) The weighted average interest rate during the year was computed by dividing actual interest expense in the year by average short-term borrowings during the year.

                                                                      SCHEDULE X

                             MICHAELS STORES, INC.
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (IN THOUSANDS)

                                                                               CHARGED TO EXPENSES FOR THE YEAR
                                                                                             ENDED
                                                                             -------------------------------------
                                                                             JANUARY 30,  JANUARY 31,  FEBRUARY 2,
                                                                                1994         1993         1992
                                                                             -----------  -----------  -----------
Advertising................................................................   $  29,227    $  23,764    $  17,200
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Depreciation and Amortization..............................................   $  12,490    $  10,160    $   8,858
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

                                                              APPENDIX A
















   A DESCRIPTION OF GRAPHIC MATERIAL CONTAINED IN THE COMPANY'S FORM OF COMMON STOCK CERTIFICATE IS CONTAINED IN EXHIBIT 4.1.

                                 EXHIBIT INDEX

 EXHIBIT                                                                                                 SEQUENTIALLY
   NO.                                             DESCRIPTION                                           NUMBERED PAGE
- - ---------  --------------------------------------------------------------------------------------------  -------------
     3.1   -- Bylaws of the Registrant, as amended and restated.(1)....................................
     3.2   -- Restated Certificate of Incorporation of the Registrant.(3)..............................
     4.1   -- Form of Common Stock Certificate.(1).....................................................
     4.2   -- Common Stock and Warrant Agreement dated as of October 16, 1984 between Michaels Stores,
              Inc. and Peoples Restaurants, Inc., including form of Warrant.(10).......................
     4.3   -- First Amendment to Common Stock and Warrant Agreement dated October 31, 1984 between The
              First Dallas Group, Ltd. and Michaels Stores, Inc.(10)...................................
     4.4   -- Second Amendment to Common Stock and Warrant Agreement dated November 28, 1984 between
              First Dallas Investment -- Michaels I, Ltd. and Michaels Stores, Inc.(10)................
     4.5   -- Third Amendment to Common Stock and Warrant Agreement dated February 27, 1985 between
              First Dallas Investments -- Michaels I, Ltd., The First Dallas Group, Ltd., Sam Wyly,
              Charles J. Wyly, Jr. and Michaels Stores, Inc.(2)........................................
     4.6   -- Indenture, dated as of January 22, 1993, between Michaels Stores, Inc. and NationsBank of
              Texas, N.A., as Trustee, including the form of 4 3/4%/6 3/4% Step-up Convertible
              Subordinated Note included therein.(10)..................................................
    10.1   -- Asset Purchase and Territorial Development Agreement dated March 25, 1983 among Dupey
              Enterprises, Inc., Dupey Management Corporation, Michael and Patricia Dupey Family Trust,
              Mike Dupey and Patty Dupey.(5)...........................................................
    10.2   -- Amendment to Asset Purchase and Territorial Development Agreement dated March 30,
              1985.(10)................................................................................
    10.3   -- Release and Settlement Agreement dated February 15, 1988 between Dupey Management
              Corporation, Michael J. Dupey, Patricia Dupey, Michaels Stores, Inc. and B.B.
              Tuley.(1)................................................................................
    10.4   -- Michaels Stores, Inc. Employees 401(k) Plan.(1)..........................................
    10.5   -- Michaels Stores, Inc. Employees 401(k) Trust.(6).........................................
    10.6   -- Form of Indemnity Agreement between Michaels Stores, Inc. and certain officers and directors of the Registrant.(10).........................................................
    10.7   -- Form of Employment Agreement between Michaels Stores, Inc. and certain directors of the
              Registrant.(7)(12).......................................................................
    10.8   -- Form of Consulting Agreement between Michaels Stores, Inc. and certain directors of the
              Registrant.(7)(12).......................................................................
    10.9   -- Form of Employment Agreement between Michaels Stores, Inc. and certain key executives of the Registrant.(7)(12)...................................................................
    10.10  -- Michaels Stores, Inc. Employees Stock Purchase Plan.(9)..................................
    10.11  -- Michaels Stores, Inc. Key Employee Stock Compensation Program, as amended effective
              February 25, 1992.(3)(12)................................................................
    10.12  -- Michaels Stores, Inc. 1992 Non-Statutory Stock Option Plan dated August 1,
              1992.(3)(12).............................................................................

 EXHIBIT                                                                                                 SEQUENTIALLY
   NO.                                             DESCRIPTION                                           NUMBERED PAGE
- - ---------  --------------------------------------------------------------------------------------------  -------------
    10.13  -- Form of Non-Statutory Stock Option Agreement covering options granted to certain directors and consultants of the Company other than pursuant to the Michaels Stores, Inc.
              Key Employee Stock Compensation Program and the Michaels Stores, Inc. 1992 Non-Statutory
              Stock Option Plan.(10)(12)...............................................................
    10.14  -- Credit Agreement dated June 24, 1993, between Michaels Stores, Inc. and NationsBank of
              Texas, N.A. (the "Credit Agreement").(11)
    10.15  -- Amendment to Credit Agreement dated as of December 31, 1993.(1)
    10.16  -- Amendment to Credit Agreement dated as of March 31, 1994.(1)
    10.17  -- Credit Agreement dated April 29, 1994, between Michaels Stores, Inc. and NationsBanks of
              Texas, N.A.(1)
    11     -- Computation of Earnings Per Common Share.(1).............................................
    13     -- Portions of 1993 Annual Report to Shareholders that are incorporated by reference into
              Items 6, 7 and 8 of this Annual Report on Form 10-K.(1)..................................
    23     -- Consent of Ernst & Young.(1).............................................................

- - ------------------------
 (1)  Filed herewith.
 (2) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-9456) and incorporated herein by reference.
 (3) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8 (No. 33-54726) and incorporated herein by reference.
 (4) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 2-89370) and incorporated herein by reference.
 (5) Previously filed as an Exhibit to the Peoples Restaurants, Inc. Registration Statement on Form S-1 (No. 2-85737) and incorporated herein by reference.
 (6) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8 (No. 33-11985) and incorporated herein by reference.
 (7) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 29, 1989 and incorporated herein by reference.
 (8) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1990 and incorporated herein by reference.
 (9) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended February 2, 1992 and incorporated herein by reference.
(10) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1993 and incorporated herein by reference.
(11) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 1993 and incorporated herein by reference.
(12) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c).