Form 10-Q
period 1994-05-01
MICHAELS STORES INC
filed 1994-06-15
CIK 740670

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-Q

(MARK ONE)
   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE QUARTERLY PERIOD ENDED MAY 1, 1994
                                            OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
              ________________________ TO ________________________

                         COMMISSION FILE NUMBER 0-11822

                              -------------------

                             MICHAELS STORES, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                               75-1943604
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification Number)

                 5931 CAMPUS CIRCLE DRIVE, IRVING, TEXAS 75063
                     P.O. BOX 619566, DFW, TEXAS 75261-9566
          (Address of principal executive offices including zip code)

                                 (214) 714-7000
              (Registrant's telephone number, including area code)

                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes _X_    No ____

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Shares Outstanding as of June 14, 1994
                                   17,492,733

                                     TITLE
                     Common stock, par value $.10 per share

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                             MICHAELS STORES, INC.
                                   FORM 10-Q
                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MICHAELS STORES, INC.
                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)
                                     ASSETS

                                                               MAY 1,   JANUARY 30,
                                                                1994       1994
                                                              --------  -----------
Current assets:
  Cash and equivalents......................................  $  2,867   $      867
  Marketable and other securities...........................    67,734       67,956
  Merchandise inventories...................................   230,406      206,185
  Prepaid expenses and other................................    21,971       16,004
                                                              --------  -----------
    Total current assets....................................   322,978      291,012
                                                              --------  -----------
Property and equipment, at cost.............................   136,415      119,555
  Less accumulated depreciation.............................   (48,575)     (43,683)
                                                              --------  -----------
                                                                87,840       75,872
                                                              --------  -----------
Costs in excess of net assets of acquired operations, net...    43,954       23,503
Other assets................................................     8,347        7,443
                                                              --------  -----------
                                                                52,301       30,946
                                                              --------  -----------
                                                              $463,119   $  397,830
                                                              --------  -----------
                                                              --------  -----------
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $ 47,741   $   42,309
  Short-term bank debt......................................    56,000       13,000
  Income taxes payable......................................     4,252        7,866
  Accrued liabilities and other.............................    45,259       46,021
                                                              --------  -----------
    Total current liabilities...............................   153,252      109,196
                                                              --------  -----------
Convertible subordinated notes..............................    97,750       97,750
Deferred income taxes and other.............................     5,521        5,469
                                                              --------  -----------
    Total long-term liabilities.............................   103,271      103,219
                                                              --------  -----------
                                                               256,523      212,415
                                                              --------  -----------
Commitments and contingencies
Shareholders' equity:
  Common stock, 17,462,331 shares outstanding...............     1,746        1,670
  Additional paid-in capital................................   126,126      107,168
  Retained earnings.........................................    78,724       76,577
                                                              --------  -----------
    Total shareholders' equity..............................   206,596      185,415
                                                              --------  -----------
                                                              $463,119   $  397,830
                                                              --------  -----------
                                                              --------  -----------

          See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                               QUARTER ENDED
                                                                                          ------------------------
                                                                                            MAY 1,       MAY 2,
                                                                                             1994         1993
                                                                                          -----------  -----------
Net sales...............................................................................  $   159,798  $   112,961
Cost of sales and occupancy expense.....................................................      103,511       73,279
Selling, general and administrative expense.............................................       47,216       33,720
                                                                                          -----------  -----------
Operating income........................................................................        9,071        5,962
Interest expense........................................................................        2,026        1,522
Other income, net.......................................................................       (1,031)      (1,735)
                                                                                          -----------  -----------
Income before income taxes..............................................................        8,076        6,175
Provision for income taxes..............................................................        3,109        2,377
                                                                                          -----------  -----------
Net income..............................................................................  $     4,967  $     3,798
                                                                                          -----------  -----------
                                                                                          -----------  -----------
Earnings per common and common equivalent share.........................................  $       .28  $       .22
                                                                                          -----------  -----------
                                                                                          -----------  -----------
Weighted average common and common equivalent shares outstanding........................       17,856       17,130
                                                                                          -----------  -----------
                                                                                          -----------  -----------

          See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               QUARTER ENDED
                                                                                          ------------------------
                                                                                            MAY 1,       MAY 2,
                                                                                             1994         1993
                                                                                          -----------  -----------
Operating activities:
  Net income............................................................................  $     4,967  $     3,798
  Adjustments:
    Depreciation and amortization.......................................................        3,767        2,839
    Change in assets and liabilities excluding the effects of acquisitions:
      Merchandise inventories...........................................................      (18,562)     (17,325)
      Prepaid expenses and other assets.................................................       (2,994)      (2,296)
      Accounts payable..................................................................         (771)       2,261
      Income taxes payable..............................................................       (4,111)      (1,843)
      Accrued and other liabilities.....................................................       (6,435)      (4,431)
                                                                                          -----------  -----------
        Net change in assets and liabilities............................................      (32,873)     (23,634)
                                                                                          -----------  -----------
        Net cash used in operating activities...........................................      (24,139)     (16,997)
                                                                                          -----------  -----------
Investing activities:
    Additions to property and equipment.................................................      (14,178)      (8,173)
    Purchases of marketable and other securities........................................       (5,046)     --
    Proceeds from sales of marketable and other securities..............................        1,865      --
    Acquisitions and other..............................................................         (217)     --
                                                                                          -----------  -----------
      Net cash used in investing activities.............................................      (17,576)      (8,173)
                                                                                          -----------  -----------
Financing activities:
  Net borrowings under bank credit facilities...........................................       42,500      --
  Proceeds from issuance of common stock and other......................................        1,215          (16)
                                                                                          -----------  -----------
      Net cash provided by financing activities.........................................       43,715          (16)
                                                                                          -----------  -----------
Net increase (decrease) in cash and equivalents.........................................        2,000      (25,186)
Cash and equivalents at beginning of year...............................................          867       42,075
                                                                                          -----------  -----------
Cash and equivalents at end of quarter..................................................  $     2,867  $    16,889
                                                                                          -----------  -----------
                                                                                          -----------  -----------
Cash payments for:
  Interest..............................................................................  $       293  $        24
  Income taxes..........................................................................        7,220        4,221

          See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE THREE MONTHS ENDED MAY 1, 1994
                                  (UNAUDITED)

NOTE A

    The accompanying consolidated financial statements are unaudited (except for the Consolidated Balance Sheet as of January 30, 1994) and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of financial position and results of operations for the three months ended May 1, 1994. All of such adjustments are of a normal and recurring nature. Because of the seasonal nature of the Company's business, the results of operations for the three months ended May 1, 1994 are not indicative of the results to be expected for the entire year.

NOTE B

    In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted the provisions of the new standard for investments held as of or acquired after January 31, 1994. Marketable equity and debt securities subject to the new standard have been classified as available-for-sale. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The adoption did not have a material effect on the Company's financial position.

NOTE C

    On February 23, 1994, the Company acquired Treasure House Stores, Inc. ("THSI"), which operates a chain of nine arts and crafts stores in Washington and Oregon and holds leases on two additional stores to be opened in 1994. A total of 280,000 shares of Michaels common stock were issued in exchange for 100% of the issued and outstanding common stock of THSI. The acquisition has been accounted for as a pooling-of-interests, and was not material to sales, net income or financial position of any previous year. Accordingly, the Company's financial statements have not been restated. However, the Company's opening balance of retained earnings at January 31, 1994 does reflect the accumulated deficit of THSI in the amount of $2.2 million.

    In April 1994, the Company acquired the affiliated arts and crafts store chains of Oregon Craft & Floral Supply Co. with eight stores located primarily in the Portland, Oregon area, and H&H Craft & Floral Supply Co., with eight stores located in Southern California, for a total of 455,000 shares of Michaels Common Stock valued at $18.5 million. The transaction was accounted for as a purchase; accordingly, the purchase price was allocated to assets and liabilities based on preliminary estimated fair values as of the acquisition date. The excess of the consideration paid over the estimated fair value of assets acquired in the amount of $22.7 million has been recorded as goodwill and will be amortized on a straight line basis over a period of 40 years. The acquisition was not material to sales or net income for the current quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    The Company acquired 25 stores and opened 14 stores during the first quarter of fiscal 1994. Capital expenditures for these stores, and, to a lesser extent, the remodeling and expansion of existing stores, the expansion of two distribution facilities, and system enhancements, amounted to $14.2 million in the first quarter of fiscal 1994. The Company expects capital expenditures during the remainder of fiscal 1994 to be at least $42 million, relating primarily to the opening of new stores during the second and third quarters. In addition to the stores being acquired through the acquisition of Leewards Creative Crafts, Inc. ("Leewards") as described below, the Company anticipates opening approximately 41 additional new stores in 1994.

    In May 1994, Michaels announced that it had signed a definitive merger agreement for the acquisition of Leewards, an Illinois-based arts and crafts retailer with approximately 100 stores located primarily in the midwestern and northeastern United States. The aggregate merger consideration, which is (i) subject to certain downward adjustments and (ii) payable, in part, in cash in lieu of shares with respect to certain shares of preferred stock and with respect to the net value of outstanding options to purchase Leewards common stock, is expected to consist of approximately $12.8 million in cash and approximately 1,272,000 shares of Michaels Common Stock (assuming that the market price of Michaels Common Stock is $39.50 at closing). The purchase transaction is expected to close on or before July 31, 1994. Also in May, the Company filed a registration statement with respect to an additional underwritten offering of shares of the Company's Common Stock in the United States and internationally. The merger agreement provides that if the net proceeds per share in the Common Stock offering exceed $39.00, the total number of shares issued in connection with the merger will be reduced by 25% of the number of shares offered by the Company in the Common Stock offering (excluding the over-allotment option), but not to exceed 500,000 shares of Common Stock (the "Reduced Share Amount"). In lieu thereof, cash equal to the net proceeds per share received in the Common Stock offering times the Reduced Share Amount will be distributed to the Leewards shareholders. Upon consummation of the Leewards acquisition, Michaels will also repay the indebtedness under Leewards' bank credit facility and subordinated notes, expected to total approximately $50 million at closing. The balance will be used to fund planned new store expansion, working capital requirements, future acquisition opportunities and for other general corporate purposes. If the Leewards acquisition is not consummated, all proceeds will be used to fund planned new store expansion, working capital requirements, future acquisition opportunities, and for other general corporate purchases.

    The Company currently has a bank credit agreement (Credit Agreement) which includes an unsecured line of credit and provides for the issuance of letters of credit. The total principal amount available under the Credit Agreement is $100 million minus the sum amount of outstanding letters of credit. Borrowings under the Credit Agreement, which expires July 31, 1994, bear interest at the prime rate or at other alternative rates. As of May 1, 1994, the Company had $40.3 million in available unused capacity under the Credit Agreement. The Company is currently negotiating a three-year $150 million revolving credit facility to replace the existing one.

    Subsequent to May 1, 1994, the Company has sold its interest in all limited partnerships (with a carrying value of $20.8 million) and certain marketable securities, and the proceeds are being used to reduce short-term bank debt.

    At May 1, 1994 the Company had working capital of $169.7 million, compared to $181.8 million at January 30, 1994. Management believes that the Company has sufficient working capital and access to credit to sustain current growth plans.

RESULTS OF OPERATIONS

    The following table shows the percentage of net sales that each item in the Consolidated Statements of Income represents. This table should be read in conjunction with the following discussion and with the Company's financial statements, including the notes:

                                                                        FOR THE
                                                                     QUARTER ENDED
                                                                    ---------------
                                                                    MAY 1,   MAY 2,
                                                                     1994     1993
                                                                    ------   ------
Net sales.........................................................    100.0%   100.0%
Cost of sales and occupancy expense...............................     64.8     64.9
Selling, general and administrative expense.......................     29.5     29.8
                                                                    ------   ------
Operating income..................................................      5.7      5.3
Interest expense..................................................      1.3      1.3
Other income, net.................................................     (0.6)    (1.5)
                                                                    ------   ------
Income before income taxes........................................      5.0      5.5
Provision for income taxes........................................      1.9      2.1
                                                                    ------   ------
Net income........................................................      3.1%     3.4%
                                                                    ------   ------
                                                                    ------   ------

THREE MONTHS ENDED MAY 1, 1994 COMPARED TO THE
 THREE MONTHS ENDED MAY 2, 1993

    Net sales for the three months ended May 1, 1994, increased $46.8 million or 41%, compared to the same period of the prior year. The results for the first quarter of fiscal 1994 included sales of 64 stores that were added during the previous twelve months, 9 of which were acquired and 14 of which were opened during the first quarter of this year. In the first quarter of fiscal 1994, sales of newer stores (not included in comparable store sales) accounted for $35.1 million of the increase. Comparable store sales increased 10% over the first quarter of last year.

    Cost of sales and occupancy expense decreased by 0.1%, as a percentage of sales, for the first quarter of fiscal 1994 compared to the same period of the prior year, primarily due to increases in volume discounts from vendors.

    Selling, general and administrative expense decreased by 0.3%, as a percentage of sales, in the first quarter of fiscal 1994 compared to the same period of the prior year. The decrease was due primarily to lower general and administrative expenditures being spread over a larger revenue base in the current period.

    The increase in interest expense for the first quarter of fiscal 1994 to $2.0 million from $1.5 million for the same period a year ago was due primarily to interest expense incurred on short-term bank borrowings. This year's decrease in other income was due principally to a decline in the average investment portfolio this year compared to the prior year period.

    Earnings for the 1994 first quarter included one-time transaction costs, severance costs and duplicate pre-merger general and administrative costs associated with the acquisition of Treasure House during the quarter, which was accounted for as a pooling of interests and, accordingly, had its sales and earnings included in the Company's results as of the beginning of the quarter. Without these one-time costs totaling $0.02 per share, earnings per share would have been $0.30 for the quarter, an increase of 36% over the year earlier period.

                             MICHAELS STORES, INC.

                                   FORM 10-Q

                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its annual meeting of shareholders on May 24, 1994. The following are the results of certain matters voted upon at the meeting:

        (a) Proposal to adopt the Company's 1994 Non-Statutory Stock Option Plan providing for a maximum aggregate number of shares of Common Stock of 1,000,000 available for issuance from time to time pursuant to such plan.

                                         For: 9,247,893
                                     Against: 2,638,476
                                        Abstain: 58,739

        (b) Election of three directors to the board.

NOMINEES                                                         FOR        WITHHELD
- - ----------------------------------------------------------  -------------  -----------
Sam Wyly..................................................     13,748,413      62,557
Michael C. French.........................................     13,748,418      62,552
Donald R. Miller, Jr......................................     13,749,162      61,808

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

       2.1   -- Agreement and Plan of Merger dated as of May 10, 1994 among Michaels Stores, Inc.,
               LWA Acquisition Corporation and Leewards Creative Crafts, Inc.(2)
       2.2   -- First Amendment to  Agreement and Plan of  Merger dated as of  June 2, 1994  among
               Michaels  Stores, Inc., LWA  Acquisition Corporation and  Leewards Creative Crafts,
               Inc.(1)
       2.3   -- Stock Purchase Agreement,  dated as of February  16, 1994, among Michaels  Stores,
               Inc.,  Treasure House Stores,  Inc. and the stockholders  of Treasure House Stores,
               Inc.(3)
       2.4   -- Amendment No. 1 to Stock Purchase Agreement.(3)
       2.5   -- Agreement and Plan of  Merger, dated as of March  3, 1994, among Michaels  Stores,
               Inc. and the other parties listed therein.(2)
       2.6   --  Amendment No. 1 to Agreement and Plan of Merger, dated as of March 3, 1994, among
               Michaels Stores, Inc. and the other parties listed therein.(2)
       4.1   -- Bylaws of the Registrant, as amended and restated.(4)
       4.2   -- Restated Certificate of Incorporation of the Registrant.(5)
       4.3   -- Form of Common Stock Certificate.(4)
       4.4   -- Common Stock and Warrant Agreement dated  as of October 16, 1984 between  Michaels
               Stores, Inc. and Peoples Restaurants, Inc., including form of Warrant.(6)
       4.5   --  First Amendment  to Common  Stock and  Warrant Agreement  dated October  31, 1984 between The First Dallas Group, Ltd. and Michaels Stores, Inc.(6)
       4.6   -- Second Amendment  to Common Stock  and Warrant Agreement  dated November 28,  1984 between First Dallas Investments -- Michaels I, Ltd. and Michaels Stores, Inc.(6)
       4.7   --  Third Amendment  to Common  Stock and Warrant  Agreement dated  February 27, 1985 between First Dallas Investments -- Michaels I, Ltd., The First Dallas Group, Ltd.,
               Sam Wyly, Charles J. Wyly, Jr. and Michaels Stores, Inc.(7)
       4.8   -- Amendment to Common  Stock and Warrant Agreement  dated September 1, 1992  between
               Michaels Stores, Inc. and the other parties listed therein.(5)

       4.9   --  Indenture,  dated as  of  January 22,  1993,  between Michaels  Stores,  Inc. and
               NationsBank of Texas, N.A., as Trustee, including the form of 4 3/4%/6 3/4% Step-up
               Convertible Subordinated Note included therein.(6)
      10.1   -- Asset Purchase and  Territorial Development Agreement dated  March 25, 1983  among
               Dupey  Enterprises, Inc., Dupey Management  Corporation, Michael and Patricia Dupey
               Family Trust, Mike Dupey and Patty Dupey.(8)
      10.2   -- Amendment to Asset Purchase and Territorial Development Agreement dated March  30,
               1985.(6)
      10.3   --  Release and Settlement Agreement dated February 15, 1988 between Dupey Management
               Corporation, Michael  J. Dupey,  Patricia  Dupey, Michaels  Stores, Inc.  and  B.B.
               Tuley.(4)
      10.4   -- Michaels Stores, Inc. Employees 401(k) Plan.(4)
      10.5   -- Michaels Stores, Inc. Employees 401(k) Trust.(9)
      10.6   -- Form of Indemnity Agreement between Michaels Stores, Inc. and certain officers and directors of the Registrant.(6)
      10.7   --  Form of Employment Agreement between  Michaels Stores, Inc. and certain directors of the Registrant.(10)
      10.8   -- Form of Consulting Agreement between  Michaels Stores, Inc. and certain  directors of the Registrant.(10)
      10.9   --  Form  of  Employment Agreement  between  Michaels  Stores, Inc.  and  certain key executives of the Registrant.(10)
      10.10  -- Michaels Stores, Inc. Employees Stock Purchase Plan.(11)
      10.11  -- Michaels  Stores,  Inc.  Key  Employee  Stock  Compensation  Program,  as  amended effective February 25, 1992.(5)
      10.12  --  Michaels  Stores,  Inc. 1992  Non-Statutory  Stock  Option Plan  dated  August 1,
               1992.(5)
      10.13  -- Form of Non-Statutory Stock Option  Agreement covering options granted to  certain directors  and  consultants of  the  Company other  than  pursuant to  the Michaels
               Stores, Inc. Key Employee Stock Compensation Program and the Michaels Stores,  Inc.
               1992 Non-Statutory Stock Option Plan.(6)
      10.14  --  Credit  Agreement  dated  June  24,  1993,  between  Michaels  Stores,  Inc.  and
               NationsBank of Texas, N.A. (the "Credit Agreement").(12)
      10.15  -- Amendment to Credit Agreement dated as of December 31, 1993.(4)
      10.16  -- Amendment to Credit Agreement dated as of March 31, 1994.(4)
      10.17  -- Credit  Agreement  dated  April  29,  1994,  between  Michaels  Stores,  Inc.  and
               NationsBank of Texas, N.A.(4)
      11     -- Computation of Earnings Per Common Share.(1)

- - ------------------------

(1)  Filed herewith.
(2) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-53639) and incorporated herein by reference.
(3) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-3 (No. 33-52311) and incorporated herein by reference.
(4) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1994 and incorporated herein by reference.
(5) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8 (No. 33-54726) and incorporated herein by reference.
(6) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1993 and incorporated herein by reference.

(7)  Previously filed as an Exhibit  to the Registrant's Registration  Statement
     on Form S-1 (No. 33-9456) and incorporated herein by reference.
(8)  Previously   filed  as  an   Exhibit  to  the   Peoples  Restaurants,  Inc.
     Registration Statement on Form S-1 (No. 2-85737) and incorporated herein by reference.
(9)  Previously filed as an Exhibit  to the Registrant's Registration  Statement
     on Form S-8 (No. 33-11985) and incorporated herein by reference.
(10) Previously  filed as an  Exhibit to the Registrant's  Annual Report on Form
     10-K for  the  year ended  January  29,  1989 and  incorporated  herein  by reference.
(11) Previously  filed as an  Exhibit to the Registrant's  Annual Report on Form
     10-K for  the  year ended  February  2,  1992 and  incorporated  herein  by reference.
(12) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form
     10-Q for the fiscal quarter ended August 1, 1993 and incorporated herein by reference.

        (b) Reports on Form 8-K

    A report on Form 8-K was filed by the Company on May 23, 1994, describing the Merger Agreement with Leewards Creative Crafts, Inc. and the transactions contemplated thereby.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAELS STORES, INC.

By:          /s/ R. DON MORRIS

   -----------------------------------
              R. Don Morris
      EXECUTIVE VICE PRESIDENT AND
         CHIEF FINANCIAL OFFICER
      (PRINCIPAL FINANCIAL OFFICER)

Dated: June 15, 1994

                                 EXHIBIT INDEX

EXHIBIT NO.                                           DESCRIPTION                                               PAGE
- - -----------  ----------------------------------------------------------------------------------------------     -----
2.2          First Amendment to Agreement and Plan of Merger dated as of June 2, 1994 among Michaels
             Stores, Inc., LWA Acquisition Corporation and Leewards Creative Crafts, Inc.
11           Computation of Earnings Per Common Share for the three months ended May 1, 1994.