Form 10-Q
period 1994-07-31
MICHAELS STORES INC
filed 1994-09-14
CIK 740670

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1994

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number 0-11822

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Shares Outstanding as

          Title                              of September 13, 1994

Common stock, par value $.10 per share            21,205,034

<Page)
                             MICHAELS STORES, INC.
                                   FORM 10-Q
                         Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                             MICHAELS STORES, INC.
                          Consolidated Balance Sheets
                        (In thousands except share data)
                                  (Unaudited)

                                     ASSETS

                                                July 31,       January 30,
                                                  1994            1994
                                                --------       -----------
Current assets:
  Cash and equivalents                          $  9,724         $    867
  Marketable securities                           19,776           67,956
  Merchandise inventories                        305,577          206,185
  Deferred income taxes                           22,752            2,952
  Prepaid expenses and other                      13,617           13,052
                                                --------         --------
    Total current assets                         371,446          291,012
                                                --------         --------

Property and equipment, at cost                  170,256          119,555
  Less accumulated depreciation                  (51,461)         (43,683)
                                                --------         --------
                                                 118,795           75,872
Costs in excess of net assets of
  acquired operations, net                       101,506           23,503
Other assets                                       6,017            7,443
                                                --------         --------
                                                 107,523           30,946
                                                --------         --------
                                                $597,764         $397,830
                                                ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $ 68,276         $ 42,309
  Bank debt                                       34,200           13,000
  Income taxes payable                                -             7,866
  Accrued liabilities and other                   70,093           46,021
                                                --------         --------
    Total current liabilities                    172,569          109,196

Convertible subordinated notes                    96,950           97,750
Deferred income taxes and other                    7,431            5,469
    Total long-term liabilities                  104,381          103,219
                                                --------         --------
                                                 276,950          212,415

Commitments and contingencies

Shareholders' equity:
Common stock, 21,103,694
  shares outstanding                               2,110            1,670
Additional paid-in capital                       238,871          107,168
Retained earnings                                 79,833           76,577
                                                --------         --------
  Total shareholders' equity                     320,814          185,415
                                                --------         --------
                                                $597,764         $397,830
                                                ========         ========

See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.
                       Consolidated Statements of Income
                      (In thousands except per share data)
                                  (Unaudited)

                                                    Quarter Ended
                                                 ---------------------
                                                 July 31,   August 1,
                                                   1994       1993
                                                 --------    --------
Net sales                                        $174,204    $115,414

Cost of sales and occupancy expense               111,237      74,150
Selling, general and administrative expense        52,817      35,508
Store closing and conversion costs <F1>             7,074          -
                                                 --------    --------
Operating income                                    3,076       5,756

Interest expense                                    2,358       1,591
Other income, net                                    (450)     (1,746)
                                                 --------    --------
Income before income taxes                          1,168       5,911

Provision for income taxes                            455       2,276
                                                 --------    --------
Net income                                       $    713    $  3,635
                                                 ========    ========
Earnings per common and common
  equivalent share                                   $.04        $.21
                                                     ====        ====
Weighted average common and common
  equivalent shares                                18,845      17,145





<F1> $4,385 net of tax, or $.23 per share.
See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.
                       Consolidated Statements of Income
                      (In thousands except per share data)
                                  (Unaudited)

                                                 Six Months Ended
                                              ----------------------
                                              July 31,     August 1,
                                                1994          1993
                                              --------      --------
Net sales                                     $334,002      $228,375

Cost of sales and occupancy expense            214,748       147,429
Selling, general and administrative expense    100,033        69,228
Store closing and conversion costs <F2>          7,074            -
                                              --------      --------
Operating income                                12,147        11,718

Interest expense                                 4,384         3,113
Other income, net                               (1,481)       (3,481)
                                              --------      --------
Income before income taxes                       9,244        12,086

Provision for income taxes                       3,564         4,653
                                              --------      --------
Net income                                    $  5,680      $  7,433
                                              ========      ========
Earnings per common and common
  equivalent share                                $.31          $.43
                                                  ====          ====
Weighted average common and common
  equivalent shares                             18,315        17,138






<F2> $4,385 net of tax, or $.24 per share.

See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                      Six Months Ended
                                                   ----------------------
                                                   July 31,     August 1,
                                                     1994          1993
                                                   --------      --------
Operating activities:
  Net income                                       $  5,680      $  7,433

  Depreciation and amortization                       8,056         5,796
  Change in assets and liabilities excluding
    the effects of acquisitions:
    Merchandise inventories                         (51,408)      (55,885)
    Prepaid expenses and other assets                (2,017)       (5,679)
    Accounts payable                                  2,381        21,279
    Income taxes payable                             (8,363)       (3,565)
    Accrued and other liabilities                    (5,896)        5,677
                                                   --------     ---------
      Net change in assets and liabilities          (65,303)      (38,173)
                                                   --------     ---------
        Net cash used in operating activities       (51,567)      (24,944)
                                                   --------     ---------
Investing activities:
  Additions to property and equipment               (31,268)      (19,338)
  Net proceeds from sales of marketable
    securities                                       46,183            -
  Acquisitions and other                            (48,820)       (1,322)
                                                   --------     ---------
        Net cash used in investing activities       (33,905)      (20,660)
                                                   --------     ---------
Financing activities:
  Net borrowings under bank credit facilities        20,700         5,000
  Proceeds from issuance of common stock and other   73,629         1,290
                                                   --------     ---------
        Net cash provided by financing activities    94,329         6,290
                                                   --------     ---------
Net increase (decrease) in cash and equivalents       8,857       (39,314)
Cash and equivalents at beginning of year               867        42,075
                                                   --------     ---------
Cash and equivalents at end of period              $  9,724      $  2,761
                                                   ========     =========
Cash payments for:
  Interest                                         $  3,498      $  2,282
  Income taxes                                       14,399         7,605

See accompanying notes to consolidated financial statements.

                              MICHAELS STORES, INC.
                   Notes to Consolidated Financial Statements
            For the Three Months and Six Months ended July 31, 1994
                                  (Unaudited)

Note A

The accompanying consolidated financial statements are unaudited (except for the Consolidated Balance Sheet as of January 30, 1994) and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of financial position and results of operations for the three months and six months ended July 31, 1994. All of such adjustments are of a normal and recurring nature. Because of the seasonal nature of the Company's business, the results of operations for the three months and six months ended July 31, 1994 are not indicative of the results to be expected for the entire year.

Note B

In February 1994, the Company acquired Treasure House Stores, Inc. ("THSI"), a chain of nine arts and crafts stores operating primarily in the Seattle market, for 280,000 shares of Michaels common stock in a transaction accounted for as a pooling-of-interests. In April 1994, the Company acquired the affiliated arts and crafts store chains of Oregon Craft & Floral Supply Co. ("OCF"), with eight stores located primarily in the Portland, Oregon area, and H&H Craft & Floral Supply Co. ("H&H"), with eight stores located in southern California, for a total of 455,000 shares of Michaels common stock in a transaction accounted for as a purchase. This transaction resulted in the Company recording an addition to goodwill in the amount of $22.7 million.

Note C

Effective July 10, 1994, Michaels acquired Leewards Creative Crafts, Inc. ("Leewards"), an arts and crafts retailer with 98 stores located primarily in the midwestern and northeastern United States. The acquisition consideration consisted of $7.9 million in cash and 1,257,279 shares of Michaels common stock valued at $39.9 million. Upon consummation of the Leewards acquisition, Michaels also repaid $39.6 million of Leewards' indebtedness. The transaction was accounted for as a purchase; accordingly, the purchase price has been preliminarily allocated to assets and liabilities based on estimated values as of the acquisition date. The cost in excess of the estimated fair value of net assets acquired was recorded as goodwill in the amount of $57.9 million, which will be amortized on a straight-line basis over a period of 40 years. The results of operations since the acquisition date are included in the accompanying consolidated financial statements.

The following pro forma combined net sales, net income and earnings per share data summarize the results of operations for the six months ended July 31, 1994 and August 1, 1993 as if Leewards had been acquired as of the beginning of fiscal 1993.

                                                  Pro Forma
                                        -----------------------------
                                              Six Months Ended
                                        -----------------------------
                                        July 31, 1994  August 1, 1993
                                        -------------  --------------
Net sales                                 $396,355        $286,378
                                          ========        ========

Net income                                $  6,716        $  5,559
                                          ========        ========

Earnings per share                            $.35            $.30
                                              ====            ====

The pro forma combined financial results do not purport to represent the results of operations which would have occurred had such transactions been consummated at the beginning of the period indicated or the Company's results of operations for any future period. Anticipated operational efficiencies from the integration of the acquisition are not reflected in the above pro forma data.

The above pro forma data include adjustments to: eliminate net sales and related expenses of overlapping Leewards stores that will be closed; eliminate the duplicate occupancy costs of Leewards' distribution center and duplicate purchasing costs; amortize goodwill; expense pre-opening costs in the year incurred; reduce interest expense to Michaels' average borrowing rate; and reflect the tax effects of the above adjustments. The pro forma data for the six-month period ended July 31, 1994 exclude a $7.1 million charge ($4.4 million after tax or $.24 per share) for closure or relocation of approximately ten Michaels stores that compete with certain acquired locations, and conversion and training costs associated with the Leewards acquisition.

The above pro forma data do not include THSI, OCF or H&H prior to their respective acquisition dates in February 1994 and April 1994, since the acquisitions are not considered material, individually or in the aggregate, to the operating results of the Company.

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company acquired 123 stores and opened 29 stores during the first six months of fiscal 1994. Capital expenditures for these stores, and, to a lesser extent, the remodeling and expansion of existing stores, the expansion of two distribution facilities, and system enhancements, amounted to $31.3 million in the first six months of fiscal 1994. The Company expects capital expenditures during the remainder of fiscal 1994 to be at least $36 million, relating primarily to the opening of new stores during the third quarter.

In July 1994, the Company paid $7.9 million in cash as part of the total consideration provided to acquire Leewards, and repaid $39.6 million of Leewards' outstanding debt.

Also in July 1994, the Company completed a public offering of 2,353,432 shares of Michaels common stock. The $72.9 million of net proceeds from the sale were used to reduce outstanding bank debt.

At July 31, 1994 the Company had working capital of $198.9 million, compared to $181.8 million at January 30, 1994. The Company currently has a bank credit agreement ("Credit Agreement") which includes an unsecured line of credit and provides for the issuance of letters of credit. Borrowings under the Credit Agreement, which expires June 16, 1997, are limited to the lesser of $150 million or the Company's borrowing base (as defined in the Credit Agreement), in either case minus the aggregate amount of letters of credit. As of July 31, 1994, the Company had $81.7 million in available unused credit capacity under the Credit Agreement. Management believes that the Company has sufficient working capital, cash flow from operating activities, and available unused credit capacity to sustain current growth plans.

Results of Operations

The following table shows the percentage of net sales that each item in the Consolidated Statements of Income represents. This table should be read in conjunction with the following discussion and with the Company's financial statements, including the notes:

                                      For the               For the
                                   Quarter Ended         Six Months Ended
                                -------------------     -------------------
                                July 31,  August 1,     July 31,  August 1,
                                 1994       1993         1994       1993
                                --------  ---------     --------  ---------
Net sales                        100.0%     100.0%       100.0%     100.0%
Cost of sales and occupancy
  expense                         63.8       64.2         64.3       64.6
Selling, general and
  administrative expense          30.3       30.8         30.0       30.3
Store closing and conversion
  costs                            4.1         -           2.1         -
                                 -----      -----        -----      -----
Operating income                   1.8        5.0          3.6        5.1

Interest expense                   1.4        1.4          1.3        1.3
Other income, net                  (.3)      (1.5)         (.5)      (1.5)
                                 -----      -----        -----      -----
Income before income taxes          .7        5.1          2.8        5.3

Provision for income taxes          .3        2.0          1.1        2.0
                                 -----      -----        -----      -----
Net income                          .4%       3.1%         1.7%       3.3%
                                 =====      =====        =====      =====

Three months ended July 31, 1994 compared to the three months ended August 1, 1993

Net sales for the three months ended July 31, 1994, increased $58.8 million or 51%, compared to the same period of the prior year. The results for the second quarter of fiscal 1994 included sales of 176 stores (net of two closures) that were added during the previous twelve months, 13 of which were added during the second quarter of fiscal 1994, 98 Leewards stores (sales from which are included from July 10, 1994), and 16 stores acquired at the beginning of the quarter. In the second quarter of fiscal 1994, sales of newer stores (not included in comparable store sales) accounted for $53.7 million of the increase. Comparable store sales increased 7% over the second quarter of last year.

Cost of sales and occupancy expense decreased by 0.4%, as a percentage of sales, for the second quarter of fiscal 1994 compared to the same period of the prior year. The improvement was primarily due to increases in sales of higher margin products and services, and lower product costs (including volume discounts) from vendors, partially offset by an increase in occupancy expenses.

Selling, general and administrative expense decreased by 0.5%, as a percentage of sales, in the second quarter of fiscal 1994 compared to the same period of the prior year. The decrease was due primarily to lower corporate and administrative expenses, as a percentage of sales, which were spread over a larger revenue base in the current period.

The $7.1 million ($4.4 million net of tax, or $.23 per share) of store closure and conversion costs includes a charge for estimated net costs for closure or relocation of approximately ten Michaels stores that compete with certain acquired locations, as well as certain conversion and training costs related to the recently acquired Leewards stores.

The increase in interest expense for the second quarter of fiscal 1994 to $2.4 million from $1.6 million for the same period a year ago was due primarily to interest expense incurred on bank borrowings. This year's decrease in other income was due principally to a decline in the average investment portfolio this year compared to the prior year period.

The Company's effective tax rate increased due to the effect of additional amortization of goodwill, which is not deductible for tax purposes, related primarily to the Company's recent acquisitions.

Six months ended July 31, 1994 compared to the six months ended August 1, 1993

Net sales for the six months ended July 31, 1994, increased $105.6 million or 46% over the same period of the prior year. The results for the first six months of fiscal 1994 included sales of 176 stores (net of two closures) that were added during the previous twelve months, 27 of which were added during the first six months of this year, 98 Leewards stores (sales from which are included from July 10, 1994), and 25 stores acquired earlier in fiscal 1994. In the first six months of fiscal 1994, sales of newer stores (not included in comparable store sales) accounted for $88.8 million of the increase. Comparable store sales increased 9% over the same period of last year.

Cost of sales and occupancy expense decreased by 0.3%, as a percentage of sales, for the first six months of fiscal 1994 compared to the same period of the prior year. The improvement was primarily due to increases in sales of higher margin products and services, and lower product costs (including volume discounts) from vendors, partially offset by an increase in occupancy expenses.

Selling, general and administrative expense decreased by 0.3%, as a percentage of sales, for the first six months of fiscal 1994 compared to the same period of the prior year. The decrease was due primarily to lower corporate and administrative expenses, as a percentage of sales, which were spread over a larger revenue base in the current period.

The $7.1 million ($4.4 million net of tax, or $.24 per share) of store closure and conversion costs includes a charge for estimated net costs for closure or relocation of approximately ten Michaels stores that compete with certain acquired locations, as well as certain conversion and training costs related to the recently acquired Leewards stores.

Interest expense for the first six months of fiscal 1994 increased to $4.4 million from $3.1 million for the same period a year ago. The increase was due primarily to interest expense incurred on bank borrowings. This year's decrease in other income was due principally to a decline in the average investment portfolio this year compared to the prior year period.

                             MICHAELS STORES, INC.

                                   FORM 10-Q
                          Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 11.1 - Computation of Earnings Per Common Share for the three months ended July 31, 1994.

     Exhibit 11.2 - Computation of Earnings Per Common Share for the six months ended July 31, 1994.

(b)  Reports on Form 8-K

A report on Form 8-K was filed by the Company on May 23, 1994 and included unaudited combined pro forma financial statements of the Company and Leewards for the years ended January 30, 1994 and January 31, 1993 and historical financial statements of Leewards for the same periods.

A report on Form 8-K/A (Amendment No. 1) was filed by the Company on June 21, 1994 and included audited financial statements of Leewards for the years ended January 30, 1994 and January 31, 1993 and unaudited financial statements for the quarters ended May 1, 1994 and May 2, 1993.

A report on Form 8-K/A (Amendment No. 2) was filed by the Company on June 30, 1994 and included unaudited Pro Forma Combined Statements of Income for the Company and Leewards for the year ended January 30, 1994 and quarter ended May 1, 1994, an unaudited Pro Forma Combined Balance Sheet at May 1, 1994 and historical comparative Balance Sheets of Leewards at January 31, 1993, January 30, 1994 and May 1, 1994.

A report on Form 8-K/A (Amendment No. 3) was filed by the Company on July 14, 1994 and included unaudited Pro Forma Combined Statements of Income for the Company and Leewards for the year ended January 30, 1994 and quarter ended May 1, 1994, an unaudited Pro Forma Combined Balance Sheet at May 1, 1994 and historical comparative Balance Sheets of Leewards at January 31, 1993, January 30, 1994 and May 1, 1994.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



MICHAELS STORES, INC.


By:     /s/ R. Don Morris
    R. Don Morris
    Executive Vice President and
    Chief Financial Officer
    (Principal Financial Officer)



Dated: September 14, 1994

                                 EXHIBIT INDEX

EXHIBIT NUMBER              DESCRIPTION                      PAGE

11.1                  Computation of Earnings Per Common
                      Share for the three months ended
                      July 31, 1994.

11.2                  Computation of Earnings Per Common
                      Share for the six months ended
                      July 31, 1994.

                                                               EXHIBIT 11.1
                             MICHAELS STORES, INC.

                    Computation of Earnings Per Common Share
                        Three Months Ended July 31, 1994
                                  (Unaudited)

                                                        Weighted
                                                         Average
                                                       Outstanding
                                                    Equivalent Shares
                                                -------------------------
                                    Total                        Fully
                                  Outstanding     Primary       Diluted
                                  -----------   ----------     ----------
Outstanding at beginning
  of quarter                       17,462,331   17,462,331     17,462,331

Shares issued during quarter        3,641,363      657,511        657,511
                                                ----------     ----------
Weighted average outstanding
  shares                                        18,119,842     18,119,842

Common Equivalent Shares:
  Dilutive shares attributable
  to stock options (computed
  by the treasury stock
  method)                                          724,877        724,888
                                   ----------   ----------     ----------
Total outstanding shares           21,103,694   18,844,719     18,844,730
                                   ==========   ==========     ==========
Earnings per common and
  common equivalent share                             $.04           $.04
                                                      ====           ====

                                                             EXHIBIT 11.2

                             MICHAELS STORES, INC.

                    Computation of Earnings Per Common Share
                         Six Months Ended July 31, 1994
                                  (Unaudited)

                                                         Weighted
                                                          Average
                                                        Outstanding
                                                     Equivalent Shares
                                                   -----------------------
                                      Total                       Fully
                                   Outstanding     Primary       Diluted
                                   -----------    ----------    ----------
Outstanding at January 31, 1994     16,697,357    16,697,357    16,697,357

Shares issued during period          4,406,337       862,003       862,003
                                                  ----------    ----------
Weighted average outstanding
  shares                                          17,559,360    17,559,360

Common Equivalent Shares:
  Dilutive shares attributable
  to stock options (computed
  by the treasury stock
  method)                                            756,121       756,356
                                    ----------    ----------    ----------
Total outstanding shares            21,103,694    18,315,481    18,315,716
                                    ==========    ==========    ==========
Earnings per common and
  common equivalent share                               $.31          $.31
                                                        ====          ====