Form 10-Q
period 1994-10-30
MICHAELS STORES INC
filed 1994-12-14
CIK 740670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 1994

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

Yes X  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Shares Outstanding as

          Title                              of December 12 , 1994

Common stock, par value $.10 per share            21,332,235

                             MICHAELS STORES, INC.
                                   FORM 10-Q
                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             MICHAELS STORES, INC.
                          Consolidated Balance Sheets
                        (In thousands except share data)
                                  (Unaudited)

                                     ASSETS

                                              October 30,      January 30,
                                                  1994            1994
                                              -----------      -----------
Current assets:
  Cash and equivalents                          $  4,096         $    867
  Marketable securities                           18,418           67,956
  Merchandise inventories                        381,456          206,185
  Deferred income taxes                           20,414            2,952
  Prepaid expenses and other                      20,183           13,052
                                                --------         --------
    Total current assets                         444,567          291,012
                                                --------         --------

Property and equipment, at cost                  191,423          119,555
  Less accumulated depreciation                  (56,325)         (43,683)
                                                --------         --------
                                                 135,098           75,872
                                                --------         --------
Costs in excess of net assets of
  acquired operations, net                       100,803           23,503
Other assets                                       6,054            7,443
                                                --------         --------
                                                 106,857           30,946
                                                --------         --------
                                                $686,522         $397,830
                                                ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $134,467         $ 42,309
  Bank debt                                       50,000           13,000
  Income taxes payable                                -             7,866
  Accrued liabilities and other                   66,228           46,021
                                                --------         --------
    Total current liabilities                    250,695          109,196
                                                --------         --------

Convertible subordinated notes                    96,950           97,750
Deferred income taxes and other                    7,135            5,469
                                                --------         --------
    Total long-term liabilities                  104,085          103,219
                                                --------         --------
                                                 354,780          212,415
                                                --------         --------
Commitments and contingencies

Shareholders' equity:
  Common stock, 21,266,472
    shares outstanding                             2,127            1,670
  Additional paid-in capital                     242,722          107,168
  Retained earnings                               86,893           76,577
                                                --------         --------
    Total shareholders' equity                   331,742          185,415
                                                --------         --------
                                                $686,522         $397,830
                                                ========         ========

See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.
                       Consolidated Statements of Income
                      (In thousands except per share data)
                                  (Unaudited)

                                                  Quarter Ended
                                            --------------------------
                                            October 30,    October 31,
                                               1994           1993
                                            -----------    -----------
Net sales                                     $283,069       $155,750

Cost of sales and occupancy expense            187,566        101,588
Selling, general and administrative
  expense                                       80,676         46,343
                                              --------       --------
Operating income                                14,827          7,819

Interest expense                                 2,511          1,595
Other income, net                                 (430)        (1,666)
                                              --------       --------
Income before income taxes                      12,746          7,890

Provision for income taxes                       4,933          3,038
                                               -------       --------
Net income                                     $ 7,813       $  4,852
                                               =======       ========
Earnings per common and common
  equivalent share                                $.36           $.28
                                                  ====           ====
Weighted average common and common
  equivalent shares                             21,930         17,287
                                                ======         ======





See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.
                       Consolidated Statements of Income
                      (In thousands except per share data)
                                  (Unaudited)

                                               Nine Months Ended
                                           ---------------------------
                                           October 30,     October 31,
                                              1994            1993
                                           -----------     -----------
Net sales                                     $617,071        $384,125

Cost of sales and occupancy expense            402,314         249,017
Selling, general and administrative
  expense                                      180,709         115,571
Store closing and conversion costs <F1>          7,074              -
                                              --------        --------
Operating income                                26,974          19,537

Interest expense                                 6,895           4,708
Other income, net                               (1,911)         (5,147)
                                              --------        --------
Income before income taxes                      21,990          19,976

Provision for income taxes                       8,497           7,691
                                              --------        --------
Net income                                    $ 13,493        $ 12,285
                                              ========        ========
Earnings per common and common
  equivalent share                                $.69            $.71
                                                  ====            ====
Weighted average common and common
  equivalent shares                             19,521          17,188
                                                ======          ======





<F1> $4,385 net of tax, or $.22 per share.

See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                 (Unaudited)

                                                     Nine Months Ended
                                                  ------------------------
                                                  October 30,  October 31,
                                                     1994          1993
                                                  -----------  -----------
Operating activities:
  Net income                                       $ 13,493      $ 12,285

  Depreciation and amortization                      13,414         9,125
  Change in assets and liabilities excluding
    the effects of acquisitions:
    Merchandise inventories                        (127,286)     (114,028)
    Prepaid expenses and other assets                (6,050)       (8,729)
    Accounts payable                                 68,572        47,355
    Income taxes payable                             (8,363)       (1,260)
    Accrued and other liabilities                   (10,144)        9,929
                                                   --------      --------
      Net change in assets and liabilities          (83,271)      (66,733)
                                                   --------      --------
        Net cash used in operating activities       (56,364)      (45,323)
                                                   --------      --------
Investing activities:
  Additions to property and equipment               (51,959)      (32,651)
  Net proceeds from sales of marketable
    securities                                       46,184        13,997
  Acquisitions and other                            (48,820)       (1,349)
                                                   --------      --------
        Net cash used in investing activities       (54,595)      (20,003)
                                                   --------      --------
Financing activities:
  Net borrowings under bank credit facilities        36,500        21,000
  Proceeds from issuance of common stock and other   77,688         3,428
                                                   --------      --------
        Net cash provided by financing activities   114,188        24,428
                                                   --------      --------
Net increase (decrease) in cash and equivalents       3,229       (40,898)
Cash and equivalents at beginning of year               867        42,075
                                                   --------      --------
Cash and equivalents at end of period              $  4,096      $  1,177
                                                   ========      ========
Cash payments for:
  Interest                                         $  4,253      $  2,507
  Income taxes                                       16,506         7,828

See accompanying notes to consolidated financial statements.

                              MICHAELS STORES, INC.
                   Notes to Consolidated Financial Statements
          For the Three Months and Nine Months ended October 30, 1994
                                  (Unaudited)

Note A

The accompanying consolidated financial statements are unaudited (except for the Consolidated Balance Sheet as of January 30, 1994) and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of financial position and results of operations for the three months and nine months ended October 30, 1994. All of such adjustments are of a normal and recurring nature. Because of the seasonal nature of the Company's business, the results of operations for the three months and nine months ended October 30, 1994 are not indicative of the results to be expected for the entire year.

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

The following pro forma combined net sales, net income and earnings per share data summarize the results of operations for the nine months ended October 30, 1994 and October 31, 1993 as if Leewards had been acquired as of the beginning of fiscal 1993.

                                                  Pro Forma
                                        -----------------------------
                                             Nine Months Ended
                                        -----------------------------
                                        Oct. 30, 1994   Oct. 31, 1993
                                        -------------   -------------

Net sales                                 $679,424        $487,926
                                          ========        ========

Net income                                $ 14,123        $ 11,032
                                          ========        ========

Earnings per share                            $.70            $.60
                                              ====            ====

The pro forma combined financial results do not purport to represent the results of operations which would have occurred had such transactions been consummated at the beginning of the period indicated or the Company's results of operations for any future period. Anticipated operational efficiencies from the integration of the acquisition are not fully reflected in the above pro forma data.

The above pro forma data include adjustments to: eliminate net sales and related expenses of overlapping Leewards stores that have been closed; eliminate the duplicate occupancy costs of Leewards' distribution center and duplicate purchasing costs; amortize goodwill; expense pre-opening costs in the year incurred; reduce interest expense to Michaels' average borrowing rate; and reflect the tax effects of the above adjustments. The pro forma data for the nine-month period ended October 30, 1994 exclude a $7.1 million charge ($4.4 million after tax or $.22 per share) for closure or relocation of approximately ten Michaels stores (of which six have been closed and one relocated as of October 30, 1994) that compete with certain acquired locations, and conversion and training costs associated with the Leewards acquisition.

The above pro forma data does not include THSI, OCF or H&H prior to their respective acquisition dates in February 1994 and April 1994, since the acquisitions are not considered material, individually or in the aggregate, to the operating results of the Company.

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------

The Company acquired 123 stores and opened 61 stores during the first nine months of fiscal 1994. Capital expenditures for these stores, and, to a lesser extent, the remodeling and expansion of existing stores, the expansion of two distribution facilities, and system enhancements, amounted to $52.0 million in the first nine months of fiscal 1994. The Company expects capital expenditures during the remainder of fiscal 1994 to be at least $16 million, relating primarily to systems enhancements and the opening of new stores in early fiscal 1995.

In July 1994, the Company paid $7.9 million in cash as part of the total consideration provided to acquire Leewards, and repaid $39.6 million of Leewards' outstanding debt.

Also in July 1994, the Company completed a public offering of 2,353,432 shares of Michaels common stock. The $72.9 million of net proceeds from the sale were used to reduce outstanding bank debt.

At October 30, 1994 the Company had working capital of $193.9 million, compared to $181.8 million at January 30, 1994. The Company currently has a bank credit agreement ("Credit Agreement") which includes an unsecured line of credit and provides for the issuance of letters of credit. Borrowings under the Credit Agreement, which expires June 16, 1997, are limited to the lesser of $150 million or the Company's borrowing base (as defined in the Credit Agreement), in either case minus the aggregate amount of letters of credit. As of October 30, 1994, the Company had $68.3 million in available unused credit capacity under the Credit Agreement. Management believes that the Company has sufficient working capital, cash flow from operating activities, and available unused credit capacity to sustain current growth plans.

Results of Operations
- ---------------------

The following table shows the percentage of net sales that each item in the Consolidated Statements of Income represents. This table should be read in conjunction with the following discussion and with the Company's financial statements, including the notes:

                                    For the               For the
                                Quarter Ended          Nine Months Ended
                            ----------------------- -----------------------
                            October 30, October 31, October 30, October 31,
                              1994        1993         1994        1993
                            ----------- ----------- ----------- -----------

Net sales                     100.0%     100.0%        100.0%     100.0%
Cost of sales and occupancy
  expense                      66.3       65.2          65.2       64.8
Selling, general and
  administrative expense       28.5       29.8          29.3       30.1
Store closing and conversion
  costs                          -          -            1.1         -
                              -----      -----         -----      -----
Operating income                5.2        5.0           4.4        5.1

Interest expense                0.9        1.0           1.1        1.2
Other income, net              (0.2)      (1.1)         (0.3)      (1.3)
                              -----      -----         -----      -----

Income before income taxes      4.5        5.1           3.6        5.2
Provision for income taxes      1.7        2.0           1.4        2.0
                              -----      -----         -----      -----
Net income                      2.8%       3.1%          2.2%       3.2%
                              =====      =====         =====      =====

Three months ended October 30, 1994 compared to the
- ---------------------------------------------------
  three months ended October 31, 1993
  -----------------------------------

Net sales for the three months ended October 30, 1994 were $283.1 million, an increase of $127.3 million or 82%, compared to the same period of the prior year. The results for the third quarter of fiscal 1994 included sales of 160 stores (net of 24 closures) that were added during the previous twelve months, 32 of which were added during the third quarter of fiscal 1994 and 80 Leewards stores which were included from July 10, 1994. Also included were liquidation sales of 18 Leewards stores that were closed during the third quarter. In the third quarter of fiscal 1994, sales of newer stores (not included in comparable store sales) accounted for $118.8 million of the increase. Comparable store sales chainwide increased 10% over the same period last year, and 7% for Michaels stores excluding the former Leewards stores.

Cost of sales and occupancy expense increased by 1.1%, as a percentage of sales, for the third quarter of fiscal 1994 compared to the same period of the prior year. The increase was principally due to higher occupancy costs on new and acquired lower volume stores, the impact of lower margins on liquidation sales in 18 Leewards stores which were closed during the quarter, and a higher level of promotional activity.

Selling, general and administrative expense decreased by 1.3%, as a percentage of sales, in the third quarter of fiscal 1994 compared to the same period of the prior year, due primarily to advertising, corporate and administrative expenses being spread over a larger revenue base in the current period.

The increase in interest expense for the third quarter of fiscal 1994 to $2.5 million from $1.6 million for the same period a year ago was due primarily to increased bank borrowings. The decrease in other income was due principally to a decline in the average investment portfolio this year compared to the prior year period.

The slight increase in the Company's effective tax rate was due principally to the effect of additional amortization of goodwill, which is not deductible for tax purposes, related to the Company's recent acquisitions.

Nine months ended October 30, 1994 compared to the
- --------------------------------------------------
  nine months ended October 31, 1993
  ----------------------------------

Net sales for the nine months ended October 30, 1994 were $617.1 million, an increase of $233.0 million or 61% over the same period of the prior year. The results for the first nine months of fiscal 1994 included sales of 160 stores (net of 24 closures) that were added during the previous twelve months, 55 of which were added during the first nine months of this year and 80 Leewards stores which were included from July 10, 1994. In the first nine months of fiscal 1994, sales of newer stores (not included in comparable store sales) accounted for $207.5 million of the increase. Comparable store sales chainwide increased 9% over the same period last year, and 7% for Michaels stores excluding the former Leewards stores.


Cost of sales and occupancy expense increased by 0.4%, as a percentage of sales, for the first nine months of fiscal 1994 compared to the same period of the prior year. The increase was primarily due to higher occupancy costs on new and acquired lower volume stores, the impact of lower margins on liquidation sales in 18 Leewards stores which were closed, and a higher level of promotional activity.

Selling, general and administrative expense decreased by 0.8%, as a percentage of sales, for the first nine months of fiscal 1994 compared to the same period of the prior year, due primarily to advertising, corporate and administrative expenses being spread over a larger revenue base in the current period.

The $7.1 million ($4.4 million net of tax, or $.22 per share) of store closure and conversion costs includes a charge for estimated net costs for closure or relocation of approximately ten Michaels stores (six of which have been closed and one relocated) that compete with certain acquired locations, as well as certain conversion and training costs related to the recently acquired Leewards stores.

Interest expense for the first nine months of fiscal 1994 increased to $6.9 million from $4.7 million for the same period a year ago. The increase was due primarily to increased bank borrowings. The decrease in other income was due principally to a decline in the average investment portfolio this year compared to the prior year period.

The slight increase in the Company's effective tax rate was due principally to the effect of additional amortization of goodwill, which is not deductible for tax purposes, related to the Company's recent acquisitions.

                             MICHAELS STORES, INC.

                                   FORM 10-Q
                          Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 11.1 - Computation of Earnings Per Common Share for the three months ended October 30, 1994.

     Exhibit 11.2 - Computation of Earnings Per Common Share for the nine months ended October 30, 1994.

b)   Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the period covered by this report.

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



MICHAELS STORES, INC.


By:    /s/ R. Don Morris
    R. Don Morris
    Executive Vice President and
    Chief Financial Officer
    (Principal Financial Officer)



Dated:  December 14, 1994

                                 EXHIBIT INDEX

EXHIBIT NUMBER              DESCRIPTION                      PAGE

11.1                  Computation of Earnings Per Common
                      Share for the three months ended
                      October 30, 1994.

11.2                  Computation of Earnings Per Common
                      Share for the nine months ended
                      October 30, 1994.

                                                               EXHIBIT 11.1
                             MICHAELS STORES, INC.

                    Computation of Earnings Per Common Share
                      Three Months Ended October 30, 1994
                                  (Unaudited)

                                                        Weighted
                                                         Average
                                                       Outstanding
                                                    Equivalent Shares
                                                  ---------------------
                                    Total                        Fully
                                  Outstanding     Primary       Diluted
                                  -----------   ----------     ----------
Outstanding at beginning
  of quarter                       21,103,694   21,103,694     21,103,694

Shares issued during quarter          162,778       74,220         74,220
                                                ----------     ----------
Weighted average outstanding
  shares                                        21,177,914     21,177,914

Common Equivalent Shares:
  Dilutive shares attributable
  to stock options (computed
  by the treasury stock
  method)                                          752,339        773,741
                                   ----------   ----------     ----------

Total outstanding shares           21,266,472   21,930,253     21,951,655
                                   ==========   ==========     ==========
Earnings per common and
  common equivalent share                             $.36           $.36
                                                      ====           ====


                                                             EXHIBIT 11.2

                             MICHAELS STORES, INC.

                    Computation of Earnings Per Common Share
                       Nine Months Ended October 30, 1994
                                  (Unaudited)

                                                         Weighted
                                                          Average
                                                        Outstanding
                                                     Equivalent Shares
                                                   ---------------------
                                      Total                       Fully
                                   Outstanding     Primary       Diluted
                                   -----------    ----------    ----------

Outstanding at January 30, 1994     16,697,357    16,697,357    16,697,357

Shares issued during period          4,569,115     2,068,328     2,068,328
                                                  ----------    ----------

Weighted average outstanding
  shares                                          18,765,685    18,765,685

Common Equivalent Shares:
  Dilutive shares attributable
  to stock options (computed
  by the treasury stock
  method)                                            754,952       781,540
                                    ----------    ----------    ----------

Total outstanding shares            21,266,472    19,520,637    19,547,225
                                    ==========    ==========    ==========

Earnings per common and
  common equivalent share                               $.69          $.69
                                                        ====          ====