Form 10-K405
period 1995-01-29
MICHAELS STORES INC
filed 1995-05-01
CIK 740670

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
X         EXCHANGE ACT OF 1934 (FEE REQUIRED)
                        FOR THE FISCAL YEAR ENDED JANUARY 29, 1995
                                            OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                            For the transition period from to

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

    As of April 21, 1995, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $514,112,918, based on the closing price of the Registrant's Common Stock on such date, $29.25, as reported on the NASDAQ National Market System.

    As of April 21, 1995, 21,409,185 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Shareholders for the year ended January 29, 1995 are incorporated by reference into Part II of this report, and portions of the Proxy Statement for the Annual Meeting of Shareholders of the Registrant to be held during 1995 are incorporated by reference into Part III of this report.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

    Michaels Stores, Inc. (the "Company") is the largest nationwide specialty retailer of arts, crafts and decorative items, operating a chain of 395 arts and crafts stores under the name "Michaels" and 71 specialty framing and art supply stores under the name "Aaron Brothers." The Company's 466 stores are dispersed over 41 states, Puerto Rico and one Canadian province. Michaels stores offer a wide selection of competitively priced items including general crafts, wearable art, silk and dried flowers, picture framing materials and services, art and hobby supplies, and party, seasonal and holiday merchandise. The average sale is approximately $14.25. The Company's primary customers are women aged 25 to 54 with above average median household incomes, and the Company believes repeat customers account for a substantial portion of its sales. The Company was incorporated in 1983 as the successor to a Colorado corporation which commenced operations in 1962.

MERCHANDISING

    PRODUCT SELECTION

    The Michaels store merchandising strategy is to provide a broad selection of products in an appealing store environment with superior customer service. The commitment to customer service is evidenced through in-store "how to" demonstrations, project samples displayed throughout the store, and instructional classes for adults and children. Each Michaels store offers an assortment of over 30,000 stock keeping units ("SKUs"). In general, each store offers products from ten departments. Nine of the departments offer essentially the same type of merchandise throughout the year, although the products may vary from season to season. The merchandise offered by these nine departments is as follows:

    - General craft materials, including those for stenciling, doll making, jewelry making, woodworking, wall decor, tole painting, and plaster;

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

    - Hobby items, including finished doll houses and miniature furniture, wooden and plastic model kits and related supplies, and paint-by-number kits;

    - Party needs, including paper party goods, gift wrap, candy making and cake decorating supplies, invitations, greeting cards, balloons and candy;

    - Needlecraft items, including stitchery supplies, hand-knitting yarns, needles, canvas and related supplies for needlepoint, embroidery and cross stitching, knitting, crochet, rug making kits, and quilts and afghans, which are sold separately or in kits;

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

    The following table shows sales by department as a percent of total sales for fiscal 1994, 1993 and 1992:

                                                                                         PERCENT OF SALES
                                                                               -------------------------------------
DEPARTMENT                                                                        1994         1993         1992
- -----------------------------------------------------------------------------  -----------  -----------  -----------
Silk and dried flowers and plants............................................         22%          21%          18%
General craft materials and wearable art.....................................         20           21           22
Picture framing..............................................................         15           15           14
Seasonal and promotional items...............................................         14           14           15
Fine art materials...........................................................         10           11           11
Hobby, party, needlecraft and ribbon.........................................         19           18           20
                                                                                     ---          ---          ---
    Total....................................................................        100%         100%         100%
                                                                                     ---          ---          ---
                                                                                     ---          ---          ---

    During the Christmas selling season, up to 25% of floor and shelf space in a typical store is devoted to Christmas crafts, Christmas decorating and gift making merchandise. Because of the project-oriented nature of these products, the Company's peak Christmas selling season extends from October through December. Accordingly, a fully developed seasonal merchandising program, including inventory, merchandise layout and instructional ideas, is implemented in each store beginning in July of each year. This program requires additional inventory accumulation so that each store is fully stocked during the peak season. Sales of all merchandise typically increase during the Christmas selling season because of increased customer traffic. The Company believes that merchandise centered around other traditional holidays, such as Valentine's Day, Easter and Halloween, is becoming more popular and is a growing contributor to sales.

    The Michaels selling floor strategy is developed centrally and implemented at the store level through the use of "planograms" which provide store managers with detailed descriptions and illustrations with respect to store layout and merchandise presentation. Planograms are also used to cluster various products which can be combined to create individual projects.

    CUSTOMER SERVICE

    The Company believes that customer service is critically important to its merchandising strategy. Many of the craft supplies sold in Michaels' stores can be assembled into unique end-products. Accordingly, Michaels has hundreds of displays in every store in an effort to stimulate new project ideas, and supplies project sheets with detailed instructions on how to assemble the product. In addition, many sales associates are craft enthusiasts who are able to help customers with ideas and instructions. The Company also offers free demonstrations and inexpensive classes in stores as a means of promoting new craft ideas. The Company believes that the in-store "how-to" demonstrations, instructional classes, knowledgeable sales associates, and customer focus groups have allowed the Company to better understand and serve its customers. In addition, the Company measures its customer service in its stores at least four times a year through a "Mystery Shopper" program and continuously through customer comment cards.

    PURCHASING AND DISTRIBUTION

    The Company's purchasing strategy is to negotiate centrally with its vendors in order to take advantage of volume purchasing discounts and improve control over product mix and inventory. Approximately 90% of the merchandise is acquired by the stores from vendors on the Company's "approved list." Of this merchandise, approximately one-half is received from the Company's distribution centers and one-half is received directly from vendors. In addition, most stores have the flexibility to purchase approximately 10% of its merchandise directly from local vendors, which allows the store managers to tailor the products offered in their stores to local tastes and trends. All store purchases are monitored by district and regional managers.

    The Company currently operates three distribution centers which supply the stores with certain merchandise, including substantially all seasonal and promotional items. The Company's distribution centers are located in Irving, Texas, Buena Park, California and Lexington, Kentucky. Additionally, the Company is planning a fourth distribution center in Jacksonville, Florida to become operational in June 1995. The Company also operates a warehouse in Phoenix, Arizona, which allows the Company to store bulk purchases of seasonal and promotional merchandise prior to distribution. Michaels stores receive deliveries from the distribution centers generally once a week through an internal distribution network using leased trucks.

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

    ADVERTISING

    The Company believes that its advertising promotes craft and hobby project ideas among its customers. The Company focuses on circular and newspaper advertising. The Company has found circular advertising, primarily as an insert to newspapers but also through direct mail or on display within its stores, to be the most effective medium of advertising. Such circulars advertise numerous products in order to emphasize the wide selection of products available at Michaels stores. The Company believes that its ability to advertise through circulars and newspapers approximately once a week in each of its markets provides the Company with an advantage over its smaller competitors. The Company has from time to time conducted advertising campaigns on a limited number of cable television networks reaching a nationwide audience, and may continue to do so in the future.

STORE OPERATIONS

    The Company's 395 Michaels stores average approximately 15,600 square feet of selling space, although newer stores average approximately 17,000 square feet of selling space. Net sales for fiscal 1994 averaged approximately $3,180,000 per store (for stores open the entire fiscal year) and $204 per square foot of selling space. Store sites are selected based upon meeting certain economic, demographic and traffic criteria or for clustering stores in markets where certain operating efficiencies can be achieved. The Michaels stores currently in operation are located primarily in strip shopping centers in areas with easy access and ample parking.

    Typically, a Michaels store is managed by a store manager and one to three assistant store managers, depending on the sales volume of the store. The Company's vice president of operations, five regional managers and thirty-eight district managers are responsible for the supervision and operation of the stores. The Company believes this organizational structure enhances the communication among the individual stores and between the stores and corporate headquarters. In addition, the Company believes that the training and experience of its managers and assistant managers are vital to the success of its stores, and therefore conducts extensive training programs for such personnel.

STORE EXPANSION

    The Company currently anticipates adding approximately 70 to 75 Michaels stores in the United States, Puerto Rico and Canada during 1995, of which 15 have been opened as of April 28, 1995. The Company's expansion strategy is to give priority to adding stores in existing markets in order to enhance economies of scale associated with advertising, transportation, field supervision, and other regional expenses. Management believes that few of its existing markets are saturated and that there are many attractive new markets available to the Company. The anticipated development of Michaels stores in 1995 and the rate at which stores are developed thereafter will depend upon a number of factors, including the success of existing Michaels stores, the availability of suitable store sites, the availability of suitable acquisition candidates, and the ability to hire and train qualified managers.

    In February 1994, the Company acquired Treasure House Stores, Inc., an arts and crafts chain of nine stores operating primarily in the Seattle market. In April 1994, the Company acquired a group of companies operating eight stores (primarily in Portland, Oregon) under the Oregon Craft and Floral Supply Co. name and eight stores (in southern California) under the H&H Craft and Floral Supply Co. name. In July 1994, the Company acquired Leewards Creative Crafts, Inc., an arts and crafts retailer with 98 stores located in the midwestern and northeastern United States. These acquisitions have created a dominant position for the Company in those markets. The Company intends to continue to review acquisition opportunities in existing and new markets.

    The Company operates five Michaels Craft and Floral Warehouse stores ("CFW") using a "warehouse superstore" format developed in 1993. The typical store following the CFW format occupies up to 40,000 square feet of selling space and generally offers merchandise at discounted retail prices. In order to maintain a lower cost structure than a conventional craft store, the CFW store offers fewer customer service amenities and utilizes new computer systems that provide full point-of-sale scanning, automated receiving of merchandise, and that eliminate the need for retail price marking of individual product. The Company plans to open two to three additional CFW stores during 1995.

    The Company has developed a standardized procedure which allows for the efficient opening of new stores and their integration into the Company's information and distribution systems. The Company develops the floor plan and inventory layout, and organizes the advertising and promotions in connection with the opening of each new store. In addition, the Company maintains a qualified store opening staff to provide new store personnel with in-store training. Accordingly, the Company generally opens new stores during the period from February through October because new store personnel require significant in-store training prior to entering the Christmas selling season.

    In March 1995, the Company purchased Aaron Brothers Holdings, Inc., which operates a chain of 71 stores located predominantly in California. The stores, which average 7,000 selling square feet and carry about 6,500 SKUs, specialize in frames, framing materials, custom framing services and art supplies. The Company feels that the Aaron Brothers format complements the Michaels conventional store strategy and will allow the Company to enter new areas such as urban areas or malls, in which the conventional Michaels store is inappropriate, and to access new customers beyond the Michaels target market.

INVENTORY CONTROL/MANAGEMENT INFORMATION SYSTEMS

    The Company's management information systems include automated point-of-sale, merchandising, distribution and financial applications. All orders from the stores to the Company's distribution centers are processed electronically to ensure timely delivery of warehouse-sourced inventory. The Company's point-of-sale system generally captures sales information by department. Due to the large number of inexpensive items in the stores, the non-fashion nature of the merchandise, and the long lead times involved for ordering seasonal goods (up to nine months), the Company does not currently capture item-level sales information, inventory or margin electronically in all stores. Sales trend tracking combines item level point-of-sale scanning data from the five CFW stores and approximately 20 Michaels stores with point-of-sale department-level sales from other stores, weekly test counts of certain SKUs in certain selected stores, and regular communication from store managers through the district and regional managers. Inventory and margins are monitored on a perpetual basis in the distribution centers and in the stores via physical inventories conducted throughout the year in groups of 30 to 40 stores and a year-end complete physical count in all stores. The Company believes that these procedures and automated systems, together with its other control processes, allow Michaels to effectively manage and monitor its inventory levels and margin performance.

    Inventory per store increased approximately 5% during 1994. Management has attributed the increase in part to early acceptance of new imported spring merchandise coupled with an increased purchase (on a per store basis) of certain domestic spring merchandise that sold out quickly one year ago. The Company intends to manage its inventories during the next year such that inventory per store in January 1996 may be lower than it was in January 1995.

    In conjunction with the centralization of certain merchandising, financial and operational functions in 1991, the Company developed a Five-Year Information Technology Plan designed to satisfy the Company's growing management information needs. The enhancements provided for in this Plan that have been implemented include improved ordering capabilities in the stores using radio frequency and bar-code scanning technologies, item-level scanning and automated receiving for the CFW stores and a select group of conventional stores, the implementation of electronic data interchange with key vendors, a sophisticated warehouse replenishment system, and additional automation in the distribution centers also using radio frequency and bar-code scanning technologies. Additional near-term enhancements will include the implementation of merchandise assortment planning and "planogramming" capabilities and a broader base of stores performing item-level scanning.

COMPETITION

    The Company is the largest nationwide specialty retailer dedicated to serving the arts and crafts marketplace. The specialty retail business is highly competitive. The Company competes primarily with other nationwide retailers of craft items and related merchandise, regional and local merchants that tend to specialize in particular aspects of arts and crafts, and mass merchandisers that typically dedicate a portion of their selling space to a limited selection of arts, crafts, picture framing and seasonal products. The Company believes that its stores compete based on price, quality and variety of merchandise assortment, and customer service, such as instructional demonstrations. The Company believes the combination of its broad selection of products, emphasis on customer service, loyal customer base, and capacity to advertise frequently in its markets provides the Company with a competitive advantage.

SERVICE AND TRADE MARKS

    The name "Michaels" and the Michaels logo are both federally registered service marks held by an affiliate of the Company. The name "Aaron Brothers" and the Aaron Brothers logo are federally registered trademarks.

FRANCHISES

    The Company has granted to Dupey Management Corporation the right to open royalty-free, licensed Michaels stores in an eight-county area in north Texas which includes the Dallas-Fort Worth area.

EMPLOYEES

    As of March 27, 1995, approximately 17,440 persons were employed by the Company, approximately 7,860 of whom were employed on a part-time basis. The number of part-time employees is substantially increased during the Christmas selling season. Of the Company's full-time employees, approximately 1,120 are engaged in various executive, operating, training and administrative functions in the Company's corporate office, distribution centers and bulk warehouse, and the remainder are engaged in store operations.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                  AGE                             POSITION
- --------------------  --- -----------------------------------------------------------------
Sam Wyly              60  Chairman of the Board of Directors and Chief Executive Officer
Charles J. Wyly, Jr.  61  Vice Chairman of the Board of Directors
Jack E. Bush          60  Director, President and Chief Operating Officer
R. Don Morris         55  Executive Vice President and Chief Financial Officer
Douglas B. Sullivan   44  Executive Vice President
David E. Bolen        43  Executive Vice President
Robert H. Rudman      44  Executive Vice President and Chief Merchandising Officer

    Mr. Sam Wyly became a director of the Company in July 1984 and was elected Chairman of the Board in October 1984. In 1963, Mr. Wyly founded University Computing Company, a computer software and services company, and served as President or Chairman from 1963 until February 1979. Mr. Wyly co-founded Earth Resources Company, an oil refining and silver and gold mining company, and served as its Executive Committee Chairman from 1968 to 1980. Mr. Wyly and his brother, Charles J. Wyly, Jr., bought the 20 restaurant Bonanza Steakhouse chain in 1967. It grew to approximately 600 restaurants by 1989, during which time he served as Chairman. Mr. Wyly currently serves as Chairman of Sterling Software, Inc., a computer software company that he co-founded in 1981, and as President of Maverick Capital, Ltd., an investment fund management company. Sam Wyly is the father of Evan A. Wyly, a director of the Company.

    Mr. Charles J. Wyly, Jr. became a director of the Company in October 1984 and Vice Chairman of the Board of Directors in February 1985. Mr. Wyly served as an officer and director of University Computing Company from 1964 to 1975, including President from 1969 to 1973. Mr. Wyly and his brother, Sam Wyly, founded Earth Resources Company, and Charles J. Wyly, Jr. served as Chairman of the Board from 1968 to 1980. Mr. Wyly served as Vice Chairman of the Bonanza Steakhouse chain from 1967 to 1989. Mr. Wyly is a co-founder and currently serves as Vice Chairman of the Board of Directors of Sterling Software, Inc. and as Chairman of Maverick Capital, Ltd., an investment fund management company. Charles J. Wyly, Jr. is the father-in-law of Donald R. Miller, Jr., a director and Vice President-Market Development of the Company.

    Mr. Bush became a director of the Company and was elected President and Chief Operating Officer in August 1991. Prior to joining the Company, Mr. Bush was Executive Vice President - Operations and Stores for Ames Department Stores, Inc. Before joining Ames in 1990, Mr. Bush was President, Chief Operating Officer and a director of Rose's Stores, Inc., a discount store chain. From 1980 to 1985, he served as Vice President-Southern Zone Manager for Zayre Corporation. Previously, Mr. Bush spent 22 years with J.C. Penney Company, where he held a variety of executive positions in merchandising, operations, marketing, strategic planning, specialty businesses, discount stores and business development.

    Mr. Morris became Executive Vice President and Chief Financial Officer of the Company in August 1990. From January 1990 until August 1990 he was Senior Vice President-Finance and Chief Financial Officer. From April 1988 until January 1990, Mr. Morris was a director, President and Chief Executive Officer of Frostcollection, Inc. Prior to April 1988, Mr. Morris was Partner-In-Charge of the Accounting and Audit and the Merger and Acquisition Departments of the Dallas, Texas office of Arthur Young & Company.

    Mr. Sullivan became Executive Vice President of the Company in August 1990. From March 1988 until August 1990, he was Senior Vice President-Real Estate. Prior to his joining the Company, Mr. Sullivan had served with Family Dollar Stores, Inc. for 11 years, most recently as Vice President-Real Estate.

    Mr. Bolen joined the Company as Executive Vice President in July 1994. From January 1987 until July 1994, he held the positions of Vice President of Stores and more recently Executive Vice President and Chief Operating Officer with Leewards Creative Crafts, Inc. Prior to Leewards, Mr. Bolen held various positions with Gemco and Zayre Corporation, principally in store operations.

    Mr. Rudman became Executive Vice President and Chief Merchandising Officer of the Company in September 1994. He joined the Company in October 1991 as Senior Vice President-Merchandising and Marketing. From October 1990 until October 1991, he was Director of Merchandising for Best Products, a catalog showroom retailer. From September 1989 until October 1990, Mr. Rudman was Senior Vice President-Merchandising/Marketing and Distribution for Silk Greenhouse, Inc., a chain of retail silk floral and accessory stores which filed a petition under federal bankruptcy laws in November 1990. From May 1988 until September 1989, he served as Vice President-Non-Foods Merchandise for Pace Membership Club, prior to which time he was Vice President and Divisional Merchandise Manager of McCrory's, a chain of variety stores.

ITEM 2.  PROPERTIES.

    The Company's Michaels stores generally are situated in strip shopping centers located near malls and on well-traveled roads. Almost all stores are in leased premises with lease terms generally ranging from five to ten years. The base rental rates generally range from $75,000 to $175,000 per year. Rental expense for stores open during the full 12-month period of fiscal 1994 averaged $142,000. The leases are generally renewable, with increases in lease rental rates. A majority of the existing leases contain provisions pursuant to which the lessor has provided leasehold improvements to prepare for opening. However, the Company has been paying and anticipates continuing to pay for a larger portion of future improvements directly as opposed to financing them through the lessor.

    During 1993, the Company purchased a total of seven properties (consisting of six parcels of land and seven buildings) at a cost of $8.8 million, generally acquiring such properties by bidding for them in reorganization proceedings of other retail companies. Three of the properties have since been sold and leased back for a specified period of time and certain of the remaining properties are being marketed for sale. It is the Company's present intention to acquire land and/or buildings only in unusual circumstances where the economics of the transactions appear favorable to the Company and the locations involved fit into the Company's expansion strategy.

    The following table indicates the number of the Company's stores located in each state, province, or commonwealth.

                                                                            NUMBER OF STORES
                                                                    --------------------------------
STATE                                                                MICHAELS      AARON BROTHERS
- ------------------------------------------------------------------  -----------  -------------------
Alabama...........................................................           5
Alaska............................................................           1
Arizona...........................................................          11                4
Arkansas..........................................................           3
California........................................................          77               65
Colorado..........................................................           9
Connecticut.......................................................           1
Florida...........................................................          14
Georgia...........................................................          16
Illinois..........................................................          21
Indiana...........................................................           9
Iowa..............................................................           6
Kansas............................................................           3
Kentucky..........................................................           3
Louisiana.........................................................           4
Maryland..........................................................           1
Massachusetts.....................................................           8
Michigan..........................................................          17
Minnesota.........................................................           9
Mississippi.......................................................           1
Missouri..........................................................          11
Nebraska..........................................................           1
Nevada............................................................           4                2
New Hampshire.....................................................           2
New Jersey........................................................           7
New Mexico........................................................           2
New York..........................................................          10
North Carolina....................................................          10
Ohio..............................................................          19
Oklahoma..........................................................           7
Ontario...........................................................           8
Oregon............................................................           9
Pennsylvania......................................................           9
Puerto Rico.......................................................           2
Rhode Island......................................................           1
South Carolina....................................................           4
Tennessee.........................................................           8
Texas.............................................................          34
Utah..............................................................           4
Virginia..........................................................           5
Washington........................................................          12
West Virginia.....................................................           1
Wisconsin.........................................................           6
                                                                                             --
                                                                           ---
  Total...........................................................         395               71
                                                                                             --
                                                                                             --
                                                                           ---
                                                                           ---

    The Company leases a 210,000 square foot building in Irving, Texas for use as a distribution center and as the Company's corporate headquarters, and leases four nearby facilities for supplemental warehouse and office space. The Company also leases a 400,000 square foot building in Buena Park,

California for use as a distribution center and leases a 350,000 square foot building in Lexington, Kentucky for the same purpose. In addition, the Company leases a 160,000 square foot building in Phoenix, Arizona for use as a bulk warehouse facility. Further, the Company has entered into a lease on a 500,000 square foot facility in Jacksonville, Florida, which will become operational as a distribution center in June 1995.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is a defendant from time to time in routine lawsuits incidental to its business. The Company believes that none of such current proceedings, individually or in the aggregate, will have a materially adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

    Michaels Common Stock began trading in the over-the-counter market in May 1984 and was quoted through the NASDAQ National Market System from May 21, 1985 until December 10, 1986. From December 10, 1986 until September 3, 1991, the Common Stock was traded on the American Stock Exchange. Since September 3, 1991, the Common Stock has been quoted through the NASDAQ National Market System under the symbol "MIKE."

    The following table sets forth the high and low sales prices of the Company's Common Stock for each quarterly period within the two most recent fiscal years.

FISCAL 1994                                                   HIGH      LOW
- ------------------------------------------------------------ -------  -------
First....................................................... $44 3/4  $31
Second......................................................  46 1/2   30 1/2
Third.......................................................  45       29 1/2
Fourth......................................................  45 3/4   32 1/4

FISCAL 1993                                                   HIGH      LOW
- ------------------------------------------------------------ -------  -------
First....................................................... $34      $26 1/4
Second......................................................  33       25 1/4
Third.......................................................  39       26 3/8
Fourth......................................................  36 1/2   31 7/8

    On April 21, 1995, the last reported sale price of the Common Stock on the NASDAQ National Market System was $29.25, and as of such date there were approximately 1,155 holders of record of the Common Stock.

    The Company's present plan is to retain earnings for the foreseeable future for use in the Company's business and the financing of its growth. The Company did not pay any dividends on its Common Stock during fiscal 1993 and 1994.

ITEM 6.  SELECTED FINANCIAL DATA.

    The selected financial information required by this item is included in the Company's 1994 Annual Report to Shareholders (the "1994 Annual Report") under the heading "Financial Highlights." Such information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information required by this item is included in the Company's 1994 Annual Report on pages 17 and 18 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements and supplementary data required by this item are included in this Annual Report on Form 10-K, or are included in the Company's 1994 Annual Report and are incorporated herein by reference, as indicated in the following Index to Financial Statements.

INDEX TO FINANCIAL STATEMENTS AND                                                              1994 ANNUAL
FINANCIAL STATEMENT SCHEDULES                                                                  REPORT PAGE
- ------------------------------------------------------------------------------------------  -----------------
Report of Independent Auditors............................................................             26
Consolidated Balance Sheets at
 January 29, 1995 and January 30, 1994....................................................             19
Consolidated Statements of Income for
 the fiscal years ended January 29, 1995,
 January 30, 1994 and January 31, 1993....................................................             20
Consolidated Statements of Cash Flows for
 the fiscal years ended January 29, 1995,
 January 30, 1994 and January 31, 1993....................................................             21
Consolidated Statements of Shareholders'
 Equity for the fiscal years ended
 January 29, 1995, January 30, 1994
 and January 31, 1993.....................................................................             22
Notes to Consolidated Financial Statements................................................             23

    All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information concerning the directors of the company is set forth in the Proxy Statement to be delivered to shareholders in connection with the Company's Annual Meeting of Shareholders to be held on June 6, 1995 (the "Proxy Statement") under the heading "Election of Directors," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers of the Registrant" in Item 1 of this report, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information concerning executive compensation is set forth in the Proxy Statement under the heading "Management Compensation", which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Principal Shareholders and Management Ownership," which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the heading "Certain Transactions", which information is incorporated herein by reference.

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

    (b) Reports of Form 8-K:

       No report on Form 8-K was filed on behalf of the Registrant during the last quarter of the period covered by this report.

    (c) Exhibits:

      2.1  --         Agreement  and Plan of  Merger, dated as  of May 10,  1994, among Michaels
                      Stores, Inc., LWA  Acquisition Corporation and  Leewards Creative  Crafts,
                      Inc.(13)
      2.2  --         First  Amendment to Agreement and Plan of  Merger dated as of June 2, 1994 among Michaels  Stores, Inc.,  LWA  Acquisition Corporation  and  Leewards
                      Creative Crafts, Inc.(14)

      2.3  --         Stock  Purchase Agreement, dated  as of February  16, 1994, among Michaels
                      Stores, Inc., Treasure House Stores, Inc. and the stockholders of Treasure
                      House Stores, Inc.(15)
      2.4  --         Amendment No. 1 to Stock Purchase Agreement(15)
      2.5  --         Agreement and Plan of  Merger, dated as of  March 3, 1994, among  Michaels
                      Stores, Inc. and the other parties listed therein.(13)
      2.6  --         Amendment  No. 1 to  Agreement and Plan  of Merger, dated  as of March 31,
                      1994,  among  Michaels   Stores,  Inc.  and   the  other  parties   listed
                      therein.(13)
      2.7  --         Stock  Purchase Agreement, dated as of March 8, 1995, among Aaron Brothers
                      Holdings, Inc., ABAM Investors  Limited Partnership, and Michaels  Stores,
                      Inc.(1)
      3.1  --         Bylaws of the Registrant, as amended and restated.(8)
      3.2  --         Restated Certificate of Incorporation of the Registrant.(3)
      4.1  --         Form of Common Stock Certificate.(4)
      4.2  --         Common  Stock and Warrant  Agreement dated as of  October 16, 1984 between
                      Michaels Stores, Inc.  and Peoples  Restaurants, Inc.,  including form  of
                      Warrant.(10)
      4.3  --         First  Amendment to Common  Stock and Warrant  Agreement dated October 31,
                      1984 between the First Dallas Group, Ltd. and Michaels Stores, Inc.(10)
      4.4  --         Second Amendment to Common Stock and Warrant Agreement dated November  28,
                      1984  between  First  Dallas  Investments-Michaels  I,  Ltd.  and Michaels
                      Stores, Inc.(10)
      4.5  --         Third Amendment to Common Stock  and Warrant Agreement dated February  27,
                      1985  between First Dallas Investments-Michaels  I, Ltd., The First Dallas
                      Group, Ltd., Sam Wyly, Charles J. Wyly, Jr. and Michaels Stores, Inc.(2)
      4.6  --         Indenture, dated as of January 22, 1993, between Michaels Stores, Inc. and
                      NationsBank  of  Texas,   N.A.,  as   Trustee,  including   the  form   of
                      4 3/4%/6 3/4% Step-up Convertible Subordinated Note included therein.(10)
     10.1  --         Asset  Purchase and Territorial Development Agreement dated March 25, 1983 among Dupey Enterprises, Inc.,  Dupey Management Corporation, Michael  and
                      Patricia Dupey Family Trust, Mike Dupey and Patty Dupey.(5)
     10.2  --         Amendment  to Asset  Purchase and Territorial  Development Agreement dated
                      March 30, 1985.(10)
     10.3  --         Release and Settlement  Agreement dated  February 15,  1988 between  Dupey
                      Management Corporation, Michael J. Dupey, Patricia Dupey, Michaels Stores,
                      Inc. and B.B. Tuley.(8)
     10.4  --         Michaels Stores, Inc. Employees 401(k) Plan.(8)
     10.5  --         Michaels Stores, Inc. Employees 401(k) Trust.(6)
     10.6  --         Form  of  Indemnity Agreement  between Michaels  Stores, Inc.  and certain officers and directors of the Registrant.(10)
     10.7  --         Form of Employment  Agreement between  Michaels Stores,  Inc. and  certain directors of the Registrant.(7)(12)
     10.8  --         Form  of Consulting  Agreement between  Michaels Stores,  Inc. and certain directors of the Registrant.(7)(12)
     10.9  --         Form of Employment Agreement between Michaels Stores, Inc. and certain key executives of the Registrant.(7)(12)
    10.10  --         Michaels Stores, Inc. Employees Stock Purchase Plan.(9)
    10.11  --         Michaels Stores, Inc. Key Employee Stock Compensation Program, as  amended effective February 25, 1992.(3)(12)
    10.12  --         Michaels Stores, Inc. 1992 Non-Statutory Stock Option Plan dated August 1,
                      1992.(3)(12)

    10.13  --         Form  of Non-Statutory Stock Option  Agreement covering options granted to certain directors and consultants  of the Company  other than pursuant  to the  Michaels Stores, Inc. Key Employee Stock Compensation Program and the
                      Michaels Stores, Inc. 1992 Non-Statutory Stock Option Plan.(10)(12)
    10.14  --         Credit Agreement dated  June 24,  1993 between Michaels  Stores, Inc.  and
                      NationsBank of Texas, N.A.(11)
    10.15  --         Amendment to Credit Agreement dated as of December 31, 1993.(8)
    10.16  --         Amendment to Credit Agreement dated as of March 31, 1994.(8)
    10.17  --         Credit  Agreement dated April 29, 1994,  between Michaels Stores, Inc. and
                      NationsBank of Texas, N.A. (the "Credit Agreement").(8)
    10.18  --         First Amendment to Credit Agreement dated April 26, 1995.(1)
    10.19  --         Michaels Stores, Inc. 1994 Non-Statutory Stock Option Plan dated March 31,
                      1994.(1)
     11    --         Computation of Earnings Per Common Share.(1)
     13    --         Portions of 1994 Annual  Report to Shareholders  that are incorporated  by reference into Items 6, 7 and 8 of this Annual Report on Form 10-K.(1)
     21.1  --         Subsidiaries of Michaels Stores, Inc.(1)
     23    --         Consent of Ernst & Young LLP.(1)
     27    --         Financial Data Schedule.(1)

- ------------------------
(1)  Filed herewith.
(2) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-9456) and incorporated herein by reference.
(3) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8 (No. 33-54726) and incorporated herein by reference.
(4) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 2-89370) and incorporated herein by reference.
(5) Previously filed as an Exhibit to the Peoples Restaurants, Inc. Registration Statement on Form S-1 (No. 2-85737) and incorporated herein by reference.
(6) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8 (No. 33-11985) and incorporated herein by reference.
(7) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 29, 1989 and refiled herewith.
(8) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 30, 1994 and incorporated herein by reference.
(9) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended February 2, 1992 and incorporated herein by reference.
(10) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1993 and incorporated herein by reference.
(11) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 1993 and incorporated herein by reference.
(12) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c).
(13) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-3 (No. 33-53639) and incorporated herein by reference.
(14) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 1, 1994 and incorporated herein by reference.
(15) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-3 (No. 33-52311) and incorporated herein by reference.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MICHAELS STORES, INC.

Date: April 28, 1995                      By:           /s/ SAM WYLY

                                          --------------------------------------
                                                         Sam Wyly
                                            CHAIRMAN OF THE BOARD OF DIRECTORS
                                               AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                         Chairman of the Board of
                   /s/ SAM WYLY           Directors and Chief Executive
- --------------------------------------    Officer (Principal Executive     April 28, 1995
               Sam Wyly                   Officer)

           /s/ CHARLES J. WYLY, JR.
- --------------------------------------   Vice Chairman of the Board of     April 28, 1995
         Charles J. Wyly, Jr.             Directors

                 /s/ JACK E. BUSH
- --------------------------------------   President, Chief Operating        April 28, 1995
             Jack E. Bush                 Officer and Director

                                         Executive Vice President and
                /s/ R. DON MORRIS         Chief Financial Officer
- --------------------------------------    (Principal Financial and         April 28, 1995
             R. Don Morris                Accounting Officer)

                 /s/ EVAN A. WYLY
- --------------------------------------   Vice President and Director       April 28, 1995
             Evan A. Wyly

- --------------------------------------   Director
            William O. Hunt

                /s/ F. JAY TAYLOR
- --------------------------------------   Director                          April 28, 1995
             F. Jay Taylor

- --------------------------------------   Director
           Richard E. Hanlon

          /s/ DONALD R. MILLER, JR.
- --------------------------------------   Vice President-Market             April 28, 1995
         Donald R. Miller, Jr.            Development, and Director

             /s/ MICHAEL C. FRENCH
- --------------------------------------   Director                          April 28, 1995
           Michael C. French

                           INDEX TO EXHIBITS

                                                                                                  SEQUENTIALLY
EXHIBIT                                                                                             NUMBERED
  NO.                    DESCRIPTION OF EXHIBIT                                                        PAGE
- ------                   ----------------------                                                    ------------
      2.1  --         Agreement  and Plan of  Merger, dated as  of May 10,  1994, among Michaels
                      Stores, Inc., LWA  Acquisition Corporation and  Leewards Creative  Crafts,
                      Inc.(13)
      2.2  --         First  Amendment to Agreement and Plan of  Merger dated as of June 2, 1994 among Michaels  Stores, Inc.,  LWA  Acquisition Corporation  and  Leewards
                      Creative Crafts, Inc.(14)
      2.3  --         Stock  Purchase Agreement, dated  as of February  16, 1994, among Michaels
                      Stores, Inc., Treasure House Stores, Inc. and the stockholders of Treasure
                      House Stores, Inc.(15)
      2.4  --         Amendment No. 1 to Stock Purchase Agreement(15)
      2.5  --         Agreement and Plan of  Merger, dated as of  March 3, 1994, among  Michaels
                      Stores, Inc. and the other parties listed therein.(13)
      2.6  --         Amendment  No. 1 to  Agreement and Plan  of Merger, dated  as of March 31,
                      1994,  among  Michaels   Stores,  Inc.  and   the  other  parties   listed
                      therein.(13)
      2.7  --         Stock  Purchase Agreement, dated as of March 8, 1995, among Aaron Brothers
                      Holdings, Inc., ABAM Investors  Limited Partnership, and Michaels  Stores,
                      Inc.(1)
      3.1  --         Bylaws of the Registrant, as amended and restated.(8)
      3.2  --         Restated Certificate of Incorporation of the Registrant.(3)
      4.1  --         Form of Common Stock Certificate.(4)
      4.2  --         Common  Stock and Warrant  Agreement dated as of  October 16, 1984 between
                      Michaels Stores, Inc.  and Peoples  Restaurants, Inc.,  including form  of
                      Warrant.(10)
      4.3  --         First  Amendment to Common  Stock and Warrant  Agreement dated October 31,
                      1984 between the First Dallas Group, Ltd. and Michaels Stores, Inc.(10)
      4.4  --         Second Amendment to Common Stock and Warrant Agreement dated November  28,
                      1984  between  First  Dallas  Investments-Michaels  I,  Ltd.  and Michaels
                      Stores, Inc.(10)

                                                                                                  SEQUENTIALLY
EXHIBIT                                                                                             NUMBERED
  NO.                    DESCRIPTION OF EXHIBIT                                                        PAGE
- ------                   ----------------------                                                    ------------
      4.5  --         Third Amendment to Common Stock  and Warrant Agreement dated February  27,
                      1985  between First Dallas Investments-Michaels  I, Ltd., The First Dallas
                      Group, Ltd., Sam Wyly, Charles J. Wyly, Jr. and Michaels Stores, Inc.(2)
      4.6  --         Indenture, dated as of January 22, 1993, between Michaels Stores, Inc. and
                      NationsBank  of  Texas,   N.A.,  as   Trustee,  including   the  form   of
                      4 3/4%/6 3/4% Step-up Convertible Subordinated Note included therein.(10)
     10.1  --         Asset  Purchase and Territorial Development Agreement dated March 25, 1983 among Dupey Enterprises, Inc.,  Dupey Management Corporation, Michael  and
                      Patricia Dupey Family Trust, Mike Dupey and Patty Dupey.(5)
     10.2  --         Amendment  to Asset  Purchase and Territorial  Development Agreement dated
                      March 30, 1985.(10)
     10.3  --         Release and Settlement  Agreement dated  February 15,  1988 between  Dupey
                      Management Corporation, Michael J. Dupey, Patricia Dupey, Michaels Stores,
                      Inc. and B.B. Tuley.(8)
     10.4  --         Michaels Stores, Inc. Employees 401(k) Plan.(8)
     10.5  --         Michaels Stores, Inc. Employees 401(k) Trust.(6)
     10.6  --         Form  of  Indemnity Agreement  between Michaels  Stores, Inc.  and certain officers and directors of the Registrant.(10)
     10.7  --         Form of Employment  Agreement between  Michaels Stores,  Inc. and  certain directors of the Registrant.(7)(12)
     10.8  --         Form  of Consulting  Agreement between  Michaels Stores,  Inc. and certain directors of the Registrant.(7)(12)
     10.9  --         Form of Employment Agreement between Michaels Stores, Inc. and certain key executives of the Registrant.(7)(12)
    10.10  --         Michaels Stores, Inc. Employees Stock Purchase Plan.(9)
    10.11  --         Michaels Stores, Inc. Key Employee Stock Compensation Program, as  amended effective February 25, 1992.(3)(12)
    10.12  --         Michaels Stores, Inc. 1992 Non-Statutory Stock Option Plan dated August 1,
                      1992.(3)(12)
    10.13  --         Form  of Non-Statutory Stock Option  Agreement covering options granted to certain directors and consultants  of the Company  other than pursuant  to the  Michaels Stores, Inc. Key Employee Stock Compensation Program and the
                      Michaels Stores, Inc. 1992 Non-Statutory Stock Option Plan.(10)(12)
    10.14  --         Credit Agreement dated  June 24,  1993 between Michaels  Stores, Inc.  and
                      NationsBank of Texas, N.A. (the "Credit Agreement").(11)

                                                                                                  SEQUENTIALLY
EXHIBIT                                                                                             NUMBERED
  NO.                    DESCRIPTION OF EXHIBIT                                                        PAGE
- ------                   ----------------------                                                    ------------
    10.15  --         Amendment to Credit Agreement dated as of December 31, 1993.(8)
    10.16  --         Amendment to Credit Agreement dated as of March 31, 1994.(8)
    10.17  --         Credit  Agreement dated April 29, 1994,  between Michaels Stores, Inc. and
                      NationsBank of Texas, N.A. (the "Credit Agreement").(8)
    10.18  --         First Amendment to Credit Agreement dated April 26, 1995.(1)
    10.19  --         Michaels Stores, Inc. 1994 Non-Statutory Stock Option Plan dated March 31,
                      1994.(1)
     11    --         Computation of Earnings Per Common Share.(1)
     13    --         Portions of 1994 Annual  Report to Shareholders  that are incorporated  by reference into Items 6, 7 and 8 of this Annual Report on Form 10-K.(1)
     21.1  --         Subsidiaries of Michaels Stores, Inc.(1)
     23    --         Consent of Ernst & Young LLP.(1)
     27    --         Financial Data Schedule.(1)

- ------------------------
(1)  Filed herewith.
(2) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-9456) and incorporated herein by reference.
(3) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8 (No. 33-54726) and incorporated herein by reference.
(4) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 2-89370) and incorporated herein by reference.
(5) Previously filed as an Exhibit to the Peoples Restaurants, Inc. Registration Statement on Form S-1 (No. 2-85737) and incorporated herein by reference.
(6) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8 (No. 33-11985) and incorporated herein by reference.
(7) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 29, 1989 and refiled herewith.
(8) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 30, 1994 and incorporated herein by reference.
(9) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended February 2, 1992 and incorporated herein by reference.
(10) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1993 and incorporated herein by reference.
(11) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 1993 and incorporated herein by reference.
(12) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c).
(13) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-3 (No. 33-53639) and incorporated herein by reference.
(14) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 1, 1994 and incorporated herein by reference.
(15) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-3 (No. 33-52311) and incorporated herein by reference.