Form 10-Q
period 1995-04-30
MICHAELS STORES INC
filed 1995-06-14
CIK 740670

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1995
                                       OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                             ---------    ---------

                        Commission file number 0-11822
                        ------------------------------

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

                                 (214) 714-7000
              (Registrant's telephone number, including area code)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   -
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Shares Outstanding as of June 9, 1995
                                 21,413,710

                                     Title
                                     -----
                     Common stock, par value $.10 per share

                              MICHAELS STORES, INC.
                                   FORM 10-Q
                         Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                             MICHAELS STORES, INC.
                          CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)
                                  (Unaudited)

                                     ASSETS

                                               April 30,       January 29,
                                                  1995            1995
                                               ---------       ----------
Current assets:
  Cash and equivalents                          $  1,836         $  1,907
  Marketable securities                           14,777           15,002
  Merchandise inventories                        407,366          375,096
  Deferred income taxes                           16,236           15,002
  Prepaid expenses and other                      16,864           11,525
                                                --------         --------
    Total current assets                         457,079          418,532
                                                --------         --------

Property and equipment, at cost                  225,450          204,032
  Less accumulated depreciation                  (77,561)         (62,228)
                                                --------         --------
                                                 147,889          141,804
                                                --------         --------
Costs in excess of net assets of
  acquired operations, net                       142,777          117,377
Other assets                                       8,257            8,313
                                                --------         --------
                                                 151,034          125,690
                                                --------         --------
                                                $756,002         $686,026
                                                ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $ 71,938         $103,649
  Short-term bank debt                            27,000               -
  Accrued liabilities and other                   87,992           82,441
                                                --------         --------
    Total current liabilities                    186,930          186,090
                                                --------         --------

Bank debt                                        102,000           41,100
Convertible subordinated notes                    96,940           96,950
Deferred income taxes and other                    5,874            5,969
                                                --------         --------
    Total long-term liabilities                  204,814          144,019
                                                --------         --------
                                                 391,744          330,109
                                                --------         --------
Commitments and contingencies

Shareholders' equity:
  Common stock, 21,409,685
    shares outstanding                             2,141            2,135
  Additional paid-in capital                     245,155          244,561
  Retained earnings                              116,962          109,221
                                                --------         --------
    Total shareholders' equity                   364,258          355,917
                                                --------         --------
                                                $756,002         $686,026
                                                ========         ========

See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                  (Unaudited)

                                                  Quarter Ended
                                             ------------------------
                                             April 30,       May 1,
                                               1995           1994
                                             ---------       --------

Net sales                                     $265,547       $159,798

Cost of sales and occupancy expense            172,043        103,511
Selling, general and administrative
  expense                                       78,084         47,216
                                              --------       --------
Operating income                                15,420          9,071

Interest expense                                 3,341          2,026
Other income, net                                 (209)        (1,031)
                                              --------       --------
Income before income taxes                      12,288          8,076

Provision for income taxes                       4,731          3,109
                                              --------       --------
Net income                                    $  7,557       $  4,967
                                              ========       ========
Earnings per common and common
  equivalent share                                $.35           $.28
                                                  ====           ====
Weighted average common and common
  equivalent shares outstanding                 21,845         17,856
                                                ======         ======





See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                                                       Quarter Ended
                                                   ----------------------
                                                   April 30,      May 1,
                                                     1995          1994
                                                   ---------     --------
Operating activities:
  Net income                                       $  7,557      $  4,967
  Adjustments:
    Depreciation and amortization                     7,561         3,767
    Change in assets and liabilities excluding
      the effects of acquisitions:
      Merchandise inventories                       (24,935)      (18,562)
      Prepaid expenses and other                     (1,773)       (2,395)
      Deferred income taxes and other                 4,381           287
      Accounts payable                              (36,866)         (771)
      Income taxes payable                               -         (4,111)
      Accrued liabilities and other                  (9,525)       (7,321)
                                                   --------      --------
        Net change in assets and liabilities        (68,718)      (32,873)
                                                   --------      --------

        Net cash used in operating activities       (53,600)      (24,139)
                                                   --------      --------

Investing activities:
  Additions to property and equipment               (11,934)      (14,178)
  Net proceeds from sales of property
    and equipment                                     1,791            -
  Purchases of marketable securities                     -         (5,046)
  Net proceeds from sales of marketable
    securities                                           -          1,865
  Acquisitions and other                            (24,684)         (217)
                                                   --------      --------

        Net cash used in investing activities       (34,827)      (17,576)
                                                   --------      --------

Financing activities:
  Net borrowings under bank credit facilities        87,900        42,500
  Proceeds from issuance of common stock and other      456         1,215
                                                   --------      --------

        Net cash provided by financing activities    88,356        43,715
                                                   --------      --------

Net increase (decrease) in cash and equivalents         (71)        2,000
Cash and equivalents at beginning of year             1,907           867
                                                   --------      --------

Cash and equivalents at end of period              $  1,836      $  2,867
                                                   ========      ========

Cash payments for:
  Interest                                         $  1,141      $    293
  Income taxes                                          215         7,220

See accompanying notes to consolidated financial statements.

                              MICHAELS STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the Three Months ended April 30, 1995
                                  (Unaudited)

Note A
- ------

The accompanying consolidated financial statements are unaudited (except for the Consolidated Balance Sheet as of January 29, 1995) and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of financial position and results of operations for the three months ended April 30, 1995. All of such adjustments are of a normal and recurring nature. Because of the seasonal nature of the Company's business, the results of operations for the three months ended April 30, 1995 are not indicative of the results to be expected for the entire year.

Note B
- ------

In March 1995, the Company purchased Aaron Brothers Holdings, Inc. ("Aaron Brothers"), which owns a chain of 71 framing and art supplies stores predominantly in California, for a purchase price of $25 million in cash including the assumption of $19.7 million of debt. The transaction was accounted for as a purchase; accordingly, the purchase price has been preliminarily allocated to assets and liabilities based on estimated values as of the acquisition date. The cost in excess of the estimated fair value of net assets acquired was recorded as goodwill in the amount of $26.3 million, which will be amortized on a straight-line basis over a period of 40 years. The results of operations for April 1995 are included in the accompanying consolidated financial statements.

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------

The Company acquired 71 specialty framing and art supplies stores and opened 15 Michaels stores during the first three months of fiscal 1995. Capital expenditures for these stores, and, to a lesser extent, the remodeling and expansion of existing stores, the opening of a new distribution facility, and system enhancements, amounted to $11.9 million in the first three months of fiscal 1995. The Company expects capital expenditures during the remainder of fiscal 1995 to approximate $47.0 million, relating primarily to the opening of new stores and additional systems enhancements.

In March 1995, the Company paid $25 million in cash, including the assumption and retirement of $19.7 million of debt associated with the acquisition of Aaron Brothers.

At April 30, 1995 the Company had working capital of $270.1 million, compared to $232.4 million at January 29, 1995. The Company currently has a bank credit agreement ("Credit Agreement") which includes an unsecured line of credit and provides for the issuance of letters of credit. Borrowings under the Credit Agreement, which expires June 16, 1998, are limited to the lesser of $200 million or the Company's borrowing base (as defined in the Credit Agreement), in either case minus the aggregate amount of outstanding letters of credit. As of April 30, 1995, the Company had $69.1 million in available unused credit capacity under the Credit Agreement. Management believes that the Company has sufficient working capital, cash flow from operating activities, and available unused credit capacity to sustain current growth plans.

Results of Operations
- ---------------------

The following table shows the percentage of net sales that each item in the Consolidated Statements of Income represents. This table should be read in conjunction with the following discussion and with the Company's financial statements, including the notes:

                                                          For the
                                                        Quarter Ended
                                                    --------------------
                                                    April 30,     May 1,
                                                       1995        1994
                                                    ---------     ------

Net sales                                              100.0%     100.0%
Cost of sales and occupancy
  expense                                               64.8       64.8
Selling, general and
  administrative expense                                29.4       29.5
                                                       -----      -----

Operating income                                         5.8        5.7

Interest expense                                         1.3        1.3
Other income, net                                       (0.1)      (0.6)
                                                       -----      -----

Income before income taxes                               4.6        5.0
Provision for income taxes                               1.8        1.9
                                                       -----      -----

Net income                                               2.8%       3.1%
                                                       =====      =====

Three months ended April 30, 1995 compared to the
- -------------------------------------------------
  three months ended May 1, 1994
  ------------------------------

Net sales for the three months ended April 30,1995 were $265.5 million, an increase of $105.7 million or 66.2%, compared to the same period of the prior year. The results for the first quarter of fiscal 1995 included sales of 205 Michaels stores (net of 25 closures) that were added during the previous twelve months, 15 of which were added during the first quarter of fiscal 1995, and 71 Aaron Brothers stores which were included from March 27, 1995. Sales of newer stores accounted for $98.1 million of the increase.
Comparable store sales increased 9% over the same period last year.

Cost of sales and occupancy expense was flat compared to the same period last year, as a percentage of sales, with a slight decrease in cost of sales being offset by an increase in occupancy costs, resulting from a high proportion in the current year of newer and acquired stores having a relatively lower sales base over which fixed occupancy costs can be spread. The Company expects cost of sales and occupancy expense for the second quarter of this year to be higher, as a percentage of sales, than last year's comparable quarter, due to increased promotional sales activity as well as to an increase in occupancy costs. The increased promotional sales activity has been undertaken partly in response to a general softness in the retail sector. Primarily as a result of this higher level of promotional activity, the Company expects a decrease in net income and earnings per share for this year's second quarter compared to the prior year comparable period, before giving effect to the $7.1 million store closure and conversion charge reflected in last year's second quarter results.

Selling, general and administrative expense decreased by 0.1%, as a percentage of sales, in the first quarter of fiscal 1995 compared to the same period of the prior year, due to a slight improvement in labor and related administrative expenses as a percentage of sales.

The increase in interest expense for the first quarter of fiscal 1995 to $3.3 million from $2.0 million for the same period a year ago was due primarily to increased bank borrowings. The decrease in other income was due principally to a decline in the size of the investment portfolio this year compared to the prior year period.

The Company's effective tax rate remained static at 38.5%, with a tax reduction due to investment in tax advantaged securities being offset by the effect of additional amortization of goodwill, which is not deductible for tax purposes, related to the Company's fiscal 1994 acquisitions.

                             MICHAELS STORES, INC.

                                   FORM 10-Q
                          Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of shareholders on June 6, 1995. The following are the results of the election of two directors to the board, voted upon at the meeting:

         Nominees                      For         Withheld
         --------                      ---         --------
         Charles J. Wyly, Jr.       17,351,030      132,100
         Jack E. Bush               17,354,765      128,365

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 11 - Computation of Earnings Per Common Share for the three months ended April 30, 1995.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the period covered by this report.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



MICHAELS STORES, INC.


By:  /s/ R. Don Morris
    ----------------------------
    R. Don Morris
    Executive Vice President and
    Chief Financial Officer
    (Principal Financial Officer)



Dated:  June 14, 1995

                                 EXHIBIT INDEX

EXHIBIT NUMBER              DESCRIPTION                      PAGE

11                    Computation of Earnings Per Common
                      Share for the three months ended
                      April 30, 1995.

                                                               EXHIBIT 11
                             MICHAELS STORES, INC.

                    Computation of Earnings Per Common Share
                       Three Months Ended April 30, 1995
                                  (Unaudited)

                                                        Weighted
                                                         Average
                                                       Outstanding
                                                    Equivalent Shares
                                                  -----------------------
                                    Total                        Fully
                                  Outstanding     Primary       Diluted
                                  -----------   ----------     ----------

Outstanding at beginning
  of quarter                       21,354,167   21,354,167     21,354,167

Shares issued during quarter           55,518       16,084         16,084
                                                ----------     ----------

Weighted average outstanding
  shares                                        21,370,251     21,370,251

Common Equivalent Shares:
  Dilutive shares attributable
  to stock options (computed
  by the treasury stock
  method)                                          474,469        474,469
                                   ----------   ----------     ----------

Total outstanding shares           21,409,685   21,844,720     21,844,720
                                   ==========   ==========     ==========

Earnings per common and
  common equivalent share                             $.35           $.35
                                                      ====           ====