Form 10-Q
period 1995-07-30
MICHAELS STORES INC
filed 1995-09-13
CIK 740670

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

                  For the quarterly period ended July 30, 1995
                                       OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to
                                            ---------    ---------

                         Commission file number 0-11822
                          ----------------------------

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

                  Shares Outstanding as of September 8, 1995
                                 21,353,746

                                     Title
                     Common stock, par value $.10 per share
                             MICHAELS STORES, INC.
                                   FORM 10-Q
                         Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                             MICHAELS STORES, INC.
                          CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)
                                  (Unaudited)

                                     ASSETS

                                                July 30,       January 29,
                                                  1995            1995
                                                --------       -----------
Current assets:
  Cash and equivalents                          $     94         $  1,907
  Marketable securities                            6,487           15,002
  Merchandise inventories                        391,203          375,096
  Deferred income taxes                           44,785           15,002
  Prepaid expenses and other                      22,811           11,525
                                                --------         --------
    Total current assets                         465,380          418,532
                                                --------         --------

Property and equipment, at cost                  243,685          204,032
  Less accumulated depreciation                  (84,393)         (62,228)
                                                --------         --------
                                                 159,292          141,804
                                                --------         --------

Costs in excess of net assets of
  acquired operations, net                       146,053          117,377
Other assets                                       8,329            8,313
                                                --------         --------
                                                 154,382          125,690
                                                --------         --------
                                                $779,054         $686,026
                                                ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $ 73,158         $103,649
  Short-term bank debt                            74,400               -
  Accrued liabilities and other                   76,099           82,441
                                                --------         --------
    Total current liabilities                    223,657          186,090

Bank debt                                        102,000           41,100
Convertible subordinated notes                    96,940           96,950
Deferred income taxes and other                   29,248            5,969
                                                --------         --------
    Total long-term liabilities                  228,188          144,019
                                                --------         --------

                                                 451,845          330,109
                                                --------         --------
Commitments and contingencies

Shareholders' equity:
  Common stock, 21,353,171
    shares outstanding                             2,135            2,135
  Additional paid-in capital                     243,537          244,561
  Retained earnings                               85,097          109,221
  Treasury stock, at cost                         (3,560)              -
                                                --------         --------
    Total shareholders' equity                   327,209          355,917
                                                --------         --------
                                                $779,054         $686,026
                                                ========         ========

See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                  (Unaudited)

                                                  Quarter Ended
                                              -----------------------
                                              July 30,       July 31,
                                               1995           1994
                                              --------       --------
Net sales                                     $259,910       $174,204

Cost of sales and occupancy expense            230,133        111,237
Selling, general and administrative
  expense                                       84,750         52,817
Store closing and conversion costs <F1>             -           7,074
                                              --------       --------

Operating income (loss)                        (54,973)         3,076

Interest expense                                 4,537          2,358
Other (income) and expense, net                  1,476           (450)
                                              --------       --------

Income (loss) before income taxes              (60,986)         1,168

Provision (benefit) for income taxes           (27,862)           455
                                              --------       --------

Net income (loss)                             $(33,124)      $    713
                                              ========       ========

Earnings (loss) per common and
  common equivalent share                       $(1.55)          $.04
                                                ======           ====

Weighted average common and common
  equivalent shares outstanding                 21,413         18,845
                                                ======         ======




<F1> $4,385 net of tax, or $.23 per share

See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                  (Unaudited)

                                                Six Months Ended
                                             ----------------------

                                             July 30,      July 31,
                                               1995          1994
                                             --------      --------
Net sales                                    $525,457      $334,002

Cost of sales and occupancy expense           402,176       214,748
Selling, general and administrative
  expense                                     162,834       100,033
Store closing and conversion costs <F2>            -          7,074
                                             --------      --------

Operating income (loss)                       (39,553)       12,147

Interest expense                                7,878         4,384
Other (income) and expense, net                 1,267        (1,481)
                                             --------      --------

Income (loss) before income taxes             (48,698)        9,244

Provision (benefit) for income taxes          (23,131)        3,564
                                             --------      --------

Net income (loss)                            $(25,567)     $  5,680
                                             ========      ========
Earnings (loss) per common and
  common equivalent share                      $(1.20)         $.31
                                               ======          ====

Weighted average common and common
  equivalent shares outstanding                21,392        18,315
                                               ======        ======



<F2> $4,385 net of tax, or $.24 per share.

See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                      Six Months Ended
                                                   ----------------------
                                                    July 30,    July 31,
                                                     1995          1994
                                                   ---------    ---------
Operating activities:
  Net income                                       $(25,567)     $  5,680
  Adjustments:
    Depreciation and amortization                    15,756         8,056
    Change in assets and liabilities excluding
      the effects of acquisitions:
      Merchandise inventories                        (8,772)      (51,408)
      Prepaid expenses and other                     (7,719)        1,564
      Deferred income taxes and other               (25,875)       (7,077)
      Accounts payable                              (35,646)        2,381
      Income taxes payable                               -         (8,363)
      Accrued liabilities and other                  (7,521)       (2,400)
                                                   --------      --------
        Net change in assets and liabilities        (85,533)      (65,303)
                                                   --------      --------

        Net cash used in operating activities       (95,344)      (51,567)
                                                   --------      --------

Investing activities:
  Additions to property and equipment               (30,441)      (31,268)
  Net proceeds from sales of property
    and equipment                                     1,791            -
  Net proceeds from sales of marketable
    securities                                       10,705        46,183
  Acquisitions                                      (24,683)      (48,820)
                                                   --------      --------

        Net cash used in investing activities       (42,628)      (33,905)
                                                   --------      --------

Financing activities:
  Net borrowings under bank credit facilities       135,300        20,700
  Proceeds from issuance of common stock and other      859        73,629
                                                   --------      --------

        Net cash provided by financing activities   136,159        94,329
                                                   --------      --------

Net increase (decrease) in cash and equivalents      (1,813)        8,857
Cash and equivalents at beginning of year             1,907           867
                                                   --------      --------

Cash and equivalents at end of period              $     94      $  9,724
                                                   ========      ========

Cash payments for:
  Interest                                         $  6,371      $  3,498
  Income taxes                                        1,353        14,399

See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Three and Six Months ended July 30, 1995
                                  (Unaudited)

Note A
------

The accompanying consolidated financial statements are unaudited (except for the Consolidated Balance Sheet as of January 29, 1995) and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of financial position and results of operations for the three and six months ended July 30, 1995. All of such adjustments are of a normal and recurring nature. Because of the seasonal nature of the Company's business, the results of operations for the three and six months ended
July 30, 1995 are not indicative of the results to be expected for the entire year.

Note B
------

In March 1995, the Company purchased Aaron Brothers Holdings, Inc. ("Aaron Brothers"), which owned a chain of 71 framing and art supplies stores predominantly in California (the "Aaron Brothers Stores"), for a purchase price of $25 million in cash including the assumption of $19.7 million of debt. The transaction was accounted for as a purchase; accordingly, the purchase price has been preliminarily allocated to assets and liabilities based on estimated values as of the acquisition date. The cost in excess of the estimated fair value of net assets acquired was recorded as goodwill in the amount of $26.3 million, which will be amortized on a straight-line basis over a period of 40 years. The results of operations from April 1995 forward are included in the accompanying consolidated financial statements.

Note C
------

Certain fiscal 1994 balances included in the consolidated financial statements have been reclassified to conform to the fiscal 1995 presentation.

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Company acquired 71 Aaron Brothers Stores and opened 36 Michaels stores during the first six months of fiscal 1995. Capital expenditures for these stores, and, to a lesser extent, the remodeling and expansion of existing stores, the opening of a new distribution facility, and system enhancements, amounted to $30.4 million in the first six months of fiscal 1995. The Company expects capital expenditures during the remainder of fiscal 1995 to approximate $30.0 million, relating primarily to the opening of new stores and additional systems enhancements.

In March 1995, the Company paid $25 million in cash, including the assumption and retirement of $19.7 million of debt, associated with the acquisition of Aaron Brothers.

At July 30, 1995 the Company had working capital of $241.7 million, compared to $232.4 million at January 29, 1995. The Company currently has a bank credit agreement ("Credit Agreement") which includes an unsecured line of credit and provides for the issuance of letters of credit. As of July 30, 1995, the Company had $20.0 million in available unused credit capacity under the Credit Agreement. Effective September 1, 1995, the Credit Agreement was amended to, among other things, modify certain covenants to exclude the second quarter effect of unusual costs associated with the retail markdown of inventory which will be eliminated as part of an inventory reduction program.

Management has made a strategic decision to reduce the number of product stock keeping units ("SKUs") typically carried in the Michaels inventory assortment by embarking on an aggressive promotional and markdown program. The proceeds from this inventory reduction program will be used to pay down bank debt.

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

Results of Operations

The following table shows the percentage of net sales that each item in the Consolidated Statements of Income represents. This table should be read in conjunction with the following discussion and with the Company's financial statements, including the notes:

                                     For the                 For the
                                   Quarter Ended         Six Months Ended
                                -------------------     ------------------
                                July 30,   July 31,     July 30,  July 31,
                                  1995       1994         1995      1994
                                --------   --------     --------  --------
Net sales                        100.0%     100.0%       100.0%     100.0%
Cost of sales and occupancy
  expense                         88.5       63.8         76.5       64.3
Selling, general and
  administrative expense          32.6       30.3         31.0       30.0
Store closing and conversion
  costs                             -         4.1           -         2.1
                                 -----      -----        -----      -----

Operating income (loss)          (21.1)       1.8         (7.5)       3.6

Interest expense                   1.7        1.4          1.5        1.3
Other (income) and expense,
  net                              0.6       (0.3)         0.3       (0.5)
                                 -----      -----        -----      -----

Income (loss) before income
  taxes                          (23.4)       0.7         (9.3)       2.8

Provision (benefit) for
  income taxes                   (10.7)       0.3         (4.4)       1.1
                                 -----      -----        -----      -----
Net income (loss)                (12.7)%      0.4%        (4.9)%      1.7%
                                 =====      =====        =====      =====

Three months ended July 30, 1995 compared to the
------------------------------------------------
  three months ended July 31, 1994
  --------------------------------

Net sales for the three months ended July 30, 1995 were $259.9 million, an increase of $85.7 million, or 49.2%, compared to the same period of the prior year. The results for the second quarter of fiscal 1995 included sales of 68 Michaels stores that were added during the previous twelve months, 21 of which were added during the second quarter of fiscal 1995, and 69 (net of two closures) Aaron Brothers Stores which were included since April 1995. Sales of newer stores accounted for $75.8 million of the increase. Comparable store sales increased 9% over the same period last year.

Cost of sales and occupancy expense increased by 24.7% compared to the same period last year, as a percentage of sales, principally due to $57.5 million of unusual costs associated with the retail markdown of inventory, initiated as a result of the Company's strategic decision to reduce the number of product SKUs typically carried in the Michaels inventory assortment. Management believes that its efforts to reduce the overall SKU base will result in a more efficient deployment of capital going forward. Excluding the inventory charge, cost of sales and occupancy expense increased 2.6%, as a percentage of sales, compared to last year's comparable period. The increase was due principally to higher promotional sales than a year ago, as a percentage of sales. Also contributing to the increase was higher occupancy expense, as a percentage of sales, due to a higher proportion in the current year of newer and acquired stores having a relatively low sales base over which fixed occupancy costs can be spread.

Selling, general and administrative expense increased by 2.3%, as a percentage of sales, in the second quarter of fiscal 1995 compared to the same period of the prior year, due principally to a charge taken to cover certain retirement costs of the Company's former President and Chief Operating Officer and costs related to the inventory reduction program.

The increase in interest expense for the second quarter of fiscal 1995 to $4.5 million from $2.4 million for the same period a year ago was due primarily to increased bank borrowings to finance inventory growth. The increase in other expense over other income was due principally to losses recognized in liquidating the investment portfolio this year compared to investment income recorded in the prior year period.

Six months ended July 30, 1995 compared to the
----------------------------------------------
  six months ended July 31, 1994
  ------------------------------

Net sales for the six months ended July 30, 1995 were $525.5 million, an increase of $191.5 million, or 57.3%, compared to the same period of the prior year. The results for the six months of fiscal 1995 included sales of 68 Michaels stores that were added during the previous twelve months, 36 of which were added during fiscal 1995, and 69 (net of two closures) Aaron Brothers Stores which were included since April 1995. Sales of newer stores accounted for $173.9 million of the increase. Comparable store sales increased 9% over the same period last year.

Cost of sales and occupancy expense increased by 12.2% compared to the same period last year, as a percentage of sales, principally due to $57.5 million of unusual costs associated with the retail markdown of inventory, initiated as a result of the Company's strategic decision to reduce the number of product SKUs typically carried in the Michaels inventory assortment. Management believes that its efforts to reduce the overall SKU base will result in a more efficient deployment of capital going forward. Excluding the inventory charge, the cost of sales and occupancy expense increased 1.3%, as a percentage of sales, compared to last year's comparable period. The increase was due principally to higher promotional sales than a year ago, as a percentage of sales. Also contributing to the increase was higher occupancy expense, as a percentage of sales, due to a higher proportion in the current year of newer and acquired stores having a relatively low sales base over which fixed occupancy costs can be spread.

Selling, general and administrative expense increased by 1.0%, as a percentage of sales, for the first six months of fiscal 1995 compared to the same period of the prior year, due principally to a charge taken to cover certain retirement costs of the Company's former President and Chief Operating Officer and costs related to the inventory reduction program.

The increase in interest expense for the first six months of fiscal 1995 to $7.9 million from $4.4 million for the same period a year ago was due primarily to increased bank borrowings to finance inventory growth. The increase in other expense over other income was due principally to losses recognized in liquidating the investment portfolio this year compared to investment income recorded in the prior year period.

                             MICHAELS STORES, INC.

                                   FORM 10-Q
                          Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

     On August 28, 1995, two lawsuits were filed against Michaels and certain of its officers and directors in the United States District Court for the Northern District of Texas, Dallas Division (the "Class Action Suits"). Each of the Class Action Suits is purportedly a class action lawsuit on behalf of Michaels' stockholders alleging violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), Rule 10b-5 under the Exchange Act and related common law. The alleged factual basis underlying the Class Action Suits and the relief sought therein is the plaintiffs' allegations that Michaels and the individual defendants misrepresented or failed to disclose material information concerning the financial condition of Michaels, its operations and prospects and that the value of Michaels Common Stock was artificially inflated as a result of such misrepresentations or failures to disclose. Each of the Class Action Suits seeks compensatory damages and reimbursement for the plaintiffs' fees and expenses. The Company believes the Class Action Suits are without merit and intends to vigorously defend this litigation.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 4.1 - Second Amendment to Credit Agreement

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the period covered by this report.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



MICHAELS STORES, INC.


By:  /s/ R. Don Morris
    ------------------
    R. Don Morris
    Executive Vice President and
    Chief Financial Officer
    (Principal Financial Officer)



Dated: September 12, 1995

                                 EXHIBIT INDEX

EXHIBIT NUMBER              DESCRIPTION                      PAGE

4.1                   Second Amendment to Credit Agreement

                                                            Exhibit 4.1

                      SECOND AMENDMENT TO CREDIT AGREEMENT

     THIS SECOND AMENDMENT TO CREDIT AGREEMENT is dated as of the 1st day of September, 1995, and entered into among MICHAELS STORES, INC., a Delaware corporation ("Company"), the Lenders signatory hereto, NATIONSBANK OF TEXAS, N.A., a national banking association, individually and as Administrative Lender (in such latter capacity, the "Administrative Lender"), and BANK OF AMERICA ILLINOIS, a national banking association, individually and as Co-Agent.

                                  WITNESSETH:

     WHEREAS, Company, the Lenders, the Administrative Lender entered into a First Amended and Restated Credit Agreement, effective as of June 18, 1994 (as amended, restated, or otherwise modified from time to time, including without limitation, as amended by the First Amendment of Credit agreement dated as of April 26, 1995, between the parties hereto, the "Credit Agreement");

     WHEREAS, Company, the Administrative Lender and the Lenders have agreed to increase the loan facility and make certain other changes;

     WHEREAS, the Lenders, Company and the Administrative Lender have agreed to amend the Credit Agreement to make certain changes to the terms therein;

     WHEREAS, the Lenders, the Administrative Lender and Company have agreed to modify the Credit Agreement upon the terms and conditions set forth below;

     NOW, THEREFORE, for valuable consideration hereby acknowledged, Company, the Lenders and the Administrative Lender agree as follows:

     SECTION 1. Definitions. Unless specifically defined or redefined below, capitalized terms used herein shall have the meanings ascribed thereto in the Credit Agreement.

     (a) The definition of Commitment on page 5 of the Credit Agreement shall be deleted in its entirety and the following substituted in its stead:

          "Commitment" means $220,000,000 until December 1, 1995, and on December 1, 1995 and thereafter, $200,000,000; in each case as such amount may be terminated or reduced in accordance with Section 2.09 hereof from time to time, which such amount includes the Letter of Credit Commitment.

     (b) The definition of Specified Percentage on page 16 of the Credit Agreement shall be deleted in its entirety and the following substituted in its stead:

          "Specified Percentage" means, with respect to each Lender (i) until December 1, 1995, the percentages set forth under each Lender's name under a. on Schedule 1 to the Second Amendment to Credit Agreement, dated as of the 1st day of September, 1995, entered into among Company, the Lenders signatory thereto, and NationsBank of Texas, N.A. and (ii) on December 1, 1995 and thereafter, the percentage set forth under each Lender's name under b. on
Schedule 1 (provided that, until the temporary $20,000,000 increase in Commitment is repaid in full, the term "Specified Percentage" shall mean the percentage set forth under each Lender's name under a. on Schedule 1 for all purposes under this Agreement (except Section 2.01 in determining the amount of each Lender's Commitment hereunder)); in each case, as adjusted pursuant to Section 2.30(a) hereof or pursuant to, and as set forth therein, each Assignment and Acceptance Agreement or any other amendment to this Agreement.

     SECTION 2. Amendment to Section 7.01(b). Section 7.01(b) the Credit Agreement shall be deleted in its entirety and the following substituted in its stead:

          (b) Fixed Charge Coverage Ratio. Company will not permit the Fixed Charges Coverage Ratio at any time to be less than 1.30 to 1.00. $50,000,000 of the provision established in the fiscal quarter ending July 30, 1995 for inventory markdowns shall be added to pretax consolidated income of the Company for fiscal quarter ending July 30, 1995 only for purposes of determining compliance with the covenant contained in this Section for the fiscal quarters ending July 30, 1995, October 29, 1995, January 28, 1996, and April 28, 1996 only.

     SECTION 3. AMENDMENT TO SECTION 7.01(c). Section 7.01(c) to the Credit Agreement shall be deleted in its entirety and the following substituted in its stead:

          "(c) Current Ratio. Company will not permit the ratio of (a) Current Assets to (b) the sum of (i) Current Liabilities plus (ii) amounts outstanding under this Agreement as Advances, at any time to be less than 1.20 to 1.00."

     SECTION 3. Specified Percentages. The Specified Percentage set forth opposite each Lender's signature block on the Credit Agreement shall be deleted. On December 1, 1995, all principal amounts outstanding with respect to the $20,000,000 temporary increase in the Commitment shall be repaid by Company in full as a mandatory prepayment in accordance with Section 2.15(a) hereof to each of the Lenders in accordance with the percentages set forth under each Lender's name under a. on Schedule 1 hereto.

     SECTION 4. Conditions Precedent. This Second Amendment shall not be effective until all proceedings of Company taken in connection with this Second Amendment and the transactions contemplated hereby shall be satisfactory in form and substance to the Administrative Lender and Lenders, and the Administrative Lender and Lenders shall have each received the following:

          (a) a loan certificate of Company certifying (i) as to the accuracy of its representations and warranties set forth in Article V of the Credit Agreement, the other Loan Papers and in this Second Amendment,
     (ii) that there exists no Default or Event of Default both before and after giving effect to this Second Amendment, and the execution, delivery and performance of this Second Amendment will not cause a default or Event of Default, (iii) that it has complied with all agreements and conditions to be complied with by it under the Credit Agreement, the other Loan Papers and this Second Amendment by the date hereof, and (iv) that no notice of the execution of this Second Amendment is required under the terms of any other agreement of Company in connection with this Second Amendment;

          (b) new Notes evidencing the Loan for each Lender in form and substance acceptable to the Administrative Lender and Lenders;

          (c) an opinion of counsel of Company acceptable to the Lenders with respect to this Second Amendment and all other Loan Papers executed in connection therewith, including, without limitation, an opinion with respect to the validity and enforceability of the Loan Papers before and after giving effect to this Second Amendment; and

          (d) such other documents, instruments, and certificates, in form and substance satisfactory to the Lenders, as the Lenders shall deem necessary or appropriate in connection with this Second Amendment and the transactions contemplated hereby.

     SECTION 5. Representations and Warranties. Company represents and warrants to the Lenders and the Administrative Lender that (a) this Second Amendment constitutes its legal, valid, and binding obligations, enforceable in accordance with the terms hereof (subject as to enforcement of remedies to any applicable bankruptcy, reorganization, moratorium, or other laws or principles of equity affecting the enforcement of creditors' rights generally), (b) there exists no Event of Default or Default under the Credit Agreement both before and after giving effect to this Second Amendment,
(c)its representations and warranties set forth in the Credit Agreement and other Loan Papers are true and correct on the date hereof both before and after giving effect to this Second Amendment, (d) it has complied with all agreements and conditions to be complied with by it under the Credit Agreement and the other Loan Papers by the date hereof, (e) the Credit Agreement, as amended hereby, and the other Loan Papers remain in full force and effect, and (f) no notice to, or consent of, any Person is required under the terms of any agreement of Company in connection with the execution of this Second Amendment.

     SECTION 6. Further Assurances. Company shall execute and deliver such further agreements, documents, instruments, and certificates in form and substance satisfactory to the Administrative Lender, as the Administrative Lender or any Lender may deem necessary or appropriate in connection with this Second Amendment.

     SECTION 7. Counterparts. This Second Amendment and the other Loan Papers may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument. In making proof of any such agreement, it shall not be necessary to produce or account for any counterpart other than one signed by the party against which enforcement is sought.

     SECTION 8. ENTIRE AGREEMENT. THIS AGREEMENT AND THE OTHER LOAN PAPERS REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

     SECTION 9. GOVERNING LAW. (a) THIS AGREEMENT AND ALL LOAN PAPERS SHALL BE DEEMED CONTRACTS MADE UNDER THE LAWS OF TEXAS AND SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF TEXAS, EXCEPT TO THE EXTENT (A) FEDERAL LAWS GOVERN THE VALIDITY, CONSTRUCTION, ENFORCEMENT AND INTERPRETATION OF ALL OR ANY PART OF THIS AGREEMENT AND ALL LOAN PAPERS OR
(B) STATE LAW GOVERNS UCC COLLATERAL INTERESTS FOR PROPERTIES OF COMPANY AND THE SUBSIDIARIES OUTSIDE THE STATE OF TEXAS. WITHOUT EXCLUDING ANY OTHER JURISDICTION, COMPANY AND EACH SUBSIDIARY AGREES THAT THE COURTS OF TEXAS WILL HAVE JURISDICTION OVER PROCEEDINGS IN CONNECTION HEREWITH.

     (b) COMPANY AND EACH SUBSIDIARY HEREBY WAIVES PERSONAL SERVICE OF ANY LEGAL PROCESS UPON IT. IN ADDITION, COMPANY AND EACH SUBSIDIARY AGREES THAT SERVICE OF PROCESS MAY BE MADE UPON IT BY REGISTERED MAIL (RETURN RECEIPT REQUESTED) DIRECTED TO COMPANY AT ITS ADDRESS DESIGNATED FOR NOTICE UNDER THIS AGREEMENT AND SERVICE SO MADE SHALL BE DEEMED TO BE COMPLETED UPON RECEIPT BY COMPANY. NOTHING IN THIS SECTION SHALL AFFECT THE RIGHT OF THE ADMINISTRATIVE LENDER OR ANY LENDER TO SERVE LEGAL PROCESS IN ANY OTHER MANNER PERMITTED BY LAW.

     SECTION 10. WAIVER OF JURY TRAIL. TO THE MAXIMUM EXTENT PERMITTED BY LAW, COMPANY, EACH SUBSIDIARY AND EACH LENDER HEREBY WAIVES ANY RIGHT THAT IT MAY HAVE TO A TRIAL BY JURY OF ANY DISPUTE (WHETHER A CLAIM IN TORT, CONTRACT, EQUITY, OR OTHERWISE) ARISING UNDER OR RELATING TO THIS AGREEMENT, THE OTHER LOAN PAPERS, OR ANY RELATED MATTERS, AND AGREES THAT ANY SUCH DISPUTE SHALL BE TRIED BEFORE A JUDGE SITTING WITHOUT A JURY.

     IN WITNESS WHEREOF, this Second Amendment to Credit Agreement is executed as of the date first set forth above.


COMPANY:                            MICHAELS STORES, INC.



                                     /s/ Kristen L.  Magnuson
                                    -------------------------------
                                    By:  Kristen L. Magnuson
                                    Its: Vice President-Finance and
                                         Business Planning

AGREED AND ACCEPTED: The following guarantors agree and accept the above increase The Commitment:



MICHAELS OF CANADA, INC.



By:    /s/ Kristen L. Magnuson
      ---------------------------
Its:   Vice President & Treasurer
      ---------------------------


MICHAELS INTERNATIONAL FINANCE, INC.



By:    /s/ Kristen L. Magnuson
      ---------------------------
Its:   Vice President
      ---------------------------


5931, INC.


By:    /s/ Kristen L. Magnuson
      ---------------------------
Its:   Vice President
      ---------------------------



LEEWARDS CREATIVE CRAFTS, INC.



By:    /s/ Kristen L. Magnuson
      ---------------------------
Its:   Vice President - Finance &
       --------------------------
       Business Planning
       --------------------------

TREASURE HOUSE STORES, INC.


By:    /s/ Kristen L. Magnuson
       --------------------------
Its:   Vice President
       --------------------------

OREGON CRAFT & FLORAL SUPPLY CO., INC.
OREGON CRAFT & FLORAL SUPPLY CO. II, INC.
OREGON CRAFT & FLORAL SUPPLY CO. III, INC.
OREGON CRAFT & FLORAL SUPPLY CO. IV, INC.
OREGON CRAFT & FLORAL SUPPLY CO. V, INC.
OREGON CRAFT & FLORAL SUPPLY CO. VI, INC.
OREGON CRAFT & FLORAL SUPPLY CO. VII, INC.
OREGON CRAFT & FLORAL SUPPLY CO. VIII, INC.
OREGON CRAFT & FLORAL SUPPLY CO. I, INC.



By:    /s/ Kristen L. Magnuson
      ----------------------------
Its:   Vice President
      ----------------------------


HABIF & ROSS ENTERPRISES, INC.


By:    /s/ Kristen L. Magnuson
      ---------------------------
Its:   Vice President
      ---------------------------


RIVERSIDE CRAFT & FLORAL SUPPLY CO., INC.


By:    /s/ Kristen L. Magnuson
      ---------------------------
Its:   Vice President
      ---------------------------


SAN DIEGO CRAFT & FLORAL SUPPLY CO. INC.


By:    /s/ Kristen L. Magnuson
      ---------------------------
Its:   Vice President
      ---------------------------

MISSION VIEJO CRAFT & FLORAL, INC.


By:    /s/ Kristen L. Magnuson
      ---------------------------
Its:   Vice President
      ---------------------------


H.F.C.S, INC.


By:    /s/ Kristen L. Magnuson
      ---------------------------
Its:   Vice President
      ---------------------------


SAN LEANDRO CRAFT AND FLORAL SUPPLY COMPANY, INC.


By:    /s/ Kristen L. Magnuson
      ---------------------------
Its:   Vice President
      ---------------------------


ORANGE CRAFT & FLORAL SUPPLY CO., INC.


By:    /s/ Kristen L. Magnuson
      ---------------------------
Its:   Vice President
      ---------------------------


H & H CRAFT & FLORAL SUPPLY CO. #9, INC.


By:    /s/ Kristen L. Magnuson
      ---------------------------
Its:   Vice President
      ---------------------------

OC&F NUMBER 18, INC.


By:    /s/ Kristen L. Magnuson
      ---------------------------
Its:   Vice President
      ---------------------------


MICHAELS OF PUERTO RICO, INC.


By:    /s/ Kristen L. Magnuson
      --------------------------
Its:   Vice President
      --------------------------


AARON BROTHERS, INC.


By:    /s/ Kristen L. Magnuson
      --------------------------
Its:   Vice President
      --------------------------


AARON BROTHERS HOLDINGS, INC.


By:    /s/ Kristen L. Magnuson
      --------------------------
Its:   Vice President
      --------------------------


AARON BROTHERS ART MARTS, INC.


By:    /s/ Kristen L. Magnuson
      --------------------------
Its:   Vice President
      --------------------------

                                      NATIONSBANK OF TEXAS N.A., as
                                      Administrative Lender, and
                                      individually as a Lender
901 Main Street
67th Floor
Dallas, TX  75202
Attn:  Joseph G. Taylor               By:   /s/ Joseph G. Taylor
                                           -----------------------
                                            Joseph G. Taylor
                                            Senior Vice President

                                      BANK OF AMERICA ILLINOIS, as
                                      Co-Agent and as a Lender

Address
231 S. LaSalle
Chicago, IL  60604                    By:   /s/ Jody B. Schneider
Attn:  Juanita Hester                      -----------------------
Tel.: (312) 828-3872                  Its:  Vice President


                                      BANK ONE, TEXAS, N.A., as a Lender

Address:
1717 Main Street
3rd Floor                             By:   /s/ Alan Miller
Dallas, TX  75201                          ------------------------
Attn:  Alan L. Miller                 Its:  Vice President


                                      CREDIT LYONAIS NEW YORK BRANCH, as
                                      a Lender

Address:
500 N. Akard
Suite 3210                            By:    /s/ Alain Papiasse
Dallas, TX  75201                          ------------------------
Attn:  Timothy M. O'Conner            Its: Executive Vice President

                                      FIRST INTERSTATE BANK OF TEXAS, N.A.
                                      as a Lender

Address:
1445 Robs Avenue
Third Floor
Dallas, TX  75202                     By:    /s/ Susan Coulter
Attn:  Susan Coulter                        -----------------------
                                      Its:   Vice President


                                      MELLON BANK, N.A., as a Lender

Address:
One Mellon Bank Center
Room 4535                             By:    /s/ Marc T. Kennedy
Pittsburgh, PA  15258-0001                  -----------------------
Attn:  Marc T. Kennedy                Its:   Assist Vice President


                                      THE BOATMEN'S NATIONAL BANK OF
                                      ST. LOUIS, as a Lender

Address:
800 Market Street
14th Floor
St. Louis, MO  63101                  By:   /s/ Dwight Erdbruegger
Attn:  Dwight Erdbruegger                   ----------------------
                                      Its:  Vice President

                                      UNITED STATES NATIONAL BANK OF
                                      OREGON, as a Lender

Address:
111 Southwest Fifth Ave.
T-29                                  By:    /s/ Blake R. Howells
Portland, OR  97204                         ----------------------
Attn:  Blake Howells                  Its:   Vice President