Form 10-Q
period 1995-10-29
MICHAELS STORES INC
filed 1995-12-13
CIK 740670

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 1995

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

Yes X  No
   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Shares Outstanding as
          Title                               of December 8, 1995
          -----                               -------------------

Common stock, par value $.10 per share            21,482,195

                             MICHAELS STORES, INC.
                                   FORM 10-Q
                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             MICHAELS STORES, INC.
                          CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)
                                  (Unaudited)

                                     ASSETS

                                              October 29,      January 29,
                                                  1995            1995
                                              -----------      -----------
Current assets:
  Cash and equivalents                          $  3,685         $  1,907
  Marketable securities                               -            15,002
  Merchandise inventories                        456,429          375,096
  Deferred income taxes                           34,295           15,002
  Prepaid expenses and other                      16,332           11,525
                                                --------         --------
    Total current assets                         510,741          418,532
                                                --------         --------

Property and equipment, at cost                  262,564          204,032
  Less accumulated depreciation                  (90,942)         (62,228)
                                                --------         --------
                                                 171,622          141,804
                                                --------         --------

Costs in excess of net assets of
  acquired operations, net                       145,099          117,377
Other assets                                       8,147            8,313
                                                 153,246          125,690
                                                --------         --------
                                                $835,609         $686,026
                                                ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $131,462         $103,649
  Short-term bank debt                            70,500               -
  Accrued liabilities and other                   77,681           82,441
                                                --------         --------
    Total current liabilities                    279,643          186,090
                                                --------         --------

Bank debt                                        102,200           41,100
Convertible subordinated notes                    96,940           96,950
Other                                             26,206            5,969
                                                --------         --------
    Total long-term liabilities                  225,346          144,019
                                                --------         --------

                                                 504,989          330,109
                                                --------         --------

Commitments and contingencies

Shareholders' equity:
  Common stock, 21,232,195
    shares outstanding                             2,135            2,135
  Additional paid-in capital                     243,498          244,561
  Retained earnings                               88,547          109,221
  Treasury stock, at cost                         (3,560)              -
                                                --------         --------
    Total shareholders' equity                   330,620          355,917
                                                --------         --------
                                                $835,609         $686,026
                                                ========         ========

See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                  (Unaudited)

                                                  Quarter Ended
                                            --------------------------
                                            October 29,    October 30,
                                               1995           1994
                                            -----------    -----------
Net sales                                     $312,696       $283,069

Cost of sales and occupancy expense            208,736        187,566
Selling, general and administrative
  expense                                       91,039         80,676
                                              --------       --------

Operating income                                12,921         14,827

Interest expense                                 4,899          2,511
Other expense and (income), net                    440           (430)
                                              --------       --------

Income before income taxes                       7,582         12,746

Provision for income taxes                       4,576          4,933
                                              --------       --------

Net income                                    $  3,006       $  7,813
                                              ========       ========

Earnings per common and common
  equivalent share                                $.14           $.36
                                                  ====           ====

Weighted average common and common
  equivalent shares outstanding                 21,337         21,930
                                                ======         ======






See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                  (Unaudited)

                                               Nine Months Ended
                                           ---------------------------
                                           October 29,     October 30,
                                              1995            1994
                                           -----------     -----------
Net sales                                     $838,153        $617,071

Cost of sales and occupancy expense            610,912         402,314
Selling, general and administrative
  expense                                      253,873         180,709
Store closing and conversion costs (A)              -            7,074
                                              --------        --------

Operating (loss) income                        (26,632)         26,974

Interest expense                                12,777           6,895
Other expense and (income), net                  1,707          (1,911)
                                              --------        --------

(Loss) income before income taxes              (41,116)         21,990

(Benefit) provision for income taxes           (18,555)          8,497
                                              --------        --------

Net (loss) income                             $(22,561)       $ 13,493
                                              ========        ========

(Loss) earnings per common and common
  equivalent share                              $(1.06)           $.69
                                                ======            ====

Weighted average common and common
  equivalent shares outstanding                 21,312          19,521
                                                ======          ======






(A) $4,385 net of tax, or $.22 per share


See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                     Nine Months Ended
                                                  ------------------------
                                                  October 29,  October 30,
                                                     1995          1994
                                                  -----------  -----------
Operating activities:
  Net (loss) income                                $(22,561)     $ 13,493
  Adjustments:
    Depreciation and amortization                    23,735        13,414
    Change in assets and liabilities excluding
      the effects of acquisitions:
      Merchandise inventories                       (73,998)     (127,286)
      Prepaid expenses and other                     (4,661)      (14,962)
      Deferred income taxes and other               (18,775)        5,307
      Accounts payable                               26,078        68,572
      Income taxes payable                               -         (8,363)
      Accrued liabilities and other                  (5,923)       (6,587)
                                                   --------      --------
        Net change in assets and liabilities        (77,279)      (83,319)
                                                   --------      --------

        Net cash used in operating activities       (76,105)      (56,412)
                                                   --------      --------

Investing activities:
  Additions to property and equipment               (49,715)      (51,959)
  Net proceeds from sales of property
    and equipment                                     1,791            -
  Net proceeds from sales of marketable
    securities                                       17,991        46,184
  Acquisitions                                      (24,683)      (48,820)
                                                   --------      --------

        Net cash used in investing activities       (54,616)      (54,595)

Financing activities:
  Net borrowings under bank credit facilities       131,600        36,500
  Proceeds from issuance of common stock
    and other                                           899        77,736
                                                   --------      --------

        Net cash provided by financing
          activities                                132,499       114,236
                                                   --------      --------

Net increase in cash and equivalents                  1,778         3,229
Cash and equivalents at beginning of period           1,907           867
                                                   --------      --------

Cash and equivalents at end of period              $  3,685      $  4,096
                                                   ========      ========

Cash payments (refunds) for:
  Interest                                         $ 10,354      $  4,253
  Income taxes                                       (1,332)       16,506

See accompanying notes to consolidated financial statements.

                              MICHAELS STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the Three Months and Nine Months Ended October 29, 1995
                                  (Unaudited)

Note A
------

The accompanying consolidated financial statements are unaudited (except for the Consolidated Balance Sheet as of January 29, 1995) and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of financial position and results of operations for the three months and nine months ended October 29, 1995. All of such adjustments are of a normal and recurring nature. Because of the seasonal nature of the Company's business, the results of operations for the three months and nine months ended October 29, 1995 are not indicative of the results to be expected for the entire year.

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

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Company acquired 71 Aaron Brothers stores and opened 59 Michaels stores during the first nine months of fiscal 1995 (with 5 additional stores opening in early November 1995). Capital expenditures for these stores, and, to a lesser extent, the remodeling and expansion of existing stores, the opening of a new distribution facility, and system enhancements amounted to $49.7 million in the first nine months of fiscal 1995. The Company expects capital expenditures during the fourth quarter of fiscal 1995 to total approximately $10 million, relating primarily to costs for stores to be relocated or opened in early 1996 and for additional systems enhancements.

In March 1995, the Company paid $25 million in cash, including the assumption and retirement of $19.7 million of debt, associated with the acquisition of Aaron Brothers.

At October 29, 1995, the Company had working capital of $231.1 million compared to $232.4 million at January 29, 1995. The Company currently has a bank credit agreement (as amended, the "Credit Agreement") which includes an unsecured line of credit and provides for the issuance of letters of credit. As of October 29, 1995, the Company had $45.2 million in available unused credit capacity under the Credit Agreement.

During the second quarter of 1995, management made a strategic decision to reduce the number of product stock keeping units ("SKUs") typically carried in the Michaels inventory assortment by embarking on an aggressive promotional and markdown program. The proceeds from this inventory reduction program are being used to pay down bank debt. The Company has also decided to reduce the number of planned store openings in 1996 from the 90 to 100 units that were being considered to approximately 30 to 40 new units. Management believes that the Company has sufficient working capital, cash flow from operating activities, and available unused credit capacity to sustain current growth plans.

Results of Operations
---------------------

The following table shows the percentage of net sales that each item in the Consolidated Statements of Income represents. This table should be read in conjunction with the following discussion and with the Company's financial statements, including the notes:

                                   For the                 For the
                                Quarter Ended          Nine Months Ended
                            ----------------------- -----------------------
                            October 29, October 30, October 29, October 30,
                              1995        1994         1995        1994
                            ----------- ----------- ----------- -----------

Net sales                     100.0%     100.0%        100.0%     100.0%
Cost of sales and occupancy
  expense                      66.8       66.3          72.9       65.2
Selling, general and
  administrative expense       29.1       28.5          30.3       29.3
Store closing and conversion
  costs                          -          -             -         1.1
                              -----      -----         -----      -----

Operating income (loss)         4.1        5.2          (3.2)       4.4

Interest expense                1.6        0.9           1.5        1.1
Other expense and
  (income), net                 0.1       (0.2)          0.2       (0.3)
                              -----      -----         -----      -----

Income (loss) before
  income taxes                  2.4        4.5          (4.9)       3.6
Provision (benefit) for
  income taxes                  1.4        1.7          (2.2)       1.4
                              -----      -----         -----      -----

Net income (loss)               1.0%       2.8%         (2.7)%      2.2%
                              =====      =====         =====      =====

Three months ended October 29, 1995 compared to the
---------------------------------------------------
  three months ended October 30, 1994
  -----------------------------------

Net sales for the three months ended October 29, 1995 were $312.7 million, an increase of $29.6 million, or 10.5%, compared to the same period of the prior year. The results for the third quarter of fiscal 1995 included sales of 59 Michaels stores that were added during the previous twelve months, 23 of which were added during the third quarter of fiscal 1995, and 69 (net of two closures) Aaron Brothers Stores which were included since April 1995. Sales of newer stores accounted for $42.7 million of the increase. Comparable store sales decreased 4% from the same period last year. Although the Company achieved an increase in comparable store sales of 5% in November, 1995, it cannot predict with any certainty that an increase in comparable store sales will be achieved for the fourth quarter of fiscal 1995.

Cost of sales and occupancy expense increased as a percentage of sales by 0.5% compared to the same period last year principally due to higher occupancy costs resulting from both a higher proportion in the current year of newer and acquired stores, which have a relatively low sales base over which fixed occupancy costs can be spread, and to the decline in sales at mature stores.

Selling, general and administrative expense increased by 0.6%, as a percentage of sales, in the third quarter of fiscal 1995 compared to the same period of the prior year due principally to the reduced leveraging of costs resulting from the decline in comparable store sales. Had comparable store sales been even with last year, selling, general and administrative expenses would have declined by 0.6% as a percentage of sales, not withstanding the increase in goodwill amortization due to the Aaron Brothers acquisition.

The increase in interest expense for the third quarter of fiscal 1995 to $4.9 million from $2.5 million for the same period a year ago was due primarily to increased bank borrowings to finance new stores and seasonal inventory growth. The increase in other expense over other income was due principally to losses recognized in liquidating the investment portfolio this year compared to investment income recorded in the prior year period.

The Company's effective tax rate increased to 60.4% from 38.7% for the same period last year due to a change in the Company's estimated annual effective tax rate due, in part, to lower expectations as to the Company's earnings outlook for fiscal 1995.

Nine months ended October 29, 1995 compared to the
--------------------------------------------------
  nine months ended October 30, 1994
  ----------------------------------

Net sales for the nine months ended October 29, 1995 were $838.2 million, an increase of $221.1 million, or 35.8%, compared to the same period of the prior year. The results for the nine months of fiscal 1995 included sales of 59 Michaels stores that were added during the previous twelve months, all of which were added during fiscal 1995, and 69 (net of two closures) Aaron Brothers stores which were included since April 1995. Sales of newer stores accounted for $216.6 million of the increase. Comparable store sales increased 4% over the same period last year. Although the Company achieved an increase in comparable store sales of 5% in November 1995, it cannot predict with any certainty that an increase in comparable store sales will be achieved for the fourth quarter of fiscal 1995.

Cost of sales and occupancy expense increased by 7.7% compared to the same period last year, as a percentage of sales, principally due to $57.5 million of unusual costs which were recorded in the second quarter of fiscal 1995 associated with the retail markdown of inventory. This markdown action was initiated as a result of the Company's strategic decision to reduce the number of product SKUs typically carried in the Michaels inventory assortment. Management believes that its efforts to reduce the overall SKU base will result in a more efficient deployment of capital going forward. Excluding the inventory charge, cost of sales and occupancy expense increased 0.8%, as a percentage of sales, compared to last year's comparable period. The increase was due principally to higher occupancy expense, as a percentage of sales, resulting from a higher proportion in the current year of newer and acquired stores having a relatively low sales base over which fixed occupancy costs can be spread.

Selling, general and administrative expense increased by 1.0%, as a percentage of sales, for the first nine months of fiscal 1995 compared to the same period of the prior year. The largest item causing the increase was increased amortization of goodwill resulting from the Company's acquisition activity during 1994 and early 1995. As a percentage of sales, an increase in payroll and related expenses due principally to the higher proportion of newer stores in the current year was offset by a reduction in advertising expenses as additional economies of scale were achieved.

The increase in interest expense for the first nine months of fiscal 1995 to $12.8 million from $6.9 million for the same period a year ago was due primarily to increased bank borrowings to finance new stores and seasonal inventory growth. The increase in other expense over other income was due principally to losses recognized in liquidating the investment portfolio this year compared to investment income recorded in the prior year period.

The Company's effective tax rate shifted to a 45.1% benefit rate from a 38.6% provision rate for the same period last year. The rate difference is due to the effect of the increased goodwill amortization on the lower earnings outlook for the year.

                             MICHAELS STORES, INC.

                                   FORM 10-Q
                          Part II - Other Information

Item 1.  Legal Proceedings

     On August 28, 1995, two lawsuits were filed against Michaels and certain of its officers and directors in the United States District Court for the Northern District of Texas, Dallas Division (the "Class Action Suits"). Each of the Class Action Suits is purportedly a class action lawsuit on behalf of Michaels' stockholders alleging violations of Sections 10 (b) and 20 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 10b-5 under the Exchange Act and related common law. The alleged factual basis underlying the Class Action Suits and the relief sought therein is the plaintiff's allegations that Michaels and the individual defendants misrepresented or failed to disclose material information concerning the financial condition of Michaels, its operations and prospects and that the value of Michaels Common Stock was artificially inflated as a result of such misrepresentations or failures to disclose. Each of the Class Action Suits seeks compensatory damages and reimbursement for the plaintiffs' fees and expenses. The Company believes the Class Action Suits are without merit and intends to vigorously defend this litigation.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 11 - Computation of Earnings Per Common Share for the Three Months Ended October 29, 1995.

     Exhibit 27 - Financial Data Schedule

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



MICHAELS STORES, INC.


By:  /s/ R. Don Morris
    ------------------
    R. Don Morris
    Executive Vice President and
    Chief Financial Officer
    (Principal Financial Officer)



Dated: December 13, 1995

                                 EXHIBIT INDEX

EXHIBIT NUMBER              DESCRIPTION                      PAGE

11                    Computation of Earnings Per Common
                      Share for The Three Months Ended
                      October 29, 1995.

27                    Financial Data Schedule

                                                               EXHIBIT 11
                             MICHAELS STORES, INC.

                    Computation of Earnings Per Common Share
                      Three Months Ended October 29, 1995
                                  (Unaudited)

                                                        Weighted
                                                         Average
                                                       Outstanding
                                                    Equivalent Shares
                                                  ---------------------
                                    Total                        Fully
                                  Outstanding     Primary       Diluted
                                  -----------     -------       -------
Outstanding at beginning
  of quarter                       21,293,759   21,293,759     21,293,759

Shares issued (cancelled)
  during quarter                      (61,564)     (20,036)       (20,036)
                                                ----------     ----------

Weighted average outstanding
  shares                                        21,273,723     21,273,723

Common Equivalent Shares:
  Dilutive shares attributable
  to stock options (computed
  by the treasury stock
  method)                                           63,140         63,140
                                   ----------   ----------     ----------
Total outstanding shares           21,232,195   21,336,863     21,336,863
                                   ==========   ==========     ==========

Earnings per common and
  common equivalent share                             $.14           $.14
                                                      ====           ====
