Form 10-K405
period 1996-01-28
MICHAELS STORES INC
filed 1996-04-29
CIK 740670

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)
/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934 (FEE REQUIRED)
                            FOR THE FISCAL YEAR ENDED JANUARY 28, 1996
                                                OR
/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

   For the transition period from ___________________ to ___________________

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __
    As of April 26, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $367,922,957, based on the closing price of the Registrant's Common Stock on such date, $18 7/8, as reported on the NASDAQ National Market System.

    As of April 26, 1996, 23,506,960 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Shareholders for the year ended January 28, 1996 are incorporated by reference into Part II of this report, and portions of the Proxy Statement for the Annual Meeting of Shareholders of the Registrant to be held during 1996 are incorporated by reference into Part III of this report.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

    With approximately $1.3 billion in sales, Michaels Stores, Inc. (the "Company") is the nation's largest retailer dedicated to serving the arts, crafts and decorative items marketplace. The Company's Michaels stores offer a wide selection of competitively priced items, including general crafts, home decor items, picture framing materials and services, art and hobby supplies, party supplies, silk and dried flowers, wearable art, and seasonal and holiday merchandise. The Company's primary customers in its stores are women aged 25-54 with above average median household incomes, and the Company believes that repeat customers account for a substantial portion of its sales. The average sale in the Company's Michaels stores has increased annually from approximately $12.00 in fiscal 1991 to $14.44 in fiscal 1995, due in part to increased sales of custom framing, custom floral arrangements and home decor items.

    In March 1995, the Company acquired Aaron Brothers, Inc. ("Aaron Brothers"), a chain of specialty framing and art supply stores operating primarily in California, that management believes both complements the Michaels store concept and further strengthens the Company's position in Southern California. The Company's Aaron Brothers stores offer professional custom framing services, photo frames, and a full line of ready made frames as well as a wide selection of art supplies. During fiscal 1995, Aaron Brothers generated sales of $53.9 million. The average sale in the Company's Aaron Brothers stores is approximately $23.94.

    The Company operates 446 Michaels stores and 68 Aaron Brothers stores in 44 states, Puerto Rico and Canada. The Company's Michaels stores average approximately 16,000 square feet of selling space and offer an assortment of approximately 44,000 stock keeping units ("SKUs") in a typical store during the course of a year (including seasonal product), of which approximately 31,000 SKUs are "planogrammed" SKUs offered at all times. The Company's Aaron Brothers stores average approximately 6,700 square feet of selling space and offer an assortment of approximately 6,500 SKUs. For fiscal 1995, the average sales of the Company's Michaels and Aaron Brothers stores open for the full fiscal year were $3.0 million and $0.9 million, respectively.

    The Company believes it is well positioned to continue to solidify its position as the dominant nationwide specialty arts, crafts and decorative items retailer and to increase its return on invested capital through its business strategies of (i) offering a broad selection of products in an appealing store environment that emphasizes superior customer service, (ii) effectively managing its investment in inventory through centralized purchasing and distribution combined with significant investment in management information systems, and
(iii) continuing to expand its nationwide presence.

MERCHANDISING AND MARKETING

    The Company's Michaels store merchandising strategy is to provide a broad selection of products in an appealing store environment which emphasizes superior customer service.

    PRODUCT SELECTION

    In   general,  each  Michaels  store  offers   products  from  a  number  of
departments. Most of the departments offer essentially the same type of merchandise throughout the year, although the products may vary from season to season. The merchandise offered by the major departments is as follows:

    - General craft materials, including those for stenciling, doll making, jewelry making, woodworking, wall decor, tole painting, and plaster;

    - Items for personalizing home decor, including vases, containers, baskets, candles, potpourri, accent furniture, lamps, candleholders and gifts;

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

    - Silk flowers, dried flowers and artificial plants sold separately or in ready-made and custom floral arrangements, all accessories needed for floral arranging, wedding millinery, and other floral items such as wreaths;

    - Wearable art, including adult's and children's garments, fabric paints, embellishments, jewels and sequins, transfers and appliques;

    - Ribbon, including satins, laces, florals and other styles sold both in bolts and by the yard.

    In addition to the basic departments described above, the Company regularly features seasonal merchandise. Seasonal merchandise is ordered for several holiday periods, including Valentine's Day, Easter, Mother's Day, Halloween and Thanksgiving, in addition to the Christmas season. For example, seasonal merchandise for the Christmas season includes trees, wreaths, candles, lights and ornaments.

    The Company is adding a home decor do-it-yourself fabric program in approximately 40 Michaels stores which complements the Company's core strategy. In addition, Michaels has successfully added a new wedding invitation business and a wedding equipment rental business.

    The following table shows Michaels' sales by department as a percent of total sales for fiscal 1995, 1994 and 1993:

                                                                                                   PERCENT OF SALES
                                                                                         -------------------------------------
DEPARTMENT                                                                                  1995         1994         1993
- ---------------------------------------------------------------------------------------  -----------  -----------  -----------
Silk and dried flowers and plants......................................................         22%          22%          21%
General craft materials and wearable art...............................................         17           20           21
Picture framing........................................................................         16           15           15
Home decor, seasonal and promotional items.............................................         15           14           14
Fine art materials.....................................................................         11           10           11
Hobby, party, needlecraft, ribbon and all other........................................         19           19           18
                                                                                               ---          ---          ---
    Total..............................................................................        100%         100%         100%
                                                                                               ---          ---          ---
                                                                                               ---          ---          ---

    During the Christmas selling season, up to 25% of floor and shelf space in a typical store is devoted to Christmas crafts, Christmas decorating and gift making merchandise. Because of the project-oriented nature of these products, the Company's peak Christmas selling season extends from October through December. Accordingly, a fully developed seasonal merchandising program, including inventory, merchandise layout and instructional ideas, is implemented in each Michaels store beginning in July of each year. This program requires additional inventory accumulation so that each store is fully stocked during the peak season. Sales of all merchandise typically increase during the Christmas selling season because of increased customer traffic. The Company believes that merchandise centered around other traditional holidays, such as Valentine's Day, Easter and Halloween, is becoming more popular and is a growing contributor to sales.

    The Michaels selling floor strategy is developed centrally and implemented at the store level through the use of "planograms" which provide store managers with detailed descriptions and illustrations with respect to store layout and merchandise presentation. Planograms are also used to cluster various products which can be combined to create individual projects.

    Aaron Brothers stores offer professional custom framing services, photo frames, and a full line of ready made frames as well as a wide selection of art supplies. The Company's merchandising strategy for its Aaron Brothers stores is to provide competitively priced superior custom framing services and selection, with a five business day guarantee or the frame is free. In addition, Aaron Brothers strives to provide a fashion forward merchandise selection in an appealing environment with superior customer service.

    CUSTOMER SERVICE

    The Company believes that customer service is critically important to its merchandising strategy. Many of the craft supplies sold in Michaels stores can be assembled into unique end-products with an appropriate amount of guidance and direction. Accordingly, Michaels has hundreds of displays in every store in an effort to stimulate new project ideas, and supplies project sheets with detailed instructions on how to assemble the products. In addition, many Michaels sales associates are craft enthusiasts who are able to help customers with ideas and instructions. The Company also offers free demonstrations and inexpensive classes in stores as a means of promoting new craft ideas. Michaels believes that the in-store "how-to" demonstrations, instructional classes, knowledgeable sales associates, and customer focus groups have allowed the Company to better understand and serve its customers.

    ADVERTISING

    The Company believes that its advertising promotes art, craft, floral, framing and home decor ideas among its customers. The Company focuses on circular and newspaper advertising. The Company has found full-color circular advertising, primarily as an insert to newspapers but also through direct mail or on display within its stores, to be the most effective medium of advertising. Such circulars advertise numerous products in order to emphasize the wide selection of products available at Michaels stores. The Company believes that its ability to advertise through circulars and newspapers approximately once a week in each of its markets provides the Company with an advantage over its smaller competitors.

    Generally, the Company has limited television advertising to network television in those major markets in which it has clusters of Michaels stores or in which it is adding new stores. From time to time, Michaels' marketing program has included advertising campaigns on certain national cable television networks, among them The Discovery Channel-TM-, Lifetime Television, and USA Network-Registered Trademark-. A significant portion of the cost of these advertising campaigns were underwritten by vendors in 1994 and 1995. These programs have coordinated television advertising and circular advertisements together with project booklets, in-store demonstrations, and new point-of-sale techniques.

PURCHASING, DISTRIBUTION AND INVENTORY MANAGEMENT

    To enhance its competitive positioning the Company is actively pursuing improvements throughout its supply chain. These improvements are intended to minimize the investment in inventory necessary to support the Company's sales growth objectives, maximize its stores' in-stock position, and improve the cost-effectiveness of the delivery of goods from its vendors to its stores.

    PURCHASING AND DISTRIBUTION

    The Company utilizes a centralized purchasing and distribution strategy to manage its inventory. The Company's purchasing strategy is to negotiate centrally with its vendors in order to take advantage of volume purchasing discounts and improve control over product mix and inventory. In excess of 90% of the merchandise acquired by the stores is from vendors on the Company's "approved list." Of this merchandise, approximately one-half is received from the Company's distribution centers and one-half is received directly from vendors. In addition, most stores have the flexibility to purchase from 2% to 5% of their merchandise directly from local vendors, which allows the store managers to tailor the products offered in their stores to local tastes and trends. District managers are responsible for monitoring store purchases on a weekly basis to further manage the stores' merchandise needs.

    The Company believes that its distribution capabilities allow it to maintain a high in-stock position in its stores while balancing its overall inventory position. The Company believes its distribution network is a competitive advantage and it intends to increase the flow of goods through its distribution centers and thereby reduce its supply chain costs and more effectively manage its investment in inventories. The Company currently operates four distribution centers which supply the Michaels stores with certain merchandise, including substantially all seasonal and promotional items. The Company's distribution centers are located in Texas, California, Kentucky, and Florida. The Company also utilizes a third-party warehouse in Oregon which allows the Company to store bulk purchases of seasonal and promotional merchandise prior to distribution and operates a secondary bulk storage facility in Arizona. Michaels stores receive deliveries from the distribution centers generally once a week (twice a week during the Christmas selling season) through an internal distribution network using hired trucks.

    To improve its capacity and efficiency, the Company is relocating its Texas distribution center within the Dallas/Fort Worth area during the summer of 1996 at a total cost of $21 million, of which $14 million is covered by an operating lease and $7 million will be paid as a capital expenditure in fiscal 1996 by the Company. (The leases on the Company's current Texas facilities expire in January 1997.) The Florida distribution center, which opened during 1995, and the new Texas facility give the Company considerable flexibility and capacity in meeting its distribution needs.

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

    Aaron Brothers purchases all of its merchandise centrally. Aaron Brothers operates a 126,000 square foot distribution center located in the City of Commerce, California that currently serves all of its stores. Approximately 60% of the store stock is shipped directly from the Aaron Brothers distribution center, with the remaining 40% being shipped directly from the vendors. Aaron Brothers systematically replenishes each of its stores automatically on a weekly basis.

    INVENTORY MANAGEMENT

    The Company's primary objectives for inventory management are maximizing the efficiency of the flow of product to the stores, maximizing store in-stock position, improving store efficiency, and optimizing overall investment in inventory. The Company manages its inventory in several ways, including: weekly tracking of the "open-to-buy" status for each of several sources of inventory flow to the stores; the use of planograms with "order point/order quantity" information to control the reorder for each SKU; the review of item-level sales information in order to track the sell-through of seasonal and promotional items and to plan its assortments; and the use of management incentive plans that are linked to the achievement of inventory goals. The data that the Company is obtaining from its new point-of-sale ("POS") system is an integral component in the inventory management process. In addition, inventories are verified through physical counts conducted throughout the year generally in groups of 30 to 40 stores and a complete physical count in all stores as close as practicable to year-end.

STORE OPERATIONS

    The Company's 446 Michaels stores average approximately 16,000 square feet of selling space. The Company's 68 Aaron Brothers stores average approximately 6,700 square feet of selling space. Net sales for fiscal 1995 averaged approximately $3.0 million per store for Michaels stores open the entire fiscal year and $188 per square foot of selling space, and averaged approximately $0.9 million per store for Aaron Brothers stores open the entire fiscal year and $137 per square foot of selling space. Store sites are selected based upon meeting certain economic, demographic and traffic criteria or for clustering stores in markets where certain operating efficiencies can be achieved. The Michaels and Aaron Brothers stores currently in operation are located primarily in strip shopping centers in areas with easy access and ample parking.

    Typically, a Michaels store is managed by a store manager and one to three assistant store managers, depending on the sales volume of the store. Michaels' field organization is headed by an executive vice president and is divided into four geographic zones. Each zone has its own vice president, operations manager, merchandise manager, and eight or nine district managers. There are a total of 35 districts. The Company believes this organizational structure enhances the communication among the individual stores and between the stores and corporate headquarters. In addition, the Company believes that the training and experience of its managers and assistant managers are vital to the success of its stores, and therefore conducts training programs for such personnel.

STORE EXPANSION

    Having achieved its objective of becoming the largest national retailer in the arts, crafts and decorative items industry, the Company has shifted its focus towards achieving improved operational efficiencies, resulting in higher returns on its invested capital. Accordingly, having grown sales and store locations (excluding Aaron Brothers) at compounded annual rates of 32% and 33%, respectively, over the past four fiscal years, Michaels has moderated its internal store growth target to 15% per annum over the longer term. However, in 1996 the Company currently anticipates opening only 12 to 15 new Michaels stores and five to ten new Aaron Brothers stores. The slower growth in 1996 will allow the Company to invest its resources to complete its POS system rollout, expand its distribution capacity and enhance its inventory management systems. The Company currently anticipates opening approximately 50 to 55 new Michaels stores during fiscal 1997.

    The Company's expansion strategy is to give priority to adding stores in existing markets in order to enhance economies of scale associated with advertising, distribution, field supervision, and other regional expenses.
Management believes that few of its existing markets are saturated and that there are attractive new markets available to the Company. The anticipated development of Michaels and Aaron Brothers stores in 1996 and the rate at which stores are developed thereafter will depend upon a number of factors, including the success of existing Michaels and Aaron Brothers stores, the availability and the cost of capital for expansion, the availability of suitable store sites, the availability of suitable acquisition candidates, and the ability to hire and train qualified managers. The Company intends to continue to review acquisition opportunities in existing and new markets. The Company has no arrangements or understandings pending with respect to any acquisitions.

    Michaels has developed a standardized procedure which allows for the efficient opening of new stores and their integration into the Company's information and distribution systems. Michaels develops the floor plan and inventory layout, and organizes the advertising and promotions in connection with the opening of each new store. In addition, Michaels maintains a qualified store opening staff to provide new store personnel with in-store training. Accordingly, Michaels generally opens new stores during the period from February through October because new store personnel require significant in-store training prior to entering the Christmas selling season. The Company anticipates developing a similar process for opening new Aaron Brothers stores.

    Costs for opening stores at particular locations depend upon the type of building and general cost levels in the area. In fiscal 1995, the average net cost to the Company of opening a new Michaels store was approximately $530,000, which included leasehold improvements, furniture, fixtures and equipment, and pre-opening expenses. The initial inventory investment associated with each new Michaels store in fiscal 1995 was approximately $450,000 to $650,000 depending on the store size, operating format and the time of year in which the store was opened. The initial inventory investment in new Michaels stores is offset, in part, by extended vendor terms and allowances.

INVESTMENT IN INFORMATION TECHNOLOGY

    Recognizing the increasingly competitive nature of retailing in general and the need for productivity improvements through technology, the Company decided to accelerate its POS system rollout and to implement item level scanning for the majority of the Company's product. The Company believes that the extent of its investment in POS technology is unique in the arts and crafts industry, and that this initiative is likely to provide it with a competitive advantage in the future. The Company expects the POS system, which is presently installed in more than 240 stores, to be in substantially all Michaels stores by the end of July 1996. The Company believes the information obtained from item level scanning through the new POS system will enable it to identify important trends to assist it in managing its inventory by facilitating the elimination of less profitable SKUs, increasing the in-stock level of more popular SKUs, assisting in the analysis of product margins, and generating data for advertising cost/benefit evaluations. The Company believes that the POS system will also allow Michaels to provide better customer service by increasing the speed and accuracy of register check out, enabling the more rapid restocking of items, and enabling the seamless repricing of sale items. The Company will finance this new POS system through a $25 million capital lease with IBM Credit Corporation at an interest rate of approximately 8%.

COMPETITION

    Michaels is the largest nationwide retailer dedicated to serving the arts and crafts marketplace. The specialty arts, crafts and decorative item retail business is highly competitive. Michaels competes primarily with regional and local merchants that tend to specialize in particular aspects of arts and crafts, and mass merchandisers that typically dedicate a portion of their selling space to a limited selection of arts, crafts, picture framing and seasonal products. The Company believes that its Michaels stores compete based on quality and variety of merchandise assortment, customer service, such as instructional demonstrations, and competitive pricing where appropriate. The Company believes the combination of its broad selection of products, emphasis on customer service, loyal customer base, and capacity to advertise frequently in all of its markets provides the Company with a competitive advantage.

    The U.S. arts, crafts and decorative items retailing industry, which is estimated by trade publications to have exceeded $10.8 billion in sales in fiscal 1995, has increased in size each year since 1990 when industry sales totaled $6.0 billion. The industry is highly fragmented and Michaels is the only nationwide independent arts and crafts retailer. Management believes that there are only a few competitors with arts and crafts sales that exceed $200 million annually, and that the Company's arts and crafts sales are more than four times larger than those of its largest direct competitor. The Company believes that its significant size relative to its competitors provides it with several advantages including (i) superior purchasing power,(ii) critical mass to support a cost efficient nationwide distribution network, and (iii) the financial resources to support an annual advertising budget of approximately 5% of sales ($63 million in fiscal 1995), and significant ongoing capital investments in information technology.

    Michaels' primary competitors include Hobby Lobby, a chain based in Oklahoma City which operates approximately 100 stores primarily in the southwestern United States; MJ Designs, a chain which operates approximately 62 stores in Dallas/Fort Worth, Baltimore/Washington, D.C. and selected other east coast markets; and A.C. Moore, a chain which operates approximately 20 stores in the Philadelphia and New York markets. The Company also competes, to a lesser degree, with Frank's Nursery (owned by General Host), Old America Stores and Garden Ridge Pottery.

    Aaron Brothers' competition is composed primarily of local independent custom frame shops, and mass merchandisers. Aaron Brothers believes it remains competitive due to its five day guarantee on custom frame orders, its pricing structure, its fashion forward merchandising assortments, and its customer service.

SERVICE AND TRADE MARKS

    The name "Michaels" and the Michaels logo are both federally registered service marks held by an affiliate of the Company. The name "Aaron Brothers" and the Aaron Brothers logo are federally registered trademarks.

FRANCHISES

    The Company had previously granted to Dupey Management Corporation ("DMC") the right to open royalty-free, licensed Michaels stores in an eight-county area in north Texas which includes the Dallas-Fort Worth area. As a result of a recent agreement between the Company and DMC, DMC will relinquish its right to use the Michaels name on March 31, 1997.

EMPLOYEES

    As of April 15, 1996, approximately 19,330 persons were employed by the Company, approximately 10,330 of whom were employed on a part-time basis. The number of part-time employees is substantially increased during the Christmas selling season. Of the Company's full-time employees, approximately 1,310 are engaged in various executive, operating, training and administrative functions in the Company's corporate office and distribution centers, and the remainder are engaged in store operations.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                   AGE      POSITION
- ---------------------------------      ---      ----------------------------------------------------------------------
Sam Wyly                                   61   Chairman of the Board of Directors
Charles J. Wyly, Jr.                       62   Vice Chairman of the Board of Directors
R. Michael Rouleau                         57   Chief Executive Officer
Douglas B. Sullivan                        45   President and Chief Operating Officer
R. Don Morris                              56   Executive Vice President and Chief Financial Officer
David E. Bolen                             44   Executive Vice President
Rex A. Rambo                               54   Executive Vice President-Merchandising/Marketing
Kristen L. Magnuson                        40   Vice President-Finance and Business Planning
Donald R. Miller, Jr.                      41   Vice President-Market Development
John H. Rittenhouse                        39   Vice President-Distribution
Colby H. Springer                          48   Vice President-Information Services

    Mr. Sam Wyly has served as Chairman of the Board since 1984. In 1963, Mr. Wyly founded University Computing Company, a computer software and services company, and served as President or Chairman from 1963 until February 1979. Mr. Wyly co-founded Earth Resources Company, an oil refining and silver and gold mining company, and served as its Executive Committee Chairman from 1968 to 1980. Mr. Wyly and his brother, Charles J. Wyly, Jr., bought the 20 restaurant Bonanza Steakhouse chain in 1967. While he served as Chairman, the restaurant chain grew to approximately 600 restaurants by 1989. Mr. Wyly co-founded Sterling Software, Inc. in 1981 and since that time has served as Chairman of the Board and a director. Mr Wyly serves as President of Maverick Capital, Ltd., an investment fund management company, and has served as a director of Sterling Commerce, Inc. since December 1995. Sam Wyly is the father of Evan A. Wyly, a director of the Company.

    Mr. Charles J. Wyly, Jr. became a director of the Company in October 1984 and Vice Chairman in February 1985. He co-founded Sterling Software, Inc. in 1981 and since such time has served as a director and (since November 1984) as Vice Chairman of Sterling Software, Inc. Mr. Wyly served as an officer and director of University Computing Company from 1964 to 1975, including President from 1969 to 1973. From 1968 to 1980, Mr. Wyly served as Chairman of the Board of Earth Resources Company, an oil refining and silver and gold mining company which he co-founded with his brother, Sam Wyly. Mr. Wyly served as Vice Chairman of the Bonanza Steakhouse chain from 1967 to 1989.

Mr. Wyly serves as Chairman of Maverick Capital Ltd., an investment fund management company, and has served as a director of Sterling Commerce, Inc. since December 1995. Charles J. Wyly, Jr. is the father-in-law of Donald R. Miller, Jr., a director and Vice President-Market Development of the Company.

    Mr. Rouleau became Chief Executive Officer of the Company in April 1996. Prior to joining the Company, Mr. Rouleau had served as Executive Vice President of store operations for Lowe's Companies, Inc. since May 1992 and as President of Lowe's Contractor Yard Division since February 1995. Prior to joining Lowe's, Mr. Rouleau was a co-founder and President of Office Warehouse which subsequently merged into Office Max.

    Mr. Sullivan became President and Chief Operating Officer of the Company in August 1995. He joined the Company in 1988 and has served in a variety of capacities, including overseeing the Company's store operations, distribution, store opening, real estate, legal and personnel functions. Prior to his joining the Company, Mr. Sullivan had served with Family Dollar Stores, Inc. for 11 years, most recently as Vice President-Real Estate.

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

    Mr. Rambo has been Executive Vice President Merchandising/Marketing, with responsibility for all merchandising and marketing functions, since November 1995. Mr. Rambo joined the Company most recently from Lechmere, Inc., a retail chain, where he served as President. Prior to that he ran the Electric Avenue division for Montgomery Wards. He also worked approximately 25 years with Sears, Roebuck and Company.

    Ms. Magnuson became Vice President-Finance and Business Planning for the Company in August 1990. She was Senior Vice President-Controller, Financial and Strategic Planning, Mergers and Acquisitions, Treasury and Investments for MeraBank from March 1987 to August 1990. Prior to March 1987, Ms. Magnuson was a Senior Manager/Principal at Arthur Young & Company.

    Mr. Miller has served as Vice President-Marketing Development of the Company since November 1990 and as a director of the Company since September 1992. From September 1984 to November 1990, he was Director of Real Estate. Prior to joining the Company, Mr. Miller served in various real estate positions with Bonanza and Peoples Restaurants. Mr. Miller has served as a director of Sterling Software, Inc. since September 1993. He also serves on the Board of Directors of Xscribe Corp. Mr. Miller is the son-in-law of Charles J. Wyly, Jr., Vice Chairman of the Company.

    Mr. Rittenhouse joined the Company as Vice President-Distribution in January 1995. For the previous eight years he had served with Target Stores, a division of Dayton Hudson Corporation, as Director of Distribution. Prior to that he held various positions with Southland Corporation.

    Mr. Springer has been Vice President-Information Services since November 1995. From 1993 to November 1995 he was Vice President-Information Services with Blockbuster Entertainment Corporation. Prior to that he was Vice President of Management Information Systems with Pearle Vision, Incorporated.

ITEM 2.  PROPERTIES.

    The Company's Michaels stores generally are situated in strip shopping centers located near malls and on well-traveled roads. Almost all stores are in leased premises with lease terms generally ranging from five to ten years. The base rental rates generally range from $85,000 to $235,000 per year. Rental expense for stores open during the full 12-month period of fiscal 1995 averaged $156,000. The leases are generally renewable, with increases in lease rental rates. A majority of the existing leases contain provisions pursuant to which the lessor has provided leasehold improvements to prepare for opening. However, the Company has been paying and anticipates continuing to pay for a larger portion of future improvements directly as opposed to financing them through the lessor.

    The Company's Aaron Brothers stores are generally located in high visibility strip shopping centers in trade areas having a high density of population and above average discretionary income. The locations typically contain high profile and/or complementary anchor stores. As of this date, all current stores are located in leased properties with lease terms generally ranging from five to ten years with options to renew. Rental expense for stores opened the full 12-month period of fiscal 1995 averaged approximately $105,000.

    The following table indicates the number of the Company's stores located in each state or province as of April 25, 1996:

STATE                                  NUMBER OF STORES
- ------------------------------------  -------------------
Alabama.............................               5
Alaska..............................               1
Arizona.............................              17*
Arkansas............................               3
British Columbia....................               1
California..........................             144*
Colorado............................               9
Connecticut.........................               1
Florida.............................              22
Georgia.............................              19
Idaho...............................               2
Illinois............................              22
Indiana.............................               9
Iowa................................               6
Kansas..............................               4
Kentucky............................               3
Louisiana...........................               4
Maine...............................               2
Maryland............................               1
Massachusetts.......................              10
Michigan............................              16
Minnesota...........................               9
Mississippi.........................               1
Missouri............................              11
Nebraska............................               1

STATE                                  NUMBER OF STORES
- ------------------------------------  -------------------
Nevada..............................               6*
New Hampshire.......................               2
New Jersey..........................               7
New Mexico..........................               3
New York............................              11
North Carolina......................              14
North Dakota........................               1
Ohio................................              21
Oklahoma............................               7
Ontario.............................              15
Oregon..............................              10
Pennsylvania........................               9
Puerto Rico.........................               3
Rhode Island........................               1
South Carolina......................               4
Tennessee...........................               9
Texas...............................              35
Utah................................               4
Virginia............................               8
Washington..........................              13
West Virginia.......................               1
Wisconsin...........................               7
                                                 ---
    Total...........................             514

     *Of  the store  counts indicated in  Arizona, California  and Nevada, Aaron
      Brothers accounts for 3, 63 and 2 stores, respectively.

    The Company leases a 210,000 square foot building in Irving, Texas for use as a distribution center and as the Company's corporate headquarters. In addition it leases four nearby facilities for supplemental warehouse and office space. During 1995 the Company entered into lease agreements to relocate its Irving distribution center and office space. A lease was entered into and construction was started on a 426,000 square foot distribution facility at the Alliance Airport in Tarrant County, Texas. In addition, a lease was entered into for a 136,000 square foot building in Irving, Texas, to which the

Company will relocate its corporate offices. The move of the distribution center and corporate offices is scheduled for mid 1996. Michaels also leases a 400,000 square foot building in Buena Park, California, a 350,000 square foot building in Lexington, Kentucky, and a 500,000 square foot facility in Jacksonville, Florida, all of which are used as distribution centers. Aaron Brothers leases a 126,000 square foot building in City of Commerce, California, for use as a distribution center and office facility.

ITEM 3.  LEGAL PROCEEDINGS.

    In August 1995, two lawsuits were filed by certain security holders against the Company and certain present and former officers and directors seeking class action status on behalf of purchasers of the Company's Common Stock between February 1, 1995 and August 23, 1995. Among other things, the plaintiffs allege that misstatements and omissions by defendants relating to projected and historical operating results, inventory and other matters involving future plans resulted in an inflation of the prices of the Company's Common Stock. The plaintiffs seek on behalf of the purported class an unspecified amount of compensatory damages and reimbursement for the plaintiffs' fees and expenses. The United States District Court for the Northern District of Texas consolidated the two lawsuits on November 16, 1995. The Company and the individual defendants have filed a motion to dismiss the consolidated, amended complaint. The court has not yet ruled on this motion. Discovery related to both class certification issues and the merits of plaintiffs' claims has been stayed pending resolution of defendants' motion to dismiss. The Company believes the claims are without merit and intends to vigorously defend this action.

    The Company is a defendant from time to time in lawsuits incidental to its business. Based on currently available information, the Company believes that resolution of all known contingencies, including the security holder litigation described above, would not have a material adverse impact on the Company's financial position. However, there can be no assurance that future costs would not be material to results of operations of the Company for a particular future period. In addition, the Company's estimates of future costs are subject to change as events evolve and additional information becomes available during the course of litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

    Since September 3, 1991, the Common Stock has been quoted through the NASDAQ National Market System under the symbol "MIKE". From December 10, 1986 until September 3, 1991, the Common Stock was traded on the American Stock Exchange. The Company's Common Stock began trading in the over-the-counter market in May 1984 and was quoted through the NASDAQ National Market System from May 21, 1985 until December 10, 1986.

    The following table sets forth the high and low sales prices of the Company's Common Stock for each quarterly period within the two most recent fiscal years.

FISCAL 1995                                                           HIGH        LOW
- ------------------------------------------------------------------  ---------  ---------
First.............................................................  $  37 1/2  $  27 3/4
Second............................................................     32 3/4     20 3/4
Third.............................................................     25 3/4         11
Fourth............................................................         18     11 3/8


FISCAL 1994                                                           HIGH        LOW
- ------------------------------------------------------------------  ---------  ---------
First.............................................................  $  44 3/4  $      31
Second............................................................     46 1/2     30 1/2
Third.............................................................         45     29 1/2
Fourth............................................................     45 3/4     32 1/4

    On April 26, 1996, the last reported sale price of the Common Stock on the NASDAQ National Market System was $18 7/8, and as of such date there were approximately 1,232 holders of record of the Common Stock.

    The Company's present plan is to retain earnings for the foreseeable future for use in the Company's business and the financing of its growth. The Company did not pay any dividends on its Common Stock during fiscal 1994 and 1995.

ITEM 6.  SELECTED FINANCIAL DATA.

    The selected financial information required by this item is included in the Company's 1995 Annual Report to Shareholders (the "1995 Annual Report") under the heading "Financial Highlights." Such information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information required by this item is included in the Company's 1995 Annual Report on pages 9 through 11 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements and supplementary data required by this item are included in this Annual Report on Form 10-K, or are included in the Company's 1995 Annual Report and are incorporated herein by reference, as indicated in the following Index to Financial Statements.

INDEX TO FINANCIAL STATEMENTS AND                                                                      1995 ANNUAL
FINANCIAL STATEMENT SCHEDULES                                                                          REPORT PAGE
- ----------------------------------------------------------------------------------------------------  -------------
Report of Independent Auditors                                                                                 19
Consolidated Balance Sheets at January 28, 1996 and January 29, 1995                                           12
Consolidated Statements of Operations for the fiscal years ended
 January 28, 1996, January 29, 1995 and January 30, 1994                                                       13
Consolidated Statements of Cash Flows for the fiscal years ended January 28, 1996, January 29, 1995
 and January 30, 1994                                                                                          14
Consolidated Statements of Shareholders' Equity for the fiscal years ended January 28, 1996, January
 29, 1995 and January 30, 1994                                                                                 15
Notes to Consolidated Financial Statements                                                                  15-18

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information concerning the directors of the Company is set forth in the Proxy Statement to be delivered to shareholders in connection with the Company's Annual Meeting of Shareholders to be held on June 11, 1996 (the "Proxy Statement") under the heading "Election of Directors," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading: "Executive Officers of the Registrant" in Item 1 of this report, which information is incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the heading "Certain Transactions," which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

    (b) Reports of Form 8-K:

    No report on Form 8-K was filed on behalf of the Registrant during the last quarter of the period covered by this report.

    (c) Exhibits:

      2.1         --  Agreement and Plan of Merger, dated as of May 10, 1994, among Michaels Stores,
                      Inc., LWA Acquisition Corporation and Leewards Creative Crafts, Inc. (13)
      2.2         --  First Amendment to Agreement and Plan of Merger dated as of June 2, 1994 among
                      Michaels Stores, Inc., LWA Acquisition Corporation and Leewards Creative Crafts,
                      Inc. (14)

      2.3         --  Stock Purchase Agreement, dated as of February 16, 1994, among Michaels Stores,
                      Inc., Treasure House Stores, Inc. and the stockholders of Treasure House Stores,
                      Inc. (15)
      2.4         --  Amendment No. 1 to Stock Purchase Agreement (15)
      2.5         --  Agreement and Plan of Merger, dated as of March 3, 1994, among Michaels Stores,
                      Inc. and the other parties listed therein. (13)
      2.6         --  Amendment No. 1 to Agreement and Plan of Merger, dated as of March 31, 1994, among Michaels Stores, Inc. and the other parties listed therein. (13)
      2.7         --  Stock Purchase Agreement, dated as of March 8, 1995, among Aaron Brothers
                      Holdings, Inc., ABAM Investors Limited Partnership, and Michaels Stores, Inc.
                      (16)
      3.1         --  Bylaws of the Registrant, as amended and restated. (16)
      3.2         --  Restated Certificate of Incorporation of the Registrant. (3)
      4.1         --  Form of Common Stock Certificate. (4)
      4.2         --  Common Stock and Warrant Agreement dated as of October 16, 1984 between Michaels
                      Stores, Inc. and Peoples Restaurants, Inc., including form of Warrant. (10)
      4.3         --  First Amendment to Common Stock and Warrant Agreement dated October 31, 1984 between the First Dallas Group, Ltd. and Michaels Stores, Inc. (10)
      4.4         --  Second Amendment to Common Stock and Warrant Agreement dated November 28, 1984 between First Dallas Investments-Michaels I, Ltd. and Michaels Stores, Inc. (10)
      4.5         --  Third Amendment to Common Stock and Warrant Agreement dated February 27, 1985 between First Dallas Investments-Michaels I, Ltd., The First Dallas Group, Ltd.,
                      Sam Wyly, Charles J. Wyly, Jr. and Michaels Stores, Inc. (2)
      4.6         --  Indenture, dated as of January 22, 1993, between Michaels Stores, Inc. and
                      NationsBank of Texas, N.A., as Trustee, including the form of 4 3/4%/6 3/4%
                      Step-up Convertible Subordinated Note included therein. (10)
      4.7         --  Stock Purchase Agreement entered into as of March 27, 1996 between Michaels
                      Stores, Inc. and Qualye Limited. (1)
      4.8         --  Stock Purchase Agreement entered into as of March 27, 1996 between Michaels
                      Stores, Inc. and Locke Limited. (1)
      4.9         --  Stock Purchase Agreement entered into as of March 27, 1996 between Michaels
                      Stores, Inc. and Fugue Limited. (1)
     10.1         --  Michaels Stores, Inc. Employees 401(k) Plan. (8)
     10.2         --  Michaels Stores, Inc. Employees 401(k) Trust. (6)
     10.3         --  Form of Indemnity Agreement between Michaels Stores, Inc. and certain officers and directors of the Registrant. (10)
     10.4         --  Form of Employment Agreement between Michaels Stores, Inc. and certain directors of the Registrant. (7)(12)
     10.5         --  Form of Consulting Agreement between Michaels Stores, Inc. and certain directors of the Registrant.(7)(12)
     10.6         --  Form of Employment Agreement between Michaels Stores, Inc. and certain key executives of the Registrant.(7)(12)
     10.7         --  Michaels Stores, Inc. Employees Stock Purchase Plan.(9)
     10.8         --  Michaels Stores, Inc. Key Employee Stock Compensation Program, as amended effective January 25, 1992.(3)(12)

     10.9         --  Michaels Stores, Inc. 1992 Non-Statutory Stock Option Plan dated August 1,
                      1992.(3)(12)
    10.10         --  Form of Non-Statutory Stock Option Agreement covering options granted to certain directors and consultants of the Company other than pursuant to the Michaels
                      Stores, Inc. Key Employee Stock Compensation Program and the Michaels Stores,
                      Inc. 1992 Non-Statutory Stock Option Plan.(10)(12)
    10.11         --  Credit Agreement dated April 29, 1994, between Michaels Stores, Inc. and
                      NationsBank of Texas, N.A. (the "Credit Agreement")(8)
    10.12         --  First Amendment to Credit Agreement dated April 26, 1995.(16)
    10.13         --  Second Amendment to Credit Agreement dated as of September 1, 1995.(17)
    10.14         --  Third Amendment to Credit Agreement dated as of February 12, 1996.(1)
    10.15         --  Fourth Amendment to Credit Agreement dated as of March 4, 1996.(1)
    10.16         --  Michaels Stores, Inc. 1994 Non-Statutory Stock Option Plan dated March 31,
                      1994.(16)
    10.17         --  Amended, Modified and Restated Master Lease Agreement dated as of December 18,
                      1995 between Jacksonville Funding Corporation as Lessor and Michaels Stores,
                      Inc., as Lessee. (1)
    10.18         --  Agreement dated as of January 30, 1996 by and between Michaels Stores, Inc. and
                      Jack E. Bush. (1)
    10.19         --  First Amendment to the Michaels Stores, Inc. Employees 401(k) Plan. (1)
     11           --  Computation of Earnings Per Common Share.(1)
     13           --  Portions of 1995 Annual Report to Shareholders that are incorporated by reference into Items 6, 7 and 8 of this Annual Report on Form 10-K.(1)
     21.1         --  Subsidiaries of Michaels Stores, Inc.(1)
     23           --  Consent of Ernst & Young.(1)
     27           --  Financial Data Schedule.(1)

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

(14) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 1, 1994 and incorporated herein by reference.

(15) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-3 (No. 33-52311) and incorporated herein by reference.

(16) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 29, 1995 and incorporated herein by reference.

(17) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended July 30, 1995 and incorporated herein by reference.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MICHAELS STORES, INC.

Date: April 29, 1996                      By:            /s/ SAM WYLY

                                             -----------------------------------
                                                          Sam Wyly
                                             CHAIRMAN OF THE BOARD OF DIRECTORS

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           /s/ SAM WYLY
- -----------------------------------  Chairman of the Board of    April 29, 1996
             Sam Wyly                 Directors

     /s/ CHARLES J. WYLY, JR.
- -----------------------------------  Vice Chairman of the        April 29, 1996
       Charles J. Wyly, Jr.           Board of Directors

      /s/ R. MICHAEL ROULEAU         Chief Executive Officer
- -----------------------------------   (Principal Executive       April 29, 1996
        R. Michael Rouleau            Officer)

                                     Executive Vice President
         /s/ R. DON MORRIS            and Chief Financial
- -----------------------------------   Officer (Principal         April 29, 1996
           R. Don Morris              Financial and Accounting
                                      Officer)

         /s/ EVAN A. WYLY
- -----------------------------------  Vice President and          April 29, 1996
           Evan A. Wyly               Director

- -----------------------------------  Director
           F. Jay Taylor

- -----------------------------------  Director
         Richard E. Hanlon

                                     Vice President-Market
- -----------------------------------   Development, and
       Donald R. Miller, Jr.          Director

       /s/ MICHAEL C. FRENCH
- -----------------------------------  Director                    April 29, 1996
         Michael C. French

                               INDEX TO EXHIBITS

                                                                                                                   SEQUENTIALLY
EXHIBIT NO.                                              DESCRIPTION OF EXHIBIT                                    NUMBERED PAGE
- -----------             ----------------------------------------------------------------------------------------  ---------------

       2.1          --  Agreement and Plan of Merger, dated as of May 10, 1994, among Michaels Stores, Inc., LWA
                        Acquisition Corporation and Leewards Creative Crafts, Inc. (13)
       2.2          --  First Amendment to Agreement and Plan of Merger dated as of June 2, 1994 among Michaels
                        Stores, Inc., LWA Acquisition Corporation and Leewards Creative Crafts, Inc. (14)
       2.3          --  Stock Purchase Agreement, dated as of February 16, 1994, among Michaels Stores, Inc.,
                        Treasure House Stores, Inc. and the stockholders of Treasure House Stores, Inc. (15)
       2.4          --  Amendment No. 1 to Stock Purchase Agreement (15)
       2.5          --  Agreement and Plan of Merger, dated as of March 3, 1994, among Michaels Stores, Inc. and the other parties listed therein. (13)
       2.6          --  Amendment No. 1 to Agreement and Plan of Merger, dated as of March 31, 1994, among
                        Michaels Stores, Inc. and the other parties listed therein. (13)
       2.7          --  Stock Purchase Agreement, dated as of March 8, 1995, among Aaron Brothers Holdings,
                        Inc., ABAM Investors Limited Partnership, and Michaels Stores, Inc. (16)
       3.1          --  Bylaws of the Registrant, as amended and restated. (16)
       3.2          --  Restated Certificate of Incorporation of the Registrant. (3)
       4.1          --  Form of Common Stock Certificate. (4)
       4.2          --  Common Stock and Warrant Agreement dated as of October 16, 1984 between Michaels Stores,
                        Inc. and Peoples Restaurants, Inc., including form of Warrant. (10)
       4.3          --  First Amendment to Common Stock and Warrant Agreement dated October 31, 1984 between the
                        First Dallas Group, Ltd. and Michaels Stores, Inc. (10)
       4.4          --  Second Amendment to Common Stock and Warrant Agreement dated November 28, 1984 between
                        First Dallas Investments-Michaels I, Ltd. and Michaels Stores, Inc. (10)
       4.5          --  Third Amendment to Common Stock and Warrant Agreement dated February 27, 1985 between
                        First Dallas Investments-Michaels I, Ltd., The First Dallas Group, Ltd., Sam Wyly,
                        Charles J. Wyly, Jr. and Michaels Stores, Inc. (2)
       4.6          --  Indenture, dated as of January 22, 1993, between Michaels Stores, Inc. and NationsBank of Texas, N.A., as Trustee, including the form of 4 3/4%/6 3/4% Step-up Convertible
                        Subordinated Note included therein. (10)
       4.7          --  Stock Purchase Agreement entered into as of March 27, 1996 between Michaels Stores, Inc.
                        and Qualye Limited. (1)
       4.8          --  Stock Purchase Agreement entered into as of March 27, 1996 between Michaels Stores, Inc.
                        and Locke Limited. (1)
       4.9          --  Stock Purchase Agreement entered into as of March 27, 1996 between Michaels Stores, Inc.
                        and Fugue Limited. (1)
      10.1          --  Michaels Stores, Inc. Employees 401(k) Plan. (8)
      10.2          --  Michaels Stores, Inc. Employees 401(k) Trust. (6)

      10.3          --  Form of Indemnity Agreement between Michaels Stores, Inc. and certain officers and directors of the Registrant. (10)
      10.4          --  Form of Employment Agreement between Michaels Stores, Inc. and certain directors of the
                        Registrant. (7)(12)
      10.5          --  Form of Consulting Agreement between Michaels Stores, Inc. and certain directors of the
                        Registrant.(7)(12)
      10.6          --  Form of Employment Agreement between Michaels Stores, Inc. and certain key executives of the Registrant.(7)(12)
      10.7          --  Michaels Stores, Inc. Employees Stock Purchase Plan.(9)
      10.8          --  Michaels Stores, Inc. Key Employee Stock Compensation Program, as amended effective
                        January 25, 1992.(3)(12)
      10.9          --  Michaels Stores, Inc. 1992 Non-Statutory Stock Option Plan dated August 1, 1992.(3)(12)
      10.10         --  Form of Non-Statutory Stock Option Agreement covering options granted to certain directors and consultants of the Company other than pursuant to the Michaels Stores,
                        Inc. Key Employee Stock Compensation Program and the Michaels Stores, Inc. 1992
                        Non-Statutory Stock Option Plan.(10)(12)
      10.11         --  Credit Agreement dated April 29, 1994, between Michaels Stores, Inc. and NationsBank of
                        Texas, N.A. (the "Credit Agreement")(8)
      10.12         --  First Amendment to Credit Agreement dated April 26, 1995.(16)
      10.13         --  Second Amendment to Credit Agreement dated as of September 1, 1995.(17)
      10.14         --  Third Amendment to Credit Agreement dated as of February 12, 1996.(1)
      10.15         --  Fourth Amendment to Credit Agreement dated as of March 4, 1996.(1)
      10.16         --  Michaels Stores, Inc. 1994 Non-Statutory Stock Option Plan dated March 31, 1994.(16)
      10.17         --  Amended, Modified and Restated Master Lease Agreement dated as of December 18, 1995 between Jacksonville Funding Corporation as Lessor and Michaels Stores, Inc., as Lessee.
                        (1)
      10.18         --  Agreement dated as of January 30, 1996 by and between Michaels Stores, Inc. and Jack E.
                        Bush. (1)
      10.19         --  First Amendment to the Michaels Stores, Inc. Employees 401(k) Plan. (1)
      11            --  Computation of Earnings Per Common Share.(1)
      13            --  Portions of 1995 Annual Report to Shareholders that are incorporated by reference into
                        Items 6, 7 and 8 of this Annual Report on Form 10-K.(1)
      21.1          --  Subsidiaries of Michaels Stores, Inc.(1)
      23            --  Consent of Ernst & Young.(1)
      27            --  Financial Data Schedule.(1)

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

(14) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 1, 1994 and incorporated herein by reference.

(15) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-3 (No. 33-52311) and incorporated herein by reference.

(16) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 29, 1995 and incorporated herein by reference.

(17) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended July 30, 1995 and incorporated herein by reference.