Form 10-K405/A
period 1996-01-28
MICHAELS STORES INC
filed 1996-05-28
CIK 740670

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

(MARK ONE)
/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934
                            FOR THE FISCAL YEAR ENDED JANUARY 28, 1996
                                                OR
/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

    As of April 26, 1996, 23,506,960 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Shareholders for the year ended January 28, 1996 are incorporated by reference into Part II of this report.

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

FRANCHISES

    The Company had previously granted to Dupey Management Corporation ("DMC") the right to open royalty-free, licensed Michaels stores in an eight-county area in north Texas which includes the Dallas-Fort Worth area. As a result of a recent agreement between the Company and DMC, DMC will relinquish its right to use the Michaels name after March 31, 1997.

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

EXECUTIVE OFFICERS OF THE COMPANY

NAME                                   AGE      POSITION
- ---------------------------------      ---      ----------------------------------------------------------------------
Sam Wyly                                   61   Chairman of the Board of Directors
Charles J. Wyly, Jr.                       62   Vice Chairman of the Board of Directors
R. Michael Rouleau                         57   Chief Executive Officer
Douglas B. Sullivan                        45   President and Chief Operating Officer
R. Don Morris                              56   Executive Vice President and Chief Financial Officer
David E. Bolen                             44   Executive Vice President
Evan A. Wyly                               34   Vice President
Rex A. Rambo                               54   Executive Vice President-Merchandising/Marketing
Kristen L. Magnuson                        40   Vice President-Finance and Business Planning
Donald R. Miller, Jr.                      41   Vice President-Market Development
John H. Rittenhouse                        39   Vice President-Distribution
Colby H. Springer                          48   Vice President-Information Services

    Mr. Sam Wyly has served as Chairman of the Board since 1984. In 1963, Mr. Wyly founded University Computing Company, a computer software and services company, and served as President or Chairman from 1963 until February 1979. Mr. Wyly co-founded Earth Resources Company, an oil refining and silver and gold mining company, and served as its Executive Committee Chairman from 1968 to 1980. Mr. Wyly and his brother, Charles J. Wyly, Jr., bought the 20 restaurant Bonanza Steakhouse chain in 1967. While he served as Chairman, the restaurant chain grew to approximately 600 restaurants by 1989. Mr. Wyly co-founded Sterling Software, Inc. in 1981 and since that time has served as Chairman of the Board and a director. Mr Wyly serves as Chairman of Maverick Capital, Ltd., an investment fund management company, and has served as a director of Sterling Commerce, Inc. since December 1995. Sam Wyly is the father of Evan A. Wyly, a director and officer of the Company.

    Mr. Charles J. Wyly, Jr. became a director of the Company in October 1984 and Vice Chairman in February 1985. He co-founded Sterling Software, Inc. in 1981 and since such time has served as a director and (since November 1984) as Vice Chairman of Sterling Software, Inc. Mr. Wyly served as an officer and director of University Computing Company from 1964 to 1975, including President from 1969 to 1973. From 1968 to 1980, Mr. Wyly served as Chairman of the Board of Earth Resources

Company, an oil refining and silver and gold mining company which he co-founded with his brother, Sam Wyly. Mr. Wyly served as Vice Chairman of the Bonanza
Steakhouse chain from 1967 to 1989. Mr. Wyly has served as a director of Sterling Commerce, Inc. since December 1995. Charles J. Wyly, Jr. is the father-in-law of Donald R. Miller, Jr., a director and Vice President-Market Development of the Company.

    Mr. Rouleau became Chief Executive Officer of the Company in April 1996. Prior to joining the Company, Mr. Rouleau had served as Executive Vice President of store operations for Lowe's Companies, Inc. since May 1992 and additionally as President of Lowe's Contractor Yard Division since February 1995. Prior to joining Lowe's, Mr. Rouleau was a co-founder and President of Office Warehouse which subsequently merged into Office Max.

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

    Mr. Evan A. Wyly became a director of the Company in September 1992 and has served as Vice President of the Company since December 1991. In June 1988, Mr. Wyly founded Premier Partners Incorporated, a private investment firm, and served as President prior to joining the Company. Mr. Wyly serves as the President of Maverick Capital Ltd., an investment fund management company. He serves as a director and Vice President of Sterling Software, Inc. Mr. Wyly serves as a director of Xscribe Corp., a high-technology information management company, and as a director of Sterling Commerce, Inc.

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

    The following table indicates the number of the Company's stores located in each state or province as of April 25, 1996:

STATE                                  NUMBER OF STORES
- ------------------------------------  -------------------
Alabama.............................               5
Alaska..............................               1
Arizona.............................              17*
Arkansas............................               3
British Columbia....................               1
California..........................             144*
Colorado............................               9
Connecticut.........................               1
Florida.............................              22
Georgia.............................              19
Idaho...............................               2
Illinois............................              22
Indiana.............................               9
Iowa................................               6
Kansas..............................               4
Kentucky............................               3
Louisiana...........................               4
Maine...............................               2
Maryland............................               1
Massachusetts.......................              10
Michigan............................              16
Minnesota...........................               9
Mississippi.........................               1
Missouri............................              11

STATE                                  NUMBER OF STORES
- ------------------------------------  -------------------
Nebraska............................               1
Nevada..............................               6*
New Hampshire.......................               2
New Jersey..........................               7
New Mexico..........................               3
New York............................              11
North Carolina......................              14
North Dakota........................               1
Ohio................................              21
Oklahoma............................               7
Ontario.............................              15
Oregon..............................              10
Pennsylvania........................               9
Puerto Rico.........................               3
Rhode Island........................               1
South Carolina......................               4
Tennessee...........................               9
Texas...............................              35
Utah................................               4
Virginia............................               8
Washington..........................              13
West Virginia.......................               1
Wisconsin...........................               7
                                                 ---
    Total...........................             514

- ------------------------
*Of the store counts indicated in Arizona, California and Nevada, Aaron Brothers accounts for 3, 63 and 2 stores, respectively.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements and supplementary data required by this item are included in the Annual Report on Form 10-K that was filed on April 29, 1996, or are included in the Company's 1995 Annual Report and are incorporated herein by reference, as indicated in the following Index to Financial Statements.

INDEX TO FINANCIAL STATEMENTS AND                                                                      1995 ANNUAL
FINANCIAL STATEMENT SCHEDULES                                                                          REPORT PAGE
- ----------------------------------------------------------------------------------------------------  -------------
Report of Independent Auditors                                                                                 19
Consolidated Balance Sheets at January 28, 1996 and January 29, 1995                                           12
Consolidated Statements of Operations for the fiscal years ended
 January 28, 1996, January 29, 1995 and January 30, 1994                                                       13
Consolidated Statements of Cash Flows for the fiscal years ended January 28, 1996, January 29, 1995
 and January 30, 1994                                                                                          14
Consolidated Statements of Shareholders' Equity for the fiscal years ended January 28, 1996, January
 29, 1995 and January 30, 1994                                                                                 15
Notes to Consolidated Financial Statements                                                                  16-18

    All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

DIRECTORS OF THE COMPANY

    The Board is presently comprised of seven members. The Board is divided into three classes, with two classes consisting of three directors and one class consisting of one director. Members of each class of directors serve for a term of three years. Each director shall serve until the Annual Meeting of Shareholders in the year in which his term expires or until his successor is elected and qualified.

    The following sets forth information as to each of the directors of the Company, including their ages, present principal occupations, other business experience during the last five years, and directorships in other publicly-held companies.

                                                                                                        YEAR TERM
          NAME                 AGE                                POSITION                               EXPIRES
- -------------------------      ---      -------------------------------------------------------------  -----------
Dr. F. Jay Taylor                  72   Director                                                             1996
Richard E. Hanlon                  48   Director                                                             1996
Evan A. Wyly                       34   Director and Vice President                                          1996
Sam Wyly                           61   Chairman of the Board of Directors                                   1997
Michael C. French                  53   Director                                                             1997
Donald R. Miller, Jr.              41   Director and Vice President - Market Development                     1997
Charles J. Wyly, Jr.               62   Vice Chairman of the Board of Directors                              1998

    Dr. Taylor became a director of the Company in June 1989. Dr. Taylor was President of Louisiana Tech University from 1962 until 1987, and has served as President - Emeritus of Louisiana Tech since 1987. Dr. Taylor also currently serves as a director of Illinois Central Railroad Corporation and Pizza Inn, Inc. and performs mediation and arbitration services as a member of The American Arbitration Association and The Federal Mediation and Conciliation Service.

    Mr. Hanlon became a director of the Company in April 1990. Since February 1995, Mr. Hanlon has been Vice President - Investor Relations of America Online, Inc., a provider of online computer services. From March 1993 until February 1995, Mr. Hanlon was President of Hanlon & Co. He was Vice President - Corporate Communications and Secretary from 1988 to 1993 for LEGENT Corporation and its predecessor. From 1987 to 1988, Mr. Hanlon served as a consultant to Sam Wyly, Chairman. From 1983 through 1987, Mr. Hanlon was Director of Investor & Corporate Communications, UCCEL Corporation.

    Mr. Evan A. Wyly became a director of the Company in September 1992 and has served as Vice President of the Company since December 1991. In June 1988, Mr. Wyly founded Premier Partners Incorporated, a private investment firm, and served as President prior to joining the Company. Mr. Wyly serves as the President of Maverick Capital Ltd, an investment fund management company. He serves as a director and Vice President of Sterling Software, Inc. Mr. Wyly serves as a director of Xscribe Corp., a high-technology information management company, and as a director of Sterling Commerce, Inc. Evan Wyly is the son of Sam Wyly, a director and officer of the Company.

    Sam Wyly has served as Chairman of the Board of the Company since 1984. In 1963, Mr. Wyly founded University Computing Company, a computer software and services company, and served as President or Chairman from 1963 until February 1979. Mr. Wyly co-founded Earth Resources Company, an oil refining and silver and gold mining company, and served as its Executive Committee Chairman from 1968 to 1980. Mr. Wyly and his brother, Charles J. Wyly, Jr., bought the 20-restaurant Bonanza Steakhouse chain in 1967. While he served as Chairman, the restaurant chain grew to approximately 600 restaurants by 1989. Mr. Wyly co-founded Sterling Software, Inc. in 1981 and since that time has served as Chairman of the Board and a director. Mr. Wyly serves as Chairman of Maverick Capital Ltd., an investment fund management company and has served as a director of Sterling Commerce, Inc. since December 1995.

    Mr. French has served as a director of the Company since September 1992. He has been a Managing Director of Maverick Capital Ltd., an investment fund management company, since 1992 and a director of Sterling Software, Inc. since July 1992. Mr. French is currently a consultant to the international law firm of Jones, Day, Reavis & Pogue. Mr. French was a partner with the law firm of Jackson & Walker, L.L.P. from 1976 through 1995.

    Mr. Miller has served as Vice President - Market Development of the Company since November 1990, and as a director of the Company since September 1992. From September 1984 to November 1990 he was Director of Real Estate. Prior to joining the Company, Mr. Miller served in various real estate positions with the Bonanza Steakhouse chain and Peoples Restaurants. Mr. Miller has served as a director of Sterling Software, Inc. since September 1993. He also serves on the Board of Directors of Xscribe Corp. Mr. Miller is the son-in-law of Charles J. Wyly, Jr., Vice Chairman of the Company.

    Mr. Charles J. Wyly, Jr. became a director of the Company in October 1984 and Vice Chairman in February 1985. He co-founded Sterling Software, Inc. in 1981 and since such time has served as a director and (since November 1984) as Vice Chairman of Sterling Software, Inc. Mr. Wyly served as an officer and director of University Computing Company from 1964 to 1975, including President from 1969 to 1973. From 1968 to 1980, Mr. Wyly served as Chairman of the Board of Earth Resources Company, an oil refining and silver and gold mining company which he co-founded with his brother, Sam Wyly. Mr. Wyly served as Vice Chairman of the Bonanza Steakhouse chain from 1967 to 1989. Mr. Wyly has served as a director of Sterling Commerce, Inc. since December 1995.

EXECUTIVE OFFICERS OF THE COMPANY

    The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers of the Company" in Item 1 of this report, which information is incorporated in this Item 10 by reference.

SECTION 16 REQUIREMENTS

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

    Based solely on its review of the copies of such forms received by it with respect to fiscal 1995, or written representations from certain reporting persons, the Company believes that its officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities have complied with all applicable filing requirements, except that David E. Bolen inadvertently failed  to  timely  file  a Statement  of  Changes  of  Beneficial
Ownership of Securities (a "Form 4") to amend a previously filed Form 4 to include shares released to him from an escrow fund established in connection with a 1994 acquisition by the Company and to correct errors in a previous report of the number of options granted to Mr. Bolen, and each of Douglas B. Sullivan, Donald R. Miller, Jr., R. Don Morris, Jack E. Bush, David E. Bolen, Rex A. Rambo, John H. Rittenhouse, and Kristen L. Magnuson inadvertently failed to timely file an Annual Statement of Beneficial Ownership covering one transaction each which transaction constituted the allocation of shares attributable to such person under the Michaels Stores, Inc. Employees 401(k) Plan and Trust (the "Company's 401(k) Plan").

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

    The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's Chief Executive Officer, each of the Company's four other most highly compensated executive officers employed by the Company at the end of the fiscal year, and two other executive officers who would have been included in the four other most highly compensated executive officers if they were employed at the end of the fiscal year, based on salary and bonus earned during fiscal 1995 (the "Named Executives").

                                                                                                 LONG-TERM COMPENSATION
                                                                                          ------------------------------------
                                                                                                   AWARDS
                                                          ANNUAL COMPENSATION             -------------------------   PAYOUTS
                                               -----------------------------------------  RESTRICTED    SECURITIES   ---------
                                                                          OTHER ANNUAL       STOCK      UNDERLYING     LTIP
                                    FISCAL                                COMPENSATION      AWARDS       OPTIONS/     PAYOUTS
NAME AND PRINCIPAL POSITION          YEAR      SALARY ($)    BONUS ($)         ($)            ($)       SARS(#)(1)      ($)
- --------------------------------  -----------  -----------  -----------  ---------------  -----------  ------------  ---------
Sam Wyly,                               1995      450,000       --            63,690(3)       --         300,000(4)     --
  Chairman of the                       1994      434,875       --            74,604(3)       --         200,000        --
  Board of Directors (2)                1993      384,000       --            73,900(3)       --         100,000        --
Charles J. Wyly, Jr.,                   1995      225,000       --             --             --         450,000(5)     --
  Vice Chairman of the                  1994      217,438       --             --             --         100,000        --
  Board of Directors                    1993      192,000       --             --             --          50,000        --
Douglas B. Sullivan,                    1995      284,686       --            39,105(6)       --         245,000(7)     --
  President and Chief                   1994      271,924       --            20,075(6)       --          60,000        --
  Operating Officer                     1993      239,878       --            24,097(6)       --          25,000        --
R. Don Morris,                          1995      325,550       --            44,698(9)       --         259,000 (10    --
  Executive Vice                        1994      321,154       --            49,357(9)       --          60,000        --
  President                             1993      288,461       --            43,994(9)       --          25,000        --
David E. Bolen                          1995      258,654       --             --             --         120,000 (12    --
  Executive Vice                        1994      139,423       --             --             --          30,000        --
  President                             1993       --           --             --             --            --          --
Jack E. Bush,                           1995      486,392       --             --             --         210,000 (14    --
  President (Resigned                   1994      442,308       --             --             --         100,000        --
  August 1995)                          1993      376,923                      --             --          50,000        --
Robert H. Rudman                        1995      221,637       --             --             --         121,250 (16    --
  Executive Vice                        1994      192,308       --             --             --          60,000        --
  President (Resigned                   1993      174,075       --             --             --          20,000        --
  January 1996)

                                    ALL OTHER
                                  COMPENSATION
NAME AND PRINCIPAL POSITION            ($)
- --------------------------------  -------------
Sam Wyly,                              --
  Chairman of the                      --
  Board of Directors (2)               --
Charles J. Wyly, Jr.,                  --
  Vice Chairman of the                 --
  Board of Directors                   --
Douglas B. Sullivan,                   5,269(8)
  President and Chief                  6,560(8)
  Operating Officer                    6,303(8)
R. Don Morris,                         7,460(11)
  Executive Vice                       8,355(11)
  President                            7,966(11)
David E. Bolen                        90,042(13)
  Executive Vice                       2,308(13)
  President                            --
Jack E. Bush,                      2,165,408(15)
  President (Resigned                 59,504(15)
  August 1995)                        77,908(15)
Robert H. Rudman                     344,582(17)
  Executive Vice                       6,587(17)
  President (Resigned                  4,333(17)
  January 1996)

- ------------------------------
(1) Options to acquire shares of Common Stock. The number of securities included in this table is inclusive of repricing grants during fiscal 1995.

(2) Sam Wyly was Chief Executive Officer during the 1995 fiscal year. Mr. Rouleau was appointed Chief Executive Officer in April 1996.

(3) Includes life insurance premiums paid by the Company in the amount of $51,678, $64,746 and $57,158 in fiscal 1995, 1994 and 1993, respectively.

(4) Stock options were reissued due to repricing and cancellation of 300,000 previously granted stock options.

(5) Stock options were reissued due to repricing and cancellation of 450,000 previously granted stock options.

(6) Includes life insurance premiums paid by the Company in the amount of $18,798, $16,925 and $16,636 in fiscal 1995, 1994 and 1993, respectively.

(7) Includes 165,000 stock options that were reissued due to repricing and cancellation of 165,000 previously granted stock options.

(8) Includes the annual contribution by the Company for Mr. Sullivan's account pursuant to the Company's 401(k) Plan in the amount of $4,620, $3,914 and $4,189 in fiscal 1995, 1994 and 1993, respectively, and split-dollar life insurance providing $649, $2,646 and $2,114 of current net benefit projected on an actuarial basis in fiscal 1995, 1994 and 1993, respectively.

(9) Includes life insurance premiums paid by the Company in the amount of $30,430, $42,651 and $35,228 in fiscal 1995, 1994 and 1993, respectively.

(10) Includes 159,000 stock options that were reissued due to repricing and cancellation of 159,000 previously granted stock options.

(11) Includes the annual contribution by the Company for Mr. Morris' account pursuant to the Company's 401(k) Plan in the amount of $4,620, $4,620 and $4,324 in fiscal 1995, 1994 and 1993, respectively, and split-dollar life insurance providing $2,840, $3,735 and $3,462 of current net benefit projected on an actuarial basis in fiscal 1995, 1994 and 1993, respectively.

(12) Includes 30,000 stock options that were reissued due to repricing and cancellation of 30,000 previously granted stock options.

(13) Includes annual contribution by the Company for Mr. Bolen's account pursuant to the Company's 401(k) Plan in the amount of $4,620 and $2,308 in fiscal 1995 and 1994, respectively, and moving and relocation expenses of $85,422 in fiscal 1995.

(14) Stock options were reissued due to repricing and cancellation of 210,000 previously granted stock options.

(15) Includes annual contribution by the Company for Mr. Bush's account pursuant to the Company's 401(k) Plan in the amount of $4,620, $3,615 and $4,305 in fiscal 1995, 1994 and 1993, respectively, accruals by the Company of $281,997, $54,488 and $63,976 in fiscal 1995, 1994 and 1993, respectively, for an annuity for Mr. Bush, split-dollar life insurance providing $23,984, $1,401 and $9,627 of current net benefit projected on an actuarial basis in fiscal 1995, 1994 and 1993, respectively, and accruals by the Company of $1,854,807 in fiscal 1995 for the current net value of a deferred compensation plan.

(16) Includes 71,250 stock options that were reissued due to repricing and cancellation of 71,250 previously granted stock options.

(17) Includes severance compensation of $337,500 in fiscal 1995, annual contribution by the Company for Mr. Rudman's account pursuant to the Company's 401(k) Plan in the amount of $4,404, $3,808, and $2,545 in fiscal 1995, 1994 and 1993, respectively, and split-dollar life insurance providing $2,678, $2,779 and $1,788 of current net benefit projected on an actuarial basis in fiscal 1995, 1994 and 1993, respectively.

OPTION GRANTS DURING 1995 FISCAL YEAR

    The following table provides information related to options granted to the Named Executives during fiscal 1995.

                                   INDIVIDUAL GRANTS
- ---------------------------------------------------------------------------------------   POTENTIAL REALIZABLE VALUE AT
                                NUMBER OF       % OF TOTAL                                   ASSUMED ANNUAL RATES OF
                               SECURITIES      OPTIONS/SARS                                  STOCK PRICE APPRECIATION
                               UNDERLYING       GRANTED TO     EXERCISE OR                      FOR OPTION TERM(1)
                              OPTIONS/SARS     EMPLOYEES IN    BASE PRICE   EXPIRATION   --------------------------------
NAME                          GRANTED(#)(2)     FISCAL YEAR     ($/SH)(3)      DATE           5%($)           10%($)
- ---------------------------  ---------------  ---------------  -----------  -----------  ---------------  ---------------
Sam Wyly...................     300,000 (4)(5         7.61         17.00      08/28/00      1,409,036        3,113,601
Charles J. Wyly, Jr........     450,000 (4)(6        11.41         17.00      08/28/00      2,113,554        4,670,402
Douglas B. Sullivan........     245,000 (4)(7         6.21         16.75      08/28/00      1,133,790        2,505,380
R. Don Morris..............     259,000 (4)(8         6.57         16.75      08/28/00      1,198,578        2,648,545
David E. Bolen.............      90,000 (4)(9         2.28         16.75      08/28/00        416,494          920,344
                                 30,000(4)            0.76         16.625     08/28/00        137,795          304,492
Jack E. Bush...............      10,000 (10           0.25         12.50      11/26/96              0 (11            0(11)
                                 50,000 (12           1.26         12.50      08/18/97              0 (11            0(11)
                                 50,000 (12           1.26         12.50      08/18/98              0 (11            0(11)
                                 50,000 (12           1.26         12.50      04/17/99              0 (11            0(11)
                                 50,000 (12           1.26         12.50      07/31/99              0 (11            0(11)
Robert H. Rudman...........     121,250 (13           3.07         16.75      08/28/00              0                0

- ------------------------------
(1) The potential realizable value portion of the foregoing table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Company's Common Stock over the term of the options. These numbers do not take into account provisions of certain options providing for termination of the option following termination of employment, nontransferability or vesting over periods. The use of the assumed 5% and 10% returns is established by the SEC and is not intended by the Company to forecast possible future appreciation of the price of the Common Stock.

(2) Options to acquire shares of Common Stock. The number of securities included in this table is inclusive of stock options which were cancelled and reissued due to repricing.

(3) The option exercise price may be paid in shares of Common Stock owned by the Named Executives, in cash, or in any other form of valid consideration or a combination of any of the foregoing, in some cases as determined by the Board of Directors, the Stock Option Committee, the 1992 Non-Statutory Plan Committee or the 1994 Non-Statutory Plan Committee, as applicable, in its discretion. The exercise price of each option was equal to the fair market value of the Common Stock on the date of grant.

(4) Option becomes exercisable with respect to 50% of the shares covered thereby on August 29, 1996 and with respect to 100% of the shares covered thereby on August 29, 1997.

(5) Stock options were reissued due to repricing and cancellation of 300,000 previously granted stock options.

(6) Stock options were reissued due to repricing and cancellation of 450,000 previously granted stock options.

(7) Includes 165,000 stock options that were reissued due to repricing and cancellation of 165,000 previously granted stock options.

(8) Includes 159,000 stock options that were reissued due to repricing and cancellation of 159,000 previously granted stock options.

(9) Includes 30,000 stock options that were reissued due to repricing and cancellation of 30,000 previously granted stock options.

(10) Stock options were reissued due to repricing and cancellation of 10,000 previously granted stock options.

(11) During fiscal 1995, Mr. Bush exercised all of his outstanding options.

(12) Stock options were reissued due to repricing and cancellation of 50,000 previously issued stock options.

(13) Includes 71,250 stock options that were reissued due to repricing and cancellation of 71,250 previously granted stock options. However, all of Mr. Rudman's options expired on January 26, 1996.

OPTION EXERCISES DURING 1995 FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

    The following table provides information related to options exercised by the Named Executives during the 1995 fiscal year and the number and value of options held at fiscal year end. The Company does not have any outstanding stock appreciation rights.

                                                              NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                             UNDERLYING UNEXERCISED     IN-THE-MONEY OPTIONS/SARS
                                                           OPTIONS/SARS AT FY-END(#)         AT FY-END($)(1)
                           SHARES ACQUIRED      VALUE      --------------------------  ----------------------------
NAME                       ON EXERCISE(#)   REALIZED($)(2) EXERCISABLE  UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
- -------------------------  ---------------  -------------  -----------  -------------  -------------  -------------
Sam Wyly.................        --              --            --                 0(3)      --             --
Charles J.Wyly, Jr.......        --              --            --                 0(4)      --             --
Douglas B. Sullivan......        --              --             8,250       245,000          8,625         --
R. Don Morris............         4,000           81,500       24,250       259,000          8,625         --
David E. Bolen...........        --              --            --           120,000         --             --
Jack E. Bush.............       295,000        1,807,033       --            --             --             --
Robert H. Rudman.........        --              --            --            --             --             --

- ------------------------------
(1) The closing price for the Company's Common Stock as reported through The Nasdaq National Market System on January 26, 1996, the last trading day of the 1995 fiscal year, was $12.75. Value is calculated on the basis of the difference between the option exercise price and $12.75 multiplied by the number of shares of Common Stock underlying the option.

(2) Value is calculated based on the difference between the option exercise price and the closing market price of the Common Stock on the date of exercise multiplied by the number of shares to which the exercise relates.

(3) In fiscal 1995, Sam Wyly transferred options to purchase 300,000 shares of Common Stock to an irrevocable trust and disclaims the beneficial ownership of the transferred options and the underlying shares of Common Stock. The table above does not include the value of such unexercised options.

(4) In fiscal 1995, Charles J. Wyly, Jr. transferred options to purchase an aggregate of 450,000 shares of Common Stock to two irrevocable trusts and disclaims the beneficial ownership of the transferred options and the underlying shares of Common Stock. The table above does not include the value of such unexercised options.

COMPENSATION OF DIRECTORS

    The Company pays Sam Wyly $37,500 per month for serving as Chairman of the Board and pays Charles J. Wyly, Jr. $18,750 per month for serving as Vice Chairman of the Board. Messrs. Taylor and Hanlon each receive an annual fee of $24,000 as members of the Board of Directors of the Company and a fee of $1,000 for attendance at each regular or special Board meeting. Each member of the Audit Committee receives a fee of $1,000 for attendance at each meeting of the Audit Committee. The members of the Audit Committee are Messrs. Taylor and Hanlon.

    Since December 1, 1992, Mr. French has provided advisory services to the Company, for which he is compensated at the rate of $15,000 per month. Directors who are salaried employees of the Company are not compensated for their Board activities. Jones, Day, Reavis & Pogue, a law firm for which Mr. French is a consultant, provides legal services to the Company, but does not charge the Company for any time spent by Mr. French on any Company matters. Jackson & Walker, L.L.P., a law firm of which Mr. French was a partner until August 1995, provided legal services to the Company in 1995. The Company was not charged by such firm for time spent by Mr. French on any matters regarding the Company during fiscal 1995.

EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

    The Company has entered into agreements with Sam Wyly and Charles J. Wyly, Jr., directors and executive officers of the Company, which agreements provide for the employment of such persons by the Company upon a change of control of the Company (a "Change of Control") for a salary not less than each such individual's respective annual salary immediately preceding the Change of Control and allows each such individual to participate in bonuses with other key management personnel. Each of these agreements (i) is for a term of three years with provisions for annual automatic one-year extensions and, upon a Change of Control, an additional extension of 36 months and (ii) requires the Company to pay to each such individual, if his employment is terminated within three years of a Change of Control, a sum equal to three times such individual's salary and bonus during the twelve-month period immediately preceding termination.

    The Company has entered into an agreement with Dr. F. Jay Taylor, a director of the Company, which agreement provides for the engagement by the Company of Dr. Taylor as a consultant upon a Change of Control for an annual base compensation not less than the fees received by him from the Company in all capacities during the twelve-month period immediately preceding the Change of Control. This agreement (i) is for a term of three years with provisions for annual automatic one-year extensions and, upon a Change of Control, an additional extension of 36 months and (ii) requires the Company to pay to Dr. Taylor, if his consulting arrangement is terminated within three years of a Change of Control, a sum equal to three times the fees received by him from the Company in all capacities during the twelve-month period immediately preceding termination.

    During a portion of fiscal 1995, the Company operated under an agreement with Jack E. Bush, then a director and executive officer of the Company, which provided that the Company would fund a retirement plan intended to provide Mr. Bush with an annuity of $60,000 per year for life after age 65; during fiscal 1995, the Company accrued $281,997 pursuant to such agreement with respect to such retirement plan.

    The Company has entered into an agreement with Douglas B. Sullivan, an executive officer of the Company, which provides for his employment by the Company upon a Change of Control for a salary not less than his annual salary immediately preceding the Change of Control and allows him to participate in bonuses with other key management personnel of the Company. This agreement (i) is for a term of three years with provisions for annual automatic one-year extensions and, upon a Change of Control, an additional extension of twelve months and (ii) requires the Company to pay to Mr. Sullivan, if his employment is terminated within one year of a Change of Control, a sum equal to his salary and bonus during the twelve-month period immediately preceding termination.

COMPENSATION AND STOCK OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During fiscal 1995, the members of the Compensation Committee were primarily responsible for determining executive compensation, and the members of the Option Committees made decisions related to stock option grants to executive officers and directors. The following executive officers, who also are members of the Compensation Committee and the Stock Option Committee, participated in deliberations concerning executive officer compensation: Sam Wyly and Charles J. Wyly, Jr.

    Sam Wyly and Charles J. Wyly, Jr. are members of the Compensation Committee of the Company. Sam Wyly and Charles J. Wyly, Jr. are also executive officers and members of the Executive Committees, Stock Option Committees and Boards of Directors of the Company, Sterling Software, Inc. and Sterling Commerce, Inc. Accordingly, Sam Wyly and Charles J. Wyly, Jr. have participated in decisions related to compensation of executive officers of each of the Company, Sterling Software, Inc., and Sterling Commerce, Inc.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth information as of April 26, 1996, regarding the beneficial ownership of Common Stock by each person known by the Company to own 5% or more of the outstanding shares of Common Stock, each director of the Company, certain Named Executives, and the directors and executive officers of the Company as a group. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them, unless otherwise noted.

                                                                                          AMOUNT AND
                                                                                           NATURE OF
NAME OF BENEFICIAL OWNER OR                                                               BENEFICIAL        PERCENT
NUMBER OF PERSONS IN GROUP                                                                 OWNERSHIP       OF CLASS
- -------------------------------------------------------------------------------------  -----------------  -----------
Sam Wyly.............................................................................      1,934,905(1)         8.23
Charles J. Wyly, Jr..................................................................      1,897,607(2)         8.07
R. Michael Rouleau...................................................................        200,000(3)        *
Evan A. Wyly.........................................................................         55,875(4)        *
Michael C. French....................................................................          1,200(5)        *
Richard E. Hanlon....................................................................         12,600(6)        *
Donald R. Miller, Jr.................................................................         13,437(7)        *
Dr. F. Jay Taylor....................................................................         21,440           *
R. Don Morris........................................................................         39,287(8)        *
Douglas B. Sullivan..................................................................         35,000(9)        *
David E. Bolen.......................................................................         26,713           *
The Wyly Group.......................................................................      3,532,512 (10       15.03
  8080 N. Central Expressway, Suite 1300
  Dallas, Texas 75206
ICM Asset Management, Inc............................................................      1,471,430 (11        6.26
  601 W. Main Avenue, Suite 917
  Spokane, Washington 99201
The Capital Group Companies, Inc.....................................................      1,705,000 (12        7.25
  333 South Hope Street
  Los Angeles, California 90071
LGT Asset Management, Inc............................................................      2,092,000 (13        8.90
  50 California, 27th Floor
  San Francisco, California 94111
All directors and executive officers as a group (15 persons).........................      3,985,624 (14       16.96

- ------------------------------
*    Less than 1%

(1) Includes 1,074,536 shares held of record by Tallulah, Ltd. (a limited partnership of which Mr. Wyly is general partner); 536,615 shares held of record by family trusts of which Mr. Wyly is trustee; 300,000 shares held of record by Maverick Entrepreneurs Fund, Ltd. ("Maverick"), a limited partnership of which Mr. Wyly is a general partner; 7,918 shares held by his daughter and for which he has power of attorney; and 15,836 shares held of record by certain of Mr. Wyly's adult children, who have given him the power to vote such shares. Does not include 1,333,333 shares of Common Stock acquired by two separate entities owned by two separate independent irrevocable trusts established by Mr. Wyly. Mr. Wyly disclaims beneficial ownership of those shares.

(2) Includes 755,000 shares held of record by Brush Creek, Ltd., a limited partnership of which Mr. Wyly is general partner; 842,233 shares held of record by family trusts of which Mr. Wyly is trustee; 300,000 shares held of record by Maverick, of which Mr. Wyly is a general partner; and 374 shares held of record by Mr. Wyly's adult children, who have given him the power to vote such shares. Does not include 666,667 shares of Common Stock acquired by an entity owned by an independent irrevocable trust established by Mr. Wyly. Mr. Wyly disclaims beneficial ownership of those shares.

(3) Shares subject to presently exercisable options. Mr. Rouleau is the Chief Executive Officer of the Company.

(4)  Includes 30,000 shares subject to presently exercisable options.

(5)  Shares held by a retirement account directed by Mr. French.

(6)  Includes 10,000 shares subject to presently exercisable options.

(7) Includes 9,250 shares subject to presently exercisable options and 187 shares held by Mr. Miller's spouse.

(8) Includes 24,250 shares subject to presently exercisable options. Excludes 348,039 shares held by the Company's 401(k) Plan for which Mr. Morris is a trustee and a member of the Investment Committee. Mr. Morris disclaims beneficial ownership of those excluded shares.

(9) Includes 8,250 shares subject to presently exercisable options.

(10) The Wyly Group consists of Sam Wyly, Charles J. Wyly, Jr. and Maverick.

(11) Based on a Schedule 13G filed with the Securities and Exchange Commission dated February 10, 1996, ICM Asset Management, Inc., a registered investment adviser, has the shared power to vote or direct the vote of 805,500 shares of Common Stock and has the sole power to dispose or direct the disposition of 1,471,430 shares of Common Stock.

(12) Based on a Schedule 13G filed with the Securities and Exchange Commission dated February 9, 1996, The Capital Group Companies, Inc. and its operating subsidiary, Capital Research & Management Company, a registered investment adviser, have the sole power to dispose or to direct the disposition of 1,705,000 shares of Common Stock and have no right to vote or direct the vote of those shares.

(13) Based on a Schedule 13G filed with the Securities and Exchange Commission dated February 13, 1996, LGT Asset Management, Inc., a registered investment adviser, has the sole power to vote or to direct the vote of 2,092,000 shares of Common Stock and has the sole power to dispose or to direct the disposition of 2,092,000 shares of Common Stock.

(14) Includes 69,000 shares subject to presently exercisable options held, in the aggregate, by 4 executive officers not named in the table.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Jones, Day, Reavis & Pogue, a law firm for which Michael C. French is currently a consultant, provides legal services to the Company. The Company is not charged by such firm for any time spent by Mr. French on Company matters. Jackson & Walker, L.L.P., a law firm of which Mr. French was a partner until August 1995, provided legal services to the Company in 1995. The Company was not charged by such firm for any time spent by Mr. French on Company matters.

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

    (b) Reports of Form 8-K:

    No report on Form 8-K was filed on behalf of the Registrant during the last quarter of the period covered by this report.

    (c) Exhibits:

      2.1         --  Agreement and Plan of Merger, dated as of May 10, 1994, among Michaels Stores,
                      Inc., LWA Acquisition Corporation and Leewards Creative Crafts, Inc. (13)
      2.2         --  First Amendment to Agreement and Plan of Merger dated as of June 2, 1994 among
                      Michaels Stores, Inc., LWA Acquisition Corporation and Leewards Creative Crafts,
                      Inc. (14)
      2.3         --  Stock Purchase Agreement, dated as of February 16, 1994, among Michaels Stores,
                      Inc., Treasure House Stores, Inc. and the stockholders of Treasure House Stores,
                      Inc. (15)
      2.4         --  Amendment No. 1 to Stock Purchase Agreement (15)
      2.5         --  Agreement and Plan of Merger, dated as of March 3, 1994, among Michaels Stores,
                      Inc. and the other parties listed therein. (13)
      2.6         --  Amendment No. 1 to Agreement and Plan of Merger, dated as of March 31, 1994, among Michaels Stores, Inc. and the other parties listed therein. (13)
      2.7         --  Stock Purchase Agreement, dated as of March 8, 1995, among Aaron Brothers
                      Holdings, Inc., ABAM Investors Limited Partnership, and Michaels Stores, Inc.
                      (16)
      3.1         --  Bylaws of the Registrant, as amended and restated. (16)
      3.2         --  Restated Certificate of Incorporation of the Registrant. (3)
      4.1         --  Form of Common Stock Certificate. (4)
      4.2         --  Common Stock and Warrant Agreement dated as of October 16, 1984 between Michaels
                      Stores, Inc. and Peoples Restaurants, Inc., including form of Warrant. (10)
      4.3         --  First Amendment to Common Stock and Warrant Agreement dated October 31, 1984 between the First Dallas Group, Ltd. and Michaels Stores, Inc. (10)
      4.4         --  Second Amendment to Common Stock and Warrant Agreement dated November 28, 1984 between First Dallas Investments-Michaels I, Ltd. and Michaels Stores, Inc. (10)
      4.5         --  Third Amendment to Common Stock and Warrant Agreement dated February 27, 1985 between First Dallas Investments-Michaels I, Ltd., The First Dallas Group, Ltd.,
                      Sam Wyly, Charles J. Wyly, Jr. and Michaels Stores, Inc. (2)
      4.6         --  Indenture, dated as of January 22, 1993, between Michaels Stores, Inc. and
                      NationsBank of Texas, N.A., as Trustee, including the form of 4 3/4%/6 3/4%
                      Step-up Convertible Subordinated Note included therein. (10)
      4.7         --  Stock Purchase Agreement entered into as of March 27, 1996 between Michaels
                      Stores, Inc. and Qualye Limited. (1)
      4.8         --  Stock Purchase Agreement entered into as of March 27, 1996 between Michaels
                      Stores, Inc. and Locke Limited. (1)
      4.9         --  Stock Purchase Agreement entered into as of March 27, 1996 between Michaels
                      Stores, Inc. and Fugue Limited. (1)
     10.1         --  Michaels Stores, Inc. Employees 401(k) Plan. (8)
     10.2         --  Michaels Stores, Inc. Employees 401(k) Trust. (6)

     10.3         --  Form of Indemnity Agreement between Michaels Stores, Inc. and certain officers and directors of the Registrant. (10)
     10.4         --  Form of Employment Agreement between Michaels Stores, Inc. and certain directors of the Registrant. (7)(12)
     10.5         --  Form of Consulting Agreement between Michaels Stores, Inc. and certain directors of the Registrant.(7)(12)
     10.6         --  Form of Employment Agreement between Michaels Stores, Inc. and certain key executives of the Registrant.(7)(12)
     10.7         --  Michaels Stores, Inc. Employees Stock Purchase Plan.(9)
     10.8         --  Michaels Stores, Inc. Key Employee Stock Compensation Program, as amended effective January 25, 1992.(3)(12)
     10.9         --  Michaels Stores, Inc. 1992 Non-Statutory Stock Option Plan dated August 1,
                      1992.(3)(12)
    10.10         --  Form of Non-Statutory Stock Option Agreement covering options granted to certain directors and consultants of the Company other than pursuant to the Michaels
                      Stores, Inc. Key Employee Stock Compensation Program and the Michaels Stores,
                      Inc. 1992 Non-Statutory Stock Option Plan.(10)(12)
    10.11         --  Credit Agreement dated April 29, 1994, between Michaels Stores, Inc. and
                      NationsBank of Texas, N.A. (the "Credit Agreement")(8)
    10.12         --  First Amendment to Credit Agreement dated April 26, 1995.(16)
    10.13         --  Second Amendment to Credit Agreement dated as of September 1, 1995.(17)
    10.14         --  Third Amendment to Credit Agreement dated as of February 12, 1996.(1)
    10.15         --  Fourth Amendment to Credit Agreement dated as of March 4, 1996.(1)
    10.16         --  Michaels Stores, Inc. 1994 Non-Statutory Stock Option Plan dated March 31,
                      1994.(16)
    10.17         --  Amended, Modified and Restated Master Lease Agreement dated as of December 18,
                      1995 between Jacksonville Funding Corporation as Lessor and Michaels Stores,
                      Inc., as Lessee. (1)
    10.18         --  Agreement dated as of January 30, 1996 by and between Michaels Stores, Inc. and
                      Jack E. Bush. (1)
    10.19         --  First Amendment to the Michaels Stores, Inc. Employees 401(k) Plan. (1)
     11           --  Computation of Earnings Per Common Share.(18)
     13           --  Portions of 1995 Annual Report to Shareholders that are incorporated by reference into Items 6, 7 and 8 of this Annual Report on Form 10-K.(1)
     21.1         --  Subsidiaries of Michaels Stores, Inc.(1)
     23           --  Consent of Ernst & Young.(1)
     27           --  Financial Data Schedule.(1)

- ------------------------
(1) Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended January 28, 1996 that was filed on April 29, 1996 and incorporated herein by reference.

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

(18) Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MICHAELS STORES, INC.

Date: May 28, 1996                        By:            /s/ SAM WYLY

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

           /s/ SAM WYLY
- -----------------------------------  Chairman of the Board of     May 28, 1996
             Sam Wyly                 Directors

     /s/ CHARLES J. WYLY, JR.
- -----------------------------------  Vice Chairman of the         May 28, 1996
       Charles J. Wyly, Jr.           Board of Directors

      /s/ R. MICHAEL ROULEAU         Chief Executive Officer
- -----------------------------------   (Principal Executive        May 28, 1996
        R. Michael Rouleau            Officer)

                                     Executive Vice President
         /s/ R. DON MORRIS            and Chief Financial
- -----------------------------------   Officer (Principal          May 28, 1996
           R. Don Morris              Financial and Accounting
                                      Officer)

         /s/ EVAN A. WYLY
- -----------------------------------  Vice President and           May 28, 1996
           Evan A. Wyly               Director

- -----------------------------------  Director
           F. Jay Taylor

- -----------------------------------  Director
         Richard E. Hanlon

- -----------------------------------  Vice President-Market
       Donald R. Miller, Jr.          Development and Director

       /s/ MICHAEL C. FRENCH
- -----------------------------------  Director                     May 28, 1996
         Michael C. French

                               INDEX TO EXHIBITS

                                                                                                                   SEQUENTIALLY
EXHIBIT NO.                                              DESCRIPTION OF EXHIBIT                                    NUMBERED PAGE
- -----------             ----------------------------------------------------------------------------------------  ---------------

       2.1          --  Agreement and Plan of Merger, dated as of May 10, 1994, among Michaels Stores, Inc., LWA
                        Acquisition Corporation and Leewards Creative Crafts, Inc. (13)
       2.2          --  First Amendment to Agreement and Plan of Merger dated as of June 2, 1994 among Michaels
                        Stores, Inc., LWA Acquisition Corporation and Leewards Creative Crafts, Inc. (14)
       2.3          --  Stock Purchase Agreement, dated as of February 16, 1994, among Michaels Stores, Inc.,
                        Treasure House Stores, Inc. and the stockholders of Treasure House Stores, Inc. (15)
       2.4          --  Amendment No. 1 to Stock Purchase Agreement (15)
       2.5          --  Agreement and Plan of Merger, dated as of March 3, 1994, among Michaels Stores, Inc. and the other parties listed therein. (13)
       2.6          --  Amendment No. 1 to Agreement and Plan of Merger, dated as of March 31, 1994, among
                        Michaels Stores, Inc. and the other parties listed therein. (13)
       2.7          --  Stock Purchase Agreement, dated as of March 8, 1995, among Aaron Brothers Holdings,
                        Inc., ABAM Investors Limited Partnership, and Michaels Stores, Inc. (16)
       3.1          --  Bylaws of the Registrant, as amended and restated. (16)
       3.2          --  Restated Certificate of Incorporation of the Registrant. (3)
       4.1          --  Form of Common Stock Certificate. (4)
       4.2          --  Common Stock and Warrant Agreement dated as of October 16, 1984 between Michaels Stores,
                        Inc. and Peoples Restaurants, Inc., including form of Warrant. (10)
       4.3          --  First Amendment to Common Stock and Warrant Agreement dated October 31, 1984 between the
                        First Dallas Group, Ltd. and Michaels Stores, Inc. (10)
       4.4          --  Second Amendment to Common Stock and Warrant Agreement dated November 28, 1984 between
                        First Dallas Investments-Michaels I, Ltd. and Michaels Stores, Inc. (10)
       4.5          --  Third Amendment to Common Stock and Warrant Agreement dated February 27, 1985 between
                        First Dallas Investments-Michaels I, Ltd., The First Dallas Group, Ltd., Sam Wyly,
                        Charles J. Wyly, Jr. and Michaels Stores, Inc. (2)
       4.6          --  Indenture, dated as of January 22, 1993, between Michaels Stores, Inc. and NationsBank of Texas, N.A., as Trustee, including the form of 4 3/4%/6 3/4% Step-up Convertible
                        Subordinated Note included therein. (10)
       4.7          --  Stock Purchase Agreement entered into as of March 27, 1996 between Michaels Stores, Inc.
                        and Qualye Limited. (1)
       4.8          --  Stock Purchase Agreement entered into as of March 27, 1996 between Michaels Stores, Inc.
                        and Locke Limited. (1)
       4.9          --  Stock Purchase Agreement entered into as of March 27, 1996 between Michaels Stores, Inc.
                        and Fugue Limited. (1)
      10.1          --  Michaels Stores, Inc. Employees 401(k) Plan. (8)
      10.2          --  Michaels Stores, Inc. Employees 401(k) Trust. (6)

      10.3          --  Form of Indemnity Agreement between Michaels Stores, Inc. and certain officers and directors of the Registrant. (10)
      10.4          --  Form of Employment Agreement between Michaels Stores, Inc. and certain directors of the
                        Registrant. (7)(12)
      10.5          --  Form of Consulting Agreement between Michaels Stores, Inc. and certain directors of the
                        Registrant.(7)(12)
      10.6          --  Form of Employment Agreement between Michaels Stores, Inc. and certain key executives of the Registrant.(7)(12)
      10.7          --  Michaels Stores, Inc. Employees Stock Purchase Plan.(9)
      10.8          --  Michaels Stores, Inc. Key Employee Stock Compensation Program, as amended effective
                        January 25, 1992.(3)(12)
      10.9          --  Michaels Stores, Inc. 1992 Non-Statutory Stock Option Plan dated August 1, 1992.(3)(12)
      10.10         --  Form of Non-Statutory Stock Option Agreement covering options granted to certain directors and consultants of the Company other than pursuant to the Michaels Stores,
                        Inc. Key Employee Stock Compensation Program and the Michaels Stores, Inc. 1992
                        Non-Statutory Stock Option Plan.(10)(12)
      10.11         --  Credit Agreement dated April 29, 1994, between Michaels Stores, Inc. and NationsBank of
                        Texas, N.A. (the "Credit Agreement")(8)
      10.12         --  First Amendment to Credit Agreement dated April 26, 1995.(16)
      10.13         --  Second Amendment to Credit Agreement dated as of September 1, 1995.(17)
      10.14         --  Third Amendment to Credit Agreement dated as of February 12, 1996.(1)
      10.15         --  Fourth Amendment to Credit Agreement dated as of March 4, 1996.(1)
      10.16         --  Michaels Stores, Inc. 1994 Non-Statutory Stock Option Plan dated March 31, 1994.(16)
      10.17         --  Amended, Modified and Restated Master Lease Agreement dated as of December 18, 1995 between Jacksonville Funding Corporation as Lessor and Michaels Stores, Inc., as Lessee.
                        (1)
      10.18         --  Agreement dated as of January 30, 1996 by and between Michaels Stores, Inc. and Jack E.
                        Bush. (1)
      10.19         --  First Amendment to the Michaels Stores, Inc. Employees 401(k) Plan. (1)
      11            --  Computation of Earnings Per Common Share.(18)
      13            --  Portions of 1995 Annual Report to Shareholders that are incorporated by reference into
                        Items 6, 7 and 8 of this Annual Report on Form 10-K.(1)
      21.1          --  Subsidiaries of Michaels Stores, Inc.(1)
      23            --  Consent of Ernst & Young.(1)
      27            --  Financial Data Schedule.(1)

- ------------------------
(1) Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended January 28, 1996 that was filed on April 29, 1996 and incorporated herein by reference.

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

(18) Filed herewith.