Form 10-Q
period 1996-04-28
MICHAELS STORES INC
filed 1996-06-11
CIK 740670

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended April 28, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from __________ to __________

                          Commission File Number 0-11822

                              MICHAELS STORES, INC.
              (Exact name of registrant as specified in its charter)

          DELAWARE                  75-1943604
(State or other jurisdiction     (I.R.S. Employer
             of
      incorporation or        Identification Number)
       organization)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                          SHARES OUTSTANDING AS OF
                         TITLE                                                  JUNE 7, 1996
- --------------------------------------------------------  --------------------------------------------------------
         Common stock, par value $.10 per share                                  23,524,310

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                             MICHAELS STORES, INC.
                                   FORM 10-Q
                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MICHAELS STORES, INC.
                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                                                           APRIL 28,   JANUARY 28,
                                                                                             1996         1996
                                                                                          -----------  -----------
Current assets:
  Cash and equivalents..................................................................  $     7,910  $     2,870
  Merchandise inventories...............................................................      377,137      366,102
  Income taxes receivable and deferred income taxes.....................................       32,959       35,177
  Prepaid expenses and other............................................................       11,417       12,143
                                                                                          -----------  -----------
    Total current assets................................................................      429,423      416,292
                                                                                          -----------  -----------
Property and equipment, at cost.........................................................      268,130      255,386
  Less accumulated depreciation.........................................................      (90,000)     (82,157)
                                                                                          -----------  -----------
                                                                                              178,130      173,229
                                                                                          -----------  -----------
Costs in excess of net assets of acquired operations, net...............................      142,950      143,721
Other assets............................................................................        6,699        6,538
                                                                                          -----------  -----------
                                                                                              149,649      150,259
                                                                                          -----------  -----------
                                                                                          $   757,202  $   739,780
                                                                                          -----------  -----------
                                                                                          -----------  -----------
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................................................  $   104,694  $    98,799
  Accrued liabilities and other.........................................................       80,801       88,510
                                                                                          -----------  -----------
    Total current liabilities...........................................................      185,495      187,309
                                                                                          -----------  -----------
Bank debt...............................................................................       73,500       87,200
Convertible subordinated notes..........................................................       96,940       96,940
Other long-term liabilities.............................................................       37,363       32,378
                                                                                          -----------  -----------
    Total long-term liabilities.........................................................      207,803      216,518
                                                                                          -----------  -----------
                                                                                              393,298      403,827
                                                                                          -----------  -----------
Commitments and contingencies
Shareholders' equity:
  Common stock, 23,506,960 shares outstanding...........................................        2,351        2,150
  Additional paid-in capital............................................................      268,136      243,325
  Retained earnings.....................................................................       93,417       90,478
                                                                                          -----------  -----------
    Total shareholders' equity..........................................................      363,904      335,953
                                                                                          -----------  -----------
                                                                                          $   757,202  $   739,780
                                                                                          -----------  -----------
                                                                                          -----------  -----------

          See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                               QUARTER ENDED
                                                                                          ------------------------
                                                                                           APRIL 28,    APRIL 30,
                                                                                             1996         1995
                                                                                          -----------  -----------
Net sales...............................................................................  $   301,875  $   265,547
Cost of sales and occupancy expense.....................................................      205,067      172,043
Selling, general and administrative expense.............................................       88,970       78,084
                                                                                          -----------  -----------
Operating income........................................................................        7,838       15,420
Interest expense........................................................................        3,710        3,341
Other income, net.......................................................................         (267)        (209)
                                                                                          -----------  -----------
Income before income taxes..............................................................        4,395       12,288
Provision for income taxes..............................................................        1,670        4,731
                                                                                          -----------  -----------
Net income..............................................................................  $     2,725  $     7,557
                                                                                          -----------  -----------
                                                                                          -----------  -----------
Earnings per common and common equivalent share.........................................  $       .12  $       .35
                                                                                          -----------  -----------
                                                                                          -----------  -----------
Weighted average common and common equivalent shares outstanding........................       22,459       21,845
                                                                                          -----------  -----------
                                                                                          -----------  -----------

          See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               QUARTER ENDED
                                                                                           ----------------------
                                                                                           APRIL 28,   APRIL 30,
                                                                                              1996        1995
                                                                                           ----------  ----------
Operating activities:
  Net income.............................................................................  $    2,725  $    7,557
  Adjustments:
    Depreciation and amortization........................................................       8,809       7,561
    Other................................................................................         149      --
    Change in assets and liabilities excluding the effects of acquisitions:
      Merchandise inventories............................................................     (11,035)    (24,935)
      Prepaid expenses and other.........................................................         727      (1,773)
      Deferred income taxes and other....................................................       3,628       4,381
      Accounts payable...................................................................       5,895     (36,866)
      Accrued liabilities and other......................................................      (9,304)     (9,525)
                                                                                           ----------  ----------
        Net change in assets and liabilities.............................................     (10,089)    (68,718)
                                                                                           ----------  ----------
        Net cash provided by (used in) operating activities..............................       1,594     (53,600)
                                                                                           ----------  ----------
Investing activities:
  Additions to property and equipment....................................................      (7,779)    (11,934)
  Net proceeds from sales of property and equipment......................................      --           1,791
  Acquisitions and other.................................................................      --         (24,684)
                                                                                           ----------  ----------
        Net cash used in investing activities............................................      (7,779)    (34,827)
                                                                                           ----------  ----------
Financing activities:
  Net borrowings (repayments) under bank credit facilities...............................     (13,700)     87,900
  Proceeds from issuance of common stock and other.......................................      24,925         456
                                                                                           ----------  ----------
        Net cash provided by financing activities........................................      11,225      88,356
                                                                                           ----------  ----------
Net increase (decrease) in cash and equivalents..........................................       5,040         (71)
Cash and equivalents at beginning of year................................................       2,870       1,907
                                                                                           ----------  ----------
Cash and equivalents at end of period....................................................  $    7,910  $    1,836
                                                                                           ----------  ----------
                                                                                           ----------  ----------

          See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED APRIL 28, 1996
                                  (UNAUDITED)

NOTE A

    The accompanying consolidated financial statements are unaudited (except for the Consolidated Balance Sheet as of January 28, 1996) and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of financial position and results of operations for the three months ended April 28, 1996. All of such adjustments are of a normal and recurring nature. Because of the seasonal nature of the Company's business, the results of operations for the three months ended April 28, 1996 are not indicative of the results to be expected for the entire year.

NOTE B

    Indebtedness outstanding under the Company's bank credit agreement, as amended (the "Credit Agreement") at the end of the first quarter of fiscal 1996 was $73.5 million versus $87.2 million at the end of the fiscal year ended January 28, 1996. Amounts outstanding under the Credit Agreement, for which the carrying cost is at fair value, bear interest at a Eurodollar rate plus a premium and/or at the prime rate (a blended rate of 7.16% at April 28, 1996). The Company is in compliance with all covenants in the Credit Agreement as of April 28, 1996.

NOTE C

    Investing and financing activities not affecting cash in the three months ended April 28, 1996 included additions to property and equipment through capital lease obligations of $4,515,000 related to the acquisition of new computer equipment.

NOTE D

    Effective January 29, 1996 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption did not have a material effect on the financial condition or results of operations of the Company.

NOTE E

    Earnings per share data are based on the weighted average number of shares outstanding, including common stock equivalents and other dilutive securities. The assumed conversion of the convertible subordinated notes was anti-dilutive for both periods presented and was therefore not included in the calculation of fully diluted earnings per share data for either period.

NOTE F

    In August 1995, two lawsuits were filed by certain security holders against the Company and certain present and former officers and directors seeking class action status on behalf of purchasers of the Company's Common Stock between February 1, 1995 and August 23, 1995. Among other things, the plaintiffs allege that misstatements and omission by defendants relating to projected and historical operating results, inventory and other matters involving future plans resulted in an inflation of the prices of the Company's Common Stock. The plaintiffs seek on behalf of the purported class an unspecified amount of compensatory damages and reimbursement for the plaintiffs' fees and expenses. The United States District Court for the Northern District of Texas consolidated the two lawsuits on November 16, 1995. The Company and the individual defendants have filed a motion to dismiss the consolidated, amended complaint. The court has not yet ruled on this motion. Discovery related to both class certification issues and the merits of the plaintiffs' claims has been stayed pending resolution of the defendants' motion to dismiss. The Company believes the claims are without merit and intends to vigorously defend this action.

                             MICHAELS STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED APRIL 28, 1996
                                  (UNAUDITED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Certain statements contained in this section which are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, customer demand and trends in the arts, crafts and decorative items industry, related inventory risks due to shifts in customer demand, the effect of economic conditions, the impact of competitors' locations and pricing, the availability of acceptable real estate locations for new stores, difficulties with respect to new technologies such as point-of-sale systems, supply constraints or difficulties, and the results of financing efforts.

    During the first six months of fiscal 1996, the Company is focusing on certain projects to improve store operations with the implementation of a standardized operating format. This temporary shift in focus will divert store labor from more traditional selling activities. Consequently, comparable store sales growth during the first six months of fiscal 1996 is expected to be negatively affected and compare unfavorably to the first six months of fiscal 1995 (a period including promotional activity that contributed to a 9% comparable store sales increase). However, despite the comparable store sales decline in the first quarter of fiscal 1996 and additional comparable store sales declines which the Company expects to occur in some individual months during the remainder of the year, the Company expects to achieve comparable store sales increases for fiscal 1996 taken as a whole as the benefits from the standardization program and other initiatives are realized.

    The Company expects that operating results will continue to be negatively impacted by several factors in the second quarter of fiscal 1996. In connection with the reduction in merchandise assortment, the Company is relaying all stores with new planograms. As a result of the relaying of the stores, together with the accelerated rollout of the POS system, the Company expects to experience disruption in its stores and increased labor costs. Further, it is expected that the reduced inventory assortment in the Michaels stores will not attain optimal presentation and in-stock position until September 1996, the date by which the Company expects substantially all of the planograms to have been reset to a chainwide format. While the favorable effects of the Company's initiatives to improve profitability will not become apparent in the Company's operating results until the second half of fiscal 1996, the Company expects cash flow from operations to be favorably affected throughout the year and to be higher in fiscal 1996 than in recent years.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow from operations of $1.6 million was generated during the first quarter of fiscal 1996 compared to negative $53.6 million of cash flow from operations generated during the first quarter of fiscal 1995. This was achieved primarily through an improvement in inventory management which resulted in a reduction in total inventories of 7% and in inventories per Michaels store of 19% compared to the end of the first quarter of fiscal 1995. Indebtedness outstanding under the Company's bank credit agreement (as amended, the "Credit Agreement") at the end of the first quarter of fiscal 1996 was $73.5 million versus $129.0 million at the end of the first quarter of fiscal 1995, reflecting both the reduced level of inventories and the $25 million of proceeds from the April 1996 Private Placement (defined below). Amounts outstanding under the Credit Agreement, for which the carrying cost is at fair value, bear interest at a Eurodollar rate plus a premium and/or at the prime rate (a blended rate of 7.16% at April 28, 1996). The Company is in compliance with all covenants in the Credit Agreement as of April 28, 1996.

    In April 1996 the Company completed a private placement of 2,000,000 shares of the Company's Common Stock at a price of $12.50 per share (the "Private Placement"). The Common Stock was sold through three private transactions with separate entities owned by independent trusts of which family members of Sam Wyly and Charles J. Wyly, Jr. are beneficiaries. The shares of Common Stock sold in the Private Placement are subject to certain restrictions on future transfer. In addition, the

Company will be required to register the shares issued in the Private Placement pursuant to the Securities Act of 1933, as amended, upon demand by the holder of the shares after one year from the date of purchase.

    The Company has filed a registration statement with the Securities and Exchange Commission relating to the proposed issuance of $125 million of Senior Notes due 2006 (the "Notes"). The Company plans to use up to the full amount of the net proceeds from the sale of the Notes to reduce indebtedness under the Credit Agreement. The balance, if any, will be applied to scheduled store renovations and new stores planned for fiscal 1996 and for general corporate purposes.

    The offering of the Notes is part of a broader refinancing plan (the "Refinancing") designed to increase the Company's financial flexibility by diversifying its sources of capital and extending the maturities of its currently outstanding debt, thereby reducing the Company's reliance on bank debt to fund its longer term capital requirements. The sources of capital for the Refinancing include the offering of the Notes and the Private Placement. The Company has had negotiations with the administrative lender under the Credit Agreement to reduce the amount of the facility from a maximum of $200 million to a maximum of $100 million and to modify certain covenants. Following the
Refinancing, the Company expects to use the borrowings available under the modified Credit Agreement primarily to finance seasonal working capital requirements.

    The Company opened five Michaels stores during the first three months of fiscal 1996. Capital expenditures for these stores amounted to approximately $1.2 million. Additional capital expenditures of approximately $6.6 million during the quarter related primarily to the expansion, relocation or remodelling of six existing stores, and for various systems enhancements not funded through the Company's capital lease facility with IBM Credit Corporation. The Company expects capital expenditures during the remainder of fiscal 1996 to total approximately $30 million, relating primarily to costs for store relocations and remodeling, the relocation of a distribution center and the corporate offices, and for additional systems enhancements.

    At April 28, 1996, the Company had working capital of $243.9 million compared to $229.0 million at January 28, 1996. At that same date, the Company had $109.2 million in available unused credit capacity under the Credit Agreement. Management believes that the Company has sufficient working capital, cash flow from operating activities, capital lease financing, and available unused credit capacity to sustain current growth plans. The successful completion of the offering of the Notes is not necessary for the Company to sustain its current growth plans.

RESULTS OF OPERATIONS

    The following table shows the percentage of net sales that each item in the Consolidated Statements of Income represents. This table should be read in conjunction with the following discussion and with the Company's financial statements, including the notes:

                                                                                          FOR THE
                                                                                       QUARTER ENDED
                                                                                    --------------------
                                                                                    APRIL 28,  APRIL 30,
                                                                                      1996       1995
                                                                                    ---------  ---------
Net sales.........................................................................      100.0%    100.0%
Cost of sales and occupancy expense...............................................       67.9       64.8
Selling, general and administrative expense.......................................       29.5       29.4
                                                                                    ---------  ---------
Operating income..................................................................        2.6        5.8
Interest expense..................................................................        1.2        1.3
Other income, net.................................................................       (0.1)      (0.1)
                                                                                    ---------  ---------
Income before income taxes........................................................        1.5        4.6
Provision for income taxes........................................................        0.6        1.8
                                                                                    ---------  ---------
Net income........................................................................        0.9%       2.8%
                                                                                    ---------  ---------
                                                                                    ---------  ---------

THREE MONTHS ENDED APRIL 28, 1996 COMPARED TO THE
 THREE MONTHS ENDED APRIL 30, 1995

    Net sales in the first quarter of fiscal 1996 increased $36.3 million, or 14%, over the first quarter of fiscal 1995. The results for the first quarter of fiscal 1996 included sales from 51 Michaels stores (net of 3 closures) that were opened during the twelve month period ended April 28, 1996 and 68 Aaron Brothers stores that were acquired during the first quarter of fiscal 1995. During the first quarter, sales of the new and acquired stores accounted for an increase of $41.1 million. Comparable store sales declined one percent in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995.

    Cost of sales and occupancy expense, as a percentage of net sales, for the first quarter of fiscal 1996 increased by 3.1% compared to the first quarter of fiscal 1995 which management believes was due primarily to promotional markdowns of spring, Easter and wearable art merchandise and increased distribution and occupancy costs. Promotional markdowns were required largely due to overbuying of seasonal merchandise in fiscal 1995 prior to the Company's decision to slow down its store expansion program. Distribution costs as a percentage of net sales increased primarily due to less efficient utilization of shipping capacity. Management believes that transportation costs will be more effectively leveraged in the future as the Company moves a greater percentage of the Company's merchandise inventories into its regional distribution centers in order to reduce direct-to-store shipments. The increase in occupancy costs resulted from a high proportion of newer stores having a relatively low sales base available to absorb fixed occupancy costs.

    Selling, general and administrative expense, as a percentage of net sales, increased by 0.1% in the first quarter of fiscal 1996 compared to the first quarter of 1995.

                             MICHAELS STORES, INC.
                                   FORM 10-Q
                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

    Exhibit 4 -- First Amended and Restated Credit Agreement dated as of June 18, 1994 among Michaels Stores, Inc., Nationsbank of Texas, N.A. and the other lenders signatory thereto.

    Exhibit 11 -- Computation of Earnings Per Common Share for the Three Months Ended April 28, 1996.

    Exhibit 27 -- Financial Data Schedule

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

                                          MICHAELS STORES, INC.

                                          By:          /s/ R. DON MORRIS

                                             -----------------------------------
                                                        R. Don Morris
                                             EXECUTIVE VICE PRESIDENT AND CHIEF
                                                 FINANCIAL OFFICER (PRINCIPAL
                                                      FINANCIAL OFFICER)

Dated: June 10, 1996

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                                                         DESCRIPTION                                               PAGE
- ---------             -----------------------------------------------------------------------------------------------     -----
    4         --      First Amended and Restated Credit Agreement dated as of June 18, 1994 among Michaels Stores,
                       Inc., Nationsbank of Texas, N.A. and the other lenders signatory thereto.
   11         --      Computation of Earnings Per Common Share for the Three Months Ended April 28, 1996.
   27         --      Financial Data Schedule