Form 10-Q
period 1996-07-28
MICHAELS STORES INC
filed 1996-09-11
CIK 740670

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

                  For the quarterly period ended July 28, 1996
                                       OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-11822
                           __________________________

                             MICHAELS STORES, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                     75-1943604
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                  Identification Number)

                             8000 Bent Branch Drive
                            Irving, Texas 75063-6041
                                P.O. Box 619566
                             DFW, Texas 75261-9566
          (Address of principal executive offices, including zip code)

                                 (972) 409-1300
              (Registrant's telephone number, including area code)


                             ______________________

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


                                               Shares Outstanding as of
                  Title                            September 6, 1996
                                                   _________________
   Common stock, par value $.10 per share             23,552,976

                             MICHAELS STORES, INC.
                                   FORM 10-Q
                         Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                             MICHAELS STORES, INC.
                          CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)
                                  (Unaudited)

                                     ASSETS

                                                July 28,       January 28,
                                                  1996            1996
                                                ________       ___________
Current assets:
  Cash and equivalents                          $  8,565         $  2,870
  Merchandise inventories                        418,791          366,102
  Income taxes receivable and
    deferred income taxes                         38,570           35,177
  Prepaid expenses and other                      15,391           12,143
                                                ________         ________
    Total current assets                         481,317          416,292
                                                ________         ________

Property and equipment, at cost                  291,162          255,386
  Less accumulated depreciation                  (98,172)         (82,157)
                                                ________         ________
                                                 192,990          173,229
Costs in excess of net assets of
  acquired operations, net                       141,984          143,721
Other assets                                       7,391            6,538
                                                ________         ________
                                                 149,375          150,259
                                                ________         ________
                                                $823,682         $739,780
                                                ________         ________
                                                ________         ________


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $ 99,801         $ 98,799
  Short-term bank debt                            19,000               -
  Accrued liabilities and other                   83,084           88,510
                                                ________         ________
    Total current liabilities                    201,885          187,309
                                                ________         ________

Bank debt                                             -            87,200
Convertible subordinated notes                    96,940           96,940
Senior notes                                     125,000               -
Deferred income taxes and other                   43,753           32,378
                                                ________         ________
    Total long-term liabilities                  265,693          216,518
                                                ________         ________

                                                 467,578          403,827
                                                ________         ________

Commitments and contingencies

Shareholders' equity:
  Common stock, 23,548,210
    shares outstanding                             2,355            2,150
  Additional paid-in capital                     268,676          243,325
  Retained earnings                               85,073           90,478
                                                ________         ________
    Total shareholders' equity                   356,104          335,953
                                                ________         ________
                                                $823,682         $739,780
                                                ________         ________
                                                ________         ________

See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                  (Unaudited)

                                                  Quarter Ended
                                              _______________________

                                              July 28,       July 30,
                                               1996           1995
                                              ________       ________
Net sales                                     $260,476       $259,910

Cost of sales and occupancy expense            184,574        230,133
Selling, general and administrative
  expense                                       83,981         84,750
                                              ________       ________

Operating loss                                  (8,079)       (54,973)

Interest expense                                 4,824          4,537
Other (income) and expense, net                   (106)         1,476
                                              ________       ________

Loss before income taxes                       (12,797)       (60,986)

Income tax benefit                              (4,864)       (27,862)
                                              ________       ________

Net loss                                      $ (7,933)      $(33,124)
                                              ________       ________
                                              ________       ________

Loss per common share                           $ (.34)        $(1.55)
                                                ______         ______
                                                ______         ______

Weighted average common shares outstanding      23,532         21,413
                                                ______         ______
                                                ______         ______





See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                  (Unaudited)

                                                Six Months Ended
                                             ______________________

                                             July 28,      July 30,
                                               1996          1995
                                             ________      ________
Net sales                                    $562,351      $525,457

Cost of sales and occupancy expense           389,641       402,176
Selling, general and administrative
  expense                                     172,951       162,834
                                             ________      ________

Operating loss                                   (241)      (39,553)

Interest expense                                8,534         7,878
Other (income) and expense, net                  (373)        1,267
                                             ________      ________

Loss before income taxes                       (8,402)      (48,698)

Income tax benefit                             (3,194)      (23,131)
                                             ________      ________

Net loss                                     $ (5,208)     $(25,567)
                                             ________      ________
                                             ________      ________

Loss per common share                          $ (.23)       $(1.20)
                                               ______        ______
                                               ______        ______

Weighted average common shares outstanding     22,782        21,392
                                               ______        ______
                                               ______        ______




See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                      Six Months Ended
                                                    _____________________

                                                    July 28,     July 30,
                                                     1996          1995
                                                    ________     ________
Operating activities:
  Net loss                                         $ (5,208)     $(25,567)
  Adjustments:
    Depreciation and amortization                    17,968        15,756
    Other                                               362            -
    Change in assets and liabilities excluding
      the effects of acquisitions:
      Merchandise inventories                       (52,689)       (8,772)
      Prepaid expenses and other                     (3,247)       (7,719)
      Deferred income taxes and other                (1,452)      (25,875)
      Accounts payable                                1,002       (35,646)
      Accrued liabilities and other                  (9,637)       (7,521)
                                                   ________      ________

        Net change in assets and liabilities        (66,023)      (85,533)
                                                   ________      ________

        Net cash used in operating activities       (52,901)      (95,344)
                                                   ________      ________

Investing activities:
  Additions to property and equipment               (16,817)      (30,441)
  Net proceeds from sales of property
    and equipment                                        -          1,791
  Net proceeds from sales of marketable
    securities                                           -         10,705
  Acquisitions and other                             (2,672)      (24,683)
                                                   ________      ________

        Net cash used in investing activities       (19,489)      (42,628)
                                                   ________      ________


Financing activities:
  Net borrowings (repayments) under bank
    credit facilities                               (68,200)      135,300
  Proceeds from issuance of senior notes            120,940            -
  Proceeds from issuance of common stock and other   25,345           859
                                                   ________      ________

        Net cash provided by financing activities    78,085       136,159
                                                   ________      ________

Net increase (decrease) in cash and equivalents       5,695        (1,813)
Cash and equivalents at beginning of year             2,870         1,907
                                                   ________      ________

Cash and equivalents at end of period              $  8,565      $     94
                                                   ________      ________
                                                   ________      ________




See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Three and Six Months ended July 28, 1996
                                  (Unaudited)

Note A
______

The accompanying consolidated financial statements are unaudited (except for the Consolidated Balance Sheet as of January 28, 1996) and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of financial position and results of operations for the three and six months ended July 28, 1996. All of such adjustments are of a normal and recurring nature. Because of the seasonal nature of the Company's business, the results of operations for the three and six months ended July 28, 1996 are not indicative of the results to be expected for the entire year.

Note B
______

Indebtedness outstanding under the Company's bank credit agreement, as amended (the "Credit Agreement") at the end of the second quarter of fiscal 1996 was $19.0 million versus $87.2 million at the end of the fiscal year ended January 28,1996. Amounts outstanding under the Credit Agreement, for which the carrying cost is at fair value, bear interest at a Eurodollar rate plus a premium and/or at the prime rate (a blended rate of 7.52% at July 28, 1996). The Company is in compliance with all covenants in the Credit Agreement as of July 28, 1996.

Note C
______

Investing and financing activities not affecting cash in the six months ended July 28, 1996 included additions to property and equipment through capital lease obligations of $18,091,000 related to the acquisition of new computer equipment.

Note D
______

Effective January 29, 1996 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption did not have a material effect on the financial condition or results of operations of the Company.

Note E
______

Earnings per share data are based on the weighted average number of shares outstanding, including common stock equivalents and other dilutive securities when applicable. The assumed conversion of the convertible subordinated notes was anti-dilutive for all periods presented and was therefore not included in the calculation of fully diluted earnings per share data for any of the periods.

Note F
______

In August 1995, two lawsuits were filed by certain security holders against the Company and certain present and former officers and directors seeking class action status on behalf of purchasers of the Company's Common Stock between February 1, 1995 and August 23, 1995. Among other things, the plaintiffs allege that misstatements and omissions by defendants relating to projected and historical operating results, inventory and other matters involving future plans resulted in an inflation of the prices of the Company's Common Stock. The plaintiffs seek on behalf of the purported class an unspecified amount of compensatory damages and reimbursement for the plaintiffs' fees and expenses. The United States District Court for the Northern District of Texas consolidated the two lawsuits on November 16, 1995. In response to motions filed by the Company and the individual defendants, the Court dismissed certain portions of the complaint and permitted the plaintiffs to proceed with discovery. The Company believes the claims are without merit and intends to vigorously defend this action.

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

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations



General

Certain statements contained in this section which are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, customer demand and trends in the arts, crafts and decorative items industry, related inventory risks due to shifts in customer demand, the effect of economic conditions, the impact of competitors' locations and pricing, difficulties with respect to new technologies such as point-of-sale systems, supply constraints or difficulties, and the results of financing efforts.

During the first six months of fiscal 1996, the Company has focused on certain projects to improve store operations including the implementation of a standardized merchandising and operating format. This temporary shift in focus diverted store labor from more traditional selling activities. During this transition period, advertising was reduced from prior-year levels. Comparable store sales growth during the first six months of fiscal 1996 was negatively affected and compared unfavorably to the first six months of fiscal 1995 (a period including promotional activity that contributed to a 9% comparable store sales increase). However, despite the comparable store sales decline in the first and second quarters of fiscal 1996 and additional comparable store sales declines which the Company expects to occur in some individual months during the remainder of the year, the Company expects to achieve a comparable store sales increase for the second half of fiscal 1996 taken as a whole as the benefits from the standardization program and other initiatives begin to be realized.

The Company expects that operating results will continue to be negatively impacted by several factors in the early part of the third quarter of fiscal 1996. In connection with the reduction in merchandise assortment, the Company has relaid substantially all stores with new planograms. As a result of the relaying of the stores, the Company has experienced disruption in its stores and increased labor costs. Further, the reduced inventory assortment in the Michaels stores did not attain optimal presentation until substantially all of the planograms were reset to a chainwide format, and optimal in-stock position has not yet been achieved. While the favorable effects of the Company's initiatives to improve profitability are not expected to become apparent in the Company's operating results until late in the third quarter of fiscal 1996, the Company continues to expect cash flow from operations to be favorably affected throughout the year and to be higher in fiscal 1996 than in recent years.

Liquidity and Capital Resources

Cash flow from operations of negative $52.9 million was generated during the first six months of fiscal 1996 compared to negative $95.3 million of cash flow from operations generated during the first six months of fiscal 1995. Indebtedness outstanding under the Company's bank credit agreement (the "Credit Agreement") at the end of the second quarter of fiscal 1996 was $19.0 million versus $176.4 million at the end of the second quarter of fiscal 1995, reflecting the reduced level of inventories, the $25 million of proceeds from the April 1996 Private Placement (defined below) and the $120.9 million of net proceeds from the offering of the Notes (defined below). Amounts outstanding under the Credit Agreement, for which the carrying cost is at fair value, bear interest at a Eurodollar rate plus a premium and/or at the prime rate (a blended rate of 7.52% at July 28, 1996). In connection with the offering of the Notes (as defined below) in June 1996, the Company also amended the Credit Agreement to reduce the amount of the facility from a maximum of $200 million to a maximum of $100 million and to modify certain covenants. The Company now uses the borrowings available under the Credit Agreement primarily to finance seasonal working capital requirements.

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

In June 1996 the Company completed a public offering of $125 million of Senior Notes due 2006 (the "Notes"). The Company used the full amount of the net proceeds from the sale of the Notes to reduce indebtedness under the Credit Agreement.

The Company opened eight Michaels stores during the first six months of fiscal 1996. Capital expenditures for these stores amounted to approximately $2.0 million. Additional capital expenditures of approximately $14.8 million during the first six months related primarily to the expansion, relocation or remodelling of 16 existing stores, the relocation of a distribution center and the corporate offices, and various systems enhancements not funded through the Company's capital lease facility with IBM Credit Corporation.
The Company expects capital expenditures during the remainder of fiscal 1996 to total approximately $25 million, relating primarily to costs for store relocations, remodeling and for additional systems enhancements.

At July 28, 1996, the Company had working capital of $279.4 million compared to $229.0 million at January 28, 1996. At that same date, the Company had $66.0 million in available unused credit capacity under the Credit Agreement. Management believes that the Company has sufficient working capital, cash flow from operating activities, capital lease financing, and available unused credit capacity to sustain its growth.

Results of Operations
_____________________

The following table shows the percentage of net sales that each item in the Consolidated Statements of Operations represents. This table should be read in conjunction with the following discussion and with the Company's financial statements, including the notes:

                                     For the                 For the
                                   Quarter Ended         Six Months Ended
                                ___________________     __________________

                                July 28,   July 30,     July 28,  July 30,
                                  1996       1995         1996      1995
                                ________   ________     ________  ________

Net sales                        100.0%     100.0%       100.0%     100.0%
Cost of sales and occupancy
  expense                         70.9       88.5         69.3       76.5
Selling, general and
  administrative expense          32.2       32.6         30.7       31.0
                                 _____      _____        _____      _____

Operating loss                    (3.1)     (21.1)        (0.0)      (7.5)

Interest expense                   1.9        1.7          1.5        1.5
Other (income) and expense,
  net                             (0.1)       0.6         (0.0)       0.3
                                 _____      _____        _____      _____

Loss before income taxes          (4.9)     (23.4)        (1.5)      (9.3)

Income tax benefit                (1.9)     (10.7)        (0.6)      (4.4)
                                 _____      _____        _____      _____

Net loss                          (3.0)%    (12.7)%       (0.9)%     (4.9)%
                                 _____      _____        _____      _____
                                 _____      _____        _____      _____


Three months ended July 28, 1996 compared to the
________________________________________________

  three months ended July 30, 1995
  ________________________________

Net sales in the second quarter of fiscal 1996 increased $0.6 million, over the second quarter of fiscal 1995. The results for the second quarter of fiscal 1996 included sales from 34 Michaels stores (net of two closures) that were opened during the twelve month period ended July 28, 1996. During the second quarter, sales of the new stores accounted for an increase of $18.2 million. Comparable store sales declined 7 percent in the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995.

Cost of sales and occupancy expense, as a percentage of net sales, for the second quarter of fiscal 1996 decreased by 17.6% compared to the second quarter of fiscal 1995 due primarily to the $57.5 million charge taken in the second quarter of fiscal 1995 to cover unusual costs and expenses associated with the SKU reduction program. Adjusting for the 1995 charge, cost of sales and occupancy expense for the second quarter of fiscal 1996 increased by 4.4% from the prior year, due primarily to the negative effect of fixed occupancy and distribution costs on a lower sales base (for comparable stores) and the addition of 34 more stores since the second quarter of fiscal 1995 (which have a relatively low sales base available to absorb fixed occupancy costs). Contributing to the increase was a decline in gross margins which management attributes to a higher percentage of promotional markdowns in the current year compared to the prior year (net of the effect of the $57.5 million charge). Also, distribution costs, as a percentage of net sales, increased primarily due to less efficient utilization of shipping capacity compared to the prior year as the new Texas facility began limited operations in the quarter. The Company expects that the trend in higher cost of sales and occupancy expense, as a percentage of net sales, will continue through much of the third fiscal quarter, in part due to a special clearance sale, which began in early September, to sell off remaining merchandise that does not fit into a fully planogrammed Michaels store format; however, the Company expects a return to a favorable comparison in the fourth quarter of fiscal 1996.

Selling, general and administrative expense, as a percentage of net sales, decreased by 0.4% in the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995 due primarily to the inclusion in the prior year of $4.9 million of unusual costs and expenses associated with the SKU reduction program. Adjusting for these unusual costs, expenses increased, as a percentage of net sales, by 1.5% over the second quarter of 1995, due primarily to increases in store labor (due in part to the installation of point-of-sale registers and the resetting of merchandise), depreciation and administrative expense, offset in part by reductions in advertising, pre-opening and other store selling costs.

Interest expense, as a percentage of net sales, increased by 0.2% over the prior year primarily due to the higher interest rate on the Notes compared to the short term bank borrowings in the prior year. Interest expense, in comparison to the prior year, will continue to be negatively affected by the Notes for the remainder of the year.

Six months ended July 28, 1996 compared to the
______________________________________________

  six months ended July 30, 1995
  ______________________________

Net sales in the first six months of fiscal 1996 increased $36.9 million, or 7%, over the first six months of fiscal 1995. The results for the first six months of fiscal 1996 included sales from 34 Michaels stores (net of two closures) that were opened during the twelve month period ended July 28, 1996 and 69 Aaron Brothers stores that were included since April 1995. During the first six months, sales of the new and acquired stores accounted for an increase of $59.3 million. Comparable store sales declined 4 percent in the first six months of fiscal 1996 compared to the first six months of fiscal 1995.

Cost of sales and occupancy expense, as a percentage of net sales, for the first six months of fiscal 1996 decreased by 7.2% compared to the first six months of fiscal 1995 due primarily to the $57.5 million charge taken in the second quarter of fiscal 1995 to cover unusual costs and expenses associated with the SKU reduction program. Adjusting for the 1995 charge, cost of sales and occupancy expense for the first six months of fiscal 1996 increased by 3.7% from the prior year, which management believes was due primarily to an increase in promotional markdowns and increased distribution and occupancy costs. Distribution costs, as a percentage of net sales, increased primarily due to less efficient utilization of shipping capacity. Management believes that transportation costs will be more effectively leveraged in the future as the Company is in the process of moving a greater percentage of the Company's merchandise inventories into its regional distribution centers in order to reduce more expensive direct-to-store shipments. The increase in occupancy costs, as a percentage of net sales, resulted from a high proportion of newer stores having a relatively low sales base available to absorb fixed occupancy costs.

Selling, general and administrative expense, as a percentage of net sales, decreased by 0.3% in the first six months of fiscal 1996 compared to the first six months of 1995 primarily due to the inclusion in the prior year of $4.9 million of unusual costs and expenses associated with the SKU reduction program. Adjusting for these unusual costs, expenses increased, as a percentage of net sales, by 0.7% over the first six months of fiscal 1995, due primarily to increases in store labor, advertising, and depreciation, offset in part by reductions in pre-opening and other store selling costs.

                             MICHAELS STORES, INC.

                                   FORM 10-Q
                          Part II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 3.1 - Bylaws of the Registrant, as amended and restated. (1)

     Exhibit 3.2 - Restated Certificate of Incorporation of the
Registrant.(2)

     Exhibit 4 - Indenture dated as of June 21, 1996 between Michaels Stores, Inc. and The Bank of New York.

     Exhibit 27  - Financial Data Schedule.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the period covered by this report.






          (1) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 29, 1995 and incorporated herein by reference.

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


By:  /s/ R. Don Morris
    __________________

    R. Don Morris
    Executive Vice President and
    Chief Financial Officer
    (Principal Financial Officer)



Dated: September 11, 1996

                                 EXHIBIT INDEX
EXHIBIT
NUMBER                     DESCRIPTION                        PAGE

3.1       Bylaws of the Registrant, as amended and restated. (1)

3.2       Restated Certificate of Incorporation of the Registrant.(2)

4 Indenture dated as of June 21, 1996 between Michaels Stores, Inc. and the Bank of New York.

27        Financial Data Schedule.







______________________



          (1) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 29, 1995 and incorporated herein by reference.

          (2) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8 (No. 33-54726) and incorporated herein by reference.

                                                               EXHIBIT 4


          INDENTURE dated as of June 21, 1996, between MICHAELS STORES, INC., a Delaware corporation (the "Company"), and THE BANK OF NEW YORK, a New York banking corporation (the "Trustee").

          Each party agrees as follows for the benefit of the other party and for the equal and ratable benefit of the Holders of the Company's 10 % Senior Notes Due 2006 (the "Securities"):


                                 ARTICLE 1

                Definitions and Incorporation by Reference

          SECTION 1.1    Definitions.

          "Additional Assets" means (i) any property or assets (other than inventory in the ordinary course of business and other than Indebtedness and Capital Stock) in a Related Business; (ii) the Capital Stock of a Person that becomes a Restricted Subsidiary as a result of the acquisition of such Capital Stock by the Company or another Restricted Subsidiary; or (iii) Capital Stock constituting a minority interest in any Person that at such time is a Restricted Subsidiary; provided, however, that, in the case of clauses (ii) and (iii), such Restricted Subsidiary is primarily engaged in a Related Business.

          "Affiliate" of any specified Person means any other Person, directly or indirectly, controlling or controlled by or under direct or indirect common control with such specified Person. For the purposes of this definition, "control" when used with respect to any Person means the power to direct the management and policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise; and the terms "controlling" and "controlled" have meanings correlative to the foregoing. For purposes of Sections 4.6 and 4.7 only, "Affiliate" shall also mean any beneficial owner of shares representing 10% or more of the total voting power of the Voting Stock (on a fully diluted basis) of the Company or of rights or warrants to purchase such Voting Stock (whether or not currently exercisable) and any Person who would be an Affiliate of any such beneficial owner pursuant to the first sentence hereof.

          "Asset Disposition" means any sale, lease, transfer or other disposition (or series of related sales, leases, transfers or dispositions) of shares of Capital Stock of a Restricted Subsidiary (other than directors' qualifying shares), property or other assets (each referred to for the purposes of this definition as a "disposition") by the Company or any of its Restricted Subsidiaries (including any disposition by means of a merger, consolidation or similar transaction) other than (i) a disposition by a Restricted Subsidiary to the Company or by the Company or a Restricted Subsidiary to a Wholly Owned Subsidiary, (ii) a disposition of property, assets, inventory or Temporary Cash Investments in the ordinary course of business, (iii) for purposes of Section 4.6 only, a disposition that constitutes a Restricted Payment permitted by Section 4.4, (iv) a disposition of duplicative or excessive real property where less than 75% of the consideration received is in the form of cash or Temporary Cash Investments, which disposition occurs within one year of the acquisition thereof and (v) any disposition of assets with an aggregate fair market value (as determined in good faith by the Board of Directors) of less than $1 million.

          "Attributable Indebtedness" in respect of a Sale/Leaseback Transaction means, as at the time of determination, the present value (discounted at the interest rate borne by the Securities, compounded annually) of the total obligations of the lessee for rental payments during the remaining term of the lease included in such Sale/Leaseback Transaction (including any period for which such lease has been extended); provided, however, that "Attributable Indebtedness" shall not include any such obligations to the extent they relate to the lease of stores, warehouses, offices or distribution facilities, including without limitation, the fixtures appertaining thereto, unless such obligations are required to be recorded on the Company's balance sheet in accordance with GAAP.

          "Average Life" means, as of the date of determination, with respect to any Indebtedness or Preferred Stock, the quotient obtained by dividing (i) the sum of the product of the numbers of years from the date of determination to the dates of each successive scheduled principal payment of such Indebtedness or redemption or similar payment with respect to such Preferred Stock multiplied by the amount of such payment by (ii) the sum of all such payments.

          "Board of Directors" means the Board of Directors or equivalent governing body of a Person (or the general partner of such Person, as the case may be) or any committee thereof duly authorized to act on behalf of such Board or equivalent governing body.

          "Business Day" means a day other than a Saturday, Sunday or other day on which banking institutions in New York State are authorized or required by law to close.

          "Capitalized Lease Obligation" means an obligation that is required to be classified and accounted for as a capitalized lease for financial reporting purposes in accordance with GAAP, and the amount of Indebtedness represented by such obligation shall be the capitalized amount of such obligation determined in accordance with GAAP; and the Stated Maturity thereof shall be the date of the last payment of rent or any other amount due under such lease.

          "Capital Stock" of any Person means any and all shares, interests, rights to purchase, warrants, options, participations or other equivalents of or interests in (however designated) equity of such Person, including any Preferred Stock, but excluding any debt securities convertible into such equity.

          "Change of Control" means the occurrence of any of the following events with respect to the Company:

               (i)  (A)  any "person" (as such term is used in Sec-

          tions 13(d) and 14(d) of the Exchange Act), other than one or more Permitted Holders, is or becomes the "beneficial owner" (as defined in Rules 13d-3 and 13d-5 under the Exchange Act), directly or indirectly, of more than 35% of the total voting power of the Voting Stock of the Company and (B) the Permitted Holders "beneficially own" (as defined in Rules 13d-3 and 13d-5 under the Exchange Act), directly or indirectly, in the aggregate a lesser percentage of the total voting power of the Voting Stock of the Company than such other person and do not have the right or ability by voting power, contract or otherwise to elect or designate for election a majority of the Board of Directors of the Company (for the purposes of this clause, such other person shall be deemed to beneficially own any Voting Stock of a specified corporation held by a parent corporation, if such other person "beneficially owns" (as defined in Rules 13d-3 and 13d-5 under the Exchange Act), directly or indirectly, more than 35% of the voting power of the Voting Stock of such parent corporation and the Permitted Holders "beneficially own" (as defined in Rules 13d-3 and 13d-5 under the Exchange Act), directly or indirectly, in the aggregate a lesser percentage of the voting power of the Voting Stock of such parent corporation and do not have the right or ability by voting power, contract or otherwise to elect or designate for election a majority of the board of directors of such parent corporation);

                   (ii) during any period of two consecutive years, individuals who at the beginning of such period constituted the Board of Directors of the Company (together with any new directors whose election by such Board of Directors or whose nomination for election by the shareholders of the Company was approved by a vote of 66-2/3% of the directors of the Company then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the Board of Directors of the Company then in office;

                  (iii) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, the assets of the Company to any Person or group of Persons (other than to any Wholly
          Owned Subsidiary of the Company); or

                   (iv) the merger or consolidation of the Company with or into another corporation with the effect that either
          (A) immediately after such transaction any person (as defined in clause (i) above) (other than a Permitted
          Holder) shall have become the "beneficial owner" (as defined in clause (i) above) of securities of the surviving corporation of such merger or consolidation representing a majority of the voting power of the Voting Stock of the surviving corporation or (B) the securities of the Company that are outstanding immediately prior to such transaction and which represent 100% of the voting power of the Voting Stock of the Company are changed into or exchanged for cash, securities or property, unless pursuant to such transaction such securities are changed into or exchanged for, in addition to any other consideration, (1) securities of the surviving corporation that represent immediately after such transaction, at least a majority of the voting power of the Voting Stock of the surviving corporation or (2) securities that represent immediately after such transaction at least a majority of the voting power of the Voting Stock of the corporation that owns, directly or indirectly, 100% of the voting power of the Voting
          Stock of the surviving corporation of that transaction.

          "Code" means the Internal Revenue Code of 1986, as amended.

          "Consolidated Coverage Ratio" as of any date of determination means the ratio of (i) the aggregate amount of EBITDA for the period of the most recent four consecutive fiscal quarters ending at least 45 days prior to the date of such determination to
(ii) Consolidated Interest Expense for such four fiscal quarters; provided, however, that (1) if the Company or any Restricted Subsidiary has Incurred any Indebtedness since the beginning of such period that remains outstanding or if the transaction giving rise to the need to calculate the Consolidated Coverage Ratio is an Incurrence of Indebtedness, or both, EBITDA and Consolidated Interest Expense for such period shall be calculated after giving effect on a pro forma basis to such Indebtedness as if such Indebtedness had been Incurred on the first day of such period and the discharge of any other Indebtedness repaid, repurchased, defeased or otherwise discharged with the proceeds of such new Indebtedness as if such discharge had occurred on the first day of such period, (2) if since the beginning of such period the Company or any Restricted Subsidiary shall have made any Asset Disposition or if the transaction giving rise to the need to calculate the Consolidated Coverage Ratio is an Asset Disposition, the EBITDA for such period shall be reduced by an amount equal to the EBITDA (if positive) directly attributable to the assets which are the subject of such Asset Disposition for such period, or increased by an amount equal to the EBITDA (if negative) directly attributable thereto for such period and Consolidated Interest Expense for such period shall be reduced by an amount equal to the Consolidated Interest Expense directly attributable to any Indebtedness of the Company or any Restricted Subsidiary repaid, repurchased, defeased or otherwise discharged with respect to the Company and its continuing Restricted Subsidiaries in connection with such Asset Disposition for such period (or, if the Capital Stock of any Restricted Subsidiary is sold, the Consolidated Interest Expense for such period directly attributable to the Indebtedness of such Restricted Subsidiary to the extent the Company and its continuing Restricted Subsidiaries are no longer liable for such Indebtedness after such sale), (3) if since the beginning of such period the Company or any Restricted Subsidiary (by merger or otherwise) shall have made an Investment in any Restricted Subsidiary (or any Person which becomes a Restricted Subsidiary) or an acquisition of assets, including any acquisition of assets occurring in connection with a transaction causing a calculation to be made hereunder, which constitutes all or substantially all of an operating unit of a business, EBITDA and Consolidated Interest Expense for such period shall be calculated after giving pro forma effect thereto (including the Incurrence of any Indebtedness) as if such Investment or acquisition occurred on the first day of such period and (4) if since the beginning of such period any Person (that subsequently became a Restricted Subsidiary or was merged with or into the Company or any Restricted Subsidiary since the beginning of such period) shall have made any Asset Disposition or any Investment that would have required an adjustment pursuant to clause (2) or (3) above if made by the Company or a Restricted Subsidiary during such period, EBITDA and Consolidated Interest Expense for such period shall be calculated after giving pro forma effect thereto as if such Asset Disposition or Investment occurred on the first day of such period. For purposes of this definition, whenever pro forma effect is to be given to an acquisition of assets, the amount of income or earnings relating thereto and the amount of Consolidated Interest Expense associated with any Indebtedness Incurred in connection therewith, the pro forma calculations shall be determined in good faith by a responsible financial or accounting Officer of the Company. If any Indebtedness bears a floating rate of interest and is being given pro forma effect, the interest expense on such Indebtedness shall be calculated as if the rate in effect on the date of determination had been the applicable rate for the entire period (taking into account any Interest Rate Agreement applicable to such Indebtedness if such Interest Rate Agreement has a remaining term in excess of 12 months).

          "Consolidated Interest Expense" means, for any period, the total interest expense of the Company and its consolidated Restricted Subsidiaries, plus, to the extent not included in such interest expense, (i) interest expense attributable to capital leases, (ii) amortization of debt discount and debt issuance cost,
(iii) capitalized interest, (iv) non-cash interest expense, (v) commissions, discounts and other fees and charges with respect to letters of credit and bankers' acceptance financing, (vi) interest actually paid by the Company or any such Restricted Subsidiary pursuant to a Guarantee of Indebtedness or other obligation of any other Person, (vii) net costs associated with Hedging Obligations (including amortization of fees), (viii) Preferred Stock dividends in respect of all Preferred Stock of the Company and its Subsidiaries held by Persons other than the Company or a Wholly Owned Subsidiary and (ix) the cash contributions to any employee stock ownership plan or similar trust to the extent such contributions are used by such plan or trust to pay interest or fees to any Person (other than the Company) in connection with Indebtedness Incurred by such plan or trust; provided, however, that there shall be excluded therefrom any such interest expense of any Unrestricted Subsidiary to the extent the related Indebtedness is not Guaranteed or paid by the Company or any Restricted Subsidiary.

          "Consolidated Net Income" means, for any period, the net income (loss) of the Company and its consolidated Subsidiaries in accordance with GAAP; provided, however, that there shall not be included in such Consolidated Net Income:

          (i) any net income (loss) of any Person if such Person is not a Restricted Subsidiary, except that (A) subject to the limitations contained in (iv) below the Company's equity in the net income of any such Person for such period shall be included in such Consolidated Net Income up to the aggregate amount of cash actually distributed by such Person during such period to the Company or a Restricted Subsidiary as a dividend or other distribution (subject, in the case of a dividend or other distribution to a Restricted Subsidiary, to the limitations contained in clause (iii) below) and (B) the Company's equity in a net loss of any such Person (other than an Unrestricted Subsidiary) for such period shall be included in determining such Consolidated Net Income,

              (ii) any net income (loss) of any Person acquired by the Company or a Subsidiary in a pooling of interests transaction for any period prior to the date of such acquisition,

             (iii) any net income of any Restricted Subsidiary if such Restricted Subsidiary is subject to restrictions, directly or indirectly, on the payment of dividends or the making of distributions by such Restricted Subsidiary, directly or indirectly, to the Company, except that (A) subject to the limitations contained in (iv) below the Company's equity in the net income of any such Restricted Subsidiary for such period shall be included in such Consolidated Net Income up to the aggregate amount of cash that could have been distributed by such Restricted Subsidiary during such period to the Company or another Restricted Subsidiary as a dividend
     (subject, in the case of a dividend to another Restricted Subsidiary, to the limitation contained in this clause) and
     (B) the Company's equity in a net loss of any such Restricted Subsidiary for such period shall be included in determining such Consolidated Net Income,

              (iv) any gain (but not loss) realized upon the sale or other disposition of any property, plant or equipment of the Company or its consolidated Subsidiaries (including pursuant to any Sale/Leaseback Transaction) which is not sold or otherwise disposed of in the ordinary course of business and any gain (but not loss) realized upon the sale or other disposition of any Capital Stock of any Person,

          (v)  any extraordinary gain or loss, and

              (vi) the cumulative effect of a change in accounting principles.

          "Consolidated Net Worth" means the total of the amounts shown on the balance sheet of the Company and its Restricted Subsidiaries, determined on a consolidated basis in accordance with GAAP, as of the end of the most recent fiscal quarter of the Company ending at least 45 days prior to the taking of any action for the purpose of which the determination is being made, as (i) the par or stated value of all outstanding Capital Stock of the Company plus (ii) paid-in capital or capital surplus relating to such Capital Stock plus (iii) any retained earnings or earned surplus less (A) any accumulated deficit and (B) any amounts attributable to Disqualified Stock.

          "Credit Agreement" means the First Amended and Restated Credit Agreement, dated as of June 18, 1994, among the Company, the lenders parties thereto, and NationsBank of Texas, N.A., as Administrative Lender, as it may be amended, restated, extended, renewed, refinanced or replaced from time to time (including by the Second Amended and Restated Credit Agreement dated as of June 20,
1996).

          "Currency Agreement" means in respect of a Person any foreign exchange contract, currency swap agreement or other similar agreement as to which such Person is a party or a beneficiary.

          "Default" means any event which is, or after notice or passage of time or both would be, an Event of Default.

          "Depositary" means The Depository Trust Company, its nominees and their respective successors.

          "Disqualified Stock" means, with respect to any Person, any Capital Stock which by its terms (or by the terms of any security into which it is convertible or for which it is exchangeable) or upon the happening of any event (i) matures or is mandatorily redeemable pursuant to a sinking fund obligation or otherwise, (ii) is convertible or exchangeable for Indebtedness or Disqualified Stock or (iii) is redeemable at the option of the holder thereof, in whole or in part, in each case on or prior to the first anniversary of the Stated Maturity of the Securities.

          "EBITDA" for any period means the sum of Consolidated Net Income for such period, plus the following to the extent deducted in calculating such Consolidated Net Income: (i) income tax expense, (ii) Consolidated Interest Expense, (iii) depreciation expense, (iv) amortization expense, and (v) all other non-cash items reducing Consolidated Net Income (excluding any non-cash items to the extent they represent an accrual of, or reserve for, cash disbursements for any subsequent period), less all non-cash items increasing such Consolidated Net Income, in each case for such period. Notwithstanding the foregoing, the income tax expense, depreciation expense and amortization expense of a Restricted Subsidiary of the Company shall be included in EBITDA only to the extent (and in the same proportion) that the net income of such Subsidiary was included in calculating Consolidated Net Income and only if a corresponding amount would be permitted at the date of determination to be distributable to the Company by such Subsidiary as a dividend.

          "Equity Offering" means an offering for cash of common stock of the Company.

          "Exchange Act" means the Securities Exchange Act of 1934, as amended.

          "Foreign Restricted Subsidiary" means a Restricted Subsidiary that is organized and existing under the laws of any country or other jurisdiction other than the United States of America, any State thereof or the District of Columbia and substantially all the assets of which are located outside the United States of America.

          "GAAP" means generally accepted accounting principles in the United States of America as in effect as of the Issue Date, including those set forth in the opinions and pronouncements of the Accounting Principles Board of the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board or in such other statements by such other entity as approved by a significant segment of the accounting profession. All ratios and computations based on GAAP contained in this Indenture shall be computed in conformity with GAAP.

          "Guarantee" means any obligation, contingent or otherwise, of any Person directly or indirectly guaranteeing any Indebtedness or other obligation of any other Person and any obligation, direct or indirect, contingent or otherwise, of such Person (i) to purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness or other obligation of such other Person (whether arising by virtue of partnership arrangements, or by agreement to keep-well, to purchase assets, goods, securities or services, to take-or-pay, or to maintain financial statement conditions or otherwise) or (ii) entered into for purposes of assuring in any other manner the obligee of such Indebtedness or other obligation of the payment thereof or to protect such obligee against loss in respect thereof (in whole or in part); provided, however, that the term "Guarantee" shall not include endorsements for collection or deposit in the ordinary course of business. The term "Guarantee" used as a verb has a corresponding meaning.

          "Hedging Obligations" of any Person means the obligations of such Person pursuant to any Interest Rate Agreement or Currency Agreement.

          "Holder" or "Securityholder" means the Person in whose name a Security is registered on the Registrar's books.

          "Incur" means issue, assume, Guarantee, incur or otherwise become liable for; provided, however, that any Indebtedness or Capital Stock of a Person existing at the time such Person becomes a Subsidiary (whether by merger, consolidation, acquisition or otherwise) shall be deemed to be incurred by such Subsidiary at the time it becomes a Subsidiary.

          "Indebtedness" means, with respect to any Person on any date of determination (without duplication),

          (i) the principal of and premium (to the extent paid or payable at the time of determination) in respect of indebtedness of such Person for borrowed money;

          (ii) the principal of and premium (to the extent paid or payable at the time of determination) in respect of obligations of such Person evidenced by bonds, debentures, notes or other similar instruments;

          (iii) all obligations of such Person in respect of letters of credit or other similar instruments (including reimbursement obligations with respect thereto);

          (iv) all obligations of such Person to pay the deferred and unpaid purchase price of property or services (except Trade Payables), which purchase price is due more than six months after the date of placing such property in service or taking delivery and title thereto or completion of such services;

          (v)  all Capitalized Lease Obligations and all
     Attributable Indebtedness of such Person;

          (vi) the amount of all obligations of such Person with respect to the redemption, repayment or other repurchase of any Disqualified Stock or, with respect to any Subsidiary of the Company, any Preferred Stock of that Subsidiary (but excluding, in each case, any accrued dividends);

          (vii) all Indebtedness of other Persons secured by a Lien on any asset of such Person, whether or not such Indebtedness is assumed by such Person; provided, however, that the amount of Indebtedness shall be the lesser of (A) the fair market value of such asset at such date of determination and (B) the amount of such Indebtedness of such other Persons;

          (viii)  all Indebtedness of other Persons to the extent
     Guaranteed by such Person; and

          (ix) to the extent not otherwise included in this definition, Hedging Obligations of such Person.

The amount of Indebtedness of any Person at any date shall be the outstanding balance at such date of all unconditional obligations as described above and the maximum liability, upon the occurrence of the contingency giving rise to the obligation, of any contingent obligations at such date.

          "Indenture" means this Indenture as amended or supplemented from time to time by one or more supplemental indentures entered into pursuant to the applicable provisions hereof or otherwise in accordance with the terms hereof.

          "Independent Financial Advisor" means any independent investment banking, actuarial, appraisal, consulting or accounting firm experienced in the appraisal or similar review of the applicable transaction or similar types of transactions.

          "Interest Rate Agreement" means with respect to any Person any interest rate protection agreement, interest rate future agreement, interest rate option agreement, interest rate swap agreement, interest rate cap agreement, interest rate collar agreement, interest rate hedge agreement or other similar agreement or arrangement as to which such Person is party or a beneficiary.

          "Investment" in any Person means any direct or indirect advance, loan (other than advances to customers in the ordinary course of business that are recorded as accounts receivable on the balance sheet of such Person) or other extension of credit (including by way of Guarantee or similar arrangement) or capital contribution to (by means of any transfer of cash or other property to others or any payment for property or services for the account or use of others), or any purchase or acquisition of Capital Stock, Indebtedness or other similar instruments issued by such Person. For purposes of the definition of "Unrestricted Subsidiary" and
Section 4.4, (i) "Investment" shall include the portion (proportionate to the Company's equity interest in such Subsidiary) of the fair market value of the net assets of any Subsidiary of the Company at the time that such Subsidiary is designated an Unrestricted Subsidiary, if the Subsidiary is so designated after the Issue Date; provided, however, that upon a redesignation of such Subsidiary as a Restricted Subsidiary, the Company shall be deemed to continue to have a permanent "Investment" in an Unrestricted Subsidiary in an amount (if positive) equal to (x) the Company's "Investment" in such Subsidiary at the time of such redesignation less (y) the portion (proportionate to the Company's equity interest in such Subsidiary) of the fair market value of the net assets of such Subsidiary at the time that such Subsidiary is so redesignated a Restricted Subsidiary; and (ii) any property transferred to or from an Unrestricted Subsidiary shall be valued at its fair market value at the time of such transfer, in each case as determined in good faith by the Board of Directors and evidenced by a resolution of such Board of Directors certified in an Officers' Certificate to the Trustee.

          "Investment Grade" means BBB- or higher by Standard &
Poor's Ratings Group and its successors and Baa3 or higher by Moody's Investors Service, Inc. and its successors.

          "Issue Date" means the date on which the Securities are originally issued.

          "Lien" means any mortgage, pledge, security interest, encumbrance, lien or charge of any kind (including any conditional sale or other title retention agreement or lease in the nature thereof).

          "Net Available Cash" from an Asset Disposition means cash payments received (including any cash payments received by way of deferred payment of principal pursuant to a note or installment receivable or otherwise, but only as and when received, but excluding any other consideration received in the form of assumption by the acquiring Person of Indebtedness or other obligations relating to such properties or assets that are the subject of such disposition or received in any other non-cash form) therefrom, in each case net of (i) all legal, title and recording tax expenses, commissions and other fees and expenses incurred, and all federal, state, provincial, foreign and local taxes required to be paid or accrued as a liability under GAAP, as a consequence of such Asset Disposition, (ii) all payments made on any Indebtedness which is secured by any assets subject to such Asset Disposition, in accordance with the terms of any Lien upon such assets, or which must by its terms, or in order to obtain a necessary consent to such Asset Disposition, or by applicable law be repaid out of the proceeds from such Asset Disposition, (iii) all distributions and other payments required to be made to minority interest holders in Subsidiaries or joint ventures as a result of such Asset Disposition, (iv) the deduction of appropriate amounts to be provided by the seller as a reserve, in accordance with GAAP, against any liabilities associated with the assets disposed of in such Asset Disposition and retained by the Company or any Restricted Subsidiary after such Asset Disposition and (v) in the case of an Asset Disposition by a Foreign Restricted Subsidiary, any amount which, as a result of applicable law, may not be legally paid as dividends, or distributed or otherwise paid or repatriated to the Company or its Subsidiaries.

          "Net Cash Proceeds", with respect to any issuance or sale of Capital Stock, means the cash proceeds of such issuance or sale net of attorneys' fees, accountants' fees, underwriters' or placement agents' fees, discounts or commissions and brokerage, consultant and other fees and expenses actually incurred in connection with such issuance or sale and net of taxes paid or payable as a result thereof.

          "Officer" means the Chairman of the Board, any Vice Chairman, the Chief Executive Officer, the Chief Financial Officer, the President, any Executive Vice President, Vice President of Finance and Business Planning (or any such other officer that performs similar duties), the Secretary or any General Partner of the Company.

          "Officers' Certificate" means a certificate signed by two Officers, one of which is the Chairman of the Board, the Chief Executive Officer, the Chief Financial Officer, the President, any Executive Vice President, Vice President of Finance and Business Planning (or any such other officer that performs similar duties) or any General Partner.

          "Opinion of Counsel" means a written opinion from legal counsel who is reasonably acceptable to the Trustee. The counsel may be an employee of or counsel to the Company or the Trustee. Opinions of Counsel required to be delivered under this Indenture may have qualifications customary for opinions of the type required and counsel delivering such Opinions of Counsel may rely on certificates of the Company or government or other officials customary for opinions of the type required, including certificates certifying as to matters of fact.

          "Permitted Holders" means Sam Wyly, Charles J. Wyly, Jr., Evan A. Wyly, trusts established by or for the benefit of any such Persons or any of their lineal descendants, entities controlled by any such trusts, and their respective Affiliates.

          "Permitted Investment" means an Investment by the Company or any Restricted Subsidiary in (i) a Restricted Subsidiary or a Person which will, upon the making of such Investment, become a Restricted Subsidiary; provided, however, that the primary business of such Restricted Subsidiary is a Related Business; (ii) another Person if as a result of such Investment such other Person is merged or consolidated with or into, or transfers or conveys all or substantially all its assets to, the Company or a Restricted Subsidiary; provided, however, that such Person's primary business is a Related Business; (iii) Temporary Cash Investments; (iv) receivables owing to the Company or any Restricted Subsidiary, if created or acquired in the ordinary course of business and payable or dischargeable in accordance with customary trade terms; provided, however, that such trade terms may include such concessionary trade terms as the Company or any such Restricted Subsidiary deems reasonable under the circumstances; (v) payroll, travel and similar advances to cover matters that are expected at the time of such advances ultimately to be treated as expenses for accounting purposes and that are made in the ordinary course of business; (vi) loans or advances to employees made in the ordinary course of business consistent with past practice of the Company or such Restricted Subsidiary; (vii) stock, obligations or securities received in settlement of debts created in the ordinary course of business and owing to the Company or any Restricted Subsidiary or in satisfaction of judgments; (viii) Investments by the Company or any of its Restricted Subsidiaries in one or more Unrestricted Subsidiaries in an aggregate amount not to exceed $15 million; and
(ix) advances to vendors in the ordinary course of business in an aggregate principal amount at any one time outstanding not to exceed $5 million.

          "Permitted Liens" means, with respect to any Person, (a) pledges or deposits by such Person under workmen's compensation laws, unemployment insurance laws or similar legislation, or good faith deposits in connection with bids, tenders, contracts (other than for the payment of Indebtedness) or leases to which such Person is a party, or deposits to secure public or statutory obligations of such Person or deposits of cash or United States government bonds to secure surety or appeal bonds to which such Person is a party, or deposits as security for contested taxes or import duties or for the payment of rent, in each case Incurred in the ordinary course of business; (b) Liens imposed by law, such as carriers', warehousemen's and mechanics' Liens, in each case for sums not yet due or being contested in good faith by appropriate proceedings or other Liens arising out of judgments or awards against such Person with respect to which such Person shall then be proceeding with an appeal or other proceedings for review and landlords' Liens; (c) Liens for property taxes not yet due or payable or subject to penalties for non-payment or which are being contested in good faith by appropriate proceedings; (d) Liens in favor of issuers of surety bonds or letters of credit issued pursuant to the request of and for the account of such Person in the ordinary course of its business; (e) minor survey exceptions, minor encumbrances, easements or reservations of, or rights of others for, licenses, rights-of-way, sewers, electric lines, telegraph and telephone lines and other similar purposes, or zoning or other restrictions as to the use of real properties or Liens incidental to the conduct of the business of such Person or to the ownership of its properties which were not Incurred in connection with Indebtedness and which do not in the aggregate materially adversely affect the value of said properties or materially impair their use in the operation of the business of such Person; (f) Liens securing Hedging Obligations so long as the related Indebtedness is, and is permitted to be under this Indenture, secured by a Lien on the same property securing such Hedging Obligations; (g) leases and subleases of real property which do not interfere with the ordinary conduct of the business of the Company or any of its Restricted Subsidiaries, and which are made on customary and usual terms applicable to similar properties; (h) Liens existing as of the Issue Date and Liens created by this Indenture; (i) Liens created solely for the purpose of securing Purchase Money Debt Incurred after the Issue Date; provided, however, that (A) the aggregate principal amount of Indebtedness secured by such Liens shall not exceed the lesser of cost or fair market value of the assets or property so acquired or constructed,
(B) the Indebtedness secured by such Liens shall have otherwise been permitted to be issued under this Indenture and (C) such Liens shall not encumber any other assets or property of the Company or any of its Restricted Subsidiaries and shall attach to such assets or property within 90 days of the construction, acquisition or improvement of such assets or property; (j) Liens on the assets or property of a Restricted Subsidiary of the Company existing at the time such Restricted Subsidiary became a Subsidiary of the Company and not incurred as a result of (or in connection with or in anticipation of) such Restricted Subsidiary becoming a Subsidiary of the Company; provided, however, that (A) any such Lien does not by its terms cover any property or assets after the time such Restricted Subsidiary becomes a Subsidiary which were not covered immediately prior to such time, (B) the Incurrence of the Indebtedness secured by such Lien shall have otherwise been permitted to be Incurred under this Indenture, and (C) such Liens do not extend to or cover any other property or assets of the Company or any of its Restricted Subsidiaries; (k) Liens to secure Capitalized Lease Obligations permitted to be Incurred under this Indenture; (l) Liens to secure Indebtedness permitted to be Incurred under this Indenture which is recourse solely to the assets securing such Indebtedness; provided that (i) the fair market value, as determined by the Board of Directors in good faith, of the assets subject to such Liens (determined at the time such Liens are granted) does not exceed an amount equal to 125% of the amount of such Indebtedness and (ii) the aggregate principal amount outstanding at any one time of all Indebtedness secured by such Liens shall not exceed $10 million; and (m) Liens extending, renewing or replacing in whole or in part a Lien permitted by this Indenture; provided, however, that (A) such Liens do not extend beyond the property subject to the existing Lien and improvements and construction on such property and (B) the Indebtedness secured by the Lien may not exceed the Indebtedness secured at the time by the existing Lien;

          "Person" means any individual, corporation, partnership, limited liability company, joint venture, association, joint-stock company, trust, unincorporated organization, government or any agency or political subdivision thereof or any other entity.

          "Preferred Stock", as applied to the Capital Stock of any corporation, means Capital Stock of any class or classes (however designated) which is preferred as to the payment of dividends, or as to the distribution of assets upon any voluntary or involuntary liquidation or dissolution of such corporation, over shares of Capital Stock of any other class of such corporation.

          "principal" of a Security means the principal of the Security plus the premium, if any, payable on the Security which is due or overdue or is to become due at the relevant time.

          "Prospectus" means the Prospectus dated June 18, 1996, prepared in connection with the issuance of the Securities.

          "Public Market" means any time after (x) the common stock of the Company is then registered with the SEC pursuant to Section 12(b) or 12(g) of the Exchange Act and traded either on a national securities exchange or in the National Association of Securities Dealers Automated Quotation System and (y) at least 20% of the total issued and outstanding Voting Stock of the Company has been distributed by means of an effective registration statement under the Securities Act.

           "Refinancing Indebtedness" means Indebtedness that refunds, refinances, replaces, renews, repays or extends (including pursuant to any defeasance or discharge mechanism) (collectively, "refinances," and "refinanced" shall have a correlative meaning) any Indebtedness existing on the Issue Date or Incurred in compliance with this Indenture (including Indebtedness of the Company that refinances Indebtedness of any Restricted Subsidiary and Indebtedness of any Restricted Subsidiary that refinances Indebtedness of another Restricted Subsidiary) including Indebtedness that refinances Refinancing Indebtedness; provided, however, that (i) the Refinancing Indebtedness has a Stated Maturity no earlier than the Stated Maturity of the Indebtedness being refinanced, (ii) the Refinancing Indebtedness has an Average Life at the time such Refinancing Indebtedness is Incurred that is equal to or greater than the Average Life of the Indebtedness being refinanced and (iii) such Refinancing Indebtedness is Incurred in an aggregate principal amount (or if issued with original issue discount, an aggregate issue price) that is equal to (or, to the extent of any applicable premium in connection with a refinancing, greater than) or less than the sum of the aggregate principal amount (or if issued with original issue discount, the aggregate accreted value) then outstanding of the Indebtedness being refinanced; provided further, however, that Refinancing Indebtedness shall not include (x) Indebtedness of a Restricted Subsidiary that refinances Indebtedness of the Company or (y) Indebtedness of the Company or a Restricted Subsidiary that refinances Indebtedness of an Unrestricted Subsidiary.

          "Related Business" means any business related, ancillary or complementary to the businesses of the Company and the Restricted Subsidiaries on the applicable date.

          "Restricted Subsidiary" means any Subsidiary of the Company other than an Unrestricted Subsidiary.

          "Sale/Leaseback Transaction" means an arrangement relating to property now owned or hereafter acquired whereby the Company or a Restricted Subsidiary transfers such property to a Person and the Company or a Restricted Subsidiary leases it from such Person.

          "SEC" means the Securities and Exchange Commission, as from time to time constituted, created under the Exchange Act, or if at any time after the execution of this Indenture the SEC is not existing and performing the duties now assigned to it under the TIA, then the body performing such duties at such time.

          "Secured Indebtedness" means any Indebtedness of the Company secured by a Lien.

          "Securities" has the meaning set forth in the second paragraph of this Indenture.

          "Senior Indebtedness" means all Indebtedness of the Company (including, without limitation, Indebtedness under the Credit Agreement, and fees, costs and expenses incurred thereunder), including interest thereon, whether outstanding on the Issue Date or thereafter Incurred, unless in the instrument creating or evidencing the same or pursuant to which the same is outstanding it is provided that such obligations are subordinated in right of payment to the Securities; provided, however, that Senior Indebtedness shall not include (1) any obligation of the Company to any Subsidiary, (2) any liability for federal, state, local or other taxes owed or owing by the Company, (3) any accounts payable or other liability to trade creditors arising in the ordinary course of business (including Guarantees thereof or instruments evidencing such liabilities), (4) any Indebtedness or obligation of the Company which is subordinate or junior expressly by its written terms in any respect to any other Indebtedness or obligation of the Company, including any Subordinated Obligations,
(5) any obligations with respect to any Capital Stock, (6) Indebtedness which, when Incurred and without respect to any election under Section 1111(b) of Title II United States Code, is without recourse to the Company, or (7) any Indebtedness Incurred in violation of this Indenture.

          "Significant Subsidiary" means any Restricted Subsidiary that would be a "Significant Subsidiary" of the Company within the meaning of Rule 1-02 under Regulation S-X promulgated by the SEC.

          "Stated Maturity" means, with respect to any security, the date specified-in such security as the fixed date on which the payment of principal of such security is due and payable, including pursuant to any mandatory redemption provision (but excluding any provision providing for the repurchase of such security at the option of the holder thereof upon the happening of any contingency beyond the control of the issuer unless such contingency has occurred).

          "Subordinated Obligation" means any Indebtedness of the Company (whether outstanding on the Issue Date or thereafter
Incurred) which is subordinate or junior in right of payment to the Securities pursuant to a written agreement.

          "Subsidiary" of any Person means any corporation, association, partnership or other business entity of which more than 50% of the total voting power of shares of Capital Stock or other interests (including partnership interests) entitled (without regard to the occurrence of any contingency) to vote in the election of directors, managers or trustees thereof is at the time owned or controlled, directly or indirectly, by (i) such Person or
(ii) one or more Subsidiaries of such Person.

          "Temporary Cash Investments" means any of the following:
(i) any investment in direct obligations of the United States of America or any agency thereof or obligations Guaranteed by the United States of America or any agency thereof, (ii) investments in time deposit accounts, certificates of deposit and money market deposits maturing within 180 days of the date of acquisition thereof issued by a bank or trust company which is organized under the laws of the United States of America, any state thereof or any foreign country recognized by the United States of America having capital, surplus and undivided profits aggregating in excess of $250,000,000 (or the foreign currency equivalent thereof) and whose long-term debt is rated "A" (or such similar equivalent rating) or higher by at least one nationally recognized statistical rating organization (as defined in Rule 436 under the Securities Act),
(iii) repurchase obligations with a term of not more than 30 days for underlying securities of the types described in clause (i) above entered into with a bank or trust company meeting the qualifications described in clause (ii) above, (iv) investments in commercial paper, maturing not more than 90 days after the date of acquisition, issued by a Person (other than an Affiliate of the Company) organized and in existence under the laws of the United States of America, any State thereof or any foreign country recognized by the United States of America with a rating at the time as of which any investment therein is made of "P-1" (or higher) according to Moody's Investors Service, Inc. or "A-1" (or higher) according to Standard & Poor's Ratings Group,
(v) investments in securities with maturities of six months or less from the date of acquisition issued or fully guaranteed by any state, commonwealth or territory of the United States of America, or by any political subdivision or taxing authority thereof, and rated at least "A" by Standard & Poor's Ratings Group or "A" by Moody's Investors Service, Inc., and (vi) investments in mutual funds whose investment guidelines restrict such funds' investments to investments which are substantially similar to those described in clauses (i)-(v) above.

          "TIA" means the Trust Indenture Act of 1939 (15 U.S.C.
77aaa-77bbbb) as in effect on the date of this Indenture, except as provided in Section 9.03.

          "Total Assets" means, as of any date, the Company's total consolidated assets as of such date, as determined in accordance with GAAP.

          "Trade Payables" means, with respect to any Person, any accounts payable or any indebtedness or monetary obligation to trade creditors created, assumed or Guaranteed by such Person arising in the ordinary course of business in connection with the acquisition of goods or services.

          "Trustee" means the party named as such in this Indenture until a successor replaces it and, thereafter, means the successor.

          "Trust Officer" means the Chairman of the Board, the President or any other officer or assistant officer of the Trustee assigned by the Trustee to administer its corporate trust matters.

          "Uniform Commercial Code" means the New York Uniform
Commercial Code as in effect from time to time.

          "Unrestricted Subsidiary" means (i) initially, Aaron Brothers Holdings, Inc., and Michaels of Canada, Inc., (ii) any Subsidiary of the Company that at the time of determination shall be designated an Unrestricted Subsidiary by the Board of Directors in the manner provided below, and (iii) any Subsidiary of an Unrestricted Subsidiary. The Board of Directors may designate any Subsidiary of the Company (including any newly acquired or newly formed Subsidiary of the Company) to be an Unrestricted Subsidiary unless such Subsidiary or any of its Subsidiaries owns any Capital Stock or Indebtedness of, or owns or holds any Lien on any property of, the Company or any other Subsidiary of the Company that is not a Subsidiary of the Subsidiary to be so designated; provided, however, that (i) either (A) the Subsidiary to be so designated has total consolidated assets of $1,000 or less or (B) if such Subsidiary has consolidated assets greater than $1,000, then such designation would be permitted under Section 4.4 and (ii) the holders of any permitted Indebtedness of such Subsidiary do not have direct or indirect recourse against the Company or any Restricted Subsidiary of the Company and neither the Company nor any Restricted Subsidiary of the Company otherwise has any liability for any payment obligations in respect of such Indebtedness except as permitted by Section 4.3(c). The Board of Directors may designate any Unrestricted Subsidiary to be a Restricted Subsidiary; provided, however, that immediately after giving effect to such designation (x) the Company could Incur $1.00 of additional Indebtedness under clause (a) of Section 4.3 and (y) no Default shall have occurred and be continuing. Any such designation by the Board of Directors shall be evidenced to the Trustee by promptly filing with the Trustee a copy of the Board Resolution giving effect to such designation and an Officers' Certificate certifying that such designation complied with the foregoing provisions.

          "U.S. Government Obligations" means direct obligations (or certificates representing an ownership interest in such obligations) of the United States of America (including any agency or instrumentality thereof) for the payment of which the full faith and credit of the United States of America is pledged and which are not callable or redeemable at the issuer's option.

          "Voting Stock", with respect to a corporation, means all classes of Capital Stock of such corporation then outstanding and normally entitled to vote in the election of directors.

          "Wholly Owned Subsidiary" means a Restricted Subsidiary of the Company all the Capital Stock of which (other than directors' qualifying shares) is owned by the Company or another
Wholly Owned Subsidiary.

          SECTION 1.2.   Other Definitions.

                                                                 Defined in
     Term                                                          Section

"Affiliate Transaction". . . . . . . . . . . . . . . . . . . . . . . . .4.7
"Bankruptcy Law" . . . . . . . . . . . . . . . . . . . . . . . . . . . .6.1
"covenant defeasance option" . . . . . . . . . . . . . . . . . . . . 8.1(b)
"Custodian". . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .6.1
"Event of Default. . . . . . . . . . . . . . . . . . . . . . . . . . . .6.1
"Global Securities". . . . . . . . . . . . . . . . . . . . . . . . . . .2.1
"legal defeasance option". . . . . . . . . . . . . . . . . . . . . . 8.1(b)
"Legal Holiday". . . . . . . . . . . . . . . . . . . . . . . . . . . . 10.8
"Notice of Default". . . . . . . . . . . . . . . . . . . . . . . . . . .6.1
"Offer". . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4.6(b)
"Offer Amount" . . . . . . . . . . . . . . . . . . . . . . . . . .4.6(c)(2)
"Offer Period" . . . . . . . . . . . . . . . . . . . . . . . . . .4.6(c)(2)
"Participants" . . . . . . . . . . . . . . . . . . . . . . . . . . . . .2.6
"Paying Agent" . . . . . . . . . . . . . . . . . . . . . . . . . . . . .2.3
"Purchase Date". . . . . . . . . . . . . . . . . . . . . . . . . .4.6(c)(1)
"Purchase Money Debt". . . . . . . . . . . . . . . . . . . . . . . . 4.3(b)
"Registrar". . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .2.3
"Restricted Payment" . . . . . . . . . . . . . . . . . . . . . . . . 4.4(a)
"Securities Register". . . . . . . . . . . . . . . . . . . . . . . . . .2.3
"Successor Company". . . . . . . . . . . . . . . . . . . . . . . . . . .5.1

          SECTION 1.3. Incorporation by Reference of Trust Indenture Act. This Indenture is subject to the mandatory provisions of the TIA which are incorporated by reference in and made a part of this Indenture. The following TIA terms have the following meanings:

          "Commission" means the SEC.

          "indenture securities" means the Securities.

          "indenture security holder" means a Securityholder.

          "indenture to be qualified" means this Indenture.

          "indenture trustee" or "institutional trustee" means the Trustee.

          "obligor" on the indenture securities means the Company and any other obligor on the indenture securities.

          All other TIA terms used in this Indenture that are defined by the TIA, defined by TIA reference to another statute or defined by SEC rule have the meanings assigned to them by such definitions.

          SECTION 1.4. Rules of Construction. Unless the context otherwise requires:

          (1)  a term has the meaning assigned to it;

          (2) an accounting term not otherwise defined has the meaning assigned to it in accordance with GAAP;

          (3)  "or" is not exclusive;

          (4)  "including" means including without limitation;

          (5) words in the singular include the plural and words in the plural include the singular;

          (6) unsecured Indebtedness shall not be deemed to be subordinate or junior to secured Indebtedness merely by virtue of its nature as unsecured Indebtedness;

          (7) the principal amount of any noninterest bearing or other discount security at any date shall be the principal amount thereof that would be shown on a balance sheet of the issuer dated such date prepared in accordance with GAAP;

          (8)  the principal amount of any Preferred Stock shall be
     (i) the maximum liquidation value of such Preferred Stock or
     (ii) the maximum mandatory redemption or mandatory repurchase price with respect to such Preferred Stock, whichever is greater; and

          (9) all references to $, US$, dollars or United States dollars shall refer to the lawful currency of the United
     States.


                                 ARTICLE 2

                              The Securities

          SECTION 2.1. Form and Dating. The Securities and the Trustee's certificate of authentication shall be substantially in the form of Exhibit A, which is hereby incorporated in and expressly made a part of this Indenture. The Securities may have notations, legends or endorsements required by law, stock exchange rule, agreements to which the Company is subject, if any, or usage (provided that any such notation, legend or endorsement is in a form acceptable to the Company). Each Security shall be dated the date of its authentication. The terms of the Securities set forth in Exhibit A are part of the terms of this Indenture.

          (a) Global Securities. The Securities shall be issued initially in the form of one or more permanent Global Securities ("Global Securities") in definitive, fully registered form without interest coupons in substantially the form of Exhibit A, which shall be deposited on behalf of the purchasers of the Securities represented thereby with the Trustee, at its principal corporate trust office in New York City, as custodian for the Depositary, and registered in the name of the Depositary or a nominee of the Depositary, duly executed by the Company and authenticated by the Trustee as hereinafter provided. The aggregate principal amount of the Global Securities may from time to time be increased or decreased by adjustments made on the records of the Trustee and the Depositary or its nominee in the limited circumstances hereinafter provided.

          (b)  Certificated Securities.  Except as provided in
Section 2.6, owners of beneficial interests in Global Securities will not be entitled to receive physical delivery of certificated securities.

          SECTION 2.2. Execution and Authentication. An Officer of the Company shall sign the Securities for the Company by manual or facsimile signature.

          If an Officer whose signature is on a Security no longer holds that office at the time the Trustee authenticates the Security, the Security shall be valid nevertheless.

          A Security shall not be valid until an authorized signatory of the Trustee manually signs the certificate of authentication on the Security. The signature shall be conclusive evidence that the Security has been authenticated under this Indenture.

          The Trustee shall authenticate and make available for delivery Securities for original issue in an aggregate principal amount of $125,000,000, upon a written order of the Company signed by an Officer of the Company. Such order shall specify the amount of the Securities to be authenticated and the date on which the original issue of Securities is to be authenticated. The aggregate principal amount of Securities outstanding at any time may not exceed that amount except as provided in Section 2.7.

          The Trustee may appoint an authenticating agent acceptable to the Company to authenticate the Securities, upon the consent of the Company to such appointment. Unless limited by the terms of such appointment, an authenticating agent may authenticate Securities whenever the Trustee may do so. Each reference in this Indenture to authentication by the Trustee includes authentication by such agent. An authenticating agent has the same rights as any Registrar, Paying Agent or agent for service of notices and demands.

          SECTION 2.3. Registrar and Paying Agent. The Company shall maintain an office or agency where Securities may be presented for registration of transfer or for exchange (the "Registrar") and an office or agency where Securities may be presented for payment (the "Paying Agent"). The Registrar, acting on behalf of and as agent for the Company, shall keep a register (the "Securities Register") of the Securities and of their transfer and exchange. The Company may have one or more co-registrars and one or more additional paying agents. The term "Paying Agent" includes any additional paying agent.

          The Company shall enter into an appropriate agency agreement with any Registrar, Paying Agent or co-registrar not a party to this Indenture, which shall incorporate the terms of the TIA. The agreement shall implement the provisions of this Indenture that relate to such agent. The Company shall notify the Trustee of the name and address of any such agent. If the Company fails to maintain a Registrar or Paying Agent, the Trustee shall act as such and shall be entitled to appropriate compensation therefor pursuant to Section 7.7. The Company or any of its domestically incorporated Wholly Owned Subsidiaries may act as Paying Agent, Registrar, co-registrar or transfer agent.

          The Company initially appoints the Trustee as Registrar and Paying Agent in connection with the Securities.

          SECTION 2.4. Paying Agent To Hold Money in Trust. On or prior to each due date of the principal and interest on any Security, the Company shall deposit with the Paying Agent a sum sufficient to pay such principal and interest when so becoming due. The Company shall require each Paying Agent (other than the Trustee) to agree in writing that the Paying Agent shall hold in trust for the benefit of Securityholders or the Trustee all money held by the Paying Agent for the payment of principal of or interest on the Securities and shall notify the Trustee of any default by the Company in making any such payment. If the Company or a Subsidiary acts as Paying Agent, it shall segregate the money held by it as Paying Agent and hold it as a separate trust fund. The Company at any time may require a Paying Agent to pay all money held by it to the Trustee and to account for any funds disbursed by the Paying Agent. Upon complying with this Section, the Paying Agent shall have no further liability for the money delivered to the Trustee.

          SECTION 2.5. Securityholder Lists. The Trustee shall preserve in as current a form as is reasonably practicable the most recent list available to it of the names and addresses of Securityholders. If the Trustee is not the Registrar, the Company shall furnish to the Trustee, in writing at least five Business Days before each interest payment date and at such other times as the Trustee may request in writing, a list in such form and as of such date as the Trustee may reasonably require of the names and addresses of Securityholders; provided that as long as the Trustee is the Registrar, no such list need be furnished.

          SECTION 2.6. Transfer and Exchange. The Securities shall be issued in registered form and shall be transferable only upon the surrender of a Security for registration of transfer.
When a Security is presented to the Registrar or a co-registrar with a request to register a transfer, the Registrar and the Trustee may require a Holder, among other things, to furnish appropriate endorsements and transfer documents and the Registrar shall record in the Securities Register the transfer as requested if the requirements of Section 8-401(1) of the Uniform Commercial Code are met, and thereupon one or more new Securities in the same aggregate principal amount shall be issued to the designated assignee or transferee and the old Security will be returned to the Company. When Securities are presented to the Registrar or a co-registrar with a request to exchange them for an equal principal amount of Securities of other denominations, the Registrar shall make the exchange as requested, in the same manner, if the same requirements are met. To permit registration of transfers and exchanges, the Company shall execute and the Trustee shall authenticate Securities at the Registrar's or co-registrar's request. The Company may require payment of a sum sufficient to pay all taxes, assessments or other governmental charges in connection with any transfer or exchange pursuant to this Section. The Company shall not be required to make and the Registrar need not register transfers or exchanges of Securities selected for redemption (except, in the case of Securities to be redeemed in part, the portion thereof not to be redeemed) or any Securities for a period of 15 days before a selection of Securities to be redeemed or 15 days before an interest payment date.

          Prior to the due presentation for registration of transfer of any Security, the Company, the Trustee, the Paying Agent, the Registrar or any co-registrar may deem and treat the person in whose name a Security is registered as the absolute owner of such Security for the purpose of receiving payment of principal of and interest on such Security and for all other purposes whatsoever, whether or not such Security is overdue, and none of the Company, the Trustee, the Paying Agent, the Registrar or any co-registrar shall be affected by notice to the contrary.

          All Securities issued upon any transfer or exchange pursuant to the terms of this Indenture will evidence the same debt and will be entitled to the same benefits under this Indenture as the Securities surrendered upon such transfer or exchange.

          With respect to Global Securities:

          (1) Each Global Security authenticated under this Indenture shall be registered in the name of the Depositary designated for such Global Security or a nominee thereof and deposited with such Depositary or a nominee thereof or custodian therefor, and each such Global Security shall constitute a single Security for all purposes of this Indenture.

          (2) A Global Security may not be transferred except as a whole by the Depositary to a nominee of the Depositary or by a nominee of the Depositary to the Depositary. A Global Security is exchangeable for certificated Securities only if
     (i) the Depositary notifies the Company that it is unwilling or unable to continue as a Depositary for such Global Security or if at any time the Depositary ceases to be a clearing agency registered under the Exchange Act, (ii) the Company executes and delivers to the Trustee a notice that such Global Security shall be so transferable, registrable, and exchangeable, and such transfers shall be registrable or (iii) there shall have occurred and be continuing an Event of Default or an event which, with the giving of notice or lapse of time or both, would constitute an Event of Default with respect to the Securities represented by such Global Security. Any Global Security that is exchangeable for certificated Securities pursuant to the preceding sentence will be transferred to, and registered and exchanged for, certificated Securities in authorized denominations, without legends applicable to a Global Security, and registered in such names as the Depositary holding such Global Security may direct. Subject to the foregoing, a Global Security is not exchangeable, except for a Global Security of like denomination to be registered in the name of the Depositary or its nominee. In the event that a Global Security becomes exchangeable for certificated Securities, (i) certificated Securities will be issued only in fully registered form in denominations of $1,000 or integral multiples thereof, (ii) payment of principal, any repurchase price, and interest on the certificated Securities will be payable, and the transfer of the certificated Securities will be registrable, at the office or agency of the Company maintained for such purposes, and (iii) no service charge will be made for any registration or transfer or exchange of the certificated Securities, although the Company may require payment of a sum sufficient to cover any tax or governmental charge imposed in connection therewith.

          (3) Securities issued in exchange for a Global Security or any portion thereof shall have an aggregate principal amount equal to that of such Global Security or portion thereof to be so exchanged, shall be registered in such names and be in such authorized denominations as the Depositary shall designate and shall bear the applicable legends provided for herein. Any Global Security to be exchanged in whole shall be surrendered by the Depositary to the Trustee. With respect to any Global Security to be exchanged in part, either such Global Security shall be so surrendered for exchange or, if the Trustee is acting as custodian for the Depositary or its nominee with respect to such Global Security, the principal amount thereof shall be reduced, by an amount equal to the portion thereof to be so exchanged, by means of an appropriate adjustment made on the records of the Trustee. Upon any such surrender or adjustment, the Trustee shall authenticate and deliver the Security issuable on such exchange to or upon the order of the Depositary or an authorized representative thereof.

          (4) Every Security authenticated and delivered upon registration of transfer of, or in exchange for or in lieu of, a Global Security or any portion mutilated thereof, whether pursuant to this Section, Section 2.7 or 2.9 or otherwise, shall be authenticated and delivered in the form of, and shall be, a Global Security, unless such Security is registered in the name of a Person other than the Depositary for such Global Security or a nominee thereof.

          Members of, or participants in, the Depositary ("Participants") shall have no rights under this Indenture with respect to any Global Security held on their behalf by the Depositary or by the Trustee as the custodian of the Depositary or under such Global Security, and the Depositary may be treated by the Company, the Trustee and any agent of the Company or the Trustee as the absolute owner of such Global Security for all purposes whatsoever. Notwithstanding the foregoing, nothing herein shall prevent the Company, the Trustee or any agent of the Company or the Trustee from giving effect to any written certification, proxy or other authorization furnished by the Depositary or impair, as between the Depositary and its Participants, the operation of customary practices of such Depositary governing the exercise of the rights of a holder of a beneficial interest in any Global Security.

          SECTION 2.7. Replacement Securities. If a mutilated Security is surrendered to the Trustee or Registrar or if the Holder of a Security claims that the Security has been lost, destroyed or wrongfully taken, the Company shall issue and the Trustee shall authenticate a replacement Security if the requirements of Section 8-405 of the Uniform Commercial Code are met and the Holder satisfies any other reasonable requirements of the Trustee and the Company. Such Holder shall furnish an indemnity bond sufficient in the judgment of the Company and the Trustee to protect the Company, the Trustee, the Paying Agent, the Registrar and any co-registrar from any loss which any of them may suffer if a security is replaced. The Company and the Trustee may charge the Holder for their expenses in replacing a Security.

          Every replacement Security is an obligation of the Company under this Indenture.

          The provisions of this Section are exclusive and shall preclude (to the extent lawful) all other rights and remedies with respect to the replacement or payment of mutilated, destroyed, lost or stolen Securities.

          SECTION 2.8. Outstanding Securities. Securities outstanding at any time are all Securities authenticated by the Trustee except for those canceled by it, those delivered to it for cancellation and those described in this Section as not outstanding. A Security does not cease to be outstanding because the Company or an Affiliate of the Company holds the security.

          If a Security is replaced pursuant to Section 2.7, it ceases to be outstanding unless the Trustee and the Company receive proof satisfactory to them that the replaced Security is held by a bona fide purchaser.

          If the Paying Agent segregates and holds in trust, in accordance with this Indenture, on a redemption date or maturity date or, pursuant to Section 8.1(a), within 91 days prior thereto, money sufficient to pay all principal and interest payable on that redemption or maturity date with respect to the Securities (or portions thereof) to be redeemed or maturing, as the case may be, then on and after such date such Securities (or portions thereof) cease to be outstanding and on and after such redemption or maturity date interest on them ceases to accrue.

          SECTION 2.9. Temporary Securities. Until definitive Securities are ready for delivery, the Company may prepare and the Trustee shall authenticate temporary Securities. Temporary Securities shall be substantially in the form of definitive Securities but may have variations that the Company considers appropriate for temporary Securities. Without unreasonable delay, the Company shall prepare and the Trustee shall authenticate definitive Securities and deliver them in exchange for temporary securities.

          SECTION 2.10. Cancellation. The Company at any time may deliver Securities to the Trustee for cancellation. The Registrar and the Paying Agent shall forward to the Trustee any Securities surrendered to them for registration of transfer, exchange or payment. The Trustee and no one else shall cancel all Securities surrendered for registration of transfer, exchange, payment or cancellation and deliver such canceled Securities to the Company. The Trustee shall from time to time provide the Company a list of all Securities that have been canceled as requested by the Company. The Company may not issue new Securities to replace Securities it has redeemed, paid or delivered to the Trustee for cancellation.

          SECTION 2.11. Defaulted Interest. If the Company defaults in a payment of interest on the Securities, the Company shall pay defaulted interest (plus interest on such defaulted interest to the extent lawful) in any lawful manner. The Company may pay the defaulted interest to the persons who are Securityholders on a subsequent special record date. The Company shall fix or cause to be fixed any such special record date and payment date to the reasonable satisfaction of the Trustee and shall promptly mail to each Securityholder a notice that states the special record date, the payment date and the amount of defaulted interest to be paid.

          SECTION 2.12. CUSIP Numbers. The Company in issuing the Securities may use "CUSIP" numbers (if then generally in use), and, if so, the Trustee shall use "CUSIP" numbers in notices of redemption as a convenience to Holders; provided that any such notice may state that no representation is made as to the correctness of such numbers either as printed on the Securities or as contained in any notice of a redemption and that reliance may be placed only on the other identification numbers printed on the Securities, and any such redemption shall not be affected by any defect in or omission of such numbers. The Company will promptly notify the Trustee of any change in the CUSIP numbers.


                                 ARTICLE 3

                                Redemption

          SECTION 3.1. Notices to Trustee. If the Company elects to redeem Securities pursuant to paragraph 5 of the Securities, they shall notify the Trustee in writing of the redemption date, the principal amount of Securities to be redeemed and the paragraph of the Securities pursuant to which the redemption will occur.

          The Company shall give each notice to the Trustee provided for in this Section at least 45 days before the redemption date unless the Trustee consents to a shorter period. Such notice shall be accompanied by an Officers' Certificate from the Company to the effect that such redemption will comply with the provisions herein.

          SECTION 3.2.   Selection of Securities To Be Redeemed.
If fewer than all the Securities are to be redeemed, the Trustee shall select the Securities to be redeemed pro rata or by lot or by a method that complies with applicable legal and securities exchange requirements, if any, and that the Trustee considers fair and appropriate and in accordance with methods generally used at the time of selection by fiduciaries in similar circumstances. The Trustee shall make the selection from outstanding Securities not previously called for redemption. The Trustee may select for redemption portions of the principal of Securities that have denominations larger than $1,000. Securities and portions of them the Trustee selects shall be in amounts of $1,000 or a whole multiple of $1,000. Provisions of this Indenture that apply to Securities called for redemption also apply to portions of Securities called for redemption. The Trustee shall notify the Company promptly of the Securities or portions of Securities to be redeemed. In the event the Company is required to make an offer to redeem Securities pursuant to Sections 4.6 or 4.8 and the amount available for such offer is not evenly divisible by $1,000, the Trustee shall promptly refund to the Company any remaining funds, which in no event will exceed $1,000.

          SECTION 3.3. Notice of Redemption. At least 30 days but not more than 60 days before a date for redemption of securities, the Company shall mail a notice of redemption by first-class mail to the registered address appearing in the Security Register of each Holder of Securities to be redeemed.

          The notice shall identify the Securities (including CUSIP numbers, if any) to be redeemed and shall state:

          (1)  the redemption date;

          (2)  the redemption price;

          (3)  the name and address of the Paying Agent;

          (4) that Securities called for redemption must be surrendered to the Paying Agent to collect the redemption price;

          (5) if fewer than all the outstanding Securities are to be redeemed, the identification and principal amounts of the particular Securities to be redeemed;

          (6) that, unless the Company defaults in making such redemption payment, interest on Securities (or portion thereof) called for redemption ceases to accrue on and after the redemption date;

          (7) the paragraph of the Securities pursuant to which the Securities called for redemption are being redeemed; and

          (8) that no representation is made as to the correctness or accuracy of the CUSIP number, if any, listed in such notice or printed on the Securities.

          At the Company's request, the Trustee shall give the notice of redemption in the Company's name and at the Company's expense. In such event, the Company shall provide the Trustee with the information required by this Section.

          SECTION 3.4. Effect of Notice of Redemption. Once notice of redemption is mailed, Securities called for redemption become due and payable on the redemption date and at the redemption price stated in the notice. Upon surrender to the Paying Agent, such Securities shall be paid at the redemption price stated in the notice, plus accrued interest to the redemption date. Such notice if mailed in the manner herein provided shall be conclusively presumed to have been given, whether or not the Holder receives such notice. Failure to give notice or any defect in the notice to any Holder shall not affect the validity of the notice to any other Holder.

          SECTION 3.5. Deposit of Redemption Price. Prior to 11:00 a.m. (New York City time) on the redemption date, the Company shall deposit with the Trustee or Paying Agent (or, if the Company or a Subsidiary is the Paying Agent, shall segregate and hold in trust) money sufficient to pay the redemption price of and accrued interest (if any) on all Securities or portions thereof to be redeemed on that date other than Securities or portions of Securities called for redemption which have been delivered by the Company to the Trustee for cancellation.

          SECTION 3.6. Securities Redeemed in Part. Upon surrender of a Security that is redeemed in part (with, if the Company or the Trustee so requires, due endorsement by, or a written instrument of transfer in form satisfactory to the Company and the Trustee duly executed by, the Holder thereof or his attorney duly authorized in writing), the Company shall execute, and the Trustee shall authenticate and deliver to the Holder of such Security without service charge, a new Security or Securities of any authorized denomination as requested by such Holder, in aggregate principal amount equal to and in exchange for the unredeemed portion of the principal of the Security so surrendered, except that if a Global Security is so surrendered, the Company shall execute, and the Trustee shall authenticate and deliver to the Depositary for such Global Security, without service charge, a new Global Security in denomination equal to and in exchange for the unredeemed portion of the principal of the Global Security so surrendered.


                                 ARTICLE 4

                                 Covenants

          SECTION 4.1. Payment of Securities. The Company shall promptly pay the principal of and interest on the Securities on the dates and in the manner provided in the Securities and in this Indenture. Principal and interest shall be considered paid on the date due if on such date the Trustee or the Paying Agent holds in accordance with this Indenture money sufficient to pay all principal and interest then due.

          The Company shall pay interest on overdue principal at the rate specified therefor in the Securities, and it shall pay interest on overdue installments of interest at the same rate to the extent lawful.

          SECTION 4.2. SEC Reports. The Company shall file with the Trustee and provide Securityholders, as their names appear in the Security Register, within 15 days after it files them with the SEC, copies of the annual reports and the information, documents and other reports which it is required to file with the SEC pursuant to Section 13 or 15(d) of the Exchange Act. Notwithstanding that the Company may not be required to be or remain subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act, the Company shall continue to file with the SEC and provide the Trustee and Securityholders with the annual reports and the information, documents and other reports which are specified in Sections 13 and 15(d) of the Exchange Act. The Company also shall comply with the other provisions of TIA
314(a).

          Delivery of such reports, information and documents to the Trustee is for informational purposes only and the Trustee's receipt of such shall not constitute constructive notice of any information contained therein or determinable from information contained therein, including the Company's compliance with any of its covenants hereunder (as to which the Trustee is entitled to rely exclusively on Officers' Certificates).

          SECTION 4.3. Limitation on Indebtedness. (a) The Company will not Incur, and will not permit any Restricted Subsidiary to Incur, any Indebtedness; provided, however, that the Company (but not any Restricted Subsidiary other than a Foreign Restricted Subsidiary) may Incur Indebtedness if on the date thereof the Consolidated Coverage Ratio would be equal to or greater than 2.0 to 1.0 if such Indebtedness is Incurred prior to June 15, 1998 or 2.5 to 1.0 if such Indebtedness is Incurred thereafter.

          (b) Notwithstanding Section 4.3(a), the Company and its Restricted Subsidiaries may Incur the following Indebtedness:

          (i) Indebtedness and letters of credit (with letters of credit being deemed to have a principal amount equal to the maximum face amount thereunder) of the Company or any Restricted Subsidiary under the Credit Agreement and any Refinancing Indebtedness with respect thereto in an aggregate principal amount outstanding at any time not to exceed the greater of (x) an amount equal to 50% of the book value of the inventory of the Company and its Restricted Subsidiaries as of any date of Incurrence calculated on a consolidated basis in accordance with GAAP and (y) $100 million;

          (ii) Indebtedness of the Company owing to and held by any Wholly Owned Subsidiary or Indebtedness of a Restricted Subsidiary owing to and held by the Company or any Wholly Owned Subsidiary; provided, however, that any subsequent issuance or transfer of any Capital Stock or any other event which results in any such Wholly Owned Subsidiary ceasing to be a Wholly Owned Subsidiary or any subsequent transfer of any such Indebtedness (except to the Company or a Wholly Owned Subsidiary) will be deemed, in each case, to constitute the Incurrence of such Indebtedness by the issuer thereof;

          (iii) Indebtedness represented by the Securities and any Guarantees of the Securities by any of the Company's Subsidiaries, any Indebtedness of the Company or any Restricted Subsidiary (other than the Indebtedness described in Sections 4.3(b)(i)-(ii) above) outstanding on the Issue Date and any Refinancing Indebtedness Incurred in respect of any Indebtedness described in Section 4.3(b)(iii) or Section 4.3(a);

          (iv) (A) Indebtedness of a Restricted Subsidiary outstanding on or prior to the date on which such Restricted Subsidiary was acquired by the Company or a Restricted Subsidiary (other than Indebtedness Incurred in connection with, or in contemplation of, the transaction or series of related transactions pursuant to which such Restricted Subsidiary became a Subsidiary or was otherwise acquired by the Company or a Restricted Subsidiary); provided, however, that at the time such Restricted Subsidiary is acquired by the Company or a Restricted Subsidiary, the Company would have been able to Incur $1.00 of additional Indebtedness pursuant to Section 4.3(a) after giving effect to the Incurrence of such Indebtedness pursuant to this Section 4.3(b)(iv) and such transaction or series of related transactions and (B) Refinancing Indebtedness Incurred by a Restricted Subsidiary in respect of Indebtedness Incurred by such Restricted Subsidiary pursuant to this Section 4.3(b)(iv);
          (v) Indebtedness (A) in respect of performance bonds, bankers' acceptances, letters of credit and surety or appeal bonds provided by the Company or any Restricted Subsidiary in the ordinary course of its business and which do not secure other Indebtedness and (B) under Currency Agreements and Interest Rate Agreements Incurred which, at the time of Incurrence, is in the ordinary course of business; provided, however, that, in the case of Currency Agreements and Interest Rate Agreements, such Currency Agreements and Interest Rate Agreements do not increase the Indebtedness of the Company outstanding at any time other than as a result of fluctuations in foreign currency exchange rates or interest rates or by reason of fees, indemnities and compensation payable thereunder;

          (vi) Indebtedness (A) represented by Guarantees by the Company of Indebtedness otherwise permitted to be Incurred pursuant to this Section 4.3 and (B) represented by Guarantees by a Restricted Subsidiary of Indebtedness of the Company or another Restricted Subsidiary otherwise permitted to be Incurred pursuant to this Section 4.3; provided, however, that in the case of this clause (B), if a Restricted Subsidiary Guarantees any such Indebtedness, such Restricted Subsidiary must execute and deliver to the Trustee a supplemental indenture in form satisfactory to the Trustee providing for the Guarantee on an equal basis of the Securities.

          (vii) Indebtedness of the Company or any Restricted Subsidiary represented by Capitalized Lease Obligations, mortgage financings or purchase money obligations, in each case Incurred for the purpose of financing or refinancing all or any part of the purchase price or cost of construction, repairs, renovation, remodeling, expansion or other improvement of property, plant and equipment, including services and equipment supporting such items, used in the Company's or any Restricted Subsidiary's business or a Related Business (collectively, "Purchase Money Debt") in an aggregate principal amount outstanding not to exceed 10% of Total Assets at the time of any Incurrence thereof;

          (viii) Indebtedness of the Company represented by Capitalized Lease Obligations Incurred from time to time for point-of-sale equipment and store systems, including services and equipment supporting such equipment and systems, with the aggregate capitalized amount of such obligation determined in accordance with GAAP outstanding at any one time not to exceed $32 million; and

          (ix) other Indebtedness of the Company or any Restricted Subsidiary in an aggregate principal amount outstanding at any time not to exceed $10 million.

          (c) Notwithstanding the foregoing, the Company shall not Incur any Indebtedness pursuant to the foregoing Section 4.3(b) if the proceeds thereof are used, directly or indirectly, to Refinance any Subordinated Obligations unless such new Indebtedness shall be subordinated to the Securities to at least the same extent as such Subordinated Obligations being Refinanced. In addition, notwithstanding any other provision of this Section 4.3, the Company will not, and will not permit any Restricted Subsidiary to, Incur any Guarantee of Indebtedness of any Unrestricted Subsidiary other than Guarantees by the Company of Indebtedness of Unrestricted Subsidiaries outstanding or available pursuant to written agreements existing on the Issue Date (as such agreements may be renewed, modified or extended without any increase in the maximum principal amount).

          (d) For purposes of determining the outstanding principal amount of any particular Indebtedness Incurred pursuant to this Section 4.3, (1) Indebtedness Incurred pursuant to the Credit Agreement prior to or on the date of this Indenture shall be treated as Incurred pursuant to Section 4.3(b)(i), (2) Indebtedness permitted by this Section 4.3 need not be permitted solely by reference to one provision permitting such Indebtedness but may be divided and classified in more than one type and permitted in part by one such provision and in part by one or more other provisions of this Section 4.3 permitting such Indebtedness and (3) in the event that Indebtedness or any portion thereof meets the criteria of more than one of the types of Indebtedness described in this
Section 4.3, the Company, in its sole discretion, shall classify such Indebtedness or any portion thereof and only be required to include the amount and type of such Indebtedness in one of such provisions of this Section 4.3.

          SECTION 4.4.   Limitation on Restricted Payments.
(a) The Company will not, and will not permit any Restricted Subsidiary to, directly or indirectly, (i) declare or pay any dividend or make any distribution on or in respect of its Capital Stock (including, without duplication, any payment in connection with any merger or consolidation involving the Company), except (1) dividends or distributions payable solely in its Capital Stock (other than Disqualified Stock) or in options, warrants or other rights to purchase such Capital Stock, (2) a dividend of shares (or rights or warrants to purchase shares) of the Capital Stock of Aaron Brothers Holdings, Inc. (or any successor) or any of its Subsidiaries at any time when it is an Unrestricted Subsidiary and
(3) dividends or distributions payable to the Company or another Restricted Subsidiary (and, if such Restricted Subsidiary making such dividend or distribution is not wholly owned, to its other shareholders on a pro rata basis), (ii) purchase, redeem, retire or otherwise acquire for value any Capital Stock of the Company held by Persons other than the Company or another Restricted Subsidiary,
(iii) purchase, repurchase, redeem, defease or otherwise acquire or retire for value, prior to scheduled maturity, scheduled repayment or scheduled sinking fund payment any Subordinated Obligations (other than the purchase, repurchase or other acquisition of Subordinated Obligations in anticipation of satisfying a sinking fund obligation, principal installment or final maturity, in each case due within one year of the date of such purchase, repurchase or acquisition) or (iv) make any Investment (other than a Permitted Investment) in any Person (any such dividend, distribution, purchase, redemption, repurchase, defeasance, other acquisition, retirement, Investment or payment being herein referred to as a "Restricted Payment") if at the time the Company or such Restricted Subsidiary makes such Restricted Payment:

          (1) a Default or Event of Default will have occurred and be continuing (or would result therefrom);

          (2) the Company could not Incur at least $1.00 of additional Indebtedness under Section 4.3(a); or

          (3) the aggregate amount of such Restricted Payment and all other Restricted Payments (the amount so expended, if other than in cash, to be determined in good faith by the Board of Directors of the Company, whose determination will be evidenced by a resolution of such Board of Directors certified in an Officers' Certificate to the Trustee) declared or made subsequent to the Issue Date would exceed the sum of:

               (A) either (1) 50% of the Consolidated Net Income if the Securities are rated less than Investment Grade or
          (2) 75% of Consolidated Net Income if the Securities are rated Investment Grade, in each case with respect to the period (treated as one accounting period) from the Issue Date to the end of the most recent fiscal quarter ending at least 45 days prior to the date of such Restricted Payment (or, in case such Consolidated Net Income will be a deficit, minus 100% of such deficit);

               (B) the aggregate Net Cash Proceeds received by the Company from the issue or sale of Capital Stock (other than Disqualified Stock) subsequent to the Issue Date
          (other than an issuance or sale to a Subsidiary);

               (C) the amount by which Indebtedness of the Company is reduced on the Company's balance sheet upon the conversion or exchange (other than by a Restricted Subsidiary) subsequent to the Issue Date of any Indebtedness of the Company convertible or exchangeable for Capital Stock (other than Disqualified Stock) of the Company (less the amount of any cash or other property distributed by the Company upon such conversion or exchange);

               (D) the amount equal to the net reduction in Investments in Unrestricted Subsidiaries resulting from
          (i) payments of dividends, repayments of the principal of loans or advances or other transfers of assets to the Company or any Restricted Subsidiary from Unrestricted Subsidiaries or (ii) the designation or redesignation of Unrestricted Subsidiaries as Restricted Subsidiaries (valued in each case as provided in the definition of "Investment") not to exceed, in the case of any Unrestricted Subsidiary, the amount of Investments previously made by the Company or any Restricted Subsidiary in such Unrestricted Subsidiary, which amount was included in the calculation of the amount of Restricted Payments; and

               (E) $5 million.

          (b)  The provisions of Section 4.4(a) will not prohibit:


          (i) any purchase, redemption, defeasance or other acquisition of Capital Stock of the Company or Subordinated Obligations made by exchange for, or out of the net proceeds of the substantially concurrent sale of, Capital Stock of the Company (other than Disqualified Stock and other than Capital Stock issued or sold to a Subsidiary); provided, however, that
     (A) such purchase, redemption, defeasance or other acquisition will be excluded in the calculation of the amount of Restricted Payments and (B) the Net Cash Proceeds from such sale will be excluded from Section 4.4(a)(3)(B);

          (ii) any purchase, redemption, defeasance or other acquisition of Subordinated Obligations made by exchange for, or out of the net proceeds of the substantially concurrent sale of, Subordinated Obligations of the Company; provided, however, that (A) the principal amount of such new Indebtedness does not exceed the principal amount of the Subordinated Obligations being so redeemed, purchased, defeased, acquired or retired for value (plus the amount of any premium required to be paid under the terms of the instrument governing the Subordinated Obligations being so redeemed, purchased, defeased, acquired or retired), (B) such new Indebtedness is subordinated to the Securities at least to the same extent as such Subordinated Obligations so purchased, exchanged, redeemed, purchased, defeased, acquired or retired for value, (C) such new Indebtedness has a final scheduled maturity date later than the final scheduled maturity date of the Securities and (D) such new Indebtedness has an Average Life equal to or greater than the Average Life of the Securities; provided further, however, that such purchase, redemption, defeasance or other acquisition will be excluded in the calculation of the amount of Restricted Payments;

          (iii) any purchase, redemption, defeasance or other acquisition of Subordinated Obligations (1) from Net Available Cash to the extent permitted by Section 4.6; provided, however, that such purchase or redemption will be excluded in the calculation of the amount of Restricted Payments, or (2) pursuant to an offer to purchase which is then required to be made upon a change of control of the Company pursuant to the terms of the instrument governing such Subordinated Obligation, but only if the Company has complied with its obligations under Section 4.8; provided, however, that such purchase will be included in the calculation of the amount of Restricted Payments; or

          (iv) dividends paid within 60 days after the date of declaration thereof if at such date of declaration such dividend would have complied with Section 4.4(a); provided, however, that the amount of such dividend will be included in the calculation of the amount of Restricted Payments.

          SECTION 4.5.   Limitation on Restrictions on
Distributions from Restricted Subsidiaries. The Company will not, and will not permit any Restricted Subsidiary to, create or otherwise cause or permit to exist or become effective any consensual encumbrance or restriction on the ability of any Restricted Subsidiary to (i) pay dividends or make any other distributions on its Capital Stock or pay any Indebtedness or other obligation owed to the Company, (ii) make any loans or advances to the Company or (iii) transfer any of its property or assets to the Company or any Restricted Subsidiary, except:

          (1) any encumbrance or restriction pursuant to an agreement in effect at or entered into on the Issue Date;

          (2) any encumbrance or restriction with respect to a Restricted Subsidiary pursuant to an agreement relating to any Indebtedness Incurred by such Restricted Subsidiary on or prior to the date on which such Restricted Subsidiary was acquired by the Company or a Restricted Subsidiary (other than Indebtedness Incurred in connection with, or in contemplation of, the transaction or series of related transactions pursuant to which such Restricted Subsidiary became a Subsidiary or was acquired by the Company or a Restricted Subsidiary) and outstanding on such date;

          (3) any encumbrance or restriction pursuant to an agreement effecting a refinancing of Indebtedness Incurred pursuant to an agreement referred to in clause (1) or (2) of this Section 4.5 or contained in any amendment to an agreement referred to in clause (1) or (2) of this Section 4.5; provided, however, that the encumbrances and restrictions contained in any such refinancing agreement or amendment are no less favorable to the Securityholders than the encumbrances and restrictions contained in such agreements as determined in good faith by the Company and evidenced by an Officers' Certificate;

          (4) in the case of clause (iii), any encumbrance or restriction (A) that restricts in a customary manner the subletting, assignment or transfer of any property or asset that is subject to a lease, license or similar contract, (B) by virtue of any transfer of, agreement to transfer, option or right with respect to, or Lien on, any property or assets of the Company or any Restricted Subsidiary not otherwise prohibited by this Indenture, (C) arising or agreed to in the ordinary course of business and that does not, individually or in the aggregate, detract from the value of property or assets of the Company or any Restricted Subsidiary in any manner material to the Company or such Restricted Subsidiary or (D) contained in security agreements securing Indebtedness of a Restricted Subsidiary to the extent such encumbrance or restrictions restrict the transfer of the property subject to such security agreements;

          (5) any restriction with respect to a Restricted
     Subsidiary imposed pursuant to an agreement entered into for the sale or disposition of all or substantially all the Capital Stock or assets of such Restricted Subsidiary pending the closing of such sale or disposition; and

          (6) encumbrances or restrictions contained in any financing agreement of a Foreign Restricted Subsidiary or arising or existing by reason of applicable law, including any legal limitations restricting the ability of Foreign
     Restricted Subsidiaries to pay as dividends, or distribute or otherwise pay or repatriate funds to the Company or its Subsidiaries.

          SECTION 4.6. Limitation on Sales of Assets and Subsidiary Stock. (a) The Company will not, and will not permit any Restricted Subsidiary to, make any Asset Disposition unless (i) the Company or such Restricted Subsidiary receives consideration at the time of such Asset Disposition at least equal to the fair market value, as determined in good faith by the Board of Directors of the Company (including as to the value of all non-cash consideration), of the shares and assets subject to such Asset Disposition, (ii) at least 75% of the consideration thereof received by the Company or such Restricted Subsidiary is in the form of cash or Temporary Cash Investments and (iii) an amount equal to 100% of the Net Available Cash from such Asset Disposition is applied by the Company or such Restricted Subsidiary, as the case may be (A) FIRST, to the extent the Company or any Restricted Subsidiary, as the case may be, elects (or is required by the terms of any Senior Indebtedness), to prepay, repay or purchase Senior Indebtedness or Indebtedness (other than Disqualified Stock) of a Wholly Owned Subsidiary (in each case other than Indebtedness owed to the Company or an Affiliate of the Company) within 180 days from the later of the date of such Asset Disposition or the receipt of such Net Available Cash; (B) SECOND, to the extent of the balance of Net Available Cash after application in accordance with clause
(A), to the extent the Company or such Restricted Subsidiary, as the case may be, elects, to the investment by the Company or any Restricted Subsidiary in Additional Assets within one year from the later of the date of such Asset Disposition or the receipt of such Net Available Cash; (C) THIRD, to the extent of the balance of such Net Available Cash after application in accordance with clauses (A) and (B), to make an Offer (as defined below) to purchase Securities pursuant to and subject to the conditions set forth in Section 4.6(b) within 45 days after the later of the application of Net Available Cash in accordance with clauses (A) and (B) and the date that is one year from the receipt of such Net Available Cash; and
(D) FOURTH, to the extent of the balance of such Net Available Cash after application in accordance with clauses (A), (B) and (C), to
(x) the acquisition by the Company or any Wholly Owned Subsidiary of Additional Assets, (y) the prepayment, repayment, purchase or other acquisition of Indebtedness of the Company (other than Indebtedness owed to an Affiliate of the Company and other than Disqualified Stock of the Company) or Indebtedness of any Restricted Subsidiary (other than Indebtedness owed to the Company or an Affiliate of the Company) or (z) to general corporate purposes (other than to the payment of dividends or distributions in respect of, or repurchases of, Capital Stock), in each case within 45 days after the later of one year from the receipt of such Net Available Cash and the date the Offer described in paragraph
(b) below is consummated; provided, however, that in connection with any prepayment, repayment, purchase or other acquisition of Indebtedness pursuant to clause (A), (C) or (D) above, the Company or such Restricted Subsidiary will, to the extent such Indebtedness is not revolving Indebtedness, retire such Indebtedness and, subject to clause (i) of Section 4.3(b), will cause any related loan commitment or availability (if any) to be permanently reduced in an amount equal to the principal amount so prepaid, repaid or purchased.

          For the purposes of this Section, the following are deemed to be cash: (x) the assumption by the transferee of Indebtedness of the Company (other than Disqualified Stock of the Company) or any Restricted Subsidiary and the release of the Company or such Restricted Subsidiary from all liability on such Indebtedness in connection with such Asset Disposition and (y) securities received by the Company or any Restricted Subsidiary from the transferee that are promptly converted by the Company or such Restricted Subsidiary into cash.

          (b) In the event of an Asset Disposition that requires the purchase of Securities pursuant to Section 4.6(a)(iii)(C), the Company will be required to purchase Securities tendered pursuant to an offer by the Company for the Securities (the "Offer") at a purchase price of 100% of their principal amount plus accrued interest to the date of purchase in accordance with the procedures (including prorating in the event of oversubscription) set forth in
Section 4.6(c). If the aggregate purchase price of Securities tendered pursuant to the Offer is less than the Net Available Cash allotted to the purchase of the Securities, the Company will apply the remaining Net Available Cash in accordance with Section 4.6(a)(iii)(D) above. The Company and its Restricted Subsidiaries shall not be required to apply any Net Available Cash in accordance herewith except to the extent that the aggregate Net Available Cash from all Asset Dispositions which are not applied in accordance with this Section exceeds $5,000,000. The Company shall not be required to make an Offer for Securities pursuant to this Section if the Net Available Cash available therefor (after application of the proceeds as provided in clauses (A) and (B)) are less than $10,000,000 for any particular Asset Disposition (which lesser amounts shall be carried forward for purposes of determining whether an Offer is required with respect to the Net Available Cash from any subsequent Asset Disposition).

          (c) (1) Promptly, and in any event within 30 days after the Company becomes obligated to make an Offer, the Company shall be obligated to deliver to the Trustee and send, by first-class mail to each Holder, at the address appearing in the Security Register, a written notice stating that the Holder may elect to have his Securities purchased by the Company either in whole or in part (subject to prorationing as hereinafter described in the event the Offer is oversubscribed) in integral multiples of $1,000 of principal amount, at the applicable purchase price. The notice shall specify a purchase date not less than 30 days nor more than 60 days after the date of such notice (the "Purchase Date") and shall contain (i) the most recently filed Annual Report on Form 10-K (including audited consolidated financial statements) of the Company, the most recent subsequently filed Quarterly Report on Form 10-Q of the Company and any Current Report on Form 8-K of any the Company filed subsequent to such Quarterly Report, other than Current Reports describing Asset Dispositions otherwise described in the offering materials (or corresponding successor reports),
(ii) a description of material developments in the Company's business subsequent to the date of the latest of such Reports, and
(iii) if material, appropriate pro forma financial information and all instructions and materials necessary to tender Securities pursuant to the Offer, together with the information contained in clause (3).

          (2) Not later than the date upon which written notice of an Offer is delivered to the Trustee as provided below, the Company shall deliver to the Trustee an Officers' Certificate as to (i) the amount of the Offer (the "Offer Amount"), (ii) the allocation of the Net Available Cash from the Asset Dispositions pursuant to which such Offer is being made and (iii) the compliance of such allocation with the provisions of Section 4.6(a). Upon the expiration of the period for which the Offer remains open (the "Offer Period"), the Company shall deliver to the Trustee for cancellation the Securities or portions thereof which have been properly tendered to and are to be accepted by the Company. Not later than 11:00 a.m. (New York City time) on the Purchase Date, the Company shall irrevocably deposit with the Trustee or with a paying agent (or, if the Company is acting as Paying Agent, segregate and hold in trust) an amount in cash sufficient to pay the Offer Amount for all Securities properly tendered to and accepted by the Company. The Trustee shall, on the Purchase Date, mail or deliver payment to each tendering Holder in the amount of the purchase price.

          (3) Holders electing to have a Security purchased will be required to surrender the Security, together with all necessary endorsements and other appropriate materials duly completed, to the Company at the address specified in the notice at least three Business Days prior to the Purchase Date. Holders will be entitled to withdraw their election in whole or in part if the Trustee or the Company receives not later than one Business Day prior to the Purchase Date, a facsimile transmission or letter setting forth the name of the Holder, the principal amount of the Security (which shall be $1,000 or an integral multiple thereof) which was delivered for purchase by the Holder, the aggregate principal amount of such Security (if any) that remains subject to the original notice of the Offer and that has been or will be delivered for purchase by the Company and a statement that such Holder is withdrawing his election to have such Security purchased. If at the expiration of the Offer Period the aggregate principal amount of Securities surrendered by Holders exceeds the Offer Amount, the Company shall select the Securities to be purchased on a pro rata basis (with such adjustments as may be deemed appropriate by the Company so that only securities in denominations of $1,000, or integral multiples thereof, shall be purchased). Holders whose Securities are purchased only in part will be issued new Securities equal in principal amount to the unpurchased portion of the Securities surrendered.

          (4) A Security shall be deemed to have been accepted for purchase at the time the Trustee, directly or through an agent, mails or delivers payment therefor to the surrendering Holder.

          (d) The Company shall comply, to the extent applicable, with the requirements of Section 14(e) of the Exchange Act and any other securities laws or regulations in connection with the repurchase of Securities pursuant to this Section. To the extent that the provisions of any securities laws or regulations conflict with provisions of this Section, the Company shall comply with the applicable securities laws and regulations and shall not be deemed to have breached its obligations under this Section by virtue thereof.

          SECTION 4.7. Limitation on Transactions with Affiliates. (a) The Company will not, and will not permit any Restricted Subsidiary to, directly or indirectly, enter into any agreement or conduct any transaction or series of related transactions (including the purchase, sale, lease or exchange of any property, or rendering of any service) with any Affiliate of the Company (an "Affiliate Transaction") unless (i) the terms of such transaction or agreement are no less favorable to the Company or such Restricted Subsidiary, as the case may be, than those that could be obtained at the time of such transaction in arm's-length dealings with a Person who is not such an Affiliate; (ii) in the event such Affiliate Transaction involves an aggregate amount in excess of $1,000,000, the terms of such transaction or agreement shall have been approved by a majority of the members of the Board of Directors having no personal stake in such Affiliate Transaction (and such majority determines that such Affiliate Transaction satisfies the criteria in clause (i) above) and (iii) in the event such Affiliate Transaction involves an aggregate amount in excess of $5,000,000, the Company has received a written opinion from a nationally recognized Independent Financial Advisor that such Affiliate Transaction is either fair to the Company from a financial point of view or is on terms no less favorable to the Company than could be obtained in an arm's length transaction from a Person who is not an Affiliate.

          (b) The foregoing provisions of Section 4.7(a) shall not apply to (i) any Restricted Payment permitted to be made pursuant to Section 4.4, (ii) any issuance of securities, or other payments, awards or grants in cash, securities or otherwise pursuant to, or the funding of, employment arrangements, stock options and stock ownership plans approved by the Board of Directors or the payment of fees and indemnities to directors of the Company and its Restricted Subsidiaries in the ordinary course of business, (iii) loans or advances to employees in the ordinary course of business,
(iv) any transaction between the Company and a Wholly Owned Subsidiary or between Wholly Owned Subsidiaries, (v) transactions pursuant to written agreements in existence on the Issue Date or
(vi) any transaction between the Company or any Wholly Owned Subsidiary, on the one hand, and a Restricted Subsidiary, on the other hand, in the ordinary course of business on terms that are customary in the industry or consistent with past practice.

          SECTION 4.8. Change of Control. (a) Upon a Change of Control, each Holder shall have the right to require that the Company repurchase all or any part of such Holder's Securities at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase (subject to the right of Holders of record on the relevant record date to receive interest due on the related interest payment date), in accordance with the terms contemplated in Section 4.8(b).

          (b) Within 30 days following any Change of Control, the Company shall mail a notice to each Holder with a copy to the Trustee stating:

          (1) that a Change of Control has occurred and that such Holder has the right to require the Company to purchase such Holder's Securities at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase (subject to the right of Holders of record on a record date to receive interest on the relevant interest payment date);

          (2) the circumstances and relevant facts and pro forma financial information regarding such Change of Control;

          (3) the repurchase date (which shall be no earlier than 30 days nor later than 60 days from the date such notice is mailed); and

          (4) the instructions determined by the Company, consistent with this Section, that a Holder must follow in order to have its Securities purchased.

          (c) Holders electing to have a Security purchased will be required to surrender the Security, together with all necessary endorsements and other appropriate materials duly completed, to the Company at the address specified in the notice at least three Business Days prior to the purchase date. Holders will be entitled to withdraw their election if the Trustee or the Company receives not later than one Business Day prior to the purchase date, a facsimile transmission or letter setting forth the name of the Holder, the principal amount of the Security which was delivered for purchase by the Holder as to which such notice of withdrawal is being submitted and a statement that such Holder is withdrawing his election to have such Security purchased.

          (d) On the purchase date, all Securities purchased by the Company under this Section shall be delivered to the Trustee for cancellation, and the Company shall pay the purchase price plus accrued and unpaid interest, if any, to the Holders entitled thereto.

          (e) The Company shall comply, to the extent applicable, with the requirements of Section 14(e) of the Exchange Act and any other securities laws or regulations in connection with the repurchase of Securities pursuant to this Section. To the extent that the provisions of any securities laws or regulations conflict with provisions of this Section, the Company shall comply with the applicable securities laws and regulations and shall not be deemed to have breached its obligations under this Section by virtue thereof.

          (f) Notwithstanding the occurrence of a Change of Control, the Company shall not be obligated to repurchase the Securities or otherwise comply with this Section if the Company has irrevocably elected to redeem all the Securities in accordance with Article Three; provided that the Company does not default in its redemption obligations pursuant to such election.

          SECTION 4.9. Compliance Certificate. The Company shall deliver to the Trustee within 120 days after the end of each fiscal year of the Company an Officers' Certificate, one of the signers of which shall be the principal executive, financial or accounting officer of the Company, stating that in the course of the performance by the signers of their duties as Officers of the Company they would normally have knowledge of any Default and whether or not the signers know of any Default that occurred during such period. If they do, the certificate shall describe the Default, its status and what action the Company is taking or proposes to take with respect thereto. The Company also shall comply with TIA 314(a)(4).

          SECTION 4.10. Further Instruments and Acts. Upon request of the Trustee, the Company will execute and deliver such further instruments and do such further acts as may be reasonably necessary or proper to carry out more effectively the purpose of this Indenture.

          SECTION 4.11. Limitation on Liens. The Company will not, and will not permit any Restricted Subsidiary to, directly or indirectly, create or permit to exist any Lien on any of its property or assets (including Capital Stock), whether owned on the Issue Date or thereafter acquired, securing any obligation other than Permitted Liens, unless contemporaneously therewith effective provision is made to secure the Securities equally and ratably with (or on a senior basis to, in the case of Subordinated Obligations) such obligation for so long as such obligation is so secured.

          SECTION 4.12. Limitation on Sale/Leaseback Transactions. The Company will not, and will not permit any Restricted Subsidiary to, enter into any Sale/Leaseback Transaction with respect to any property unless (i) the Company or such Restricted Subsidiary would be entitled to (A) Incur Indebtedness in an amount equal to the Attributable Indebtedness with respect to such Sale/Leaseback Transaction pursuant to Section 4.3 (including without limitation
Section 4.3(b)(vi)) and (B) create a Lien, if any, on such property securing such Attributable Indebtedness without equally and ratably securing the Securities pursuant to Section 4.11, (ii) the net cash proceeds received by the Company or any Restricted Subsidiary in connection with such Sale/Leaseback Transaction are at least equal to the fair value (as determined by the Board of Directors of the Company and certified in an Officer's Certificate to the Trustee) of such property and (iii) the transfer of such property is permitted by, and the Company or such Restricted Subsidiary applies the proceeds of such transaction in compliance with, Section 4.6.

          SECTION 4.13. Limitation on Sale of Subsidiary Capital Stock. The Company (i) will not, and will not permit any Restricted Subsidiary of the Company to, transfer, convey, sell, lease or otherwise dispose of any Capital Stock of any Restricted Subsidiary to any Person (other than to the Company or a Wholly Owned Subsidiary), unless (a) such transfer, conveyance, sale, lease or other disposition is of all the Capital Stock of such Restricted Subsidiary (or, in the case of a non Wholly Owned Restricted Subsidiary, all of the Capital Stock held by the Company or its Restricted Subsidiaries) and (b) the net cash proceeds from such transfer, conveyance, sale, lease or other disposition are applied in accordance with the terms of Section 4.6 and (ii) will not permit any Restricted Subsidiary to issue any of its Capital Stock (other than, if necessary, shares of its Capital Stock constituting directors' qualifying shares) to any Person other than to the Company or a Wholly Owned Subsidiary; provided that any Restricted Subsidiary may issue in an underwritten public offering or otherwise sell any shares of any class of its common stock so long as (x) no more than 20% of such class, after giving effect to any such issuance or sale, is then held by Persons other than the Company or any Restricted Subsidiary and (y) the net cash proceeds from such public offering or sale are applied in accordance with the terms of Section 4.6.


                                 ARTICLE 5

                             Successor Company

          SECTION 5.1.   When the Company May Merge or Transfer
Assets. Except as otherwise provided in Section 4.13, the Company will not consolidate with or merge with or into, or convey, transfer or lease all or substantially all its assets to, any Person, unless:

               (i) the resulting, surviving or transferee Person (the "Successor Company") will be a corporation organized and existing under the laws of the United States of America, any State thereof or the District of Columbia and the Successor Company (if not the Company) will expressly assume, by supplemental indenture, executed and delivered to the Trustee, in form satisfactory to the Trustee, all the obligations of the Company under the Securities and this Indenture;

               (ii) immediately after giving effect to such transaction (and treating any Indebtedness which becomes an obligation of the Successor Company or any Restricted Subsidiary as a result of such transaction as having been Incurred by the Successor Company or such Restricted Subsidiary at the time of such transaction), no Default or Event of Default will have occurred and be continuing;

               (iii) immediately after giving effect to such transaction, the Successor Company would be able to Incur an additional $1.00 of Indebtedness under Section 4.3(a);

               (iv) immediately after giving effect to such transaction, the Successor Company will have a Consolidated Net Worth in an amount which is not less than the Consolidated Net Worth of the Company immediately prior to such transaction; provided that this clause (iv) will not restrict the Company's ability to consolidate with or merge with any Person in a transaction accounted for as a pooling of interests where the successor Company's Consolidated Net Worth is no more than 5% less than the Consolidated Net Worth of the Company immediately prior to such transaction; and

               (v) the Company will have delivered to the Trustee an Officers' Certificate and an Opinion of Counsel, each stating that such consolidation, merger or transfer and such supplemental indenture (if any) comply with this Indenture.


          The Successor Company will succeed to, and be substituted for, and may exercise every right and power of, the Company under this Indenture, but the predecessor Company in the case of a lease of all its assets or a conveyance, transfer or lease of substantially all its assets will not be released from the obligation to pay the principal of and interest on the Securities.

          Notwithstanding the foregoing clauses (ii) and (iii), any Wholly Owned Subsidiary may consolidate with, merge into or transfer all or part of its properties and assets to the Company.


                                 ARTICLE 6

                           Defaults and Remedies

          SECTION 6.1. Events of Default. An "Event of Default" occurs if:

          (1) the Company defaults in any payment of interest on any Security when the same becomes due and payable, and such default continues for a period of 30 days;

          (2) the Company (i) defaults in the payment of the principal or premium, if any, of any Security when the same becomes due and payable at its Stated Maturity, upon optional redemption, upon required repurchase, upon declaration or otherwise or (ii) fails to redeem or purchase Securities when required pursuant to this Indenture or the Securities;

          (3)  the Company fails to comply with Section 5.1;

          (4) the Company fails to comply with Section 4.2, 4.3, 4.4, 4.5, 4.6, 4.7, 4.8, 4.11, 4.12 or 4.13 (other than a failure to purchase Securities when required under Section 4.6 or 4.8) and such failure continues for 30 days after the notice specified below;

          (5) the Company fails to comply with any of its agreements in the Securities or this Indenture (other than those referred to in (1), (2), (3) or (4) above) and such failure continues for 60 days after the notice specified below;

          (6) the Company or any Significant Subsidiary of the Company fails to pay any Indebtedness within any applicable grace period after final maturity or the acceleration of any such Indebtedness by the holders thereof because of a default and the total amount of such Indebtedness unpaid or accelerated exceeds $5,000,000 or its foreign currency equivalent at the time;

          (7) the Company or any Significant Subsidiary of the Company pursuant to or within the meaning of any Bankruptcy
     Law:

               (A)  commences a voluntary case;

               (B) consents to the entry of an order for relief against it in an involuntary case in which it is the debtor;

               (C) consents to the appointment of a Custodian of it or for any substantial part of its property; or

               (D) makes a general assignment for the benefit of its creditors;

     or takes any comparable action under any foreign laws relating to insolvency;

          (8) a court of competent jurisdiction enters an order or decree under any Bankruptcy Law that:

               (A) is for relief against the Company or any Significant Subsidiary of the Company in an involuntary case;

               (B) appoints a Custodian of the Company or any Significant Subsidiary of the Company or for any substantial part of the property of the Company or Significant Subsidiary; or

               (C) orders the winding up or liquidation of the Company or any Significant Subsidiary of the Company;

(or any similar relief is granted under any foreign laws) and the order or decree remains unstayed and in effect for 60 days; or

          (9) any final, non-appealable judgment or decree for the payment of money in excess of $5,000,000 or its foreign currency equivalent at the time is entered against the Company or any Significant Subsidiary of the Company and either:

               (A) an enforcement proceeding has been commenced by any creditor upon such judgment or decree; or

               (B) such judgment or decree remains unpaid and outstanding for a period of 60 days following such judgment and is not discharged, waived or stayed.

          The foregoing will constitute Events of Default whatever the reason for any such Event of Default and whether it is voluntary or involuntary or is effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body.

          The term "Bankruptcy Law" means Title 11, United States Code, as amended, or any similar federal or state law for the relief of debtors. The term "Custodian" means any receiver, trustee, assignee, liquidator, custodian or similar official under any Bankruptcy Law.

          A Default under clause (4) or (5) is not an Event of Default until the Trustee or the Holders of at least 25% in aggregate principal amount of the outstanding Securities notify the Company of the Default and the Company does not cure such Default within the time specified after receipt of such notice. Such notice must specify the Default, demand that it be remedied and state that such notice is a "Notice of Default".

          The Company shall deliver to the Trustee, within 30 days after the occurrence thereof, written notice in the form of an Officers' Certificate of any Event of Default under clause (6) and any event which with the giving of notice or the lapse of time would become an Event of Default under clause (4), (5) or (9), its status and what action the Company is taking or proposes to take with respect thereto.

          SECTION 6.2. Acceleration. If an Event of Default (other than an Event of Default specified in Section 6.1(7) or (8) with respect to the Company) occurs and is continuing, the Trustee by notice to the Company, or the Holders of at least 25% in aggregate principal amount of the outstanding Securities by notice to the Company and the Trustee, may declare the principal of and accrued interest on all the Securities to be due and payable. Upon such a declaration, such principal and interest shall be due and payable immediately. If an Event of Default specified in Section 6.1(7) or (8) with respect to the Company occurs and is continuing, the principal of and accrued interest on all the Securities shall ipso facto become and be immediately due and payable without any declaration or other act on the part of the Trustee or any Securityholders. The Holders of a majority in aggregate principal amount of the outstanding Securities by notice to the Trustee may rescind an acceleration and its consequences if the rescission would not conflict with any judgment or decree and if all existing Events of Default have been cured or waived except nonpayment of principal or interest that has become due solely because of acceleration. No such rescission shall affect any subsequent Default or impair any right consequent thereto.

          SECTION 6.3. Other Remedies. If an Event of Default occurs and is continuing, the Trustee may pursue any available remedy to collect the payment of principal of or interest on the Securities or to enforce the performance of any provision of the Securities or this Indenture.

          The Trustee may maintain a proceeding even if it does not possess any of the Securities or does not produce any of them in the proceeding. A delay or omission by the Trustee or any Securityholder in exercising any right or remedy accruing upon an Event of Default shall not impair the right or remedy or constitute a waiver of or acquiescence in the Event of Default. No remedy is exclusive of any other remedy. All available remedies are, to the extent permitted by law, cumulative.

          SECTION 6.4. Waiver of Past Defaults. The Holders of a majority in aggregate principal amount of the Securities then outstanding by notice to the Trustee may waive any past or existing Default and its consequences except (i) a Default in the payment of the principal of or interest on a Security or (ii) a Default in respect of a provision that under Section 9.2 cannot be amended without the consent of each Securityholder affected. When a Default is waived, it is deemed cured, and any Event of Default arising therefrom shall be deemed to have been cured, but no such waiver shall extend to any subsequent or other Default or impair any consequent right.

          SECTION 6.5. Control by Majority. The Holders of a majority in aggregate principal amount of the Securities then outstanding may direct the time, method and place of conducting any proceeding for any remedy available to the Trustee or of exercising any trust or power conferred on the Trustee. However, the Trustee may refuse to follow any direction that conflicts with law or this Indenture or, subject to Section 7.1, that the Trustee determines is unduly prejudicial to the rights of other Securityholders or would involve the Trustee in personal liability; provided, however, that the Trustee may take any other action deemed proper by the Trustee that is not inconsistent with such direction. Prior to taking any action hereunder, the Trustee shall be entitled to indemnification from the Securityholders satisfactory to it in its sole discretion against all losses and expenses caused by taking or not taking such action.

          SECTION 6.6. Limitation on Suits. A Securityholder may not pursue any remedy with respect to this Indenture or the Securities unless:

          (1) the Holder gives to the Trustee written notice stating that an Event of Default is continuing;

          (2) the Holders of at least 25% in aggregate principal amount of the Securities then outstanding make a written request to the Trustee to pursue the remedy;

          (3) such Holder or Holders offer to the Trustee reasonable security or indemnity against any loss, liability or expense;

          (4) the Trustee does not comply with the request within 60 days after receipt of the request and the offer of security or indemnity; and

          (5) the Holders of a majority in aggregate principal amount of the Securities then outstanding do not give the Trustee a direction inconsistent with the request during such 60-day period.

          A Securityholder may not use this Indenture to prejudice the rights of another Securityholder or to obtain a preference or priority over another Securityholder.

          SECTION 6.7. Rights of Holders To Receive Payment. Notwithstanding any other provision of this Indenture, the right of any Holder to receive payment of principal of and interest on the Securities held by such Holder, on or after the respective due dates expressed in the Securities, or to bring suit for the enforcement of any such payment on or after such respective dates, shall not be impaired or affected without the consent of such Holder.

          SECTION 6.8. Collection Suit by Trustee. If an Event of Default specified in Section 6.1(1) or (2) occurs and is continuing, the Trustee may recover judgment in its own name and as trustee of an express trust against the Company for the whole amount then due and owing (together with interest on any unpaid interest to the extent lawful) and the amounts provided for in
Section 7.7.

          SECTION 6.9. Trustee May File Proofs of Claim. The Trustee may file such proofs of claim and other papers or documents as may be necessary or advisable in order to have the claims of the Trustee and the Securityholders allowed in any judicial proceedings relative to the Company, its creditors or its property and, unless prohibited by law or applicable regulations, may vote on behalf of the Holders in any election of a trustee in bankruptcy or other Person performing similar functions, and any Custodian in any such judicial proceeding is hereby authorized by each Holder to make payments to the Trustee and, in the event that the Trustee shall consent to the making of such payments directly to the Holders, to pay to the Trustee any amount due it for the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and its counsel, and any other amounts due the Trustee under Section 7.7.

          SECTION 6.10. Priorities. If the Trustee collects any money or property pursuant to this Article 6, it shall pay out the money or property in the following order, subject to applicable law:

          FIRST: to the Trustee for amounts due under Section 7.7;

          SECOND: to Securityholders for amounts due and unpaid on the Securities for principal and interest, ratably, without preference or priority of any kind, according to the amounts due and payable on the Securities for principal and interest, respectively; and

          THIRD: to the Company.

          The Trustee may, upon prior written notice to the Company, fix a record date and payment date for any payment to Securityholders pursuant to this Section. At least 15 days before such record date, the Company shall mail to each Securityholder and the Trustee a notice that states the record date, the payment date and amount to be paid.

          SECTION 6.11. Undertaking for Costs. In any suit for the enforcement of any right or remedy under this Indenture or in any suit against the Trustee for any action taken or omitted by it as Trustee, a court in its discretion may require the filing by any party litigant in the suit of an undertaking to pay the costs of the suit, and the court in its discretion may assess reasonable costs, including reasonable attorneys' fees and expenses, against any party litigant in the suit, having due regard to the merits and good faith of the claims or defenses made by the party litigant. This Section does not apply to a suit by the Trustee, a suit by a Holder pursuant to Section 6.7 or a suit by Holders of more than 10% in aggregate principal amount of the outstanding Securities.

          SECTION 6.12. Waiver of Stay or Extension Laws. The Company (to the extent it may lawfully do so) shall not at any time insist upon, or plead, or in any manner whatsoever claim or take the benefit or advantage of, any stay or extension law wherever enacted, now or at any time hereafter in force, which may affect the covenants or the performance of this Indenture; and the Company (to the extent that it may lawfully do so) hereby expressly waives all benefit or advantage of any such law, and shall not hinder, delay or impede the execution of any power herein granted to the Trustee, but shall suffer and permit the execution of every such power as though no such law had been enacted.


                                 ARTICLE 7

                                  Trustee

          SECTION 7.1. Duties of Trustee. (a) If an Event of Default has occurred and is continuing, the Trustee shall exercise the rights and powers vested in it by this Indenture and use the same degree of care and skill in their exercise as a prudent Person would exercise or use under the circumstances in the conduct of such Person's own affairs.

          (b)  Except during the continuance of an Event of
Default:

          (1) the Trustee undertakes to perform such duties and only such duties as are specifically set forth in this Indenture and no implied covenants or obligations shall be read into this Indenture against the Trustee; and

          (2) in the absence of bad faith on its part, the Trustee may conclusively rely, as to the truth of the statements and the correctness of the opinions expressed therein, upon certificates or opinions furnished to the Trustee and conforming to the requirements of this Indenture. However, in the case of any such certificates or opinions which by any provision hereof are specifically required to be furnished to the Trustee, the Trustee shall examine the certificates and opinions to determine whether or not they conform to the requirements of this Indenture.

          (c) The Trustee may not be relieved from liability for its own negligent action, its own negligent failure to act or its own wilful misconduct, except that:

          (1) this paragraph does not limit the effect of paragraph (b) of this Section;

          (2) the Trustee shall not be liable for any error of judgment made in good faith by a Trust Officer unless it is proved that the Trustee was negligent in ascertaining the pertinent facts; and

          (3) the Trustee shall not be liable with respect to any action it takes or omits to take in good faith in accordance with a direction received by it pursuant to Section 6.5.

          (d) Every provision of this Indenture that in any way relates to the Trustee is subject to paragraphs (a), (b) and (c) of this Section.

          (e) Money held in trust by the Trustee need not be segregated from other funds except to the extent required by law.

          (f) No provision of this Indenture shall require the Trustee to expend or risk its own funds or otherwise incur financial liability in the performance of any of its duties hereunder or in the exercise of any of its rights or powers, if it shall have reasonable grounds to believe that repayment of such funds or adequate indemnity against such risk or liability is not reasonably assured to it.

          (g) Every provision of this Indenture relating to the conduct or affecting the liability of or affording protection to the Trustee shall be subject to the provisions of this Section and to the provisions of the TIA.

          SECTION 7.2. Rights of Trustee. (a) The Trustee may rely on any document believed by it to be genuine and to have been signed or presented by the proper person. The Trustee need not investigate any fact or matter stated in the document.

          (b) Before the Trustee acts or refrains from acting, it may require an Officers' Certificate or an Opinion of Counsel. The Trustee shall not be liable for any action it takes or omits to take in good faith in reliance on the Officers' Certificate or Opinion of Counsel.

          (c) The Trustee may act through agents and shall not be responsible for the misconduct or negligence of any agent appointed with due care.

          (d) The Trustee shall not be liable for any action it takes or omits to take in good faith which it believes to be authorized or within its rights or powers; provided, however, that the Trustee's conduct does not constitute wilful misconduct or negligence.

          (e) The Trustee may consult with counsel of its selection, and the advice or opinion of counsel with respect to legal matters relating to this Indenture and the Securities shall be full and complete authorization and protection from liability in respect to any action taken, omitted or suffered by it hereunder in good faith and in accordance with the advice or opinion of such counsel.

          (f) The Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this Indenture at the request or direction of any of the Holders pursuant to this Indenture, unless such Holders shall have offered to the Trustee reasonable security or indemnity against the costs, expenses and liabilities which might be incurred by it in compliance with such request or direction.

          SECTION 7.3. Individual Rights of Trustee. The Trustee in its individual or any other capacity may become the owner or pledgee of Securities and may otherwise deal with the Company or its respective Affiliates with the same rights it would have if it were not Trustee. Any Paying Agent, Registrar, co-registrar or co-paying agent may do the same with like rights. However, the Trustee must comply with Sections 7.10 and 7.11.

          SECTION 7.4. Trustee's Disclaimer. The Trustee shall not be responsible for and makes no representation as to the validity or adequacy of this Indenture or the Securities, it shall not be accountable for the Company's use of the proceeds from the Securities, and it shall not be responsible for any statement of the Company in this Indenture or in any document issued in connection with the sale of the Securities or in the Securities other than the Trustee's certificate of authentication.

          SECTION 7.5. Notice of Defaults. If a Default occurs and is continuing and if it is known to the Trustee, the Trustee shall mail to each Securityholder notice of the Default within the 90 days after it occurs. Except in the case of a Default in payment of principal of or interest on any Security (including payments pursuant to the mandatory redemption provisions of such Security, if any), the Trustee may withhold the notice if and so long as a committee of its Trust Officers in good faith determines that withholding the notice is in the interests of Securityholders.

          SECTION 7.6. Reports by Trustee to Holders. As promptly as practicable after each May 15 beginning with the May 15 following the date of this Indenture, and in any event prior to July 15 in each year, the Trustee shall mail to each Securityholder a brief report dated as of May 15 that complies with TIA 313(a). The Trustee also shall comply with TIA 313(b). The Trustee shall promptly deliver to the Company a copy of any report it delivers to Holders pursuant to Section 7.6.

          A copy of each report at the time of its mailing to Securityholders shall be filed with the SEC and each stock exchange (if any) on which the Securities are listed. The Company agrees to notify promptly the Trustee whenever the Securities become listed on any stock exchange and of any delisting thereof.

          SECTION 7.7. Compensation and Indemnity. The Company shall pay to the Trustee from time to time such compensation for its services as the Company and the Trustee shall from time to time agree in writing. The Trustee's compensation shall not be limited by any law on compensation of a trustee of an express trust. The Company shall reimburse the Trustee upon request for all reasonable out-of-pocket expenses incurred or made by it, including costs of collection, in addition to such compensation for its services, except any such expense, disbursement or advance as may arise from its negligence, wilful misconduct or bad faith. Such expenses shall include the reasonable compensation and expenses, disbursements and advances of the Trustee's agents, counsel, accountants and experts. The Trustee shall provide the Company reasonable notice of any expenditure not in the ordinary course of business; provided that prior approval by the Company of any such expenditure shall not be a requirement for the making of such expenditure nor for reimbursement by the Company thereof. The Company shall indemnify each of the Trustee and any predecessor Trustees against any and all loss, damage, claim, liability or expense (including attorneys' fees and expenses) (other than taxes applicable to the Trustee's compensation hereunder) incurred by it in connection with the acceptance or administration of this trust and the performance of its duties hereunder. The Trustee shall notify the Company promptly of any claim for which it may seek indemnity. Failure by the Trustee to so notify the Company shall not relieve the Company of its obligations hereunder. The Company shall defend the claim and the Trustee may have separate counsel, which counsel must be reasonably acceptable to the Company and the Company will pay the reasonable fees and expenses of such counsel
 . The Company need not reimburse any expense or indemnify against any loss, liability or expense incurred by the Trustee through the Trustee's own wilful misconduct, negligence or bad faith.

          To secure the Company's payment obligations in this Section, the Trustee shall have a lien prior to the Securities on all money or property held or collected by the Trustee other than money or property held in trust to pay principal of and interest on particular Securities.

          The Company's payment obligations pursuant to this Section shall survive the discharge of this Indenture. When the Trustee incurs expenses after the occurrence of a Default specified in Section 6.1(7) or (8) with respect to the Company, the expenses are intended to constitute expenses of administration under the Bankruptcy Law.

          SECTION 7.8. Replacement of Trustee. The Trustee may resign at any time by so notifying the Company. The Holders of a majority in principal amount of the Securities then outstanding, may remove the Trustee by so notifying the Trustee and may appoint a successor Trustee. The Company shall remove the Trustee if:

          (1)  the Trustee fails to comply with Section 7.10;

          (2)  the Trustee is adjudged bankrupt or insolvent;

          (3) a receiver or other public officer takes charge of the Trustee or its property; or

          (4)  the Trustee otherwise becomes incapable of acting.

          If the Trustee resigns, is removed by the Company or by the Holders of a majority in principal amount of the Securities and such Holders do not reasonably promptly appoint a successor Trustee, or if a vacancy exists in the office of Trustee for any reason (the Trustee in such event being referred to herein as the retiring Trustee), the Company shall promptly appoint a successor Trustee.

          A successor Trustee shall deliver a written acceptance of its appointment to the retiring Trustee and to the Company. Thereupon the resignation or removal of the retiring Trustee shall become effective, and the successor Trustee shall have all the rights, powers and duties of the Trustee under this Indenture. The successor Trustee shall mail a notice of its succession to Securityholders. The retiring Trustee shall promptly transfer all property held by it as Trustee to the successor Trustee, subject to the lien provided for in Section 7.7.

          If a successor Trustee does not take office within 60 days after the retiring Trustee resigns or is removed, the retiring Trustee or the Holders of 10% in principal amount of the Securities may petition any court of competent jurisdiction for the appointment of a successor Trustee.

          If the Trustee fails to comply with Section 7.10, any Securityholder may petition any court of competent jurisdiction for the removal of the Trustee and the appointment of a successor
Trustee.

          Notwithstanding the replacement of the Trustee pursuant to this Section, the Company, obligations under Section 7.7 shall continue for the benefit of the retiring Trustee.

          SECTION 7.9. Successor Trustee by Merger. If the Trustee consolidates with, merges or converts into, or transfers all or substantially all its corporate trust business or assets to, another corporation or banking association, the resulting, surviving or transferee corporation without any further act shall be the successor Trustee, provided that such corporation shall be eligible under this Article Seven and TIA Section 3.10(a).

          In case at the time such successor or successors by merger, conversion or consolidation to the Trustee shall succeed to the trusts created by this Indenture any of the Securities shall have been authenticated but not delivered, any such successor to the Trustee may adopt the certificate of authentication of any predecessor trustee, and deliver such Securities so authenticated; and in case at that time any of the Securities shall not have been authenticated, any successor to the Trustee may authenticate such Securities either in the name of any predecessor hereunder or in the name of the successor to the Trustee; and in all such cases such certificates shall have the full force which it is anywhere in the Securities or in this Indenture provided that the certificate of the Trustee shall have.

          SECTION 7.10. Eligibility; Disqualification. The Trustee shall at all times satisfy the requirements of TIA
310(a). The Trustee shall have a combined capital and surplus of at least $50,000,000 as set forth in its most recent published annual report of condition. The Trustee shall comply with TIA 310(b); provided, however, that there shall be excluded from the operation of TIA 310(b)(1) any indenture or indentures under which other securities or certificates of interest or participation in other securities of the Company are outstanding if the requirements for such exclusion set forth in TIA 310(b)(1) are met.

          SECTION 7.11. Preferential Collection of Claims Against Company. The Trustee shall comply with TIA 311(a), excluding any creditor relationship listed in TIA 311(b). A Trustee who has resigned or been removed shall be subject to TIA 311(a) to the extent indicated.


                                 ARTICLE 8

                    Discharge of Indenture; Defeasance

          SECTION 8.1. Discharge of Liability on Securities; Defeasance. (a) When (i) the Company delivers to the Trustee all outstanding Securities (other than Securities replaced pursuant to Section 2.7) for cancellation or (ii) all outstanding Securities have become due and payable, whether at maturity or as a result of the mailing of a notice of redemption pursuant to Article 3 hereof or the Securities will become due and payable at their Maturity within 91 days, or the securities are to be called for redemption within 91 days under arrangements satisfactory to the Trustee for the giving of notice of redemption by the Trustee in the name, and at the expense, of the Company, and, in each case of this clause
(ii), the Company irrevocably deposits or causes to be deposited with the Trustee funds sufficient to pay at maturity or upon redemption all outstanding Securities, including interest thereon to maturity or such redemption date (other than Securities replaced pursuant to Section 2.7), and if in either case the Company pays all other sums payable hereunder by the Company, then this Indenture shall, subject to Section 8.1(c), cease to be of further effect. The Trustee shall acknowledge satisfaction and discharge of this Indenture on demand of the Company accompanied by an Officers' Certificate and an Opinion of Counsel from the Company that all conditions precedent provided herein for relating to satisfaction and discharge of this Indenture have been complied with and at the cost and expense of the Company.

          (b) Subject to Sections 8.1(c) and 8.2, the Company at any time may terminate (i) all of its obligations under the Securities and this Indenture ("legal defeasance option") or (ii) its obligations under Sections 4.2, 4.3, 4.4, 4.5, 4.6, 4.7, 4.8,
4.9, 4.10, 4.11, 4.12 and 4.13 and the operation of Sections 6.1(4), 6.1(5), 6.1(6), 6.1(7) (but only with respect to a
Significant Subsidiary), 6.1(8) (but only with respect to a Significant Subsidiary), 6.1(9) and 5.1(ii), 5.1(iii) and 5.1(iv) ("covenant defeasance option"). The Company may exercise its legal defeasance option notwithstanding its prior exercise of its covenant defeasance option.

          If the Company exercises its legal defeasance option, payment of the Securities may not be accelerated because of an Event of Default. If the Company exercises its covenant defeasance option, payment of the Securities may not be accelerated because of an Event of Default specified in Section 6.1(4), 6.1(5), 6.1(6), 6.1(7) (but only with respect to a Significant Subsidiary), 6.1(8) (but only with respect to a Significant Subsidiary) or 6.1(9) or because of the failure of the Company to comply with Sections 5.1(ii), 5.1(iii) and 5.1(iv).

          Upon satisfaction of the conditions set forth herein and upon request of the Company, the Trustee shall acknowledge in writing the discharge of those obligations that the Company terminates.

          (c) Notwithstanding clauses (a) and (b) above, the Company's obligations in Sections 2.3, 2.4, 2.5, 2.6, 2.7, 7.7, 7.8, 8.4, 8.5 and 8.6 shall survive until the Securities have been paid in full. Thereafter, the Company's obligations in Sections 7.7, 8.4 and 8.5 shall survive.

          SECTION 8.2. Conditions to Defeasance. The Company may exercise its legal defeasance option or its covenant defeasance option only if:

          (1) the Company irrevocably deposits or causes to be deposited in trust with the Trustee money or U.S. Government Obligations which through the scheduled payment of principal and interest in respect thereof in accordance with their terms will provide cash at such times and in such amounts as will be sufficient to pay principal and interest when due on all outstanding Securities (except Securities replaced pursuant to Section 2.7) to maturity or redemption, as the case may be;

          (2) the Company delivers to the Trustee a certificate from a nationally recognized firm of independent accountants expressing their opinion that the payments of principal and interest when due and without reinvestment on the deposited U.S. Government Obligations plus any deposited money without investment will provide cash at such times and in such amounts as will be sufficient to pay principal and interest when due on all outstanding Securities (except Securities replaced pursuant to Section 2.7) to maturity or redemption, as the case may be;

          (3) 91 days pass after the deposit is made and during the 91-day period no Default specified in Section 6.1(7) or
     (8) with respect to the Company occurs which is continuing at the end of the period;

          (4) the deposit does not constitute a default under any other material agreement binding on the Company;

          (5) the Company delivers to the Trustee an Opinion of Counsel to the effect that the trust resulting from the deposit does not constitute, or is qualified as, a regulated investment company under the Investment Company Act of 1940;

          (6) in the case of the legal defeasance option, the Company shall have delivered to the Trustee an Opinion of Counsel stating that (i) the Company have received from, or there has been published by, the Internal Revenue Service a ruling, or (ii) since the date of this Indenture there has been a change in the applicable federal income tax law, in either case to the effect that, and based thereon such Opinion of Counsel shall confirm that, the Securityholders will not recognize income, gain or loss for federal income tax purposes as a result of such deposit and defeasance and will be subject to federal income tax on the same amounts, in the same manner and at the same times as would have been the case if such deposit and defeasance had not occurred;

          (7) in the case of the covenant defeasance option, the Company shall have delivered to the Trustee an Opinion of Counsel to the effect that the Securityholders will not recognize income, gain or loss for federal income tax purposes as a result of such covenant defeasance and will be subject to federal income tax on the same amounts, in the same manner and at the same times as would have been the case if such deposit and covenant defeasance had not occurred; and

          (8) the Company delivers to the Trustee an Officers' Certificate and an Opinion of Counsel, each stating that all conditions precedent to the defeasance and discharge of the Securities as contemplated by this Article 8 have been complied with.

          Opinions of Counsel required to be delivered under this Section may have qualifications customary for opinions of the type required and counsel delivering such Opinions of Counsel may rely on certificates of the Company or government or other officials customary for opinions of the type required, including certificates certifying as to matters of fact.

          Before or after a deposit, the Company may make arrangements satisfactory to the Trustee for the redemption of Securities at a future date in accordance with Article 3.

          SECTION 8.3. Application of Trust Money. The Trustee shall hold in trust money or U.S. Government Obligations deposited with it pursuant to this Article 8. It shall apply the deposited money and the money from U.S. Government Obligations either directly or through the Paying Agent (including the Company acting as its own Paying Agent as the Trustee may determine) and in accordance with this Indenture to the payment of principal of and interest on the Securities.

          SECTION 8.4. Repayment to Company. The Trustee and the Paying Agent shall promptly turn over to the Company upon request any excess money or securities held by them at any time.

          Subject to any applicable abandoned property law, the Trustee and the Paying Agent shall pay to the Company upon written request any money held by them for the payment of principal or interest that remains unclaimed for two years, and, thereafter, Securityholders entitled to the money must look to the Company for payment as general creditors.

          SECTION 8.5. Indemnity for Government Obligations. The Company shall pay and shall indemnify the Trustee against any tax, fee or other charge imposed on or assessed against deposited U.S. Government Obligations or the principal and interest received on such U.S. Government Obligations other than any such tax, fee or other charge which by law is for the account of the Holders of the defeased Securities; provided that the Trustee shall be entitled to charge any such tax, fee or other charge to such Holder's account.

          SECTION 8.6. Reinstatement. If the Trustee or Paying Agent is unable to apply any money or U.S. Government Obligations in accordance with this Article 8 by reason of any legal proceeding or by reason of any order or judgment of any court or governmental authority enjoining, restraining or otherwise prohibiting such application, the Company's obligations under this Indenture and the Securities shall be revived and reinstated as though no deposit had occurred pursuant to this Article 8 until such time as the Trustee or Paying Agent is permitted to apply all such money or U.S. Government Obligations in accordance with this Article 8; provided, however, that, (a) if the Company has made any payment of interest on or principal of any Securities following the reinstatement of their obligations, the Company shall be subrogated to the rights of the Holders of such Securities to receive such payment from the money or U.S. Government Obligations held by the Trustee or Paying Agent and (b) unless otherwise required by any legal proceeding or any order or judgment of any court or governmental authority, the Trustee or Paying Agent shall return all such money and U.S. Government Obligations to the Company promptly after receiving a written request therefor at any time, if such reinstatement of the Company's obligations has occurred and continues to be in effect.


                                 ARTICLE 9

                                Amendments

          SECTION 9.1. Without Consent of Holders. The Company and the Trustee may amend this Indenture or the Securities without notice to or consent of any Securityholder:

          (1) to cure any ambiguity, omission, defect or inconsistency;

          (2)  to comply with Article 5;

          (3) to provide for uncertificated Securities in addition to or in place of certificated Securities; provided, however, that the uncertificated Securities are issued in registered form for purposes of Section 163(f) of the Code or in a manner such that the uncertificated Securities are as described in
     Section 163(f)(2)(B) of the Code;

          (4)  to add guarantees with respect to the Securities;

          (5)  to secure the Securities;

          (6) to add to the covenants of the Company for the benefit of the Holders or to surrender any right or power herein conferred upon the Company;

          (7) to make any change that does not adversely affect the rights of any Securityholder; or

          (8) to comply with any requirements of the SEC in connection with qualifying this Indenture under the TIA.

          After an amendment under this Section becomes effective, the Company shall mail to Securityholders a notice briefly describing such amendment. The failure to give such notice to all Securityholders, or any defect therein, shall not impair or affect the validity of an amendment under this section.

          SECTION 9.2. With Consent of Holders. The Company and the Trustee may amend this Indenture or the Securities without notice to any Securityholder but with the written consent of the Holders of at least a majority in principal amount of the Securities then outstanding. However, without the consent of each Securityholder affected, an amendment may not:

          (1) reduce the amount of Securities whose Holders must consent to an amendment;

          (2) reduce the rate of or extend the time for payment of interest on any Security;

          (3)  reduce the principal of or extend the Stated
     Maturity of any Security;

          (4) reduce the premium payable upon the redemption of any Security or change the time at which any Security may be redeemed in accordance with Article 3;

          (5) make any Security payable in money other than that stated in the Security;

          (6) impair the right of any Holder to receive payment of principal of and interest on such Holder's Securities on or after the due dates therefor or to institute suit for the enforcement of any payment on or with respect to such Holder's Securities; or

          (7) make any change in Section 6.4 or 6.7 or the second sentence of this Section.

          It shall not be necessary for the consent of the Holders under this Section to approve the particular form of any proposed amendment, but it shall be sufficient if such consent approves the substance thereof.

          After an amendment under this Section becomes effective, the Company shall mail to Securityholders a notice briefly describing such amendment. The failure to give such notice to all Securityholders, or any defect therein, shall not impair or affect the validity of an amendment under this Section.

          SECTION 9.3.   Compliance with Trust Indenture Act.
Every amendment to this Indenture or the Securities shall comply with the TIA as then in effect.

          SECTION 9.4. Revocation and Effect of Consents and Waivers. A consent to an amendment or a waiver by a Holder of a Security shall bind the Holder and every subsequent Holder of that Security or portion of the Security that evidences the same debt as the consenting Holder's Security, even if notation of the consent or waiver is not made on the Security. After an amendment or waiver becomes effective, it shall bind every Securityholder.

          The Company may, but shall not be obligated to, fix a record date for the purpose of determining the Securityholders entitled to give their consent or take any other action described above or required or permitted to be taken pursuant to this Indenture. If a record date is fixed, then notwithstanding the immediately preceding paragraph, those Persons who were Securityholders at such record date (or their duly designated proxies), and only those Persons, shall be entitled to give such consent or to revoke any consent previously given or to take any such action, whether or not such Persons continue to be Holders after such record date. No such consent shall be valid or effective for more than 120 days after such record date.

          SECTION 9.5. Notation on or Exchange of Securities. If an amendment changes the terms of a Security, the Trustee may require the Holder of the Security to deliver it to the Trustee. The Trustee may place an appropriate notation on the Security regarding the changed terms and return it to the Holder. Alternatively, if the Company or the Trustee so determine, the Company in exchange for the Security shall issue and the Trustee shall authenticate a new Security that reflects the changed terms. Failure to make the appropriate notation or to issue a new Security shall not affect the validity of such amendment.

          SECTION 9.6. Trustee To Sign Amendments. The Trustee shall sign any amendment authorized pursuant to this Article 9 if the amendment does not adversely affect the rights, duties, liabilities or immunities of the Trustee. If it does, the Trustee may but need not sign it. In signing such amendment the Trustee shall be entitled to receive indemnity reasonably satisfactory to it and to receive, and (subject to Section 7.1) shall be fully protected in relying upon, an Officers' Certificate and an Opinion of Counsel stating that such amendment complies with the provisions of Article 9 of this Indenture.


                                ARTICLE 10

                               Miscellaneous

          SECTION 10.1. Trust Indenture Act Controls. If any provision of this Indenture limits, qualifies or conflicts with another provision which is required to be included in this Indenture by the TIA, the required provision shall control. If this Indenture excludes any provision of the TIA that is required to be included, such provision shall be deemed included herein.

          SECTION 10.2. Notices. Any notice or communication shall be in writing and delivered in person, by overnight courier or facsimile (if to the Company, with receipt confirmed by an Officer) or mailed by first-class mail addressed as follows:

     if to the Company:

          Before August 1, 1996:

               Michaels Stores, Inc.
               5931 Campus Circle Drive
               Irving, TX  75063
               Attention: General Counsel

          From and after August 1, 1996:

               Michaels Stores, Inc.
               8000 Bent Branch Drive
               Irving, TX 75063
               Attention: General Counsel

     if to the Trustee:

               The Bank of New York
               101 Barclay Street, Floor 21 West
               New York, New York 10286
               Attention:     Corporate Trust Trustee
                              Administration

          The Company or the Trustee by notice to the other may designate additional or different addresses for subsequent notices or communications.

          Any notice or communication mailed or sent by overnight courier or facsimile to a Securityholder shall be sent to the Securityholder at the Securityholder's address as it appears on the registration books of the Registrar and shall be sufficiently given if so sent within the time prescribed.

          Failure to send a notice or communication to a Securityholder or any defect in it shall not affect its sufficiency with respect to other Securityholders. If a notice or communication is sent in the manner provided above, it is duly given, whether or not the addressee receives it.

          Where this Indenture provides for notice in any manner, such notice may be waived in writing by the Person entitled to receive such notice, either before or after the event, and such waiver shall be the equivalent of such notice.

          SECTION 10.3.  Communication by Holders with Other
Holders. Securityholders may communicate pursuant to TIA 312(b) with other Securityholders with respect to their rights under this Indenture or the Securities. The Company, the Trustee, the
Registrar and anyone else shall have the protection of TIA
312(c).

          SECTION 10.4.  Certificate and Opinion as to Conditions
Precedent. Upon any request or application by the Company to the Trustee to take or refrain from taking any action under this Indenture, each the Company shall furnish to the Trustee:

          (1) an Officers' Certificate (which in connection with the original issuance of the Securities need only be executed by one Officer for the Company) in form and substance reasonably satisfactory to the Trustee stating that, in the opinion of the signers, all conditions precedent, if any, provided for in this Indenture relating to the proposed action have been complied with; and

          (2) an Opinion of Counsel in form and substance reasonably satisfactory to the Trustee stating that, in the opinion of such counsel, all such conditions precedent have been complied with.

          SECTION 10.5.  Statements Required in Certificate or
Opinion. Each certificate or opinion with respect to compliance with a covenant or condition provided for in this Indenture shall include:

          (1) a statement that the individual making such certificate or opinion has read such covenant or condition;

          (2) a brief statement as to the nature and scope of the examination or investigation upon which the statements or opinions contained in such certificate or opinion are based;

          (3) a statement that, in the opinion of such individual, he has made such examination or investigation as is necessary to enable him to express an informed opinion as to whether or not such covenant or condition has been complied with; and

          (4) a statement as to whether or not, in the opinion of such individual, such covenant or condition has been complied with.

          SECTION 10.6. When Securities Disregarded. In determining whether the Holders of the required principal amount of Securities have concurred in any direction, waiver or consent, Securities owned by the Company or by any Person directly or indirectly controlling or controlled by or under direct or indirect common control with the Company shall be disregarded and deemed not to be outstanding, except that, for the purpose of determining whether the Trustee shall be protected in relying on any such direction, waiver or consent, only Securities which the Trustee actually knows are so owned shall be so disregarded. Also, subject to the foregoing, only Securities outstanding at the time shall be considered in any such determination.

          SECTION 10.7.  Rules by Trustee, Paying Agent and
Registrar. The Trustee may make reasonable rules for action by or a meeting of Securityholders. The Trustee shall provide the Company reasonable notice of such rules; provided that neither prior notice to the Company of such rules nor prior approval by the Company of such rules shall be a requirement for their effectiveness. The Registrar and the Paying Agent may make reasonable rules for their functions.

          SECTION 10.8. Legal Holidays. A "Legal Holiday" is a Saturday, a Sunday or a day on which banking institutions are not required to be open in the State of New York. If a payment date is a Legal Holiday, payment shall be made on the next succeeding day that is not a Legal Holiday, and no interest shall accrue for the intervening period. If a regular record date is a Legal Holiday, the record date shall not be affected.

          SECTION 10.9. Governing Law. This Indenture and the Securities shall be governed by, and construed in accordance with, the laws of the State of New York but without giving effect to applicable principles of conflict of laws to the extent that the application of the laws of another jurisdiction would be required thereby.

          SECTION 10.10. No Recourse Against Others. A director, officer, employee or stockholder, as such, of the Company shall not have any liability for any obligations of the Company under the Securities or this Indenture or for any claim based on, in respect of or by reason of such obligations or their creation. By accepting a Security, each Securityholder shall waive and release all such liability. The waiver and release shall be part of the consideration for the issue of the Securities.

          SECTION 10.11.      Successors.  All agreements of the
Company in this Indenture and the Securities shall bind the Company's successors. All agreements of the Trustee in this Indenture shall bind its successors.

          SECTION 10.12. Multiple Originals. The parties may sign any number of copies of this Indenture. Each signed copy shall be an original, but all of them together represent the same agreement. One signed copy is enough to prove this Indenture.

          SECTION 10.13. Table of Contents; Headings. The table of contents, cross-reference sheet and headings of the Articles and Sections of this Indenture have been inserted for convenience of reference only, are not intended to be considered a part hereof and shall not modify or restrict any of the terms or provisions hereof.

          SECTION 10.14. Severability Clause. In case any provision in this Indenture or in the Securities shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

          IN WITNESS WHEREOF, the parties have caused this Indenture to be duly executed as of the date first written above.


                              MICHAELS STORES, INC.


                              By:
                                Name:
                                Title:



                              THE BANK OF NEW YORK, as Trustee


                              By:
                                Name:
                                Title:



                                                                  EXHIBIT A



                             FACE OF SECURITY

          UNLESS THIS CERTIFICATE IS PRESENTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY, A NEW YORK CORPORATION ("DTC"), NEW YORK, NEW YORK, TO THE COMPANY OR ITS AGENT FOR REGISTRATION OF TRANSFER, EXCHANGE OR PAYMENT, AND ANY CERTIFICATE ISSUED IS REGISTERED IN THE NAME OF CEDE & CO. OR SUCH OTHER NAME AS IS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF DTC (AND ANY PAYMENT IS MADE TO CEDE & CO., OR TO SUCH OTHER ENTITY AS IS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF DTC) ANY TRANSFER, PLEDGE OR OTHER USE HEREOF FOR VALUE OR OTHERWISE BY OR TO ANY PERSON IS WRONGFUL INASMUCH AS THE REGISTERED OWNER HEREOF, CEDE & CO., HAS AN INTEREST HEREIN.

          TRANSFERS OF THIS GLOBAL SECURITY SHALL BE LIMITED TO
TRANSFERS IN WHOLE, BUT NOT IN PART, TO NOMINEES OF DTC OR TO A
SUCCESSOR THEREOF OR SUCH SUCCESSOR'S NOMINEE AND LIMITED TO
TRANSFERS MADE IN ACCORDANCE WITH THE RESTRICTIONS SET FORTH IN THE INDENTURE REFERRED TO ON THE REVERSE HEREOF.


No. 1                                                          $125,000,000

                        10 % Senior Notes Due 2006


                                                        CUSIP No. 594087AD0

          MICHAELS STORES, INC., a Delaware corporation, promises
to pay to [    ], or registered assigns, the principal sum of One
hundred twenty-five million
Dollars on June 15, 2006.


          Interest Payment Dates:  June 15 and December 15.

          Record Dates: June 1 and December 1.


           Additional provisions of this Security are set forth on the other side of this Security.


                              MICHAELS STORES, INC.


                              By:
                                Name:
                                Title:





Dated:  [    ], 1996

TRUSTEE'S CERTIFICATE OF
     AUTHENTICATION

THE BANK OF NEW YORK,
as Trustee, certifies
that this is one of
the Securities referred
to in the within-mentioned
Indenture.

By:
       Authorized Signatory

                             REVERSE OF SECURITY


                         10 % Senior Note Due 2006


1.  Interest

          MICHAELS STORES, INC., a Delaware corporation (such entity, and its successors and assigns under the Indenture hereinafter referred to, being herein called the "Company"), promises to pay interest on the principal amount of this Security at the rate per annum shown above. The Company will pay interest semiannually on June 15 and December 15 of each year commencing December 15, 1996. Interest on the Securities will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from June 21, 1996. Interest will be computed on the basis of a 360-day year of twelve 30-day months. The Company shall pay interest on overdue principal at the rate borne by the Securities plus 1% per annum, and it shall pay interest on overdue installments of interest at the same rate to the extent lawful.


2.  Method of Payment

          The Company will pay interest on the Securities (except defaulted interest) to the Persons who are registered holders of Securities at the close of business on the June 1 or December 1 next preceding the interest payment date even if Securities are canceled after the record date and on or before the interest payment date. Holders must surrender Securities to a Paying Agent to collect principal payments. The Company will pay principal and interest in money of the United States that at the time of payment is legal tender for payment of public and private debts. However, the Company may pay principal and interest by check payable in such money and may mail an interest check to a Holder's registered address. All payments of principal of, premium, if any, and interest on the Securities will be made by the Company in immediately available funds.


3.  Paying Agent and Registrar

          Initially, The Bank of New York, a New York banking corporation ("Trustee"), will act as Paying Agent and Registrar. The Company may appoint and change any Paying Agent, Registrar or co-registrar without notice. The Company or any of its domestically incorporated Wholly Owned Subsidiaries may act as Paying Agent, Registrar or co-registrar.


4.  Indenture

          The Company issued the Securities under an Indenture dated as of June 21, 1996 (the "Indenture"), among the Company and the Trustee. The terms of the Securities include those stated in the Indenture and those made part of the Indenture by reference to the Trust Indenture Act of 1939 (15 U.S.C. 77aaa-77bbbb) as in effect on the date of the Indenture (the "TIA"). Terms defined in the Indenture and not defined herein have the meanings ascribed thereto in the Indenture. The Securities are subject to all such terms, and Securityholders are referred to the Indenture and the TIA for a statement of those terms. Any conflict between this Note and the Indenture will be governed by the Indenture.

          The Securities are general unsecured obligations of the Company limited to $125,000,000 aggregate principal amount (subject to Section 2.7 of the Indenture). The Indenture imposes certain limitations on the Incurrence of Indebtedness by the Company and its Restricted Subsidiaries, the existence of liens, the payment of dividends on, and redemption of, the Capital Stock of the Company and its Subsidiaries and the redemption of certain subordinated obligations of the Company and its Subsidiaries, restricted payments, the sale or transfer of assets and Subsidiary stock, the issuance or sale of Capital Stock of Restricted Subsidiaries, sale and leaseback transactions, the investments of the Company and its Restricted Subsidiaries, consolidations, mergers and transfers of all or substantially all the assets of the Company, and transactions with Affiliates. In addition, the Indenture limits the ability of the Company and certain of its Subsidiaries to restrict distributions and dividends from Subsidiaries.


5.  Optional Redemption

          Except as set forth in the next paragraph, the Securities may not be redeemed prior to June 15, 2001. On and after that date, the Company may redeem as provided in, and subject to the terms of, the Indenture the Securities in whole at any time or in part from time to time at the following redemption prices (expressed in percentages of principal amount), plus accrued interest to the redemption date (subject to the right of Holders of record on the relevant record date to receive interest due on the related interest payment date):

          if redeemed during the 12-month period beginning June 15,


          Period                           Percentage

          2001 . . . . . . . . . . . . . . . . 105.438%
          2002 . . . . . . . . . . . . . . . . 103.625%
          2003 . . . . . . . . . . . . . . . . 101.812%
          2004 and thereafter. . . . . . . . .100.000 %


         In addition, at any time and from time to time prior to June 15, 1999, the Company may redeem in the aggregate up to $25 million principal amount of the Securities with the proceeds of one or more Equity Offerings so long as there is a Public Market at the time of such redemption, at a redemption price (expressed as a percentage of principal amount) of 110% plus accrued interest, if any, to the redemption date (subject to the right of Holders of record on the relevant record date to receive interest due on the relevant interest payment date) as provided in, and subject to the terms of, the Indenture; provided, however, that at least $100 million principal amount of the Securities must remain outstanding after each such redemption.


6.  Notice of Redemption

         Notice of redemption will be mailed by first-class mail at least 30 days but not more than 60 days before the redemption date to each Holder of Securities to be redeemed at his registered address. Securities in denominations larger than $1,000 may be redeemed in part but only in whole multiples of $1,000. If money sufficient to pay the redemption price of and accrued interest on all Securities (or portions thereof) to be redeemed on the redemption date is deposited with the Paying Agent on or before the redemption date and certain other conditions are satisfied, on and after such date interest ceases to accrue on such Securities (or such portions thereof) called for redemption. If a notice or communication is sent in the manner provided in the Indenture, it is duly given, whether or not the addressee receives it. Failure to send a notice or communication to a Securityholder or any defect in it shall not affect its sufficiency with respect to other Securityholders.

         In addition, in the event of certain Asset Dispositions, the Company will be required to make an offer to purchase Securities at a purchase price of 100% of their principal amount plus accrued interest to the date of purchase (subject to the rights of Holders of record on the relevant record date to receive interest due on the relevant interest payment date) as provided in, and subject to the terms of, the Indenture.


7.  Put Provisions

         Upon a Change of Control, any Holder of Securities will have the right to require the Company to repurchase all or any part of the Securities of such Holder at a repurchase price in cash equal to 101% of the principal amount of the Securities to be repurchased plus accrued interest to the date of repurchase (subject to the right of Holders of record on the relevant record date to receive interest due on the related interest payment date) as provided in, and subject to the terms of, the Indenture.


8.  Denominations; Transfer; Exchange

         The Securities are in registered form without coupons in denominations of $1,000 and whole multiples of $1,000. A Holder may transfer or exchange Securities in accordance with the Indenture. The Registrar may require a Holder, among other things, to furnish appropriate endorsements or transfer documents and to pay any taxes and fees required by law or permitted by the Indenture, including any transfer tax or other similar governmental charge payable in connection therewith. The Registrar need not register the transfer of or exchange any Securities selected for redemption (except, in the case of a Security to be redeemed in part, the portion of the Security not to be redeemed) or any Securities for a period of 15 days before a selection of Securities to be redeemed or 15 days before an interest payment date.


9.  Persons Deemed Owners

         The registered Holder of this Security may be treated as the owner of it for all purposes.


10.  Unclaimed Money

         If money for the payment of principal or interest remains unclaimed for two years, the Trustee or Paying Agent shall pay the money back to the Company at its written request unless an abandoned property law designates another Person. After any such payment, Holders entitled to the money must look only to the Company and not to the Trustee for payment.


11.  Discharge and Defeasance

         Subject to certain conditions, the Company at any time may terminate some or all of its obligations under the Securities and the Indenture if the Company deposits with the Trustee money or U.S. Government Obligations for the payment of principal and interest on the Securities to redemption or maturity, as the case may be.


12.   Amendment, Waiver

         Subject to certain exceptions set forth in the Indenture,
(i) the Indenture or the Securities may be amended with the written consent of the Holders of at least a majority in principal amount outstanding of the Securities and (ii) any default or noncompliance with any provision may be waived with the written consent of the Holders of a majority in principal amount outstanding of the Securities. Subject to certain exceptions set forth in the Indenture, without the consent of any Securityholder, the Company and the Trustee may amend the Indenture or the Securities to cure any ambiguity, omission, defect or inconsistency, or to comply with
Article 5 of the Indenture, or to provide for uncertificated Securities in addition to or in place of certificated Securities, or to add guarantees with respect to the Securities, or to secure the Securities, or to add additional covenants or surrender rights and powers conferred on the Company, or to make any change that does not adversely affect the rights of any Securityholder or to comply with any request of the SEC in connection with qualifying the Indenture under the TIA.


13.  Defaults and Remedies

         Under the Indenture, Events of Default include
(i) default for 30 days in payment of interest on the Securities;
(ii) default in payment of principal on the Securities at maturity, upon redemption pursuant to paragraphs 5 or 6 above, upon acceleration or otherwise, or failure by the Company to redeem or purchase Securities when required; (iii) failure by the Company to comply with other agreements in the Indenture or the Securities, in certain cases subject to notice and lapse of time; (iv) certain accelerations (including failure to pay within any grace period after final maturity) of other Indebtedness of the Company and any Significant Subsidiary if the amount accelerated (or so unpaid) exceeds $5 million; (v) certain events of bankruptcy or insolvency with respect to the Company and its Significant Subsidiaries; and
(vi) certain judgments or decrees for the payment of money is in excess of $5 million.

         If an Event of Default occurs and is continuing, the Trustee or the Holders of at least 25% in principal amount of the Securities then outstanding may declare all the Securities to be due and payable. Certain events of bankruptcy or insolvency are Events of Default which will result in the Securities being due and payable immediately upon the occurrence of such Events of Default.

         Securityholders may not enforce the Indenture or the Securities except as provided in the Indenture. The Trustee may refuse to enforce the Indenture or the Securities unless it receives reasonable indemnity or security. Subject to certain limitations, Holders of a majority in principal amount of the Securities may direct the Trustee in its exercise of any trust or power. The Trustee may withhold from Securityholders notice of any continuing Default (except a Default in payment of principal or interest) if it determines that withholding notice is in the interest of the Holders.


1.  Trustee Dealings with the Company

         Subject to certain limitations imposed by the TIA, the Trustee under the Indenture, in its individual or any other capacity, may become the owner or pledgee of Securities and may otherwise deal with and collect obligations owed to it by the Company or any of its Affiliates and may otherwise deal with the Company or any of its Affiliates with the same rights it would have if it were not Trustee.


2.  No Recourse Against Others

         A director, officer, employee or stockholder, as such, of the Company or the Trustee shall not have any liability for any obligations of the Company under the Securities or the Indenture or for any claim based on, in respect of or by reason of such obligations or their creation. By accepting a Security, each Securityholder waives and releases all such liability. The waiver and release are part of the consideration for the issue of the Securities.


3.  Governing Law

         The Indenture and the Securities shall be governed by, and construed in accordance with, the laws of the State of New York but without giving effect to applicable principles of conflict of laws to the extent that the application of the laws of another jurisdiction would be required thereby.


4.  Authentication

         This Security shall not be valid until an authorized signatory of the Trustee (or an authenticating agent) manually signs the certificate of authentication on the other side of this Security.


5.  Abbreviations

         Customary abbreviations may be used in the name of a Securityholder or an assignee, such as TEN COM (=tenants in common), TEN ENT (=tenants by the entireties), JT TEN (=joint tenants with rights of survivorship and not as tenants in common), CUST
(=custodian), and U/G/M/A (=Uniform Gift to Minors Act).


6.  CUSIP Numbers

         Pursuant to a recommendation promulgated by the Committee on Uniform Security Identification Procedures the Company has caused CUSIP numbers to be printed on the Securities and have directed the Trustee to use CUSIP numbers in notices of redemption as a convenience to Securityholders. No representation is made as to the accuracy of such numbers either as printed on the Securities or as contained in any notice of redemption and reliance may be placed only on the other identification numbers placed thereon.

         The Company will furnish to any Securityholder upon written request and without charge to the Securityholder a copy of the Indenture which has in it the text of this Security in larger type. Requests may be made as follows:

         Before August 1, 1996:

              Michaels Stores, Inc.
              5931 Campus Circle Drive
              Irving, TX  75063
              Attention: General Counsel

         From and after August 1, 1996:

              Michaels Stores, Inc.
              8000 Bent Branch Drive
              Irving, TX 75063
              Attention: General Counsel

           _____________________________________________________


                              ASSIGNMENT FORM


To assign this Security, fill in the form below:

I or we assign and transfer this Security to


    (Print or type assignee's name, address and zip code)

    (Insert assignee's soc. sec. or tax I.D. No.)


and irrevocably appoint                            agent to
transfer this Security on the books of the Company. The agent may substitute another to act for him.




Date:                            Your Signature:

Signature Guarantee:
                        (Signature must be guaranteed)


Sign exactly as your name appears on the other side of this Security.



                    OPTION OF HOLDER TO ELECT PURCHASE


         If you want to elect to have this Security purchased by the Company pursuant to Section 4.6 or 4.8 of the Indenture, check the box:



         If you want to elect to have only part of this Security purchased by the Company pursuant to Section 4.6 or 4.8 of the Indenture, state the amount: $



Date:                   Your Signature:
                   (Sign exactly as your name appears on the other side of the Security)


Signature Guarantee:
                       (Signature must be guaranteed)

                                                             EXECUTION COPY






                          MICHAELS STORES, INC.



                       10 % Senior Notes Due 2006






                                INDENTURE

                        Dated as of June 21, 1996







                          THE BANK OF NEW YORK,
                               as Trustee





                            CROSS REFERENCE TABLE
TIA                                                               Indenture
Section                                                            Section

310(a)(1)      . . . . . . . . . . . . . . . . . . . . . . . . . .     7.10
   (a)(2)      . . . . . . . . . . . . . . . . . . . . . . . . . .     7.10
   (a)(3)      . . . . . . . . . . . . . . . . . . . . . . . . . .     N.A.
   (a)(4)      . . . . . . . . . . . . . . . . . . . . . . . . . .     N.A.
   (b)         . . . . . . . . . . . . . . . . . . . . . . . .    7.8; 7.10
   (c)         . . . . . . . . . . . . . . . . . . . . . . . . . .     N.A.
311(a)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7.11
   (b)         . . . . . . . . . . . . . . . . . . . . . . . . . .     7.11
312(a)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2.5
   (b)         . . . . . . . . . . . . . . . . . . . . . . . .    2.5; 10.3
   (c)         . . . . . . . . . . . . . . . . . . . . . . . . . .     10.3
313(a)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10.3
   (b)(1)      . . . . . . . . . . . . . . . . . . . . . . . . . . .    7.6
   (b)(2)      . . . . . . . . . . . . . . . . . . . . . . . . . .     N.A.
   (c)         . . . . . . . . . . . . . . . . . . . . . . . . . .     10.2
   (d)         . . . . . . . . . . . . . . . . . . . . . . . . . . .    7.6
314(a)   . . . . . . . . . . . . . . . . . . . . . . . .    4.2; 4.10; 10.2
   (b)         . . . . . . . . . . . . . . . . . . . . . . . . . . . . N.A.
   (c)(1)      . . . . . . . . . . . . . . . . . . . . . . . . . . .   10.4
   (c)(2)      . . . . . . . . . . . . . . . . . . . . . . . . . . .   10.4
   (c)(3)      . . . . . . . . . . . . . . . . . . . . . . . . . .     N.A.
   (d)         . . . . . . . . . . . . . . . . . . . . . . . . . .     N.A.
   (e)         . . . . . . . . . . . . . . . . . . . . . . . . . .     10.5
   (f)         . . . . . . . . . . . . . . . . . . . . . . . . . .     4.10
315(a)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7.1
   (b)         . . . . . . . . . . . . . . . . . . . . . . . .    7.5; 10.2
   (c)         . . . . . . . . . . . . . . . . . . . . . . . . . . .    7.1
   (d)         . . . . . . . . . . . . . . . . . . . . . . . . . . .    7.1
   (e)         . . . . . . . . . . . . . . . . . . . . . . . . . .     6.11
316(a)(last sentence). . . . . . . . . . . . . . . . . . . . . . .     10.6
   (a)(1)(A)   . . . . . . . . . . . . . . . . . . . . . . . . . . .    6.5
   (a)(1)(B)   . . . . . . . . . . . . . . . . . . . . . . . . . . .    6.4
   (a)(2)      . . . . . . . . . . . . . . . . . . . . . . . . . .     N.A.
   (b)         . . . . . . . . . . . . . . . . . . . . . . . . . . .    6.7
317(a)(1)      . . . . . . . . . . . . . . . . . . . . . . . . . . .    6.8
   (a)(2)      . . . . . . . . . . . . . . . . . . . . . . . . . . .    6.9
   (b)         . . . . . . . . . . . . . . . . . . . . . . . . . . .    2.4
318(a)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10.1

                        N.A. means Not Applicable.
_______________
Note:  This Cross-Reference Table shall not, for any purpose, be deemed to be a part of the Indenture.
                             TABLE OF CONTENTS


                                                                       Page

                                 ARTICLE 1

                Definitions and Incorporation by Reference . . . . . . .  1
    SECTION 1.1    Definitions.. . . . . . . . . . . . . . . . . . . . .  1
    SECTION 1.2.   Other Definitions . . . . . . . . . . . . . . . . . . 18
    SECTION 1.3.   Incorporation by Reference of Trust Indenture Act . . 18
    SECTION 1.4.   Rules of Construction . . . . . . . . . . . . . . . . 19

                                 ARTICLE 2

                              The Securities . . . . . . . . . . . . . . 19
    SECTION 2.1.   Form and Dating . . . . . . . . . . . . . . . . . . . 19
    SECTION 2.2.   Execution and Authentication. . . . . . . . . . . . . 20
    SECTION 2.3.   Registrar and Paying Agent. . . . . . . . . . . . . . 21
    SECTION 2.4.   Paying Agent To Hold Money in Trust . . . . . . . . . 21
    SECTION 2.5.   Securityholder Lists. . . . . . . . . . . . . . . . . 21
    SECTION 2.6.   Transfer and Exchange . . . . . . . . . . . . . . . . 21
    SECTION 2.7.   Replacement Securities. . . . . . . . . . . . . . . . 24
    SECTION 2.8.   Outstanding Securities. . . . . . . . . . . . . . . . 24
    SECTION 2.9.   Temporary Securities. . . . . . . . . . . . . . . . . 25
    SECTION 2.10.  Cancellation. . . . . . . . . . . . . . . . . . . . . 25
    SECTION 2.11.  Defaulted Interest. . . . . . . . . . . . . . . . . . 25
    SECTION 2.12.  CUSIP Numbers . . . . . . . . . . . . . . . . . . . . 25

                                 ARTICLE 3

                                Redemption . . . . . . . . . . . . . . . 26
    SECTION 3.1.   Notices to Trustee. . . . . . . . . . . . . . . . . . 26
    SECTION 3.2.   Selection of Securities To Be Redeemed. . . . . . . . 26
    SECTION 3.3.   Notice of Redemption. . . . . . . . . . . . . . . . . 26
    SECTION 3.4.   Effect of Notice of Redemption. . . . . . . . . . . . 27
    SECTION 3.5.   Deposit of Redemption Price . . . . . . . . . . . . . 27
    SECTION 3.6.   Securities Redeemed in Part . . . . . . . . . . . . . 27

                                 ARTICLE 4

                                 Covenants . . . . . . . . . . . . . . . 28
    SECTION 4.1.   Payment of Securities . . . . . . . . . . . . . . . . 28
    SECTION 4.2.   SEC Reports . . . . . . . . . . . . . . . . . . . . . 28
    SECTION 4.3.   Limitation on Indebtedness.   . . . . . . . . . . . . 28
    SECTION 4.4.   Limitation on Restricted Payments . . . . . . . . . . 31
    SECTION 4.5.   Limitation on Restrictions on Distributions from
                   Restricted Subsidiaries . . . . . . . . . . . . . . . 33
    SECTION 4.6.   Limitation on Sales of Assets and Subsidiary Stock. . 35
    SECTION 4.7.   Limitation on Transactions with Affiliates. . . . . . 37
    SECTION 4.8.   Change of Control . . . . . . . . . . . . . . . . . . 38
    SECTION 4.9.   Compliance Certificate. . . . . . . . . . . . . . . . 39
    SECTION 4.10.  Further Instruments and Acts. . . . . . . . . . . . . 40
    SECTION 4.11.  Limitation on Liens . . . . . . . . . . . . . . . . . 40
    SECTION 4.12.  Limitation on Sale/Leaseback Transactions . . . . . . 40
    SECTION 4.13.  Limitation on Sale of Subsidiary Capital Stock. . . . 40

                                 ARTICLE 5

                             Successor Company . . . . . . . . . . . . . 41
    SECTION 5.1.   When the Company May Merge or Transfer Assets . . . . 41

                                 ARTICLE 6

                           Defaults and Remedies . . . . . . . . . . . . 42
    SECTION 6.1.   Events of Default . . . . . . . . . . . . . . . . . . 42
    SECTION 6.2.   Acceleration. . . . . . . . . . . . . . . . . . . . . 44
    SECTION 6.3.   Other Remedies. . . . . . . . . . . . . . . . . . . . 44
    SECTION 6.4.   Waiver of Past Defaults . . . . . . . . . . . . . . . 45
    SECTION 6.5.   Control by Majority . . . . . . . . . . . . . . . . . 45
    SECTION 6.6.   Limitation on Suits . . . . . . . . . . . . . . . . . 45
    SECTION 6.7.   Rights of Holders To Receive Payment. . . . . . . . . 46
    SECTION 6.8.   Collection Suit by Trustee. . . . . . . . . . . . . . 46
    SECTION 6.9.   Trustee May File Proofs of Claim. . . . . . . . . . . 46
    SECTION 6.10.  Priorities. . . . . . . . . . . . . . . . . . . . . . 46
    SECTION 6.11.  Undertaking for Costs . . . . . . . . . . . . . . . . 47
    SECTION 6.12.  Waiver of Stay or Extension Laws. . . . . . . . . . . 47

                                 ARTICLE 7

                                  Trustee. . . . . . . . . . . . . . . . 47
    SECTION 7.1.   Duties of Trustee . . . . . . . . . . . . . . . . . . 47
    SECTION 7.2.   Rights of Trustee . . . . . . . . . . . . . . . . . . 48
    SECTION 7.3.   Individual Rights of Trustee. . . . . . . . . . . . . 49
    SECTION 7.4.   Trustee's Disclaimer. . . . . . . . . . . . . . . . . 49
    SECTION 7.5.   Notice of Defaults. . . . . . . . . . . . . . . . . . 49
    SECTION 7.6.   Reports by Trustee to Holders . . . . . . . . . . . . 49
    SECTION 7.7.   Compensation and Indemnity. . . . . . . . . . . . . . 50
    SECTION 7.8.   Replacement of Trustee. . . . . . . . . . . . . . . . 50
    SECTION 7.9.   Successor Trustee by Merger . . . . . . . . . . . . . 51
    SECTION 7.10.  Eligibility; Disqualification . . . . . . . . . . . . 52
    SECTION 7.11.  Preferential Collection of Claims Against Company . . 52

                                 ARTICLE 8

                    Discharge of Indenture; Defeasance . . . . . . . . . 52
    SECTION 8.1.   Discharge of Liability on Securities; Defeasance. . . 52
    SECTION 8.2.   Conditions to Defeasance. . . . . . . . . . . . . . . 53
    SECTION 8.3.   Application of Trust Money. . . . . . . . . . . . . . 54
    SECTION 8.4.   Repayment to Company. . . . . . . . . . . . . . . . . 55
    SECTION 8.5.   Indemnity for Government Obligations. . . . . . . . . 55
    SECTION 8.6.   Reinstatement . . . . . . . . . . . . . . . . . . . . 55

                                 ARTICLE 9

                                Amendments . . . . . . . . . . . . . . . 55
    SECTION 9.1.   Without Consent of Holders. . . . . . . . . . . . . . 55
    SECTION 9.2.   With Consent of Holders . . . . . . . . . . . . . . . 56
    SECTION 9.3.   Compliance with Trust Indenture Act . . . . . . . . . 57
    SECTION 9.4.   Revocation and Effect of Consents and Waivers . . . . 57
    SECTION 9.5.   Notation on or Exchange of Securities . . . . . . . . 57
    SECTION 9.6.   Trustee To Sign Amendments. . . . . . . . . . . . . . 58

                                ARTICLE 10

                               Miscellaneous . . . . . . . . . . . . . . 58
    SECTION 10.1.  Trust Indenture Act Controls. . . . . . . . . . . . . 58
    SECTION 10.2.  Notices . . . . . . . . . . . . . . . . . . . . . . . 58
    SECTION 10.3.  Communication by Holders with Other Holders . . . . . 59
    SECTION 10.4.  Certificate and Opinion as to Conditions Precedent. . 59
    SECTION 10.5.  Statements Required in Certificate or Opinion . . . . 60
    SECTION 10.6.  When Securities Disregarded . . . . . . . . . . . . . 60
    SECTION 10.7.  Rules by Trustee, Paying Agent and Registrar. . . . . 60
    SECTION 10.8.  Legal Holidays. . . . . . . . . . . . . . . . . . . . 60
    SECTION 10.9.  Governing Law . . . . . . . . . . . . . . . . . . . . 60
    SECTION 10.10.      No Recourse Against Others.. . . . . . . . . . . 61
    SECTION 10.11.      Successors.. . . . . . . . . . . . . . . . . . . 61
    SECTION 10.12.      Multiple Originals . . . . . . . . . . . . . . . 61
    SECTION 10.13.      Table of Contents; Headings. . . . . . . . . . . 61
    SECTION 10.14.      Severability Clause. . . . . . . . . . . . . . . 61


         Exhibit A - Form of Security