Form 10-Q
period 1996-10-27
MICHAELS STORES INC
filed 1996-12-11
CIK 740670

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 1996

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

                8000 Bent Branch Drive, Irving, Texas 75063
                   P.O. Box 619566, DFW, Texas 75261-9566
        (Address of principal executive offices including zip code)

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

                                             Shares Outstanding as
          Title                              of December 10, 1996
          _____                              _____________________

Common stock, par value $.10 per share            23,560,592
                                                  __________

                           MICHAELS STORES, INC.
                                 FORM 10-Q
                      Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                           MICHAELS STORES, INC.
                        Consolidated Balance Sheets
                     (In thousands except share data)
                                (Unaudited)

                                  ASSETS

                                              October 27,      January 28,
                                                  1996            1996
                                              ___________      ___________
                                                <C)
Current assets:
  Cash and equivalents                          $  2,635         $  2,870
  Merchandise inventories                        471,083          366,102
  Income taxes receivable and
    deferred income taxes                         48,925           35,177
  Prepaid expenses and other                      15,594           12,143
                                                ________         ________
    Total current assets                         538,237          416,292
                                                ________         ________

Property and equipment, at cost                  298,567          255,386
  Less accumulated depreciation                 (108,829)         (82,157)
                                                ________         ________

                                                 189,738          173,229
Costs in excess of net assets of
  acquired operations, net                       141,018          143,721
Other assets                                       6,604            6,538
                                                ________         ________
                                                 147,622          150,259
                                                ________         ________
                                                $875,597         $739,780
                                                ________         ________
                                                ________         ________


                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $153,757         $ 98,799
  Bank debt                                       39,600               -
  Accrued liabilities and other                   96,371           88,510
                                                ________         ________
    Total current liabilities                    289,728          187,309
                                                ________         ________


Bank debt                                             -            87,200
Convertible subordinated notes                    96,940           96,940
Senior notes                                     125,000               -
Deferred income taxes and other                   41,538           32,378
                                                ________         ________
    Total long-term liabilities                  263,478          216,518
                                                ________         ________
                                                 553,206          403,827
                                                ________         ________

Commitments and contingencies

Shareholders' equity:
  Common stock, 23,560,592
    shares outstanding                             2,356            2,150
  Additional paid-in capital                     268,793          243,325
  Retained earnings                               51,242           90,478
                                                ________         ________
    Total shareholders' equity                   322,391          335,953
                                                ________         ________
                                                $875,597         $739,780
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

                           MICHAELS STORES, INC.
                   Consolidated Statements of Operations
                   (In thousands except per share data)
                                (Unaudited)

                                                Three Months Ended
                                            __________________________

                                            October 27,    October 29,
                                               1996           1995
                                            ___________    ___________
Net sales                                     $322,221       $312,696

Cost of sales and occupancy expense            259,928        208,736
Selling, general and administrative
  expense                                       99,912         91,039
                                              ________       ________

Operating (loss) income                        (37,619)        12,921

Interest expense                                 6,502          4,899
Other expense, net                                   1            440
                                              ________       ________

(Loss) income before income taxes              (44,122)         7,582

(Benefit) provision for income taxes            (9,892)         4,576
                                              ________       ________

Net (loss) income                             $(34,230)      $  3,006
                                              ________       ________
                                              ________       ________

(Loss) earnings per common and
  common equivalent share                       $(1.45)          $.14
                                                ______           ____
                                                ______           ____

Weighted average common and common
  equivalent shares outstanding                 23,553         21,337
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

                           MICHAELS STORES, INC.
                   Consolidated Statements of Operations
                   (In thousands except per share data)
                                (Unaudited)

                                               Nine Months Ended
                                           ___________________________

                                           October 27,     October 29,
                                              1996            1995
                                           ___________     ___________
Net sales                                    $884,572        $838,153

Cost of sales and occupancy expense           649,569         610,912
Selling, general and administrative
  expense                                     272,863         253,873
                                             ________        ________

Operating loss                                (37,860)        (26,632)

Interest expense                               15,036          12,777
Other (income) expense, net                      (372)          1,707
                                             ________       _________

Loss before income taxes                      (52,524)        (41,116)

Income tax benefit                            (13,086)        (18,555)
                                             ________       _________

Net loss                                     $(39,438)       $(22,561)
                                             ________        ________
                                             ________        ________

Loss per common share                          $(1.71)         $(1.06)
                                               ______          ______
                                               ______          ______

Weighted average common shares
  outstanding                                  23,039          21,312
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

                           MICHAELS STORES, INC.
                   Consolidated Statements of Cash Flows
                              (In thousands)
                                (Unaudited)

                                                     Nine Months Ended
                                                  ________________________

                                                  October 27,  October 29,
                                                     1996          1995
                                                  ___________  ___________
Operating activities:
  Net loss                                         $(39,438)     $(22,561)

  Adjustments:
    Depreciation and amortization                    30,316        23,735
    Amortization of deferred debt issue
      costs                                            676            -
    Change in assets and liabilities excluding
      the effects of acquisitions:
      Merchandise inventories                      (104,981)      (73,998)
      Prepaid expenses and other assets              (4,232)       (4,661)
      Deferred income taxes and other               (11,781)      (18,775)
      Accounts payable                               54,958        26,078
      Accrued liabilities and other                   1,249        (5,923)
                                                   ________      ________

        Net change in assets and liabilities        (64,787)      (77,279)
                                                   ________      ________

        Net cash used in operating activities       (73,233)      (76,105)
                                                   ________      ________

Investing activities:
  Additions to property and equipment               (23,823)      (49,715)
  Net proceeds from sales of property
    and equipment                                        -          1,791
  Net proceeds from sales of marketable
    securities and other investments                  1,122        17,991
  Acquisitions and other                                 -        (24,683)
                                                   ________      ________

        Net cash used in investing activities       (22,701)      (54,616)
                                                   ________      ________

Financing activities:
  Net borrowings (repayments) under bank
    credit facilities                               (47,600)      131,600
  Proceeds from issuance of senior notes            120,542            -
  Proceeds from issuance of common stock
    and other                                        22,757           899
                                                   ________      ________

        Net cash provided by financing activities    95,699       132,499

Net increase (decrease) in cash and equivalents        (235)        1,778
Cash and equivalents at beginning of year             2,870         1,907
                                                   ________      ________

Cash and equivalents at end of period              $  2,635      $  3,685
                                                   ________      ________
                                                   ________      ________


See accompanying notes to consolidated financial statements.

                           MICHAELS STORES, INC.
                Notes to Consolidated Financial Statements
           For the Three and Nine Months Ended October 27, 1996
                                (Unaudited)

Note A
______

The accompanying consolidated financial statements are unaudited (except for the Consolidated Balance Sheet as of January 28, 1996) and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of financial position and results of operations for the three and nine months ended October 27, 1996. All of such adjustments are of a normal and recurring nature. Because of the seasonal nature of the Company's business and the unusual costs and expenses incurred in the third quarter of fiscal 1996, the results of operations for the three and nine months ended October 27, 1996 are not indicative of the results to be expected for the entire year.

Note B
______

Indebtedness outstanding under the Company's bank credit agreement, as amended (the "Credit Agreement") at the end of the third quarter of fiscal 1996 was $39.6 million versus $87.2 million at the end of the fiscal year ended January 28, 1996. Amounts outstanding under the Credit Agreement, for which the carrying cost is at fair value, bear interest at a Eurodollar rate plus a premium and/or at the prime rate (a blended rate of 6.98% at October 27, 1996). Due to the operating loss incurred in the third quarter of 1996, the Company is not in compliance with a fixed-charges coverage ratio covenant contained in both the Credit Agreement and an operating lease (the "Leasing Facility") relating to two distribution facilities. The banks under the Credit Agreement and the Leasing Facility have waived the non-compliance through February 1, 1997. Due to the significance of the third quarter operating loss, the Company does not believe that it can come into compliance with its current financial covenants by the end of the fourth quarter of 1996 and, therefore, intends to negotiate waivers under or amendments to the Credit Agreement and the Leasing Facility, or replacement facilities, as necessary. Under the Leasing Facility, without the waiver or amendment described above, lease obligations of approximately $28 million could be accelerated, in which case the Company anticipates that it would refinance the two distribution facilities. Consistent with the requirement in the Credit Agreement for an annual 30-day "clean down," the Company repaid all indebtedness under the Credit Agreement on December 5, 1996 and has no further borrowing availability under the Credit Agreement. Management believes, however, that it will have sufficient liquidity through cash generated from operations, together with waivers under or amendments to the Credit Agreement and the Leasing Facility, or replacements for those facilities, to meet its liquidity requirements for 1997.

Note C
______

Investing and financing activities not affecting cash in the nine months ended October 27, 1996 included additions to property and equipment through capital lease obligations of $18.1 million related to the acquisition of new computer equipment.

Note D
______

Effective January 29, 1996 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." In the third quarter of 1996, the Company wrote down approximately $1.2 million of leasehold improvements in four stores to be closed in the first quarter of 1997 and three other stores.

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

Note F
______

In August 1995, two lawsuits were filed by certain security holders against the Company and certain present and former officers and directors seeking class action status on behalf of purchasers of the Company's Common Stock between February 1, 1995 and August 23, 1995. Among other things, the plaintiffs allege that misstatements and omissions by defendants relating to projected and historical operating results, inventory and other matters involving future plans resulted in an inflation of the price of the Company's Common Stock during the period between February 1, 1995 and August 23, 1995. The plaintiffs seek on behalf of the purported class an unspecified amount of compensatory damages and reimbursement for the plaintiffs' fees and expenses. The United States District Court for the Northern District of Texas consolidated the two lawsuits on November 16, 1995. In response to motions filed by the Company and the individual defendants, the Court dismissed certain portions of the complaint and permitted the plaintiffs to proceed with discovery. The Company believes that it has meritorious defenses to this action and intends to defend itself vigorously.

A lawsuit was commenced against the Company and several other parties on September 19, 1994 in the Superior Court of Stanislaus County, California, on behalf of a former employee, Naomi Snyder, her child, and her husband. The complaint alleges that the former employee and her then-unborn child were exposed to excessive levels of carbon monoxide in one of the Company's stores caused by a propane gas powered floor buffer which was operated by an outside cleaning service, resulting, among other things, in severe and permanent injuries to the child. Plaintiffs' Statement of Damages, filed on or about January 26, 1995, seeks $11 million. On April 10, 1995 the trial court ruled that the plaintiffs' pleadings did not state a cause of action against the Company upon which relief could be granted. However, such ruling by the trial court was overturned by the Court of Appeals of the State of California, Fifth Appellate District, on September 23, 1996. On or about November 1, 1996 the Company filed its petition for review with the California Supreme Court requesting a review of the appellate decision. Should that court sustain the appellate court ruling and remand the case to the trial court, the Company believes it has meritorious defenses to this action and will defend itself vigorously.

The Company is a defendant from time to time in lawsuits incidental to its business. Based on currently available information, the Company believes that resolution of all known contingencies, including the litigation described above, would not have a material adverse impact on the Company's financial position; however, the ultimate outcome is uncertain and there can be no assurance that future costs would not be material to results of operations of the Company for a particular future period.

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

General
_______

Certain statements contained in this section which are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, customer demand and trends in the arts, crafts and decorative items industry, related inventory risks due to shifts in customer demand, the effect of economic conditions, difficulties with respect to new technologies, the impact of competitors' locations and pricing, supply constraints or difficulties, and the results of financing efforts.

During the first nine months of fiscal 1996, the Company has focused on certain projects to improve store operations including the implementation of a standardized merchandising and operating format. In connection with these projects, the Company has relaid substantially all stores with new planograms and completed the installation of POS systems throughout the chain. This temporary shift in focus diverted store labor from more traditional selling activities. During this transition period, advertising was reduced from prior-year levels. Comparable store sales during the first nine months of fiscal 1996 were negatively affected and compared unfavorably to the first nine months of fiscal 1995 (a period including promotional activity that contributed to a 4% comparable store sales increase). While the favorable effects of the Company's initiatives to improve profitability are not expected to become apparent in the Company's operating results until the last quarter of fiscal 1996 and beyond, the Company expects positive cash flow from operations in fiscal 1996.

Liquidity and Capital Resources
_______________________________

Cash flow from operations of negative $73.2 million was absorbed during the first nine months of fiscal 1996 compared to negative $76.1 million of cash flow from operations absorbed during the first nine months of fiscal 1995. Indebtedness outstanding under the Company's bank credit agreement (the "Credit Agreement") at the end of the third quarter of fiscal 1996 was $39.6 million versus $172.7 million at the end of the third quarter of fiscal 1995, reflecting the $25 million of proceeds from the April 1996 Private Placement (defined below) and the $120.5 million of net proceeds from the offering of the Notes (defined below), partially offset by property and equipment additions and an increase in inventory primarily attributable to new store additions. As of December 5, 1996 no indebtedness was outstanding under the Credit Agreement.

At October 27, 1996, the Company had working capital of $248.5 million compared to $229.0 million at January 28, 1996. Due to the operating loss incurred in the third quarter of 1996, the Company is not in compliance with a fixed-charges coverage ratio covenant contained in both the Credit Agreement and an operating lease (the "Leasing Facility") relating to two distribution facilities. The banks under the Credit Agreement and the Leasing Facility have waived the non-compliance through February 1, 1997 and provided, with respect to the Credit Agreement, the availability of up to $15 million of additional borrowings through November 30, 1996. Consistent with the requirement in the Credit Agreement for an annual 30-day "Clean down," the Company repaid all indebtedness under the Credit Agreement on December 5, 1996 and has no further borrowing availability under the Credit Agreement. Due to the significance of the third quarter operating loss, the Company does not believe that it can come into compliance with its current financial covenants by the end of the fourth quarter of 1996 and, therefore, intends to negotiate waivers under or amendments to the Credit Agreement and the Leasing Facility, or replacement facilities, as necessary to provide liquidity required to finance seasonal working capital requirements. Under the Leasing Facility, without the waiver or amendment described above, lease obligations of approximately $28 million could be accelerated, in which case the Company anticipates that it would refinance the two distribution facilities. Management believes, however, that it will have sufficient liquidity through cash generated from operations, together with waivers under or amendments to the Credit Agreement and the Leasing Facility, or replacements for those facilities, to meet its liquidity requirements for the remainder of fiscal 1996 and for 1997.

In April 1996 the Company completed a private placement of 2,000,000 shares of the Company's Common Stock at a price of $12.50 per share (the "Private Placement"). The Common Stock was sold through three private transactions with separate entities owned by independent trusts of which family members of Sam Wyly and Charles J. Wyly, Jr., Chairman and Vice Chairman of the Company, respectively, are beneficiaries. The shares of Common Stock sold in the Private Placement are subject to certain restrictions on future transfer. In addition, the Company will be required to register the shares issued in the Private Placement pursuant to the Securities Act of 1933, as amended, upon demand by the holders of the shares after one year from the date of purchase.

In June 1996 the Company completed a public offering of $125 million of Senior Notes due 2006 (the "Notes"). The Company used the full amount of the net proceeds from the sale of the Notes to reduce indebtedness under the Credit Agreement.

The Company opened 12 Michaels stores and 2 Aaron Brothers stores during the first nine months of fiscal 1996. Capital expenditures related to these stores amounted to approximately $2.0 million. Additional capital expenditures of approximately $21.8 million during the first nine months related primarily to the expansion, relocation or remodeling of 28 existing stores, the relocation of a distribution center and the corporate offices, and various systems enhancements not funded through the Company's capital lease facility with IBM Credit Corporation. The Company expects capital expenditures during the remainder of fiscal 1996 to total approximately $9.0 million, relating primarily to costs for store relocations and remodeling and for additional systems enhancements.



Results of Operations
_____________________

The following table shows the percentage of net sales that each item in the Consolidated Statements of Operations represents. This table should be read in conjunction with the following discussion and with the Company's financial statements, including the notes:

                                    For the               For the
                              Three Months Ended       Nine Months Ended
                            _______________________ _______________________

                            October 27, October 29, October 27, October 29,
                              1996        1995         1996        1995
                            ___________ ___________ ___________ ___________

Net sales                     100.0%     100.0%        100.0%     100.0%
Cost of sales and occupancy
  expense                      80.7       66.8          73.4       72.9
Selling, general and
  administrative expense       31.0       29.1          30.9       30.3
                              _____      _____         _____      _____

Operating (loss) income       (11.7)       4.1          (4.3)      (3.2)

Interest expense                2.0        1.6           1.7        1.5
Other (income) and expense,
  net                           0.0        0.1          (0.1)       0.2
                              _____      _____         _____      _____

(Loss) income before
  income taxes                (13.7)       2.4          (5.9)      (4.9)
(Benefit) provision for
  income taxes                 (3.1)       1.4          (1.4)      (2.2)
                              _____      _____         _____      _____

Net (loss) income             (10.6)%      1.0%         (4.5)%     (2.7)%
                              _____      _____         _____      _____
                              _____      _____         _____      _____

Three months ended October 27, 1996 compared to the
___________________________________________________

  three months ended October 29, 1995
  ___________________________________

Net sales for the third quarter of fiscal 1996 increased $9.5 million or 3%, over the third quarter of fiscal 1995. The results for the third quarter of fiscal 1996 included sales from 16 Michaels stores (net of one closure) that were opened during the twelve month period ended October 27, 1996.
Comparable store sales declined 2 percent in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995. The third quarter of fiscal 1996 includes $9.6 million of sales attributable to an extended sidewalk sale starting on Labor Day partially offset by lost sales from the cancellation of an advertising circular during the store reset process.

Cost of sales and occupancy expense, as a percentage of net sales, for the third quarter of fiscal 1996 was 80.7%, an increase of 13.9% compared to the third quarter of fiscal 1995 due primarily to $47.7 million of unusual costs and expenses recorded in the third quarter of 1996 to cover losses on an extended sidewalk sale starting on Labor Day, markdowns on discontinued home decor and other merchandise and reserves for the closure of four unproductive stores and the write-down of leasehold improvements in three others. Adjusting for the 1996 unusual items, cost of sales and occupancy expense for the third quarter of 1996 was 67.9%, an increase of 1.1% compared to the prior year, due primarily to the negative effect of fixed occupancy and distribution costs on a lower sales base caused by the same-store sales decline as well as the addition of 16 more Michaels stores since the third quarter of fiscal 1995 (which have a relatively low sales base available to absorb fixed occupancy expenses).

Selling, general and administrative expense, as a percentage of net sales, was 31.0% in the third quarter of fiscal 1996, an increase of 1.9% compared to the third quarter of fiscal 1995 due primarily to increased depreciation from the new POS system and increased store labor involved in resetting the stores as well as $3.1 million of unusual costs and expenses related primarily to an extended sidewalk sale starting on Labor Day and certain other unusual costs and expenses.

In summary, the $37.6 million operating loss for the third quarter of 1996 reflects $41.2 million of unusual items ($50.8 million of unusual costs and expenses net of $9.6 million in sales) including: a $20 million loss resulting from an extended sidewalk sale starting on Labor Day which was conducted to sell off merchandise that was eliminated following the store resets; markdown reserves of $15 million primarily related to the Company's strategic decision to exit the home decor line and certain other discontinued merchandise; and reserves of $4 million for the closure of four unproductive stores and the write-down of leasehold improvements in three others.

Interest expense, as a percentage of net sales, was 2.0% for the three months ended October 27, 1996, an increase of 0.4% compared to the prior year primarily due to the higher interest rate on the Notes compared to the short term bank borrowings in the prior year. Interest expense, in comparison to the prior year, will continue to be higher due to the higher rate of the Notes for the remainder of the year.

The effective tax rate of 22.4% for the third quarter of fiscal 1996 is lower than our overall estimate of a 38% tax rate for the first six months due to the size of the loss and our inability to fully carryback the tax loss to prior years. The 60.4% effective tax rate in the third quarter of fiscal 1995 was due to a change at that time in the Company's estimated annual effective tax rate, due, in part, to lower earnings expectations for fiscal 1995.

Nine months ended October 27, 1996 compared to the
__________________________________________________

  nine months ended October 29, 1995
  __________________________________

Net sales in the first nine months of fiscal 1996 increased $46.4 million, or 6%, over the first nine months of fiscal 1995. The results for the first nine months of fiscal 1996 included sales from 16 Michaels stores (net of one closure) that were opened during the twelve month period ended October 27, 1996 and 70 Aaron Brothers stores that were acquired or opened since April 1995. Comparable store sales declined 3 percent in the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995. Net sales in the first nine months of 1996 include $9.6 million of sales attributable to an extended sidewalk sale starting on Labor Day partially offset by lost sales from the cancellation of an advertising circular during the store reset process.

Cost of sales and occupancy expense, as a percentage of net sales, for the first nine months of fiscal 1996 was 73.4%, an increase of 0.5% compared to the first nine months of fiscal 1995. The first nine months of fiscal 1996 included $47.7 million of unusual costs and expenses recorded in the third quarter of 1996 to cover losses on an extended sidewalk sale starting on Labor Day, markdowns on discontinued home decor and other merchandise and reserves for the closure of four unproductive stores and the write-down of leasehold improvements in three others while the first nine months of fiscal 1995 include a $57.5 million charge to cover unusual costs and expenses associated with the SKU reduction program taken in the second quarter of 1995. Adjusting for both of these unusual items, cost of sales and occupancy expense for the first nine months of 1996 was 68.8%, an increase of 2.8% compared to the prior year, which management believes was due primarily to increases in promotional markdowns and increased distribution and occupancy costs. Distribution costs, as a percentage of net sales, increased primarily due to less efficient utilization of shipping capacity. Management believes that transportation costs will be more effectively leveraged in the future as the Company is in the process of moving a greater percentage of the Company's merchandise inventories into its regional distribution centers in order to reduce more expensive direct-to-store shipments. The increase in occupancy costs, as a percentage of net sales, resulted from a high proportion of newer stores having a relatively low sales base available to absorb fixed occupancy costs.

Selling, general and administrative expense, as a percentage of net sales, was 30.9% in the first nine months of fiscal 1996 and increased by 0.6% compared to the first nine months of 1995. The first nine months of fiscal 1996 included $3.1 million of unusual costs and expenses related primarily to an extended sidewalk sale starting on Labor Day and certain other unusual costs and expenses while the first nine months of fiscal 1995 includes a charge taken to cover certain retirement costs of the Company's former President and Chief Operating Officer and costs related to the SKU reduction program. Adjusting for both of these charges, selling, general and administrative costs for the first nine months of fiscal 1996 was 30.8%, an increase of 1.1% over the prior year due primarily to increased depreciation from the new POS system and increased store labor included in resetting the stores, offset in part by reductions in pre-opening and other store selling costs.

In summary, the $37.9 million operating loss for the first nine months of 1996 reflects $41.2 million of unusual items in the third quarter of 1996
($50.8 million of unusual costs and expenses net of $9.6 million sales) including: a $20 million loss resulting from an extended sidewalk sale starting on Labor Day which was conducted to sell off merchandise that was eliminated following the store resets; markdown reserves of $15 million primarily related to the Company's strategic decision to exit the home decor line and certain other discontinued merchandise; and reserves of $4 million for the closure of four unproductive stores and the write-down of leasehold improvements in three others.

Interest expense, as a percentage of net sales, was 1.7% for the nine months ended October 27, 1996, an increase of 0.2% compared to the prior year primarily due to the higher interest rate on the Notes compared to the short-term bank borrowings in the prior year. Interest expense, in comparison to the prior year, will continue to be higher due to the higher rate of the Notes for the remainder of the year.

For the nine months ended October 27, 1996, the Company's effective tax rate shifted to a 24.9% benefit rate from a 45.1% benefit rate in the prior year due to the size of the loss in fiscal 1996 and our inability to fully carryback the tax loss to prior years.

                           MICHAELS STORES, INC.

                                 FORM 10-Q
                        Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Information with respect to legal proceedings is set forth in "Part I - Financial Information, Notes to
         Consolidated Financial Statements, Note F," which is hereby incorporated by reference herein.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 3.1 - Bylaws of the Registrant, as amended and restated. (1)

     Exhibit 3.2 - Restated Certificate of Incorporation of the Registrant.
                   (2)

     Exhibit 27  - Financial Data Schedule.

(b)  Reports on Form 8-K

     During the quarter the following reports were filed:

     (i) Form 8-K, dated June 20, 1996, reporting Items 5 and 7, and filing Second Amended and Restated Credit Agreement among Michaels Stores, Inc., NationsBank of Texas, N.A. as Administrative Lender, Bank of America Illinois as Co-Agent and the Lenders specified therein.

     (ii) Form 8-K, dated September 30, 1996, reporting Items 5 and 7, and filing Michaels Stores, Inc. Employees 401(k) Plan (As Amended and Restated Effective February 1, 1994), Michaels Stores, Inc. Employees 401(k) Plan (As Amended and Restated Effective October 1, 1996), and Michaels stores, Inc. Employees 401(k) Trust.


__________________

     (1) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 29, 1995 and incorporated herein by reference.

     (2) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8 (No. 33-54726) and incorporated herein by reference.

                           MICHAELS STORES, INC.



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



Dated: December 11, 1996

                               EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION                          PAGE

3.1      Bylaws of the Registrant, as amended and restated.       (1)

3.2      Restated Certificate of Incorporation of the Registrant. (2)

27       Financial Date Schedule.







________________________

         (1) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 29, 1995 and incorporated herein by reference.

         (2) Previously filed as an Exhibit to the Registrant's
             Registration Statement on Form S-8 (No. 33-54726) and incorporated herein by reference.