Form 10-K
period 1997-02-01
MICHAELS STORES INC
filed 1997-05-02
CIK 740670

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-K
(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                      FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1997
                                          OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                For the transition period from _________ to _________

                            Commission file number 0-11822
                              --------------------------


                                MICHAELS STORES, INC.
                (Exact name of registrant as specified in its charter)

         DELAWARE                                               75-1943604
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                            identification number)

                                8000 BENT BRANCH DRIVE
                                 IRVING, TEXAS 75063
                                   P.O. BOX 619566
                                DFW, TEXAS 75261-9566
             (Address of principal executive offices, including zip code)
                                    (972) 409-1300
                 (Registrant's telephone number, including area code)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                         NONE
             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                 TITLE OF EACH CLASS
                        Common Stock, Par Value $.10 Per Share
                              --------------------------

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                             ---
    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

    AS OF APRIL 15, 1997, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $411,643,907 BASED ON THE CLOSING PRICE OF THE REGISTRANT'S COMMON STOCK ON SUCH DATE, $18-1/2, AS REPORTED ON THE NASDAQ NATIONAL MARKET SYSTEM.

    AS OF APRIL 15, 1997, 25,946,023 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.


                         DOCUMENTS INCORPORATED BY REFERENCE

    PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED FEBRUARY 1, 1997 ARE INCORPORATED BY REFERENCE INTO PART II OF THIS REPORT, AND PORTIONS OF THE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS OF THE REGISTRANT TO BE HELD DURING 1997 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

                                        PART I

Item 1.  BUSINESS.

GENERAL

    UNLESS OTHERWISE NOTED, ALL NUMBERS CONTAINED IN THIS DOCUMENT ARE AS OF FEBRUARY 1, 1997.

    With approximately $1.4 billion in sales, Michaels Stores, Inc. (the "Company") is the nation's largest retailer dedicated to serving the arts, crafts and decorative items marketplace. The Company's Michaels stores offer a wide selection of competitively priced items, including general crafts, home decor items, picture framing materials and services, art and hobby supplies, party supplies, silk and dried flowers, wearable art, and seasonal and holiday merchandise. The Company's primary customers are women with above average median household incomes. The average sale in the Company's Michaels stores has increased annually from approximately $12.00 in fiscal 1991 to $14.85 in fiscal 1996, due in part to increased sales of custom framing, custom floral arrangements and home decor items.

    In March 1995, the Company acquired Aaron Brothers, Inc. ("Aaron Brothers"), a chain of specialty framing and art supply stores operating primarily in California. The Company's Aaron Brothers stores offer professional custom framing services, photo frames, and a full line of ready made frames as well as a wide selection of art supplies. During fiscal 1996, Aaron Brothers generated sales of $69.0 million. The average sale in the Company's Aaron Brothers stores is approximately $26.92.

    The Company operates 453 Michaels stores and 72 Aaron Brothers stores in 45 states, Puerto Rico and Canada. The Company's Michaels stores average approximately 16,200 square feet of selling space and offer an assortment of approximately 40,000 stock keeping units ("SKU") in a typical store during the course of a year (including seasonal product), of which approximately 35,000 SKUs are "planogrammed" SKUs offered at all times. The Company's Aaron Brothers stores average approximately 6,500 square feet of selling space and offer an assortment of approximately 6,500 SKUs. For fiscal 1996, the average sales of the Company's Michaels and Aaron Brothers stores open for the full fiscal year were $2.9 million and $1.0 million, respectively.

    The Company believes it is well positioned to continue to solidify its position as the dominant nationwide specialty arts, crafts and decorative items retailer and to increase its return on invested capital through its business strategies of (i) offering a broad selection of products in an appealing store environment that emphasizes superior customer service, (ii) effectively managing its investment in inventory, and (iii) continuing to expand its nationwide presence.

MERCHANDISING AND MARKETING

    The Company's Michaels store merchandising strategy is to provide a broad selection of products in an appealing store environment which emphasizes superior customer service.

    Product Selection

    In general, each Michaels store offers products from a number of categories. Most of the categories offer essentially the same type of merchandise throughout the year, although the products may vary from season to season. The merchandise offered by the major categories is as follows:

    - General craft materials, including those for stenciling, doll making, jewelry making, woodworking, wall decor, tole painting, rubber stamps, memory books and plaster;

    - Items for personalizing home decor, including vases, containers, baskets, candles, potpourri and gifts;

    - Picture framing materials and services, including ready-made frames and custom framing, mat boards, glass, backing materials and related supplies, framed art and photo albums;

    - Fine art materials, representing a number of major brand lines and including items such as pastels, water colors, oil paints, acrylics, easels, brushes, paper and canvas;

    - Hobby items, including wooden and plastic model kits and related supplies, and paint-by-number kits;

    - Party needs, including paper party goods, gift wrap, candy making and cake decorating supplies, balloons and candy;

    - Needle craft items, including stitchery supplies, hand-knitting yarns, needles, canvas and related supplies for needlepoint, embroidery and cross stitching, knitting, crochet, rug making kits, and quilts and afghans, which are sold separately or in kits;

    - Silk flowers, dried flowers and artificial plants sold separately or in ready-made and custom floral arrangements, all accessories needed for floral arranging and other floral items such as wreaths;

    - Ribbon, including satins, laces, florals and other styles sold both in bolts and by the yard.

    In addition to the basic categories described above, the Company operates a home decor do-it-yourself fabric program in 36 Michaels stores which complements the Company's core strategy and regularly features seasonal merchandise. Seasonal merchandise is ordered for several holiday periods, including Valentine's Day, Easter, Mother's Day, Halloween and Thanksgiving, in addition to the Christmas season. For example, seasonal merchandise for the Christmas season includes trees, wreaths, candles, lights and ornaments.

The following table shows Michaels' sales by department as a percent of total sales for fiscal 1996, 1995,and 1994:

    Department                                           Percent of Sales
    ----------                                       ------------------------
                                                     1996      1995      1994
                                                     ----      ----      ----

    Silk and dried flowers and plants...............  19%       22%       22%
    General craft materials and wearable art........  15        17        20
    Picture framing.................................  17        16        15
    Home decor, seasonal and promotional items......  17        15        14
    Fine art materials..............................  12        11        10
    Hobby, party, needlecraft, ribbon and all other.  20        19        19
                                                     ----      ----      ----
         Total...................................... 100%      100%      100%
                                                     ====      ====      ====

    During the Christmas selling season, a significant portion of floor and shelf space in a typical store is devoted to Christmas crafts, Christmas decorating and gift making merchandise. Because of the project-oriented nature of these products, the Company's peak Christmas selling season extends from October through December. Accordingly, a fully developed seasonal merchandising program, including inventory, merchandise layout and instructional ideas, is implemented in each store beginning in July of each year. This program requires additional inventory accumulation so that each store is fully stocked during the peak season. Sales of all merchandise typically increase during the Christmas selling season because of increased customer traffic. The Company believes that merchandise centered around other traditional holidays, such as Valentine's Day, Easter and Halloween, is becoming more popular and is a growing contributor to sales.

    The Michaels selling floor strategy is developed centrally and implemented at the store level through the use of "planograms" which provide store managers with detailed descriptions and illustrations with respect to store layout and merchandise presentation. Planograms are also used to cluster various products which can be combined to create individual projects.

    Aaron Brothers stores offer a wide selection of art supplies, professional custom framing services, photo frames, and what the Company believes to be America's largest selection of ready made frames. The Company's merchandising strategy for its Aaron Brothers stores is to provide competitively priced exceptional custom framing services and selection, with a five day delivery guarantee or the frame is free. In addition, Aaron Brothers strives to provide a fashion forward merchandise selection in an appealing environment with superior customer service.

    Customer Service

    The Company believes that customer service is critically important to its merchandising strategy. Many of the craft supplies sold in Michaels stores can be assembled into unique end-products with an appropriate amount of guidance and direction. Accordingly, Michaels has displays in every store in an effort to stimulate new project ideas, and supplies project sheets with detailed instructions on how to assemble the product. In addition, many Michaels sales associates are craft enthusiasts who are able to help customers with ideas and instructions. The Company periodically offers demonstrations and inexpensive classes in stores as a means of promoting new craft ideas.

    Advertising

    The Company believes that its advertising promotes art, craft, floral, framing and home decor ideas among its customers. The Company focuses on circular and newspaper advertising. The Company has found full-color circular advertising, primarily as an insert to newspapers, to be the most effective medium of advertising. Such circulars advertise numerous products in order to emphasize the wide selection of products available at Michaels stores. The Company believes that its ability to advertise through circulars and newspapers throughout the year, in each of its markets, provides the Company with an advantage over its smaller competitors.

PURCHASING, DISTRIBUTION AND INVENTORY MANAGEMENT

    To enhance its competitive positioning, the Company is actively pursuing improvements throughout its supply chain. These improvements are intended to minimize the investment in inventory necessary to support the Company's sales growth objectives, maximize its stores' in-stock position, and improve the cost-effectiveness of the delivery of goods from its vendors to its stores.

    Purchasing and Distribution

    The Company's purchasing strategy is to negotiate centrally with its vendors in order to take advantage of volume purchasing discounts and improve control over product mix and inventory. In excess of 95% of the merchandise acquired by the stores is from vendors on the Company's "approved list." Of this merchandise, approximately 46% is received from the Company's distribution centers and 54% is received directly from vendors. District managers are responsible for monitoring store purchases to insure compliance with Company programs.

    The Company believes that its distribution capabilities will allow it to maintain a high in-stock position in its stores while balancing its overall inventory position. The Company believes its distribution network is a competitive advantage and it intends to increase the flow of goods through its distribution centers and thereby reduce its supply chain costs and more effectively manage its investment in inventories. The Company currently operates four distribution centers which supply the Michaels stores with certain merchandise, including substantially all seasonal and promotional items. The Company's distribution centers are located in Texas, California, Kentucky, and Florida. The Company anticipates that its California distribution center will be relocated in 1998. Michaels stores receive deliveries from the distribution centers generally once a week (twice a week during the Christmas selling season) through an internal distribution network using contract carriers.

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

    Aaron Brothers purchases all of its merchandise centrally. Aaron Brothers operates a 126,000 square foot distribution center located in City of Commerce, California that currently serves all of its stores. Approximately 60% of their store stock is shipped directly from the Aaron

Brothers distribution center, with the remaining 40% being shipped directly from the vendors. Aaron Brothers systematically replenishes each of its stores automatically on a weekly basis.

    Inventory Management

    The Company's primary objectives for inventory management are maximizing the efficiency of the flow of product to the stores, improving store in-stock position, improving store labor efficiency, and optimizing overall investment in inventory. The Company manages its inventory in several ways, including:
Weekly tracking of inventory status; the use of planograms with "order point/order quantity" information to control the reorder for each SKU; the review of item-level sales information in order to track the sell-through of seasonal and promotional items and to plan its assortments. The data that the Company is now obtaining from its point-of-sale ("POS") system is an integral component in the inventory management process. In addition, inventories are verified through physical counts conducted throughout the year and a complete physical count in all stores as close as practicable to year-end.

STORE OPERATIONS

    The Company's 453 Michaels stores average approximately 16,200 square feet of selling space. The Company's 72 Aaron Brothers stores average approximately 6,500 square feet of selling space. Net sales for fiscal 1996 averaged approximately $2.9 million per store for Michaels stores open the entire fiscal year and $179 per square foot of selling space, and averaged approximately $1.0 million per store for Aaron Brothers stores open the entire fiscal year and $153 per square foot of selling space. Store sites are selected based upon meeting certain economic, demographic and traffic criteria or for clustering stores in markets where certain operating efficiencies can be achieved. The Michaels and Aaron Brothers stores currently in operation are located primarily in strip shopping centers in areas with easy access and ample parking.

    Typically, a Michaels store is managed by a store manager and one to three assistant store managers, depending on the sales volume of the store. Michaels' field organization is headed by an executive vice president and is divided into four geographic zones. Each zone has its own vice president, operations manager, loss prevention manager, human resources manager, and eight or nine district managers. There are a total of 35 districts. The Company believes this organizational structure enhances the communication among the individual stores and between the stores and corporate headquarters. The Company actively communicates with its regional team through regularly scheduled management meetings and conference calls.

STORE EXPANSION

    Having achieved its objective of becoming the largest retailer in arts, crafts and decorative items, the Company recognized that it had the critical mass to achieve improved operating efficiencies that could result in higher returns on capital. On August 23, 1995, the Company announced a shift in focus from sales growth to realizing higher returns on capital. As a result, the Company moderated its internal store growth rate and currently anticipates opening 9 to 12 new Michaels stores in fiscal 1997 and approximately 35 to 50 during fiscal 1998.

    The Company's expansion strategy is to give priority to adding stores in existing markets in order to enhance economies of scale associated with advertising, distribution, field supervision, and other regional expenses. Management believes that few of its existing markets are saturated and that there are attractive new markets available to the Company. The anticipated development of Michaels and Aaron Brothers stores in 1997 and the rate at which stores are developed thereafter will depend upon a number of factors, including the success of existing Michaels and Aaron Brothers stores, the availability and the cost of capital for expansion, the availability of suitable store sites, and the ability to hire and train qualified managers. The Company intends to continue to review acquisition opportunities in existing and new markets. The Company has no arrangements or understandings pending with respect to any acquisitions.

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

    Costs for opening stores at particular locations depend upon the type of building and general cost levels in the area. In fiscal 1996, the average net cost to the company of opening a new Michaels store was approximately $388,000 which included leasehold improvements, furniture, fixtures and equipment, and pre-opening expenses. The initial inventory investment associated with each new Michaels store is approximately $450,000 to $650,000 depending on the store size, operating format and the time of year in which the store was opened. The initial inventory investment in new Michaels stores is offset, in part, by extended vendor terms and allowances.

NEW STORE PROTOTYPES

    In October 1996, the Company relocated a store in San Antonio, Texas, to a new store prototype featuring a racetrack format that routes customers around the store with new signage to identify each merchandise department. In-store galleries highlight the custom floral, seasonal premade fashion floral, and framing departments. The store manager's office was moved to the front of the store to enhance customer service. The prototype model will continue to be refined in future stores based upon on-going evaluation of sales performance. The Company anticipates rolling out the new Michaels prototype to 9-12 new stores, 10-12 relocations, and 15-20 conversions of existing stores in 1997.

    In November 1996, Aaron Brothers opened two new prototype stores in Las Vegas, Nevada. These stores are approximately 6,400 square feet, feature updated colors, and a new lighting package. Space has been allocated for customers to design their own framing using an expanded selection of prints, mats, and frames giving the store an interactive flavor.

INVESTMENT IN INFORMATION TECHNOLOGY

    The installation of POS systems in all the Company's stores was completed in July 1996. The Company believes the information obtained from item level scanning through the new POS system has enabled it to identify important trends to assist it in managing its inventory by facilitating the elimination of less profitable SKUs, increasing the in-stock level of more popular SKUs, assisting in the analysis of product margins, and generating data for advertising cost/benefit evaluations. The Company believes that the POS system will also allow Michaels to provide better customer service by increasing the speed and accuracy of register check out and enabling the more rapid restocking of items.

COMPETITION

    Michaels is the largest nationwide retailer dedicated to serving the arts and crafts marketplace. Michaels competes primarily with regional and local merchants that tend to specialize in particular aspects of arts and crafts, and mass merchandisers that typically dedicate a portion of their selling space to a limited selection of arts, crafts, picture framing and seasonal products. The Company believes that its Michaels stores compete based on price, quality and variety of merchandise assortment, and customer service. The Company believes the combination of its broad selection of products, emphasis on customer service, loyal customer base, information received from its point-of-sale system, distribution capabilities allowing it to maintain high in-stock positions, and capacity to advertise frequently in all of its markets provides the Company with a competitive advantage.

    The U.S. arts, crafts and decorative items retailing industry, which was estimated by trade publications to be approximately $11.0 billion in sales in fiscal 1995, has increased in size each year since 1990 when industry sales totaled $6.0 billion. The industry is highly fragmented and Michaels is the only nationwide independent arts and crafts retailer. Management believes that there are only a few competitors with arts and crafts sales that exceed $200 million annually, and that the Company's arts and crafts sales are more than twice as large as its largest direct competitor. The Company believes that its significant size relative to its competitors provides it with several advantages including (i) superior purchasing power, (ii) critical mass to support a cost efficient nationwide distribution network, and (iii) the financial resources to support an annual advertising budget of approximately 5% of sales ($64 million in fiscal 1996), and significant ongoing capital investments in information technology.

    Michaels' primary competitors include Hobby Lobby, a chain based in Oklahoma City which operates approximately 138 stores primarily in the midwestern United States; MJ Designs, a chain which operates approximately 57 stores in Dallas/Fort Worth, Baltimore/Washington, D.C. and selected other east coast markets; and A.C. Moore, a chain which operates approximately 19 stores in the Philadelphia and New York markets. The Company also competes, to a lesser degree, with Frank's Nursery (owned by General Host), Old America Stores and Garden Ridge Pottery.

    Aaron Brothers' competition is composed primarily of local independent custom frame shops, and mass merchandisers. Aaron Brothers believes it remains competitive due to its five day delivery guarantee on custom frame orders, its pricing structure, its fashion forward merchandising assortments, and its customer service.

SERVICE AND TRADE MARKS

    The name "Michaels" and the Michaels logo are both federally registered service marks held by an affiliate of the Company. The name "Aaron Brothers" and the Aaron Brothers logo are federally registered trademarks.

FRANCHISES

    The Company had previously granted to Dupey Management Corporation ("DMC") the right to open royalty-free, licensed Michaels stores in an eight-county area in north Texas which includes the Dallas-Fort Worth area. As a result of an agreement between the Company and DMC in 1996, DMC has relinquished its right to use the Michaels name effective March 31, 1997.

EMPLOYEES

    As of March 22, 1997, approximately 16,500 persons were employed by the Company, approximately 9,500 of whom were employed on a part-time basis. The number of part-time employees is substantially increased during the Christmas selling season. Of the Company's full-time employees, approximately 1,500 are engaged in various executive, operating, training and administrative functions in the Company's corporate office and distribution centers, and the remainder are engaged in store operations.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                    Age       Position
----                    ---       --------
Sam Wyly                62        Chairman of the Board of Directors
Charles J. Wyly, Jr.    63        Vice Chairman of the Board of Directors
R. Michael Rouleau      58        President and Chief Executive Officer
Bryan M. DeCordova      40        Executive Vice President-Chief
                                  Financial Officer
Lawrence H. Fine        43        Executive Vice President-General
                                  Merchandise Manager
Duane Hiemenz           43        Executive Vice President-Store Operations
Douglas B. Sullivan     46        Executive Vice President-Development
Kristen L. Magnuson     41        Vice President-Finance and Planning
Donald R. Miller, Jr.   42        Managing Director and
                                  Vice President-Market Development
John H. Rittenhouse     40        Vice President-Distribution
Michael C. French       54        Managing Director
Evan A. Wyly            35        Managing Director

    Mr. Sam Wyly has served as Chairman of the Board of the Company since 1984. In 1963, Mr. Wyly founded University Computing Company, a computer software and services company, and served as President or Chairman from 1963 until February 1979. Mr. Wyly co-founded Earth Resources Company, an oil refining and silver and gold mining company, and served as its Executive Committee Chairman from 1968 to 1980. In 1968, Mr. Wyly founded Datran, Inc., which was envisioned as the nation's first all-digital switched "telephone company for computers" and contributed to the breakup of AT&T's telephone monopoly and the resulting benefits of increased competition in the telecommunications industry. Mr. Wyly and his brother, Charles J. Wyly, Jr., bought the 20-restaurant Bonanza Steakhouse chain in 1967. While he served as Chairman, the restaurant chain grew to approximately 600 restaurants by 1989. Mr. Wyly co-founded Sterling Software, Inc. in 1981 and since that time has served as Chairman of the Board and as a director. Mr Wyly is a partner of Maverick Capital Ltd., an investment fund management limited partnership. He has served as a director of Sterling Commerce, Inc., since December 1995.

    Mr. Charles J. Wyly, Jr. became a director of the Company in October 1984 and Vice Chairman in February 1985. He co-founded Sterling

Software, Inc. in 1981 and since such time has served as a director and (since November 1984) as Vice Chairman of Sterling Software, Inc. He has served as a director of Sterling Commerce, Inc. since December 1995. Mr. Wyly served as an officer and director of University Computing Company from 1964 to 1975, including President from 1969 to 1973. From 1968 to 1980, Mr. Wyly served as Chairman of the Board of Earth Resources Company, an oil refining and silver and gold mining company which he co-founded with his brother, Sam Wyly. Mr. Wyly served as Vice Chairman of the Bonanza Steakhouse chain from 1967 to 1989.

    Mr. Rouleau became President and Chief Executive Office in April 1997 and has been Chief Executive Officer of the Company since April 1996. Prior to joining the Company, Mr. Rouleau had served as Executive Vice President of store operations for Lowe's since May 1992 and in addition as President of Lowe's Contractor Yard Division since February 1995. Prior to joining Lowe's Mr. Rouleau was a co-founder and President of Office Warehouse which subsequently merged into Office Max.

    Mr. DeCordova became Executive Vice President - Chief Financial Officer in March 1997. Since 1990 he was Vice President of Finance, Treasurer and Chief Financial Officer for Duckwall-ALCO Stores, Inc.

    Mr. Fine became Executive Vice President-General Merchandise Manager in December, 1996. Before joining the Company, he was Senior Vice President of Merchandising for Party City. Prior to Party City, he held a variety of merchandising positions with the Jamesway Corporation.

    Mr. Heimenz became Executive Vice President-Store Operations in August, 1996. Prior to joining Michaels, Mr. Hiemenz was a Regional Vice President for Lowe's.

    Mr. Sullivan became Executive Vice President-Development on April 1, 1997. He joined Michaels in 1988 and has served in a variety of capacities, including overseeing the Company's store operations, distribution, store opening, real estate, legal and personnel functions. Prior to his joining the Company, Mr. Sullivan had served with Family Dollar Stores, Inc. for 11 years, most recently as Vice President-Real Estate.

    Ms. Magnuson became Vice President-Finance and Planning for the Company in August 1990. Prior to joining the Company, Ms. Magnuson had served with MeraBank, a Federal Savings Bank, from March 1987 to August 1990, most recently as Senior Vice President and Controller. Prior to March 1987 Ms. Magnuson was a Senior Manager/Principal at Arthur Young & Company.

    Mr. Miller, a Managing Director, is a charter employee of the Company and has served as Vice President-Market Development of the Company since November 1990 and as a director of the Company since September 1992. From September 1984 to November 1990 he was Director of Real Estate. Prior to joining the Company, Mr. Miller served in various real estate positions with Bonanza and Peoples Restaurants. Mr. Miller has served as a director of Sterling Software, Inc. since September 1993. Mr. Miller is the son-in-law of Charles J. Wyly, Jr., Vice Chairman of the Company.

    Mr. Rittenhouse joined the Company as Vice President-Distribution in January 1995. For the previous eight years he had served with Target Stores, a division of Dayton Hudson Corporation, as Director of Distribution. Prior to that he held various positions with Southland Corporation.

    Mr. French, a Managing Director, has served as a director of the Company since September 1992. He has been a partner of Maverick Capital

Ltd., an investment fund management limited partnership, since 1992 and a director of Sterling Software, Inc. since July 1992. Mr. French is currently a consultant to the international law firm of Jones, Day, Reavis & Pogue. Mr. French was a partner with the law firm of Jackson & Walker, L.L.P. from 1976 through 1995.

    Mr. Evan A. Wyly, a Managing Director, has served as a director of the Company since September 1992 and as an officer of the Company since December 1991. In June 1988, Mr. Wyly founded Premier Partners Incorporated, a private investment firm, and served as President prior to joining the Company. Mr. Wyly is a managing partner of Maverick Capital Ltd., an investment fund management limited partnership. He serves as a director and officer of Sterling Software, Inc., and as a director of Sterling Commerce, Inc. Evan Wyly is the son of Sam Wyly, a director and officer of the Company.

Item 2.  PROPERTIES.

    The Company's Michaels stores generally are situated in strip shopping centers located near malls and on well-traveled roads. Almost all stores are in leased premises with lease terms generally ranging from five to ten years. The base rental rates generally range from $85,000 to $235,000 per year. Rental expense for stores open during the full 12-month period of fiscal 1996 averaged $160,000. The leases are generally renewable, with increases in lease rental rates. A majority of the existing leases contain provisions pursuant to which the lessor has provided leasehold improvements to prepare for opening. However, the Company has been paying and anticipates continuing to pay for a larger portion of future improvements directly as opposed to financing them through the lessor.

    The Company's Aaron Brothers stores are generally located in high visibility strip shopping centers in trade areas having a high density of population and above average discretionary income. The locations typically contain high profile and/or complementary anchor stores. As of this date, all current stores are located in leased properties with lease terms generally ranging from five to ten years with options to renew. Rental expense for stores opened the full 12-month period of fiscal 1996 averaged $102,000.

    The following table indicates the number of the Company's stores located in each state or province as of April 28, 1997:

                                            Number of
    State                                    Stores
     -----                                    ------
    Alabama                                     5
    Alaska                                      1
    Arizona                                    17*
    Arkansas                                    3
    British Columbia                            1
    California                                144*
    Colorado                                    9
    Connecticut                                 2
    Florida                                    23
    Georgia                                    18
    Idaho                                       2
    Illinois                                   23
    Indiana                                    10
    Iowa                                        6
    Kansas                                      4
    Kentucky                                    3
    Louisiana                                   4
    Maine                                       2
    Maryland                                    1
    Massachusetts                              10
    Michigan                                   16
    Minnesota                                   9
    Mississippi                                 1
    Missouri                                   11
    Nebraska                                    1
    Nevada                                      9*
    New Hampshire                               2
    New Jersey                                  7
    New Mexico                                  3
    New York                                   11
    North Carolina                             15
    North Dakota                                1
    Ohio                                       21
    Oklahoma                                    7
    Ontario                                    16
    Oregon                                     10
    Pennsylvania                                9
    Puerto Rico.                                3
    Rhode Island                                1
    South Carolina                              4
    South Dakota                                1
    Tennessee                                  10
    Texas                                      32
    Utah                                        4
    Virginia                                    7
    Washington                                 14
    West Virginia                               1
    Wisconsin                                   7
                                               ---
    Total                                     521


--------------------
    *Of the store counts indicated in Arizona, California and Nevada, Aaron Brothers accounts for 3, 65 and 4 stores, respectively.

    The Company leases a 426,000 square foot building at the Alliance Airport in Tarrant County, Texas for use as a distribution center. The Company also leases a 136,000 square foot building for the corporate headquarters in Irving, Texas. Michaels also leases a 400,000 square foot building in Buena Park, California, a 350,000 square foot building in Lexington, Kentucky, and a 500,000 square foot facility in Jacksonville, Florida. Aaron Brothers leases a 126,000 square foot building in City of Commerce, California, for use as a distribution center and office facility.

ITEM 3.  LEGAL PROCEEDINGS.

    In August 1995, two lawsuits were filed by certain security holders against the Company and certain present and former officers and directors seeking class action status on behalf of purchasers of the Company's Common Stock between February 1, 1995 and August 23, 1995. Among other things, the plaintiffs allege that misstatements and omissions by defendants relating to projected and historical operating results, inventory and other matters involving future plans resulted in an inflation of the price of the Company's Common Stock during the period between February 1, 1995 and August 23, 1995. The plaintiffs seek on behalf of the class an unspecified amount of compensatory damages and reimbursement for the plaintiffs' fees and expenses. The United States District Court for the Northern District of Texas consolidated the two lawsuits on November 16, 1995. The Court certified a class on March 24, 1997 and discovery is proceeding. The Company believes that it has meritorious defenses to this action and intends to defend itself vigorously.

A lawsuit was commenced against the Company and several other parties on September 19, 1994 in the Superior Court of Stanislaus County, California, on behalf of a former employee, Naomi Snyder, her child, and her husband. The complaint alleges that the former employee and her then-unborn child were exposed to excessive levels of carbon monoxide in one of the Company's stores caused by a propane gas powered floor buffer which was operated by an outside cleaning service, resulting, among other things, in severe and permanent injuries to the child. Plaintiffs' Statement of Damages, filed on or about January 26, 1995, seeks $11 million. On April 10, 1995 the trial court ruled the plaintiffs' pleadings did not state a cause of action against the Company upon which relief could be granted. However, the ruling by the trial court was overturned by the Court of Appeals of the State of California, Fifth Appellate District, on September 23, 1996. On or about November 1, 1996 the Company filed its petition for review with the California Supreme Court requesting a review of the appellate decision. Review was granted on December 23, 1996. Should the California Supreme Court sustain the appellate court ruling and remand the case to the trial court, the Company believes it has meritorious defenses to this action and will defend itself vigorously.

The Company is a defendant from time to time in lawsuits incidental to its business. Based on currently available information, the Company believes that resolution of all known contingencies, including the litigation described above, is uncertain, and there can be no assurance that future costs related to such litigation would not be material to the Company's financial position or results of operations.

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

    The following table sets forth the high and low bid prices of the Company's Common Stock for each quarterly period within the two most recent fiscal years.

    Fiscal 1996         High                Low
    -----------         ----                ---
    First             $19 7/8             $11 3/4
    Second             19 1/8              12 3/8
    Third              14 7/8              10 1/4
    Fourth             14                   8 1/16

    Fiscal 1995         High                Low
    -----------         ----                ---
    First             $37 1/2             $27 3/4
    Second             32 3/4              20 3/4
    Third              25 3/4              11
    Fourth             18                  11 3/8


    On April 15, 1997, the last reported bid price of the Common Stock on the Nasdaq National Market System was $18-1/2 and as of such date there were approximately 1,031 holders of record of the Common Stock.

    Options to purchase 2,000,000 shares of the Company's Common Stock were acquired in December 1996 through private transactions by entities owned by independent trusts of which Wyly family members are beneficiaries. The options had an exercise price equal to the then current market price of $10.50 per share and were exercised on February 28, 1997.

    The Company's present plan is to retain earnings for the foreseeable future for use in the Company's business and the financing of its growth. The Company did not pay any dividends on its Common Stock during fiscal 1995 and 1996.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial information required by this item is included in the Company's 1996 Annual Report to Shareholders (the "1996 Annual Report") under the heading "Financial Highlights." Such information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information required by this item is included in the 1996 Annual Report on pages 9 and 10 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such information is incorporated herein by reference.

CERTAIN STATEMENTS CONTAINED IN THE 1996 ANNUAL REPORT AND INCORPORATED HEREIN BY REFERENCE WHICH ARE NOT HISTORICAL FACTS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, CUSTOMER DEMAND AND TRENDS IN THE ARTS AND CRAFTS INDUSTRY, RELATED INVENTORY RISKS DUE TO SHIFTS IN CUSTOMER DEMAND, THE EFFECT OF ECONOMIC CONDITIONS, THE IMPACT OF COMPETITORS' LOCATIONS OR PRICING, THE AVAILABILITY OF ACCEPTABLE REAL ESTATE LOCATIONS FOR NEW STORES, DIFFICULTIES WITH RESPECT TO NEW INFORMATION SYSTEM TECHNOLOGIES, SUPPLY CONSTRAINTS OR DIFFICULTIES, THE RESULTS OF FINANCING EFFECTS, THE EFFECT OF THE COMPANY'S ACCOUNTING POLICIES AND OTHER RISKS DETAILED IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements and supplementary data required by this item are included in this Annual Report on Form 10-K, or are included in the Company's 1996 Annual Report and are incorporated herein by reference, as indicated in the following Index to Financial Statements.

Index to Financial Statements and                1996 Annual
---------------------------------                -----------
Financial Statement Schedules                    Report Page
-----------------------------                    -----------

Report of Independent Auditors                        19

Consolidated Balance Sheets at
    February 1,  1997 and January 28, 1996            11

Consolidated Statements of Operations for
    the fiscal years ended February 1, 1997,
    January 28, 1996 and January 29, 1995             12

Consolidated Statements of Cash Flows for
    the fiscal years ended February 1, 1997,
    January 28,  1996 and January 29, 1995            13

Consolidated Statements of Shareholders'
    Equity for the fiscal years ended
    February 1, 1997, January 28, 1996
    and January 29,  1995                             14

Notes to Consolidated Financial Statements            15-18

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information concerning the directors of the company is set forth in the Proxy Statement to be delivered to shareholders in connection with the Company's Annual Meeting of Shareholders to be held on June 6, 1997 (the "Proxy Statement") under the heading "Election of Directors," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers of the Registrant" in Item 1 of this report, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    The information concerning executive compensation is set forth in the Proxy Statement under the heading "Management Compensation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Principal Stockholders and Management Ownership," which information is incorporated herein by reference.

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

         (b)  Reports on Form 8-K:

              No report on Form 8-K was filed on behalf of the Registrant during the last quarter of the period covered by this report.

         (c)  Exhibits:

         2.1   -   Agreement and Plan of Merger, dated as of May 10, 1994,
                   among Michaels Stores, Inc., LWA Acquisition Corporation and
                   Leewards Creative Crafts, Inc.(2)

         2.2   -   First Amendment to Agreement and Plan of Merger dated as of
                   June 2, 1994 among Michaels Stores, Inc., LWA Acquisition
                   Corporation and Leewards Creative Crafts, Inc.(3)

         2.3   -   Stock Purchase Agreement, dated as of February 16, 1994,
                   among Michaels Stores, Inc., Treasure House Stores, Inc. and the stockholders of Treasure House Stores, Inc.(4)

         2.4   -   Amendment No. 1 to Stock Purchase Agreement, dated as of
                   February 22, 1994, among Michaels Stores, Inc., Treasure
                   House Stores, Inc., THSI Acquisition Corporation and the stockholders of Treasure House Stores, Inc.(4)

         2.5   -   Agreement and Plan of Merger, dated as of March 3, 1994,
                   among Michaels Stores, Inc. and the other parties listed therein.(2)

         2.6   -   Amendment No. 1 to Agreement and Plan of Merger, dated as of
                   March 3, 1994, among Michaels Stores, Inc. and the other parties listed therein.(2)

         2.7   -   Stock Purchase Agreement, dated as of March 8, 1995, among
                   Aaron Brothers Holdings, Inc., ABAM Investors Limited
                   Partnership, and Michaels Stores, Inc.(5)

         3.1   -   Bylaws of the Registrant, as amended and restated.(6)

         3.2   -   Restated Certificate of Incorporation of the Registrant.(7)

         4.1   -   Form of Common Stock Certificate.(8)

         4.2   -   Indenture, dated as of January 22, 1993, between Michaels
                   Stores, Inc. and NationsBank of Texas, N.A., as Trustee, including the form of 4 3/4% / 6 3/4% Step-up Convertible
                   Subordinated Note Included therein.(9)

          4.3  -   Indenture, dated as of June 21, 1996 between Michaels
                   Stores, Inc. and The Bank of New York.(10)

         10.1  -   Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated effective October 1, 1996.(11)

         10.2  -   Michaels Stores, Inc. Employees 401(k) Trust, dated July 11,
                   1996.(11)

         10.3  -   Form of Indemnity Agreement between Michaels Stores, Inc.
                   and certain officers and directors of the Registrant (9)

         10.4  -   Form of Employment Agreement between Michaels Stores, Inc.
                   and certain directors of the Registrant.(1)(19)

         10.5  -   Form of Consulting Agreement between Michaels Stores, Inc.
                   and certain directors of the Registrant.(1)(19)

         10.6  -   Form of Employment Agreement between Michaels Stores, Inc.
                   and certain key executives of the Registrant.(1)(19)

         10.7  -   Michaels Stores, Inc. Employees Stock Purchase Plan.(13)

         10.8  -   Amendment No. 1 to Michaels Stores, Inc. Employees Stock
                   Purchase Plan.(1)

         10.9  -   Michaels Stores, Inc. Amended and Restated Key Employee
                   Stock Compensation Program.(1)(19)

         10.10 - Michaels Stores, Inc. Amended and Restated 1992 Non-Statutory Stock Option Plan.(14)(19)

         10.11 - Form of Non-Statutory Stock Option Agreement covering options granted to certain directors and consultants of the Company other than pursuant to the Michaels Stores, Inc. Key Employee Stock Compensation Program and the Michaels Stores, Inc. 1992 Non-Statutory Stock Option Plan.(9)(19)

         10.12 - Second Amended and Restated Credit Agreement dated June 20, 1996, between Michaels Stores, Inc. and NationsBank of Texas, N.A. (the "Credit Agreement").(15)

         10.13 - Waiver Agreement and First Amendment to Credit Agreement dated January 31, 1997.(1)

         10.14 - Second Amendment to Credit Agreement dated as of March 11, 1997.(1)

         10.15 - Michaels Stores, Inc. Amended and Restated 1994 Non-Statutory Stock Option Plan.(16)

         10.16 - Amended, Modified and Restated Master Lease Agreement dated as of December 18, 1995 between Jacksonville Funding Corporation as Lessor and Michaels Stores, Inc., as Lessee.(17)

         10.17 - Amendment No. 4 to Amended, Modified and Restated Master Lease Agreement and Waiver dated as of March 11, 1997 between Jacksonville Funding Corporation as Lessor and Michaels Stores, Inc. as Lessee.(1)

         10.18 - Term Lease Master Agreement between IBM Credit Corporation as Lessor and Michaels Stores, Inc. as Lessee.(1)

         10.19 - Agreement dated as of January 30, 1996 by and between Michaels Stores, Inc. and Jack E. Bush.(17)

         10.20 - Common Stock and Warrant Agreement dated as of October 16, 1984 between Michaels Stores, Inc. and Peoples Restaurants, Inc., including form of Warrant.(9)

         10.21 - First Amendment to Common Stock and Warrant Agreement dated October 31, 1984 between the First Dallas Group, Ltd. and Michaels Stores, Inc.(9)

         10.22 - Second Amendment to Common Stock and Warrant Agreement dated November 28, 1984 between First Dallas Investments-Michaels I, Ltd. and Michaels Stores, Inc.(9)

         10.23 - Third Amendment to Common Stock and Warrant Agreement dated February 27, 1985 between First Dallas Investments-Michaels I, Ltd., The First Dallas Group, Ltd., Sam Wyly, Charles J. Wyly, Jr. and Michaels Stores, Inc.(18)

         10.24 - Amendment to Common Stock and Warrant Agreement, dated as of September 1, 1992 between Michaels Stores, Inc. and the other parties named therein.(7)

         10.25 - Stock Purchase Agreement, dated as of March 29, 1996 between Michaels Stores, Inc. and Fugue Limited.(17)

         10.26 - Stock Purchase Agreement, dated as of March 29, 1996 between Michaels Stores, Inc. and Locke Limited.(17)

         10.27 - Stock Purchase Agreement, dated as of March 29, 1996 between Michaels Stores, Inc. and Quayle Limited.(17)

         10.28 - Option Agreement, dated as of December 23, 1996 between Michaels Stores, Inc. and Devotion Limited.(1)

         10.29 - Option Agreement, dated as of December 23, 1996 between Michaels Stores, Inc. and Elegance Limited.(1)

         10.30 -   1997 Bonus Plan for R. Michael Rouleau.(1)(19)

         10.31 -   1997 Bonus Plan for Douglas B. Sullivan.(1)(19)

         10.32 - Employment Agreement effective as of April 29, 1997 between Michaels Stores, Inc. and R. Michael Rouleau.(1)(19)

         10.33 -   Michaels Stores, Inc. 1997 Employees Stock Purchase Plan.(1)

         11.1  -   Computation of Earnings Per Common Share.(1)

         13.1  -   Portions of 1996 Annual Report to Shareholders that are
                   incorporated by reference into Items 6, 7 and 8 of this Annual Report on Form 10-K.(1)

         21.1  -   Subsidiaries of Michaels Stores, Inc.(1)

         23.1  -   Consent of Ernst & Young.(1)

         27.1  -   Financial Data Schedule.(1)

---------------------
    (1)   Filed herewith.

    (2) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-3 (No. 33-53639) and incorporated herein by reference.

    (3) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended May 1, 1994 and incorporated herein by reference.

    (4) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-3 (No. 33-52311) and incorporated herein by reference.

    (5) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 19, 1995 and incorporated herein by reference.

    (6) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 30, 1994 and incorporated herein by reference.

    (7) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8 (No. 33-54726) and incorporated herein by reference.

    (8) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 2-89370) and incorporated herein by reference.

    (9) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1993 and incorporated herein by reference.

    (10) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended July 28, 1996 and incorporated herein by reference.

    (11) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K, dated September 30, 1996 and incorporated herein by reference.

    (12) Previously filed as an Exhibit to the Registrant's Annual Report on form 10-K for the year ended January 29, 1989 and incorporated herein by reference.

    (13) Previously filed as an Exhibit to the Registrant's Annual report on Form 10-K for the year ended February 2, 1992 and incorporated herein by reference.

    (14) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8 (333-21407) and incorporated herein by reference.

    (15) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K, dated June 20, 1996 and incorporated herein by reference.

    (16) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8 (333-21635) and incorporated herein by reference.

    (17) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1996 filed on April 29, 1996 and incorporated herein by reference.

    (18) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-9456) and incorporated herein by reference.

    (19) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14 (c).

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MICHAELS STORES, INC.

Date: May 2, 1997            By:   /s/ Sam Wyly
                                  -----------------------------
                                  Sam Wyly
                                  Chairman of the Board of Directors

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Sam Wyly                Chairman of the Board of           May 2, 1997
------------------------            Directors
Sam Wyly

/s/ Charles J. Wyly, Jr.       Vice Chairman of the             May 2, 1997
-------------------------       Board of Directors
Charles J. Wyly, Jr.

/s/  R. Michael Rouleau              President and              May 2, 1997
-------------------------       Chief Executive Officer
R. Michael Rouleau          (Principal Executive Officer)


/s/  Bryan M. DeCordova        Executive Vice President-        May 2, 1997
-------------------------      Chief Financial Officer
Bryan M. DeCordova            (Principal Financial and
                                  Accounting Officer)

/s/  F. Jay Taylor                     Director                 May 2, 1997
-------------------------
F. Jay Taylor

/s/  Richard E. Hanlon                 Director                 May 2, 1997
-------------------------
Richard E. Hanlon

/s/  Donald R. Miller, Jr          Managing Director and        May 2, 1997
--------------------------             Vice President-
Donald R. Miller, Jr.            Market Development


/s/  Michael C. French               Managing Director          May 2, 1997
--------------------------
Michael C. French

/s/  Evan A. Wyly                    Managing Director          May 2, 1997
--------------------------
Evan A. Wyly

                              INDEX TO EXHIBITS

       Exhibit
       Number            Description of Document
       -------           -----------------------
         2.1 Agreement and Plan of Merger, dated as of May 10, 1994, among Michaels Stores, Inc., LWA Acquisition Corporation and Leewards Creative Crafts, Inc.(2)

         2.2 First Amendment to Agreement and Plan of Merger dated as of June 2, 1994 among Michaels Stores, Inc., LWA Acquisition Corporation and Leewards Creative Crafts, Inc.(3)

         2.3 Stock Purchase Agreement, dated as of February 16, 1994, among Michaels Stores, Inc., Treasure House Stores, Inc. and the stockholders of Treasure House Stores, Inc.(4)

         2.4 Amendment No. 1 to Stock Purchase Agreement, dated as of February 22, 1994, among Michaels Stores, Inc., Treasure House Stores, Inc., THSI Acquisition Corporation and the stockholders of Treasure House Stores, Inc.(4)

         2.5 Agreement and Plan of Merger, dated as of March 3, 1994, among Michaels Stores, Inc. and the other parties listed therein.(2)

         2.6 Amendment No. 1 to Agreement and Plan of Merger, dated as of March 3, 1994, among Michaels Stores, Inc. and the other parties listed therein.(2)

         2.7 Stock Purchase Agreement, dated as of March 8, 1995, among Aaron Brothers Holdings, Inc., ABAM Investors Limited Partnership, and Michaels Stores, Inc.(5)

         3.1       Bylaws of the Registrant, as amended and restated.(6)

         3.2       Restated Certificate of Incorporation of the Registrant.(7)

         4.1       Form of Common Stock Certificate.(8)

         4.2 Indenture, dated as of January 22, 1993, between Michaels Stores, Inc. and NationsBank of Texas, N.A., as Trustee, including the form of 4 3/4% / 6 3/4% Step-up Convertible Subordinated Note Included therein.(9)

        Exhibit
        Number            Description of Document
        -------           -----------------------
          4.3 Indenture, dated as of June 21, 1996 between Michaels Stores, Inc. and The Bank of New York.(10)

         10.1 Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated effective October 1, 1996.(11)

         10.2 Michaels Stores, Inc. Employees 401(k) Trust, dated July 11, 1996.(11)

         10.3 Form of Indemnity Agreement between Michaels Stores, Inc. and certain officers and directors of the Registrant (9)

         10.4 Form of Employment Agreement between Michaels Stores, Inc. and certain directors of the Registrant.(1)(19)

         10.5 Form of Consulting Agreement between Michaels Stores, Inc. and certain directors of the Registrant.(1)(19)

         10.6 Form of Employment Agreement between Michaels Stores, Inc. and certain key executives of the Registrant.(1)(19)

         10.7      Michaels Stores, Inc. Employees Stock Purchase Plan.(13)

         10.8 Amendment No. 1 to Michaels Stores, Inc. Employees Stock Purchase Plan.(1)

         10.9 Michaels Stores, Inc. Amended and Restated Key Employee Stock Compensation Program.(1)(19)

         10.10 Michaels Stores, Inc. Amended and Restated 1992 Non-Statutory Stock Option Plan.(14)(19)

         10.11 Form of Non-Statutory Stock Option Agreement covering options granted to certain directors and consultants of the Company other than pursuant to the Michaels Stores, Inc. Key Employee Stock Compensation Program and the Michaels Stores, Inc. 1992 Non-Statutory Stock Option Plan.(9)(19)

         10.12 Second Amended and Restated Credit Agreement dated June 20, 1996, between Michaels Stores, Inc. and NationsBank of Texas, N.A. (the "Credit Agreement").(15)

         10.13 Waiver Agreement and First Amendment to Credit Agreement dated January 31, 1997.(1)

         10.14     Second Amendment to Credit Agreement dated as of March 11,
                   1997.(1)

         10.15 Michaels Stores, Inc. Amended and Restated 1994 Non-Statutory Stock Option Plan.(16)

         10.16 Amended, Modified and Restated Master Lease Agreement dated as of December 18, 1995 between Jacksonville Funding Corporation as Lessor and Michaels Stores, Inc., as Lessee.(17)

        Exhibit
        Number            Description of Document
        -------           -----------------------

         10.17 Amendment No. 4 to Amended, Modified and Restated Master Lease Agreement and Waiver dated as of March 11, 1997 between Jacksonville Funding Corporation as Lessor and Michaels Stores, Inc. as Lessee.(1)

         10.18 Term Lease Master Agreement between IBM Credit Corporation as Lessor and Michaels Stores, Inc. as Lessee.(1)

         10.19 Agreement dated as of January 30, 1996 by and between Michaels Stores, Inc. and Jack E. Bush.(17)

         10.20 Common Stock and Warrant Agreement dated as of October 16, 1984 between Michaels Stores, Inc. and Peoples Restaurants, Inc., including form of Warrant.(9)

         10.21 First Amendment to Common Stock and Warrant Agreement dated October 31, 1984 between the First Dallas Group, Ltd. and Michaels Stores, Inc.(9)

         10.22 Second Amendment to Common Stock and Warrant Agreement dated November 28, 1984 between First Dallas Investments-Michaels I, Ltd. and Michaels Stores, Inc.(9)

         10.23 Third Amendment to Common Stock and Warrant Agreement dated February 27, 1985 between First Dallas Investments-Michaels I, Ltd., The First Dallas Group, Ltd., Sam Wyly, Charles J. Wyly, Jr. and Michaels Stores, Inc.(18)

         10.24 Amendment to Common Stock and Warrant Agreement, dated as of September 1, 1992 between Michaels Stores, Inc. and the other parties named therein.(7)

         10.25 Stock Purchase Agreement, dated as of March 29, 1996 between Michaels Stores, Inc. and Fugue Limited.(17)

         10.26 Stock Purchase Agreement, dated as of March 29, 1996 between Michaels Stores, Inc. and Locke Limited.(17)

         10.27 Stock Purchase Agreement, dated as of March 29, 1996 between Michaels Stores, Inc. and Quayle Limited.(17)

         10.28 Option Agreement, dated as of December 23, 1996 between Michaels Stores, Inc. and Devotion Limited.(1)

         10.29 Option Agreement, dated as of December 23, 1996 between Michaels Stores, Inc. and Elegance Limited.(1)

         10.30     1997 Bonus Plan for R. Michael Rouleau.(1)(19)

         10.31     1997 Bonus Plan for Douglas B. Sullivan.(1)(19)

         10.32 Employment Agreement effective as of April 29, 1997 between Michaels Stores, Inc. and R. Michael Rouleau.(1)(19)

         10.33     Michaels Stores, Inc. 1997 Employees Stock Purchase Plan.(1)

        Exhibit
        Number            Description of Document
        -------           -----------------------

         11.1      Computation of Earnings Per Common Share.(1)

         13.1 Portions of 1996 Annual Report to Shareholders that are incorporated by reference into Items 6, 7 and 8 of this Annual Report on Form 10-K.(1)

         21.1      Subsidiaries of Michaels Stores, Inc.(1)

         23.1      Consent of Ernst & Young.(1)

         27.1      Financial Data Schedule.(1)

---------------------
    (1)   Filed herewith.

    (2) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-3 (No. 33-53639) and incorporated herein by reference.

    (3) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended May 1, 1994 and incorporated herein by reference.

    (4) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-3 (No. 33-52311) and incorporated herein by reference.

    (5) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 19, 1995 and incorporated herein by reference.

    (6) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 30, 1994 and incorporated herein by reference.

    (7) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8 (No. 33-54726) and incorporated herein by reference.

    (8) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 2-89370) and incorporated herein by reference.

    (9) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1993 and incorporated herein by reference.

    (10) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended July 28, 1996 and incorporated herein by reference.

    (11) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K, dated September 30, 1996 and incorporated herein by reference.

    (12) Previously filed as an Exhibit to the Registrant's Annual Report on form 10-K for the year ended January 29, 1989 and incorporated herein by reference.

    (13) Previously filed as an Exhibit to the Registrant's Annual report on Form 10-K for the year ended February 2, 1992 and incorporated herein by reference.

    (14) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8 (333-21407) and incorporated herein by reference.

    (15) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K, dated June 20, 1996 and incorporated herein by reference.

    (16) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8 (333-21635) and incorporated herein by reference.

    (17) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 28, 1996 filed on April 29, 1996 and incorporated herein by reference.

    (18) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-9456) and incorporated herein by reference.

    (19) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14 (c).