Form 10-Q
period 1997-05-03
MICHAELS STORES INC
filed 1997-06-17
CIK 740670

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 1997

                              OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OR THE SECURITIES EXCHANGE ACT OF 1934

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

                          (972) 409-1300
       (Registrant's telephone number, including area code)
                     _______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.    Yes X   No
                            ____    ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                         Shares Outstanding as of
         Title                           June 9, 1997

Common stock, par value $.10 per share        26,152,399

                           MICHAELS STORES, INC.
                                 FORM 10-Q
                      Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           MICHAELS STORES, INC.
                        CONSOLIDATED BALANCE SHEETS
                     (In thousands except share data)
                                (Unaudited)

                                  ASSETS

                                                  May 3,        February 1,
                                                   1997            1997
                                                ________         ________
Current assets:
  Cash and equivalents                          $ 77,309         $ 59,069
  Merchandise inventories                        370,681          351,208
  Income taxes receivable
    and deferred income taxes                     13,774           15,207
  Prepaid expenses and other                      13,305           12,059
                                                ________         ________
      Total current assets                       475,069          437,543
                                                ________         ________

Property and equipment, at cost                  298,038          294,022
   Less accumulated depreciation                (113,673)        (104,943)
                                                ________         ________
                                                 184,365          189,079
                                                ________         ________

Costs in excess of net assets of
  acquired operations, net                       139,729          140,697
Deferred income taxes                             11,758           10,550
Other assets                                       3,383            6,566
                                                ________         ________
                                                 154,870          157,813
                                                ________         ________
                                                $814,304         $784,435
                                                ________         ________
                                                ________         ________


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $115,117         $104,966
  Accrued liabilities and other                   85,502           92,765
                                                ________         ________
    Total current liabilities                    200,619          197,731
                                                ________         ________

Senior notes                                     125,000          125,000
Convertible subordinated notes                    96,940           96,940
Other long-term liabilities                       31,107           31,962
                                                ________         ________
    Total long-term liabilities                  253,047          253,902
                                                ________         ________
                                                 453,666          451,633
                                                ________         ________

Commitments and contingencies

Shareholders' equity:
  Common stock, 26,032,984 shares
    outstanding                                    2,603            2,369
  Additional paid-in capital                     296,122          271,405
  Retained earnings                               61,913           59,028
                                                ________         ________
    Total shareholders' equity                   360,638          332,802
                                                ________         ________
                                                $814,304         $784,435
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

                           MICHAELS STORES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share data)
                                (Unaudited)

                                                  Three Months
                                              _______________________

                                               May 3,       April 28,
                                                1997          1996
                                              ________      _________

Net sales                                     $321,318       $301,875

Cost of sales and occupancy expense            220,128        205,067
Selling, general and administrative
  expense                                       91,884         88,970
                                              ________       ________
Operating income                                 9,306          7,838


Interest expense                                 5,742          3,710
Other income, net                               (1,549)          (267)
                                              ________       ________
Income before income taxes                       5,113          4,395

Provision for income taxes                       1,943          1,670
                                              ________       ________
Net income                                    $  3,170       $  2,725
                                              ________       ________
                                              ________       ________


Earnings per common and common
  equivalent share                                $.12           $.12
                                                  ____           ____
                                                  ____           ____

Weighted average common and common
  equivalent shares outstanding                 26,303         22,459
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

                           MICHAELS STORES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                        Three Months
                                                   _______________________

                                                    May 3,       April 28,
                                                     1997          1996
                                                   ________      _________
Operating activities:
  Net income                                       $  3,170      $  2,725
  Adjustments:
    Depreciation                                      9,945         7,763
    Amortization                                      1,056         1,046
    Other                                               (60)          149
    Change in assets and liabilities:
      Merchandise inventories                       (19,473)      (11,035)
      Prepaid expenses and other                     (1,245)          727
      Deferred income taxes and other                   285         3,628
      Accounts payable                               10,151         5,895
      Accrued liabilities and other                  (6,546)       (9,304)
                                                   ________      ________
        Net change in assets and liabilities        (16,828)      (10,089)
                                                   ________      ________


        Net cash provided by (used in)
          operating activities                       (2,717)         1,594
                                                   ________      _________

Investing activities:
  Additions to property and equipment                (5,427)       (7,779)
  Net proceeds from sales of investments              3,386            -
                                                   ________      ________
        Net cash used in investing activities        (2,041)       (7,779)
                                                   ________      ________

Financing activities:
  Net borrowings under bank credit facilities            -        (13,700)
  Payment of other long-term liabilities               (996)           -
  Proceeds from issuance of common stock
    and other                                        23,994        24,925
                                                   ________      ________

        Net cash provided by financing
          activities                                 22,998        11,225
                                                   ________      ________

Net increase in cash and equivalents                 18,240         5,040
Cash and equivalents at beginning of year            59,069         2,870
                                                   ________      ________
Cash and equivalents at end of period              $ 77,309      $  7,910
                                                   ________      ________
                                                   ________      ________



See accompanying notes to consolidated financial statements.

                            MICHAELS STORES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Three Months Ended May 3, 1997
                                (Unaudited)

Note A
______

The accompanying consolidated financial statements are unaudited (except for the Consolidated Balance Sheet as of February 1, 1997) and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of financial position and results of operations for the three months ended May 3, 1997. All of such adjustments are of a normal and recurring nature. Because of the seasonal nature of the Company's business, the results of operations for the three months ended May 3, 1997 are not indicative of the results to be expected for the entire year.

Note B
______

Earnings per share data are based on the weighted average number of shares outstanding, including common stock equivalents and other dilutive securities when applicable. The assumed conversion of the convertible subordinated notes was anti-dilutive for each period presented and was therefore not included in the calculation of fully diluted earnings per share data.

Note C
______

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

A lawsuit was commenced against the Company and several other parties on September 19, 1994 in the Superior Court of Stanislaus County, California, on behalf of a former employee, Naomi Snyder, her child, and her husband. The complaint alleges that the former employee and her then-unborn child were exposed to excessive levels of carbon monoxide in one of the Company's stores caused by a propane gas powered floor buffer which was operated by an outside cleaning service, resulting, among other things, in severe and permanent injuries to the child. Plaintiffs' Statement of Damages, filed on or about January 26, 1995, seeks $11 million. On April 10, 1995 the trial court ruled the plaintiff's pleadings did not state a cause of action against the Company upon which relief could be granted. However, the ruling by the trial court was overturned by the Court of Appeals of the State of California, Fifth Appellate District, on September 23, 1996. On or about November 1, 1996 the Company filed its petition for review with the California Supreme Court requesting a review of the appellate decision. Review was granted on December 23, 1996. Should the California Supreme Court sustain the appellate court ruling and remand the case to the trial court, the Company believes it has meritorious defenses to this action and will defend itself vigorously.

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

Note D
______

The FASB has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

General
_______

Certain statements contained in this section which are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, customer demand and trends in the arts and crafts industry, related inventory risks due to shifts in customer demand, the effect of economic conditions, the impact of competitors' locations or pricing, the availability of acceptable real estate locations for new stores, difficulties with respect to new information system technologies, supply constraints or difficulties, and the results of financing efforts.


Results of Operations
_____________________

The following table shows the percentage of net sales that each item in the Consolidated Statements of Operations represents. This table should be read in conjunction with the following discussion and with the Company's financial statements, including the notes:

                                             For the
                                          Quarter Ended
                                        ___________________

                                        May 3,    April 28,
                                         1997       1996
                                        ______    _________

Net sales                               100.0%      100.0%
Cost of sales and occupancy
  expense                                68.5        67.9
Selling, general and
  administrative expense                 28.6        29.5
                                        _____       _____
Operating income                          2.9         2.6

Interest expense                          1.8         1.2
Other income, net                        (0.5)       (0.1)
                                        _____       _____
Income before income taxes                1.6         1.5
Provision for income taxes                0.6         0.6
                                        _____       _____
Net income                                1.0%        0.9%
                                        _____       _____
                                        _____       _____


Three months ended May 3, 1997 compared to the
______________________________________________

  three months ended April 28, 1996
  _________________________________

Net sales in the first quarter of fiscal 1997 increased $19.4 million, or 6%, over the first quarter of fiscal 1996. The results for the first quarter of fiscal 1997 included sales from 7 new Michaels stores (net of 8 closures) that were opened during the twelve month period ended May 3, 1997. During the first quarter, sales of the new stores accounted for an increase of $4.7 million. Same store sales increased 4% in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 which contributed $14.7 million to the net sales increase. The improvement in same store sales performance is due to strong performance in the Company's core categories as a result of updated planograms put into place last summer and improved in-stock positions in top selling and hot items.

Cost of sales and occupancy expense, as a percentage of net sales, for the first quarter of fiscal 1997 increased by 0.6% compared to the first quarter of fiscal 1996. This increase was due to higher occupancy costs and higher distribution costs. The increase in occupancy costs is primarily attributable to rent reserves established for the Company's 1997 store relocation program and rent increases from the 1996 relocation and expansion program. Distribution costs increased due to the Company's investment last year in an upgraded warehouse network and the related systems. As the Company improves its utilization of this increased capacity, return on the investment will yield improved gross margins.

Selling, general and administrative expense, as a percentage of net sales, decreased by 0.9% in the first quarter of fiscal 1997 compared to the first quarter of 1996. The Company saved $4 million in advertising costs versus last year, as well as showed improved expense leverage in nearly all categories of store operating expenses with the exception of depreciation which reflects the impact of its increased investment in the POS system.

Liquidity and Capital Resources
_______________________________

Cash flow from operations of negative $2.7 million was used during the first quarter of fiscal 1997 compared to positive $1.6 million of cash flow from operations generated during the first quarter of fiscal 1996. These results are consistent with the Company's pattern of building inventory and opening and relocating stores early in the fiscal year. Inventories per Michaels store decreased 3% to $793,000 at May 3, 1997 compared to $816,000 last year. The Company's trade payable leverage improved to 31% from 28% last year reflecting the fresher nature of the Company's inventory and the improved utilization of terms through the centralization of payables. Borrowings outstanding under the Company's bank credit agreement ("Credit Agreement"), which expires in June 1999, were $73.5 million at the end of the first quarter of fiscal 1996. There were no borrowings outstanding at May 3, 1997, reflecting net proceeds of $120.9 million received during June 1996 from the issuance of Senior Notes used to reduce the amount of borrowings under the credit facility. The Company is in compliance with all covenants in the Credit Agreement as of May 3, 1997.

The Company opened three Michaels stores and closed seven during the first three months of fiscal 1997. Capital expenditures for the newly opened stores amounted to approximately $400,000. Additional capital expenditures of approximately $5.0 million during the quarter related primarily to the relocation or remodelling of approximately 12 existing stores, and for various systems enhancements. The Company expects capital expenditures during the remainder of fiscal 1997 to total approximately $26 to $32 million, relating primarily to costs for new stores, store relocations and remodeling, merchandising and other information systems and various other projects. In addition, the Company may incur interim construction costs during the remainder of fiscal 1997 of up to $12 million for the relocation in 1998 of one of its distribution centers.

At May 3, 1997, the Company had working capital of $274.5 million compared to $239.8 million at February 1, 1997. The Credit Agreement provides for an unsecured line of credit of up to $100 million. Management believes that the Company's available cash, funds generated by operations and funds available under the Credit Agreement should be sufficient to finance continuing operations and sustain current growth plans. Management believes that the Company can finance an annual store expansion of 12% to 15% (on a square footage basis) from internally generated cash flow.

                           MICHAELS STORES, INC.

                                 FORM 10-Q
                        Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 10.1 - Separation Agreement effective January 21, 1997 between Michaels Stores, Inc. and R. Don Morris.

     Exhibit 10.2 - Michaels Stores, Inc. 1997 Stock Option Plan.

     Exhibit 11 - Computation of Earnings Per Common Share for the Three Months Ended May 3, 1997.

     Exhibit 27 - Financial Data Schedule.

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the period covered by this report.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



MICHAELS STORES, INC.


By:  /s/ Bryan M. DeCordova
    _______________________
    Bryan M. DeCordova
    Executive Vice President-
    Chief Financial Officer
    (Principal Financial Officer)



Dated: June 17, 1997

                               EXHIBIT INDEX

EXHIBIT NUMBER              DESCRIPTION                      PAGE

10.1                  Separation Agreement effective
                      January 21, 1997 between Michaels
                      Stores, Inc. and R. Don Morris.

10.2                  Michaels Stores, Inc. 1997 Stock
                      Option Plan.

11                    Computation of Earnings Per Common
                      Share for the Three Months Ended
                      May 3, 1997.

27                    Financial Data Schedule

                                                               EXHIBIT 11
                           MICHAELS STORES, INC.

                 Computation of Earnings Per Common Share
                      Three Months Ended May 3, 1997
                                (Unaudited)

                                                        Weighted
                                                         Average
                                                       Outstanding
                                                    Equivalent Shares
                                  _______________________________________

                                     Total                       Fully
                                  Outstanding     Primary       Diluted
                                  ___________   __________     __________
Outstanding at beginning
  of year                         23,690,926    23,690,926     23,690,926

Shares issued during
  quarter                          2,342,058     1,538,208      1,538,208
                                                __________     __________

Weighted average common
  shares outstanding                            25,229,134     25,229,134

Net shares to be issued upon
  exercise of dilutive stock
  options after applying treasury
  stock method                                     842,269      1,074,347
                                  __________    __________     __________

Total outstanding common shares   26,032,984    26,071,403     26,303,481
                                  __________    __________     __________
                                  __________    __________     __________

Earnings per common and
  common equivalent share                             $.12           $.12
                                                      ____           ____
                                                      ____           ____

