Form 10-Q
period 1997-08-02
MICHAELS STORES INC
filed 1997-09-16
CIK 740670

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 1997

                              OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               ________    _________

                  Commission File Number 0-11822
                  ______________________________


                      MICHAELS STORES, INC.
      (Exact name of registrant as specified in its charter)

           Delaware                          75-1943604
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)       Identification Number)

           8000 Bent Branch Drive, Irving, Texas  75063
             P.O. Box 619566, DFW, Texas  75261-9566
   (Address of principal executive offices, including zip code)

                          (972) 409-1300
       (Registrant's telephone number, including area code)
                  _____________________________

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

                                         Shares Outstanding as of
         Title                              September 10, 1997
         _____                           ________________________

Common stock, par value $.10 per share           28,467,802

                           MICHAELS STORES, INC.
                                 FORM 10-Q
                      Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                           MICHAELS STORES, INC.
                        CONSOLIDATED BALANCE SHEETS
                     (In thousands except share data)
                                (Unaudited)

                                  ASSETS

                                              August 2,       February 1,
                                                 1997            1997
                                              _________       ___________
Current assets:
  Cash and equivalents                         $ 35,507          $ 59,069
  Merchandise inventories                       420,822           351,208
  Income taxes receivable and
    deferred income taxes                         5,881            15,207
  Prepaid expenses and other                     14,716            12,059
                                               ________          ________
    Total current assets                        476,926           437,543
                                               ________          ________

Property and equipment, at cost                 308,349           294,022
  Less accumulated depreciation                (122,664)         (104,943)
                                               ________          ________
                                                185,685           189,079
                                               ________          ________

Costs in excess of net assets of
  acquired operations, net                      138,762           140,697
Deferred income taxes                            19,247            10,550
Other assets                                      3,272             6,566
                                               ________          ________
                                                161,281           157,813
                                               ________          ________
                                               $823,892          $784,435
                                               ________          ________
                                               ________          ________

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                             $ 97,731          $104,966
  Accrued liabilities and other                  83,533            92,765
                                               ________          ________
    Total current liabilities                   181,264           197,731
                                               ________          ________

Senior notes                                    125,000           125,000
Convertible subordinated notes                   96,940            96,940
Other long-term liabilities                      31,276            31,962
                                               ________          ________
    Total long-term liabilities                 253,216           253,902
                                               ________          ________
                                                434,480           451,633
                                               ________          ________


Commitments and contingencies

Shareholders' equity:
  Common stock, 27,954,811 shares
    outstanding                                   2,795             2,369
  Additional paid-in capital                    327,603           271,405
  Retained earnings                              59,014            59,028
                                               ________          ________
    Total shareholders' equity                  389,412           332,802
                                               ________          ________
                                               $823,892          $784,435
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

                           MICHAELS STORES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share data)
                                (Unaudited)

                                                  Quarter Ended
                                             _________________________

                                             August 2,       July 28,
                                               1997           1996
                                             _________       ________
Net sales                                     $278,038       $260,476

Cost of sales and occupancy expense            190,998        184,574
Selling, general and administrative
  expense                                       85,547         83,981
                                              ________       ________
Operating income (loss)                          1,493         (8,079)

Interest expense                                 5,702          4,824
Other expense and (income), net                    461           (106)
                                              ________       ________
Loss before income taxes                        (4,670)       (12,797)

Income tax benefit                              (1,775)        (4,864)
                                              ________       ________
Net loss                                      $ (2,895)      $ (7,933)
                                              ________       ________
                                              ________       ________

Loss per common share                            $(.11)         $(.34)
                                                 _____          _____
                                                 _____          _____

Weighted average common shares
  outstanding                                   26,299         23,532
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

                           MICHAELS STORES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share data)
                                (Unaudited)


                                                Six Months Ended
                                             ______________________

                                             August 2,     July 28,
                                               1997          1996
                                             _________     ________
Net sales                                    $599,356      $562,351

Cost of sales and occupancy expense           411,126       389,641
Selling, general and administrative
  expense                                     177,431       172,951
                                             ________      ________
Operating income (loss)                        10,799          (241)

Interest expense                               11,444         8,534
Other income, net                              (1,088)         (373)
                                             ________      ________
Income (loss) before income taxes                 443        (8,402)

Provision (benefit) for income taxes              168        (3,194)
                                             ________      ________
Net income (loss)                            $    275      $ (5,208)
                                             ________      ________
                                             ________      ________

Earnings (loss) per common and
  common equivalent share                       $ .01         $(.23)
                                                _____         _____
                                                _____         _____

Weighted average common and common
  equivalent shares outstanding                26,301        22,782
                                               ______        ______
                                               ______        ______



See accompanying notes to consolidated financial statements.

                           MICHAELS STORES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                    Six Months Ended
                                                  _______________________

                                                  August 2,      July 28,
                                                    1997           1996
                                                  _________      ________
Operating activities:
  Net income                                       $    275      $ (5,208)
  Adjustments:
    Depreciation                                     20,178        15,881
    Amortization                                      2,114         2,087
    Other                                               802           362
    Change in assets and liabilities:
      Merchandise inventories                       (69,614)      (52,689)
      Prepaid expenses and other                     (2,657)       (3,247)
      Deferred income taxes and other                 4,897        (3,175)
      Accounts payable                               (7,235)        1,002
      Accrued liabilities and other                  (9,573)       (9,637)
                                                   ________      ________
        Net change in assets and liabilities        (84,182)      (67,746)
                                                   ________      ________

        Net cash used in operating activities       (60,813)      (54,624)
                                                   ________      ________

Investing activities:
  Additions to property and equipment               (15,836)      (16,817)
  Net proceeds from sales of property
    and equipment                                     1,594            -
  Net proceeds from sales of investments              3,386            -
                                                   ________      ________
        Net cash used in investing activities       (10,856)      (16,817)
                                                   ________      ________

Financing activities:
  Net borrowings under bank credit facilities            -        (68,200)
  Payment of other long-term liabilities             (2,065)         (551)
  Proceeds from issuance of senior notes                  -       120,542
  Proceeds from issuance of common stock and other   50,172        25,345
                                                   ________      ________
        Net cash provided by financing activities    48,107        77,136
                                                   ________      ________
Net (decrease) increase in cash and equivalents     (23,562)        5,695
Cash and equivalents at beginning of year            59,069         2,870
                                                   ________      ________
Cash and equivalents at end of period              $ 35,507      $  8,565
                                                   ________      ________
                                                   ________      ________





See accompanying notes to consolidated financial statements.

                           MICHAELS STORES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Three and Six Months Ended August 2, 1997
                                (Unaudited)

Note A
______

The accompanying consolidated financial statements are unaudited (except for the Consolidated Balance Sheet as of February 1, 1997) and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of financial position and results of operations for the three and six months ended August 2, 1997. All of such adjustments are of a normal and recurring nature. Because of the seasonal nature of the Company's business, the results of operations for the three and six months ended August 2, 1997 are not indicative of the results to be expected for the entire year. Certain fiscal 1996 amounts have been reclassified to conform to the fiscal 1997 presentation.

Note B
______

Earnings per share data are based on the weighted average number of shares outstanding, including common stock equivalents and other dilutive securities when applicable. The assumed conversion of the convertible subordinated notes was anti-dilutive for each period presented and was therefore not included in the calculation of fully diluted earnings per share data.


Note C
______

Investing and financing activities not affecting cash during the six months ended August 2, 1997 included additions to property and equipment through capital lease obligations of $3,230,000 related to the acquisition of new computer equipment.

Note D
______

In August 1995, two lawsuits were filed by certain security holders against the Company and certain present and former officers and directors seeking class action status on behalf of purchasers of the Company's Common Stock between February 1, 1995 and August 23, 1995. Among other things, the plaintiffs alleged that misstatements and omissions by defendants relating to projected and historical operating results, inventory and other matters involving future plans resulted in an inflation of the price of the Company's Common Stock during the period between February 1, 1995 and August 23, 1995. The United States District Court for the Northern District of Texas subsequently consolidated those two lawsuits and certified the class. The Company and the other defendants denied any liability and believed they had meritorious defenses to the lawsuit. On September 9, 1997, the Company, together with the other defendants, and the plaintiffs agreed in principal to a settlement with a cash payment of $6.25 million. After giving effect to prior expenditures for costs incurred in defending the lawsuit, substantially all of the settlement amount is expected to be covered by insurance. The settlement is subject to the parties' negotiation of definitive documentation evidencing the settlement and the Court's approval of the fairness of the settlement terms. If the settlement is not documented and approved, the lawsuit will proceed.

A lawsuit was commenced against the Company and several other parties on September 19, 1994 in the Superior Court of Stanislaus County, California, on behalf of a former employee, Naomi Snyder, her child, and her husband. The complaint alleges that the former employee and her then-unborn child were exposed to excessive levels of carbon monoxide in one of the Company's stores caused by a propane gas powered floor buffer which was operated by an outside cleaning service, resulting, among other things, in severe and permanent injuries to the child. Plaintiffs' Statement of Damages, filed on or about January 26, 1995, seeks $11 million. On April 10, 1995 the trial court ruled the plaintiff's pleadings did not state a cause of action against the Company upon which relief could be granted. However, the ruling by the trial court was overturned by the Court of Appeals of the State of California, Fifth Appellate District, on September 23, 1996. The California Supreme Court granted review on December 23, 1996. Oral arguments were held before the Court on September 9, 1997, but a ruling has not yet been issued. Should the California Supreme Court sustain the appellate court ruling and remand the case to the trial court, the Company believes it has meritorious defenses to this action and will defend itself vigorously.

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

Note E
______

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

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

General
_______

Certain statements contained in this section which are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, customer demand and trends in the arts and crafts industry, related inventory risks due to shifts in customer demand, the effect of economic conditions, the impact of competitors' locations or pricing, the availability of acceptable real estate locations for new stores, difficulties with respect to new information system technologies, supply constraints or difficulties, the results of financing efforts, the effect of the Company's accounting policies, and other risks detailed in the Company's Securities and Exchange Commission filings.

Results of Operations
_____________________

The following table shows the percentage of net sales that each item in the Consolidated Statements of Operations represents. This table should be read in conjunction with the following discussion and with the Company's financial statements, including the notes:

                                     For the                 For the
                                   Quarter Ended         Six Months Ended
                                ___________________     __________________

                                August 2,  July 28,     August 2, July 28,
                                  1997       1996         1997      1996
                                _________  ________     _________ ________
Net sales                        100.0%     100.0%       100.0%     100.0%
Cost of sales and occupancy
  expense                         68.7       70.9         68.6       69.3
Selling, general and
  administrative expense          30.8       32.2         29.6       30.7
                                 _____      _____        _____      _____
Operating income (loss)            0.5       (3.1)         1.8       (0.0)

Interest expense                   2.0        1.9          1.9        1.5
Other expense and (income),
  net                              0.2       (0.1)        (0.2)      (0.0)
                                 _____      _____        _____      _____
(Loss) income before
  income taxes                    (1.7)      (4.9)         0.1       (1.5)

(Benefit) provision for
  income taxes                    (0.7)      (1.9)         0.0       (0.6)
                                 _____      _____        _____      _____
Net (loss) income                 (1.0)%     (3.0)%        0.1%      (0.9)%
                                 _____      _____        _____      _____
                                 _____      _____        _____      _____


Three months ended August 2, 1997 compared to the
_________________________________________________

  three months ended July 28, 1996
  ________________________________

Net sales in the second quarter of fiscal 1997 increased $17.6 million, or 7%, over the second quarter of fiscal 1996. The results for the second quarter of fiscal 1997 included sales from 9 new Michaels stores that were opened during the twelve month period ended August 2, 1997. During the second quarter, sales of the new stores (net of 9 closures) accounted for an increase of $3.1 million. Same-store sales increased 6% in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996, which contributed $14.5 million to the net sales increase. The improvement in same-store sales performance is due to strong performance in the Company's core categories of general crafts, framing, art and floral, which management believes is the result of updated planograms put into place during the summer in 1996 and improved in-stock positions in top selling and hot items.

Cost of sales and occupancy expense, as a percentage of net sales, for the second quarter of fiscal 1997 decreased by 2.2% compared to the second quarter of fiscal 1996. This decrease was principally due to improved gross margins which management attributes to decreasing the dependency on advertising to fuel sales growth. The decrease was partially offset by higher distribution costs, which increased due to the Company's investment last year in an upgraded warehouse network and related systems. As the Company improves its utilization of the upgraded warehouse network, the return on this investment should yield improved gross margins.

Selling, general and administrative expense, as a percentage of net sales, decreased by 1.4% in the second quarter of fiscal 1997 compared to the second quarter of 1996. The Company saved $2.9 million in advertising costs versus last year, and showed improved expense leverage in store labor and nearly all other categories of store operating expenses with the exception of depreciation, which reflects the impact of its increased investment in the POS system.

Six months ended August 2, 1997 compared to the
_______________________________________________

  six months ended July 28, 1996
  ______________________________

Net sales in the first six months of fiscal 1997 increased $37.0 million, or 7%, over the first six months of fiscal 1996. The results for the first six months of fiscal 1997 included sales from 9 new Michaels stores that were opened during the twelve month period ended August 2, 1997. During the first six months, sales of the new stores (net of 9 closures) accounted for an increase of $7.8 million. Same-store sales increased 5% in the first six months of fiscal 1997 compared to the first six months of fiscal 1996, which contributed $29.2 million to the net sales increase. The improvement in same-store sales performance is due to strong performance in the Company's core categories of general crafts, framing, art and floral, which management believes is the result of updated planograms put into place during the summer in 1996 and improved in-stock positions in top selling and hot items.

Cost of sales and occupancy expense, as a percentage of net sales, for the first six months of fiscal 1997 decreased by 0.7% compared to the first six months of fiscal 1996. This decrease was principally due to improved gross margins which management attributes to decreasing the dependency on advertising to fuel sales growth. The decrease was partially offset by higher occupancy costs and higher distribution costs. The increase in occupancy costs is primarily attributable to rent reserves established for the Company's 1997 store relocation program and rent increases incurred in connection with the 1996 relocation and expansion program. Distribution costs increased due to the Company's investment last year in an upgraded warehouse network and related systems.

Selling, general and administrative expense, as a percentage of net sales, decreased by 1.1% in the first six months of fiscal 1997 compared to the first six months of fiscal 1996. The Company saved $6.9 million in advertising costs versus last year, and showed improved expense leverage in store labor and nearly all other categories of store operating expenses with the exception of depreciation, which reflects the impact of its increased investment in the POS system.

Liquidity and Capital Resources
_______________________________

Cash flow from operations of negative $60.8 million was generated during the first six months of fiscal 1997 compared to negative $54.6 million of cash flow from operations generated during the first six months of fiscal 1996. These results are consistent with the Company's pattern of building inventory and opening and relocating stores early in the fiscal year. Inventories per Michaels store remained basically constant at $904,000 at August 2, 1997 compared to $902,000 last year. Borrowings outstanding under the Company's bank credit agreement ("Credit Agreement"), which expires in June 1999, were $19.0 million at the end of the second quarter of fiscal 1996 and there were no borrowings outstanding at August 2, 1997.

The Company opened four Michaels stores and closed eight during the first six months of fiscal 1997. Capital expenditures for the newly opened stores amounted to approximately $1.5 million. Additional capital expenditures of approximately $14.3 million during the first six months related primarily to the relocation or remodeling of approximately 30 existing stores, and for various systems enhancements. The Company expects capital expenditures during the remainder of fiscal 1997 to total approximately $18 to $20 million, relating primarily to costs for new stores, store relocations and remodeling, merchandising and other information systems and various other projects. In addition, the Company may incur interim construction costs during the remainder of fiscal 1997 of up to $12 million for the relocation in 1998 of one of its distribution centers.

At August 2, 1997, the Company had working capital of $295.7 million compared to $239.8 million at February 1, 1997. The Credit Agreement provides for an unsecured line of credit of up to $100 million. Management believes that the Company's available cash, funds generated by operations and funds available under the Credit Agreement should be sufficient to finance continuing operations and sustain current growth plans. Management believes that the Company can finance an annual store expansion of 12% to 15% (on a square footage basis) from internally generated cash flow.

                           MICHAELS STORES, INC.

                                 FORM 10-Q
                        Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

     For a description of legal proceedings, see Note D to "Notes to Consolidated Financial Statements," which description is incorporated herein by this reference.

Item 4.  Submission of matters to a vote of Security Holders.

     The 1997 annual meeting of shareholders of the Company was held on June 6, 1997. The following items of business were presented to the shareholders:

                           Election of Directors
                           _____________________

     The three directors were elected as proposed in the Proxy Statement dated April 30, 1997 under the caption titled "Election of Directors" as follows:

                                                    Total Vote
                             Total Vote for        Withheld From
                Name         Each Director         Each Director
                ____         ______________        _____________
              Sam Wyly         22,220,485            1,385,265

         Michael C. French     22,218,925            1,386,825

       Donald R. Miller, Jr.   22,218,725            1,387,025

            Approval of the 1997 Employees Stock Purchase Plan
            __________________________________________________

     The 1997 Employees Stock Purchase Plan as proposed in the Proxy Statement dated April 30, 1997 under the caption titled "Approval of the 1997 Employees Stock Purchase Plan" was approved (For-17,910,992; Against-1,301,374; Abstain-471,046; Broker Non-Vote 3,922,338).

                  Approval of the 1997 Stock Option Plan
                  ______________________________________

     The 1997 Stock Option Plan as proposed in the Proxy Statement dated April 30, 1997 under the caption titled "Approval of the 1997 Stock Option Plan" was approved (For-10,374,842; Against-7,243,530; Abstain-2,313,865; Broker Non-Vote 3,673,513).

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 11 - Computation of Earnings Per Common Share for the Six Months Ended August 2, 1997.

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



MICHAELS STORES, INC.


By:  /s/ Bryan M. DeCordova
    _______________________

    Bryan M. DeCordova
    Executive Vice President -
    Chief Financial Officer
    (Principal Financial Officer)



Dated: September 16, 1997

                               EXHIBIT INDEX

EXHIBIT NUMBER              DESCRIPTION                      PAGE

11                    Computation of Earnings Per Common
                      Share for the Six Months Ended
                      August 2, 1997.

27                    Financial Data Schedule

                                                               EXHIBIT 11
                           MICHAELS STORES, INC.

                 Computation of Earnings Per Common Share
                      Six Months Ended August 2, 1997
                                (Unaudited)

                                                        Weighted
                                                         Average
                                                       Outstanding
                                                    Equivalent Shares
                                                  _____________________

                                     Total                       Fully
                                  Outstanding     Primary       Diluted
                                  ___________   __________     __________
Outstanding at beginning
  of year                          23,690,926   23,690,926     23,690,926

Shares issued during
  period                            4,263,885    2,073,080      2,073,080
                                                __________     __________

Weighted average common
  shares outstanding                            25,764,006     25,764,006

Net shares to be issued upon
  exercise of dilutive stock
  options after applying treasury
  stock method                                     421,135        537,174
                                   __________   __________     __________
Total outstanding common shares    27,954,811   26,185,141     26,301,180
                                   __________   __________     __________
                                   __________   __________     __________

Earnings per common and
  common equivalent share                             $.01           $.01
                                                      ____           ____
                                                      ____           ____
