Form 10-Q
period 1997-11-01
MICHAELS STORES INC
filed 1997-12-16
CIK 740670

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 1997

                              OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               ________    ________

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

                          (972) 409-1300
       (Registrant's telephone number, including area code)
                 ______________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    Yes X   No
                            ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                         Shares Outstanding as of
         Title                              December 10, 1997
         _____                           ________________________

Common stock, par value $.10 per share           28,872,120

                           MICHAELS STORES, INC.
                               FORM 10-Q
                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           MICHAELS STORES, INC.
                        CONSOLIDATED BALANCE SHEETS
                      (In thousands except share data)
                               (unaudited)

                                  ASSETS

                                              November 1,      February 1,
                                                 1997            1997
                                              ___________      ___________
Current assets:
  Cash and equivalents                          $ 48,089         $ 59,069
  Merchandise inventories                        489,755          351,208
  Income taxes receivable and
    deferred income taxes                          6,178           15,207
  Prepaid expenses and other                      17,528           12,059
                                                ________         ________
    Total current assets                         561,550          437,543
                                                ________         ________

Property and equipment, at cost                  319,416          294,022
  Less accumulated depreciation                 (132,346)        (104,943)
                                                ________         ________
                                                 187,070          189,079
                                                ________         ________

Costs in excess of net assets of
  acquired operations, net                       137,795          140,697
Deferred income taxes                             19,141           10,550
Other assets                                       3,320            6,566
                                                ________         ________
                                                 160,256          157,813
                                                ________         ________
                                                $908,876         $784,435
                                                ________         ________
                                                ________         ________


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $154,288         $104,966
  Accrued liabilities and other                   94,659           92,765
                                                ________         ________
    Total current liabilities                    248,947          197,731
                                                ________         ________

Senior notes                                     125,000          125,000
Convertible subordinated notes                    96,940           96,940
Other long-term liabilities                       29,510           31,962
                                                ________         ________
    Total long-term liabilities                  251,450          253,902
                                                ________         ________
                                                 500,397          451,633
                                                ________         ________


Commitments and contingencies

Shareholders' equity:
  Common stock, 28,746,454 shares
    outstanding                                    2,875            2,369
  Additional paid-in capital                     342,452          271,405
  Retained earnings                               63,152           59,028
                                                ________         ________
    Total shareholders' equity                   408,479          332,802
                                                ________         ________
                                                $908,876         $784,435
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

                           MICHAELS STORES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share data)
                                (Unaudited)

                                                  Quarter Ended
                                            __________________________
                                            November 1,    October 27,
                                               1997           1996
                                            ___________    ___________
Net sales                                     $350,070       $322,221

Cost of sales and occupancy expense            237,528        259,928
Selling, general and administrative
  expense                                       99,599         99,912
                                              ________      _________
Operating income (loss)                         12,943        (37,619)

Interest expense                                 5,936          6,502
Other (income) and expense, net                   (126)             1
                                              ________      _________
Income (loss) before income taxes                7,133        (44,122)

Provision (benefit) for income taxes             2,711         (9,892)
                                              ________       ________
Net income (loss)                             $  4,422       $(34,230)
                                              ________       ________
                                              ________       ________

Earnings (loss) per common and
  common equivalent share                       $  .15         $(1.45)
                                                ______         ______
                                                ______         ______

Weighted average common and common
  equivalent shares outstanding                 30,285         23,553
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

                           MICHAELS STORES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share data)
                                (Unaudited)

                                               Nine Months Ended
                                           ___________________________
                                           November 1,     October 27,
                                              1997            1996
                                           ___________     ___________
Net sales                                    $949,426        $884,572

Cost of sales and occupancy expense           648,654         649,569
Selling, general and administrative
  expense                                     277,030         272,863
                                             ________        ________
Operating income (loss)                        23,742         (37,860)

Interest expense                               17,380          15,036
Other income, net                              (1,214)           (372)
                                             ________        ________
Income (loss) before income taxes               7,576         (52,524)

Provision (benefit) for income taxes            2,879         (13,086)
                                             ________        ________
Net income (loss)                            $  4,697        $(39,438)
                                             ________        ________
                                             ________        ________

Earnings (loss) per common and
  common equivalent share                      $  .17          $(1.71)
                                               ______          ______
                                               ______          ______

Weighted average common and common
  equivalent shares outstanding                28,072          23,039
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

                           MICHAELS STORES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                     Nine Months Ended
                                                  ________________________
                                                  November 1,  October 27,
                                                     1997          1996
                                                  ___________  ___________
Operating activities:
  Net income (loss)                                $  4,697      $(39,438)

  Adjustments:
    Depreciation                                     30,663        27,173
    Amortization                                      3,173         3,143
    Other                                             1,402           676
    Change in assets and liabilities:
      Merchandise inventories                      (138,547)     (104,981)
      Prepaid expenses and other                     (5,469)       (3,450)
      Deferred income taxes and other                 6,327       (14,224)
      Accounts payable                               49,322        54,958
      Accrued liabilities and other                   1,120         1,249
                                                   ________      ________
        Net change in assets and liabilities        (87,247)      (66,448)
                                                   ________      ________

        Net cash used in operating activities       (47,312)      (74,894)
                                                   ________      ________

Investing activities:
  Additions to property and equipment               (27,380)      (23,823)
  Net proceeds from sales of property
    and equipment                                     1,623            -
  Net proceeds from sales of investments              3,386         1,122
                                                   ________      ________
        Net cash used in investing activities       (22,371)      (22,701)
                                                   ________      ________

Financing activities:
  Net repayments under bank credit facilities            -        (47,600)
  Payment of other long-term liabilities             (3,331)         (938)
  Proceeds from issuance of senior notes                 -        120,542
  Proceeds from issuance of common stock and other   62,034        25,356
                                                   ________      ________
        Net cash provided by financing activities    58,703        97,360
                                                   ________      ________
Net decrease in cash and equivalents                (10,980)         (235)
Cash and equivalents at beginning of year            59,069         2,870
                                                   ________      ________
Cash and equivalents at end of period              $ 48,089      $  2,635
                                                   ________      ________
                                                   ________      ________


See accompanying notes to consolidated financial statements.

                           MICHAELS STORES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the Three and Nine Months Ended November 1, 1997
                                (Unaudited)

Note A
______

The accompanying consolidated financial statements are unaudited (except for the Consolidated Balance Sheet as of February 1, 1997) and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of financial position and results of operations for the three and nine months ended November 1, 1997. All of such adjustments are of a normal and recurring nature. Because of the seasonal nature of the Company's business, the results of operations for the three and nine months ended November 1, 1997 are not indicative of the results to be expected for the entire year. Certain fiscal 1996 amounts have been reclassified to conform to the fiscal 1997 presentation.

Note B
______

Earnings per share data are based on the weighted average number of shares outstanding, including common stock equivalents and other dilutive securities when applicable. The assumed conversion of the convertible subordinated notes was anti-dilutive for each period presented and was therefore not included in the calculation of fully diluted earnings per share data.


Note C
______

Investing and financing activities not affecting cash during the nine months ended November 1, 1997 included additions to property and equipment through capital lease obligations of $3,292,000 related to the acquisition of new computer equipment.

Note D
______

In August 1995, two lawsuits were filed by certain security holders against the Company and certain present and former officers and directors seeking class action status on behalf of purchasers of the Company's Common Stock between February 1, 1995 and August 23, 1995. Among other things, the plaintiffs alleged that misstatements and omissions by defendants relating to projected and historical operating results, inventory and other matters involving future plans resulted in an inflation of the price of the Company's Common Stock during the period between February 1, 1995 and August 23, 1995. The United States District Court for the Northern District of Texas subsequently consolidated those two lawsuits and certified the class. The Company and the other defendants denied any liability and believed they had meritorious defenses to the lawsuit. On September 9, 1997, the Company, together with the other defendants, and the plaintiffs agreed in principal to a settlement with a cash payment of $6.25 million. After giving effect to prior expenditures for costs incurred in defending the lawsuit, substantially all of the settlement amount is expected to be covered by insurance. The settlement is subject to the Court's approval of the fairness of the settlement terms. The Court has scheduled a hearing on December 22, 1997 to consider the fairness of the settlement. If the settlement is not approved, the lawsuit will proceed.

A lawsuit was commenced against the Company and several other parties on September 19, 1994 in the Superior Court of Stanislaus County, California, on behalf of a former employee, Naomi Snyder, her child, and her husband. The complaint alleges that the former employee and her then-unborn child were exposed to excessive levels of carbon monoxide in one of the Company's stores caused by a propane gas powered floor buffer which was operated by an outside cleaning service, resulting, among other things, in severe and permanent injuries to the child. Plaintiffs' Statement of Damages, filed on or about January 26, 1995, seeks $11 million. On April 10, 1995 the trial court ruled the plaintiff's pleadings did not state a cause of action against the Company upon which relief could be granted. However, the ruling by the trial court was overturned by the Court of Appeals of the State of California, Fifth Appellate District, on September 23, 1996. On October 30, 1997, the California Supreme Court sustained the appellate court ruling and remanded the case to the trial court. The Company believes it has meritorious defenses to this action and will defend itself vigorously.

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

Results of Operations
_____________________

The following table shows the percentage of net sales that each item in the Consolidated Statements of Operations represents. This table should be read in conjunction with the following discussion and with the Company's financial statements, including the notes:

                                    For the               For the
                                Quarter Ended          Nine Months Ended
                            _______________________ _______________________
                            November 1, October 27, November 1, October 27,
                              1997        1996         1997        1996
                            ___________ ___________ ___________ ___________
Net sales                     100.0%     100.0%        100.0%     100.0%
Cost of sales and occupancy
  expense                      67.9       80.7          68.3       73.4
Selling, general and
  administrative expense       28.4       31.0          29.2       30.9
                              _____      _____         _____     ______

Operating income (loss)         3.7      (11.7)          2.5       (4.3)

Interest expense                1.7        2.0           1.8        1.7
Other income, net               0.0        0.0          (0.1)      (0.1)
                              _____      _____         _____     ______
Income (loss) before
  income taxes                  2.0      (13.7)          0.8       (5.9)
Provision (benefit) for
  income taxes                  0.7       (3.1)          0.3       (1.4)
                              _____      _____         _____     ______
Net income (loss)               1.3%     (10.6)%         0.5%      (4.5)%
                              _____      _____         _____     ______
                              _____      _____         _____     ______


Three months ended November 1, 1997 compared to the
___________________________________________________

  three months ended October 27, 1996
  ___________________________________

Net sales in the third quarter of fiscal 1997 increased $27.9 million, or 9%, over the third quarter of fiscal 1996. The results for the third quarter of fiscal 1997 included sales from 10 new Michaels stores that were opened during the twelve month period ended November 1, 1997. During the third quarter, sales at the new stores (net of 9 closures) accounted for an increase of $3.5 million. Same-store sales increased 9% in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996, which contributed $24.4 million to the net sales increase. The improvement in same-store sales performance is due to strong performance in the Company's core categories of general crafts, framing, art and floral, which management believes is the result of obtaining improved information from the new point-of-sale (POS) item sales history database. Utilizing a "could-have-sold" process, the Company planned the current year's order quantities by analyzing the prior year's POS item sales history and item out-of-stock positions. In addition, the Company held grand re-openings during the third quarter in seven major markets in which the majority of the completed store relocations and remodels were located.

Cost of sales and occupancy expense, as a percentage of net sales, for the third quarter of fiscal 1997 decreased by 12.8% compared to the third quarter of fiscal 1996. This decrease was primarily due to the $47.7 million of unusual costs and expenses recorded in the third quarter of fiscal 1996 to cover losses on an extended sidewalk sale starting on Labor Day, markdowns on discontinued home decor and other merchandise, and reserves for the closure of four unproductive stores and the write-down of leasehold improvements in three others. Adjusting for the 1996 unusual items, cost of sales and occupancy expense for the third quarter of fiscal 1997 was unchanged from the prior year at 67.9%. An improved leveraging of fixed occupancy costs and improved gross margins, which management attributes to decreasing the dependency on advertising to fuel sales growth and fewer seasonal clearance markdowns, was offset by higher distribution costs, which increased due to the Company's increased utilization of the upgraded warehouse network.

Selling, general and administrative expense, as a percentage of net sales, decreased by 2.6% in the third quarter of fiscal 1997 compared to the third quarter of 1996. This decrease included $3.1 million of unusual costs and expenses related primarily to an extended sidewalk sale starting on Labor Day recorded in the third quarter of fiscal 1996. In addition, the Company saved $1.5 million in advertising costs versus last year, and showed improved expense leverage in store labor and all other categories of store operating expenses.

Nine months ended November 1, 1997 compared to the
__________________________________________________

  nine months ended October 27, 1996
  __________________________________

Net sales in the first nine months of fiscal 1997 increased $64.9 million, or 7%, over the first nine months of fiscal 1996. The results for the first nine months of fiscal 1997 included sales from 10 new Michaels stores that were opened during the twelve month period ended November 1, 1997. During the first nine months, sales at the new stores (net of 9 closures) accounted for an increase of $11.3 million. Same-store sales increased 6% in the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996, which contributed $53.6 million to the net sales increase. The improvement in same-store sales performance is due to strong performance in the Company's core categories of general crafts, framing, art and floral, which management believes is the result of updated planograms put into place during the summer in 1996 and obtaining improved information from the new POS item sales history database. The POS item information and "could-have-sold" ordering process has provided for improved in-stock positions in top selling and hot items.

Cost of sales and occupancy expense, as a percentage of net sales, for the first nine months of fiscal 1997 decreased by 5.1% compared to the first nine months of fiscal 1996. The first nine months of fiscal 1996 included $47.7 million of unusual costs and expenses recorded in the third quarter of fiscal 1996 to cover losses on an extended sidewalk sale starting on Labor Day, markdowns on discontinued home decor and other merchandise, and reserves for the closure of four unproductive stores and the write-down of leasehold improvements in three others. Adjusting for the 1996 unusual items, cost of sales and occupancy expense for the first nine months of fiscal 1997 decreased by 0.5% compared to the first nine months of fiscal 1996. This decrease was principally due to improved gross margins which management attributes to decreasing the dependency on advertising to fuel sales growth and fewer seasonal clearance markdowns in the third quarter of fiscal 1997. The decrease was partially offset by higher distribution costs, which increased due to the Company's increased utilization of the upgraded warehouse network.

Selling, general and administrative expense, as a percentage of net sales, decreased by 1.7% in the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996. This decrease included $3.1 million of unusual costs and expenses related primarily to an extended sidewalk sale starting on Labor Day recorded in the third quarter of fiscal 1996. In addition, the Company saved $8.4 million in advertising costs versus last year, and showed improved expense leverage in store labor and nearly all other categories of store operating expenses with the exception of depreciation, which reflects the impact of its increased investment in the POS system.

Liquidity and Capital Resources
_______________________________

Cash flow from operations of negative $47.3 million was generated during the first nine months of fiscal 1997 compared to negative $74.9 million of cash flow from operations generated during the first nine months of fiscal 1996. These results are consistent with the Company's pattern of building inventory and opening and relocating stores early in the fiscal year. Inventories per Michaels store increased 4% to $1,047,000 at November 1, 1997 compared to $1,009,000 last year reflecting higher levels of basic stock merchandise purchased to improve the Company's in-stock position. Borrowings outstanding under the Company's bank credit agreement ("Credit Agreement"), which expires in June 1999, were $39.6 million at the end of the third quarter of fiscal 1996 and there were no borrowings outstanding at November 1, 1997.

The Company opened nine Michaels stores and closed eight during the first nine months of fiscal 1997. Capital expenditures for the newly opened stores amounted to approximately $2.3 million. Additional capital expenditures of approximately $25.1 million during the first nine months related primarily to the relocation or remodeling of approximately 37 existing stores, and for interim construction costs for the relocation in 1998 of one of its distribution centers and various systems enhancements. The Company expects capital expenditures during the remainder of fiscal 1997 to total approximately $12 to $14 million, relating primarily to costs for new stores, store relocations and remodeling, merchandising and other information systems and various other projects. In addition, the Company may incur interim construction costs and additional equipment costs during the remainder of fiscal 1997 and in fiscal 1998 of an additional $21 million for the relocation in 1998 of one of its distribution centers. The Company is presently negotiating a sale/leaseback transaction with respect to this distribution facility to be effected when the facility is completed.
However, no definitive agreement has been reached.

At November 1, 1997, the Company had working capital of $312.6 million compared to $239.8 million at February 1, 1997. The Credit Agreement provides for an unsecured line of credit of up to $100 million. Management believes that the Company's available cash, funds generated by operations and funds available under the Credit Agreement should be sufficient to finance continuing operations and sustain current growth plans. Management believes that the Company can finance an annual store expansion of 12% to 15% (on a square footage basis) from internally generated cash flow.

                           MICHAELS STORES, INC.
                                 FORM 10-Q
                        Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

     For a description of legal proceedings, see Note D to "Notes to Consolidated Financial Statements," which description is incorporated herein by this reference.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 11.1 - Computation of Earnings Per Common Share for the Three Months Ended November 1, 1997.

     Exhibit 11.2 - Computation of Earnings Per Common Share for the Nine Months Ended November 1, 1997.

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



MICHAELS STORES, INC.


By:  /s/ Bryan M. DeCordova
    _______________________
    Bryan M. DeCordova
    Executive Vice President and
    Chief Financial Officer
    (Principal Financial Officer)



Dated: December 16, 1997

                               EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION                          PAGE

11.1                  Computation of Earnings Per Common
                      Share for the Three Months Ended
                      November 1, 1997.

11.2                  Computation of Earnings Per Common
                      Share for the Nine Months Ended
                      November 1, 1997.


27                    Financial Data Schedule

                                                               EXHIBIT 11.1
                           MICHAELS STORES, INC.

                 Computation of Earnings Per Common Share
                    Three Months Ended November 1, 1997
                                (Unaudited)

                                                        Weighted
                                                        Average
                                                       Outstanding
                                                    Equivalent Shares
                                                  _____________________
                                     Total                       Fully
                                  Outstanding    Primary        Diluted
                                  ___________   __________     __________
Outstanding at beginning
  of quarter                       27,954,811   27,954,811     27,954,811

Shares issued during
  period                              791,643      468,602        468,602
                                                __________     __________

Weighted average common
  shares outstanding                            28,423,413     28,423,413

Net shares to be issued upon
  exercise of dilutive stock
  options after applying treasury
  stock method                                   1,727,743      1,861,836
                                   __________   __________     __________
Total outstanding common shares    28,746,454   30,151,156     30,285,249
                                   __________   __________     __________
                                   __________   __________     __________
Earnings per common and
  common equivalent share                             $.15           $.15
                                                      ____           ____
                                                      ____           ____

                                                               EXHIBIT 11.2
                           MICHAELS STORES, INC.

                 Computation of Earnings Per Common Share
                    Nine Months Ended November 1, 1997
                                (Unaudited)

                                                        Weighted
                                                         Average
                                                       Outstanding
                                                    Equivalent Shares
                                                  _______________________
                                     Total                      Fully
                                  Outstanding    Primary       Diluted
                                                __________     __________
Outstanding at beginning
  of year                          23,690,926   23,690,926     23,690,926

Shares issued during
  period                            5,055,528    2,959,604      2,959,604
                                                __________     __________
Weighted average common
  shares outstanding                            26,650,530     26,650,530

Net shares to be issued upon
  exercise of dilutive stock
  options after applying treasury
  stock method                                   1,281,834      1,421,770
                                   __________   __________     __________
Total outstanding common shares    28,746,454   27,932,364     28,072,300
                                   __________   __________     __________
                                   __________   __________     __________

Earnings per common and
  common equivalent share                             $.17           $.17
                                                      ____           ____
                                                      ____           ____