Form 10-K405
period 1998-01-31
MICHAELS STORES INC
filed 1998-05-01
CIK 740670

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


(MARK ONE)

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-    ACT OF 1934 (NO FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from           to

                        Commission file number 0-11822

                          -------------------------

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

                          -------------------------


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K (229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     AS OF APRIL 15, 1998, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $983,169,565 BASED ON THE CLOSING PRICE OF THE REGISTRANT'S COMMON STOCK ON SUCH DATE, $35.00, AS REPORTED ON THE NASDAQ STOCK MARKET.

     AS OF APRIL 15, 1998, 29,550,386 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                    None

                                    PART I

ITEM 1.   BUSINESS.

GENERAL

          UNLESS OTHERWISE NOTED, ALL NUMBERS CONTAINED IN THIS DOCUMENT ARE AS OF JANUARY 31, 1998.

          With approximately $1.5 billion in sales, Michaels Stores, Inc. (the "Company") is the nation's largest and only national retailer dedicated to serving the arts, crafts and decorative items marketplace. The Company's Michaels stores offer a wide selection of competitively priced items, including general crafts, home decor items, picture framing materials and services, art and hobby supplies, party supplies, silk and dried flowers, wearable art, and seasonal and holiday merchandise for the hobbyist and do-it-yourself home decorator. The Company's primary customers are women with above average median household incomes. The average sale in the Company's Michaels stores has increased annually from approximately $12.00 in fiscal 1991 to $16.31 in fiscal 1997.

          In March 1995, the Company acquired Aaron Brothers, Inc. ("Aaron Brothers"), a chain of specialty framing and art supply stores operating primarily on the West Coast. The Company's Aaron Brothers stores offer professional custom framing services, photo frames, a full line of ready-made frames, and a wide selection of art supplies. During fiscal 1997, Aaron Brothers generated sales of $74.9 million. The average sale in the Company's Aaron Brothers stores has increased annually since the acquisition from approximately $23.94 in fiscal 1995 to approximately $29.50 in fiscal 1997.

          The Company operates 452 Michaels stores and 74 Aaron Brothers stores in 45 states, Canada and Puerto Rico. The Company's Michaels stores average approximately 16,500 square feet of selling space and offer an assortment of approximately 40,000 stock keeping units ("SKUs") in a typical store during the course of a year (including seasonal product), of which approximately 36,000 SKUs are offered at all times. The Company's Aaron Brothers stores average approximately 6,400 square feet of selling space and offer an assortment of approximately 6,000 SKUs. For fiscal 1997, the average sales of the Company's Michaels and Aaron Brothers stores open for the full fiscal year were $3.1 million and $1.1 million, respectively.

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

          - Party needs, including paper party goods, balloons, candy, gift wrap, candy making and cake decorating supplies;

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

          - Ribbon and wedding accessories, including satins, laces, florals and other styles sold both in bolts and by the yard;

          - Wearable art, including adult's and children's garments, fabric paints, embellishments, jewels and sequins, transfers and appliques.

          In addition to the basic categories described above, the Michaels stores regularly feature seasonal merchandise which complements the Company's core merchandising strategy. Seasonal merchandise is ordered for several holiday periods, including Valentine's Day, Easter, Mother's Day, Halloween and Thanksgiving, in addition to the Christmas season. For example, seasonal merchandise for the Christmas season includes trees, wreaths, candles, lights and ornaments.

          During the Christmas selling season, a significant portion of floor and shelf space in a typical Michaels store is devoted to Christmas crafts, Christmas decorating and gift making merchandise. Because of the project-oriented nature of these products, the peak Christmas selling season extends from October through December. Accordingly, a fully developed seasonal merchandising program, including inventory, merchandise layout and instructional ideas, is implemented in each Michaels store beginning in July of each year. This program requires additional inventory accumulation so that each store is fully stocked during the peak season. Sales of all merchandise typically increase during the Christmas selling season because of increased customer traffic.

          The following table shows Michaels' sales by department as a percent of total sales for fiscal 1997, 1996 and 1995:

                                                       PERCENT OF SALES
                                               --------------------------------
DEPARTMENT                                        1997       1996       1995
----------                                     ---------- ---------- ----------
Hobby, party, needlecraft and ribbon  . . . .     20%        20%        19%

Picture framing . . . . . . . . . . . . . . .     18         17         16

Silk and dried flowers and plants . . . . . .     17         19         22

General craft materials and wearable art  . .     16         15         17

Seasonal and home decor . . . . . . . . . . .     15         17         15

Fine art materials  . . . . . . . . . . . . .     14         12         11


  Total . . . . . . . . . . . . . . . . . . .    100%       100%       100%
                                                 ---        ---        ---
                                                 ---        ---        ---

          The Michaels merchandising strategy is developed centrally and implemented at the store level through the use of "planograms" which provide store managers with detailed descriptions and illustrations with respect to store layout and merchandise presentation. Planograms are also used to cluster various products which can be combined to create individual projects.

          Aaron Brothers stores offer professional custom framing services, photo frames, a full line of ready-made frames, and a wide selection of art supplies. The Company's merchandising strategy for its Aaron Brothers stores is to provide competitively priced custom framing services and selection, with a five business day delivery guarantee. In addition, Aaron Brothers strives to provide a fashion forward merchandise selection in an appealing environment with superior customer service.

          CUSTOMER SERVICE

          The Company believes that customer service is critically important to its merchandising strategy. Many of the craft supplies sold in Michaels stores can be assembled into unique end-products with an appropriate amount of guidance and direction. Accordingly, Michaels has displays in every store in an effort to stimulate new project ideas, and supplies project sheets with detailed instructions on how to assemble the product. In addition, many Michaels sales associates are craft enthusiasts who are able to help customers with ideas and instructions. The Company periodically offers demonstrations and inexpensive classes in its stores as a means of promoting new craft ideas and expanding its customer base.

          ADVERTISING

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

          PURCHASING AND DISTRIBUTION

          The Company's purchasing strategy is to negotiate centrally with its vendors in order to take advantage of volume purchasing discounts and improve control over product mix and inventory. In excess of 95% of the merchandise acquired by the stores is from vendors on the Company's "approved list." Approximately 45% of Michaels store stock is shipped directly from the Michaels distribution centers, with the remaining 55% being shipped directly from vendors. District managers are responsible for monitoring store purchases to further manage the stores' merchandise needs. In 1997, the Company's top ten vendors accounted for approximately 17% of total purchases, with no single vendor accounting for more than 4% of total purchases.

          The Company believes that its distribution capabilities will allow it to maintain a high in-stock position in its stores while balancing its overall inventory position. The Company believes its distribution network is a competitive advantage and it intends to increase the flow of goods through its distribution centers and thereby reduce its supply chain costs and more effectively manage its investment in inventories. The Company currently operates four distribution centers which supply the Michaels stores with certain merchandise, including substantially all seasonal and promotional items. The Company's distribution centers are located in Texas, California, Kentucky and Florida. The Company's California distribution center will be
relocated in 1998.   Michaels stores receive deliveries from the distribution
centers generally once a week through an internal distribution network using contract carriers.

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

          Aaron Brothers purchases all of its merchandise centrally. Aaron Brothers operates a distribution center located in the City of Commerce, California that currently serves all of its stores. Approximately 54% of their store stock is shipped directly from the Aaron Brothers distribution center, with the remaining 46% being shipped directly from vendors. Aaron Brothers systematically replenishes each of its stores automatically on a weekly basis.

          INVENTORY MANAGEMENT

          The Company's primary objectives for inventory management are maximizing the efficiency of the flow of product to the stores, improving store in-stock position, improving store labor efficiency, and optimizing overall investment in inventory. The Company manages its inventory in several ways, including: weekly tracking of inventory status; the use of planograms to control the merchandise assortment and to assist in the reorder process for each SKU; and the review of item-level sales information in order to track the sell-through of seasonal and promotional items and to plan its assortments. The data that the Company is obtaining from its point-of-sale ("POS") system is an integral component in the inventory management process. In addition, inventories are verified through physical counts conducted throughout the year and a complete physical count in all stores as close as practicable to year end.

STORE OPERATIONS

          The Company's 452 Michaels stores average approximately 16,500 square feet of selling space. The Company's 74 Aaron Brothers stores average approximately 6,400 square feet of selling space. Net sales for fiscal 1997 averaged approximately $3.1 million per store for Michaels stores open the entire fiscal year and $185 per square foot of selling space, and averaged approximately $1.1 million per store for Aaron Brothers stores open the entire fiscal year and $163 per square foot of selling space. Store sites are selected based upon meeting certain economic, demographic and traffic criteria or for clustering stores in markets where certain operating efficiencies can be achieved. The Michaels and Aaron Brothers stores currently in operation are located primarily in strip shopping centers in areas with easy access and ample parking.

          Typically, a Michaels store is managed by a store manager and one to three assistant store managers, depending on the sales volume of the store. Michaels' field organization is headed by an executive vice president and is divided into four geographic zones. Each zone has its own vice president, loss prevention manager, human resources manager, and seven to nine district managers. There are a total of 32 districts. The Company believes this organizational structure enhances the communication among the individual stores and between the stores and corporate headquarters.

STORE EXPANSION

          Having achieved its objective of becoming the largest and only national retailer in arts, crafts and decorative items, the Company recognized that it had the critical mass to achieve improved operating efficiencies that could result in higher returns on capital. On August 23, 1995, the Company announced a shift in focus from sales growth to realizing higher returns on capital. As a result, the Company moderated its internal store growth rate, opening 9 new Michaels stores and 3 new Aaron Brothers stores in fiscal 1997. In fiscal 1998 the Company plans to return to an accelerated new store opening program. The Company intends to open approximately 45 Michaels stores, relocate 12 to 15 stores, and remodel approximately 45 to 50 stores during fiscal 1998. Aaron Brothers plans to open 6 new stores in fiscal 1998.

          The Company's expansion strategy is to give priority to adding stores in existing markets in order to enhance economies of scale associated with advertising, distribution, field supervision, and other regional expenses. Management believes that few of its existing markets are saturated and that there are attractive new markets available to the Company. The anticipated opening of Michaels and Aaron Brothers stores in 1998 and the rate at which stores are opened thereafter will depend upon a number of factors, including the success of existing Michaels and Aaron Brothers stores, the availability and the cost of capital for expansion, the availability of suitable store sites, and the ability to hire and train qualified managers. The Company intends to continue to review acquisition opportunities in existing and new markets. The Company has no arrangements or understandings pending with respect to any acquisitions.

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

          Costs for opening stores at particular locations depend upon the type of building and general cost levels in the area. In fiscal 1997, the average net cost to the company of opening a new Michaels store was approximately $536,000 which included leasehold improvements, furniture, fixtures and equipment, and pre-opening expenses. The initial inventory investment associated with each new Michaels store is approximately $750,000 at cost depending on the store size, operating format and the time of year in which the store is opened. The initial inventory investment in new Michaels stores is offset, in part, by extended vendor terms and allowances.

INVESTMENT IN INFORMATION TECHNOLOGY

          The Company is committed to utilizing technology to increase operating efficiencies and to improve its ability to satisfy the needs of its customers. The Company utilizes world-class technology in the form of the latest massively parallel computer systems that communicate to networked computers in its stores over an earth satellite-based communications network.
 With the installation of the POS system, which includes bar-code scanning, came the ability to better understand the demands of the customer, emerging merchandise trends, and inventory replenishment requirements. New merchandising information systems are being installed to leverage and extend the information provided by the POS system, provide sophisticated inventory management capabilities based on item-level perpetual inventories of the stores, and efficient purchase management capabilities utilizing Electronic Data Interchange with the Company's vendors. Operational efficiencies are being improved through the installation of a new warehouse management system in all distribution centers. The warehouse management system makes extensive use of bar-code scanning and radio-frequency hand-held terminals to communicate directly with employees and the integration of all systems within the distribution centers. The Company believes that information is a competitive tool and intends to be the craft industry leader in the effective, efficient utilization of this resource.

COMPETITION

          Michaels is the largest and only national retailer dedicated to serving the arts and crafts marketplace. Michaels competes primarily with regional and local arts and crafts merchants, and mass merchandisers that typically dedicate a portion of their selling space to a limited selection of arts, crafts, picture framing and seasonal products. The Company believes that its Michaels stores compete based on price, quality and variety of merchandise assortment, and customer service. Michaels believes the combination of its broad selection of products, emphasis on customer service, loyal customer base, information received from its POS system, distribution capabilities allowing it to maintain high store in-stock positions, and capacity to advertise frequently in all of its markets provides the Company with a competitive advantage.

          The U.S. arts, crafts and decorative items retailing industry was estimated by trade publications to be approximately $10 billion in 1997. The industry is highly fragmented and Michaels is the only national arts and crafts retailer. Management believes that there are only a few competitors with arts and crafts sales that exceed $200 million annually, and that the Company's arts and crafts sales are more than twice as large as its largest direct competitor. The Company believes that its significant size relative to its competitors provides it with several advantages including (i) purchasing power, (ii) critical mass to support a cost efficient nationwide distribution network, and (iii) the financial resources to support an annual advertising expenditure of approximately $60 million and significant ongoing capital investments in information technology.

          Michaels' primary competitors include Hobby Lobby, a chain based in Oklahoma City which operates approximately 163 stores primarily in the midwestern United States; MJDesigns, a chain which operates approximately 57 stores in Dallas/Fort Worth, Baltimore/Washington, D.C. and selected other East Coast markets; and A.C. Moore, a chain which operates approximately 28 stores in the Philadelphia and New York markets. The Company also competes with Frank's Nursery, Jo-Ann etc. (a division of Fabri-Centers of America, Inc.), Old America Stores and Garden Ridge Pottery.

          Aaron Brothers' competition is composed primarily of local independent custom frame shops and mass merchandisers. Aaron Brothers believes it remains competitive due to its five business day delivery guarantee on custom frame orders, its pricing structure, its fashion forward merchandising assortments and its customer service.

SERVICE AND TRADE MARKS

          The name "Michaels" and the Michaels logo are both federally registered service marks held by an affiliate of the Company. The name "Aaron Brothers" and the Aaron Brothers logo are both federally registered trademarks.

FRANCHISES

          The Company had previously granted to Dupey Management Corporation ("DMC") the right to open royalty-free, licensed Michaels stores in an eight-county area in north Texas which includes the Dallas/Fort Worth area. As a result of an agreement between the Company and DMC in 1996, DMC relinquished its right to use the Michaels name effective March 31, 1997.

EMPLOYEES

          As of March 21, 1998, approximately 17,900 persons were employed by the Company, approximately 10,600 of whom were employed on a part-time basis. The number of part-time employees is substantially increased during the Christmas selling season. Of the Company's full-time employees, approximately 1,900 are engaged in various executive, operating, training and administrative functions in the Company's corporate offices and distribution centers, and the remainder are engaged in store operations.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                  Age      Position
----                  ---      --------
Sam Wyly               63      Chairman of the Board of Directors
Charles J. Wyly, Jr.   64      Vice Chairman of the Board of Directors
R. Michael Rouleau     59      President and Chief Executive Officer
Bryan M. DeCordova     41      Executive Vice President--Chief Financial
                               Officer
Lawrence H. Fine       44      Executive Vice President--General Merchandise
                               Manager
Duane Hiemenz          44      Executive Vice President--Store Operations
Douglas B. Sullivan    47      Executive Vice President--Development
James F. Tucker        53      Executive Vice President--Chief Information
                               Officer
David A. Gary          50      Senior Vice President--Logistics and
                               Distribution
H. Kevin Rutherford    39      Senior Vice President--Human Resources
Donald R. Miller, Jr.  43      Director and Vice President--Market
                               Development


          Mr. Sam Wyly has served as Chairman of the Board of the Company since 1984. Mr. Wyly co-founded Sterling Software, Inc. in 1981 and since that time has served as Chairman of the Board and a director. In 1963, Mr. Wyly founded University Computing Company, a computer software and services company, and served as President or Chairman from 1963 until 1979.
University Computing created a computer utility network, one of the earliest and most successful marriages of computing and telecommunications.
University Computing was one of the original participants in the software products industry in the late 1960's when the then market-dominant IBM unbundled computer hardware and software. In 1968, Mr. Wyly founded Datran, Inc. which was envisioned as the nation's first all-digital switched "telephone company for computers" and contributed to the break up of AT&T's telephone monopoly and the resulting benefits of increased competition in the telecommunications industry. These Wyly-founded companies are among the forerunners of today's electronic commerce industry. Mr. Wyly co-founded Earth Resources Company, an oil refining and silver mining company, and served as its Executive Committee Chairman from 1968 to 1980. Mr. Wyly and his brother, Charles J. Wyly, Jr., bought the 20-restaurant Bonanza
Steakhouse chain in 1967. It grew to approximately 600 restaurants by 1989, during which time Mr. Wyly served as Chairman. Mr. Wyly currently serves as a director of Sterling Commerce, Inc. and as a partner of Maverick Capital, Ltd., an investment fund management company. Sam Wyly is the father of Evan
A. Wyly and Kelly Elliott, directors of the Company.

          Mr. Charles J. Wyly, Jr. became a director of the Company in October 1984 and Vice Chairman in 1985. He co-founded Sterling Software, Inc. in 1981 and since such time has served as a director and (since 1984) as Vice Chairman. Mr. Wyly served as an officer and director of University Computing Company, a computer software and services company, from 1964 to 1975, including President from 1969 to 1973. Mr. Wyly and his brother, Sam Wyly, founded Earth Resources Company, an oil refining and silver mining company, and Charles J. Wyly, Jr. served as Chairman of the Board from 1968 to 1980. Mr. Wyly served as Vice Chairman of the Bonanza Steakhouse chain from 1967 to 1989 and has served as a director of Sterling Commerce, Inc. since December 1995. Charles J. Wyly, Jr. is the father-in-law of Donald R. Miller, Jr., a director and Vice President--Market Development of the Company.

          Mr. Rouleau became President of the Company in April 1997 and has been Chief Executive Officer since April 1996. Prior to joining the Company, Mr. Rouleau had served as Executive Vice President of Store Operations for Lowe's since May 1992 and in addition as President of Lowe's Contractor Yard Division since February 1995. Prior to joining Lowe's, Mr. Rouleau was a co-founder and President of Office Warehouse which subsequently merged into Office Max.

          Mr. DeCordova became Executive Vice President--Chief Financial Officer in March 1997. Since 1990 he was Vice President of Finance, Treasurer and Chief Financial Officer for Duckwall-ALCO Stores, Inc.

          Mr. Fine became Executive Vice President--General Merchandise Manager in December 1996. Before joining the Company, he was Senior Vice President of Merchandising for Party City. Prior to Party City, he held a variety of merchandising positions with the Jamesway Corporation.

          Mr. Heimenz became Executive Vice President--Store Operations in August 1996. Prior to joining Michaels, Mr. Hiemenz was a Regional Vice President for Lowe's.

          Mr. Sullivan became Executive Vice President--Development in April 1997. He joined Michaels in 1988 and has served in a variety of capacities, including overseeing the Company's store operations, distribution, store opening, real estate, legal and personnel functions. Prior to his joining the Company, Mr. Sullivan had served with Family Dollar Stores, Inc. for 11 years, most recently as Vice President--Real Estate.

          Mr. Tucker became Executive Vice President--Chief Information Officer in June 1997. Before joining the Company, Mr. Tucker held the position of Senior Vice President and Chief Information Officer for Shopko Stores, Inc. since 1994. Prior to 1994, Mr. Tucker held the position of Vice President--Management Information Services for Trans World Music Corp.

          Mr. Gary joined the Company as Senior Vice President--Logistics and Distribution in November 1997. For the previous two years he had served with Kay-Bee Toys, Inc., as Vice President of Distribution and Logistics. Prior to Kay-Bee Toys, Inc., Mr. Gary was Vice President of Distribution and Logistics for Silo, Inc.

          Mr. Rutherford became Senior Vice President--Human Resources in March 1998. Prior to joining the Company, Mr. Rutherford was Vice President--Corporate Human Resources for Borders Group Inc. since February 1997. From 1994 through February 1997, he served as Vice President--Human Resources for Walden Book Company. From 1992 through 1994, Mr. Rutherford was Vice President--Human Resources for Footaction USA.

          Mr. Miller is a charter employee of the Company and has served as Vice President--Market Development since November 1990 and as a director since September 1992. From September 1984 to November 1990, he was Director of Real Estate. Prior to joining the Company, Mr. Miller served in various real estate positions with Bonanza and Peoples Restaurants. Mr. Miller has served as a director of Sterling Software, Inc. since September 1993.

ITEM 2.   PROPERTIES.

          The Company's Michaels stores generally are situated in high visibility strip shopping centers located near malls and on well-traveled roads. Almost all stores are located in leased premises with lease terms generally ranging from five to ten years. The base rental rates generally range from $85,000 to $250,000 per year. Rental expense for stores open for the full 12-month period of fiscal 1997 averaged $170,000. The leases are generally renewable, with increases in lease rental rates. A majority of the existing leases contain provisions pursuant to which the lessor has provided leasehold improvements to prepare for opening. However, the Company has been paying and anticipates continuing to pay for a larger portion of future improvements directly as opposed to financing them through the lessor.

          The Company's Aaron Brothers stores are generally located in high visibility strip shopping centers in trade areas having a high density of population and above average discretionary income. The locations typically contain high profile and/or complementary anchor stores. As of this date, almost all stores are located in leased premises with lease terms generally ranging from five to ten years with options to renew at increased rates. Rental expense for stores open for the full 12-month period of fiscal 1997 averaged $105,000.

          The following table indicates the number of the Company's stores located in each state or province as of April 15, 1998:

STATE               NUMBER OF STORES    STATE               NUMBER OF STORES
-----               ----------------    -----               ----------------
Alabama                     6           Nebraska                    1
Alaska                      1           Nevada                      9*
Arizona                    19*          New Hampshire               2
Arkansas                    3           New Jersey                  7
British Columbia            1           New Mexico                  3
California                144*          New York                   11
Colorado                   10           North Carolina             15
Connecticut                 2           North Dakota                1
Florida                    24           Ohio                       21
Georgia                    18           Oklahoma                    7
Idaho                       2           Ontario                    16
Illinois                   22           Oregon                     11
Indiana                    10           Pennsylvania               10
Iowa                        6           Puerto Rico                 3
Kansas                      4           Rhode Island                1
Kentucky                    3           South Carolina              4
Louisiana                   4           South Dakota                1
Maine                       2           Tennessee                  11
Maryland                    5           Texas                      32
Massachusetts              10           Utah                        4
Michigan                   15           Virginia                    9
Minnesota                  10           Washington                 15
Mississippi                 2           West Virginia               1
Missouri                   11           Wisconsin                   7
                                                                   ---

                                           Total                   536

* Of the store counts indicated in Arizona, California and Nevada, Aaron Brothers accounts for 4, 66 and 4 stores, respectively.

          Michaels leases a 426,000 square foot building at the Alliance Airport in Tarrant County, Texas, a 400,000 square foot building in Buena Park, California, a 350,000 square foot building in Lexington, Kentucky, and a 500,000 square foot building in Jacksonville, Florida for use as distribution centers. The Company's Buena Park, California distribution center will be replaced by a 450,000 square foot building located in Lancaster, California in 1998. Aaron Brothers leases a 126,000 square foot building in City of Commerce, California for use as a distribution center and office facility. The Company also leases a 136,000 square foot building for the corporate headquarters in Irving, Texas.

ITEM 3.   LEGAL PROCEEDINGS.

          In August 1995, two lawsuits were filed by certain security holders against the Company and certain present and former officers and directors seeking class action status on behalf of purchasers of the Company's Common Stock between February 1, 1995 and August 23, 1995. Among other things, the plaintiffs alleged that misstatements and omissions by the defendants relating to projected and historical operating results, inventory and other matters involving future plans resulted in an inflation of the price of the Company's Common Stock during the period between February 1, 1995 and August 23, 1995. The plaintiffs sought on behalf of the class an unspecified amount of compensatory damages and reimbursement for the plaintiffs' fees and expenses. The United States District Court for the Northern District of Texas consolidated the two lawsuits on November 16, 1995. On December 22, 1997, the District Court approved a settlement in which the defendants agreed to pay $6.25 million, and the lawsuit was dismissed with prejudice on January 27, 1998. After giving effect to prior expenditures for costs incurred in defending the lawsuit, substantially all of the settlement amount was covered by insurance.

          A lawsuit was commenced against the Company and several other parties on September 19, 1994 in the Superior Court of Stanislaus County, California, on behalf of a former employee, Naomi Snyder, her child, and her husband. The complaint alleges that the former employee and her then-unborn child were exposed to excessive levels of carbon monoxide in one of the Company's stores caused by a propane gas powered floor buffer which was operated by an outside cleaning service, resulting, among other things, in severe and permanent injuries to the child. Plaintiffs' Statement of Damages, filed on or about January 26, 1995, seeks $11 million. On April 10, 1995 the trial court ruled the plaintiff's pleadings did not state a cause of action against the Company upon which relief could be granted. However, the ruling by the trial court was overturned by the Court of Appeals of the State of California, Fifth Appellate District, on September 23, 1996. On October 30, 1997, the California Supreme Court sustained the appellate court ruling and remanded the case to the trial court, and discovery is proceeding. The Company believes it has meritorious defenses to this action and will defend itself vigorously.

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

                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS.

          The Company's Common Stock is quoted through The Nasdaq Stock Market under the symbol "MIKE."

          The following table sets forth the high and low sale prices of the Company's Common Stock for each quarterly period within the two most recent fiscal years.

            FISCAL 1997                     HIGH                  LOW
            -----------                     ----                  ---
            First . . . . . . . .        $ 20 1/8              $ 11 5/8
            Second  . . . . . . .          23 3/8                17 3/4
            Third . . . . . . . .          34 5/8                20 3/4
            Fourth  . . . . . . .          37                    23 1/8

            FISCAL 1996                     HIGH                  LOW
            -----------                     ----                  ---
            First . . . . . . . .        $ 19 7/8              $ 11 3/4
            Second  . . . . . . .          19 1/8                12 3/8
            Third . . . . . . . .          14 7/8                10 1/4
            Fourth  . . . . . . .          14                     8 1/16

          On April 15, 1998, the last reported sale price of the Common Stock on The Nasdaq Stock Market was $35.00 and as of such date there were approximately 761 holders of record of the Common Stock.

          Options to purchase 2,000,000 shares of the Company's Common Stock were acquired in December 1996 through private transactions by entities owned by independent trusts of which Wyly family members are beneficiaries. The options had an exercise price equal to the then current market price of $10.50 per share and were exercised on February 28, 1997.

          The Company's present plan is to retain earnings for the foreseeable future for use in the Company's business and the financing of its growth. The Company did not pay any dividends on its Common Stock during fiscal 1996 and 1997.

ITEM 6.   SELECTED FINANCIAL DATA.

                                                                               FISCAL YEAR
                                        ---------------------------------------------------------------------------------------
                                           1997               1996(1)               1995             1994               1993
                                        ----------        --------------       --------------     ----------         ----------
                                                              (IN THOUSANDS EXCEPT PER SHARE AND STORE DATA)
 RESULTS OF OPERATIONS:
   Net sales                            $1,456,524        $1,378,277           $1,294,886         $  994,563         $  619,688
   Operating income (loss)                  68,942           (20,987)(2)          (15,046)(3)         64,036             41,356
   Net income (loss)                        30,077           (31,233)             (20,417)            35,647             26,287
   Earnings (loss) per
      common share (4)                        1.05             (1.35)               (0.96)              1.67               1.48


 BALANCE SHEET DATA:
   Cash and investments                 $  162,283        $   59,069           $    2,870         $   16,909         $   68,823
   Merchandise inventories                 385,580           351,208              366,102            375,096            206,185
   Total current assets                    573,183           437,543              416,292            418,532            291,012
   Total assets                            908,494           784,435              739,780            686,026            397,830
   Working capital                         358,691           239,812              228,983            232,442            181,816
   Long-term debt                          234,889           238,608              187,748            138,082             97,803
   Total liabilities                       466,583           451,633              403,827            330,109            212,415
   Stockholders' equity                    441,911           332,802              335,953            355,917            185,415

 OTHER FINANCIAL DATA:
   Cash flow from operating
      activities                        $   77,907        $   29,749           $    9,248         $  (38,267)        $  (28,935)
   EBITDA (5)                              117,589            21,694               12,930             87,800             61,500

 STORES OPEN AT END OF PERIOD:
   Michaels                                    452               453                  442                380                220
   Aaron Brothers                               74                72                   68                n/a                n/a



(1) Fiscal 1996 was a 53-week fiscal year; all other years are 52-week fiscal years.

(2) Includes effect of an unusual pre-tax charge of $41.2 million for costs associated with a sale to liquidate merchandise that was eliminated following store resets, markdowns on discontinued furniture and other home decor merchandise, and reserves for the closure of four stores and the write-down of leasehold improvements in three stores.

(3) Includes effect of an unusual pre-tax charge of $64.4 million for costs primarily associated with an inventory reduction program.

(4) Earnings per common share amounts for years prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. For further discussion of earnings per share and the impact of Statement No. 128, see Note 1 to the consolidated financial statements.

(5) EBITDA is calculated as income before income taxes plus interest, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA should not be considered by an investor as an alternative to net income, as an indicator of the operating performance of the Company, or as an alternative to cash flow as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          CERTAIN STATEMENTS CONTAINED IN THIS DISCUSSION AND ANALYSIS WHICH ARE NOT HISTORICAL FACTS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, CUSTOMER DEMAND AND TRENDS IN THE ARTS AND CRAFTS INDUSTRY, RELATED INVENTORY RISKS DUE TO SHIFTS IN CUSTOMER DEMAND, THE EFFECT OF ECONOMIC CONDITIONS, THE IMPACT OF COMPETITORS' LOCATIONS OR PRICING, THE AVAILABILITY OF ACCEPTABLE REAL ESTATE LOCATIONS FOR NEW STORES, DIFFICULTIES WITH RESPECT TO NEW INFORMATION SYSTEM TECHNOLOGIES AND THE COMPANY'S ABILITY TO ADDRESS THE YEAR 2000 ISSUE, SUPPLY CONSTRAINTS OR DIFFICULTIES, THE RESULTS OF FINANCING EFFORTS, AND OTHER RISKS DETAILED IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS.

GENERAL

          In fiscal years 1995, 1996 and 1997, we added 64, 17 and 9 Michaels stores, respectively, and closed 2, 2 and 10, respectively. During 1995 and 1996, a substantial portion of our sales increases came from stores added during or after the prior comparable period and therefore not included in same-store sales comparisons. During these periods, sales from these newer stores accounted for approximately 96% and 90%, respectively, of aggregate sales growth increases.

          Having achieved our objective of becoming the largest and only national retailer of arts, crafts and decorative items, on August 23, 1995, we announced a shift in focus from sales growth to realizing improved operating efficiencies that could result in higher returns on capital.
During the second quarter of 1995, we conducted a critical analysis of the composition of our merchandise assortment and the velocity of turnover of individual SKUs and vendor lines included in each category of merchandise. We then implemented a program (the "SKU Reduction Program") designed to reduce the amount of capital invested in inventories. As a result of this program we recorded a $64.4 million charge in the quarter ended July 30, 1995, which primarily represented costs associated with the inventory liquidated during the quarter as well as anticipated costs of liquidations during the remainder of 1995.

          During 1996 we focused on implementing initiatives to improve our merchandising and store operations, which included completing the installation of the POS system, redefining the merchandise strategy, liquidating merchandise which did not support our new focus toward return on capital, resetting and standardizing the stores, and improving store staffing effectiveness. Based upon information obtained from the newly installed POS system, we made a strategic decision late in the third quarter to discontinue our furniture merchandise line and certain other home decor merchandise resulting in a $41.2 million charge. These changes allowed us to focus on an expanded arts and crafts assortment as our core line of business.

          In 1997 we moderated our expansion plans and focused on same-store sales growth for the existing base of stores, return on investment, inventory control, productivity enhancements and improved cash flow. We increased the number of basic merchandise SKUs centrally purchased and available for store replenishment from our distribution centers during 1997 by 80% to approximately 8,880 SKUs at year end. We expect this process will continue in 1998 with a goal of having approximately 15,000 SKUs being available for replenishment from our distribution centers by year end. We believe that shifting more inventory replenishment to the distribution centers will result in an increase in inventory turns in future years. However, in the short term, the conversion will cause a temporary increase in our inventory levels until our stores are able to reduce their safety stock.

          Initiatives for 1998 include a continued focus on growth in same-store sales, implementation of substantial information system enhancements in merchandising and distribution, and a return to an accelerated new store opening program. We intend to open approximately 45 Michaels stores in fiscal 1998, of which 10 have been opened as of April 15, 1998.

RESULTS OF OPERATIONS

          The following table sets forth the percentage relationship to net sales of each line item of the Company's Consolidated Statements of Operations. This table should be read in conjunction with the following discussion and with the Company's Consolidated Financial Statements, including the related notes.

                                                           FISCAL YEAR
                                                --------------------------------
                                                  1997        1996        1995
                                                --------    --------    --------
           Net sales                             100.0%      100.0%      100.0%
           Cost of sales and occupancy            67.9        72.8        72.3
           expense
           Selling, general and                   27.4        28.7        28.9
           administrative expense
                                                 -----      ------      ------
           Operating income (loss)                 4.7        (1.5)       (1.2)
           Interest expense                        1.6         1.5         1.3
           Other (income) and expense, net        (0.2)        0.0         0.2
                                                 -----      ------      ------
           Income (loss) before income taxes       3.3        (3.0)       (2.7)
           Provision (benefit) for income taxes    1.2        (0.7)       (1.1)
                                                 -----      ------      ------
           Net income (loss)                       2.1%       (2.3)%      (1.6)%
                                                 -----      ------      ------
                                                 -----      ------      ------

          In the discussion below, all percentages given for expense items (excluding taxes) are calculated as a percentage of net sales.

FISCAL 1997 COMPARED TO FISCAL 1996

          Net sales in the fiscal year ended January 31, 1998 ("1997") increased $78.2 million, or 6%, over the fiscal year ended February 1, 1997 ("1996"). The results for 1997 included sales from 9 Michaels and 3 Aaron Brothers stores that were opened during the year, partially offsetting lost sales from 10 Michaels and one Aaron Brothers store closures. Same-store sales for comparable 52-week reporting periods increased 6% in 1997. The improvement in same-store sales performance was due to a strong performance in the Company's core categories of general crafts, framing, art supplies and floral, which management believes was the result of updated planograms and improved information from the new POS item sales history database initiated during the Summer of 1996. By utilizing the information provided by our POS system and a new "correction of errors" process, we have been able to improve our store in-stock position in top-selling items. Going forward we would expect to achieve same-store sales increases for 1998, taken as a whole. Our ability to generate same-store sales increases is dependent, in part, on our ability to continue to improve store in-stock conditions on the top-selling items, to properly allocate seasonal merchandise to the stores based upon anticipated sales trends and the success of our sales promotion efforts.

          Cost of sales and occupancy expense, as a percentage of net sales, for 1997 was 67.9%, a decrease of 4.9% compared to 1996. Cost of sales and occupancy expense in 1996 included a $47.7 million charge for unusual costs and expenses recorded in the third quarter of 1996 to cover losses on an extended sidewalk sale, markdowns on discontinued furniture and certain other home decor merchandise, and reserves for the closure of four stores and the write-down of leasehold improvements in three stores. Adjusting for the 1996 unusual items, cost of sales and occupancy expense for 1997 decreased by 2.0% compared to the prior year. This decrease was principally due to improved gross margins which management attributes to decreased dependency on promotional advertising and fewer seasonal clearance markdowns in the third and fourth quarters of 1997.

          Selling, general and administrative expense, as a percentage of net sales, decreased by 1.3% in 1997 compared to 1996. This decrease resulted from a reduction in advertising costs of $8.3 million from 1996 levels and improved expense leverage in store labor and all other categories of store operating expenses with the exception of depreciation, which reflects the impact of increased investment in the POS system. Additionally, in the third quarter of 1996 we recorded a $3.1 million charge associated with unusual costs and expenses relating primarily to an extended sidewalk sale.

          Interest expense, as a percentage of net sales, was 1.6% for 1997, a slight increase of 0.1% compared to the prior year. This increase was primarily a result of interest expense on the $125 million of Senior Notes issued in June 1996 which was, for the first time, outstanding for the full year in 1997.

     For 1997 the effective tax rate increased to 38% from 24% in 1996 as we returned to profitability. The 1996 effective tax rate was significantly lower due to the loss in 1996 and our inability to fully carryback the tax losses to prior years.

FISCAL 1996 COMPARED TO FISCAL 1995

     Net sales in 1996 increased $83.4 million, or 6%, over the fiscal year ended January 28, 1996 ("1995"). The results for 1996 included sales from 13 new Michaels stores (before the impact of 2 store closures) and 4 new Aaron Brothers stores that were opened during the year. Same-store sales declined 1% in 1996.

     Cost of sales and occupancy expense, as a percentage of net sales, for 1996 was 72.8%, an increase of 0.5% compared to 1995. Cost of sales and occupancy expense in 1996 included $47.7 million of unusual costs recorded in the third quarter to cover losses on an extended sidewalk sale starting on Labor Day, markdowns on discontinued furniture and certain other home decor merchandise, and reserves for the closure of four stores and the write-down of leasehold improvements in three stores. 1995 included a $57.5 million charge taken in the second quarter to cover unusual costs associated with the SKU Reduction Program. Adjusting for both of these unusual items, cost of sales and occupancy expense for 1996 was 69.9%, an increase of 2.0% compared to the prior year, which management believes was due primarily to increases in seasonal and other clearance markdowns and increased distribution and occupancy costs. Distribution costs, as a percentage of net sales, increased primarily due to less efficient utilization of the distribution network and duplicate costs associated with the startup of a new distribution center. The increase in occupancy costs, as a percentage of net sales, resulted from a high proportion of newer stores having a relatively low sales base available to absorb fixed occupancy costs coupled with the same-store sales decline.

     The $21.0 million operating loss for 1996 reflects $41.2 million of unusual items in the third quarter of 1996 ($50.8 million of unusual costs net of $9.6 million sales) including: a $20 million loss resulting from an extended sidewalk sale starting on Labor Day conducted to sell off merchandise eliminated following store resets; markdown reserves of $15 million primarily related to our strategic decision to exit the furniture merchandise line and certain other discontinued home decor merchandise; and reserves of $4 million for store closures and the write-down of leasehold improvements.

     Interest expense, as a percentage of net sales, was 1.5% for 1996, an increase of 0.2% compared to the prior year primarily due to the higher interest rate on the $125 million of Senior Notes issued in 1996, compared to the short-term bank borrowings in the prior year as well as the incremental debt associated with an IBM capital lease which financed the POS system.

     For 1996 the effective tax benefit rate decreased to 24.0% from 41.4% in 1995 due to the size of the loss in 1996 and our inability to fully carryback the tax losses to prior years.

LIQUIDITY AND CAPITAL RESOURCES

     We plan to spend approximately $60 to $65 million on capital expenditures during 1998. We plan to open approximately 45 Michaels and 6 Aaron Brothers stores for approximately $24 million. We expect to spend $15 to $16 million on information systems, approximately $11 million on store relocations and remodeling, and $10 to $14 million on various other projects.

     We believe that our available cash, funds generated by operating activities, funds available under the bank credit agreement, IBM capital lease financing and proceeds from the sale of stock through the Stock Purchase Plan, should be sufficient to finance continuing operations and sustain current growth plans. We believe that we can finance annual store expansion at a rate of 12% to 15% (on a square footage basis) from internally generated cash flow.

     Our working capital needs are driven primarily by a seasonal buildup of inventory to support higher sales in the third and fourth quarters, and to a lesser extent funding required for growth in new stores and improvements in our information systems. Net cash provided by operating activities for 1997 was $77.9 million as compared to $29.7 million for 1996. Net cash provided by operating activities during 1997 increased primarily as a result of our return to profitability, partially offset by an increase in merchandise inventories.

     Capital expenditures during 1997 were $44.0 million, incurred primarily for the opening of 9 new Michaels and 3 new Aaron Brothers stores and the remodeling, relocation or expansion of approximately 42 existing Michaels stores, the pending relocation of a distribution center and various enhancements to our information systems.

     In February 1997, options to purchase 2,000,000 shares of our Common
Stock were exercised through private transactions with entities owned by independent trusts of which family members of Sam Wyly and Charles J. Wyly, Jr., Chairman and Vice Chairman of the Company, respectively, were beneficiaries.
The options were purchased by the trusts in December of 1996 with an exercise price equal to the then current market price. The exercise of the options provided us with $20 million of additional capital in 1997.

     In October 1997, we began issuing Common Stock through our Dividend Reinvestment and Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan provides owners of shares of Common Stock and other interested investors with a convenient and economical method to purchase Common Stock. The Stock Purchase Plan also provides us with a cost-efficient and flexible mechanism to raise equity capital. During 1997, we issued 241,370 shares through the Stock Purchase Plan, generating $7,872,000 in additional capital.

     At January 31, 1998, we had working capital of $358.7 million, compared to $239.8 million at February 1, 1997. We currently have a bank credit agreement which provides for an unsecured revolving line of credit of $100 million. There were no borrowings outstanding on the revolving line of credit at any time during 1997.

SEASONALITY AND INFLATION

     Our business is seasonal in nature with higher sales in the third and fourth quarters. Historically, the fourth quarter, which includes the Christmas selling season, has accounted for approximately 37% of our sales and (excluding 1995 and 1996) approximately 57% of our operating income.

     We believe that the effects of inflation on 1997 results and the projected effect on 1998 financial results will be nominal.

IMPACT OF THE YEAR 2000

     We have undertaken various initiatives to insure that our computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. An experienced, nationally-known consulting firm has been contracted to provide objective project management and technical expertise to assist internal resources in completion of the project. The assessment phase of the project is complete. Remediation efforts have been estimated and prioritized according to potential business impact and application sensitivity to dating problems. In the normal course of business, we have had an aggressive systems development strategy for the past two years. New Year 2000-compliant systems being implemented as a result of this development strategy have somewhat mitigated the scope of the effort required to complete the project. Required modification of remaining application systems is currently in process. We currently anticipate that the necessary modifications and conversions will be completed by mid-1999, which is prior to any currently anticipated impact on our systems.

     We are also in the process of initiating communications with our significant vendors to determine the extent that system interfaces between ourselves and such vendors are vulnerable to the Year 2000 Issue. We will also attempt to ascertain the probability that such vendors will be able to complete their internal Year 2000 remediation efforts and be capable of supplying uninterrupted flow of inventory.

     We believe that the costs to modify our systems to be Year 2000 compliant, as well as the currently anticipated costs with respect to the Year 2000 Issues of third parties, will not exceed $2 million, which is being expensed as incurred. We presently believe that the Year 2000 Issue will not pose significant operational problems. However, if modifications and conversions are not completed in a timely manner, there can by no assurance that the Year 2000 Issue will not have a material adverse effect on us or adversely affect our relationships with customers, suppliers, or others. Additionally, there can be no assurance that the Year 2000 Issues of such entities will not have a material adverse effect on our systems or business.

     The anticipated costs of our efforts and the expected date on which we believe we will complete the Year 2000 modifications are based upon our best estimates, which are derived utilizing numerous assumptions of future events.

However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those currently anticipated.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information called for by this item is included in "Item 14-Exhibits, Financial Statement Schedules and Reports on Form 8-K."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          There were no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended January 31, 1998.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

BOARD OF DIRECTORS OF THE COMPANY

     The Board of Directors (the "Board") is presently comprised of eight members. The Board is divided into three classes, with two classes consisting of three directors and one class consisting of two directors. Members of each class of directors generally serve for a term of three years. Each director serves until the Annual Meeting of Stockholders in the year in which his term expires or until his successor is elected and qualified. The following sets forth information as to each of the directors of the Company, including their ages, present principal occupations, other business experiences during the last five years, membership on committees of the Board and directorships in other publicly-held companies.

                                                                                     YEAR
                                                                                     TERM
       NAME                   AGE                 POSITION                          EXPIRES
       ----                   ---                 --------                          -------
Charles J. Wyly,  Jr. (1)     64   Vice Chairman of the Board of Directors            1998
Richard E. Hanlon (2)         50   Director                                           1998
Kelly Elliott                 25   Director                                           1998
F. Jay Taylor (2)             74   Director                                           1999
Evan A. Wyly                  36   Director                                           1999
Sam Wyly (1)                  63   Chairman of the Board of Directors                 2000
Michael C. French             55   Director                                           2000
Donald R. Miller, Jr.         43   Director and Vice President--Market Development    2000


--------------------

(1)  Member of the Executive Committee and the Compensation Committee.


(2) Member of the Audit Committee, the Key Employee Stock Compensation Program Committee, the 1992 Non-Statutory Plan Committee, the 1994 Non-Statutory Plan Committee and the 1997 Stock Option Plan Committee.

     Mr. Charles J. Wyly, Jr. became a director of the Company in October
1984 and Vice Chairman in 1985. He co-founded Sterling Software, Inc. in 1981 and since such time has served as a director and (since 1984) as Vice Chairman. Mr. Wyly served as an officer and director of University Computing Company, a computer software and services company, from 1964 to 1975, including President from 1969 to 1973. Mr. Wyly and his brother, Sam Wyly, founded Earth Resources Company, an oil refining and silver mining company, and Charles J. Wyly, Jr. served as Chairman of the Board from 1968 to 1980. Mr. Wyly served as Vice Chairman of the Bonanza Steakhouse chain from 1967 to 1989 and has served as a director of Sterling Commerce, Inc. since December 1995. Charles J. Wyly, Jr. is the father-in-law of Donald R. Miller, Jr., a director and Vice President--Market Development of the Company.

     Mr. Hanlon became a director of the Company in April 1990.  Since
February 1995, Mr. Hanlon has been Vice President--Investor Relations of America Online, Inc., a provider of online computer services. From March 1993 until February 1995, Mr. Hanlon was President of Hanlon & Co., a consulting firm. Since 1995, he has served as a director of Intellicall, Inc., a diversified telecommunications company providing technology and services to private pay telephone networks throughout the United States.

     Ms. Elliott is an artist and crafter and has served as a director of the Company since December 1997. In 1995, she founded Wyly Works, Inc., a specialty designer and producer of unique paintings, hand-painted ceramics and greeting cards. She has been a professional artist since 1991.

     Dr. Taylor became a director of the Company in June 1989. Dr. Taylor was President of Louisiana Tech University from 1962 until 1987, and has served as President-Emeritus of Louisiana Tech since 1987. Dr. Taylor also currently serves as a director of Illinois Central Railroad Corporation and Pizza Inn, Inc. and performs mediation and arbitration services as a member of The American Arbitration Association and The Federal Mediation and Conciliation Service.

     Mr. Evan A. Wyly has served as a director of the Company since September 1992 and as an officer of the Company since December 1991. He has been a Managing Partner of Maverick Capital, Ltd., an investment fund management company, since 1991. In 1988, Mr. Wyly founded Premier Partners Incorporated, a private investment firm, and served as its President prior to joining Maverick Capital, Ltd. Mr. Wyly serves as a director and officer of Sterling Software, Inc. and as a director of Sterling Commerce, Inc.

     Mr. Sam Wyly has served as Chairman of the Board of the Company since 1984. Mr. Wyly co-founded Sterling Software, Inc. in 1981 and since that time has served as Chairman of the Board and a director. In 1963, Mr. Wyly founded University Computing Company, a computer software and services company, and served as President or Chairman from 1963 until 1979.
University Computing created a computer utility network, one of the earliest and most successful marriages of computing and telecommunications.
University Computing was one of the original participants in the software products industry in the late 1960's when the then market-dominant IBM unbundled computer hardware and software. In 1968, Mr. Wyly founded Datran, Inc. which was envisioned as the nation's first all-digital switched "telephone company for computers" and contributed to the break up of AT&T's telephone monopoly and the resulting benefits of increased competition in the telecommunications industry. These Wyly-founded companies are among the forerunners of today's electronic commerce industry. Mr. Wyly co-founded Earth Resources Company, an oil refining and silver mining company, and served as its Executive Committee Chairman from 1968 to 1980. Mr. Wyly and his brother, Charles J. Wyly, Jr., bought the 20-restaurant Bonanza
Steakhouse chain in 1967. It grew to approximately 600 restaurants by 1989, during which time Mr. Wyly served as Chairman. Mr. Wyly currently serves as a director of Sterling Commerce, Inc. and as a partner of Maverick Capital, Ltd., an investment fund management company. Sam Wyly is the father of Evan
A. Wyly and Kelly Elliott, directors of the Company.

     Mr. French has served as a director of the Company since September 1992. He is Chairman of The Scottish Annuity Company, an annuity and life insurance company, and has been a partner of Maverick Capital Ltd., an investment fund management limited partnership, since 1992 and a director of Sterling Software, Inc. since July 1992. Mr. French is currently a consultant to the international law firm of Jones, Day, Reavis & Pogue. Mr. French was a partner with the law firm of Jackson & Walker, L.L.P. from 1976 through 1995.

     Mr. Miller is a charter employee of the Company and has served as Vice President--Market Development since November 1990 and as a director since September 1992. From September 1984 to November 1990 he was Director of Real Estate. Prior to joining the Company, Mr. Miller served in various real estate positions with Bonanza and Peoples Restaurants. Mr. Miller has served as a director of Sterling Software, Inc. since September 1993.

EXECUTIVE OFFICERS OF THE COMPANY

     The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers of the Registrant" in Item 1 of this report, which information is incorporated in this Item 10 by reference.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it with respect to fiscal 1997, or written representations from certain reporting persons, the Company believes that its officers and directors and persons who own more than 10% of a registered class of the Company's equity securities have complied with all applicable filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information regarding compensation paid or accrued by the Company to the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers, employed by the Company at the end of the fiscal year, based on salary and bonus earned during fiscal 1997 and the Vice Chairman of the Board of Directors (the "Named Executives").


                                                                                     LONG-TERM COMPENSATION
                                                                               ------------------------------------
                                                       ANNUAL COMPENSATION              AWARDS             PAYOUTS
                                                       -------------------     ------------------------   ---------
                                                                               RESTRICTED   SECURITIES
                                                                 OTHER ANNUAL    STOCK      UNDERLYING      LTIP       ALL OTHER
 NAME AND PRINCIPAL         FISCAL                               COMPENSATION    AWARDS      OPTIONS/      PAYOUTS    COMPENSATION
 POSITION                    YEAR    SALARY($)     BONUS($)          ($)          ($)       SARS(#)(1)       ($)           ($)
 ------------------         ------   ---------    ---------     -------------- ----------  ------------   ---------  --------------
 R. Michael Rouleau,         1997     500,000      300,000        34,367 (2)       --        400,000          --          2,154 (3)
    President and Chief      1996     394,236        --           27,779 (2)       --        500,000          --        203,885 (4)
    Executive Officer
 Sam Wyly,                   1997     450,000        --               --           --      1,200,000          --            --
    Chairman of the          1996     450,000        --           75,385 (5)       --        633,333          --            --
    Board of Directors       1995     450,000        --           63,690 (5)       --        300,000 (6)      --
 Charles J. Wyly, Jr.,       1997     225,000        --              --            --        600,000          --            --
    Vice Chairman of the     1996     225,000        --              --            --        367,417          --            --
    Board of Directors       1995     225,000        --              --            --        450,000 (7)      --            --
 Douglas B. Sullivan         1997     300,000      150,000        47,001 (8)       --            --           --          2,465 (9)
    Executive Vice           1996     301,809        --           24,788 (8)       --        253,250(10)      --          6,268 (9)
    President-               1995     284,686        --           39,105 (8)       --        245,000(11)      --          5,269 (9)
    Development
 Lawrence Fine               1997     221,539      126,563           --            --         25,000          --         94,771(12)
    Executive Vice           1996      34,615       30,000           --            --         75,000          --            --
    President-
    General Merchandise
    Manager
 Duane Hiemenz,              1997     221,154      100,000         6,000 (13)      --         53,333          --         17,515(14)
    Executive Vice           1996     119,231       90,000         3,500 (13)      --         80,000          --        103,561(15)
    President-
    Store Operations

-------------------
(1)  Options to acquire shares of Common Stock.

(2) Includes life insurance premiums paid by the Company in the amount of $20,181 and $21,605 in fiscal 1997 and 1996, respectively.

(3) Annual contribution by the Company for Mr. Rouleau's account pursuant to the Company's 401(k) Plan.

(4) Includes $200,000 in relocation expenses paid by the Company and annual contributions by the Company for Mr. Rouleau's account pursuant to the Company's 401(k) Plan in the amount of $3,885.

(5) Includes life insurance premiums paid by the Company in the amount of $60,291 and $51,678 in fiscal 1996 and 1995, respectively.

(6) 300,000 previously granted stock options which were repriced in fiscal 1995.

(7) 450,000 previously granted stock options which were repriced in fiscal 1995.

(8) Includes life insurance premiums paid by the Company in the amount of $21,437, $19,430, and $18,798 in fiscal 1997, 1996 and
     1995, respectively.

(9) Includes the annual contribution by the Company for Mr. Sullivan's account pursuant to the Company's 401(k) Plan in the amount of $2,077, $5,538, and $4,620 in fiscal 1997, 1996 and 1995, respectively, and split-dollar life insurance providing $388, $730, and $649 of current net benefit projected on an actuarial basis in fiscal 1997, 1996 and 1995, respectively.

(10) 253,250 previously granted stock options which were repriced in fiscal 1996.

(11) Includes 165,000 previously granted stock options which were repriced in fiscal 1995.

(12) Includes $91,396 in relocation expense paid by the Company and annual contributions by the Company for Mr. Fine's account pursuant to the Company's 401(k) plan in the amount of $3,375.

(13) Annual automobile allowance paid by the Company.

(14) Includes $12,246 in relocation expenses paid by the Company and annual contributions by the Company for Mr. Hiemenz's account pursuant to the Company's 401(k) Plan in the amount of $5,269.

(15) Relocation expenses paid by the Company.

OPTION GRANTS DURING 1997 FISCAL YEAR

     The following table provides information related to options granted to the Named Executives during fiscal 1997.




                                                                                                     POTENTIAL REALIZABLE
                                                   INDIVIDUAL GRANTS                                   VALUE AT ASSUMED
---------------------------------------------------------------------------------------------------     ANNUAL RATES OF
                                         NUMBER OF       % OF TOTAL                                       STOCK PRICE
                                         SECURITIES     OPTIONS/SARS                                      APPRECIATION
                                         UNDERLYING      GRANTED TO     EXERCISE OR                    FOR OPTION TEAM (1)
                                        OPTIONS/SARS    EMPLOYEES IN     BASE PRICE    EXPLORATION    ----------------------
NAME                                   GRANTED (#) (2)    FISCAL YEAR      ($/SH) (3)     DATE          5% ($)      10% ($)
-----------------------------------   ---------------   -------------   ------------   ------------   ---------    ---------
R. Michael Rouleau.. . . . . . . . .      400,000 (4)         9.2           21.375     07/24/00       1,347,694    2,830,050
Sam Wyly . . . . . . . . . . . . . .    1,200,000            27.5           21.375     07/24/00       4,043,081    8,490,150
Charles J. Wyly, Jr. . . . . . . . .      600,000            13.7           21.375     07/24/00       2,021,541    4,245,075
Douglas B. Sullivan  . . . . . . . .        --                --              --          --              --           --
Lawrence Fine  . . . . . . . . . . .       25,000 (4)         0.6           21.375     07/24/00          84,231      176,878
Duane Hiemenz  . . . . . . . . . . .       53,333 (4)         1.2           21.375     07/24/00         179,691      377,338

-------------------

(1) The potential realizable value portion of the foregoing table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Company's Common Stock over the term of the options. These numbers do not take into account provisions of certain options providing for termination of the options following termination of employment, nontransferability or vesting over periods. The use of the assumed 5% and 10% returns is established by the Securities and Exchange Commission and is not intended by the Company to forecast possible future appreciation of the price of the Common Stock.

(2)  Options to acquire shares of Common Stock.

(3) The option exercise price may be paid in shares of Common Stock owned by the Named Executives, in cash, or in any other form of valid consideration or a combination of any of the foregoing, in some cases as determined by the Board of Directors, the Key Employee Stock Compensation Program Committee, the 1992 Non-Statutory Plan Committee, the 1994 Non-Statutory Plan Committee, and the 1997 Stock Option Plan Committee, as applicable, in its discretion. The exercise price of each option was equal to the fair market value of the Common Stock on the date of grant.

(4) Stock options are currently exercisable with respect to 1/3 of the shares covered thereby and become exercisable with respect to 1/3 of the shares covered thereby on each of July 25, 1998 and July 25, 1999.

OPTION EXERCISES DURING 1997 FISCAL YEAR
  AND FISCAL YEAR END OPTION VALUES

     The following table provides information related to options exercised by the Named Executives during the 1997 fiscal year and the number and value of options held at fiscal year end. The Company does not have any outstanding stock appreciation rights.


                                                                     NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                                                    UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS/SARS
                                                                   OPTIONS/SARS AT FY-END (#)            AT FY-END ($) (1)
                                                                  -----------------------------     -----------------------------
                         SHARES ACQUIRED          VALUE
NAME                     ON EXERCISE (#)     REALIZED ($) (2)     EXERCISABLE     UNEXERCISABLE     EXERCISABLE     Unexercisable
--------------------     ---------------     ----------------     -----------     -------------     -----------     -------------
R. Michael Rouleau. . .    300,000              2,662,500            133,333         466,667         1,249,997        6,150,003
Sam Wyly. . . . . . . .    633,333              4,433,331          1,200,000           --           11,250,000           --
Charles J. Wyly, Jr. .     367,417              2,571,919            600,000           --            5,625,000           --
Douglas B. Sullivan . .     92,750              1,452,797            160,500           --            2,929,125           --
Lawrence Fine. . . . .      33,333                327,602             25,000          41,667           510,938          667,191
Duane Hiemenz. . . . .      53,333                399,997             17,777          62,223           166,659          783,344


--------------------
(1) The closing price for the Company's Common stock as reported through The Nasdaq National Market System on January 31, 1998, the last trading day of the 1997 fiscal year, was $30.75. Value is calculated on the basis of the difference between the option exercise price and $30.75 multiplied by the number of shares of Common Stock underlying the option.

(2) Value realized is calculated based on the difference between the option exercise price and the closing market price of the Common Stock on the date of exercise multiplied by the number of shares to which the exercise relates.

COMPENSATION OF DIRECTORS

     Directors who are salaried employees of the Company are not compensated for their Board activities. The Company pays Sam Wyly $37,500 per month for serving as Chairman of the Board. On July 25, 1997, the Company granted to Sam Wyly a three-year option to purchase 1,200,000 shares of Common Stock at an exercise price of $21.375, all of which was exercisable immediately. The Company pays Charles J. Wyly, Jr. $18,750 per month for serving as Vice Chairman of the Board. On July 25, 1997, the Company granted to Charles J. Wyly, Jr. a three-year option to purchase 600,000 shares of Common Stock at an exercise price of $21.375, all of which was exercisable immediately.

     Dr. Taylor and Mr. Hanlon each receive an annual fee of $24,000 as members of the Board, a fee of $1,000 for attendance at each regular or special Board meeting, and a fee of $1,000 for attendance at each meeting of the Audit Committee. On July 25, 1997, the Company granted Dr. Taylor a three-year option to purchase 30,000 shares of Common Stock at an exercise price of $21.375, all of which was exercisable immediately. On July 25, 1997, the Company granted to Mr. Hanlon a three-year option to purchase 30,000 shares of Common Stock at an exercise price of $21.375, all of which was exercisable immediately.

     Pursuant to a consulting arrangement with the Company, during fiscal 1997, Mr. French received from the Company a non-refundable retainer of $15,000 per month for his advice and assistance. On July 25, 1997, the Company granted to Mr. French a three-year option to purchase 75,000 shares of Common Stock at an exercise price of $21.375, all of which was exercisable immediately. Jones, Day, Reavis & Pogue, a law firm for which Mr. French is a consultant, provides legal services to the Company, but does not charge the Company for any time spent by Mr. French on any Company matters.

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

     The Company has entered into a six-year employment agreement with R. Michael Rouleau, the President and Chief Executive Officer of the Company, effective April 29, 1997, under which Mr. Rouleau is entitled to receive an annual base salary of $500,000 and standard executive officer benefits and to participate in a bonus plan in any year in which a bonus plan is established. During fiscal 1997, Mr. Rouleau received a bonus of $300,000 pursuant to a bonus plan upon the attainment by the Company of certain performance goals. Upon a Change of Control of the Company or if the Company terminates Mr. Rouleau's employment (other than for cause) prior to the expiration of the six-year term, Mr. Rouleau is entitled to continue to receive his base salary and other benefits until April 30, 2003. If Mr. Rouleau's employment is terminated for any reason, at any time, all unvested options then held by him will immediately become fully exercisable and Mr. Rouleau will be entitled to the value of any unvested interest he may have in the Company's 401(k) plan.

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

COMPENSATION AND STOCK OPTION COMMITTEE INTERLOCKS
AND INSIDER PARTICIPATION

     During fiscal 1997, the members of the Compensation Committee were primarily responsible for determining executive compensation. The members of the Option Committees made decisions related to stock option grants to executive officers and directors. The following executive officers, who also are members of the Compensation Committee, participated in deliberations concerning executive officer compensation: Sam Wyly and Charles J. Wyly, Jr.

     Sam Wyly and Charles J. Wyly, Jr. are members of the Executive Committee and the Compensation Committee of the Company. Sam Wyly and Charles J. Wyly, Jr. are also executive officers and members of the Executive Committees, Stock Option Committees and Boards of Directors of Sterling Software, Inc. and Sterling Commerce, Inc. Accordingly, Sam Wyly and Charles J. Wyly, Jr. have participated in decisions related to compensation of executive officers of each of the Company, Sterling Software, Inc., and Sterling Commerce, Inc.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table sets forth information as of April 15, 1998 regarding the beneficial ownership of Common Stock by each person known by the Company to own 5% or more of the outstanding shares of Common Stock, each director of the Company, certain Named Executives, and the directors and executive officers of the Company as a group. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them, unless otherwise noted.

                                                     AMOUNT AND
                                                     NATURE OF
NAME OF BENEFICIAL OWNER OR                          BENEFICIAL        PERCENT
NUMBER OF PERSONS IN GROUP                          OWNERSHIP(1)      OF CLASS
---------------------------                         ------------      --------
Sam Wyly . . . . . . . . . . . . . . . . . . . . .  2,061,905 (2)        6.8
Charles J. Wyly, Jr. . . . . . . . . . . . . . . .  1,066,444 (3)        3.5
Kelly Elliott. . . . . . . . . . . . . . . . . . .    213,861 (4)          *
Michael C. French. . . . . . . . . . . . . . . . .     64,534 (5)          *
Richard E. Hanlon. . . . . . . . . . . . . . . . .     32,600 (6)          *
Donald R. Miller, Jr.. . . . . . . . . . . . . . .    215,637 (7)          *
F. Jay Taylor. . . . . . . . . . . . . . . . . . .     51,400 (8)          *
Evan A. Wyly . . . . . . . . . . . . . . . . . . .    175,875 (9)          *
R. Michael Rouleau . . . . . . . . . . . . . . . .    201,672(10)          *
Douglas B. Sullivan. . . . . . . . . . . . . . . .    155,014(11)          *
Lawrence H. Fine . . . . . . . . . . . . . . . . .     25,040(12)          *
Duane E. Hiemenz . . . . . . . . . . . . . . . . .     19,310(13)          *
AMVESCAP PLC . . . . . . . . . . . . . . . . . . .  2,245,000(14)        7.8
 11 Devonshire Square
 London EC2M4YR
 England
First Pacific Advisors, Inc. . . . . . . . . . . .  2,178,216(15)        7.5
 11400 West Olympic Boulevard, Suite 1200
 Los Angeles, California  90064
FMR Corp.. . . . . . . . . . . . . . . . . . . . .  1,650,045(16)        5.7
 82 Devonshire Street
 Boston, Massachusetts  02109
ICM Asset Management, Inc. . . . . . . . . . . . .  1,607,458(17)        5.6
 601 W. Main Avenue, Suite 917
 Spokane, Washington  99201
The Wyly Group . . . . . . . . . . . . . . . . . .  3,128,349(18)       10.0
 300 Crescent Court, Suite 1000
 Dallas, Texas  75201
All current directors and executive officers
as a group (16 persons). . . . . . . . . . . . . .  4,363,102(19)       13.5


--------------------
*    Less than 1%

(1) The number of shares shown includes outstanding shares of Common Stock owned as of April 15, 1998 by the person indicated and shares underlying options owned by such person on April 15, 1998 that were exercisable within 60 days of such date. Persons holding shares of Common Stock pursuant to the Michaels Stores, Inc. Employees 401(k) Plan (the "401(k) Plan") have sole voting power and investment power with respect to such shares.

(2) Includes 1,200,000 shares subject to presently exercisable options; 589,536 shares held of record by Tallulah, Ltd. (a limited partnership of which Mr. Wyly is a general partner); 256,533 shares held of record by family trusts of which Mr. Wyly is trustee (63,861 of which are also beneficially owned by Kelly Elliott); and 15,836 shares held of record by certain of Mr. Wyly's adult children for which he holds power of attorney to vote such shares.

(3) Includes 600,000 shares subject to presently exercisable options; 80,000 shares held of record by Brush Creek, Ltd., a limited partnership of which Mr. Wyly is a general partner; and 386,444 shares held of record by family trusts of which Mr. Wyly is Trustee.

(4) Includes 150,000 shares subject to presently exercisable options and 63,861 shares held of record by the Kelly W. Elliott Trust of which Mr. Sam Wyly is Trustee (which are also beneficially owned by Sam Wyly).

(5) Includes 63,334 shares subject to presently exercisable options and 1,200 shares held by a retirement account directed by Mr. French.

(6)  Includes 30,000 shares subject to presently exercisable options.

(7) Includes 200,000 shares subject to presently exercisable options; 187 shares held by Mr. Miller's spouse; and 11,450 shares owned pursuant to the 401(k) Plan.

(8)  Includes 30,000 shares subject to presently exercisable options.

(9)  Includes 150,000 shares subject to presently exercisable options.

(10) Includes 183,333 shares subject to presently exercisable options and 2,362 shares owned pursuant to the 401(k) Plan.

(11) Includes 110,500 shares subject to presently exercisable options and 7,639 shares owned pursuant to the 401(k) Plan.

(12) Includes 25,000 shares subject to presently exercisable options.

(13) Includes 17,776 shares subject to presently exercisable options.

(14) Based on a Schedule 13G/A filed with the Securities and Exchange Commission dated February 9, 1998, AMVESCAP PLC, a parent holding company, shares the power to dispose or to direct the disposition of, and to vote or direct the vote of, 2,245,000 shares of Common Stock.

(15) Based on a Schedule 13G filed with the Securities and Exchange Commission dated January 30, 1998, First Pacific Advisors, Inc., a registered investment advisor, shares the power to dispose or to direct the disposition of 2,178,216 shares of Common Stock and shares the power to vote or to direct the vote of 813,300 shares of Common Stock.

(16) Based on a schedule 13G filed with the Securities and Exchange Commission dated February 14, 1998, FMR Corp., a registered investment advisor, has the sole power to dispose or to direct the disposition of 1,650,045 shares of Common Stock and to vote or direct the vote of 474,600 shares of Common Stock.

(17) Based on a Schedule 13G/A filed with the Securities and Exchange Commission dated February 10, 1998, ICM Asset Management, Inc., a registered investment adviser, has the sole power to dispose or direct the disposition of 1,607,458 shares of Common Stock and shares the power to vote or direct the vote of 1,126,458 shares of Common Stock.

(18) The Wyly Group consists of Sam Wyly and Charles J. Wyly, Jr.  Based on a
     Schedule 13D/A filed with the Securities and Exchange Commission dated January 21, 1998, Sam Wyly shared voting and dispositive power with respect to 15,836 shares of Common Stock, and has sole dispositive power with respect to 2,046,069 shares of Common Stock and sole voting power with respect to 846,069 shares of Common Stock, and Charles J. Wyly, Jr. has sole dispositive power with respect to 1,066,444 shares of Common Stock and sole voting power with respect to 466,444 shares of Common Stock.

(19) Includes 93,332 shares subject to presently exercisable options and 200 shares held pursuant to the 401(k) Plan by 5 executive officers not named in the table.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Since the beginning of the Company's last fiscal year, the Company has not entered into any transaction or series of transactions that require disclosure by Regulation S-K Item 404 --Certain Relationships and Related Transactions, nor is any such transaction or series of transactions currently proposed.

                                  PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                       PAGE IN
                                                                       REPORT
                                                                       -------
(a)  The following documents are filed as part of this report:

     (1)  Financial Statements:

          Report of Independent Auditors . . . . . . . . . . . . . . .     31

          Consolidated Balance Sheets at January 31, 1998 and
          February 1, 1997 . . . . . . . . . . . . . . . . . . . . . .     32

          Consolidated Statements of Operations for the fiscal years ended January 31, 1998, February 1, 1997 and
          January 28, 1996. . . . . . . . . . . . . . . . . . . . . . .    33

          Consolidated Statements of Cash Flows for the fiscal years ended January 31, 1998, February 1, 1997 and
          January 28, 1996. . . . . . . . . . . . . . . . . . . . . . .    34

          Consolidated Statements of Stockholders' Equity for the fiscal years ended January 31, 1998, February 1, 1997 and
          January 28, 1996. . . . . . . . . . . . . . . . . . . . . . .    35

          Notes to Consolidated Financial Statements for the fiscal
          years ended January 31, 1998, February 1, 1997 and
          January 28, 1996. . . . . . . . . . . . . . . . . . . . . . .    36

          Unaudited Supplemental Quarterly Financial Data for the fiscal
          years ended January 31, 1998 and February 1, 1997. . . . . . .   44


     (2)  Financial Statement Schedules:

          All schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

     (3)  Exhibits:

          The Exhibits listed below and on the accompanying Index to Exhibits immediately following the financial statement schedules are incorporated herein, or incorporated by reference into this report.


          EXHIBIT
          NUMBER         DESCRIPTION OF EXHIBIT
          -------        ----------------------
          3.1            Bylaws of the Registrant, as amended and restated
                         (previously filed as Exhibit 3.1 to Form 10-K for
                         the year ended January 30, 1994,  filed by
                         Registrant on April 28, 1994, SEC File No. 94525504).

          3.2            Restated Certificate of Incorporation of the
                         Registrant (previously filed as Exhibit 4.1 to Form
                         S-8 (No. 33-54726), filed by Registrant on November
                         20, 1992, SEC File No. 92278746).

          4.1 Form of Common Stock Certificate (previously filed as Exhibit 4.1 to Form 10-K for the year ended
                         January 30, 1994,  filed by Registrant on April 28,
                         1994, SEC File No. 94525504).



          EXHIBIT
          NUMBER         DESCRIPTION OF EXHIBIT
          -------        ----------------------

          4.2            Indenture, dated as of January 22, 1993, between
                         Michaels Stores, Inc. and NationsBank of Texas,
                         N.A., as Trustee, including the form of 4 3/4% /
                         6 3/4% Step-up Convertible Subordinated Note included therein (previously filed as Exhibit 19.1 to Form
                         10-K for the year ended January 31, 1993, filed by Registrant on April 29, 1993, SEC File No. 93116847).

          4.3            Indenture, dated as of June 21, 1996, between
                         Michaels Stores, Inc. and The Bank of New York
                         (previously filed as Exhibit 19.1 to Form 10-Q for the quarter ended July 28, 1996, filed by Registrant on September 11, 1996, SEC File No.
                         (96628596).

          10.1 Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated, effective October 1, 1996
                         (previously filed as Exhibit 99.2 to Form 8-K, filed by Registrant on September 30, 1996, SEC File No.
                         96637219). *

          10.2           Michaels Stores, Inc. Employees 401(k) Trust, dated
                         July 11, 1996 (previously filed as Exhibit 99.3 to
                         Form 8-K, filed by Registrant on September 30, 1996,
                         SEC File No. 96637219).

          10.3           Form of Indemnity Agreement between Michaels Stores,
                         Inc. and certain officers and directors of the Registrant (previously filed as Exhibit 10.8 to Form
                         10-K for the year ended January 31, 1993, filed by Registrant on April 29, 1993, SEC File No. 93116847).

          10.4           Form of Employment Agreement between Michaels
                         Stores, Inc. and certain directors of the Registrant
                         (Filed herewith). *

          10.5           Form of Employment Agreement between Michaels
                         Stores, Inc. and Douglas B. Sullivan (Filed herewith). *

          10.6           Michaels Stores, Inc. Amended and Restated Key
                         Employee Stock Compensation Program (previously filed as Exhibit 10.9 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May
                         2, 1997, SEC File No. 97594651). *

          10.7           Michaels Stores, Inc. Amended and Restated 1992
                         Non-Statutory Stock Option Plan (previously filed as
                         Exhibit 99.1 to Form S-8 (No. 333-21407), filed by
                         Registrant on February 7, 1997, SEC File No.
                         97521153). *

          10.8           Second Amended and Restated Credit Agreement, dated
                         June 20, 1996, between Michaels Stores, Inc. and the lenders named therein (the "Credit Agreement")
                         (previously filed as Exhibit 10 to Form 8-K dated
                         June 20, 1996, filed by Registrant on September 26,
                         1996, SEC File No. 96635219).

          10.9           Waiver Agreement and First Amendment to Credit
                         Agreement, dated January 31, 1997 (previously filed as Exhibit 10.13 to Form 10-K for the year ended
                         February 1, 1997,  filed by Registrant on May 2,
                         1997, SEC File No. 97594651).

          10.10          Second Amendment to Credit Agreement, dated as of
                         March 11, 1997 (previously filed as Exhibit 10.14 to
                         Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 97594651).

          10.11          Michaels Stores Inc. Amended and Restated 1994
                         Non-Statutory Stock Option Plan (previously filed as
                         Exhibit 99.1 to Form S-8 (No. 333-21635), filed by
                         Registrant on February 12, 1997, SEC file No.
                         97527249). *

          10.12          Amended, Modified and Restated Master Lease
                         Agreement, dated as of December 18, 1995, between Jacksonville Funding Corporation as Lessor and
                         Michaels Stores, Inc., as Lessee (previously filed as Exhibit 10.17 to Form 10-K for the year ended
                         January 28, 1996, filed by Registrant on April 29,
                         1996, SEC File No. 96552931).



          EXHIBIT
          NUMBER         DESCRIPTION OF EXHIBIT
          -------        ----------------------

          10.13          Amendment No. 1 to Amended, Modified and Restated
                         Master Lease Agreement, dated as of April 22, 1996, between Jacksonville Funding Enterprises, LLC as
                         Lessor and Michaels Stores, Inc. as Lessee (Filed herewith).

          10.14          Amendment No. 2 to Amended, Modified and Restated
                         Master Lease Agreement, dated as of July 11, 1996, between Jacksonville Funding Enterprises, LLC as
                         Lessor and Michaels Stores, Inc. as Lessee (Filed herewith).

          10.15          Amendment No. 3 to Amended, Modified and Restated
                         Master Lease Agreement, dated as of August 15, 1996, between Jacksonville Funding Enterprises, LLC as
                         Lessor and Michaels Stores, Inc. as Lessee (Filed herewith).

          10.16          Amendment No. 4 to Amended, Modified and Restated
                         Master Lease Agreement and Waiver, dated as of March
                         11, 1997, between Jacksonville Funding Corporation as Lessor and Michaels Stores, Inc. as Lessee
                         (previously filed as Exhibit 10.17 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 97594651).

          10.17 Consulting Agreement, dated as of October 1, 1996, between Michaels Stores, Inc. and Michael C. French
                         (Filed herewith). *

          10.18          Term Lease Master Agreement between IBM Credit
                         Corporation as Lessor and Michaels Stores, Inc. as
                         Lessee (previously filed as Exhibit 10.18 to Form
                         10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 97594651).

          10.19 Agreement, dated as of January 30, 1996, by and between Michaels Stores, Inc. and Jack E. Bush
                         (previously filed as Exhibit 10.19 to Form 10-K for the year ended January 28, 1996, filed by Registrant on April 29, 1996, SEC File No.
                         96552931). *

          10.20 Agreement, dated as of April 26, 1996, by and between Michaels Stores, Inc. and Jack E. Bush
                         (Filed herewith). *

          10.21          Common Stock and Warrant Agreement, dated as of
                         October 16, 1984, between Michaels Stores, Inc. and
                         Peoples Restaurants, Inc., including form of Warrant
                         (previously filed as Exhibit 4.2 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 29, 1993, SEC File No. 93116847).

          10.22          First Amendment to Common Stock and Warrant
                         Agreement, dated October 31, 1984, between the First
                         Dallas Group, Ltd. and Michaels Stores, Inc.
                         (previously filed as Exhibit 4.3 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 29, 1993, SEC file No. 93116847).

          10.23          Second Amendment to Common Stock and Warrant
                         Agreement, dated November 28, 1984, between First
                         Dallas Investments-Michaels I, Ltd. and Michaels
                         Stores, Inc. (previously filed as Exhibit 4.4 to
                         Form 10-K for the year ended January 31, 1993, filed by Registrant on April 29, 1993, SEC File No.
                         93116847).

          10.24          Third Amendment to Common Stock and Warrant
                         Agreement, dated February 27, 1985, between First
                         Dallas Investments-Michaels I, Ltd., The First
                         Dallas Group, Ltd., Sam Wyly, Charles J. Wyly, Jr.
                         and Michaels Stores, Inc. (previously filed as
                         Exhibit 10.23  to Form S-1 (No. 33-09456), filed by
                         Registrant on October 14, 1986, SEC File No
                         86299802).

          10.25 Amendment to Common Stock and Warrant Agreement, dated as of September 1, 1992, between Michaels
                         Stores, Inc. and the other parties named therein
                         (previously filed as Exhibit 4.8 to Form S-8 (No.
                         33-54726), filed by Registrant on November 20, 1992,
                         SEC File No. 92278746).



          EXHIBIT
          NUMBER         DESCRIPTION OF EXHIBIT
          -------        ----------------------

          10.26          Stock Purchase Agreement, dated as of March 29,
                         1996, between Michaels Stores, Inc. and Fugue
                         Limited (previously filed as Exhibit  4.9 to Form
                         10-K for the year ended January 28, 1996, filed by Registrant on April 29, 1996, SEC File No. 96552931).

          10.27          Stock Purchase Agreement, dated as of March 29,
                         1996, between Michaels Stores, Inc. and Locke
                         Limited (previously filed as Exhibit  4.8 to Form
                         10-K for the year ended January 28, 1996, filed by Registrant on April 29, 1996, SEC File No. 96552931).

          10.28          Stock Purchase Agreement, dated as of March 29,
                         1996, between Michaels Stores, Inc. and Quayle
                         Limited (previously filed as Exhibit  4.7 to Form
                         10-K for the year ended January 28, 1996, filed by Registrant on April 29, 1996, SEC File No. 96552931).

          10.29 Option Agreement, dated as of December 23, 1996, between Michaels Stores, Inc. and Devotion Limited
                         (previously filed as Exhibit 10.28 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 97594651).

          10.30 Option Agreement, dated as of December 23, 1996, between Michaels Stores, Inc. and Elegance Limited
                         (previously filed as Exhibit 10.29 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 97594651).

          10.31          Form of 1998 Bonus Plan for R. Michael Rouleau
                         (Filed herewith). *

          10.32          Form of 1998 Bonus Plan for Executive Vice
                         Presidents (Filed herewith). *

          10.33          Employment Agreement, effective as of April 29,
                         1997, between Michaels Stores, Inc. and R. Michael
                         Rouleau (previously filed as Exhibit 10.32 to Form
                         10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 97594651). *

          10.34 Michaels Stores, Inc. Stock Option Agreement, dated as of June 6, 1997, between Michaels Stores, Inc.
                         and R. Michael Rouleau (previously filed as Exhibit
                         99.1 to Form S-8 (No. 333-29417), filed by
                         Registrant on June 17, 1997, SEC File No.
                         97625464). *

          10.35          Agreement, effective January 21, 1997, between
                         Michaels Stores, Inc. and R. Don Morris (previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended May 3, 1997, filed by Registrant on June 17,
                         1997, SEC File No. 97625145). *

          10.36          Michaels Stores, Inc. 1997 Employees Stock Purchase
                         Plan (previously filed as Exhibit 10.33 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 97594651). *

          10.37          Michaels Stores, Inc. 1997 Stock Option Plan
                         (previously filed as Exhibit 10.2 to Form 10-Q for quarter ended May 3, 1997, filed by Registrant on June 17, 1997, SEC File No. 97625145). *



          EXHIBIT
          NUMBER         DESCRIPTION OF EXHIBIT
          -------        ----------------------

          21.1      Subsidiaries of Michaels Stores, Inc. (Filed herewith).

          23.1      Consent of Ernst & Young LLP (Filed herewith).

          27.1      Financial Data Schedule (Filed herewith).


          --------------------
          * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to
               Item 14(c).

(b) No reports on Form 8-K were filed during the quarter ended January 31, 1998.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Michaels Stores, Inc.

We have audited the accompanying consolidated balance sheets of Michaels Stores, Inc. as of January 31, 1998 and February 1, 1997, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Michaels Stores, Inc. at January 31, 1998 and February 1, 1997, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles.

                                               /s/ Ernst & Young LLP

Dallas, Texas
March 10, 1998

MICHAELS STORES, INC.
--------------------------------------
--------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                         (In thousands except share data)

                                                                      JANUARY 31, 1998      FEBRUARY 1, 1997
                                                                      ----------------      ----------------
ASSETS

CURRENT ASSETS:
   Cash and equivalents                                                  $  162,283            $   59,069
   Merchandise inventories                                                  385,580               351,208
   Income taxes receivable and deferred income taxes                         11,291                15,207
   Prepaid expenses and other                                                14,029                12,059
                                                                         ----------            ----------
      Total current assets                                                  573,183               437,543
                                                                         ----------            ----------

PROPERTY AND EQUIPMENT, AT COST                                             331,755               294,022
   Less accumulated depreciation                                           (138,719)             (104,943)
                                                                         ----------            ----------
                                                                            193,036               189,079
                                                                         ----------            ----------
COSTS IN EXCESS OF NET ASSETS OF ACQUIRED OPERATIONS, NET                   136,827               140,697
DEFERRED INCOME TAXES                                                         2,695                10,550
OTHER ASSETS                                                                  2,753                 6,566
                                                                         ----------            ----------
                                                                            142,275               157,813
                                                                         ----------            ----------
                                                                         $  908,494            $  784,435
                                                                         ----------            ----------
                                                                         ----------            ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                      $  109,456            $  104,966
   Accrued liabilities and other                                            105,036                92,765
                                                                         ----------            ----------
      Total current liabilities                                             214,492               197,731
                                                                         ----------            ----------

SENIOR NOTES                                                                125,000               125,000
CONVERTIBLE SUBORDINATED NOTES                                               96,940                96,940
OTHER LONG-TERM LIABILITIES                                                  30,151                31,962
                                                                         ----------            ----------
      Total long-term liabilities                                           252,091               253,902
                                                                         ----------            ----------
                                                                            466,583               451,633
                                                                         ----------            ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.10 par value, 2,000,000 shares authorized,
      none issued                                                                --                    --
   Common stock, $.10 par value, 50,000,000 shares authorized,
      29,033,908 issued and outstanding (23,690,926 in fiscal 1996)           2,903                 2,369
   Additional paid-in capital                                               350,977               271,405
   Retained earnings                                                         88,031                59,028
                                                                         ----------            ----------
      Total stockholders' equity                                            441,911               332,802
                                                                         ----------            ----------
                                                                         $  908,494            $  784,435
                                                                         ----------            ----------
                                                                         ----------            ----------

        See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
--------------------------------------
--------------------------------------

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share data)

                                                                   FISCAL YEAR
                                                    ----------------------------------------
                                                       1997           1996           1995
                                                    ----------     ----------     ----------
NET SALES                                           $1,456,524     $1,378,277     $1,294,886
Cost of sales and occupancy expense                    988,990      1,003,815        936,537
Selling, general and administrative expense            398,592        395,449        373,395
                                                    ----------     ----------     ----------
OPERATING INCOME (LOSS)                                 68,942        (20,987)       (15,046)
Interest expense                                        23,448         21,038         16,841
Other (income) and expense, net                         (3,013)          (952)         2,952
                                                    ----------     ----------     ----------
INCOME (LOSS) BEFORE INCOME TAXES                       48,507        (41,073)       (34,839)
Provision (benefit) for income taxes                    18,430         (9,840)       (14,422)
                                                    ----------     ----------     ----------
NET INCOME (loss)                                   $   30,077     $  (31,233)    $  (20,417)
                                                    ----------     ----------     ----------
                                                    ----------     ----------     ----------
EARNINGS (LOSS) PER COMMON SHARE:
   Basic                                                 $1.11         $(1.35)        $(0.96)
   Diluted                                               $1.05         $(1.35)        $(0.96)

COMMON SHARES USED IN PER SHARE CALCULATIONS:
   Basic                                                27,215         23,180         21,354
   Diluted                                              28,664         23,180         21,354


      See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
--------------------------------------
--------------------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                   FISCAL YEAR
                                                    ----------------------------------------
                                                       1997           1996            1995
                                                    ----------     ----------      ---------
OPERATING ACTIVITIES:
   Net income (loss)                                $   30,077     $  (31,233)     $ (20,417)
   Adjustments:
      Depreciation                                      41,387         37,545         26,752
      Amortization                                       4,247          4,184          4,176
      Other                                              2,009          1,052            943
      Change in assets and liabilities excluding
         the effects of acquisitions:
         Merchandise inventories                       (34,372)        14,894         13,406
         Prepaid expenses and other                     (1,970)        (1,076)        (1,534)
         Deferred income taxes and other                17,604         (1,314)       (11,188)
         Accounts payable                                4,490          6,166         (6,585)
         Accrued liabilities and other                  14,435           (469)         3,695
                                                    ----------     ----------      ---------
            Net change in assets and liabilities           187         18,201         (2,206)
                                                    ----------     ----------      ---------
            Net cash provided by operating
               activities                               77,907         29,749          9,248
                                                    ----------     ----------      ---------

INVESTING ACTIVITIES:
         Additions to property and equipment           (43,997)       (33,609)       (54,906)
         Net proceeds from sales of property
            and equipment                                1,623            175          3,159
         Net proceeds from sales of investments          3,386          1,122         18,860
         Acquisitions and other                             --             --        (24,909)
                                                    ----------     ----------      ---------
            Net cash used in investing activities      (38,988)       (32,312)       (57,796)
                                                    ----------     ----------      ---------

FINANCING ACTIVITIES:
         Net borrowings (payments) under bank
            credit facilities                               --        (87,200)        46,100
         Payment of other long-term liabilities         (4,354)        (2,503)          (891)
         Proceeds from issuance of Senior Notes             --        120,542             --
         Proceeds from stock options exercised          61,309          3,299          4,443
         Proceeds from issuance of common stock
            and other                                    7,340         24,624           (141)
                                                    ----------     ----------      ---------
            Net cash provided by financing
               activities                               64,295         58,762         49,511
                                                    ----------     ----------      ---------

NET INCREASE IN CASH AND EQUIVALENTS                   103,214         56,199            963
CASH AND EQUIVALENTS AT BEGINNING OF YEAR               59,069          2,870          1,907
                                                    ----------     ----------      ---------
CASH AND EQUIVALENTS AT END OF YEAR                 $  162,283     $   59,069      $   2,870
                                                    ----------     ----------      ---------
                                                    ----------     ----------      ---------

Supplemental cash flow information:
   Cash paid for interest                           $   22,486     $   19,291      $  15,236
                                                    ----------     ----------      ---------
                                                    ----------     ----------      ---------
  Income tax refunds received                       $    4,858     $   17,366      $   2,155
                                                    ----------     ----------      ---------
                                                    ----------     ----------      ---------

     See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
--------------------------------------
--------------------------------------

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     For the Three Years Ended January 31, 1998
                          (In thousands except share data)

                                           ----------------------------------------------------------------------------
                                             Number                        Additional
                                               of            Common         paid-in          Retained
                                             shares           stock         capital          earnings           Total
                                           ----------------------------------------------------------------------------
BALANCE AT JANUARY 29, 1995                21,354,167        $2,135         $244,561         $109,221          $355,917
   Retirement of shares reacquired           (170,025)          (17)          (5,516)              --            (5,533)
   Adjustment for change in market
      value of marketable securities               --            --               --            1,514             1,514
   Exercise of stock options and other        319,968            32            4,280              160             4,472
   Net loss                                        --            --               --          (20,417)          (20,417)
                                           ----------        ------         --------         --------          --------

BALANCE AT JANUARY 28, 1996                21,504,110         2,150          243,325           90,478           335,953
   Proceeds from private placement          2,000,000           200           24,800               --            25,000
   Exercise of stock options and other        186,816            19            3,280             (217)            3,082
   Net loss                                        --            --               --          (31,233)          (31,233)
                                           ----------        ------         --------         --------          --------

BALANCE AT FEBRUARY 1, 1997                23,690,926         2,369          271,405           59,028           332,802
   Exercise of stock options and other      5,101,612           510           62,046           (1,074)           61,482
   Tax benefit from exercise of stock
     options                                       --            --            9,678               --             9,678
   Proceeds from Stock Purchase Plan          241,370            24            7,848               --             7,872
   Net income                                      --            --               --           30,077            30,077
                                           ----------        ------         --------         --------          --------

BALANCE AT JANUARY 31, 1998                29,033,908        $2,903         $350,977         $ 88,031          $441,911
                                           ----------        ------         --------         --------          --------
                                           ----------        ------         --------         --------          --------

        See accompanying notes to consolidated financial statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Michaels Stores, Inc. (the "Company") owns and operates a chain of 452 specialty retail stores in 45 states, Canada and Puerto Rico featuring arts, crafts, framing, floral, decorative wall decor and seasonal merchandise for the hobbyist and do-it-yourself home decorator. The Michaels stores typically carry approximately 36,000 items. The Company's wholly-owned subsidiary, Aaron Brothers, Inc., operates a chain of 74 framing and art supply stores. Aaron Brothers stores are located primarily on the West Coast.

FISCAL YEAR END

     The Company reports on the basis of a 52/53-week fiscal year which ends on the Saturday closest to January 31. Thus fiscal 1997 ("1997") and fiscal 1996 ("1996") ended on January 31, 1998 and February 1, 1997, respectively, and 1996 had 53 weeks. Previous fiscal years ended on the Sunday closest to January 31; thus fiscal 1995 ("1995") ended on January 28, 1996.

CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND EQUIVALENTS

     Cash and equivalents are generally comprised of highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost which approximates fair value.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to current year presentations.

MERCHANDISE INVENTORIES

     Store merchandise inventories are valued as determined by a retail inventory method at the lower of average cost or market. Distribution center inventories are valued at the lower of cost or market determined by the first-in, first-out method.

     Fiscal 1996 included a $41.2 million charge recorded in the third quarter to cover losses on a sale to liquidate merchandise that was eliminated following store resets, markdowns on discontinued furniture and other home decor merchandise, and reserves for the closure of four stores and the write-down of leasehold improvements in three stores.

     During 1995 the Company implemented an inventory SKU reduction program which resulted in charges of approximately $64.4 million primarily associated with the retail markdown of inventories.

PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Useful lives of buildings, fixtures and equipment, leasehold improvements, and capital leases for computer equipment are generally estimated to be 30, 8, 10 and 5 years, respectively. Amortization of assets recorded under capital leases and leasehold improvements is included in depreciation expense.

COSTS IN EXCESS OF NET ASSETS OF ACQUIRED OPERATIONS

     Costs in excess of net assets of acquired operations are being amortized over 40 years on a straight-line basis. Accumulated amortization was $17,862,000 and $14,061,000 as of the end of 1997 and 1996, respectively.
The Company assesses the recoverability of costs in excess of net assets acquired based on existing facts and circumstances. The Company periodically measures the recoverability of this asset based on projected undiscounted cash flows of the acquired operations. Should the Company's assessment indicate an impairment of this asset in the future, an appropriate write-down will be recorded.

ADVERTISING COSTS

     Advertising costs are expensed in the period in which the advertising first occurs. Net advertising expense was $55,143,000, $63,505,000 and $62,696,000 for 1997, 1996 and 1995, respectively.

STORE PRE-OPENING COSTS

     Store pre-opening costs are expensed in the fiscal year in which the store opens. The Company incurred store pre-opening costs of $2,376,000, $3,206,000 and $7,466,000 for 1997, 1996 and 1995, respectively.

REVENUE RECOGNITION

     Revenue from sales of the Company's merchandise and services is recognized at the time of the merchandise sale or when services are performed.

EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per common share amounts for all periods have been presented, and where appropriate restated, in conformity with Statement 128 requirements. The convertible subordinated notes were not included in the diluted earnings per common share calculation because they were antidilutive for the periods presented. The convertible subordinated notes could potentially affect diluted earnings per common share in the future.

     The following table sets forth the computation of basic and diluted earnings per common share:

                                                                1997            1996           1995
                                                             ----------     ----------      ----------
                                                              (In thousands except per share amounts)

Numerator:
   Net income                                                $   30,077     $  (31,233)     $  (20,417)
                                                             ----------     ----------      ----------
                                                             ----------     ----------      ----------

Denominator:
   Denominator for basic earnings per share -
      weighted average shares                                    27,215         23,180          21,354

Effect of dilutive securities:
   Employee stock options                                         1,449             --              --
                                                             ----------     ----------      ----------

Denominator for diluted earnings per share -
   adjusted weighted average shares and assumed
   conversions                                                   28,664         23,180          21,354
                                                             ----------     ----------      ----------
                                                             ----------     ----------      ----------

Basic earnings (loss) per common share                            $1.11         $(1.35)         $(0.96)
                                                                  -----         ------          ------
                                                                  -----         ------          ------

Diluted earnings (loss) per common share                          $1.05         $(1.35)         $(0.96)
                                                                  -----         ------          ------
                                                                  -----         ------          ------


NOTE 2 - DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

                                                                               1997            1996
                                                                            ----------      ----------
                                                                                   (In thousands)
Property and equipment:
   Land and buildings                                                       $    3,119      $    3,284
   Fixtures and equipment                                                      221,906         193,703
   Leasehold improvements                                                       82,832          73,616
   Capital leases                                                               23,898          23,419
                                                                            ----------      ----------
                                                                            $  331,755      $  294,022
                                                                            ----------      ----------
                                                                            ----------      ----------

Accrued liabilities and other:
   Salaries, bonuses and other payroll-related costs                        $   39,031      $   23,946
   Taxes, other than income and payroll                                         16,220          16,097
   Rent                                                                          7,485           9,019
   Current portion of capital lease obligations                                  4,662           4,215
   Other                                                                        37,638          39,488
                                                                            ----------      ----------
                                                                            $  105,036      $   92,765
                                                                            ----------      ----------
                                                                            ----------      ----------

NOTE 3 - DEBT

            In June 1996 the Company completed a public offering of $125 million of Senior Notes (the "Notes"). The Notes bear interest at a rate of 10-7/8% payable June 15 and December 15 of each year and mature on June 15, 2006. Until June 15, 1999, the Company may redeem, at its option, up to an aggregate of $25 million principal amount of the Notes at 110.00%, plus accrued interest to the date of redemption, with the net proceeds of one or more equity offerings if at least $100 million aggregate principal amount of the Notes remains outstanding after each redemption. On or after June 15, 2001, the Notes are redeemable at the option of the Company, in whole or in part, at redemption prices ranging from 105.44% in 2001 to 100.00% in 2004, plus accrued interest to the date of redemption. In addition, the Indenture under which the Notes have been issued contains certain covenants, including but not limited to restrictions on (1) debt; (2) payments such as dividends, repurchases of the Company's Common Stock or repurchases of subordinated obligations; (3) distributions from subsidiaries; (4) sales of assets; (5) transactions with affiliates; (6) liens; and (7) mergers, consolidations and transfers of all or substantially all assets. The Company used the full amount of the net proceeds from the sale of the Notes to reduce indebtedness under the Credit Agreement (as defined below). The fair value, based on dealer quotes, of the outstanding Notes as of January 31, 1998 and February 1, 1997 was $139.5 million and $121.9 million, respectively.

     In January 1993 the Company issued $97.75 million of convertible subordinated notes ("Subordinated Notes") due January 15, 2003. Interest, payable semi-annually on January 15 and July 15, was computed at the rate of 4-3/4% from the date of issuance to January 15, 1996, and at 6-3/4% thereafter. Interest expense is accrued by the Company based on an effective interest rate of 6.38% (including amortization of deferred issuance costs) over the full term. The Subordinated Notes are redeemable at the option of the Company at redemption prices ranging from 103.16% currently to 100.00% in 2003, and are not entitled to any sinking fund. They are convertible into the Company's Common Stock at any time, at a conversion price of $38 per share. A total of 2,551,053 shares of Common Stock are reserved for conversion. The fair value, based on dealer quotes, of the outstanding Subordinated Notes as of January 31, 1998 and February 1, 1997 was $100.3 million and $76.7 million, respectively.

     The Company has a bank credit agreement ("Credit Agreement") which includes an unsecured revolving line of credit and provides for the issuance of commercial letters of credit. There were no borrowings outstanding under the Credit Agreement at January 31, 1998 and February 1, 1997. The weighted average interest rate for outstanding borrowings was 7.2% during 1996. Borrowings under the Credit Agreement are limited to the lesser of $100 million or the Company's borrowing base (as defined in the Credit Agreement, $72.7 million at January 31, 1998), in either case minus the aggregate amount of letters of credit outstanding. The Company is required to pay a commitment fee of .5% on the unused portion of the revolving line of credit. The Credit Agreement requires the Company to maintain various financial ratios and restricts the Company's ability to pay dividends. The Credit Agreement expires in June 1999.

NOTE 4 - INCOME TAXES

            Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities as of the respective year end balance sheets are as follows:

                                                                               1997            1996
                                                                            ----------      ----------
                                                                                   (In thousands)

Deferred tax assets:
   Net operating loss, general business credit and alternative minimum
      tax credit carryforwards                                              $   41,748      $   41,435
   Accrued expenses                                                             15,392           9,533
   Other                                                                         4,669           3,728
                                                                            ----------      ----------
      Deferred tax assets                                                       61,809          54,696
   Valuation allowance                                                         (15,258)        (15,551)
                                                                            ----------      ----------
      Total deferred tax assets                                                 46,551          39,145
                                                                            ----------      ----------

Deferred tax liabilities:
   Depreciation and amortization                                                22,261          19,273
   Other                                                                        11,974           5,962
                                                                            ----------      ----------
      Total deferred tax liabilities                                            34,235          25,235
                                                                            ----------      ----------
Net deferred tax assets                                                     $   12,316      $   13,910
                                                                            ----------      ----------
                                                                            ----------      ----------

          The federal and state income tax provision (benefit) is as follows:

                                                                1997            1996           1995
                                                             ----------     ----------      ----------
                                                                          (In thousands)
Federal:
   Current                                                   $   15,946     $   (9,250)     $  (18,202)
   Deferred                                                       3,581           (590)          9,749
                                                             ----------     ----------      ----------
Total federal                                                    19,527         (9,840)         (8,453)
                                                             ----------     ----------      ----------

State:
   Current                                                          890             --          (5,089)
   Deferred                                                      (1,987)            --            (880)
                                                             ----------     ----------      ----------
Total state                                                      (1,097)            --          (5,969)
                                                             ----------     ----------      ----------
   Total provision (benefit)                                 $   18,430     $   (9,840)     $  (14,422)
                                                             ----------     ----------      ----------
                                                             ----------     ----------      ----------


          Reconciliation between the actual income tax provision (benefit) and the income tax provision (benefit) calculated by applying the federal statutory rate is as follows:

                                                                1997            1996           1995
                                                             ----------     ----------      ----------
                                                                          (In thousands)
Income tax provision (benefit) at statutory rate             $   16,978     $  (14,376)     $  (12,194)
Foreign loss not benefited                                        1,597          2,602             596
Increase in valuation allowance                                      --          3,271              --
State income taxes, net of federal income tax effect               (239)            --          (3,879)
Amortization of intangibles and other                                94         (1,337)          1,055
                                                             ----------     ----------      ----------
                                                             $   18,430     $   (9,840)     $  (14,422)
                                                             ----------     ----------      ----------
                                                             ----------     ----------      ----------


     At January 31, 1998, the Company had federal and state net operating loss carryforwards to reduce future taxable income of approximately $67 million and $146 million, respectively, expiring at various dates between 1998 and 2012. When realized, the federal and state tax benefit associated with approximately $9 million and $13 million, respectively, of such carryforwards will be applied to reduce goodwill. The Company also has tax credit carryforwards of approximately $8 million available to offset future income taxes.

NOTE 5 - STOCKHOLDERS' EQUITY

            In April 1996 the Company completed a private placement of 2,000,000 shares of the Company's Common Stock at a price of $12.50 per share (the "Private Placement"). The Common Stock was sold through three private transactions with separate entities owned by independent trusts of which family members of Sam Wyly and Charles J. Wyly, Jr. (the "Wyly Family") are beneficiaries. Sam Wyly and Charles J. Wyly, Jr. are Chairman and Vice Chairman of the Board of Directors of the Company, respectively. The shares of Common Stock sold in the Private Placement are subject to certain restrictions on future transfer. In addition, the Company will be required to register the shares issued in the Private Placement pursuant to the Securities Act of 1933, as amended, upon demand by the holders of the shares.

     In February 1997 options to purchase 2,000,000 shares of the Company's Common Stock were exercised through private transactions with entities owned by independent trusts of which Wyly Family members are beneficiaries. The shares are subject to various restrictions on future transfers. The options were purchased in December of 1996 with an exercise price equal to the then current market price. The exercise of the options provided the Company with $20 million of additional capital in 1997.

     In October 1997 the Company began issuing Common Stock through its Dividend Reinvestment and Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan provides owners of shares of Common Stock and other interested investors with a convenient and economical method to purchase Common Stock. The Stock Purchase Plan also provides the Company with a cost-efficient and flexible mechanism to raise equity capital. The Company may establish a discount of 0% to 5% in certain transactions to purchase shares under the Stock Purchase Plan. During 1997 the Company issued 241,370 shares through the Stock Purchase Plan generating $7,872,000 in new equity.

     Select employees and key advisors of the Company, including directors, may participate in the 1997 Stock Option Plan (the "Plan"), with an aggregate of 4,791,214 shares of Common Stock available currently for issuance thereunder. Options issued under the Plan to key employees generally vest over a two year period following the date of grant and those issued to directors generally vest immediately.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options. The exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant and, as a result, the Company does not recognize compensation expense for stock option grants in accordance with the provisions of APB 25.

     Pro forma information regarding net income and earnings per share, as required by the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for the options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 5.69%, 6.08% and 6.12%; no dividend yield; volatility factors of the expected market price of the Company's Common Stock of 54.7%, 56.6% and 56.6%; and a weighted average expected life of the options of 1.81,
2.95 and 2.95 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate. In addition, options vest over several years and additional option grants are expected. As a result, the Company believes the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and the effects of the following hypothetical calculations are not likely to be representative of similar future calculations.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                1997            1996           1995
                                                             ----------     ----------      ----------
                                                               (In thousands except per share amounts)
Pro forma net income (loss)                                     $15,477       $(50,694)       $(28,055)

Pro forma earnings (loss) per common share:
   Basic                                                          $0.57         $(2.19)         $(1.31)
   Diluted                                                        $0.54         $(2.19)         $(1.31)

          For 1997, 1996 and 1995, the Company's stock option activity is summarized below:

                                                       1997                       1996                          1995
                                              ----------------------       ---------------------        ----------------------
                                                            WEIGHTED                    WEIGHTED                      WEIGHTED
                                                            AVERAGE                     AVERAGE                       AVERAGE
                                                            EXERCISE                    EXERCISE                      EXERCISE
                                              OPTIONS        PRICE         OPTIONS       PRICE          OPTIONS        PRICE
                                              -------       --------       -------      --------        -------       --------
                                                                  (In thousands except per share amounts)

Outstanding at beginning of year                7,540       $  12.07         4,067      $  16.48          3,336       $  26.28
Granted                                         4,368          21.60         4,214         11.72          3,031          16.81
Exercised                                      (5,102)         12.32          (187)        12.31           (320)         11.86
Forfeited/Expired                                (179)         14.26          (554)        14.09         (1,980)         19.87
                                              -------       --------       -------      --------        -------       --------

Outstanding at end of year                      6,627       $  18.10         7,540      $  12.07          4,067     $    16.48
                                              -------       --------       -------      --------        -------       --------
                                              -------       --------       -------      --------        -------       --------

Exercisable at end of year                      4,857       $  17.72         5,117      $  11.86            345     $    15.85
Weighted average fair value of options
   granted during the year                                  $   4.67                    $   3.48                    $     7.20


     Exercise prices for options outstanding as of January 31, 1998 ranged from $10 to $32-3/8. The weighted average remaining contractual life of the options is 2.5 years.

NOTE 6 - RETIREMENT PLAN

     The Company sponsors a 401(k) savings plan (the "401(k) Plan") for eligible employees of the Company and certain of its subsidiaries. Participation in the 401(k) Plan is voluntary and available to any employee who is 21 years of age and has completed 500 hours of service in a six-month eligibility period. Participants may elect to contribute up to 15% of their compensation on an after-tax basis. In accordance with the provisions of the 401(k) Plan, the Company makes a matching contribution to the account of each participant in an amount equal to 50% of the first 6% of eligible compensation contributed by each participant not to exceed 3% of the participant's total compensation for the year. The Company's matching contribution expense, net of forfeitures, was $1,095,000, $1,338,000 and $945,000 for 1997, 1996 and 1995, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     The Company operates stores and uses distribution centers, office facilities and equipment generally leased under noncancellable operating leases, the majority of which provide for renewal options. In addition, the Company also leases its POS system under a five year capital lease with IBM at an interest rate of approximately 8% (the "IBM Capital Lease"). Financing activities not affecting cash during 1997, 1996 and 1995 included capital lease obligations incurred in connection with the IBM Capital Lease of $2,515,000, $18,879,000 and $4,496,000, respectively. Future minimum annual rental commitments for all noncancellable leases as of January 31, 1998 are as follows:

                                                 Operating             Capital
                                                  leases               leases
                                                 ---------            --------
                                                        (In thousands)
For the Fiscal Year:
   1998                                          $  97,840            $  5,834
   1999                                             90,344               5,834
   2000                                             81,077               5,744
   2001                                             73,011               2,332
   2002                                             66,067                 158
   Thereafter                                      192,239                  --
                                                 ---------            --------

Total minimum rental commitments                 $ 600,578              19,902
                                                 ---------
                                                 ---------
Less: amounts representing interest                                      2,291
                                                                      --------
Present value of obligations                                            17,611
Less: current portion                                                    4,662
                                                                      --------
Long-term obligations                                                 $ 12,949
                                                                      --------
                                                                      --------

     Rental expense applicable to noncancellable operating leases was $92,659,000, $87,941,000 and $81,036,000 in 1997, 1996 and 1995, respectively.

     The Company has entered into operating leases for two distribution facilities that require that the Company guarantee payment of the residual value of the property to the lessor at the end of each lease. As of January 31, 1998, the guaranteed residual value of assets subject to these leases was $24,099,000.

CONTINGENCIES

     In August 1995, two lawsuits were filed by certain security holders against the Company and certain present and former officers and directors seeking class action status on behalf of purchasers of the Company's Common Stock between February 1, 1995 and August 23, 1995. Among other things, the plaintiffs alleged that misstatements and omissions by the defendants relating to projected and historical operating results, inventory and other matters involving future plans resulted in an inflation of the price of the Company's Common Stock during the period between February 1, 1995 and August 23, 1995. The plaintiffs sought on behalf of the class an unspecified amount of compensatory damages and reimbursement for the plaintiffs' fees and expenses. The United States District Court for the Northern District of Texas consolidated the two lawsuits on November 16, 1995. On December 22, 1997, the District Court approved a settlement in which the defendants agreed to pay $6.25 million, and the lawsuit was dismissed with prejudice on January 27, 1998. After giving effect to prior expenditures for costs incurred in defending the lawsuit, substantially all of the settlement amount was covered by insurance.

     A lawsuit was commenced against the Company and several other parties on September 19, 1994 in the Superior Court of Stanislaus County, California, on behalf of a former employee, Naomi Snyder, her child, and her husband. The complaint alleges that the former employee and her then-unborn child were exposed to excessive levels of carbon monoxide in one of the Company's stores caused by a propane gas powered floor buffer which was operated by an outside cleaning service, resulting, among other things, in severe and permanent injuries to the child. Plaintiffs' Statement of Damages, filed on or about January 26, 1995, seeks $11 million. On April 10, 1995 the trial court ruled the plaintiff's pleadings did not state a cause of action against the Company upon which relief could be granted. However, the ruling by the trial court was overturned by the Court of Appeals of the State of California, Fifth Appellate District, on September 23, 1996. On October 30, 1997, the California Supreme Court sustained the appellate court ruling and remanded the case to the trial court, and discovery is proceeding. The Company believes it has meritorious defenses to this action and will defend itself vigorously.

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

                        UNAUDITED SUPPLEMENTAL QUARTERLY FINANCIAL DATA

                                                    First        Second         Third        Fourth
                                                   Quarter       Quarter       Quarter       Quarter
                                                   ---------------------------------------------------
                                                          (In thousands except per share data)
1997:
Net sales                                          $ 321,318     $ 278,038     $ 350,070     $ 507,098
Cost of sales and occupancy expense                  220,128       190,998       237,528       340,336
Operating income (loss)                                9,306         1,493        12,943        45,200
Net income (loss)                                      3,170        (2,895)        4,422        25,380
Earnings (loss) per common share (2):
  Basic                                                $0.13       $(0.11)         $0.16         $0.88
  Diluted                                              $0.12       $(0.11)         $0.15         $0.79
Common shares used in per share calculations:
  Basic                                               25,229        26,299        28,423        28,908
  Diluted (3)                                         26,186        26,299        30,149        33,292

1996:
Net sales                                          $ 301,875     $ 260,476     $ 322,221     $ 493,705
Cost of sales and occupancy expense                  205,067       184,574       259,928       354,246
Operating income (loss)                                7,838       (8,079)       (37,619)(1)    16,873
Net income (loss)                                      2,725       (7,933)       (34,230)        8,205
Earnings (loss) per common share (2):
  Basic                                                $0.12       $(0.34)        $(1.45)        $0.35
  Diluted                                              $0.12       $(0.34)        $(1.45)        $0.35
Common shares used in per
share calculations:
  Basic                                               22,032        23,532         23,553       23,575
  Diluted                                             22,374        23,532         23,553       23,625

(1) Includes effect of an unusual pre-tax charge of $41.2 million for costs associated with a sale to liquidate merchandise that was eliminated following store resets, markdowns on discontinued furniture and other home decor merchandise, and reserves for the closure of four stores and the write-down of leasehold improvements in three stores.

(2) The 1996 and first three quarters of 1997 earnings per common share amounts have been restated to comply with Statement 128.

(3) The convertible subordinated notes were not included in the diluted earnings per common share calculation for the first, second and third quarter because they were antidilutive. The convertible subordinated notes were included in the diluted earnings per common share in the fourth quarter.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MICHAELS STORES, INC.

Date:  May 1, 1998              By:   /S/ R. MICHAEL ROULEAU
                                ------------------------------------------
                                              R. Michael Rouleau
                                   PRESIDENT AND  CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

--------------------------------------------                   Chairman of the                     May 1, 1998
    Sam Wyly                                                 Board of Directors



 /S/      CHARLES J. WYLY, JR.                              Vice Chairman of the                   May 1, 1998
--------------------------------------------                 Board of Directors
     Charles J. Wyly, Jr.



 /S/      R. MICHAEL ROULEAU                        President and Chief Executive Officer          May 1, 1998
--------------------------------------------            (Principal Executive Officer)
     R. Michael Rouleau


 /S/      BRYAN M. DECORDOVA                              Executive Vice President--               May 1, 1998
--------------------------------------------                Chief Financial Officer
     Bryan M. DeCordova                                    (Principal Financial and
                                                              Accounting Officer)


 /S/      F. JAY TAYLOR                                            Director                        May 1, 1998
--------------------------------------------
     F. Jay Taylor


 /S/      RICHARD E. HANLON                                        Director                        May 1, 1998
--------------------------------------------
     Richard E. Hanlon


 /S/      DONALD R. MILLER, JR.                                  Director and                      May 1, 1998
--------------------------------------------          Vice President--Market Development
     Donald R. Miller, Jr.


 /S/      KELLY ELLIOTT
--------------------------------------------                       Director                        May 1, 1998
     Kelly Elliott


 /S/      MICHAEL C. FRENCH                                        Director                        May 1, 1998
--------------------------------------------
     Michael C. French


 /S/      EVAN A. WYLY                                             Director                        May 1, 1998
--------------------------------------------
     Evan A. Wyly

                                                                EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBIT
-------   ----------------------
3.1  -    Bylaws of the Registrant, as amended and restated (previously filed as Exhibit 3.1 to Form 10-K for the year ended January 30, 1994, filed by Registrant on April 28, 1994, SEC File No. 94525504).

3.2  -    Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 4.1 to Form S-8 (No. 33-54726), filed by
          Registrant on November 20, 1992, SEC File No. 92278746).

4.1  -    Form of Common Stock Certificate (previously filed as Exhibit 4.1 to Form 10-K for the year ended January 30, 1994, filed by
          Registrant on April 28, 1994, SEC File No. 94525504).

4.2  -    Indenture, dated as of January 22, 1993, between Michaels Stores,
          Inc. and NationsBank of Texas, N.A., as Trustee, including the form of 4 3/4% / 6 3/4% Step-up Convertible Subordinated Note included therein (previously filed as Exhibit 19.1 to Form 10-K for the year ended January 31, 1993,  filed by Registrant on April 29, 1993, SEC
          File No. 93116847).

4.3  -    Indenture, dated as of June 21, 1996, between Michaels Stores, Inc.
          and The Bank of New York (previously filed as Exhibit 19.1 to Form
          10-Q for the quarter ended July 28, 1996,  filed by Registrant on
          September 11, 1996, SEC File No. (96628596).

10.1 - Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated, effective October 1, 1996 (previously filed as Exhibit
          99.2 to Form 8-K, filed by Registrant on September 30, 1996, SEC
          File No. 96637219). *

10.2 -    Michaels Stores, Inc. Employees 401(k) Trust, dated July 11, 1996
          (previously filed as Exhibit 99.3 to Form 8-K, filed by Registrant on September 30, 1996, SEC File No. 96637219).

10.3 - Form of Indemnity Agreement between Michaels Stores, Inc. and certain officers and directors of the Registrant (previously filed as Exhibit 10.8 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 29, 1993, SEC File No. 93116847).

10.4 - Form of Employment Agreement between Michaels Stores, Inc. and certain directors of the Registrant (Filed herewith). *

10.5 -    Form of Employment Agreement between Michaels Stores, Inc. and
          Douglas B. Sullivan (Filed herewith). *

10.6 -    Michaels Stores, Inc. Amended and Restated Key Employee Stock
          Compensation Program (previously filed as Exhibit 10.9 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 97594651). *

10.7 -    Michaels Stores, Inc. Amended and Restated 1992 Non-Statutory Stock
          Option Plan (previously filed as Exhibit 99.1 to Form S-8 (No.
          333-21407), filed by Registrant on February 7, 1997, SEC File No.
          97521153). *

10.8 - Second Amended and Restated Credit Agreement, dated June 20, 1996, between Michaels Stores, Inc. and the lenders named therein (the
          "Credit Agreement") (previously filed as Exhibit 10 to Form 8-K dated June 20, 1996, filed by Registrant on September 26, 1996, SEC
          File No. 96635219).

10.9 -    Waiver Agreement and First Amendment to Credit Agreement, dated
          January 31, 1997 (previously filed as Exhibit 10.13 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 97594651).

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBIT
-------   ----------------------
10.10 -   Second Amendment to Credit Agreement, dated as of March 11, 1997
          (previously filed as Exhibit 10.14 to Form 10-K for the year ended
          February 1, 1997, filed by Registrant on May 2, 1997, SEC File No.
          97594651).

10.11 -   Michaels Stores Inc. Amended and Restated 1994 Non-Statutory Stock
          Option Plan (previously filed as Exhibit 99.1 to Form S-8 (No.
          333-21635), filed by Registrant on February 12, 1997, SEC file No.
          97527249). *

10.12 -   Amended, Modified and Restated Master Lease Agreement, dated as of
          December 18, 1995, between Jacksonville Funding Corporation as
          Lessor and Michaels Stores, Inc., as Lessee (previously filed as
          Exhibit 10.17 to Form 10-K for the year ended January 28, 1996, filed by Registrant on April 29, 1996, SEC File No. 96552931).

10.13 -   Amendment No. 1 to Amended, Modified and Restated Master Lease
          Agreement, dated as of April 22, 1996, between Jacksonville Funding
          Enterprises, LLC as Lessor and Michaels Stores, Inc. as Lessee
          (Filed herewith).

10.14 -   Amendment No. 2 to Amended, Modified and Restated Master Lease
          Agreement, dated as of July 11, 1996, between Jacksonville Funding
          Enterprises, LLC as Lessor and Michaels Stores, Inc. as Lessee
          (Filed herewith).

10.15 -   Amendment No. 3 to Amended, Modified and Restated Master Lease
          Agreement, dated as of August 15, 1996, between Jacksonville
          Funding Enterprises, LLC as Lessor and Michaels Stores, Inc. as
          Lessee  (Filed herewith).

10.16 -   Amendment No. 4 to Amended, Modified and Restated Master Lease
          Agreement and Waiver, dated as of March 11, 1997, between Jacksonville Funding Corporation as Lessor and Michaels Stores,
          Inc. as Lessee (previously filed as Exhibit 10.17 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 97594651).

10.17 -   Consulting Agreement, dated as of October 1, 1996, between Michaels
          Stores, Inc. and Michael C. French (Filed herewith). *

10.18 -   Term Lease Master Agreement between IBM Credit Corporation as
          Lessor and Michaels Stores, Inc. as Lessee (previously filed as
          Exhibit 10.18 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 97594651).

10.19 -   Agreement, dated as of January 30, 1996, by and between Michaels
          Stores, Inc. and Jack E. Bush (previously filed as Exhibit 10.19 to
          Form 10-K for the year ended January 28, 1996, filed by Registrant on April 29, 1996, SEC File No. 96552931). *

10.20 -   Agreement, dated as of April 26, 1996, by and between Michaels
          Stores, Inc. and Jack E. Bush (Filed herewith). *

10.21 - Common Stock and Warrant Agreement, dated as of October 16, 1984, between Michaels Stores, Inc. and Peoples Restaurants, Inc., including form of Warrant (previously filed as Exhibit 4.2 to Form
          10-K for the year ended January 31, 1993, filed by Registrant on April 29, 1993, SEC File No. 93116847).

10.22 -   First Amendment to Common Stock and Warrant Agreement, dated
          October 31, 1984, between the First Dallas Group, Ltd. and Michaels
          Stores, Inc. (previously filed as Exhibit 4.3 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 29, 1993,
          SEC file No. 93116847).

10.23 -   Second Amendment to Common Stock and Warrant Agreement, dated
          November 28, 1984, between First Dallas Investments-Michaels I,
          Ltd. and Michaels Stores, Inc. (previously filed as Exhibit 4.4 to
          Form 10-K for the year ended January 31, 1993, filed by Registrant on April 29, 1993, SEC File No. 93116847).

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBIT
-------   ----------------------
10.24 -   Third Amendment to Common Stock and Warrant Agreement, dated
          February 27, 1985, between First Dallas Investments-Michaels I,
          Ltd., The First Dallas Group, Ltd., Sam Wyly, Charles J. Wyly, Jr.
          and Michaels Stores, Inc. (previously filed as Exhibit 10.23  to
          Form S-1 (No. 33-09456), filed by Registrant on October 14, 1986,
          SEC File No 86299802).

10.25 -   Amendment to Common Stock and Warrant Agreement, dated as of
          September 1, 1992, between Michaels Stores, Inc. and the other parties named therein (previously filed as Exhibit 4.8 to Form S-8
          (No. 33-54726), filed by Registrant on November 20, 1992, SEC File
          No. 92278746).

10.26 -   Stock Purchase Agreement, dated as of March 29, 1996, between
          Michaels Stores, Inc. and Fugue Limited (previously filed as
          Exhibit 4.9 to Form 10-K for the year ended January 28, 1996, filed by Registrant on April 29, 1996, SEC File No. 96552931).

10.27 -   Stock Purchase Agreement, dated as of March 29, 1996, between
          Michaels Stores, Inc. and Locke Limited (previously filed as
          Exhibit 4.8 to Form 10-K for the year ended January 28, 1996, filed by Registrant on April 29, 1996, SEC File No. 96552931).

10.28 -   Stock Purchase Agreement, dated as of March 29, 1996, between
          Michaels Stores, Inc. and Quayle Limited (previously filed as
          Exhibit 4.7 to Form 10-K for the year ended January 28, 1996, filed by Registrant on April 29, 1996, SEC File No. 96552931).

10.29 -   Option Agreement, dated as of December 23, 1996, between Michaels
          Stores, Inc. and Devotion Limited (previously filed as Exhibit
          10.28 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 97594651).

10.30 -   Option Agreement, dated as of December 23, 1996, between Michaels
          Stores, Inc. and Elegance Limited (previously filed as Exhibit
          10.29 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 97594651).

10.31 -   Form of 1998 Bonus Plan for R. Michael Rouleau (Filed herewith). *

10.32 - Form of 1998 Bonus Plan for Executive Vice Presidents (Filed herewith). *

10.33 -   Employment Agreement, effective as of April 29, 1997, between
          Michaels Stores, Inc. and R. Michael Rouleau (previously filed as
          Exhibit 10.32 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 97594651). *

10.34 -   Michaels Stores, Inc. Stock Option Agreement, dated as of June 6,
          1997, between Michaels Stores, Inc. and R. Michael Rouleau
          (previously filed as Exhibit 99.1 to Form S-8 (No. 333-29417), filed by Registrant on June 17, 1997, SEC File No. 97625464). *

10.35 -   Agreement, effective January 21, 1997, between Michaels Stores,
          Inc. and R. Don Morris (previously filed as Exhibit 10.1 to Form
          10-Q for the quarter ended May 3, 1997, filed by Registrant on June
          17, 1997, SEC File No. 97625145). *

10.36 -   Michaels Stores, Inc. 1997 Employees Stock Purchase Plan
          (previously filed as Exhibit 10.33 to Form 10-K for the year ended
          February 1, 1997, filed by Registrant on May 2, 1997, SEC File No.
          97594651). *

10.37 -   Michaels Stores, Inc. 1997 Stock Option Plan (previously filed as
          Exhibit 10.2 to Form 10-Q for quarter ended May 3, 1997, filed by
          Registrant on June 17, 1997, SEC File No. 97625145). *

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBIT
-------   ----------------------
21.1 -    Subsidiaries of Michaels Stores, Inc. (Filed herewith).

23.1 -    Consent of Ernst & Young LLP (Filed herewith).

27.1 -    Financial Data Schedule (Filed herewith).

-------------------------------------------------------------------------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c).