Form 10-Q
period 1998-05-02
MICHAELS STORES INC
filed 1998-06-16
CIK 740670

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended May 2, 1998

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

                            (972) 409-1300
         (Registrant's telephone number, including area code)
                         _____________________


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

                                         Shares Outstanding as of
         Title                                 June 10, 1998
         _____                                 _____________

Common stock, par value $.10 per share           29,589,819

                           MICHAELS STORES, INC
                                 FORM 10-Q
                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
____________________________

                           MICHAELS STORES, INC.
                        CONSOLIDATED BALANCE SHEETS
                     (In thousands except share data)
                                (Unaudited)

                                          May 2, 1998   January 31, 1998
                                          ___________   ________________
ASSETS

Current assets:
  Cash and equivalents                     $ 140,456        $ 162,283
  Merchandise inventories                    448,922          385,580
  Income taxes receivable and
    deferred income taxes                     11,521           11,291
  Prepaid expenses and other                  13,814           14,029
                                           _________        _________
    Total current assets                     614,713          573,183
                                           _________        _________

Property and equipment, at cost              351,327          331,755
  Less accumulated depreciation             (147,472)        (138,719)
                                           _________        _________
                                             203,855          193,036
                                           _________        _________

Costs in excess of net assets of
  acquired operations, net                   135,860          136,827
Deferred income taxes                          3,833            2,695
Other assets                                   2,642            2,753
                                           _________        _________
                                             142,335          142,275
                                           _________        _________
                                           $ 960,903        $ 908,494
                                           _________        _________
                                           _________        _________

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                         $ 148,481        $ 109,456
  Accrued liabilities and other               99,499          105,036
                                           _________        _________
    Total current liabilities                247,980          214,492
                                           _________        _________

Senior notes                                 125,000          125,000
Convertible subordinated notes                96,940           96,940
Other long-term liabilities                   29,605           30,151
                                           _________        _________
    Total long-term liabilities              251,545          252,091
                                           _________        _________
                                             499,525          466,583
                                           _________        _________

Commitments and contingencies

Stockholders' equity:
  Common stock, 29,561,142 shares
    outstanding                                2,956            2,903
  Additional paid-in capital                 364,642          350,977
  Retained earnings                           93,780           88,031
                                           _________        _________
    Total stockholders' equity               461,378          441,911
                                           _________        _________
                                           $ 960,903        $ 908,494
                                           _________        _________
                                           _________        _________

       See accompanying notes to consolidated financial statements.

                           MICHAELS STORES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share data)
                                (Unaudited)


                                                       Quarter Ended
                                                 _________________________
                                                  May 2,           May 3,
                                                   1998             1997
                                                 ________         ________
Net sales                                        $335,770         $321,318

Cost of sales and occupancy expense               224,874          220,128
Selling, general and administrative
  expense                                          96,561           91,884
Store pre-opening costs                             1,788               -
                                                 ________         ________

Operating income                                   12,547            9,306

Interest expense                                    5,703            5,742
Other income, net                                  (2,028)          (1,549)
                                                 ________         ________

Income before income taxes                          8,872            5,113
Provision for income taxes                          3,371            1,943
                                                 ________         ________

Net income                                       $  5,501         $  3,170
                                                 ________         ________
                                                 ________         ________

Earnings per common share:
  Basic                                             $0.19            $0.13
  Diluted                                           $0.18            $0.12

Common shares used in per share calculations:
  Basic                                            29,321           25,229
  Diluted                                          31,277           26,186


       See accompanying notes to consolidated financial statements.

                           MICHAELS STORES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                        Quarter Ended
                                                    ____________________

                                                    May 2,        May 3,
                                                     1998          1997
                                                   ________      ________
Operating activities:
  Net income                                       $  5,501      $  3,170
  Adjustments:
    Depreciation                                     10,350         9,945
    Amortization                                      1,070         1,056
    Other                                               278           (60)
    Change in assets and liabilities:
      Merchandise inventories                       (63,342)      (19,473)
      Prepaid expenses and other                        215        (1,245)
      Deferred income taxes and other                   424           285
      Accounts payable                               39,025        10,151
      Accrued liabilities and other                  (6,201)       (6,546)
                                                   ________      ________
        Net change in assets and liabilities        (29,879)      (16,828)
                                                   ________      ________
        Net cash used in operating activities       (12,680)       (2,717)
                                                   ________      ________

Investing activities:
  Additions to property and equipment               (19,040)       (5,427)
  Net proceeds from sales of property
    and equipment                                       117            -
  Net proceeds from sales of investments                 -          3,386
                                                   ________      ________
        Net cash used in investing activities       (18,923)       (2,041)
                                                   ________      ________

Financing activities:
  Payment of other long-term liabilities             (1,200)         (996)
  Proceeds from stock options exercised               4,813        23,994
  Proceeds from issuance of common stock
    and other                                         6,163            -
                                                   ________      ________
        Net cash provided by financing
          activities                                  9,776        22,998
                                                   ________      ________

Net (decrease) increase in cash and equivalents     (21,827)       18,240
Cash and equivalents at beginning of period         162,283        59,069
                                                   ________      ________

Cash and equivalents at end of period              $140,456      $ 77,309
                                                   ________      ________
                                                   ________      ________

       See accompanying notes to consolidated financial statements.

                           MICHAELS STORES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the Quarter Ended May 2, 1998
                                (Unaudited)

Note A - Basis of Presentation

     The accompanying consolidated financial statements are unaudited (except for the Consolidated Balance Sheet as of January 31, 1998) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, the results of operations for the quarter ended May 2, 1998 are not indicative of the results to be expected for the entire year. Certain fiscal 1997 amounts have been reclassified to conform to the fiscal 1998 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1998.

Note B - Supplemental Cash Flow Information

     Investing and financing activities not affecting cash during the three months ended May 2, 1998 included additions to property and equipment through capital lease obligations of $2,026,000 related to the acquisition of new computer equipment.

Note C - Contingencies

     A lawsuit was commenced against the Company and several other parties on September 19, 1994 in the Superior Court of Stanislaus County, California, on behalf of a former employee, Naomi Snyder, her child, and her husband. The complaint alleges that the former employee and her then-unborn child were exposed to excessive levels of carbon monoxide in one of the Company's stores caused by a propane gas powered floor buffer which was operated by an outside cleaning service, resulting, among other things, in severe and permanent injuries to the child. Plaintiffs' Statement of Damages, filed on or about January 26, 1995, seeks $11 million. On April 10, 1995 the trial court ruled the plaintiff's pleadings did not state a cause of action against the Company upon which relief could be granted. However, the ruling by the trial court was overturned by the Court of Appeals of the State of California, Fifth Appellate District, on September 23,1996. On October 30, 1997, the California Supreme Court sustained the appellate court ruling and remanded the case to the trial court, and discovery is proceeding.

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

Note D - Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per common share:

                                              Quarter Ended
                                           _____________________

                                           May 2,         May 3,
                                           1998           1997
                                           ______         ______

                                 (In thousands except per share amounts)
Numerator:
  Net income                              $ 5,501        $ 3,170
                                          _______        _______
                                          _______        _______

Denominator:
  Denominator for basic earnings
  per share-weighted average
  shares                                   29,321         25,229

Effect of dilutive securities:
  Employee stock options                    1,956            957
                                          _______        _______

Denominator for diluted
earnings per share-adjusted
weighted average shares and
assumed conversions                        31,277         26,186
                                          _______        _______
                                          _______        _______

Basic earnings per common share             $0.19          $0.13
                                            _____          _____
                                            _____          _____

Diluted earnings per common share           $0.18          $0.12
                                            _____          _____
                                            _____          _____

     The convertible subordinated notes were not included in the diluted earnings per common share calculation because they were antidilutive for the periods presented. The convertible subordinated notes could potentially affect diluted earnings per common share in the future.

Note E - Store Pre-Opening Costs

     In April 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), Reporting the Costs of Start-Up Activities, which requires that costs related to start-up activities be expensed as incurred. Prior to fiscal 1998, the Company deferred store pre-opening costs until the fiscal year in which the store opened. The Company adopted the provisions of SOP 98-5 in its financial statements for the first quarter of fiscal 1998, and as a result began expensing pre-opening costs as incurred.

Item 2. Management's Discussion and Analysis of Financial
_________________________________________________________

          Condition and Results of Operations
          ___________________________________

General

     Certain statements contained in this discussion and analysis which are not historical facts are forward looking statements that involve risks and uncertainties, including, but not limited to, customer demand and trends in the arts and crafts industry, related inventory risks due to shifts in customer demand, the effect of economic conditions, the impact of competitors' locations or pricing, the effectiveness of advertising strategies, the availability of acceptable real estate locations for new stores, difficulties with respect to new information system technologies and the Company's ability to address the Year 2000 Issue, supply constraints or difficulties, the results of financing efforts, and other risks detailed in the Company's Securities and Exchange Commission filings.

Results of Operations

     The following table sets forth the percentage relationship to net sales of each line item of the Company's Consolidated Statements of Operations. This table should be read in conjunction with the following discussion and with the Company's Consolidated Financial Statements, including the related notes.

                                                  Quarter Ended
                                               _____________________

                                               May 2,         May 3,
                                                1998           1997
                                               ______         ______
     Net sales                                 100.0%         100.0%

     Cost of sales and occupancy expense        67.0           68.5
     Selling, general and administrative
       expense                                  28.8           28.6
     Store pre-opening costs                     0.5             -
                                               _____          _____

     Operating income                            3.7            2.9

     Interest expense                            1.7            1.8
     Other income, net                          (0.6)          (0.5)
                                               _____          _____

     Income before income taxes                  2.6            1.6
     Provision for income taxes                  1.0            0.6
                                               _____          _____

     Net income                                  1.6%           1.0%
                                               _____          _____
                                               _____          _____

     In the discussion below, all percentages given for expense items are calculated as a percentage of net sales.

Quarter ended May 2, 1998 compared to the quarter ended May 3, 1997

     Net sales in the first quarter of fiscal 1998 increased $14.5 million, or 5%, over the first quarter of fiscal 1997. The results for the first quarter of fiscal 1998 included sales from 17 Michaels and 3 Aaron Brothers stores that were opened during the 12-month period ended May 2, 1998. During the first quarter, sales at the new stores (net of 11 closures) accounted for an increase of $8.1 million. Same-store sales increased 2% in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997, which contributed $6.4 million to the net sales increase. The improvement in same-store sales performance was lower than expected, which we believe was the result of new advertising concepts tested in the months of March and April which were not as effective as previous advertising methods. By utilizing the information provided by our point-of-sale system to continue to improve our store in-stock position in top-selling items, properly allocating seasonal merchandise to the stores based upon anticipated sales trends, and returning to our previous advertising strategy, we expect an improvement in same-store sales increases.

     Cost of sales and occupancy expense, as a percentage of net sales, for the first quarter of fiscal 1998 was 67.0%, a decrease of 1.5% compared to the first quarter of fiscal 1997. Significant merchandise gross margin improvements were primarily attributable to better initial markup on beginning-of-year inventories. Occupancy expense decreased, as a percentage of net sales, principally due to a charge taken in the first quarter of fiscal 1997 to establish rent reserves for the Company's 1997 store relocation program.

     Selling, general and administrative expense, as a percentage of net sales, increased by 0.2% in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. This increase was due to increased advertising expense as a percentage of net sales, driven principally by increased grand openings and higher costs associated with changes in format and distribution methods, offset in part by improved expense leverage in depreciation and administrative expenses.

     Store pre-opening costs of $1.8 million, or 0.5% as a percentage of net sales, were recognized in the first quarter of fiscal 1998 as the Company adopted a change in accounting rules requiring that store pre-opening costs be expensed as incurred. See Note E in the notes to consolidated financial statements.

Liquidity and Capital Resources

     Cash flow used by operating activities during the first three months of fiscal 1998 was $12.7 million compared to $2.7 million of cash flow used by operating activities during the first three months of fiscal 1997. These results are consistent with the Company's plan to build inventory and open and relocate stores early in the fiscal year. Inventories per Michaels store increased 17% to $925,000 at May 2, 1998 compared to $793,000 last year as a result of increasing the number of items replenished by the Company's distribution centers from approximately 6,200 in the prior year to approximately 10,000 in fiscal 1998, increases in inventory at the distribution centers caused by the purchase of additional basic merchandise to support the transition to the new California facility, and to an earlier receipt of basic fall product compared to the previous year.

     The Company opened 11 Michaels stores and relocated 3 Michaels stores during the first three months of fiscal 1998. Capital expenditures for the newly opened stores amounted to approximately $9.1 million. Additional capital expenditures of approximately $9.9 million during the first three months of fiscal 1998 related primarily to existing stores, and for interim construction costs for the relocation in the second quarter of fiscal 1998 of the Company's California distribution center and various systems enhancements. The Company has negotiated a sale/leaseback transaction for the California distribution facility and the transaction is scheduled to close on June 20, 1998 with gross proceeds to be received by the Company amounting to $13.0 million. The Company expects additional capital expenditures during the remainder of fiscal 1998 to total approximately $60 to $65 million (net of the sale/leaseback transaction), relating primarily to costs for new stores, store relocations and remodeling, merchandising and other information systems and various other projects.

     At May 2, 1998, the Company had working capital of $366.7 million compared to $358.7 million at January 31, 1998. The Company currently has a bank credit agreement which provides for an unsecured revolving line of credit of up to $100 million. There were no borrowings outstanding on the revolving line of credit at any time during fiscal 1997 or the first quarter of fiscal 1998. Management believes that the Company's available cash, funds generated by operating activities, funds available under the bank credit agreement, IBM capital lease financing and proceeds from the sale of stock through the stock purchase plan, should be sufficient to finance continuing operations and sustain current growth plans. Management believes that the Company can finance an annual store expansion at a rate of 12% to 15% (on a square footage basis) from internally generated cash flow.

                           MICHAELS STORES, INC.
                                 FORM 10-Q
                        PART II - OTHER INFORMATION

Item 1. Legal Proceedings
_________________________

     For a description of legal proceedings, see Note C to "Notes to Consolidated Financial Statements," which description is incorporated herein by this reference.

Item 6. Exhibits and Reports on Form 8-K
________________________________________

(a)  Exhibits

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



Dated: June 16, 1998

                               EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION                          PAGE


27                    Financial Data Schedule