Form 10-Q
period 1998-08-01
MICHAELS STORES INC
filed 1998-09-15
CIK 740670

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

(MARK ONE)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 1, 1998

                                     OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from          to
                                           --------    --------

                       Commission file number 0-11822

                    -----------------------------------

                           MICHAELS STORES, INC.
           (Exact name of registrant as specified in its charter)

         DELAWARE                                    75-1943604
(State of incorporation)                          (I.R.S. employer
                                               identification number)

                8000 BENT BRANCH DRIVE, IRVING, TEXAS  75063
                  P.O. BOX 619566, DFW, TEXAS  75261-9566
        (Address of principal executive offices, including zip code)

                               (972) 409-1300
            (Registrant's telephone number, including area code)

                    -----------------------------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.    YES X   NO
                                                     ---    ---

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                              SHARES OUTSTANDING AS OF
         TITLE                                   SEPTEMBER 9, 1998
         -----                                   -----------------
Common stock, par value $.10 per share               29,668,794

                           MICHAELS STORES, INC
                                 FORM 10-Q
                       PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           MICHAELS STORES, INC.
                        CONSOLIDATED BALANCE SHEETS
                      (In thousands except share data)


                                         August 1, 1998  January 31, 1998
                                         --------------  ----------------
                                          (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and equivalents                     $  42,918        $ 162,283
  Merchandise inventories                    553,851          385,580
  Income taxes receivable and
    deferred income taxes                     11,292           11,291
  Prepaid expenses and other                  19,204           14,029
                                         --------------  ----------------
    Total current assets                     627,265          573,183
                                         --------------  ----------------

PROPERTY AND EQUIPMENT, AT COST              353,755          331,755
  Less accumulated depreciation             (157,245)        (138,719)
                                         --------------  ----------------
                                             196,510          193,036
                                         --------------  ----------------

COSTS IN EXCESS OF NET ASSETS OF
  ACQUIRED OPERATIONS, NET                   134,893          136,827
DEFERRED INCOME TAXES                          2,694            2,695
OTHER ASSETS                                   2,519            2,753
                                         --------------  ----------------
                                             140,106          142,275
                                         --------------  ----------------
                                           $ 963,881        $ 908,494
                                         --------------  ----------------
                                         --------------  ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                         $ 149,755        $ 109,456
  Accrued liabilities and other               99,785          105,036
                                         --------------  ----------------
    Total current liabilities                249,540          214,492
                                         --------------  ----------------

SENIOR NOTES                                 125,000          125,000
CONVERTIBLE SUBORDINATED NOTES                96,940           96,940
OTHER LONG-TERM LIABILITIES                   28,927           30,151
                                         --------------  ----------------
    Total long-term liabilities              250,867          252,091
                                         --------------  ----------------
                                             500,407          466,583
                                         --------------  ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, 29,661,386 shares
    outstanding                                2,966            2,903
  Additional paid-in capital                 366,810          350,977
  Retained earnings                           93,698           88,031
                                         --------------  ----------------
    Total stockholders' equity               463,474          441,911
                                         --------------  ----------------
                                           $ 963,881        $ 908,494
                                         --------------  ----------------
                                         --------------  ----------------

        See accompanying notes to consolidated financial statements.

                            MICHAELS STORES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share data)
                                 (Unaudited)

                                                        Quarter Ended
                                                 --------------------------
                                                 August 1,        August 2,
                                                   1998             1997
                                                 ---------        ---------
NET SALES                                        $314,171         $278,038

Cost of sales and occupancy expense               215,325          190,998
Selling, general and administrative
  expense                                          90,942           85,393
Store pre-opening costs                             2,283              154
                                                 ---------        ---------
OPERATING INCOME                                    5,621            1,493

Interest expense                                    5,580            5,702
Other (income) and expense, net                      (982)             461
                                                 ---------        ---------

INCOME (LOSS) BEFORE INCOME TAXES                   1,023           (4,670)
Provision (benefit) for income taxes                  389           (1,775)
                                                 ---------        ---------

NET INCOME (LOSS)                                $    634         $ (2,895)
                                                 ---------        ---------
                                                 ---------        ---------

EARNINGS (LOSS) PER COMMON SHARE:
  Basic                                             $0.02           $(0.11)
  Diluted                                           $0.02           $(0.11)

COMMON SHARES USED IN PER SHARE CALCULATIONS:
  Basic                                            29,602           26,299
  Diluted                                          31,408           26,299

        See accompanying notes to consolidated financial statements.

                            MICHAELS STORES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share data)
                                 (Unaudited)

                                                       Six Months Ended
                                                 --------------------------
                                                 August 1,        August 2,
                                                   1998             1997
                                                 ---------        ---------
NET SALES                                        $649,941         $599,356

Cost of sales and occupancy expense               440,199          411,126
Selling, general and administrative
  expense                                         187,503          177,277
Store pre-opening costs                             4,071              154
                                                 ---------        ---------
OPERATING INCOME                                   18,168           10,799

Interest expense                                   11,283           11,444
Other income, net                                  (3,010)          (1,088)
                                                 ---------        ---------

INCOME BEFORE INCOME TAXES                          9,895              443
Provision for income taxes                          3,760              168
                                                 ---------        ---------

NET INCOME                                       $  6,135         $    275
                                                 ---------        ---------
                                                 ---------        ---------

EARNINGS PER COMMON SHARE:
  Basic                                             $0.21            $0.01
  Diluted                                           $0.20            $0.01

COMMON SHARES USED IN PER SHARE CALCULATIONS:
  Basic                                            29,462           25,764
  Diluted                                          31,342           26,882

          See accompanying notes to consolidated financial statements.

                            MICHAELS STORES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                                                      Six Months Ended
                                                   -----------------------
                                                   August 1,     August 2,
                                                     1998          1997
                                                   ---------     ---------
OPERATING ACTIVITIES:
  Net income                                       $  6,135      $    275
  Adjustments:
    Depreciation                                     21,064        20,178
    Amortization                                      2,141         2,114
    Other                                               558           802
    Change in assets and liabilities:
      Merchandise inventories                      (168,271)      (69,614)
      Prepaid expenses and other                     (5,175)       (2,657)
      Deferred income taxes and other                  (500)        4,897
      Accounts payable                               40,299        (7,235)
      Accrued liabilities and other                  (3,295)       (9,573)
                                                   ---------     ---------
        Net change in assets and liabilities       (136,942)      (84,182)
                                                   ---------     ---------
        Net cash used in operating activities      (107,044)      (60,813)
                                                   ---------     ---------

INVESTING ACTIVITIES:
  Additions to property and equipment               (41,510)      (15,836)
  Net proceeds from sales of property
    and equipment                                    19,155         1,594
  Net proceeds from sales of investments                 -          3,386
                                                   ---------     ---------
        Net cash used in investing activities       (22,355)      (10,856)
                                                   ---------     ---------

FINANCING ACTIVITIES:
  Payment of other long-term liabilities             (2,555)       (2,065)
  Proceeds from stock options exercised               6,461        50,172
  Proceeds from issuance of common stock
    and other                                         6,128            --
                                                   ---------     ---------
        Net cash provided by financing
          activities                                 10,034        48,107
                                                   ---------     ---------

NET DECREASE IN CASH AND EQUIVALENTS               (119,365)      (23,562)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD         162,283        59,069
                                                   ---------     ---------

CASH AND EQUIVALENTS AT END OF PERIOD              $ 42,918      $ 35,507
                                                   ---------     ---------
                                                   ---------     ---------

         See accompanying notes to consolidated financial statements.

                           MICHAELS STORES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the Six Months Ended August 1, 1998
                                (Unaudited)

NOTE A - BASIS OF PRESENTATION

     The accompanying consolidated financial statements are unaudited (except for the Consolidated Balance Sheet as of January 31, 1998) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, the results of operations for the three and six months ended August 1, 1998 are not indicative of the results to be expected for the entire year. Certain fiscal 1997 amounts have been reclassified to conform to the fiscal 1998 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1998.

NOTE B - SUPPLEMENTAL CASH FLOW INFORMATION

     Investing and financing activities not affecting cash during the six months ended August 1, 1998 included additions to property and equipment through capital lease obligations of $2,390,000 related to the acquisition of new computer equipment.

NOTE C - DEBT

In August 1998, the Company replaced its Credit Agreement and entered into a new unsecured revolving credit agreement with BankBoston, N.A. and other lending institutions (the "Revolving Credit Agreement") providing for a revolving loan of $100 million which may be increased to $125 million pursuant to certain terms and conditions as set forth in the Revolving Credit Agreement. Borrowings available under the Revolving Credit Agreement are reduced by the aggregate amount of letters of credit outstanding. The interest rate on the Revolving Credit Agreement is generally (a) the higher of (i) an annual rate of interest announced from time to time by BankBoston, N.A. or (ii) one-half of one percent (1/2%) above the Federal Funds Effective Rate or (b) the Eurodollar Rate as defined by the Revolving Credit Agreement. The Company is required to pay a commitment fee of up to .3% on the unused portion of the revolving line of credit. The Revolving Credit Agreement provides certain annual restrictions on the aggregate amount of capital expenditures, restricts the payment of dividends and requires that the Company maintain compliance with various financial ratios. The Revolving Credit Agreement expires in August 2001.

NOTE D - CONTINGENCIES

     A lawsuit was commenced against the Company and several other parties on September 19, 1994 in the Superior Court of Stanislaus County, California, on behalf of a former employee, Naomi Snyder, her child, and her husband. The complaint alleges that the former employee and her then-unborn child were exposed to excessive levels of carbon monoxide in one of the Company's stores caused by a propane gas powered floor buffer which was operated by an outside cleaning service, resulting, among other things, in severe and permanent injuries to the child. Plaintiffs' Statement of Damages, filed on or about January 26, 1995, seeks $11 million. On April 10, 1995 the trial court ruled the plaintiff's pleadings did not state a cause of action against the Company upon which relief could be granted. However, the ruling by the trial court was overturned by the Court of Appeals of the State of California, Fifth Appellate District, on September 23, 1996. On October 30, 1997, the California Supreme Court sustained the appellate court ruling and remanded the case to the trial court. A settlement agreement has been reached by the parties and the Company's portion of the settlement amount is expected to be fully covered by insurance.

     The Company is a defendant from time to time in lawsuits incidental to its business. Based on currently available information, the Company believes that resolution of all known contingencies is uncertain, and there can be no assurance that future costs related to such litigation would not be material to the Company's financial position or results of operations.

NOTE E - EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per common share:

                                     Quarter Ended         Six Months Ended
                                  -------------------    -------------------
                                  August 1, August 2,    August 1, August 2,
                                    1998      1997         1998      1997
                                  --------- ---------    --------- ---------
                                    (In thousands except per share amounts)
Numerator:
  Net income (loss)                 $   634   $(2,895)     $ 6,135   $  275
                                  --------- ---------    --------- ---------
                                  --------- ---------    --------- ---------

Denominator:
  Denominator for basic
    earnings per share-weighted
    average shares                   29,602    26,299       29,462   25,764

Effect of dilutive securities:
  Employee stock options              1,806        -         1,880    1,118
                                  --------- ---------    --------- ---------

Denominator for diluted
earnings per share-adjusted
weighted average shares and
assumed conversions                  31,408    26,299       31,342   26,882
                                  --------- ---------    --------- ---------
                                  --------- ---------    --------- ---------

Basic earnings (loss) per
  common share                        $0.02    $(0.11)       $0.21    $0.01
                                  --------- ---------    --------- ---------
                                  --------- ---------    --------- ---------

Diluted earnings (loss) per
  common share                        $0.02    $(0.11)       $0.20    $0.01
                                  --------- ---------    --------- ---------
                                  --------- ---------    --------- ---------

     The convertible subordinated notes were not included in the diluted earnings per common share calculation because they were antidilutive for the periods presented. The convertible subordinated notes could potentially affect diluted earnings per common share in the future.

NOTE F - STORE PRE-OPENING COSTS

     In April 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), REPORTING THE COSTS OF START-UP ACTIVITIES, which requires that costs related to start-up activities be expensed as incurred. Prior to fiscal 1998, the Company deferred store pre-opening costs until the fiscal year in which the store opened. The Company adopted the provisions of SOP 98-5 in its financial statements for the first quarter of fiscal 1998 and, as a result, began expensing pre-opening costs as incurred.

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

                                          Quarter Ended         Six Months Ended
                                       -------------------    --------------------
                                       August 1, August 2,    August 1,  August 2,
                                         1998       1997        1998        1997
                                       --------- ---------    ---------  ---------
     Net sales                            100.0%    100.0%       100.0%     100.0%

     Cost of sales and occupancy
       expense                             68.5      68.7         67.7       68.6
     Selling, general and
       administrative expense              29.0      30.7         28.9       29.6
     Store pre-opening costs                0.7       0.1          0.6        0.0
                                       --------- ---------    ---------  ---------

     Operating income                       1.8       0.5          2.8        1.8

     Interest expense                       1.8       2.0          1.7        1.9
     Other (income) and expense,
       net                                 (0.3)      0.2         (0.4)      (0.2)
                                       --------- ---------    ---------  ---------

     Income (loss) before income
       taxes                                0.3      (1.7)         1.5        0.1
     Provision (benefit) for income
       taxes                                0.1      (0.7)         0.6        0.0
                                       --------- ---------    ---------  ---------

     Net income (loss)                      0.2%     (1.0)%        0.9%       0.1%
                                       --------- ---------    ---------  ---------
                                       --------- ---------    ---------  ---------

     In the discussion below, all percentages given for expense items are calculated as a percentage of net sales.

QUARTER ENDED AUGUST 1, 1998 COMPARED TO THE
  QUARTER ENDED AUGUST 2, 1997

     Net sales in the second quarter of fiscal 1998 increased $36.1 million, or 13%, over the second quarter of fiscal 1997. The results for the second quarter of fiscal 1998 included sales from 33 Michaels and 4 Aaron Brothers stores that were opened during the 12-month period ended August 1, 1998. During the second quarter, sales at the new stores (net of 4 closures) accounted for an increase of $18.0 million. Same-store sales increased 7% in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997, which contributed $18.1 million to the net sales increase. The sales increases were driven by increases in the Company's core categories of art supplies, floral, ribbon and hobbies. By utilizing the information provided by our point-of-sale system to continue to improve our store in-stock position in top-selling items and properly allocating seasonal merchandise to the stores based upon anticipated sales trends, we expect same-store sales increases to continue.

     Cost of sales and occupancy expense, as a percentage of net sales, for the second quarter of fiscal 1998 was 68.5%, a decrease of 0.2% compared to the second quarter of fiscal 1997. This decrease was primarily attributable to better leveraging of occupancy expense and reduced remodel expenses compared to the second quarter of fiscal 1997.

     Selling, general and administrative expense, as a percentage of net sales, decreased by 1.7% in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. This decrease was due to reduced legal and professional fees, and to improved expense leverage in store labor and all other categories of store operating expenses.

     Store pre-opening costs, as a percentage of net sales, increased by 0.6% in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997 as the Company adopted a change in accounting rules requiring that store pre-opening costs be expensed as incurred. See Note F in the Notes to Consolidated Financial Statements.

SIX MONTHS ENDED AUGUST 1, 1998 COMPARED TO THE
  SIX MONTHS ENDED AUGUST 2, 1997

     Net sales in the first six months of fiscal 1998 increased $50.6 million, or 8%, over the first six months of fiscal 1997. The results for the first six months of fiscal 1998 included sales from 33 Michaels and 4 Aaron Brothers stores that were opened during the 12-month period ended August 1, 1998. During the first six months, sales of the new stores (net of 11 closures) accounted for an increase of $26.0 million. Same-store sales increased 4% in the first six months of fiscal 1998 compared to the first six months of fiscal 1997, which contributed $24.6 million to the net sales increase. The improvement in same-store sales performance was due to a strong performance in the Company's core categories of art supplies, ribbon, needlecrafts and hobbies.

     Cost of sales and occupancy expense, as a percentage of net sales, for the first six months of fiscal 1998 decreased by 0.9% compared to the first six months of fiscal 1997. This decrease was principally due to improved gross margins, reduced remodel expenses, and an improved leveraging of fixed occupancy costs.

     Selling, general and administrative expense, as a percentage of net sales, decreased by 0.7% in the first six months of fiscal 1998 compared to the first six months of fiscal 1997. This decrease was due to reduced legal and professional fees, and to improved expense leverage in store labor and nearly all other categories of store operating expenses with the exception of advertising, which reflects the impact of increased grand openings and higher costs associated with production and distribution of print advertising during the first six months of fiscal 1998 compared to the prior year.

     Store pre-opening costs of $4.1 million, or 0.6% as a percentage of net sales, were recognized in the first six months of fiscal 1998 as the Company adopted a change in accounting rules requiring that store pre-opening costs be expensed as incurred. See Note F in the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow used by operating activities during the first six months of fiscal 1998 was $107.0 million compared to $60.8 million of cash flow used by operating activities during the first six months of fiscal 1997. These results are consistent with the Company's plan to build inventory and open and relocate stores early in the fiscal year. Inventories per Michaels store increased 24% to $1,117,000 at August 1, 1998 compared to $904,000 at August 2, 1997 as a result of increasing the number of items replenished by the Company's distribution centers from approximately 6,200 in the prior year to approximately 11,000 in fiscal 1998, and to an earlier receipt of fall basic product compared to the previous year.

     The Company opened 28 Michaels and 1 Aaron Brothers stores and relocated 7 Michaels and 4 Aaron Brothers stores during the first six months of fiscal 1998. Capital expenditures for the newly opened stores amounted to approximately $19.0 million. Additional capital expenditures of approximately $22.5 million during the first six months of fiscal 1998 related primarily to existing stores, and for interim construction costs for the relocation of the Company's California distribution center, and various systems enhancements. The Company completed two sale/leaseback transactions for the California distribution facility and a portion of its equipment during the second quarter of fiscal 1998 with gross proceeds amounting to $19.0 million. The Company expects additional capital expenditures during the remainder of fiscal 1998 to total approximately $38 to $43 million, relating primarily to costs for new stores, store relocations and remodeling, merchandising and other information systems and various other projects.

     At August 1, 1998, the Company had working capital of $377.7 million compared to $358.7 million at January 31, 1998. At August 1, 1998, the Company had a bank credit agreement ("Credit Agreement") which provided for an unsecured revolving line of credit of up to $100 million. There were no borrowings outstanding on the revolving line of credit at any time during fiscal 1997 or the first six months of fiscal 1998. In August 1998, the Company replaced its Credit Agreement and entered into a new unsecured revolving credit agreement with BankBoston, N.A. and other lending institutions (the "Revolving Credit Agreement") providing for a revolving loan of $100 million which may be increased to $125 million pursuant to certain terms and conditions as set forth in the Revolving Credit Agreement. Borrowings available under the Revolving Credit Agreement are reduced by the aggregate amount of letters of credit outstanding. The interest rate on the Revolving Credit Agreement is generally (a) the higher of (i) an annual rate of interest announced from time to time by BankBoston, N.A. or (ii) one-half of one percent (1/2%) above the Federal Funds Effective Rate or (b) the Eurodollar Rate as defined by the Revolving Credit Agreement. The Company is required to pay a commitment fee of up to .3% on the unused portion of the revolving line of credit. The Revolving Credit Agreement provides certain annual restrictions on the aggregate amount of capital expenditures, restricts the payment of dividends and requires that the Company maintain compliance with various financial ratios. The Revolving Credit Agreement expires in August 2001. Management believes that the Company's available cash, funds generated by operating activities, funds available under the Revolving Credit Agreement and lease financing, should be sufficient to finance continuing operations and sustain current growth plans. Management believes that the Company can finance an annual store expansion at a rate of 12% to 15% (on a square footage basis) from internally generated cash flow.

                           MICHAELS STORES, INC.
                                 FORM 10-Q
                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     For a description of legal proceedings, see Note D to "Notes to Consolidated Financial Statements," which description is incorporated herein by this reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 4 - Credit Agreement dated as of August 28, 1998 among Michaels Stores, Inc., BankBoston, N.A. and the other lenders signatory thereto.

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

MICHAELS STORES, INC.

By:  /s/ Bryan M. DeCordova
    -----------------------------
    Bryan M. DeCordova
    Executive Vice President and
    Chief Financial Officer
    (Principal Financial Officer)

Dated: September 15, 1998

                               EXHIBIT INDEX


EXHIBIT
NUMBER                               DESCRIPTION                         PAGE
4                     Credit Agreement dated as of August 28, 1998
                      among Michaels Stores, Inc., BankBoston, N.A.
                      and the other lenders signatory thereto.

27                    Financial Data Schedule
