Form 10-Q
period 1998-10-31
MICHAELS STORES INC
filed 1998-12-15
CIK 740670

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q

(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended October 31, 1998

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

                            (972) 409-1300
         (Registrant's telephone number, including area code)
                      _________________________


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES X   NO
   ___    ___

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE
REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                         SHARES OUTSTANDING AS OF
         TITLE                                DECEMBER 9, 1998
         _____                                ________________
Common stock, par value $.10 per share           28,548,550

                           MICHAELS STORES, INC
                                 FORM 10-Q
                      PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           MICHAELS STORES, INC.
                        CONSOLIDATED BALANCE SHEETS
                     (In thousands except share data)

                                       October 31, 1998  January 31, 1998
                                       ________________  ________________

                                          (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and equivalents                    $   38,133        $ 162,283
  Merchandise inventories                    602,881          385,580
  Income taxes receivable and
    deferred income taxes                     11,624           11,291
  Prepaid expenses and other                  16,212           14,029
                                          __________        _________
    Total current assets                     668,850          573,183
                                          __________        _________

PROPERTY AND EQUIPMENT, AT COST              372,841          331,755
  Less accumulated depreciation             (167,144)        (138,719)
                                          __________        _________
                                             205,697          193,036
                                          __________        _________

COSTS IN EXCESS OF NET ASSETS OF
  ACQUIRED OPERATIONS, NET                   133,925          136,827
DEFERRED INCOME TAXES                          2,695            2,695
OTHER ASSETS                                   2,983            2,753
                                          __________        _________
                                             139,603          142,275
                                          __________        _________
                                          $1,014,150        $ 908,494
                                          __________        _________
                                          __________        _________

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                        $  157,210        $ 109,456
  Accrued liabilities and other              126,685          105,036
                                          __________        _________
    Total current liabilities                283,895          214,492
                                          __________        _________

BANK DEBT                                     30,100               -
SENIOR NOTES                                 125,000          125,000
CONVERTIBLE SUBORDINATED NOTES                96,940           96,940
OTHER LONG-TERM LIABILITIES                   27,886           30,151
                                          __________        _________
    Total long-term liabilities              279,926          252,091
                                          __________        _________
                                             563,821          466,583
                                          __________        _________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, 28,536,591 shares
    outstanding                                2,968            2,903
  Additional paid-in capital                 367,144          350,977
  Retained earnings                          100,589           88,031
  Treasury stock, at cost                    (20,372)              -
                                          __________        _________
    Total stockholders' equity               450,329          441,911
                                          __________        _________
                                          $1,014,150        $ 908,494
                                          __________        _________
                                          __________        _________

       See accompanying notes to consolidated financial statements.

                           MICHAELS STORES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands except per share data)
                                (Unaudited)


                                                      Quarter Ended
                                                ____________________________
                                                October 31,      November 1,
                                                   1998             1997
                                                ___________      ___________
NET SALES                                        $382,841         $350,070

Cost of sales and occupancy expense               254,080          237,528
                                                 ________         ________
GROSS PROFIT                                      128,761          112,542

Selling, general and administrative
  expense                                         108,928           98,956
Store pre-opening costs                             2,688              643
                                                 ________         ________
OPERATING INCOME                                   17,145           12,943

Interest expense                                    5,601            5,936
Other income, net                                    (160)            (126)
                                                 ________         ________
INCOME BEFORE INCOME TAXES                         11,704            7,133
Provision for income taxes                          4,448            2,711
                                                 ________         ________
NET INCOME                                       $  7,256         $  4,422
                                                 ________         ________
                                                 ________         ________
EARNINGS PER COMMON SHARE:
  Basic                                             $0.25            $0.16
  Diluted                                           $0.24            $0.15

       See accompanying notes to consolidated financial statements.

                           MICHAELS STORES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands except per share data)
                                (Unaudited)

                                                    Nine Months Ended
                                               ____________________________
                                               October 31,      November 1,
                                                  1998             1997
                                               ___________      ___________
NET SALES                                       $1,032,782        $949,426

Cost of sales and occupancy expense                694,279         648,654
                                                __________        ________
GROSS PROFIT                                       338,503         300,772

Selling, general and administrative
  expense                                          296,431         276,233
Store pre-opening costs                              6,759             797
                                                __________        ________
OPERATING INCOME                                    35,313          23,742

Interest expense                                    16,884          17,380
Other income, net                                   (3,170)         (1,214)
                                                __________        ________
INCOME BEFORE INCOME TAXES                          21,599           7,576
Provision for income taxes                           8,208           2,879
                                                __________        ________
NET INCOME                                      $   13,391        $  4,697
                                                __________        ________
                                                __________        ________
EARNINGS PER COMMON SHARE:
  Basic                                              $0.45           $0.18
  Diluted                                            $0.43           $0.17


       See accompanying notes to consolidated financial statements.

                           MICHAELS STORES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                     Nine Months Ended
                                                 _________________________
                                                 October 31,   November 1,
                                                     1998          1997
                                                 ___________   ___________
OPERATING ACTIVITIES:
  Net income                                       $ 13,391      $  4,697
  Adjustments:
    Depreciation                                     32,231        30,663
    Amortization                                      3,211         3,173
    Other                                               799         1,402
    Change in assets and liabilities:
      Merchandise inventories                      (217,301)     (138,547)
      Prepaid expenses and other                     (2,183)       (5,469)
      Deferred income taxes and other                (1,298)        6,327
      Accounts payable                               47,754        49,322
      Accrued liabilities and other                  23,020         1,120
                                                   ________      ________
        Net change in assets and liabilities       (150,008)      (87,247)
                                                   ________      ________
        Net cash used in operating activities      (100,376)      (47,312)
                                                   ________      ________
INVESTING ACTIVITIES:
  Additions to property and equipment               (61,628)      (27,380)
  Net proceeds from sales of property
    and equipment                                    19,228         1,623
  Net proceeds from sales of investments                 -          3,386
                                                   ________      ________
        Net cash used in investing activities       (42,400)      (22,371)
                                                   ________      ________
FINANCING ACTIVITIES:
  Net borrowings under bank credit facilities        30,100            -
  Payment of other long-term liabilities             (3,953)       (3,331)
  Acquisition of treasury stock                     (20,372)           -
  Proceeds from stock options exercised               6,763        59,484
  Proceeds from issuance of common stock
    and other                                         6,088         2,550
                                                   ________      ________
        Net cash provided by financing
          activities                                 18,626        58,703
                                                   ________      ________
NET DECREASE IN CASH AND EQUIVALENTS               (124,150)      (10,980)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD         162,283        59,069
                                                   ________      ________
CASH AND EQUIVALENTS AT END OF PERIOD              $ 38,133      $ 48,089
                                                   ________      ________
                                                   ________      ________

       See accompanying notes to consolidated financial statements.

                           MICHAELS STORES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Nine Months Ended October 31, 1998
                                (Unaudited)

NOTE A - BASIS OF PRESENTATION

     The accompanying consolidated financial statements are unaudited (except for the Consolidated Balance Sheet as of January 31, 1998) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, the results of operations for the three and nine months ended October 31, 1998 are not indicative of the results to be expected for the entire year. Certain fiscal 1997 amounts have been reclassified to conform to the fiscal 1998 presentation. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1998.

NOTE B - SUPPLEMENTAL CASH FLOW INFORMATION

     Investing and financing activities not affecting cash during the nine months ended October 31, 1998 included additions to property and equipment through capital lease obligations of $2,721,000 related to the acquisition of new computer equipment.

NOTE C - DEBT

In August 1998, the Company entered into a new unsecured revolving credit agreement with BankBoston, N.A. and other lending institutions (the "Credit Agreement") providing for a revolving loan of $100 million which may be increased to $125 million pursuant to certain terms and conditions as set forth in the Credit Agreement. Borrowings available under the Credit
Agreement are reduced by the aggregate amount of letters of credit outstanding. The interest rate on the Credit Agreement is generally (a) the higher of (i) an annual rate of interest announced from time to time by BankBoston, N.A. or (ii) one-half of one percent (1/2%) above the Federal Funds Effective Rate or (b) the Eurodollar Rate as defined by the Credit Agreement. The Company is required to pay a commitment fee of up to .3% per annum on the unused portion of the revolving line of credit. The Credit Agreement provides certain annual restrictions on the aggregate amount of capital expenditures, restricts the payment of dividends and requires the Company to maintain compliance with various financial ratios. The Credit Agreement expires in August 2001.

NOTE D - CONTINGENCIES

     A lawsuit was commenced against the Company and several other parties on September 19, 1994 in the Superior Court of Stanislaus County, California, on behalf of a former employee, Naomi Snyder, her child, and her husband. The complaint alleges that the former employee and her then-unborn child were exposed to excessive levels of carbon monoxide in one of the Company's stores caused by a propane gas powered floor buffer which was operated by an outside cleaning service, resulting, among other things, in severe and permanent injuries to the child. Plaintiffs' Statement of Damages, filed on or about

January 26, 1995, seeks $11 million. On April 10, 1995 the trial court ruled the plaintiff's pleadings did not state a cause of action against the Company upon which relief could be granted. However, the ruling by the trial court was overturned by the Court of Appeals of the State of California, Fifth Appellate District, on September 23, 1996. On October 30, 1997, the California Supreme Court sustained the appellate court ruling and remanded the case to the trial court. A settlement agreement has been reached by the parties and the Company's portion of the settlement amount was fully covered by insurance.

     The Company is a defendant from time to time in lawsuits incidental to its business. Based on currently available information, the Company believes that resolution of all known contingencies is not expected to have a material adverse effect on the Company's financial position or results of operations.


NOTE E - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per common share:

                                 Quarter Ended           Nine Months Ended
                             _______________________  _______________________
                             October 31, November 1,  October 31, November 1,
                                1998        1997          1998         1997
                             ___________ ___________  ___________ ___________
                                  (In thousands except per share amounts)
Numerator:
  Net income                    $ 7,256    $ 4,422        $13,391    $ 4,697
                                _______    _______        _______    _______
                                _______    _______        _______    _______
Denominator:
  Denominator for basic
    earnings per share-weighted
    average shares               29,402     28,423         29,442     26,651

Effect of dilutive securities:
  Employee stock options          1,202      1,726          1,654      1,320
                                _______    _______        _______    _______
Denominator for diluted
earnings per share-adjusted
weighted average shares          30,604     30,149         31,096     27,971
                                _______    _______        _______    _______
                                _______    _______        _______    _______
Basic earnings per common
  share                           $0.25      $0.16          $0.45      $0.18
                                  _____      _____          _____      _____
                                  _____      _____          _____      _____
Diluted earnings per common
  share                           $0.24      $0.15          $0.43      $0.17
                                  _____      _____          _____      _____
                                  _____      _____          _____      _____

     The convertible subordinated notes were not included in the diluted earnings per common share calculations because they were antidilutive for the periods presented. The convertible subordinated notes could potentially affect diluted earnings per common share in the future.

NOTE F - STORE PRE-OPENING COSTS

     In April 1998, the AICPA issued Statement of Position 98-5, REPORTING THE COSTS OF START-UP ACTIVITIES ("SOP 98-5"), which requires that costs related to start-up activities be expensed as incurred. Prior to fiscal 1998, the Company deferred store pre-opening costs until the fiscal year in which the store opened. The Company adopted the provisions of SOP 98-5 in its financial statements for the first quarter of fiscal 1998 and, as a result, began expensing pre-opening costs as incurred.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship to net sales of each line item of the Company's Consolidated Statements of Income. This table should be read in conjunction with the following discussion and with the Company's Consolidated Financial Statements, including the related notes.

                                   Quarter Ended          Nine Months Ended
                              _______________________  _______________________
                              October 31, November 1,  October 31, November 1,
                                 1998        1997         1998        1997
                              ___________ ___________  ___________ ___________
     Net sales                   100.0%      100.0%       100.0%     100.0%

     Cost of sales and
       occupancy expense          66.4        67.9         67.2       68.3
                                 _____       _____        _____      _____
     Gross margin                 33.6        32.1         32.8       31.7

     Selling, general and
       administrative expense     28.4        28.2         28.7       29.1
     Store pre-opening costs       0.7         0.2          0.7        0.1
                                 _____       _____        _____      _____
     Operating income              4.5         3.7          3.4        2.5

     Interest expense              1.5         1.7          1.6        1.8

     Other income, net            (0.1)       (0.0)        (0.3)      (0.1)
                                 _____       _____        _____      _____
     Income before income
       taxes                       3.1         2.0          2.1        0.8

     Provision for income
       taxes                       1.2         0.7          0.8        0.3
                                 _____       _____        _____      _____
     Net income                    1.9%        1.3%         1.3%       0.5%
                                 _____       _____        _____      _____
                                 _____       _____        _____      _____

     In the discussion below, all percentages provided for certain items are calculated as a percentage of net sales.

QUARTER ENDED OCTOBER 31, 1998 COMPARED TO THE
  QUARTER ENDED NOVEMBER 1, 1997

     Net sales in the third quarter of fiscal 1998 increased $32.8 million, or 9%, over the third quarter of fiscal 1997. The results for the third quarter of fiscal 1998 included sales from 48 Michaels and 6 Aaron Brothers stores that were opened during the 12-month period ended October 31, 1998. During the third quarter, sales at the new stores (net of 2 closures) accounted for an increase of $28.6 million. Same-store sales increased 1% in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997, which contributed $4.2 million to the net sales increase. The sales increases were driven by increases in the Company's core categories of art supplies, general crafts, and Fall and Halloween seasonal merchandise. The rate of same-store sales increases has declined from prior quarters and is attributed to a softening in consumer demand. Management believes that this softening in consumer demand will continue and will result in a slight decrease in same-store sales in the fourth quarter of fiscal 1998.

     Cost of sales and occupancy expense, as a percentage of net sales, decreased by 1.5% in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. This decrease was primarily attributable to improved gross margins from reduced promotional markdowns, partially offset by higher occupancy expense, as a percentage of net sales, including additional reserves for store closures established in the third quarter of fiscal 1998. As a result of these factors, gross margin increased to 33.6% compared to 32.1% in the prior year.

     Selling, general and administrative expense, as a percentage of net sales, increased by 0.2% in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. This increase was due to increased store labor expense and costs relating to a corporate-wide store manager's meeting, partially offset by reduced advertising expense, as a percentage of net sales.

     Store pre-opening costs, as a percentage of net sales, increased by 0.5%
in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997 as the Company adopted a change in accounting rules requiring that store pre-opening costs be expensed as incurred. For the full year, store pre-opening costs are expected to increase by 0.3% in fiscal 1998 compared to the prior year, as the Company will have opened or relocated 64 Michaels and 12 Aaron Brothers stores in the current year compared to 23 Michaels and 4 Aaron Brothers stores in the prior year. See Note F in the Notes to Consolidated Financial Statements.

NINE MONTHS ENDED OCTOBER 31, 1998 COMPARED TO THE
  NINE MONTHS ENDED NOVEMBER 1, 1997

     Net sales in the first nine months of fiscal 1998 increased $83.4 million, or 9%, over the first nine months of fiscal 1997. The results for the first nine months of fiscal 1998 included sales from 48 Michaels and 6 Aaron Brothers stores that were opened during the 12-month period ended October 31, 1998. During the first nine months, sales of the new stores (net of 11 closures) accounted for an increase of $54.4 million. Same-store sales increased 3% in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997, which contributed $29.0 million to the net sales increase. The improvement in same-store sales performance was due to a strong performance in the Company's core categories of art supplies, general crafts, ribbon, needlecrafts and hobbies. The rate of same-store sales increases has declined from prior quarters and is attributed to a softening in consumer demand. Management believes that this softening in consumer demand will continue and will result in a slight decrease in same-store sales in the fourth quarter of fiscal 1998, but will remain up for the full year.

     Cost of sales and occupancy expense, as a percentage of net sales, decreased by 1.1% in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997. This decrease was principally due to improved gross margins, reduced remodel expenses, and an improved leveraging of fixed occupancy costs. As a result of these factors, gross margin increased to 32.8% compared to 31.7% in the prior year.

     Selling, general and administrative expense, as a percentage of net sales, decreased by 0.4% in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997. This decrease was due to reduced legal and professional fees, and to improved expense leverage in store labor and all other categories of store operating expenses.

     Store pre-opening costs, as a percentage of net sales, increased by 0.6% in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997 as the Company adopted a change in accounting rules requiring that store pre-opening costs be expensed as incurred. For the full year, store pre-opening costs are expected to increase by 0.3% in fiscal 1998 compared to the prior year, as the Company will have opened or relocated 64 Michaels and 12 Aaron Brothers stores in the current year compared to 23 Michaels and 4 Aaron Brothers stores in the prior year. See Note F in the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow used in operating activities during the first nine months of fiscal 1998 was $100.4 million compared to $47.3 million of cash flow used in operating activities during the first nine months of fiscal 1997. These results are consistent with the Company's plan to build inventory and open and relocate stores early in the fiscal year. Inventories per Michaels store increased 12% to $1,172,000 at October 31, 1998 compared to $1,047,000 at November 1, 1997 as a result of increasing the number of items replenished by the Company's distribution centers from approximately 6,200 in the prior year to approximately 11,000 in fiscal 1998, and as the store in-stock position of best selling merchandise has been improved.

     The Company opened 48 Michaels and 3 Aaron Brothers stores and relocated 14 Michaels and 5 Aaron Brothers stores during the first nine months of fiscal 1998. Capital expenditures for the newly opened stores amounted to approximately $30.8 million. Additional capital expenditures of approximately $30.8 million during the first nine months of fiscal 1998 related primarily to existing stores, to interim construction costs for the relocation of the Company's California distribution center, and for various systems enhancements. The Company completed two sale/leaseback transactions for the California distribution facility and a portion of its equipment during the second quarter of fiscal 1998 with gross proceeds amounting to $19.0 million. The Company expects additional capital expenditures during the remainder of fiscal 1998 to total approximately $18 to $23 million, relating primarily to costs for new stores, store relocations and remodeling, merchandising and other information systems and various other projects.

     In October 1998, the Company repurchased 1,145,000 shares of its Common Stock for an aggregate purchase price of $20.4 million and placed the shares in treasury.

     At October 31, 1998, the Company had working capital of $385.0 million compared to $358.7 million at January 31, 1998. In August 1998, the Company entered into a new unsecured revolving credit agreement with BankBoston, N.A. and other lending institutions (the "Credit Agreement") providing for a revolving loan of $100 million which may be increased to $125 million pursuant to certain terms and conditions as set forth in the Credit Agreement. Borrowings under the Credit Agreement were $30.1 million at October 31, 1998, and there were no borrowings outstanding under the Company's prior credit
agreement at any time during fiscal 1997 or fiscal 1998.   Borrowings available
under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding. The interest rate on the Credit Agreement is generally (a) the higher of (i) an annual rate of interest announced from time to time by BankBoston, N.A. or (ii) one-half of one percent (1/2%) above the Federal Funds Effective Rate or (b) the Eurodollar Rate as defined by the Credit Agreement. The Company is required to pay a commitment fee of up to .3% per annum on the unused portion of the revolving line of credit. The Credit Agreement provides certain annual restrictions on the aggregate amount of capital expenditures, restricts the payment of dividends and requires the Company to maintain compliance with various financial ratios. The Credit Agreement expires in August 2001. Management believes that the Company's available cash, funds generated by operating activities, funds available under the Credit Agreement and lease financing, should be sufficient to finance continuing operations and sustain current growth plans. Management believes that the Company can finance an annual store expansion at a rate of 12% to 15% (on a square footage basis) from internally generated cash flow.

IMPACT OF THE YEAR 2000

     The Company is highly dependent on proper functioning of its internal information systems for purposes of tracking inventory and sales information and on its vendors' systems for purposes of assuring accurate and timely deliveries of goods to the Company's distribution centers and stores. Because the Company has invested substantial amounts of money and effort in updating its internal systems in recent years, it believes such systems are already substantially advanced in Year 2000 compliance.

     The Company has implemented a comprehensive plan designed to make its operations more fully Year 2000 compliant. The Company is utilizing both internal and external resources to complete its Year 2000 initiatives. The Company has established a corporate project office, which reports to an executive management team, to oversee, monitor and coordinate the Company-wide Year 2000 efforts. An experienced, nationally-known consulting firm has been engaged to provide objective project management and technical expertise to assist internal resources in the completion of the Year 2000 project. The Company's plan focuses on three areas-information systems, business management and vendor relations-and generally covers four stages, including (i) inventory,
(ii) assessment, (iii) remediation and (iv) testing and certification. The remediation and testing and certification stages do not apply to the vendor relations area, with respect to which the Company will rely on assurances from vendors and contingency plans.

     The information systems area includes the Company's proprietary and third party application systems and related hardware, software and data and telephone networks. The Company's computer, data and voice infrastructure, which supports merchandise procurement and distribution, inventory control and point-of-sale information systems, is primarily serviced by a third party. The inventory and assessment phases of the Year 2000 compliance plan are completed in the information systems area. Approximately 52% of the Company's application systems are presently believed to be Year 2000 compliant. Remediation or replacement of the majority of the Company's remaining systems is in process, with substantial completion anticipated by mid-1999. The testing and certification stage for these areas is targeted to be largely completed by the end of third quarter 1999. Management believes that the Company is on schedule to complete year 2000 compliance plans with respect to its information systems.

     The business management area includes equipment and systems, such as elevators and security systems, that contain embedded computer technology. The Company's assessment of these systems has begun and is scheduled to be completed by January 31, 1999. Based on such assessment and assurances from third parties, the Company believes these systems present little Year 2000 exposure or risk.

     The Company has surveyed its "mission critical" merchandise and service vendors to determine their Year 2000 status and has either obtained or is negotiating to obtain appropriate assurances from these vendors. In addition, the Company is conducting more detailed assessments of the progress of its electronic data interchange trading partners. In fiscal year 1997, the Company's top ten vendors accounted for approximately 17% of total purchases, with no single merchandise vendor accounting for more than 4% of total purchases. The Company expects to complete its assessment phase with respect to vendors' systems by January 31, 1999.

     The Company is developing contingency plans, such as alternative sourcing, and identifying what actions would need to be taken if a critical system or service provider were not Year 2000 compliant. The Company expects these plans to be finalized by mid-1999. Currently, the Company does not expect substantial increases in inventory will be required as a contingency measure. The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by mid-1999.

     Despite the Company's significant efforts to make its systems and facilities Year 2000 compliant, the ability of third party service providers, vendors and certain other third parties, including governmental entities and utility companies, to be Year 2000 compliant is beyond the Company's control. Accordingly, the Company can give no assurances that the systems of other parties on which the Company's systems or operations rely will be timely converted or compatible with the Company's systems. The failure of these entities to comply on a timely basis could have a material adverse effect on the Company.

     At the present time, however, the Company does not expect Year 2000 issues to materially affect its products, services, competitive position, or financial performance or condition.

     Total external costs related to the Year 2000 effort (exclusive of the costs of planned development of new systems) are estimated to be approximately $2 million, of which approximately $700,000 has been incurred by the Company through November 1998. In addition, the Company has accelerated the planned development of new information systems with improved business functionality to replace systems that were not Year 2000 compliant. The cost of these new information systems will approximate $4.7 million, of which approximately $300,000 has been incurred by the Company prior to the date of this report. The Company's Year 2000 costs, including the acceleration of development of new systems already planned, have been, and are expected to be, funded with cash flow from operations. The Company does not separately track internal direct costs associated with the utilization of its officers and employees in its Year 2000 compliance efforts.

     The foregoing statements as to cost and timetables relating to the Year 2000 effort are forward looking and are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. They are based on the Company's best estimates, which may be updated as additional information becomes available. The Company's forward looking statements are also based on assumptions about many important factors, including the technical skills of employees and independent contractors, the representations and preparedness of third parties, the ability of vendors to deliver merchandise or perform services required by the Company and the collateral effects of the Year 2000 issues on the Company's business partners and customers. While the Company believes its assumptions are reasonable, it cautions that it is impossible to predict the impact of certain factors that could cause actual costs or timetables to differ materially from those expected.

                            MICHAELS STORES, INC.
                                  FORM 10-Q
                         PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     For a description of legal proceedings, see Note D to "Notes to Consolidated Financial Statements," which description is incorporated herein by this reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1998 annual meeting of shareholders of the Company was held on September 22, 1998. The following items of business were presented to the shareholders:

                            Election of Directors
                            _____________________

     The three directors were elected as proposed in the Proxy Statement dated August 12, 1998 under the caption titled "Election of Directors" as follows:

                                                      Total Vote
                               Total Vote for        Withheld From
               Name            Each Director         Each Director
               ____            ______________        _____________
        Charles J. Wyly, Jr.     24,859,861             1,115,720

        Richard E. Hanlon        24,860,351             1,115,230

        Kelly Elliott            24,855,045             1,120,536

             Approval of the Amendment to the Company's Restated
             ___________________________________________________
               Certificate of Incorporation
               ____________________________

     The Amendment to the Company's Restated Certificate of Incorporation as proposed in the Proxy Statement dated August 12, 1998 under the caption titled "Certificate Amendment" was approved (For-17,111,340; Against-8,812,305; Abstain-51,936; Broker Non-Vote-0-).

ITEM 5. OTHER INFORMATION

     The 1999 Annual Meeting of Stockholders (the "1999 Annual Meeting") is scheduled to be held on Thursday, June 17, 1999. In order to be considered for inclusion in the proxy statement for the 1999 Annual Meeting, stockholder proposals must be in writing and received by February 28, 1999. For a stockholder proposal which is not submitted for inclusion in such proxy statement to be considered at the 1999 Annual Meeting, notice of such stockholder proposal must be submitted by March 15, 1999. The stockholder proposals should be submitted to Michaels Stores, Inc., P.O. Box 619566, DFW, Texas 75261-9566, Attention: Secretary.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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



MICHAELS STORES, INC.


By:  /s/ Bryan M. DeCordova
    ____________________________
    Bryan M. DeCordova
    Executive Vice President and
    Chief Financial Officer
    (Principal Financial Officer)



Dated: December 15, 1998

                                EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION                              PAGE

27                    Financial Data Schedule