Form 10-K
period 1999-01-30
MICHAELS STORES INC
filed 1999-04-30
CIK 740670

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                FOR THE FISCAL YEAR ENDED JANUARY 30, 1999
                                    OR

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

    AS OF APRIL 14, 1999, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $681,414,773 BASED ON THE CLOSING PRICE OF THE REGISTRANT'S COMMON STOCK ON SUCH DATE, $25.125, AS REPORTED ON THE NASDAQ STOCK MARKET.

    AS OF APRIL 14, 1999, 28,603,461 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held during 1999 are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

    UNLESS OTHERWISE NOTED, ALL NUMBERS CONTAINED IN THIS DOCUMENT ARE AS OF JANUARY 30, 1999.

    With approximately $1.6 billion in sales, Michaels Stores, Inc. (the "Company") is the world's largest and only national retailer dedicated to serving the arts, crafts, framing, floral and decorative items marketplace. The Company's Michaels stores offer a wide selection of competitively priced items, including picture framing materials and services, silk and dried flowers, hobby and art supplies, creative crafts, and seasonal and holiday merchandise for the hobbyist and do-it-yourself home decorator. The Company's primary customers are women with above average median household incomes. While the average sale in the Company's Michaels stores increased annually from approximately $12.00 in fiscal 1991 to $16.31 in fiscal 1997, the average sale decreased slightly in fiscal 1998 to $15.79.

    In March 1995, the Company acquired Aaron Brothers, Inc. ("Aaron Brothers"), a chain of specialty framing and art supply stores operating primarily on the West Coast. The Company's Aaron Brothers stores offer professional custom framing services, photo frames, a full line of ready-made frames, and a wide selection of art supplies. During fiscal 1998, Aaron Brothers generated sales of $81.8 million. The average sale in the Company's Aaron Brothers stores has increased annually since the acquisition from approximately $23.94 in fiscal 1995 to approximately $31.45 in fiscal 1998.

    The Company operates 496 Michaels stores and 78 Aaron Brothers stores in 46 states, Canada and Puerto Rico. The Company's Michaels stores average approximately 16,900 square feet of selling space and offer an assortment of approximately 40,000 stock keeping units ("SKUs") in a typical store during the course of a year (including seasonal product). The Company's Aaron Brothers stores average approximately 6,100 square feet of selling space and offer an assortment of approximately 7,000 SKUs. For fiscal 1998, the average sales of the Company's Michaels and Aaron Brothers stores open for the full fiscal year were $3.1 million and $1.1 million, respectively.

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

MERCHANDISING AND MARKETING

    The Company's Michaels store merchandising strategy is to provide a broad selection of products in an appealing store environment that emphasizes superior customer service.

    PRODUCT SELECTION

    In general, each Michaels store offers products from a number of categories. Most of the categories offer essentially the same type of merchandise throughout the year, although the products may vary from season to season. The merchandise offered by the major categories is as follows:

    - General craft materials, including beads, bakeware, wood, doll making, jewelry making, wall decor, rubber stamps, apparel crafts, books and magazines, and plaster; needlecraft items, including stitchery supplies, hand-knitting yarns, needles, canvas and related supplies for needlepoint, embroidery and cross stitching, knitting, crochet, rug making kits, quilts and afghans; ribbon and wedding accessories; and items for personalizing home decor, including vases, containers, baskets, potpourri and gifts;

    - Picture framing materials and services, including ready-made frames and custom framing, mat boards, glass, backing materials and related supplies, framed art and photo albums;

    - Silk flowers, dried flowers and artificial plants sold separately or in ready-made and custom floral arrangements, all accessories needed for floral arranging and other floral items such as wreaths;

    - Fine art materials, representing a number of major brand lines and including items such as pastels, water colors, oil paints, acrylics, easels, brushes, paper, canvas and materials for stenciling and memory books;

    - Hobby items, including wooden and plastic model kits and related supplies, kids' crafts, plush toys and paint-by-number kits; party needs, including paper party goods, balloons, candy, gift wrap, candy making and cake decorating supplies; and candles.

    In addition to the basic categories described above, the Michaels stores regularly feature seasonal merchandise that complements the Company's core merchandising strategy. Seasonal merchandise is ordered for several holiday periods, including Valentine's Day, Easter, Mother's Day, Halloween and Thanksgiving, in addition to the Christmas season. For example, seasonal merchandise for the Christmas season includes artificial trees, wreaths, candles, lights and ornaments.

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

    The following table shows Michaels' sales by department as a percent of total sales for fiscal 1998, 1997 and 1996:

                                                                                PERCENT OF SALES
                                                                      -------------------------------------
DEPARTMENT                                                               1998        1997(1)      1996(1)
--------------------------------------------------------------------     -----     -----------  -----------
General crafts......................................................          29%          29%          31%
Picture framing.....................................................          18           18           17
Silk and dried floral...............................................          18           18           18
Fine art materials..................................................          16           15           14
Hobby, party and candles............................................          11           11            9
Seasonal............................................................           8            9           11
                                                                             ---          ---          ---
  Total.............................................................         100%         100%         100%
                                                                             ---          ---          ---
                                                                             ---          ---          ---

------------------------

(1) 1997 and 1996 are restated to conform to the 1998 departmental categories.

    The Michaels merchandising strategy is developed centrally and implemented at the store level through the use of "planograms" which provide store managers with detailed descriptions and illustrations with respect to store layout and merchandise presentation. Planograms are also used to cluster various products that can be combined to create individual projects.

    Aaron Brothers stores offer professional custom framing services, photo frames, a full line of ready-made frames, and a wide selection of art supplies. The Company's merchandising strategy for its Aaron Brothers stores is to provide guaranteed everyday low priced custom framing services and selection, with a five-business day delivery guarantee. In addition, Aaron Brothers strives to provide a fashion forward merchandise selection in an appealing environment with superior customer service.

    CUSTOMER SERVICE

    The Company believes that customer service is critically important to its merchandising strategy. Many of the craft supplies sold in Michaels stores can be assembled into unique end products with an appropriate amount of guidance and direction. Accordingly, Michaels has displays in every store in an effort to stimulate new project ideas, and supplies project sheets with detailed instructions on how to assemble the product. In addition, many Michaels sales associates are craft enthusiasts who are able to help customers with ideas and instructions. The Company periodically offers demonstrations and inexpensive classes in its stores as a means of promoting new craft ideas and expanding its customer base.

    ADVERTISING

    The Company focuses on circular and newspaper advertising. The Company has found full-color circular advertising, primarily as an insert to newspapers, to be the most effective medium of advertising. Such circulars advertise numerous products in order to emphasize the wide selection of products available at Michaels stores. The Company believes that its ability to advertise through circulars and newspapers throughout the year in each of its markets provides the Company with an advantage over its smaller competitors.

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

    PURCHASING AND DISTRIBUTION

    The Company's purchasing strategy is to negotiate centrally with its vendors in order to take advantage of volume purchasing discounts and improve control over product mix and inventory. Approximately 51% of Michaels store stock is shipped directly from the Michaels distribution centers, with the remaining 49% being shipped directly from vendors. District managers are responsible for monitoring store purchases to further manage the stores' merchandise needs. In 1998, the Company's top ten vendors accounted for approximately 21% of total purchases with no single vendor accounting for more than 4.5% of total purchases.

    The Company believes that its distribution capabilities will allow it to maintain a high in-stock position in its stores while balancing its overall inventory position. The Company believes its distribution network is a competitive advantage and it intends to increase the flow of goods through its distribution centers and thereby reduce its supply chain costs and more effectively manage its investment in inventories. The Company currently operates four distribution centers that supply the Michaels stores with certain merchandise, including substantially all seasonal and promotional items. The Company's distribution centers are located in Texas, California, Kentucky and Florida. Michaels stores receive deliveries from the distribution centers generally once a week through an internal distribution network using contract carriers.

    Substantially all of the products sold in Michaels stores are manufactured in the United States, the Far East and Mexico. Goods manufactured in the Far East generally require long lead times and are ordered four to six months in advance of delivery. Such products are either imported directly by the Company or acquired from distributors based in the Unites States. In all cases, purchases are denominated in U.S. dollars (or Canadian dollars for purchases of certain items delivered directly to stores in Canada).

    Aaron Brothers purchases all of its merchandise centrally. Aaron Brothers operates a distribution center located in the City of Commerce, California that currently serves all of its stores. Approximately 61% of their store stock is shipped directly from the Aaron Brothers distribution center, with the remaining 39% being shipped directly from vendors. Aaron Bothers systematically replenishes each of its stores on a weekly basis.

    INVENTORY MANAGEMENT

    The Company's primary objectives for inventory management are maximizing the efficiency of the flow of product to the stores, improving store in-stock position, improving store labor efficiency, and optimizing overall investment in inventory. The Company manages its inventory in several ways, including weekly tracking of inventory status; the use of planograms to control the merchandise assortment; the use of store level radio frequency ordering based on store specific rate of sale for each SKU; and the review of item-level sales information in order to track the sell-through of seasonal and promotional items and to plan its assortments. The data that the Company is obtaining from its point-of-sale ("POS") system is an integral component in the inventory management process. In addition, inventories are verified through physical cycle counts conducted throughout the year in all stores on a rotating systematic schedule.

STORE OPERATIONS

    The Company's 496 Michaels stores average approximately 16,900 square feet of selling space. The Company's 78 Aaron Brothers stores average approximately 6,100 square feet of selling space. Net sales for fiscal 1998 averaged approximately $3.1 million per store for Michaels stores open the entire fiscal year and $186 per square foot of selling space, and averaged approximately $1.1 million per store for Aaron Brothers stores open the entire fiscal year and $176 per square foot of selling space. Store sites are selected based upon meeting certain economic, demographic and traffic criteria or for clustering stores in markets where certain operating efficiencies can be achieved. The Michaels and Aaron Brothers stores currently in operation are located primarily in strip shopping centers in areas with easy access and ample parking.

    Typically, a Michaels store is managed by a store manager and one to three assistant store managers, depending on the sales volume of the store. Michaels' field organization is headed by an executive vice president and is divided into four geographic zones. Each zone has its own vice president, loss prevention manager, human resources manager, and nine to eleven district managers. There are a total of 39 districts. Typically, an Aaron Brothers store is managed by a store manager and one to two assistant store managers, depending on the sales volume of the store. Aaron Brothers' field organization is headed by a vice president and is divided into four districts, each with a district manager and an operations manager/trainer. The Company believes this organizational structure enhances the communication among the individual stores and between the stores and corporate headquarters.

STORE EXPANSION

    Having achieved its objective of becoming the largest and only national retailer in arts, crafts and decorative items, the Company recognized that it had the critical mass to achieve improved operating efficiencies that could result in higher returns on capital. On August 23, 1995, the Company announced a shift in focus from sales growth to realizing higher returns on capital. As a result, the Company moderated its internal store growth rate, opening 9 new Michaels stores and 3 new Aaron Brothers stores in fiscal 1997. In fiscal 1998, the Company returned to an accelerated new store opening program, opening 50 Michaels stores and relocating 14 stores. Aaron Brothers opened 5 stores and relocated 5 stores. In fiscal 1999, the Company plans to open approximately 70 Michaels stores and relocate and/or expand up to 25 stores. Aaron Brothers plans to open 15 stores and relocate 5 stores in fiscal 1999.

    The Company's expansion strategy is to give priority to adding stores in existing markets in order to enhance economies of scale associated with advertising, distribution, field supervision, and other regional expenses. Management believes that few of its existing markets are saturated and that there are attractive new markets available to the Company. The anticipated opening of Michaels and Aaron Brothers stores in 1999 and the rate at which stores are opened thereafter will depend upon a number of factors, including the success of existing Michaels and Aaron Brothers stores, the availability and the cost of capital for expansion, the availability of suitable store sites, and the ability to hire and train qualified managers. The Company intends to continue to review acquisition opportunities in existing and new markets. The Company has no arrangements or understandings pending with respect to any acquisitions, other than the acquisition of leases for 16 stores formerly operated by MJDesigns, Inc. in the mid-Atlantic states in March 1999.

    Michaels has developed a standardized procedure that allows for the efficient opening of new stores and their integration into the Company's information and distribution systems. Michaels develops the floor plan and inventory layout and organizes the advertising and promotions in connection with the opening of each new store. In addition, Michaels maintains a qualified store opening staff to provide new store personnel with in-store training. Accordingly, Michaels generally opens new stores during the period from February through October because new store personnel require significant in-store training prior to entering the Christmas selling season.

    Costs for opening stores at particular locations depend upon the type of building and general cost levels in the area. In fiscal 1998, the average net cost to the company of opening a new Michaels store was approximately $630,000, which included leasehold improvements, furniture, fixtures and equipment, and pre-opening expenses. The initial inventory investment (net of accounts payable) associated with each new Michaels store averages approximately $570,000 at cost depending on the store size, operating format and the time of year in which the store is opened. The initial inventory investment in new Michaels stores is offset, in part, by extended vendor terms and allowances.

INVESTMENT IN INFORMATION TECHNOLOGY

    The Company is committed to utilizing technology to increase operating efficiencies and to improve its ability to satisfy the needs of its customers. The Company utilizes world-class technology in the form of the latest massively parallel computer systems and private networks to communicate with stores and distribution centers. With the installation of the POS system, which includes bar code scanning, came the ability to better understand the demands of the customer, emerging merchandise trends, and inventory replenishment requirements. During the past year, the Company completed installation of new networked computer systems in every store to handle communications, price management, enhanced radio frequency terminal applications for inventory management, faster credit authorization and gift certificate processing. A new, standardized, warehouse management system running on the latest IBM RS/6000 computers and utilizing radio frequency terminals with bar code scanning technology was installed in all distribution centers. The Company is installing industry leading merchandise information systems software that will be closely integrated with store systems, including POS and warehouse management systems, to provide greatly enhanced inventory management capabilities. The Company believes that information is a competitive tool and intends to be the craft industry leader in the effective and efficient utilization of this resource.

    The Company's project to ensure that all application systems and infrastructure are Year 2000 ready continues on schedule and on budget. An experienced consulting firm with a worldwide practice in Year 2000 remediation was engaged to provide objective project management and technical expertise, and to provide an objective assessment of progress. The project includes an assessment of the ability of outside vendors of merchandise and services to supply the Company's needs and cooperative testing of all communications. The Year 2000 project is the Company's highest priority initiative and status is reported regularly to management and the Board of Directors.

COMPETITION

    Michaels is the largest and only national retailer dedicated to serving the arts and crafts marketplace. Michaels competes primarily with regional and local arts and crafts merchants, and mass merchandisers that typically dedicate a portion of their selling space to a limited selection of arts, crafts, picture framing and seasonal products. The Company believes that its Michaels stores compete based on price, quality and variety of merchandise assortment, and customer service. Michaels believes the combination of its broad selection of products, emphasis on customer service, loyal customer base, information received from its POS system, distribution capabilities allowing it to maintain high in-stock positions, and capacity to advertise frequently in all of its markets provides the Company with a competitive advantage.

    The U.S. arts, crafts and decorative items retailing industry was estimated by trade publications to be approximately $10 billion in 1997. The industry is highly fragmented, and Michaels is the only national arts and crafts retailer. Management believes that there are only a few competitors with arts and crafts sales that exceed $200 million annually and that the Company's arts and crafts sales are more than twice as large as its largest direct competitor. The Company believes that its significant size relative to its competitors provides it with several advantages including (i) purchasing power, (ii) critical mass to support a cost efficient nationwide distribution network, and (iii) the financial resources to support an annual advertising expenditure of approximately $66 million and significant ongoing capital investments in information technology.

    Michaels' primary competitors include Hobby Lobby, a chain based in Oklahoma City which operates approximately 176 stores primarily in the midwestern United States, and A.C. Moore Arts & Crafts, Inc., a chain which operates approximately 37 stores in the mid-Atlantic and Northeast regions. The Company also competes with Jo-Ann etc. (operated by Jo-Ann Stores, Inc.), MJDesigns, Inc. and Garden Ridge Corporation.

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

EMPLOYEES

    As of April 3, 1999, approximately 22,200 persons were employed by the Company, approximately 14,200 of whom were employed on a part-time basis. The number of part-time employees is substantially increased during the Christmas selling season. Of the Company's full-time employees, approximately 1,900 are engaged in various executive, operating, training and administrative functions in the Company's corporate offices and distribution centers, and the remainder are engaged in store operations.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                  AGE     POSITION
---------------------------------  ---------  -----------------------------------------------------------------------
Sam Wyly.........................     64      Chairman of the Board of Directors
Charles J. Wyly, Jr..............     65      Vice Chairman of the Board of Directors
R. Michael Rouleau...............     60      President and Chief Executive Officer
Bryan M. DeCordova...............     42      Executive Vice President-Chief Financial Officer
Lawrence H. Fine.................     45      Executive Vice President-General Merchandise Manager
Duane Hiemenz....................     45      Executive Vice President-Store Operations
Douglas B. Sullivan..............     48      Executive Vice President-Development
James F. Tucker..................     54      Executive Vice President-Chief Information Officer
David A. Gary....................     51      Senior Vice President-Logistics and Distribution
James C. Neustadt................     51      Senior Vice President-Advertising and Marketing
H. Kevin Rutherford..............     40      Senior Vice President-Human Resources

    Mr. Sam Wyly has served as Chairman of the Board of the Company since 1984. Mr. Wyly is an entrepreneur who has created and managed several public and private companies. In the 1960's, he founded University Computing Company, which became one of the first computer utility networks and one of the first software products companies. His data transmission company, Datran, was one of the pioneering telecommunications ventures that contributed to the breakup of the telephone monopoly. He is a founder and currently serves as Chairman and a director of Sterling Software, Inc., a worldwide supplier of software products. He is also Chairman of the Executive Committee and a director of Sterling Commerce, Inc., a provider of business-to-business electronic commerce software to 80 of America's 100 largest corporations, and Chairman and a director of Scottish Annuity & Life Holdings, Ltd., a variable life insurance and reinsurance company. He is a founding partner of Maverick Capital, Ltd., a manager of equity hedge funds. Mr. Wyly is the father of Evan A. Wyly and Kelly Elliott who also serve as directors.

    Mr. Charles J. Wyly, Jr. became a director of the Company in October 1984 and Vice Chairman in 1985. He co-founded Sterling Software, Inc. in 1981 and since such time has served as a director and since 1984 Vice Chairman. Mr. Wyly is a director of Scottish Annuity & Life Holdings, Ltd. Mr. Wyly served from 1964 to 1975 as an officer and director, including serving as President from 1969 to 1973, of University Computing Company, which became one of the first computer utility networks and one of the first software products companies. Mr. Wyly and his brother, Sam Wyly, founded Earth Resources Company, an oil refining and silver mining company, and Charles J. Wyly, Jr. served as Chairman of the Board from 1968 to 1980. Mr. Wyly served as Vice Chairman of the Bonanza Steakhouse chain from 1967 to 1989 and has served as a director of Sterling Commerce, Inc. since December 1995. Charles J. Wyly, Jr. is the father-in-law of Donald R. Miller, Jr., a director and Vice President-Market Development of the Company.

    Mr. Rouleau became President of the Company in April 1997 and has been Chief Executive Officer since April 1996. Prior to joining the Company, Mr. Rouleau had served as Executive Vice President of Store Operations for Lowe's Companies, Inc. ("Lowe's") since May 1992 and in addition as President of Lowe's Contractor Yard Division since February 1995. Prior to joining Lowe's, Mr. Rouleau was a co-founder and President of Office Warehouse which subsequently merged into Office Max.

    Mr. DeCordova became Executive Vice President-Chief Financial Officer in March 1997. Prior to joining the Company, he served as Vice President of Finance, Treasurer and Chief Financial Officer for Duckwall-ALCO Stores, Inc. since 1990.

    Mr. Fine became Executive Vice President-General Merchandise Manager in December 1996. Before joining the Company, he was Senior Vice President of Merchandising for Party City since 1995. Prior to Party City, he held a variety of merchandising positions with the Jamesway Corporation for nearly 16 years.

    Mr. Heimenz became Executive Vice President-Store Operations in August 1996 after joining the Company as a Zone Vice President in July 1996. Prior to joining Michaels, Mr. Hiemenz had served with Lowe's for nine years, most recently as a Regional Vice President.

    Mr. Sullivan became Executive Vice President-Development in April 1997. He joined Michaels in 1988 and has served in a variety of capacities, including overseeing the Company's store operations, distribution, store opening, real estate, legal and personnel functions. Prior to his joining the Company, Mr. Sullivan had served with Family Dollar Stores, Inc. for 11 years, most recently as Vice President-Real Estate.

    Mr. Tucker became Executive Vice President-Chief Information Officer in June 1997. Before joining the Company, Mr. Tucker held the position of Senior Vice President and Chief Information Officer for Shopko Stores, Inc. since 1994. Prior to 1994, Mr. Tucker held the position of Vice President-Management Information Services for Trans World Music Corp.

    Mr. Gary joined the Company as Senior Vice President-Logistics and Distribution in November 1997. For the previous two years he had served with Kay-Bee Toys, Inc. as Vice President of Distribution and Logistics. Prior to Kay-Bee Toys, Inc., Mr. Gary was Vice President of Distribution and Logistics for Silo, Inc.

    Mr. Neustadt joined the Company as Senior Vice President-Advertising and Marketing in June 1998. Before joining the Company, Mr. Neustadt was Vice President-Advertising for Lowe's since 1994. Prior to Lowe's, he held a variety of advertising and marketing positions with Montgomery Ward, Handy Andy and Payless Cashways Inc.

    Mr. Rutherford became Senior Vice President-Human Resources in March 1998. Prior to joining the Company, Mr. Rutherford was Vice President-Corporate Human Resources for Borders Group Inc. since February 1997. From 1994 through February 1997, he served as Vice President-Human Resources for Walden Book Company. From 1992 through 1994, Mr. Rutherford was Vice President-Human Resources for Footaction USA.

ITEM 2.  PROPERTIES.

    The Company's Michaels stores generally are situated in high visibility shopping centers located on well-traveled roads. Almost all stores are located in leased premises with lease terms generally ranging from five to ten years. The base rental rates generally range from $85,000 to $250,000 per year. Rental expense for stores open for the full 12-month period of fiscal 1998 averaged $173,000. The leases are generally renewable, with increases in lease rental rates. A majority of the existing leases contain provisions pursuant to which the lessor has provided leasehold improvements to prepare for opening.

    The Company's Aaron Brothers stores are generally located in high visibility strip shopping centers in trade areas having a high density of population and above average discretionary income. Almost all stores are located in leased premises with lease terms generally ranging from five to ten years with options to renew at increased rates. Rental expense for stores open for the full 12-month period of fiscal 1998 averaged $105,000.

    The following table indicates the number of the Company's stores located in each state or province as of April 14, 1999:

                                                NUMBER OF
STATE                                            STORES
--------------------------------------------  -------------
Alabama.....................................            7
Alaska......................................            2
Alberta.....................................            2
Arizona.....................................           21*
Arkansas....................................            3
British Columbia............................            1
California..................................          152*
Colorado....................................           10
Connecticut.................................            3
Delaware....................................            1
Florida.....................................           28
Georgia.....................................           18
Idaho.......................................            2
Illinois....................................           24
Indiana.....................................           10
Iowa........................................            6
Kansas......................................            4
Kentucky....................................            4
Louisiana...................................            4
Maine.......................................            2
Maryland....................................            7
Massachusetts...............................           12
Michigan....................................           18
Minnesota...................................           11
Mississippi.................................            3
Missouri....................................           10

                                                NUMBER OF
STATE                                            STORES
--------------------------------------------  -------------
Montana.....................................            2
Nebraska....................................            1
Nevada......................................           10*
New Hampshire...............................            3
New Jersey..................................            9
New Mexico..................................            2
New York....................................           12
North Carolina..............................           16
North Dakota................................            1
Ohio........................................           24
Oklahoma....................................            7
Ontario.....................................           16
Oregon......................................           13*
Pennsylvania................................           12
Puerto Rico.................................            3
Rhode Island................................            2
South Carolina..............................            5
South Dakota................................            1
Tennessee...................................           11
Texas.......................................           38
Utah........................................            5
Virginia....................................           11
Washington..................................           16
West Virginia...............................            2
Wisconsin...................................            7
                                                      ---
  Total.....................................          594

------------------------

* Of the store counts indicated in Arizona, California, Nevada and Oregon, Aaron Brothers accounts for 5, 69, 4 and 2 stores, respectively.

    Michaels leases a 426,000 square foot building at the Alliance Airport in Tarrant County, Texas, a 450,000 square foot building in Lancaster, California, a 350,000 square foot building in Lexington, Kentucky, and a 500,000 square foot building in Jacksonville, Florida for use as distribution centers. Aaron Brothers leases a 126,000 square foot building in City of Commerce, California for use as a distribution center and office facility. The Company also leases a 136,000 square foot building for the corporate headquarters in Irving, Texas.

ITEM 3.  LEGAL PROCEEDINGS.

    A lawsuit was commenced against the Company and several other parties on September 19, 1994 on behalf of a former employee, Naomi Snyder, her child, and her husband. The complaint alleged that the former employee and her then-unborn child were exposed to excessive levels of carbon monoxide in one of the Company's stores resulting in severe and permanent injuries to the child. Plaintiffs' Statement of Damages sought $11 million. A settlement agreement was reached by the parties and the Company's portion of the settlement amount was fully covered by insurance. The lawsuit was dismissed with prejudice on January 4, 1999.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

    The Company's Common Stock is quoted through The Nasdaq Stock Market under the ticker symbol "MIKE."

    The following table sets forth the high and low sale prices of the Company's Common Stock for each quarterly period within the two most recent fiscal years.

FISCAL 1998                                          HIGH        LOW
-------------------------------------------------- --------    --------
First............................................. $ 39 59/64  $ 28 5/8
Second............................................   38 1/4      27 1/2
Third.............................................   33 5/8      16 3/4
Fourth............................................   22 3/4      15 1/2


FISCAL 1997                                          HIGH        LOW
-------------------------------------------------- --------    --------
First............................................. $ 20 1/8    $ 11 5/8
Second............................................   23 3/8      17 3/4
Third.............................................   34 5/8      20 3/4
Fourth............................................   37          23 1/8

    On April 14, 1999, the last reported sale price of the Common Stock on The Nasdaq Stock Market was $25.125 and as of such date there were approximately 699 holders of record of the Common Stock.

    The Company's present plan is to retain earnings for the foreseeable future for use in the Company's business and the financing of its growth. The Company did not pay any dividends on its Common Stock during fiscal 1997 and 1998.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                              FISCAL YEAR
                                                    ----------------------------------------------------------------
                                                       1998        1997      1996(1)           1995           1994
                                                    ----------  ----------  ----------      ----------      --------
                                                             (IN THOUSANDS EXCEPT PER SHARE AND STORE DATA)
RESULTS OF OPERATIONS:
  Net sales.......................................  $1,573,965  $1,456,524  $1,378,277      $1,294,886      $994,563
  Operating income (loss).........................      89,112      68,942     (20,987)(2)     (15,046)(3)    64,036
  Net income (loss)...............................      43,601      30,077     (31,233)        (20,417)       35,647
  Earnings (loss) per common
    share.........................................        1.43        1.05       (1.35)          (0.96)         1.67

BALANCE SHEET DATA:
  Cash and investments............................  $   96,124  $  162,283  $   59,069      $    2,870      $ 16,909
  Merchandise inventories.........................     501,239     385,580     351,208         366,102       375,096
  Total current assets............................     621,928     573,183     437,543         416,292       418,532
  Total assets....................................     962,650     908,494     784,435         739,780       686,026
  Working capital.................................     391,227     358,691     239,812         228,983       232,442
  Long-term debt..................................     230,896     234,889     238,608         187,748       138,082
  Total liabilities...............................     481,671     466,583     451,633         403,827       330,109
  Stockholders' equity............................     480,979     441,911     332,802         335,953       355,917

OTHER FINANCIAL DATA:
  Cash flow from operating activities.............  $    6,038  $   77,907  $   29,749      $    9,248      $(38,267)
  EBITDA(4).......................................     143,253     117,589      21,694          12,930        87,800

STORES OPEN AT END OF PERIOD:
  Michaels........................................         496         452         453             442           380
  Aaron Brothers..................................          78          74          72              68           n/a

------------------------

(1) Fiscal 1996 was a 53-week fiscal year; all other years were 52-week fiscal years.

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

(4) EBITDA is calculated as income before income taxes plus interest, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA should not be considered by an investor as an alternative to net income, as an indicator of the operating performance of the Company or as an alternative to cash flow as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    CERTAIN STATEMENTS CONTAINED IN THIS DISCUSSION AND ANALYSIS WHICH ARE NOT HISTORICAL FACTS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, CUSTOMER DEMAND AND TRENDS IN THE ARTS AND CRAFTS INDUSTRY, RELATED INVENTORY RISKS DUE TO SHIFTS IN CUSTOMER DEMAND, THE EFFECT OF ECONOMIC CONDITIONS, THE IMPACT OF COMPETITORS' LOCATIONS OR PRICING, THE AVAILABILITY OF ACCEPTABLE REAL ESTATE LOCATIONS FOR NEW STORES, DIFFICULTIES WITH RESPECT TO NEW INFORMATION SYSTEM TECHNOLOGIES AND OUR ABILITY TO ADDRESS THE YEAR 2000 ISSUE, SUPPLY CONSTRAINTS OR DIFFICULTIES, THE RESULTS OF FINANCING EFFORTS AND OTHER RISKS DETAILED IN OUR SECURITIES AND EXCHANGE COMMISSION FILINGS.

GENERAL

    In fiscal years 1996, 1997 and 1998, we added 13, 9 and 50 Michaels stores, respectively, and closed 2, 10 and 6, respectively. During 1996 and 1998, a substantial portion of our sales increases came from stores added during or after the prior comparable period and therefore are not included in same-store sales comparisons. During these periods, sales from these newer stores accounted for approximately 90% and 89%, respectively, of aggregate sales growth increases.

    During 1996 we focused on implementing initiatives to improve our merchandising and store operations, which included completing the installation of the point-of-sale ("POS") system, redefining the merchandise strategy, liquidating merchandise which did not support our focus toward return on capital, resetting and standardizing the stores, and improving store staffing effectiveness. These changes allowed us to focus on an expanded arts and crafts assortment as our core line of business.

    In 1997 we moderated our expansion plans and focused on same-store sales growth, return on investment, productivity enhancements and improving cash flow. We increased the number of basic merchandise SKUs centrally purchased and available for store replenishment from our distribution centers, and we have continued this process into 1999 with a goal of having approximately 20,000 SKUs available by year-end. We believe that shifting more SKUs for inventory replenishment to the distribution centers will result in an increase in inventory turns in future years.

    In 1998 we continued our focus on growing same-store sales, implemented information system enhancements in merchandising and distribution, and returned to an accelerated new store-opening program. In addition, we positioned the Company for significant operating improvements in future years by putting new inventory management tools in place.

    Initiatives for 1999 include focusing on four cornerstones essential to our operational turnaround for top line growth: 1) an enhanced version of our store prototype; 2) effective distribution centers; 3) continued information system enhancements; and 4) disciplined inventory management and control to ensure we improve store in-stock positions while reducing store inventories.

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to net sales of each line item of our Consolidated Statements of Operations. This table should be read in conjunction with the following discussion and with our Consolidated Financial Statements, including the related notes.

                                                                                       FISCAL YEAR
                                                                          -------------------------------------
                                                                             1998         1997         1996
                                                                          -----------  -----------  -----------
NET SALES...............................................................      100.0%       100.0%       100.0%
Cost of sales and occupancy expense.....................................       66.8         67.9         72.8
                                                                              -----        -----        -----
GROSS MARGIN............................................................       33.2         32.1         27.2
Selling, general and administrative expense.............................       27.0         27.2         28.5
Store pre-opening costs.................................................        0.5          0.2          0.2
                                                                              -----        -----        -----
OPERATING INCOME (LOSS).................................................        5.7          4.7         (1.5)
Interest expense........................................................        1.4          1.6          1.5
Other (income) and expense, net.........................................       (0.2)        (0.2)        (0.0)
                                                                              -----        -----        -----
INCOME (LOSS) BEFORE INCOME TAXES.......................................        4.5          3.3         (3.0)
Provision (benefit) for income taxes....................................        1.7          1.2         (0.7)
                                                                              -----        -----        -----
NET INCOME (LOSS).......................................................        2.8%         2.1%        (2.3)%
                                                                              -----        -----        -----
                                                                              -----        -----        -----

FISCAL 1998 COMPARED TO FISCAL 1997

    Net sales in the fiscal year ended January 30, 1999 ("1998") increased $117.4 million, or 8%, over the fiscal year ended January 31, 1998 ("1997"). The results for 1998 included sales from 50 Michaels and 5 Aaron Brothers stores that were opened during the year, more than offsetting lost sales from 6 Michaels and 1 Aaron Brothers store closures. Same-store sales increased 1% in 1998. The improvement in same-store sales was due to a good performance in memory books, wood, beads, candles, art, books and yarn, more than offsetting the performance in apparel crafts, seasonal, needlecrafts and ribbon. Going forward we expect to achieve same-store sales increases for 1999, taken as a whole. Our ability to generate same-store sales increases is dependent, in part, on our ability to continue to improve store in-stock positions on the top-selling items, to properly allocate seasonal merchandise to the stores based upon anticipated sales trends utilizing POS rate of sale information and the success of our sales promotion efforts.

    Cost of sales and occupancy expense, as a percentage of net sales, for 1998 was 66.8%, a decrease of 1.1% compared to 1997. This decrease was primarily attributable to improvements in the initial markup and cost reductions in merchandise purchases, partially offset by increased occupancy costs, as a percentage of net sales, including higher rent reserves for store closures.

    Selling, general and administrative expense, as a percentage of net sales, decreased by 0.2% in 1998 compared to 1997. This decrease resulted from improved expense leverage in corporate general and administrative expense, advertising and depreciation.

    Store pre-opening costs, as a percentage of net sales, increased by 0.3% in 1998 compared to 1997, as we opened or relocated 64 Michaels and 12 Aaron Brothers stores compared to 23 Michaels and 4 Aaron Brothers stores in the prior year.

    Interest expense, as a percentage of net sales, was 1.4% for 1998, a decrease of 0.2% compared to the prior year. This decrease was a result of leveraging the fixed interest costs over a larger sales base.

FISCAL 1997 COMPARED TO FISCAL 1996

    Net sales in 1997 increased $78.2 million, or 6%, over the fiscal year ended February 1, 1997 ("1996"). The results for 1997 included sales from 9 Michaels and 3 Aaron Brothers stores that were opened during the year, partially offsetting lost sales from 10 Michaels and 1 Aaron Brothers store closures. Same-store sales for comparable 52-week reporting periods increased 6% in 1997. The improvement in same-store sales was due to a strong performance in the core categories of general crafts, framing, art supplies and floral, which management believes was the result of updated planograms and improved information from the new POS item sales history database initiated during the summer of 1996.

    Cost of sales and occupancy expense, as a percentage of net sales, for 1997 was 67.9%, a decrease of 4.9% compared to 1996. Cost of sales and occupancy expense in 1996 included a $47.7 million charge for unusual costs and expenses recorded in the third quarter of 1996 to cover losses on an extended sidewalk sale, markdowns on discounted furniture and certain other home decor merchandise, and reserves for the closure of 4 stores and the write-down of leasehold improvements in 3 stores. Adjusting for the 1996 unusual items, cost of sales and occupancy expense for 1997 decreased by 2.0% compared to the prior year. This decrease was principally due to improved gross margins which management attributes to decreased dependency on promotional advertising and fewer seasonal clearance markdowns in the third and fourth quarters of 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

    We plan to spend approximately $83 million on capital expenditures during fiscal 1999. We plan to open 70 Michaels and 15 Aaron Brothers stores for approximately $42 million, of which 18 Michaels and 2 Aaron Brothers stores have been opened as of April 14, 1999. In March 1999 we acquired leases for 16 stores (included in the 70 Michaels stores noted above), formerly operated by MJDesigns, Inc., for $4.5 million. We expect to spend approximately $9 million on information systems, $22 million on store relocations and remodeling, and $5 million on various other projects.

    We believe that our available cash, funds generated by operating activities, funds available under a bank credit agreement, lease financing and proceeds from the sale of stock should be sufficient to finance continuing operations and sustain current growth plans. We believe that we can finance annual store expansion at a rate of 15% from internally generated cash flow.

    Our working capital needs are driven primarily by a seasonal buildup of inventory to support higher sales in the third and fourth quarters, funding required for growth in new stores and improvements in our information systems. Net cash provided by operating activities for 1998 was $6.0 million as compared to $77.9 million for 1997, decreasing primarily as a result of an increase in merchandise inventories. Inventories per Michaels store increased 18% as a result of increasing the number of items replenished by our distribution centers from approximately 8,880 at year end 1997 to approximately 12,000 at year end

1998. Additional inventory was required for the opening of new stores in 1998 and 1999 and as the store in-stock position of top-selling merchandise in existing stores was improved.

    Capital expenditures during 1998 were $59.6 million (net of $18.4 million in proceeds from sale/ leaseback transactions), incurred primarily for the opening, relocation or expansion of stores, the relocation of a distribution center and various enhancements to our information systems.

    In October 1997 we began issuing Common Stock through our Dividend Reinvestment and Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan provides owners of shares of Common Stock and other interested investors with a convenient and economical method to purchase Common Stock. The Stock Purchase Plan also provides us with a cost-efficient and flexible mechanism to raise equity capital.

    In October 1998 we repurchased 1,145,000 shares of our Common Stock for an aggregate purchase price of $20.4 million and placed the shares in treasury.

    At January 30, 1999, we had working capital of $391.2 million, compared to $358.7 million at January 31, 1998. We currently have a bank credit agreement providing for an unsecured revolving line of credit of $100 million, which may be increased to $125 million under specific conditions. There were no borrowings outstanding under the previous revolving line of credit at any time during 1997, and in 1998 borrowings under the current bank credit agreement were outstanding for 54 days during our peak season of seasonal inventory buildup.

SEASONALITY AND INFLATION

    Our business is seasonal in nature with higher sales in the third and fourth quarters. Historically, the fourth quarter, which includes the Christmas selling season, has accounted for approximately 36% of our sales and (excluding 1995 and 1996) approximately 58% of our operating income.

    We believe that the effects of inflation on 1998 results and the projected effect on 1999 financial results will be nominal.

IMPACT OF THE YEAR 2000

    We are highly dependent on our internal information systems for tracking inventory and sales information and on our vendors' systems for assuring accurate and timely deliveries of goods to our distribution centers and stores. Because we have invested substantial amounts of money and effort in updating internal systems in recent years, we believe such systems are already substantially Year 2000 compliant.

    We have implemented a comprehensive plan designed to make our operations fully Year 2000 compliant, utilizing both internal and external resources. A corporate project office has been established to oversee, monitor and coordinate the Company-wide Year 2000 efforts. An experienced consulting firm has been engaged to provide objective project management and technical expertise to assist us in the completion of the project.

    Our information systems include proprietary and third party application systems and related hardware, software and data and telephone networks. Approximately 70% of our application systems are presently believed to be Year 2000 compliant. Remediation or replacement of the majority of our remaining systems is in process, with substantial completion anticipated by mid-1999. The testing and certification stage for these areas is targeted to be largely completed by the end of the third quarter 1999. We believe that we are on schedule to complete Year 2000 compliance plans with respect to our information systems.

    We are currently assessing business equipment and systems, such as elevators and security systems, which contain embedded computer technology. Based on our preliminary assessment and assurances from third parties, we believe these systems present little Year 2000 exposure or risk.

    We have surveyed our "mission critical" merchandise and service vendors to determine their Year 2000 status and are in the process of obtaining appropriate assurances from these vendors. In addition, we are conducting more detailed assessments of the progress of our electronic data interchange trading partners. In 1998, our top ten vendors accounted for approximately 21% of total purchases, with no single merchandise vendor accounting for more than 4.5% of total purchases; thus, we do not believe any single vendor poses a significant risk. We have completed the assessment phase with respect to vendors' systems.

    We are developing contingency plans, such as alternative sourcing, and identifying what actions would need to be taken if critical systems or service providers are not Year 2000 compliant. We expect these plans to be finalized by mid-1999. Currently, we do not expect that substantial increases in inventory will be required as a contingency measure. We have begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from our failure or the failure of certain third parties to complete efforts to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst-case scenario, and such scenario has not yet been clearly identified. We currently plan to complete such analysis and contingency plan by mid-1999.

    Despite significant efforts to make our systems and facilities Year 2000 compliant, the ability of third party service providers, vendors and certain other third parties, including governmental entities and utility companies, to be Year 2000 compliant is beyond our control. Accordingly, we can give no assurances that the systems of other parties on which our systems or operations rely will be timely converted or compatible with our systems. The failure of these entities to comply on a timely basis could have a material adverse effect. At the present time, however, we do not expect Year 2000 issues to materially affect our products, services, competitive position, or financial performance or condition.

    Total external non-capitalizable costs related to the Year 2000 effort (exclusive of the costs of planned development of new systems) are estimated to be approximately $2.5 million, of which approximately $1.2 million has been incurred through January 1999. In addition, we have accelerated the planned development of new information systems with improved business functionality to replace systems that were not Year 2000 compliant. The cost of these new information systems will approximate $4.0 million, of which approximately $1.4 million has been incurred prior to the date of this report. Our Year 2000 costs, including the acceleration of development of new systems already planned, have been, and are expected to be, funded with cash flow from operating activities. We do not separately track internal direct costs associated with the utilization of our officers and employees in Year 2000 compliance efforts. No significant information system projects have been deferred because of the Year 2000 effort.

    The foregoing statements as to cost and timetables relating to the Year 2000 effort are forward looking and are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. They are based on our best estimates, which may be updated as additional information becomes available. Forward looking statements are also based on assumptions about many important factors, including the technical skills of employees and independent contractors, the representations and preparedness of third parties, the ability of vendors to deliver merchandise or perform services required by us and the collateral effects of the Year 2000 issues on our business partners and customers. While we believe our assumptions are reasonable, we caution that it is impossible to predict the impact of certain factors that could cause actual costs or timetables to differ materially from those expected.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company invests cash balances in excess of operating requirements primarily in money market mutual funds and in short-term interest-bearing securities, generally with maturities of 90 days or less. The fair value of our cash and short-term investment portfolio at January 30, 1999, approximated carrying value. The interest rates on our revolving line of credit are repriced frequently, at market rates, which would result in carrying amounts that approximate fair value. We had no borrowings outstanding under the line of credit at January 30, 1999. We believe that the effect, if any, of possible near-term changes in interest rates on our financial position, results of operations and cash flows would not be material. The fair value of our Senior Notes and Convertible Subordinated Notes ("Long-Term Debt") was estimated to be $216.2 million at January 30, 1999 and was $5.7 million less than carrying value. Generally, the fair value of our fixed interest rate Long-Term Debt will increase as interest rates fall and decrease as interest rates rise. Market risk was estimated as the potential increase in the fair value resulting from a hypothetical 10% decrease in the interest rates used by the dealers to quote the fair value of our Long-Term Debt at January 30, 1999, which would result in an increase in fair value of approximately $10.2 million. (See Notes to Consolidated Financial Statements, Note 3--Debt).

    The table below presents principal cash flows and related weighted average interest rates of our Long-Term Debt at January 30, 1999, by year of maturity (dollars in thousands):

                                                                                  FISCAL YEAR
                                                 -----------------------------------------------------------------------------
                                                    1999         2000         2001         2002         2003       THEREAFTER
                                                 -----------  -----------  -----------  -----------  -----------  ------------
Long-Term Debt retired.........................         --           --           --    $  96,940           --    $  125,000
Weighted average interest rate.................        9.1%         9.1%         9.1%         9.1%        10.9%         10.9%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information called for by this item is included in "Item 14-Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There were no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended January 30, 1999.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information concerning the directors of the Company is set forth in the Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on June 17, 1999 (the "Proxy Statement") under the heading "Proposal for Election of Directors," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers of the Registrant" in Item 1 of this report, which information is incorporated herein by reference.

ITEM. 11.  EXECUTIVE COMPENSATION.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                                                                   PAGE IN
                                                                                                                   REPORT
                                                                                                                 -----------
a)         The following documents are filed as a part of this report:

                 (1)  Financial Statements:

                      Report of Independent Auditors...........................................................          25

                      Consolidated Balance Sheets at January 30, 1999 and January 31, 1998.....................          26

                      Consolidated Statements of Operations for the fiscal years ended January 30, 1999,
                        January 31, 1998 and February 1, 1997..................................................          27

                      Consolidated Statements of Cash Flows for the fiscal years ended January 30, 1999,
                        January 31, 1998 and February 1, 1997..................................................          28

                      Consolidated Statements of Stockholders' Equity for the fiscal years ended January 30,
                        1999, January 31, 1998 and February 1, 1997............................................          29

                      Notes to Consolidated Financial Statements for the fiscal years ended January 30, 1999,
                        January 31, 1998 and February 1, 1997..................................................          30

                      Unaudited Supplemental Quarterly Financial Data for the fiscal years ended January 30,
                        1999 and January 31, 1998..............................................................          40

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

  EXHIBIT
  NUMBER                                      DESCRIPTION OF EXHIBIT
-----------  -----------------------------------------------------------------------------------------
      3.1    Bylaws of the Registrant, as amended and restated (previously filed as Exhibit 3.1 to
             Form 10-K for the year ended January 30, 1994, filed by Registrant on April 28, 1994, SEC
             File No. 000-11822).

      3.2    Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 4.1 to Form S-8 (No. 33-54726), filed by Registrant on November 20, 1992.

      3.3    Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant
             (Filed herewith).

      4.1    Form of Common Stock Certificate (previously filed as Exhibit 4.1 to Form 10-K for the year ended January 30, 1994, filed by Registrant on April 28, 1994, SEC File No.
             000-11822).

      4.2    Indenture, dated as of January 22, 1993, between Michaels Stores, Inc. and NationsBank of
             Texas, N.A., as Trustee, including the form of 4 3/4%/6 3/4% Step-up Convertible
             Subordinated Note included therein (previously filed as Exhibit 19.1 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 29, 1993, SEC File No.
             000-11822).

  EXHIBIT
  NUMBER                                      DESCRIPTION OF EXHIBIT
-----------  -----------------------------------------------------------------------------------------
      4.3    Indenture, dated as of June 21, 1996, between Michaels Stores, Inc. and The Bank of New
             York (previously filed as Exhibit 19.1 to Form 10-Q for the quarter ended July 28, 1996, filed by Registrant on September 11, 1996, SEC File No. 000-11822).

     10.1    Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated, effective October
             1, 1996 (previously filed as Exhibit 99.2 to Form 8-K, filed by Registrant on September
             30, 1996, SEC File No. 000-11822).*

     10.2    Michaels Stores, Inc. Employees 401(k) Trust, dated July 11, 1996 (previously filed as
             Exhibit 99.3 to Form 8-K, filed by Registrant on September 30, 1996, SEC File No.
             000-11822).

     10.3    Form of Indemnity Agreement between Michaels Stores, Inc. and certain officers and directors of the Registrant (previously filed as Exhibit 10.8 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 29, 1993, SEC File No. 000-11822).

     10.4    Form of Employment Agreement between Michaels Stores, Inc. and Sam Wyly (previously filed as Exhibit 10.4 to Form 10-K for the year ended January 31, 1998, filed by Registrant on
             May 1, 1998, SEC File No. 000-11822).*

     10.5    Form of Employment Agreement between Michaels Stores, Inc. and Douglas B. Sullivan
             (previously filed as Exhibit 10.5 to Form 10-K for the year ended January 31, 1998, filed by Registrant on May 1, 1998, SEC File No. 000-11822).*

     10.6    Michaels Stores, Inc. Amended and Restated Key Employee Stock Compensation Program
             (previously filed as Exhibit 10.9 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).*

     10.7    Michaels Stores, Inc. Amended and Restated 1992 Non-Statutory Stock Option Plan
             (previously filed as Exhibit 99.1 to Form S-8 (No. 333-21407), filed by Registrant on
             February 7, 1997).*

     10.8    Michaels Stores, Inc. Amended and Restated 1994 Non-Statutory Stock Option Plan
             (previously filed as Exhibit 99.1 to Form S-8 (No. 333-21635), filed by Registrant on
             February 12, 1997).*

     10.9    Amended, Modified and Restated Master Lease Agreement, dated as of December 18, 1995, between Jacksonville Funding Corporation as Lessor and Michaels Stores, Inc. as Lessee
             (previously filed as Exhibit 10.17 to Form 10-K for the year ended January 28, 1996, filed by Registrant on April 29, 1996, SEC File No. 000-11822).

     10.10   Amendment No. 1 to Amended, Modified and Restated Master Lease Agreement, dated as of
             April 22, 1996, between Jacksonville Funding Enterprises, LLC as Lessor and Michaels
             Stores, Inc. as Lessee (previously filed as Exhibit 10.13 to Form 10-K for the year ended
             January 31, 1998, filed by Registrant on May 1, 1998, SEC File No. 000-11822).

     10.11   Amendment No. 2 to Amended, Modified and Restated Master Lease Agreement, dated as of
             July 11, 1996, between Jacksonville Funding Enterprises, LLC as Lessor and Michaels
             Stores, Inc. as Lessee (previously filed as Exhibit 10.14 to Form 10-K for the year ended
             January 31, 1998, filed by Registrant on May 1, 1998, SEC File No. 000-11822).

  EXHIBIT
  NUMBER                                      DESCRIPTION OF EXHIBIT
-----------  -----------------------------------------------------------------------------------------
     10.12   Amendment No. 3 to Amended, Modified and Restated Master Lease Agreement, dated as of
             August 15, 1996, between Jacksonville Funding Enterprises, LLC as Lessor and Michaels
             Stores, Inc. as Lessee (previously filed as Exhibit 10.15 to Form 10-K for the year ended
             January 31, 1998, filed by Registrant on May 1, 1998, SEC File No. 000-11822).

     10.13   Amendment No. 4 to Amended, Modified and Restated Master Lease Agreement and Waiver,
             dated as of March 11, 1997, between Jacksonville Funding Corporation as Lessor and
             Michaels Stores, Inc. as Lessee (previously filed as Exhibit 10.17 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).

     10.14   Consulting Agreement, dated as of October 1, 1996, between Michaels Stores, Inc. and
             Michael C. French (previously filed as Exhibit 10.17 to Form 10-K for the year ended
             January 31, 1998, filed by Registrant on May 1, 1998, SEC File No. 000-11822). *

     10.15   Term Lease Master Agreement between IBM Credit Corporation as Lessor and Michaels Stores,
             Inc. as Lessee (previously filed as Exhibit 10.18 to Form 10-K for the year ended
             February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).

     10.16   Common Stock and Warrant Agreement, dated as of October 16, 1984, between Michaels
             Stores, Inc. and Peoples Restaurants, Inc., including form of Warrant (previously filed as Exhibit 4.2 to Form 10-K for the year ended January 31, 1993, filed by Registrant on
             April 29, 1993, SEC File No. 000-11822).

     10.17   First Amendment to Common Stock and Warrant Agreement, dated October 31, 1984, between
             The First Dallas Group, Ltd. and Michaels Stores, Inc. (previously filed as Exhibit 4.3 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 29, 1993,
             SEC File No. 000-11822).

     10.18   Second Amendment to Common Stock and Warrant Agreement, dated November 28, 1984, between
             First Dallas Investments-Michaels I, Ltd. and Michaels Stores, Inc. (previously filed as
             Exhibit 4.4 to Form 10-K for the year ended January 31,1993, filed by Registrant on April
             29, 1993, SEC File No. 000-11822).

     10.19   Third Amendment to Common Stock and Warrant Agreement, dated February 27, 1985, between
             First Dallas Investments-Michaels I, Ltd., The First Dallas Group, Ltd., Sam Wyly,
             Charles J. Wyly, Jr. and Michaels Stores, Inc. (previously filed as Exhibit 10.23 to Form
             S-1 (No. 33-09456), filed by Registrant on October 14, 1986).

     10.20   Amendment to Common Stock and Warrant Agreement, dated as of September 1, 1992, between
             Michaels Stores, Inc. and the other parties named therein (previously filed as Exhibit
             4.8 to Form S-8 (No. 33-54726), filed by Registrant on November 20, 1992).

     10.21   Bonus Plan for Officers and Employees (Filed herewith).*

     10.22   Employment Agreement, effective as of April 29, 1997, between Michaels Stores, Inc. and
             R. Michael Rouleau (previously filed as Exhibit 10.32 to Form 10-K for the year ended
             February 1, 1997 filed by Registrant on May 2, 1997, SEC File No. 000-11822).*

  EXHIBIT
  NUMBER                                      DESCRIPTION OF EXHIBIT
-----------  -----------------------------------------------------------------------------------------
     10.23   Michaels Stores, Inc. Stock Option Agreement, dated as of June 6, 1997, between Michaels
             Stores, Inc. and R. Michael Rouleau (previously filed as Exhibit 99.1 to Form S-8 (No.
             333-29417), filed by Registrant on June 17, 1997).*

     10.24   Michaels Stores, Inc. 1997 Employees Stock Purchase Plan (previously filed as Exhibit
             10.33 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2,
             1997, SEC File No. 000-11822).*

     10.25   Michaels Stores, Inc. 1997 Stock Option Plan (previously filed as Exhibit 10.2 to Form
             10-Q for quarter ended May 3, 1997, filed by Registrant on June 17, 1997, SEC File No.
             000-11822).*

     10.26   Revolving Credit Agreement, dated as of August 28, 1998, among Michaels Stores, Inc.,
             BankBoston, N.A. and the other lenders named therein (previously filed as Exhibit 4 to
             Form 10-Q for quarter ended August 1, 1998, filed by Registrant on September 15,1998, SEC
             File No. 000-11822).*

     10.27   Stock Purchase Agreement, dated as of March 29, 1996, between Michaels Stores, Inc. and
             Quayle Limited (previously filed as Exhibit 4.7 to Form 10-K for the year ended January
             28, 1996, filed by Registrant on April 29, 1996, SEC File No. 000-11822).

     10.28   Stock Purchase Agreement, dated as of March 29, 1996, between Michaels Stores, Inc. and
             Locke Limited (previously filed as Exhibit 4.8 to Form 10-K for the year ended January
             28, 1996, filed by Registrant on April 29, 1996, SEC File No. 000-11822).

     10.29   Stock Purchase Agreement, dated as of March 29, 1996, between Michaels Stores, Inc. and
             Fugue Limited (previously filed as Exhibit 4.9 to Form 10-K for the year ended January
             28, 1996, filed by Registrant on April 29, 1996, SEC File No. 000-11822).

     10.30   Option Agreement, dated as of December 23, 1996, between Michaels Stores, Inc. and
             Devotion Limited (previously filed as Exhibit 10.28 to Form 10-K for the year ended
             February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).

     10.31   Option Agreement, dated as of December 23, 1996, between Michaels Stores, Inc. and
             Elegance Limited (previously filed as Exhibit 10.29 to Form 10-K for the year ended
             February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).

     21.1    Subsidiaries of Michaels Stores, Inc. (Filed herewith).

     23.1    Consent of Ernst & Young LLP (Filed herewith).

     27.1    Financial Data Schedule (Filed herewith).

------------------------

       * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c).

b)  No reports on Form 8-K were filed during the quarter ended January 30, 1999.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Michaels Stores, Inc.

    We have audited the accompanying consolidated balance sheets of Michaels Stores, Inc. as of January 30, 1999 and January 31, 1998, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended January 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michaels Stores, Inc. at January 30, 1999 and January 31, 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 30, 1999, in conformity with generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Dallas, Texas
March 3, 1999

                             MICHAELS STORES, INC.

                          CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                      JANUARY 30,      JANUARY 31,
                                                         1999             1998
                                                    ---------------  ---------------
ASSETS

CURRENT ASSETS:
  Cash and equivalents............................    $    96,124      $   162,283
  Merchandise inventories.........................        501,239          385,580
  Income taxes receivable and deferred income
    taxes.........................................          9,654           11,291
  Prepaid expenses and other......................         14,911           14,029
                                                    ---------------  ---------------
    Total current assets..........................        621,928          573,183
                                                    ---------------  ---------------
PROPERTY AND EQUIPMENT, AT COST...................        381,289          331,755
  Less accumulated depreciation...................       (171,829)        (138,719)
                                                    ---------------  ---------------
                                                          209,460          193,036
                                                    ---------------  ---------------
COSTS IN EXCESS OF NET ASSETS OF ACQUIRED
  OPERATIONS, NET.................................        128,488          136,827
DEFERRED INCOME TAXES.............................             --            2,695
OTHER ASSETS......................................          2,774            2,753
                                                    ---------------  ---------------
                                                          131,262          142,275
                                                    ---------------  ---------------
Total assets......................................    $   962,650      $   908,494
                                                    ---------------  ---------------
                                                    ---------------  ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable................................    $   106,173      $   109,456
  Income taxes payable............................         12,623               --
  Accrued liabilities and other...................        111,905          105,036
                                                    ---------------  ---------------
    Total current liabilities.....................        230,701          214,492
                                                    ---------------  ---------------

SENIOR NOTES......................................        125,000          125,000
CONVERTIBLE SUBORDINATED NOTES....................         96,940           96,940
DEFERRED INCOME TAXES.............................          2,642               --
OTHER LONG-TERM LIABILITIES.......................         26,388           30,151
                                                    ---------------  ---------------
    Total long-term liabilities...................        250,970          252,091
                                                    ---------------  ---------------
                                                          481,671          466,583
                                                    ---------------  ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value, 2,000,000
    shares authorized, none issued................             --               --
  Common stock, $.10 par value, 150,000,000 shares
    authorized and 29,706,760 shares issued
    (50,000,000 shares authorized and 29,033,908
    shares issued at January 31, 1998)............          2,971            2,903
  Additional paid-in capital......................        367,308          350,977
  Retained earnings...............................        131,072           88,031
  Treasury stock, at cost, 1,145,000 shares (no
    shares at January 31, 1998)...................        (20,372)              --
                                                    ---------------  ---------------
    Total stockholders' equity....................        480,979          441,911
                                                    ---------------  ---------------
Total liabilities and stockholders' equity........    $   962,650      $   908,494
                                                    ---------------  ---------------
                                                    ---------------  ---------------

          See accompanying notes to consolidated financial statements.

                              MICHAELS STORES, INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                        FISCAL YEAR
                                                                          ----------------------------------------
                                                                              1998          1997          1996
                                                                          ------------  ------------  ------------
NET SALES...............................................................  $  1,573,965  $  1,456,524  $  1,378,277
Cost of sales and occupancy expense.....................................     1,051,266       988,990     1,003,815
                                                                          ------------  ------------  ------------

GROSS PROFIT............................................................       522,699       467,534       374,462

Selling, general and administrative expense.............................       425,690       396,216       392,243
Store pre-opening costs.................................................         7,897         2,376         3,206
                                                                          ------------  ------------  ------------

OPERATING INCOME (LOSS).................................................        89,112        68,942       (20,987)

Interest expense........................................................        22,678        23,448        21,038
Other (income) and expense, net.........................................        (3,890)       (3,013)         (952)
                                                                          ------------  ------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES.......................................        70,324        48,507       (41,073)
Provision (benefit) for income taxes....................................        26,723        18,430        (9,840)
                                                                          ------------  ------------  ------------

NET INCOME (LOSS).......................................................  $     43,601  $     30,077  $    (31,233)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

EARNINGS (LOSS) PER COMMON SHARE:
  Basic.................................................................         $1.49         $1.11        $(1.35)
  Diluted...............................................................         $1.43         $1.05        $(1.35)

          See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                          FISCAL YEAR
                                                                              -----------------------------------
                                                                                 1998         1997        1996
                                                                              -----------  ----------  ----------
OPERATING ACTIVITIES:
  Net income (loss).........................................................  $    43,601  $   30,077  $  (31,233)
  Adjustments:
    Depreciation............................................................       45,972      41,387      37,545
    Amortization............................................................        4,281       4,247       4,184
    Other...................................................................        1,017       2,009       1,052
    Change in assets and liabilities:
      Merchandise inventories...............................................     (115,659)    (34,372)     14,894
      Prepaid expenses and other............................................         (882)     (1,970)     (1,076)
      Deferred income taxes and other.......................................       10,464      17,604      (1,314)
      Accounts payable......................................................       (3,283)      4,490       6,166
      Income taxes payable..................................................       15,854          --          --
      Accrued liabilities and other.........................................        4,673      14,435        (469)
                                                                              -----------  ----------  ----------
        Net change in assets and liabilities................................      (88,833)        187      18,201
                                                                              -----------  ----------  ----------
        Net cash provided by operating activities...........................        6,038      77,907      29,749
                                                                              -----------  ----------  ----------

INVESTING ACTIVITIES:
  Additions to property and equipment.......................................      (77,994)    (43,997)    (33,609)
  Net proceeds from sales of property and equipment.........................       18,427       1,623         175
  Net proceeds from sales of investments....................................           --       3,386       1,122
                                                                              -----------  ----------  ----------
        Net cash used in investing activities...............................      (59,567)    (38,988)    (32,312)
                                                                              -----------  ----------  ----------

FINANCING ACTIVITIES:
  Net payments under bank credit facilities.................................           --          --     (87,200)
  Payment of other long-term liabilities....................................       (5,378)     (4,354)     (2,503)
  Proceeds from issuance of Senior Notes....................................           --          --     120,542
  Acquisition of treasury stock.............................................      (20,372)         --          --
  Proceeds from stock options exercised.....................................        7,060      61,309       3,299
  Proceeds from issuance of common stock and other..........................        6,060       7,340      24,624
                                                                              -----------  ----------  ----------
        Net cash (used in) provided by financing activities.................      (12,630)     64,295      58,762
                                                                              -----------  ----------  ----------

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS.............................      (66,159)    103,214      56,199
CASH AND EQUIVALENTS AT BEGINNING OF YEAR...................................      162,283      59,069       2,870
                                                                              -----------  ----------  ----------
CASH AND EQUIVALENTS AT END OF YEAR.........................................  $    96,124  $  162,283  $   59,069
                                                                              -----------  ----------  ----------
                                                                              -----------  ----------  ----------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest....................................................  $    20,708  $   22,486  $   19,291
                                                                              -----------  ----------  ----------
                                                                              -----------  ----------  ----------
  Cash refunds received for income taxes....................................  $     1,618  $    4,858  $   17,366
                                                                              -----------  ----------  ----------
                                                                              -----------  ----------  ----------

          See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE THREE YEARS ENDED JANUARY 30, 1999

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                  ADDITIONAL                TREASURY
                                        NUMBER OF      COMMON      PAID-IN     RETAINED     STOCK, AT
                                          SHARES        STOCK      CAPITAL     EARNINGS       COST         TOTAL
                                       ------------  -----------  ----------  ----------  -------------  ----------
BALANCE AT JANUARY 28, 1996..........    21,504,110   $   2,150   $  243,325  $   90,478   $        --   $  335,953
  Proceeds from private placement....     2,000,000         200       24,800          --            --       25,000
  Exercise of stock options and
    other............................       186,816          19        3,280        (217)           --        3,082
  Net loss...........................            --          --           --     (31,233)           --      (31,233)
                                       ------------  -----------  ----------  ----------  -------------  ----------

BALANCE AT FEBRUARY 1, 1997..........    23,690,926       2,369      271,405      59,028            --      332,802
  Exercise of stock options and
    other............................     5,101,612         510       62,046      (1,074)           --       61,482
  Tax benefit from exercise of stock
    options..........................            --          --        9,678          --            --        9,678
  Proceeds from Stock Purchase
    Plan.............................       241,370          24        7,848          --            --        7,872
  Net income.........................            --          --           --      30,077            --       30,077
                                       ------------  -----------  ----------  ----------  -------------  ----------

BALANCE AT JANUARY 31, 1998..........    29,033,908       2,903      350,977      88,031            --      441,911
  Exercise of stock options and
    other............................       494,122          50        6,900        (560)           --        6,390
  Tax benefit from exercise of stock
    options..........................            --          --        3,231          --            --        3,231
  Proceeds from Stock Purchase
    Plan.............................       178,730          18        6,200          --            --        6,218
  Acquisition of treasury stock......    (1,145,000)         --           --          --       (20,372)     (20,372)
  Net income.........................            --          --           --      43,601            --       43,601
                                       ------------  -----------  ----------  ----------  -------------  ----------

BALANCE AT JANUARY 30, 1999..........    28,561,760   $   2,971   $  367,308  $  131,072   $   (20,372)  $  480,979
                                       ------------  -----------  ----------  ----------  -------------  ----------
                                       ------------  -----------  ----------  ----------  -------------  ----------

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    Michaels Stores, Inc. (the "Company") owns and operates a chain of 496 specialty retail stores in 46 states, Canada and Puerto Rico featuring arts, crafts, framing, floral, decorative wall decor and seasonal merchandise for the hobbyist and do-it-yourself home decorator. A Michaels store typically carries over 40,000 items. The Company's wholly owned subsidiary, Aaron Brothers, Inc., operates a chain of 78 framing and art supply stores. Aaron Brothers stores are located primarily on the West Coast.

FISCAL YEAR

    The Company reports on the basis of a 52/53-week fiscal year, which ends on the Saturday closest to January 31. Fiscal 1998 ("1998"), fiscal 1997 ("1997") and fiscal 1996 ("1996") ended on January 30, 1999, January 31, 1998 and February 1, 1997, respectively; thus, 1998 and 1997 had 52 weeks and 1996 had 53 weeks.

CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND EQUIVALENTS

    Cash and equivalents are generally comprised of highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

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

COSTS IN EXCESS OF NET ASSETS OF ACQUIRED OPERATIONS

    Costs in excess of net assets of acquired operations are being amortized over 40 years on a straight-line basis. Accumulated amortization was $21,664,000 and $17,862,000 as of the end of 1998 and 1997, respectively. The Company assesses the recoverability of costs in excess of net assets acquired based on existing facts and circumstances. The Company periodically measures the recoverability of this asset based on projected undiscounted cash flows of the acquired operations. Should the Company's assessment indicate an impairment of this asset in the future, an appropriate write-down will be recorded.

ADVERTISING COSTS

    Advertising costs are expensed in the period in which the advertising first occurs. Net advertising expense was $58,928,000, $55,143,000 and $63,505,000 for 1998, 1997 and 1996, respectively.

STORE PRE-OPENING COSTS

    In April 1998 the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5, REPORTING THE COSTS OF START-UP ACTIVITIES ("SOP 98-5"), which requires that costs related to start-up activities be expensed as incurred. Prior to 1998, the Company deferred store pre-opening costs until the fiscal year in which the store opened. The Company adopted the provisions of SOP 98-5 in its financial statements for the first quarter of 1998 and, as a result, began expensing pre-opening costs as incurred. The adoption of SOP 98-5 resulted in additional expense of $654,000 in 1998. The Company incurred store pre-opening costs of $7,897,000, $2,376,000 and $3,206,000 for 1998, 1997 and 1996, respectively.

REVENUE RECOGNITION

    Revenue from sales of the Company's merchandise and services is recognized at the time of the merchandise sale.

EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per common share:

                                                                  FISCAL YEAR
                                                        --------------------------------
                                                          1998       1997        1996
                                                        ---------  ---------  ----------
                                                         (IN THOUSANDS EXCEPT PER SHARE
                                                                     DATA)
NUMERATOR:
  Net income..........................................  $  43,601  $  30,077  $  (31,233)
                                                        ---------  ---------  ----------
                                                        ---------  ---------  ----------

DENOMINATOR:
  Denominator for basic earnings per share-weighted
    average shares....................................     29,218     27,215      23,180
  Effect of dilutive securities:
    Employee stock options............................      1,360      1,449          --
                                                        ---------  ---------  ----------
  Denominator for diluted earnings per share-weighted
    average shares adjusted for dilutive securities...     30,578     28,664      23,180
                                                        ---------  ---------  ----------
                                                        ---------  ---------  ----------

BASIC EARNINGS (LOSS) PER COMMON SHARE................      $1.49      $1.11      $(1.35)
                                                        ---------  ---------  ----------
                                                        ---------  ---------  ----------

DILUTED EARNINGS (LOSS) PER COMMON SHARE..............      $1.43      $1.05      $(1.35)
                                                        ---------  ---------  ----------
                                                        ---------  ---------  ----------

    The convertible subordinated notes were not included in the diluted earnings per common share calculation because they were antidilutive for the periods presented. The convertible subordinated notes could potentially affect diluted earnings per common share in the future.

NEW PRONOUNCEMENTS

    The AICPA issued Statement of Position 98-1, ACCOUNTING FOR COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE ("SOP 98-1"), which is effective for fiscal years beginning after December 15, 1998. Beginning in the first quarter of fiscal year 1999, the Company will adopt SOP 98-1. The Company believes that the adoption of SOP 98-1 will not have a material effect on the Company's financial statements. In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company's use of derivatives has been minimal, historically, and therefore we do not expect this standard to have a material impact on the Company's reporting requirements.

NOTE 2--DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

                                                                             FISCAL YEAR
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
PROPERTY AND EQUIPMENT:
  Land and buildings..................................................  $    3,119  $    3,119
  Fixtures and equipment..............................................     260,629     221,906
  Leasehold improvements..............................................      90,911      82,832
  Capital leases......................................................      26,630      23,898
                                                                        ----------  ----------
                                                                        $  381,289  $  331,755
                                                                        ----------  ----------
                                                                        ----------  ----------

ACCRUED LIABILITIES AND OTHER:
  Salaries, bonuses and other payroll-related costs...................  $   39,846  $   39,031
  Taxes, other than income and payroll................................      18,348      16,220
  Rent................................................................       8,496       7,485
  Current portion of capital lease obligations........................       5,973       4,662
  Other...............................................................      39,242      37,638
                                                                        ----------  ----------
                                                                        $  111,905  $  105,036
                                                                        ----------  ----------
                                                                        ----------  ----------

NOTE 3--DEBT

    In June 1996 the Company completed a public offering of $125 million of Senior Notes (the "Notes"). The Notes bear interest at a rate of 10 7/8% payable June 15 and December 15 of each year and mature on June 15, 2006. The Notes are not redeemable prior to June 15, 2001, except that, until June 15, 1999, the Company may redeem, at its option, up to an aggregate of $25 million principal amount of the Notes at 110.00%, plus accrued interest to the date of redemption, with the net proceeds of one or more equity offerings if at least $100 million aggregate principal amount of the Notes remains outstanding after each redemption. On or after June 15, 2001, the Notes are redeemable at the option of the Company, in whole or in part, at redemption prices ranging from 105.44% in 2001 to 100.00% in 2004, plus accrued interest to the date of redemption. In addition, the indenture under which the Notes have been issued contains certain covenants, including but not limited to restrictions on (1) debt; (2) payments such as dividends, repurchases of the Company's Common Stock or repurchases of subordinated obligations; (3) distributions from subsidiaries; (4) sales of assets; (5) transactions with affiliates; (6) liens; and (7) mergers, consolidations and transfers of all or substantially all assets. The Company used the full amount of the net proceeds from the sale of the Notes to reduce indebtedness under a bank credit agreement. The fair value, based on dealer quotes, of the outstanding Notes as of January 30, 1999 and January 31, 1998 was $131.6 million and $139.5 million, respectively.

    In January 1993 the Company issued $97.75 million of convertible subordinated notes ("Subordinated Notes") due January 15, 2003. Interest, payable semi-annually on January 15 and July 15, was computed at the rate of 4 3/4% from the date of issuance to January 15, 1996, and at 6 3/4% thereafter. Interest expense is accrued by the Company based on an effective interest rate of 6.38% (including amortization of deferred issuance costs) over the full term. The Subordinated Notes are redeemable at the option of the Company at redemption prices ranging from 102.62% currently to 100.00% in 2003, and are not entitled to any sinking fund. They are convertible into the Company's Common Stock at any time, at a conversion price of $38 per share. A total of 2,551,053 shares of Common Stock are reserved for conversion. The fair value, based on dealer quotes, of the outstanding Subordinated Notes as of January 30, 1999 and January 31, 1998 was $84.6 million and $100.3 million, respectively.

    In August 1998 the Company entered into a new unsecured revolving credit agreement with BankBoston, N.A. and other lending institutions (the "Credit Agreement") providing for a revolving loan of $100 million which may be increased to $125 million pursuant to certain terms and conditions as set forth in the Credit Agreement. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding. There were no borrowings outstanding under the previous revolving line of credit at any time during 1997, and in 1998 borrowings under the Credit Agreement were outstanding for 54 days during our peak season of seasonal inventory buildup (with average outstanding borrowings of $23 million and a weighted average interest rate of 7.09%), with no borrowings outstanding at January 30, 1999. The interest rate on the Credit Agreement is generally (a) the higher of (i) an annual rate of interest announced from time to time by BankBoston, N.A. or (ii) one-half of one percent ( 1/2%) above the Federal Funds Effective Rate or (b) the Eurodollar Rate as defined by the Credit Agreement. The Company is required to pay a facility fee from .2% to .3% per annum on the unused portion of the revolving line of credit. The Credit Agreement provides certain annual restrictions on the aggregate amount of capital expenditures, restricts the payment of dividends and requires the Company to maintain compliance with various financial ratios. The Credit Agreement expires in August 2001.

NOTE 4--INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities as of the respective year end balance sheets are as follows:

                                                                              FISCAL YEAR
                                                                         ---------------------
                                                                           1998        1997
                                                                         ---------  ----------
                                                                            (IN THOUSANDS)
Deferred tax assets:
  Net operating loss, general business credit and alternative minimum
    tax credit carryforwards...........................................  $  31,587  $   41,748
  Accrued expenses.....................................................     14,660      15,392
  Other................................................................      1,448       4,669
                                                                         ---------  ----------
    Deferred tax assets................................................     47,695      61,809
  Valuation allowance..................................................     (7,870)    (15,258)
                                                                         ---------  ----------
    Total deferred tax assets..........................................     39,825      46,551
                                                                         ---------  ----------

Deferred tax liabilities:
  Depreciation and amortization........................................     19,958      22,261
  Other................................................................     13,327      11,974
                                                                         ---------  ----------
    Total deferred tax liabilities.....................................     33,285      34,235
                                                                         ---------  ----------
Net deferred tax assets................................................  $   6,540  $   12,316
                                                                         ---------  ----------
                                                                         ---------  ----------

    The federal and state income tax provision (benefit) is as follows:

                                                                         FISCAL YEAR
                                                               -------------------------------
                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
                                                                       (IN THOUSANDS)
Federal:
  Current....................................................  $  16,015  $  15,946  $  (9,250)
  Deferred...................................................     10,620      3,581       (590)
                                                               ---------  ---------  ---------
Total federal................................................     26,635     19,527     (9,840)
                                                               ---------  ---------  ---------

State:
  Current....................................................        463        890         --
  Deferred...................................................       (375)    (1,987)        --
                                                               ---------  ---------  ---------
Total state..................................................         88     (1,097)        --
                                                               ---------  ---------  ---------
  Total provision (benefit)..................................  $  26,723  $  18,430  $  (9,840)
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    Reconciliation between the actual income tax provision (benefit) and the income tax provision (benefit) calculated by applying the federal statutory rate is as follows:

                                                                        FISCAL YEAR
                                                              --------------------------------
                                                                1998       1997        1996
                                                              ---------  ---------  ----------
                                                                       (IN THOUSANDS)
Income tax provision (benefit) at statutory rate............  $  24,613  $  16,978  $  (14,376)
Foreign loss not benefited..................................         --      1,597       2,602
Increase (decrease) in valuation allowance..................     (3,572)        --       3,271
State income taxes, net of federal income tax effect........      2,554       (239)         --
Utilization of net operating losses previously not
  benefited.................................................     (1,439)        --          --
Amortization of intangibles.................................      1,331      1,331       1,331
Other.......................................................      3,236     (1,237)     (2,668)
                                                              ---------  ---------  ----------
  Total provision (benefit).................................  $  26,723  $  18,430  $   (9,840)
                                                              ---------  ---------  ----------
                                                              ---------  ---------  ----------

    At January 30, 1999, the Company had federal and state net operating loss carryforwards to reduce future taxable income of approximately $14 million and $122 million, respectively, expiring at various dates between 1999 and 2012. The Company utilized $9 million of acquired net operating loss carryforwards in 1998 for which the benefit was recorded as a reduction to goodwill. The Company also has tax credit carryforwards of approximately $8 million available to offset future income taxes.

NOTE 5--STOCKHOLDERS' EQUITY

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

    In October 1997 the Company began issuing Common Stock through its Dividend Reinvestment and Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan provides owners of shares of Common Stock and other interested investors with a convenient and economical method to purchase Common Stock. The Stock Purchase Plan also provides the Company with a cost-efficient and flexible mechanism to raise equity capital. The Company may establish a discount of 0% to 5% in certain transactions to purchase shares under the Stock Purchase Plan. During 1998 and 1997 the Company issued 178,730 and 241,370 shares, respectively, through the Stock Purchase Plan, generating $6,218,000 and $7,872,000, respectively, in new equity.

    In October 1998 the Company repurchased 1,145,000 shares of its Common Stock for an aggregate purchase price of $20.4 million and placed the shares in treasury.

    Select employees and key advisors of the Company, including directors, may participate in the 1997 Stock Option Plan (the "Plan"), with an aggregate of 3,815,088 shares of Common Stock remaining for issuance thereunder. Options issued to employees under the Plan generally have a three or five year term and vest over a two or three year period following the date of grant and those issued to directors generally vest immediately.

    The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related Interpretations in accounting for its employee stock options. The exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant and, as a result, the Company does not recognize compensation expense for stock option grants in accordance with the provisions of APB 25.

    Pro forma information regarding net income and earnings per share, as required by the provisions of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"), has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for the options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 4.93%, 5.69% and 6.08%; no dividend yield; volatility factors of the expected market price of the Company's Common Stock of 58.4%, 54.7% and 56.6%; and a weighted-average expected life of the options of 2.14, 1.81 and
2.95 years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate. In addition, options vest over several years and additional option grants are expected. As a result, the Company believes the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and the effects of the following hypothetical calculations are not likely to be representative of similar future calculations.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma effects of applying SFAS No. 123 are not indicative of future amounts because this statement does not apply to options granted prior to fiscal 1996. The Company's pro forma information is as follows:

                                                                  FISCAL YEAR
                                                        --------------------------------
                                                          1998       1997        1996
                                                        ---------  ---------  ----------
                                                         (IN THOUSANDS EXCEPT PER SHARE
                                                                     DATA)
Pro forma net income (loss)...........................  $  36,661  $  15,477  $  (50,694)

Pro forma earnings (loss) per common share:
  Basic...............................................      $1.25      $0.57      $(2.19)
  Diluted.............................................      $1.21      $0.54      $(2.19)

    For 1998, 1997 and 1996, the Company's stock option activity is summarized below:

                                                                                      FISCAL YEAR
                                                      ----------------------------------------------------------------------------
                                                                1998                      1997                      1996
                                                      ------------------------  ------------------------  ------------------------
                                                                    WEIGHTED                  WEIGHTED                  WEIGHTED
                                                                     AVERAGE                   AVERAGE                   AVERAGE
                                                                    EXERCISE                  EXERCISE                  EXERCISE
                                                        OPTIONS       PRICE       OPTIONS       PRICE       OPTIONS       PRICE
                                                      -----------  -----------  -----------  -----------  -----------  -----------
                                                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
Outstanding at beginning of year....................       6,627    $   18.10        7,540    $   12.07        4,067    $   16.48
Granted.............................................       1,150        25.89        4,368        21.60        4,214        11.72
Exercised...........................................        (494)       14.79       (5,102)       12.32         (187)       12.31
Forfeited/Expired...................................        (297)       19.96         (179)       14.26         (554)       14.09
                                                           -----   -----------  -----------  -----------       -----   -----------
Outstanding at end of year..........................       6,986    $   19.54        6,627    $   18.10        7,540    $   12.07
                                                           -----   -----------  -----------  -----------       -----   -----------
                                                           -----   -----------  -----------  -----------       -----   -----------
Exercisable at end of year..........................       5,313    $   18.39        4,857    $   17.72        5,117    $   11.86
Weighted average fair value of options granted
  during the year...................................                $   11.95                 $    4.67                 $    3.48

    The following table summarizes information about stock options outstanding at January 30, 1999:

                                                                                                  STOCK OPTIONS
                                                             STOCK OPTIONS OUTSTANDING
                                                        -----------------------------------        EXERCISABLE
                                                                     WEIGHTED                -----------------------
                                                                     AVERAGE     WEIGHTED                 WEIGHTED
                                                                    REMAINING     AVERAGE                  AVERAGE
                                                                       LIFE      EXERCISE                 EXERCISE
RANGE OF EXERCISE PRICES                                  SHARES     (YEARS)       PRICE       SHARES       PRICE
------------------------------------------------------  ----------  ----------  -----------  ----------  -----------
$10.00 - 15.63........................................   2,167,445         1.5   $   12.51    2,000,023   $   12.48
 16.62 - 20.00........................................     199,545         2.8       18.61       52,788       18.37
 20.93 - 24.44........................................   3,943,320         1.8       21.39    3,063,115       21.38
 29.93 - 32.75........................................     548,678         3.2       30.69      154,671       30.94
 34.00 - 37.38........................................     126,866         2.2       35.13       42,252       35.14
                                                        ----------  ----------  -----------  ----------  -----------
                                                         6,985,854         1.9   $   19.54    5,312,849   $   18.39
                                                        ----------  ----------  -----------  ----------  -----------
                                                        ----------  ----------  -----------  ----------  -----------

NOTE 6--RETIREMENT PLAN

    The Company sponsors a 401(k) savings plan (the "401(k) Plan") for eligible employees of the Company and certain of its subsidiaries. Participation in the 401(k) Plan is voluntary and available to any employee who is 21 years of age and has completed 500 hours of service in a six-month eligibility period. Participants may elect to contribute up to 15% of their compensation on a pre-tax basis and up to 10% on an after-tax basis. In accordance with the provisions of the 401(k) Plan, the Company makes a matching contribution to the account of each participant in an amount equal to 50% of the first 6% of eligible compensation contributed by each participant not to exceed 3% of the participant's total compensation for the year. The Company's matching contribution expense, net of forfeitures, was $1,293,000, $1,095,000 and $1,338,000 for 1998, 1997 and 1996, respectively.

NOTE 7--COMMITMENTS AND CONTINGENCIES

COMMITMENTS

    The Company operates stores and uses distribution centers, office facilities and equipment generally leased under noncancelable operating leases, the majority of which provide for renewal options. In addition, the Company also leases its POS system under a five-year capital lease with IBM at an interest rate of approximately 8% (the "IBM Capital Lease"). Financing activities not affecting cash during 1998, 1997 and 1996 included capital lease obligations incurred in connection with the IBM Capital Lease of

$2,735,000, $2,515,000 and $18,879,000, respectively. Future minimum annual rental commitments for all noncancelable leases as of January 30, 1999 are as follows:

                                                                      OPERATING    CAPITAL
                                                                        LEASES     LEASES
                                                                      ----------  ---------
                                                                         (IN THOUSANDS)
For the Fiscal Year:
    1999............................................................  $  115,634  $   6,826
    2000............................................................     110,804      6,703
    2001............................................................     101,065      2,547
    2002............................................................      92,745        196
    2003............................................................      83,550         --
    Thereafter......................................................     262,692         --
                                                                      ----------  ---------
Total minimum rental commitments....................................  $  766,490     16,272
                                                                      ----------
                                                                      ----------
Less: amounts representing interest.................................                  1,343
                                                                                  ---------
Present value of obligations........................................                 14,929
Less: current portion...............................................                  5,973
                                                                                  ---------
Long-term obligations...............................................              $   8,956
                                                                                  ---------
                                                                                  ---------

    Rental expense applicable to noncancelable operating leases was $103,735,000, $92,659,000 and $87,941,000 in 1998, 1997 and 1996, respectively.

    The Company has entered into an operating lease for two distribution facilities that requires that the Company guarantee payment of the residual value of the property to the lessor at the end of the lease. As of January 30, 1999, the guaranteed residual value of assets subject to this lease was $24,063,000.

CONTINGENCIES

    A lawsuit was commenced against the Company and several other parties on September 19, 1994 on behalf of a former employee, Naomi Snyder, her child and her husband. The complaint alleged that the former employee and her then-unborn child were exposed to excessive levels of carbon monoxide in one of the Company's stores, resulting in severe and permanent injuries to the child. Plaintiffs' Statement of Damages sought $11 million. A settlement agreement was reached by the parties and the Company's portion of the settlement amount was fully covered by insurance. The lawsuit was dismissed with prejudice on January 4, 1999.

    The Company is a defendant from time to time in lawsuits incidental to its business. Based on currently available information, the Company believes that resolution of all known contingencies is uncertain, and there can be no assurance that future costs related to such litigation would not be material to the Company's financial position or results of operations.

                             MICHAELS STORES, INC.

                UNAUDITED SUPPLEMENTAL QUARTERLY FINANCIAL DATA

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                     FIRST       SECOND      THIRD       FOURTH
                                                                    QUARTER     QUARTER     QUARTER     QUARTER
                                                                   ----------  ----------  ----------  ----------
1998:
Net sales........................................................    $335,770    $314,171    $382,841    $541,183
Cost of sales and occupancy expense..............................     224,874     215,325     254,080     356,987
Operating income.................................................      12,547       5,621      17,145      53,799
Net income.......................................................       5,501         634       7,256      30,210
Earnings per common share:
  Basic..........................................................       $0.19       $0.02       $0.25       $1.06
  Diluted........................................................       $0.18       $0.02       $0.24       $0.99
Common shares used in per share calculations:
  Basic..........................................................      29,321      29,602      29,402      28,548
  Diluted(1).....................................................      31,277      31,408      30,604      31,575

1997:
Net sales........................................................    $321,318    $278,038    $350,070    $507,098
Cost of sales and occupancy expense..............................     220,128     190,998     237,528     340,336
Operating income.................................................       9,306       1,493      12,943      45,200
Net income (loss)................................................       3,170      (2,895)      4,422      25,380
Earnings (loss) per common share:
  Basic..........................................................       $0.13      $(0.11)      $0.16       $0.88
  Diluted........................................................       $0.12      $(0.11)      $0.15       $0.79
Common shares used in per share calculations:
  Basic..........................................................      25,229      26,299      28,423      28,908
  Diluted(1).....................................................      26,186      26,299      30,149      33,292

------------------------

(1) The convertible subordinated notes were not included in the diluted earnings per common share calculation for the first, second and third quarters because they were antidilutive. The convertible subordinated notes were included in the diluted earnings per common share in the fourth quarter.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MICHAELS STORES, INC.

Date: April 30, 1999            By:            /s/ R. MICHAEL ROULEAU
                                     -----------------------------------------
                                                 R. Michael Rouleau
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         /s/ SAM WYLY
------------------------------  Chairman of the Board of      April 30, 1999
           Sam Wyly               Directors

   /s/ CHARLES J. WYLY, JR.
------------------------------  Vice Chairman of the Board    April 30, 1999
     Charles J. Wyly, Jr.         of Directors

                                President and Chief
    /s/ R. MICHAEL ROULEAU        Executive Officer
------------------------------    (Principal Executive        April 30, 1999
      R. Michael Rouleau          Officer)

                                Executive Vice
    /s/ BRYAN M. DECORDOVA        President-Chief
------------------------------    Financial Officer           April 30, 1999
      Bryan M. DeCordova          (Principal Financial and
                                  Accounting Officer)

      /s/ F. JAY TAYLOR
------------------------------  Director                      April 30, 1999
        F. Jay Taylor

------------------------------  Director                      April 30, 1999
      Richard E. Hanlon

                                Director and Vice
------------------------------    President-Market            April 30, 1999
    Donald R. Miller, Jr.         Development

      /s/ KELLY ELLIOTT
------------------------------  Director                      April 30, 1999
        Kelly Elliott

    /s/ MICHAEL C. FRENCH
------------------------------  Director                      April 30, 1999
      Michael C. French

       /s/ EVAN A. WYLY
------------------------------  Director                      April 30, 1999
         Evan A. Wyly

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                      DESCRIPTION OF EXHIBIT
-----------  -----------------------------------------------------------------------------------------
      3.1    Bylaws of the Registrant, as amended and restated (previously filed as Exhibit 3.1 to
             Form 10-K for the year ended January 30, 1994, filed by Registrant on April 28, 1994, SEC
             File No. 000-11822).

      3.2    Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 4.1 to Form S-8 (No. 33-54726), filed by Registrant on November 20, 1992.

      3.3    Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant
             (Filed herewith).

      4.1    Form of Common Stock Certificate (previously filed as Exhibit 4.1 to Form 10-K for the year ended January 30, 1994, filed by Registrant on April 28, 1994, SEC File No.
             000-11822).

      4.2    Indenture, dated as of January 22, 1993, between Michaels Stores, Inc. and NationsBank of
             Texas, N.A., as Trustee, including the form of 4 3/4%/6 3/4% Step-up Convertible
             Subordinated Note included therein (previously filed as Exhibit 19.1 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 29, 1993, SEC File No.
             000-11822).

      4.3    Indenture, dated as of June 21, 1996, between Michaels Stores, Inc. and The Bank of New
             York (previously filed as Exhibit 19.1 to Form 10-Q for the quarter ended July 28, 1996, filed by Registrant on September 11, 1996, SEC File No. 000-11822).

     10.1    Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated, effective October
             1, 1996 (previously filed as Exhibit 99.2 to Form 8-K, filed by Registrant on September
             30, 1996, SEC File No. 000-11822).*

     10.2    Michaels Stores, Inc. Employees 401(k) Trust, dated July 11, 1996 (previously filed as
             Exhibit 99.3 to Form 8-K, filed by Registrant on September 30, 1996, SEC File No.
             000-11822).

     10.3    Form of Indemnity Agreement between Michaels Stores, Inc. and certain officers and directors of the Registrant (previously filed as Exhibit 10.8 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 29, 1993, SEC File No. 000-11822).

     10.4    Form of Employment Agreement between Michaels Stores, Inc. and Sam Wyly (previously filed as Exhibit 10.4 to Form 10-K for the year ended January 31, 1998, filed by Registrant on
             May 1, 1998, SEC File No. 000-11822).*

     10.5    Form of Employment Agreement between Michaels Stores, Inc. and Douglas B. Sullivan
             (previously filed as Exhibit 10.5 to Form 10-K for the year ended January 31, 1998, filed by Registrant on May 1, 1998, SEC File No. 000-11822).*

     10.6    Michaels Stores, Inc. Amended and Restated Key Employee Stock Compensation Program
             (previously filed as Exhibit 10.9 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).*

     10.7    Michaels Stores, Inc. Amended and Restated 1992 Non-Statutory Stock Option Plan
             (previously filed as Exhibit 99.1 to Form S-8 (No. 333-21407), filed by Registrant on
             February 7, 1997).*

  EXHIBIT
  NUMBER                                      DESCRIPTION OF EXHIBIT
-----------  -----------------------------------------------------------------------------------------
     10.8    Michaels Stores, Inc. Amended and Restated 1994 Non-Statutory Stock Option Plan
             (previously filed as Exhibit 99.1 to Form S-8 (No. 333-21635), filed by Registrant on
             February 12, 1997).*

     10.9    Amended, Modified and Restated Master Lease Agreement, dated as of December 18, 1995, between Jacksonville Funding Corporation as Lessor and Michaels Stores, Inc. as Lessee
             (previously filed as Exhibit 10.17 to Form 10-K for the year ended January 28, 1996, filed by Registrant on April 29, 1996, SEC File No. 000-11822).

     10.10   Amendment No. 1 to Amended, Modified and Restated Master Lease Agreement, dated as of
             April 22, 1996, between Jacksonville Funding Enterprises, LLC as Lessor and Michaels
             Stores, Inc. as Lessee (previously filed as Exhibit 10.13 to Form 10-K for the year ended
             January 31, 1998, filed by Registrant on May 1, 1998, SEC File No. 000-11822).

     10.11   Amendment No. 2 to Amended, Modified and Restated Master Lease Agreement, dated as of
             July 11, 1996, between Jacksonville Funding Enterprises, LLC as Lessor and Michaels
             Stores, Inc. as Lessee (previously filed as Exhibit 10.14 to Form 10-K for the year ended
             January 31, 1998, filed by Registrant on May 1, 1998, SEC File No. 000-11822).

     10.12   Amendment No. 3 to Amended, Modified and Restated Master Lease Agreement, dated as of
             August 15, 1996, between Jacksonville Funding Enterprises, LLC as Lessor and Michaels
             Stores, Inc. as Lessee (previously filed as Exhibit 10.15 to Form 10-K for the year ended
             January 31, 1998, filed by Registrant on May 1, 1998, SEC File No. 000-11822).

     10.13   Amendment No. 4 to Amended, Modified and Restated Master Lease Agreement and Waiver,
             dated as of March 11, 1997, between Jacksonville Funding Corporation as Lessor and
             Michaels Stores, Inc. as Lessee (previously filed as Exhibit 10.17 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).

     10.14   Consulting Agreement, dated as of October 1, 1996, between Michaels Stores, Inc. and
             Michael C. French (previously filed as Exhibit 10.17 to Form 10-K for the year ended
             January 31, 1998, filed by Registrant on May 1, 1998, SEC File No. 000-11822). *

     10.15   Term Lease Master Agreement between IBM Credit Corporation as Lessor and Michaels Stores,
             Inc. as Lessee (previously filed as Exhibit 10.18 to Form 10-K for the year ended
             February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).

     10.16   Common Stock and Warrant Agreement, dated as of October 16, 1984, between Michaels
             Stores, Inc. and Peoples Restaurants, Inc., including form of Warrant (previously filed as Exhibit 4.2 to Form 10-K for the year ended January 31, 1993, filed by Registrant on
             April 29, 1993, SEC File No. 000-11822).

     10.17   First Amendment to Common Stock and Warrant Agreement, dated October 31, 1984, between
             The First Dallas Group, Ltd. and Michaels Stores, Inc. (previously filed as Exhibit 4.3 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 29, 1993,
             SEC File No. 000-11822).

  EXHIBIT
  NUMBER                                      DESCRIPTION OF EXHIBIT
-----------  -----------------------------------------------------------------------------------------
     10.18   Second Amendment to Common Stock and Warrant Agreement, dated November 28, 1984, between
             First Dallas Investments-Michaels I, Ltd. and Michaels Stores, Inc. (previously filed as
             Exhibit 4.4 to Form 10-K for the year ended January 31,1993, filed by Registrant on April
             29, 1993, SEC File No. 000-11822).

     10.19   Third Amendment to Common Stock and Warrant Agreement, dated February 27, 1985, between
             First Dallas Investments-Michaels I, Ltd., The First Dallas Group, Ltd., Sam Wyly,
             Charles J. Wyly, Jr. and Michaels Stores, Inc. (previously filed as Exhibit 10.23 to Form
             S-1 (No. 33-09456), filed by Registrant on October 14, 1986).

     10.20   Amendment to Common Stock and Warrant Agreement, dated as of September 1, 1992, between
             Michaels Stores, Inc. and the other parties named therein (previously filed as Exhibit
             4.8 to Form S-8 (No. 33-54726), filed by Registrant on November 20, 1992).

     10.21   Bonus Plan for Officers and Employees (Filed herewith).*

     10.22   Employment Agreement, effective as of April 29, 1997, between Michaels Stores, Inc. and
             R. Michael Rouleau (previously filed as Exhibit 10.32 to Form 10-K for the year ended
             February 1, 1997 filed by Registrant on May 2, 1997, SEC File No. 000-11822).*

     10.23   Michaels Stores, Inc. Stock Option Agreement, dated as of June 6, 1997, between Michaels
             Stores, Inc. and R. Michael Rouleau (previously filed as Exhibit 99.1 to Form S-8 (No.
             333-29417), filed by Registrant on June 17, 1997).*

     10.24   Michaels Stores, Inc. 1997 Employees Stock Purchase Plan (previously filed as Exhibit
             10.33 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2,
             1997, SEC File No. 000-11822).*

     10.25   Michaels Stores, Inc. 1997 Stock Option Plan (previously filed as Exhibit 10.2 to Form
             10-Q for quarter ended May 3, 1997, filed by Registrant on June 17, 1997, SEC File No.
             000-11822).*

     10.26   Revolving Credit Agreement, dated as of August 28, 1998, among Michaels Stores, Inc.,
             BankBoston, N.A. and the other lenders named therein (previously filed as Exhibit 4 to
             Form 10-Q for quarter ended August 1, 1998, filed by Registrant on September 15,1998, SEC
             File No. 000-11822).*

     10.27   Stock Purchase Agreement, dated as of March 29, 1996, between Michaels Stores, Inc. and
             Quayle Limited (previously filed as Exhibit 4.7 to Form 10-K for the year ended January
             28, 1996, filed by Registrant on April 29, 1996, SEC File No. 000-11822).

     10.28   Stock Purchase Agreement, dated as of March 29, 1996, between Michaels Stores, Inc. and
             Locke Limited (previously filed as Exhibit 4.8 to Form 10-K for the year ended January
             28, 1996, filed by Registrant on April 29, 1996, SEC File No. 000-11822).

     10.29   Stock Purchase Agreement, dated as of March 29, 1996, between Michaels Stores, Inc. and
             Fugue Limited (previously filed as Exhibit 4.9 to Form 10-K for the year ended January
             28, 1996, filed by Registrant on April 29, 1996, SEC File No. 000-11822).

  EXHIBIT
  NUMBER                                      DESCRIPTION OF EXHIBIT
-----------  -----------------------------------------------------------------------------------------
     10.30   Option Agreement, dated as of December 23, 1996, between Michaels Stores, Inc. and
             Devotion Limited (previously filed as Exhibit 10.28 to Form 10-K for the year ended
             February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).

     10.31   Option Agreement, dated as of December 23, 1996, between Michaels Stores, Inc. and
             Elegance Limited (previously filed as Exhibit 10.29 to Form 10-K for the year ended
             February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).

     21.1    Subsidiaries of Michaels Stores, Inc. (Filed herewith).

     23.1    Consent of Ernst & Young LLP (Filed herewith).

     27.1    Financial Data Schedule (Filed herewith).

------------------------

       * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c).