Form 10-Q
period 1999-05-01
MICHAELS STORES INC
filed 1999-06-15
CIK 740670

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

                   FOR THE QUARTERLY PERIOD ENDED MAY 1, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

             FOR THE TRANSITION PERIOD FROM _________ TO __________

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                     SHARES OUTSTANDING AS OF
                  TITLE                                    JUNE 9, 1999
------------------------------------------  ------------------------------------------
  Common Stock, par value $.10 per share                    28,696,435

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             MICHAELS STORES, INC.
                                   FORM 10-Q
                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             MICHAELS STORES, INC.
                          CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                                   MAY 1, 1999   JANUARY 30, 1999
                                                                   -----------   ----------------
                                                                   (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and equivalents...........................................   $ 98,227         $ 96,124
  Merchandise inventories........................................    505,180          501,239
  Income taxes receivable and deferred income taxes..............      9,371            9,654
  Prepaid expenses and other.....................................     16,894           14,911
                                                                   -----------       --------
    Total current assets.........................................    629,672          621,928
                                                                   -----------       --------
PROPERTY AND EQUIPMENT, AT COST..................................    401,571          381,289
  Less accumulated depreciation..................................   (183,421)        (171,829)
                                                                   -----------       --------
                                                                     218,150          209,460
                                                                   -----------       --------
COSTS IN EXCESS OF NET ASSETS OF ACQUIRED OPERATIONS, NET........    127,549          128,488
OTHER ASSETS.....................................................      2,705            2,774
                                                                   -----------       --------
                                                                     130,254          131,262
                                                                   -----------       --------
Total assets.....................................................   $978,076         $962,650
                                                                   -----------       --------
                                                                   -----------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable...............................................   $135,998         $106,173
  Income taxes payable...........................................      3,600           12,623
  Accrued liabilities and other..................................    104,162          111,905
                                                                   -----------       --------
    Total current liabilities....................................    243,760          230,701
                                                                   -----------       --------
SENIOR NOTES.....................................................    125,000          125,000
CONVERTIBLE SUBORDINATED NOTES...................................     96,940           96,940
DEFERRED INCOME TAXES............................................      2,642            2,642
OTHER LONG-TERM LIABILITIES......................................     22,133           26,388
                                                                   -----------       --------
  Total long-term liabilities....................................    246,715          250,970
                                                                   -----------       --------
                                                                     490,475          481,671
                                                                   -----------       --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, 29,756,667 shares issued (29,706,760 shares
    issued at January 30, 1999)..................................      2,976            2,971
  Additional paid-in capital.....................................    368,068          367,308
  Retained earnings..............................................    136,929          131,072
  Treasury stock, at cost, 1,145,000 shares......................    (20,372)         (20,372)
                                                                   -----------       --------
    Total stockholders' equity...................................    487,601          480,979
                                                                   -----------       --------
Total liabilities and stockholders' equity.......................   $978,076         $962,650
                                                                   -----------       --------
                                                                   -----------       --------

          See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                  (Unaudited)

                                                                      QUARTER ENDED
                                                                 ------------------------
                                                                 MAY 1, 1999  MAY 2, 1998
                                                                 -----------  -----------
NET SALES......................................................   $ 388,544    $ 335,770
Cost of sales and occupancy expense............................     262,547      224,874
                                                                 -----------  -----------
GROSS PROFIT...................................................     125,997      110,896

Selling, general and administrative expense....................     110,883       96,561
Store pre-opening costs........................................       2,263        1,788
                                                                 -----------  -----------

OPERATING INCOME...............................................      12,851       12,547
Interest expense...............................................       5,438        5,703
Other (income) and expense, net................................        (963)      (2,028)
                                                                 -----------  -----------
INCOME BEFORE INCOME TAXES.....................................       8,376        8,872
Provision for income taxes.....................................       3,183        3,371
                                                                 -----------  -----------
NET INCOME.....................................................   $   5,193    $   5,501
                                                                 -----------  -----------
                                                                 -----------  -----------
EARNINGS PER COMMON SHARE:
  Basic........................................................   $    0.18    $    0.19
  Diluted......................................................   $    0.18    $    0.18

          See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                     QUARTER ENDED
                                                                                ------------------------
                                                                                MAY 1, 1999  MAY 2, 1998
                                                                                -----------  -----------
OPERATING ACTIVITIES:
  Net income..................................................................   $   5,193    $   5,501
  Adjustments:
    Depreciation..............................................................      11,648       10,350
    Amortization..............................................................       1,041        1,070
    Other.....................................................................         222          278
    Change in assets and liabilities:
      Merchandise inventories.................................................      (3,941)     (63,342)
      Prepaid expenses and other..............................................      (1,983)         215
      Deferred income taxes and other.........................................      (2,661)         424
      Accounts payable........................................................      29,825       39,025
      Income taxes payable....................................................      (8,900)       1,157
      Accrued liabilities and other...........................................      (7,572)      (7,358)
                                                                                -----------  -----------
        Net change in assets and liabilities..................................       4,768      (29,879)
                                                                                -----------  -----------
        Net cash provided by (used in) operating activities...................      22,872      (12,680)
                                                                                -----------  -----------
INVESTING ACTIVITIES:
  Additions to property and equipment.........................................     (20,008)     (19,040)
  Net proceeds from sales of property and equipment...........................          51          117
                                                                                -----------  -----------
        Net cash used in investing activities.................................     (19,957)     (18,923)
                                                                                -----------  -----------
FINANCING ACTIVITIES:
  Payment of other long-term liabilities......................................      (1,454)      (1,200)
  Proceeds from stock options exercised.......................................         679        4,813
  Proceeds from issuance of common stock and other............................         (37)       6,163
                                                                                -----------  -----------
        Net cash (used in) provided by financing activities...................        (812)       9,776
                                                                                -----------  -----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS...............................       2,103      (21,827)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR.....................................      96,124      162,283
                                                                                -----------  -----------
CASH AND EQUIVALENTS AT END OF PERIOD.........................................   $  98,227    $ 140,456
                                                                                -----------  -----------
                                                                                -----------  -----------

          See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       For the Quarter Ended May 1, 1999

                                  (Unaudited)

NOTE A--BASIS OF PRESENTATION

    The accompanying consolidated financial statements are unaudited (except for the Consolidated Balance Sheet as of January 30, 1999) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, the results of operations for the quarter ended May 1, 1999 are not indicative of the results to be expected for the entire year. Certain fiscal 1998 amounts have been reclassified to conform to the fiscal 1999 presentation. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 30, 1999.

NOTE B--EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per common share:

                                                                                          QUARTER ENDED
                                                                                   ----------------------------
                                                                                    MAY 1, 1999    MAY 2, 1998
                                                                                   -------------  -------------
                                                                                     (In thousands except per
                                                                                           share data)
NUMERATOR:
  Net income.....................................................................   $     5,193    $     5,501
                                                                                   -------------  -------------
                                                                                   -------------  -------------
DENOMINATOR:
  Denominator for basic earnings per share-weighted average shares...............        28,584         29,321
  Effect of dilutive securities:
    Employee stock options.......................................................           655          1,956
                                                                                   -------------  -------------
  Denominator for diluted earnings per share-weighted average shares adjusted for
    dilutive securities..........................................................        29,239         31,277
                                                                                   -------------  -------------
                                                                                   -------------  -------------
BASIC EARNINGS PER COMMON SHARE..................................................   $      0.18    $      0.19
                                                                                   -------------  -------------
                                                                                   -------------  -------------
DILUTED EARNINGS PER COMMON SHARE................................................   $      0.18    $      0.18
                                                                                   -------------  -------------
                                                                                   -------------  -------------

    The convertible subordinated notes were not included in the diluted earnings per common share calculation because they were antidilutive for the periods presented. The convertible subordinated notes could potentially affect diluted earnings per common share in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to net sales of each line item of our Consolidated Statements of Income. This table should be read in conjunction with the following discussion and with our Consolidated Financial Statements, including the related notes.

                                                                                       QUARTER ENDED
                                                                                ----------------------------
                                                                                 MAY 1, 1999    MAY 2, 1998
                                                                                -------------  -------------
NET SALES.....................................................................        100.0%         100.0%
Cost of sales and occupancy expense...........................................         67.6           67.0
                                                                                      -----          -----
GROSS MARGIN..................................................................         32.4           33.0
Selling, general and administrative expense...................................         28.5           28.8
Store pre-opening costs.......................................................          0.6            0.5
                                                                                      -----          -----
OPERATING INCOME..............................................................          3.3            3.7
Interest expense..............................................................          1.4            1.7
Other (income) and expense, net...............................................         (0.2)          (0.6)
                                                                                      -----          -----
INCOME BEFORE INCOME TAXES....................................................          2.1            2.6
Provision for income taxes....................................................          0.8            1.0
                                                                                      -----          -----
NET INCOME....................................................................          1.3%           1.6%
                                                                                      -----          -----
                                                                                      -----          -----

QUARTER ENDED MAY 1, 1999 COMPARED TO THE QUARTER ENDED MAY 2, 1998

    Net sales in the first quarter of fiscal 1999 increased $52.8 million, or 16%, over the first quarter of fiscal 1998. The results for the first quarter of fiscal 1999 included sales from 58 Michaels and 6 Aaron Brothers stores that were opened during the 12-month period ended May 1, 1999, more than offsetting lost sales from 7 Michaels and 1 Aaron Brothers store closures. During the first quarter, sales at the new stores (net of closures) accounted for an increase of $37.9 million. Same-store sales increased 5% in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998, which contributed $14.9 million to the net sales increase. The improvement in same-store sales was due to a strong performance in our core categories of framing, general crafts, art supplies and floral, more than offsetting the performance in apparel crafts, needlecrafts and party. Going forward, we expect to achieve same-store sales increases for the remainder of fiscal 1999, taken as a whole. Our ability to generate same-store sales increases is dependent, in part, on our ability to continue to improve store in-stock positions on the top-selling items, to properly allocate seasonal merchandise to the stores based upon anticipated sales trends utilizing POS rate of sale information and the success of our sales promotion efforts.

    Cost of sales and occupancy expense, as a percentage of net sales, for the first quarter of fiscal 1999 was 67.6%, an increase of 0.6% compared to the first quarter of fiscal 1998. This increase was primarily attributable to larger investments in information systems infrastructure and occupancy costs associated with new stores.

    Selling, general and administrative expense, as a percentage of net sales, decreased by 0.3% in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. This decrease resulted from improved expense leverage in advertising and depreciation.

    Store pre-opening costs, as a percentage of net sales, increased by 0.1% in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998, as we opened or relocated 26 Michaels and 2 Aaron Brothers stores compared to 14 Michaels and 2 Aaron Brothers stores in the prior year.

    Interest expense (net of interest income), as a percentage of net sales, increased by 0.1% compared to the prior year. The increase was due to lower invested cash balances in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998, primarily as a result of capital expenditures for newly opened stores, information systems enhancements, and the MJDesigns, Inc. ("MJDesigns") store leases acquired in March 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow provided by operating activities during the first quarter of fiscal 1999 was $22.9 million as compared to $12.7 million of cash flow used in operating activities during the first quarter of fiscal 1998. These results are indicative of our plan to improve inventory control and reduce average store inventories in fiscal 1999. Inventories per Michaels store increased just 2% over the prior year in the first quarter of fiscal 1999, and our plans are to have a decrease of over 5% on our fiscal year-end 1999 inventory levels.

    We opened 19 Michaels and 2 Aaron Brothers stores and relocated 7 Michaels stores during the first quarter of fiscal 1999. In March 1999 we acquired leases for 16 stores (not included in the 19 Michaels stores noted above), formerly operated by MJDesigns. Capital expenditures for the newly opened stores and the MJDesigns leases amounted to approximately $14.6 million. Additional capital expenditures of approximately $5.4 million during the first quarter of fiscal 1999 related primarily to existing stores and for various information systems enhancements. We expect additional capital expenditures during the remainder of fiscal 1999 to total approximately $62.0 million, related primarily to costs for new stores, store relocations and remodeling, information systems, and various other projects.

    We believe that our available cash, funds generated by operating activities, funds available under a bank credit agreement, lease financing and proceeds from the sale of stock should be sufficient to finance continuing operations and sustain current growth plans. We believe that we can finance annual store expansion at a rate of 15% from internally generated cash flow.

    At May 1, 1999, we had working capital of $385.9 million, compared to $391.2 million at January 30, 1999. We currently have a bank credit agreement providing for an unsecured revolving line of credit of $100 million, which may be increased to $125 million under specific conditions. There were no borrowings outstanding under the current bank credit agreement during the first quarter of fiscal 1999 or under the previous revolving line of credit at any time during the first quarter of 1998.

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

    Our information systems include proprietary and third party application systems and related hardware, software and data and telephone networks. Approximately 75% of our application systems are presently believed to be Year 2000 compliant. Remediation or replacement of the majority of our remaining systems is in process, with substantial completion anticipated by mid-1999. The testing and certification stage for these areas is targeted to be largely completed by the end of the third quarter 1999. We believe that we are on schedule to complete Year 2000 compliance plans with respect to our information systems.

    We are currently assessing business equipment and systems, such as elevators and security systems, which contain embedded computer technology. Based on our preliminary assessment and assurances from third parties, we believe these systems present little Year 2000 exposure or risk.

    We have surveyed our "mission critical" merchandise and service vendors to determine their Year 2000 status and are in the process of obtaining appropriate assurances from these vendors. In addition, we are conducting more detailed assessments of the progress of our electronic data interchange trading partners. In fiscal 1998, our top ten vendors accounted for approximately 21% of total purchases, with no single merchandise vendor accounting for more than 4.5% of total purchases; thus, we do not believe any single vendor poses a significant risk. We have completed the assessment phase with respect to vendors' systems.

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

    Total external non-capitalizable costs related to the Year 2000 effort (exclusive of the costs of planned development of new systems) are estimated to be approximately $2.5 million, of which approximately $2.1 million has been incurred through April 1999. In addition, we have accelerated the planned development of new information systems with improved business functionality to replace systems that were not Year 2000 compliant. The cost of these new information systems will approximate $4.0 million, of which approximately $3.0 million has been incurred through April 1999. Our Year 2000 costs, including the acceleration of development of new systems already planned, have been, and are expected to be, funded with cash flow from operating activities. We do not separately track internal direct costs associated with the utilization of our officers and employees in Year 2000 compliance efforts. No significant information system projects have been deferred because of the Year 2000 effort.

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

                             MICHAELS STORES, INC.
                                   FORM 10-Q
                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        Exhibit 27--Financial Data Schedule.

    (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended May 1, 1999.

                             MICHAELS STORES, INC.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHAELS STORES, INC.

By: /s/ Bryan M. DeCordova
   ---------------------------------------

Bryan M. DeCordova

Executive Vice President and
   Chief Financial Officer
   (Principal Financial Officer)

Dated: June 15, 1999

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                                          DESCRIPTION                                            PAGE
---------  ----------------------------------------------------------------------------------------  -----------

   27      Financial Data Schedule