Form 10-Q
period 1999-07-31
MICHAELS STORES INC
filed 1999-09-14
CIK 740670

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            FOR THE TRANSITION PERIOD FROM __________ TO __________

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                         SHARES OUTSTANDING AS OF
                    TITLE                                    SEPTEMBER 8, 1999
---------------------------------------------  ---------------------------------------------
   Common Stock, par value $.10 per share                       29,092,585

                             MICHAELS STORES, INC.

                                   FORM 10-Q

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             MICHAELS STORES, INC.
                          CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                                                      JULY 31,      JANUARY 30,
                                                                                        1999           1999
                                                                                    ------------  ---------------
                                                                                    (UNAUDITED)
ASSETS

Current assets:
  Cash and equivalents............................................................   $   32,408     $    96,124
  Merchandise inventories.........................................................      580,195         501,239
  Income taxes receivable and deferred income taxes...............................       11,506           9,654
  Prepaid expenses and other......................................................       17,111          14,911
                                                                                    ------------  ---------------
    Total current assets..........................................................      641,220         621,928
                                                                                    ------------  ---------------
PROPERTY AND EQUIPMENT, AT COST...................................................      423,373         381,289
  Less accumulated depreciation...................................................     (196,956)       (171,829)
                                                                                    ------------  ---------------
                                                                                        226,417         209,460
                                                                                    ------------  ---------------
COSTS IN EXCESS OF NET ASSETS OF ACQUIRED OPERATIONS, NET.........................      126,611         128,488
OTHER ASSETS......................................................................        2,734           2,774
                                                                                    ------------  ---------------
                                                                                        129,345         131,262
                                                                                    ------------  ---------------
Total assets......................................................................   $  996,982     $   962,650
                                                                                    ------------  ---------------
                                                                                    ------------  ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable................................................................   $  146,843     $   106,173
  Income taxes payable............................................................           --          12,623
  Accrued liabilities and other...................................................      109,858         111,905
                                                                                    ------------  ---------------
    Total current liabilities.....................................................      256,701         230,701
                                                                                    ------------  ---------------
SENIOR NOTES......................................................................      125,000         125,000
CONVERTIBLE SUBORDINATED NOTES....................................................       96,940          96,940
DEFERRED INCOME TAXES.............................................................        2,642           2,642
OTHER LONG-TERM LIABILITIES.......................................................       20,750          26,388
                                                                                    ------------  ---------------
    Total long-term liabilities...................................................      245,332         250,970
                                                                                    ------------  ---------------
                                                                                        502,033         481,671
                                                                                    ------------  ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, 30,146,397 shares issued..........................................        3,015           2,971
  Additional paid-in capital......................................................      375,906         367,308
  Retained earnings...............................................................      136,400         131,072
  Treasury stock, at cost, 1,145,000 shares.......................................      (20,372)        (20,372)
                                                                                    ------------  ---------------
    Total stockholders' equity....................................................      494,949         480,979
                                                                                    ------------  ---------------
Total liabilities and stockholders' equity........................................   $  996,982     $   962,650
                                                                                    ------------  ---------------
                                                                                    ------------  ---------------

          See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands except per share data)

                                  (Unaudited)

                                                                                             QUARTER ENDED
                                                                                      ---------------------------
                                                                                        JULY 31,      AUGUST 1,
                                                                                          1999          1998
                                                                                      ------------  -------------
NET SALES...........................................................................   $  359,124    $   314,171
Cost of sales and occupancy expense.................................................      244,859        215,325
                                                                                      ------------  -------------
GROSS PROFIT........................................................................      114,265         98,846
Selling, general and administrative expense.........................................      104,425         90,942
Store pre-opening costs.............................................................        3,214          2,283
                                                                                      ------------  -------------
OPERATING INCOME....................................................................        6,626          5,621
Interest expense....................................................................        5,449          5,580
Other (income) and expense, net.....................................................         (368)          (982)
Litigation settlement...............................................................        1,500             --
                                                                                      ------------  -------------
INCOME BEFORE INCOME TAXES..........................................................           45          1,023
Provision for income taxes..........................................................           17            389
                                                                                      ------------  -------------
NET INCOME..........................................................................   $       28    $       634
                                                                                      ------------  -------------
                                                                                      ------------  -------------
EARNINGS PER COMMON SHARE:
  Basic.............................................................................   $     0.00    $      0.02
  Diluted...........................................................................   $     0.00    $      0.02

          See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands except per share data)

                                  (Unaudited)

                                                                                           SIX MONTHS ENDED
                                                                                      ---------------------------
                                                                                        JULY 31,      AUGUST 1,
                                                                                          1999          1998
                                                                                      ------------  -------------
NET SALES...........................................................................   $  747,668    $   649,941
Cost of sales and occupancy expense.................................................      507,406        440,199
                                                                                      ------------  -------------
GROSS PROFIT........................................................................      240,262        209,742
Selling, general and administrative expense.........................................      215,308        187,503
Store pre-opening costs.............................................................        5,477          4,071
                                                                                      ------------  -------------
OPERATING INCOME....................................................................       19,477         18,168
Interest expense....................................................................       10,887         11,283
Other (income) and expense, net.....................................................       (1,331)        (3,010)
Litigation settlement...............................................................        1,500             --
                                                                                      ------------  -------------
INCOME BEFORE INCOME TAXES..........................................................        8,421          9,895
Provision for income taxes..........................................................        3,200          3,760
                                                                                      ------------  -------------
NET INCOME..........................................................................   $    5,221    $     6,135
                                                                                      ------------  -------------
                                                                                      ------------  -------------
EARNINGS PER COMMON SHARE:
  Basic.............................................................................   $     0.18    $      0.21
  Diluted...........................................................................   $     0.17    $      0.20

          See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                  (Unaudited)

                                                                                           SIX MONTHS ENDED
                                                                                      ---------------------------
                                                                                        JULY 31,      AUGUST 1,
                                                                                          1999          1998
                                                                                      ------------  -------------
OPERATING ACTIVITIES:
  Net income........................................................................   $    5,221    $     6,135
  Adjustments:
    Depreciation....................................................................       25,235         21,064
    Amortization....................................................................        2,081          2,141
    Other...........................................................................          462            558
    Change in assets and liabilities:
      Merchandise inventories.......................................................      (78,956)      (168,271)
      Prepaid expenses and other....................................................       (2,200)        (5,175)
      Deferred income taxes and other...............................................       (2,973)          (500)
      Accounts payable..............................................................       40,670         40,299
      Income taxes payable..........................................................      (12,623)         5,358
      Accrued liabilities and other.................................................       (2,640)        (8,653)
                                                                                      ------------  -------------
        Net change in assets and liabilities........................................      (58,722)      (136,942)
                                                                                      ------------  -------------
        Net cash used in operating activities.......................................      (25,723)      (107,044)
                                                                                      ------------  -------------

INVESTING ACTIVITIES:
  Additions to property and equipment...............................................      (41,843)       (41,510)
  Net proceeds from sales of property and equipment.................................           85         19,155
                                                                                      ------------  -------------
        Net cash used in investing activities.......................................      (41,758)       (22,355)
                                                                                      ------------  -------------

FINANCING ACTIVITIES:
    Payment of other long-term liabilities..........................................       (2,934)        (2,555)
    Proceeds from stock options exercised...........................................        6,759          6,461
    Proceeds from issuance of common stock and other................................          (60)         6,128
                                                                                      ------------  -------------
        Net cash provided by financing activities...................................        3,765         10,034
                                                                                      ------------  -------------
NET DECREASE IN CASH AND EQUIVALENTS................................................      (63,716)      (119,365)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR...........................................       96,124        162,283
                                                                                      ------------  -------------
CASH AND EQUIVALENTS AT END OF PERIOD...............................................   $   32,408    $    42,918
                                                                                      ------------  -------------
                                                                                      ------------  -------------

          See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the Six Months Ended July 31, 1999
                                  (Unaudited)

NOTE A--BASIS OF PRESENTATION

    The accompanying consolidated financial statements are unaudited (except for the Consolidated Balance Sheet as of January 30, 1999) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, the results of operations for the three and six months ended July 31, 1999 are not indicative of the results to be expected for the entire year. Certain fiscal 1998 amounts have been reclassified to conform to the fiscal 1999 presentation. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 30, 1999.

NOTE B--EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per common share:

                                                                QUARTER ENDED                  SIX MONTHS ENDED
                                                        ------------------------------  ------------------------------
                                                        JULY 31, 1999  AUGUST 1, 1998   JULY 31, 1999  AUGUST 1, 1998
                                                        -------------  ---------------  -------------  ---------------
                                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
NUMERATOR:
Net income............................................    $      28       $     634       $   5,221       $   6,135
                                                             ------          ------          ------          ------
                                                             ------          ------          ------          ------
DENOMINATOR:
  Denominator for basic earnings per share-weighted
    average shares....................................       28,748          29,602          28,666          29,462
Effect of dilutive securities:
  Employee stock options..............................        1,699           1,806           1,177           1,880
                                                             ------          ------          ------          ------
Denominator for diluted earnings per share-weighted
  average shares adjusted for dilutive securities.....       30,447          31,408          29,843          31,342
                                                             ------          ------          ------          ------
                                                             ------          ------          ------          ------
BASIC EARNINGS PER COMMON SHARE.......................    $    0.00       $    0.02       $    0.18       $    0.21
                                                             ------          ------          ------          ------
                                                             ------          ------          ------          ------
DILUTED EARNINGS PER COMMON SHARE.....................    $    0.00       $    0.02       $    0.17       $    0.20
                                                             ------          ------          ------          ------
                                                             ------          ------          ------          ------

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

                                                                QUARTER ENDED                  SIX MONTHS ENDED
                                                        ------------------------------  ------------------------------
                                                        JULY 31, 1999  AUGUST 1, 1998   JULY 31, 1999  AUGUST 1, 1998
                                                        -------------  ---------------  -------------  ---------------
NET SALES.............................................        100.0%          100.0%          100.0%          100.0%
Cost of sales and occupancy expense...................         68.2            68.5            67.9            67.7
                                                             ------          ------          ------          ------
GROSS MARGIN..........................................         31.8            31.5            32.1            32.3
Selling, general and administrative expense...........         29.1            29.0            28.8            28.9
Store pre-opening costs...............................          0.9             0.7             0.7             0.6
                                                             ------          ------          ------          ------
OPERATING INCOME......................................          1.8             1.8             2.6             2.8
Interest expense......................................          1.5             1.8             1.5             1.7
Other (income) and expense, net.......................         (0.1)           (0.3)           (0.2)           (0.4)
Litigation settlement.................................          0.4             0.0             0.2             0.0
                                                             ------          ------          ------          ------
INCOME BEFORE INCOME TAXES............................          0.0             0.3             1.1             1.5
Provision for income taxes............................          0.0             0.1             0.4             0.6
                                                             ------          ------          ------          ------
NET INCOME............................................          0.0%            0.2%            0.7%            0.9%
                                                             ------          ------          ------          ------
                                                             ------          ------          ------          ------

QUARTER ENDED JULY 31, 1999 COMPARED TO THE QUARTER ENDED AUGUST 1, 1998

    Net sales in the second quarter of fiscal 1999 increased $44.9 million, or 14%, over the second quarter of fiscal 1998. The results for the second quarter of fiscal 1999 included sales from 63 Michaels and 8 Aaron Brothers stores that were opened during the 12-month period ended July 31, 1999, more than offsetting lost sales from 7 Michaels and 1 Aaron Brothers store closures. During the second quarter, sales at the new stores (net of closures) accounted for an increase of $31.7 million. Same-store sales increased 4% in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998, which contributed $13.2 million to the net sales increase. The improvement in same-store sales was due to a strong performance in our core categories of framing, general crafts, art supplies, floral, ribbon and books, more than offsetting the performance in apparel crafts, needlecrafts and party. Going forward, we expect to achieve same-store sales increases for the remainder of fiscal 1999, taken as a whole. Our ability to generate same-store sales increases is dependent, in part, on our ability to continue to improve store in-stock positions on the top-selling items, to properly allocate seasonal merchandise to the stores based upon anticipated sales trends utilizing POS rate of sale information, and the success of our sales promotion efforts.

    Cost of sales and occupancy expense, as a percentage of net sales, for the second quarter of fiscal 1999 was 68.2%, a decrease of 0.3% compared to the second quarter of fiscal 1998. This decrease was primarily attributable to improved initial markup on inventories, partially offset by larger investments in information system infrastructure and higher occupancy costs associated with new stores.

    Selling, general and administrative expense, as a percentage of net sales, increased by 0.1% in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998. This increase resulted from higher bank fees associated with credit card sales, and higher equipment leasing costs from last year's rollout of the in-store computer processors, partially offset by improved expense leverage in advertising.

    Store pre-opening costs, as a percentage of net sales, increased by 0.2% in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998, as we opened or relocated 29 Michaels and 2 Aaron Brothers stores compared to 21 Michaels and 3 Aaron Brothers stores in the prior year.

    Operating income, as a percentage of net sales, was unchanged compared to the prior year at 1.8% of net sales.

    Interest expense (net of interest income), as a percentage of net sales, was unchanged compared to the prior year. The lower invested cash balances in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998, was offset by the leveraging of interest expense on expanded sales.

    On August 5, 1999, we reached an agreement to settle certain outstanding litigation. Although the settlement is still subject to court approval, we believe that it is probable that the agreement will be approved by the court and, accordingly, we recorded a $1.5 million charge in the second quarter to reflect the terms of the agreement. Including the litigation settlement charge, net income in the second quarter of fiscal 1999 was $28,000, or $0.00 per share. Excluding the litigation settlement charge, net income for the second quarter increased 51% from the prior year to $958,000 compared to $634,000 in fiscal 1998, and diluted earnings per share was $0.03 per share compared to $0.02 per share in the prior year.

SIX MONTHS ENDED JULY 31, 1999 COMPARED TO THE SIX MONTHS ENDED AUGUST 1, 1998

    Net sales in the first six months of fiscal 1999 increased $97.7 million, or 15%, over the first six months of fiscal 1998. The results for the first six months of fiscal 1999 included sales from 63 Michaels and 8 Aaron Brothers stores that were opened during the 12-month period ended July 31, 1999, more than offsetting lost sales from 7 Michaels and 1 Aaron Brothers store closures. During the first six months, sales at the new stores (net of closures) accounted for an increase of $69.6 million. Same-store sales increased 4% in the first six months of fiscal 1999 compared to the first six months of fiscal 1998, which contributed $28.1 million to the net sales increase. The improvement in same-store sales was due to a strong performance in our core categories of framing, general crafts, art supplies, floral, ribbon and books, more than offsetting the performance in apparel crafts, needlecrafts and party. Going forward, we expect to achieve same-store sales increases for the remainder of fiscal 1999, taken as a whole. Our ability to generate same-store sales increases is dependent, in part, on our ability to continue to improve store in-stock positions on the top-selling items, to properly allocate seasonal merchandise to the stores based upon anticipated sales trends utilizing POS rate of sale information, and the success of our sales promotion efforts.

    Cost of sales and occupancy expense, as a percentage of net sales, for the first six months of fiscal 1999 was 67.9%, an increase of 0.2% compared to the first six months of fiscal 1998. This increase was primarily attributable to larger investments in information system infrastructure and higher occupancy costs associated with new stores, partially offset by improved initial markup on inventories.

    Selling, general and administrative expense, as a percentage of net sales, decreased by 0.1% in the first six months of fiscal 1999 compared to the first six months of fiscal 1998. This decrease resulted from higher bank fees associated with credit card sales, and higher equipment leasing costs from last year's rollout of the in-store computer processors, more than offset by improved expense leverage in advertising.

    Store pre-opening costs, as a percentage of net sales, increased by 0.1% in the first six months of fiscal 1999 compared to the first six months of fiscal 1998, as we opened or relocated 55 Michaels and 5 Aaron Brothers stores compared to 35 Michaels and 5 Aaron Brothers stores in the prior year.

    Operating income, as a percentage of net sales, decreased by 0.2% in the first six months of fiscal 1999 compared to the first six months of fiscal 1998.

    Interest expense (net of interest income), as a percentage of net sales, was unchanged compared to the prior year. The lower invested cash balances in the first six months of fiscal 1999 compared to the first six months of fiscal 1998, was offset by the leveraging of interest expense on expanded sales.

    On August 5, 1999, we reached an agreement to settle certain outstanding litigation. Although the settlement is still subject to court approval, we believe that it is probable that the agreement will be approved by the court and, accordingly, we recorded a $1.5 million charge in the second quarter to reflect the terms of the agreement. Including the litigation settlement charge, net income in the first six months of fiscal 1999 was $5.2 million, or $0.17 per share. Excluding the litigation settlement charge, net income in the first six months of fiscal 1999 increased slightly from the prior year to $6.2 million compared to $6.1 million in the first six months of fiscal 1998, and diluted earnings per share was $0.21 per share compared to $0.20 per share in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow used in operating activities during the first six months of fiscal 1999 was $25.7 million as compared to $107.0 million of cash flow used in operating activities during the first six months of fiscal 1998. These results are indicative of our plan to improve inventory control and reduce average store inventories in fiscal 1999. Inventories per Michaels store at July 31, 1999 decreased 6% from the prior year, and going forward we expect to maintain or slightly improve this level of reduction in our average inventory levels through the end of the third quarter and fiscal year-end 1999.

    We opened 41 Michaels and 4 Aaron Brothers stores and relocated 14 Michaels and 1 Aaron Brothers stores during the first six months of fiscal 1999. In March 1999 we acquired leases for 16 stores (13 included in the 41 Michaels stores noted above), formerly operated by MJDesigns, Inc. ("MJDesigns"). Capital expenditures for the newly opened stores and the MJDesigns leases amounted to approximately $30.5 million. Additional capital expenditures of approximately $11.3 million during the first six months of fiscal 1999 related primarily to existing stores and for various information systems enhancements. We expect additional capital expenditures during the remainder of fiscal 1999 to total approximately $57.7 million, related primarily to costs for new stores, store relocations and remodeling, information systems, and various other projects.

    We believe that our available cash, funds generated by operating activities, funds available under a bank credit agreement, lease financing and proceeds from the sale of stock should be sufficient to finance continuing operations and sustain current growth plans. We believe that we can finance annual store expansion at a rate of 15% from internally generated cash flow.

    At July 31, 1999, we had working capital of $384.5 million, compared to $391.2 million at January 30, 1999. We currently have a bank credit agreement providing for an unsecured revolving line of credit of $100 million, which may be increased to $125 million under specific conditions. There were no borrowings outstanding under the current bank credit agreement during the first six months of fiscal 1999 or under the previous revolving line of credit at any time during the first six months of 1998.

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

    Our information systems include proprietary and third party application systems and related hardware, software and data and telephone networks. Approximately 85% of our application systems are presently believed to be Year 2000 compliant. Remediation or replacement of the remaining systems is in process, with completion anticipated by the end of the third quarter of 1999. The testing and certification stage for these areas is also targeted to be largely completed by the end of the third quarter of 1999. We believe that we are on schedule to complete Year 2000 compliance plans with respect to our information systems.

    We completed the assessment of our business equipment and systems, such as elevators and security systems, which contain embedded computer technology. Based on our assessment and assurances from third parties, we believe these systems present little Year 2000 exposure or risk.

    We have obtained appropriate assurances from our "mission critical" merchandise and service vendors that they are Year 2000 compliant. We have identified alternative merchandise and service sources for "non-critical" vendors who do not expect to be Year 2000 compliant. In fiscal 1998, our top ten vendors accounted for approximately 21% of total purchases, with no single merchandise vendor accounting for more than 4.5% of total purchases; thus, we do not believe any single vendor poses a significant risk.

    We have developed contingency plans, such as alternative sourcing, and identified what actions would need to be taken if critical systems or service providers are not Year 2000 compliant. We do not expect that substantial increases in inventory will be required as a contingency measure. We substantially completed a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from our failure or the failure of certain third parties to complete efforts to achieve Year 2000 compliance on a timely basis. We believe problems and costs will not be material. A contingency plan has been substantially developed for dealing with the most reasonably likely worst-case scenario.

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

    Total external non-capitalizable costs related to the Year 2000 effort (exclusive of the costs of planned development of new systems) are estimated to be approximately $2.6 million, of which approximately $2.3 million has been incurred through July 1999. In addition, we have accelerated the planned development of new information systems with improved business functionality to replace systems that were not Year 2000 compliant. The cost of these new information systems will approximate $4.5 million, of which approximately $4.0 million has been incurred through July 1999. Our Year 2000 costs, including the acceleration of development of new systems already planned, have been, and are expected to be, funded with cash flow from operating activities. We do not separately track internal direct costs associated with the utilization of our officers and employees in Year 2000 compliance efforts. No significant information system projects have been deferred because of the Year 2000 effort.

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

                             MICHAELS STORES, INC.

                                   FORM 10-Q

                           PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The 1999 Annual Meeting of Stockholders of the Company was held on June 17, 1999. The following item of business was presented to the Stockholders:

                             ELECTION OF DIRECTORS

    The two directors were elected as proposed in the Proxy Statement dated May 10, 1999 under the caption titled "Proposal for Election of Directors" as follows:

                                                             TOTAL VOTE        TOTAL VOTE
                                                                 FOR            WITHHELD
NAME                                                        EACH DIRECTOR  FROM EACH DIRECTOR
----------------------------------------------------------  -------------  ------------------
F. Jay Taylor.............................................    26,559,213          642,762
Evan A. Wyly..............................................    26,558,009          643,966

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

       Exhibit 27--Financial Data Schedule.

    (b) Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended July 31, 1999.

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

MICHAELS STORES, INC.

By: /s/ Bryan M. DeCordova
   ---------------------------------------

Bryan M. DeCordova

Executive Vice President and
   Chief Financial Officer
   (Principal Financial Officer)

Dated: September 14, 1999

                                 EXHIBIT INDEX

   EXHIBIT
   NUMBER                                                 DESCRIPTION                                               PAGE
-------------  -------------------------------------------------------------------------------------------------  ---------
         27    Financial Data Schedule