Form 10-Q
period 1999-10-30
MICHAELS STORES INC
filed 1999-12-14
CIK 740670

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

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-11822

                            ------------------------

                             MICHAELS STORES, INC.

             (Exact name of registrant as specified in its charter)

              DELAWARE                                    75-1943604
   (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                    SHARES OUTSTANDING AS OF
                TITLE                                   DECEMBER 8, 1999
--------------------------------------        ------------------------------------

Common Stock, par value $.10 per share                     30,914,045

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             MICHAELS STORES, INC.

                                   FORM 10-Q

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             MICHAELS STORES, INC.

                          CONSOLIDATED BALANCE SHEETS

                        (In thousands except share data)

                                                              OCTOBER 30, 1999    JANUARY 30, 1999
                                                              -----------------   -----------------
                                                                 (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and equivalents......................................     $   21,599           $  96,124
  Merchandise inventories...................................        675,893             501,239
  Income taxes receivable and deferred income taxes.........         10,051               9,654
  Prepaid expenses and other................................         19,613              14,911
                                                                 ----------           ---------
    Total current assets....................................        727,156             621,928
                                                                 ----------           ---------
PROPERTY AND EQUIPMENT, AT COST.............................        451,061             381,289
  Less accumulated depreciation.............................       (210,585)           (171,829)
                                                                 ----------           ---------
                                                                    240,476             209,460
                                                                 ----------           ---------
COSTS IN EXCESS OF NET ASSETS OF ACQUIRED OPERATIONS, NET...        125,705             128,488
OTHER ASSETS................................................          3,062               2,774
                                                                 ----------           ---------
                                                                    128,767             131,262
                                                                 ----------           ---------
Total assets................................................     $1,096,399           $ 962,650
                                                                 ==========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................     $  178,449           $ 106,173
  Bank line of credit.......................................         28,300                  --
  Income taxes payable......................................          2,888              12,623
  Accrued liabilities and other.............................        132,140             111,905
                                                                 ----------           ---------
    Total current liabilities...............................        341,777             230,701
                                                                 ----------           ---------
SENIOR NOTES................................................        125,000             125,000
CONVERTIBLE SUBORDINATED NOTES..............................         96,940              96,940
DEFERRED INCOME TAXES.......................................          2,642               2,642
OTHER LONG-TERM LIABILITIES.................................         19,945              26,388
                                                                 ----------           ---------
    Total long-term liabilities.............................        244,527             250,970
                                                                 ----------           ---------
                                                                    586,304             481,671
                                                                 ----------           ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, 30,853,412 shares issued (29,706,760 shares
    issued at January 30, 1999).............................          3,085               2,971
  Additional paid-in capital................................        391,705             367,308
  Retained earnings.........................................        147,216             131,072
  Treasury stock, at cost, 1,509,000 shares (1,145,000
    shares at January 30, 1999).............................        (31,911)            (20,372)
                                                                 ----------           ---------
    Total stockholders' equity..............................        510,095             480,979
                                                                 ----------           ---------
Total liabilities and stockholders' equity..................     $1,096,399           $ 962,650
                                                                 ==========           =========

          See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands except per share data)
                                  (Unaudited)

                                                                          QUARTER ENDED
                                                              -------------------------------------
                                                              OCTOBER 30, 1999    OCTOBER 31, 1998
                                                              -----------------   -----------------
NET SALES...................................................      $463,034            $382,841
Cost of sales and occupancy expense.........................       307,270             254,080
                                                                  --------            --------
GROSS PROFIT................................................       155,764             128,761
Selling, general and administrative expense.................       129,099             108,928
Store pre-opening costs.....................................         4,076               2,688
                                                                  --------            --------
OPERATING INCOME............................................        22,589              17,145
Interest expense............................................         5,891               5,601
Other (income) and expense, net.............................          (134)               (160)
                                                                  --------            --------
INCOME BEFORE INCOME TAXES..................................        16,832              11,704
Provision for income taxes..................................         6,396               4,448
                                                                  --------            --------
NET INCOME..................................................      $ 10,436            $  7,256
                                                                  ========            ========
EARNINGS PER COMMON SHARE:
  Basic.....................................................      $   0.36            $   0.25
  Diluted...................................................      $   0.34            $   0.24

          See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands except per share data)

                                  (Unaudited)

                                                                        NINE MONTHS ENDED
                                                              -------------------------------------
                                                              OCTOBER 30, 1999    OCTOBER 31, 1998
                                                              -----------------   -----------------
NET SALES...................................................     $1,210,702          $1,032,782
Cost of sales and occupancy expense.........................        814,676             694,279
                                                                 ----------          ----------
GROSS PROFIT................................................        396,026             338,503
Selling, general and administrative expense.................        344,407             296,431
Store pre-opening costs.....................................          9,553               6,759
                                                                 ----------          ----------
OPERATING INCOME............................................         42,066              35,313
Interest expense............................................         16,778              16,884
Other (income) and expense, net.............................         (1,465)             (3,170)
Litigation settlement.......................................          1,500                  --
                                                                 ----------          ----------
INCOME BEFORE INCOME TAXES..................................         25,253              21,599
Provision for income taxes..................................          9,596               8,208
                                                                 ----------          ----------
NET INCOME..................................................     $   15,657          $   13,391
                                                                 ==========          ==========
EARNINGS PER COMMON SHARE:
  Basic.....................................................     $     0.54          $     0.45
  Diluted...................................................     $     0.52          $     0.43

          See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                  (Unaudited)

                                                                        NINE MONTHS ENDED
                                                              -------------------------------------
                                                              OCTOBER 30, 1999    OCTOBER 31, 1998
                                                              -----------------   -----------------
OPERATING ACTIVITIES:
  Net income................................................      $  15,657           $  13,391
  Adjustments:
    Depreciation............................................         38,672              32,231
    Amortization............................................          3,129               3,211
    Other...................................................            700                 799
    Change in assets and liabilities:
      Merchandise inventories...............................       (174,654)           (217,301)
      Prepaid expenses and other............................         (4,702)             (2,183)
      Deferred income taxes and other.......................         (3,311)             (1,298)
      Accounts payable......................................         72,276              47,754
      Income taxes payable..................................         (4,526)              9,444
      Accrued liabilities and other.........................         19,638              13,576
                                                                  ---------           ---------
        Net change in assets and liabilities................        (95,279)           (150,008)
                                                                  ---------           ---------
        Net cash used in operating activities...............        (37,121)           (100,376)
                                                                  ---------           ---------
INVESTING ACTIVITIES:
  Additions to property and equipment.......................        (69,121)            (61,628)
  Net proceeds from sales of property and equipment.........             94              19,228
                                                                  ---------           ---------
        Net cash used in investing activities...............        (69,027)            (42,400)
                                                                  ---------           ---------
FINANCING ACTIVITIES:
  Net borrowings under bank credit facilities...............         28,300              30,100
  Payment of other long-term liabilities....................         (4,440)             (3,953)
  Acquisition of treasury stock.............................        (11,539)            (20,372)
  Proceeds from stock options exercised.....................         19,316               6,763
  Proceeds from issuance of common stock and other..........            (14)              6,088
                                                                  ---------           ---------
        Net cash provided by financing activities...........         31,623              18,626
                                                                  ---------           ---------
NET DECREASE IN CASH AND EQUIVALENTS........................        (74,525)           (124,150)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR...................         96,124             162,283
                                                                  ---------           ---------
CASH AND EQUIVALENTS AT END OF PERIOD.......................      $  21,599           $  38,133
                                                                  =========           =========

          See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the Nine Months Ended October 30, 1999
                                  (Unaudited)

NOTE A--BASIS OF PRESENTATION

    The accompanying consolidated financial statements are unaudited (except for the Consolidated Balance Sheet as of January 30, 1999) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, the results of operations for the three and nine months ended October 30, 1999 are not indicative of the results to be expected for the entire year. Certain fiscal 1998 amounts have been reclassified to conform to the fiscal 1999 presentation. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 30, 1999.

NOTE B--EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per common share:

                                                 QUARTER ENDED                         NINE MONTHS ENDED
                                     -------------------------------------   -------------------------------------
                                     OCTOBER 30, 1999    OCTOBER 31, 1998    OCTOBER 30, 1999    OCTOBER 31, 1998
                                     -----------------   -----------------   -----------------   -----------------
                                                         (In thousands except per share data)
NUMERATOR:
  Net income.......................       $10,436             $7,256              $15,657             $13,391
                                          =======             ======              =======             =======
DENOMINATOR:
  Denominator for basic earnings
    per share-weighted average
    shares.........................        29,183             29,402               28,838              29,442
  Effect of dilutive securities:
    Employee stock options.........         1,750              1,202                1,368               1,654
                                          -------             ------              -------             -------
  Denominator for diluted earnings
    per share-weighted average
    shares adjusted for dilutive
    securities.....................        30,933             30,604               30,206              31,096
                                          =======             ======              =======             =======
BASIC EARNINGS PER COMMON SHARE....       $  0.36             $ 0.25              $  0.54             $  0.45
                                          =======             ======              =======             =======
DILUTED EARNINGS PER COMMON
  SHARE............................       $  0.34             $ 0.24              $  0.52             $  0.43
                                          =======             ======              =======             =======

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

                                                 QUARTER ENDED                         NINE MONTHS ENDED
                                     -------------------------------------   -------------------------------------
                                     OCTOBER 30, 1999    OCTOBER 31, 1998    OCTOBER 30, 1999    OCTOBER 31, 1998
                                     -----------------   -----------------   -----------------   -----------------
NET SALES..........................        100.0%              100.0%              100.0%              100.0%
Cost of sales and occupancy
  expense..........................         66.3                66.4                67.3                67.2
                                           -----               -----               -----               -----
GROSS MARGIN.......................         33.7                33.6                32.7                32.8
Selling, general and administrative
  expense..........................         27.9                28.4                28.4                28.7
Store pre-opening costs............          0.9                 0.7                 0.8                 0.7
                                           -----               -----               -----               -----
OPERATING INCOME...................          4.9                 4.5                 3.5                 3.4
Interest expense...................          1.3                 1.5                 1.4                 1.6
Other (income) and expense, net....          0.0                (0.1)               (0.1)               (0.3)
Litigation settlement..............          0.0                 0.0                 0.1                 0.0
                                           -----               -----               -----               -----
INCOME BEFORE INCOME TAXES.........          3.6                 3.1                 2.1                 2.1
Provision for income taxes.........          1.3                 1.2                 0.8                 0.8
                                           -----               -----               -----               -----
NET INCOME.........................          2.3%                1.9%                1.3%                1.3%
                                           =====               =====               =====               =====

QUARTER ENDED OCTOBER 30, 1999 COMPARED TO THE QUARTER ENDED OCTOBER 31, 1998

    Net sales in the third quarter of fiscal 1999 increased $80.2 million, or 21%, over the third quarter of fiscal 1998. At the end of the third quarter of fiscal 1999, we operated 561 Michaels and 89 Aaron Brothers stores. The results for the third quarter of fiscal 1999 included sales from 68 Michaels and 13 Aaron Brothers stores that were opened during the 12-month period ended
October 30, 1999, more than offsetting lost sales from 7 Michaels and 1 Aaron Brothers store closures. Sales at the new stores (net of closures) during the third quarter of fiscal 1999 accounted for $51.5 million of the increase in net sales. Same-store sales increased 8% in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998, which contributed $28.7 million to the net sales increase. The improvement in same-store sales was due to a strong performance in our core categories of framing, general crafts, art supplies, floral, apparel crafts and ribbon as well as substantial increases in the Christmas and fall seasonal product categories, more than offsetting the performance in needlecrafts, hobbies and Halloween product categories. Going forward, we expect to achieve same-store sales increases for the remainder of fiscal 1999, taken as a whole. Our ability to generate same-store sales increases is dependent, in part, on our ability to continue to improve store in-stock positions on the top-selling items, to properly allocate seasonal merchandise to the stores based upon anticipated sales trends utilizing POS rate of sale information, and the success of our sales promotion efforts.

    Cost of sales and occupancy expense, as a percentage of net sales, for the third quarter of fiscal 1999 was 66.3%, a decrease of 0.1% compared to the third quarter of fiscal 1998. This decrease was primarily attributable to improved initial markup on inventories and higher contributions from our custom framing manufacturing division, partially offset by larger investments in information system infrastructure and higher occupancy costs associated with new and relocated stores.

    Selling, general and administrative expense, as a percentage of net sales, decreased by 0.5% in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998. This decrease resulted from improved expense leverage in store payroll and related expenses and general corporate expenses, partially offset by an increase in advertising (due principally to the greater number of store openings) and higher bank fees associated with an increase in the percentage of sales via credit card.

    Store pre-opening costs, as a percentage of net sales, increased by 0.2% in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998, as we opened or relocated 37 Michaels and 10 Aaron Brothers stores in the third quarter of fiscal 1999 compared to 27 Michaels and 3 Aaron Brothers stores in the same period of the prior fiscal year.

    Operating income, as a percentage of net sales, increased by 0.4% in the third quarter of fiscal 1999 compared to the same period of the prior fiscal year. This improvement represented a 32% increase over the prior year, on a 21% increase in net sales, to $22.6 million for the third quarter of fiscal 1999 compared to $17.1 million for the third quarter of fiscal 1998.

    Interest expense (net of interest income), as a percentage of net sales, decreased by 0.2% in the third quarter of fiscal 1999 compared to the same period of the prior fiscal year. This decrease resulted from a leveraging of interest expense on expanded sales, partially offset by lower invested cash balances in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998.

NINE MONTHS ENDED OCTOBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED
  OCTOBER 31, 1998

    Net sales in the first nine months of fiscal 1999 increased $177.9 million, or 17%, over the first nine months of fiscal 1998. The results for the first nine months of fiscal 1999 included sales from 68 Michaels and 13 Aaron Brothers stores that were opened during the 12-month period ended October 30, 1999, more than offsetting lost sales from 7 Michaels and 1 Aaron Brothers store closures. Sales at the new stores (net of closures) during the first nine months of fiscal 1999 accounted for $121.1 million of the increase in net sales. Same-store sales increased 6% in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998, which contributed $56.8 million to the net sales increase. The improvement in same-store sales was due to a strong performance in our core categories of framing, general crafts, art supplies, floral, ribbon, home decor and books as well as substantial increases in the seasonal product categories. Going forward, we expect to achieve same-store sales increases for the remainder of fiscal 1999, taken as a whole. Our ability to generate same-store sales increases is dependent, in part, on our ability to continue to improve store in-stock positions on the top-selling items, to properly allocate seasonal merchandise to the stores based upon anticipated sales trends utilizing POS rate of sale information, and the success of our sales promotion efforts.

    Cost of sales and occupancy expense, as a percentage of net sales, for the first nine months of fiscal 1999 was 67.3%, an increase of 0.1% compared to the first nine months of fiscal 1998. This increase was primarily attributable to larger investments in information system infrastructure and higher occupancy costs associated with new and relocated stores, partially offset by improved initial markup on inventories and higher contributions from our custom framing manufacturing division.

    Selling, general and administrative expense, as a percentage of net sales, decreased by 0.3% in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998. This decrease resulted from improved expense leverage in store payroll and related expenses, partially offset by higher bank fees associated with an increase in the percentage of sales via credit card.

    Store pre-opening costs, as a percentage of net sales, increased by 0.1% in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998, as we opened or relocated 92 Michaels and 15 Aaron Brothers stores compared to 62 Michaels and 8 Aaron Brothers stores in the same period of the prior fiscal year.

    Operating income, as a percentage of net sales, increased by 0.1% in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998. This improvement represented a 19% increase over the same period of the prior fiscal year, on a 17% increase in net sales, to $42.1 million compared to $35.3 million in the same period of the prior fiscal year.

    Interest expense (net of interest income), as a percentage of net sales, decreased by 0.1% for the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998. This decrease resulted from a leveraging of interest expense on expanded sales, partially offset by lower invested cash balances in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998.

    On August 5, 1999, we reached an agreement to settle certain outstanding litigation and, accordingly, we recorded a $1.5 million charge in the second quarter to reflect the terms of the agreement. The court approved the settlement on October 19, 1999. Including the litigation settlement charge, net income in the first nine months of fiscal 1999 was $15.7 million, or $0.52 per share. Excluding the litigation settlement charge, net income in the first nine months of fiscal 1999 increased 24% from the prior year to $16.6 million compared to $13.4 million in the first nine months of fiscal 1998, and diluted earnings per share was $0.55 per share compared to $0.43 per share in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow used in operating activities during the first nine months of fiscal 1999 was $37.1 million as compared to $100.4 million of cash flow used in operating activities during the first nine months of fiscal 1998. These results are indicative of our plan to improve inventory control and reduce average per store inventories in fiscal 1999. Our inventories have increased 35% since January 30, 1999, primarily because of the addition of 66 Michaels and 11 Aaron Brothers stores during the first nine months of fiscal 1999. Inventories per Michaels store at October 30, 1999 decreased 1% from October 31, 1998. The 1% decrease in the average inventory per store is less than the 6% reduction reported at the end of the second quarter due to increased investments over the prior year in seasonal product. We consider the additional seasonal product to be a key driver in achieving same-store sales increases in the third and fourth quarters. Going forward, our plans are to have a decrease of 5% or more in our fiscal year-end 1999 inventory levels per store.

    We opened 66 Michaels and 11 Aaron Brothers stores and relocated 26 Michaels and 4 Aaron Brothers stores during the first nine months of fiscal 1999. In March 1999 we acquired leases for 16 stores (15 included in the 66 Michaels stores noted above), formerly operated by MJDesigns, Inc. ("MJDesigns"). Capital expenditures for the newly opened stores and the MJDesigns leases amounted to approximately $48.7 million. Additional capital expenditures of approximately $20.4 million during the first nine months of fiscal 1999 related primarily to existing stores and for various information systems enhancements. We expect additional capital expenditures during the remainder of fiscal 1999 to total approximately $25 million, related primarily to costs for new stores, store relocations and remodeling, information systems, and various other projects.

    In the third quarter of fiscal 1999, pursuant to a stock repurchase program approved by the Board of Directors in July 1999 to acquire up to 5 million shares of our Common Stock, we repurchased 364,000 shares for an aggregate purchase price of $11.5 million and placed the shares in treasury.

    In the first nine months of fiscal 1999, proceeds from the exercise of employee stock options covering 1,143,821 shares of our Common Stock amounted to $19.3 million.

    We believe that our available cash, funds generated by operating activities, funds available under a bank credit agreement, lease financing and proceeds from the sale of stock should be sufficient to finance continuing operations and sustain current growth plans. We believe that we can finance annual store expansion at a rate of 15% from internally generated cash flow.

    At October 30, 1999, we had working capital of $385.4 million, compared to $391.2 million at January 30, 1999. We currently have a bank credit agreement providing for an unsecured revolving line of credit of $100 million, which may be increased to $125 million under specific conditions. Borrowings under the bank credit agreement were $28.3 million at October 30, 1999 compared to $30.1 million at October 31, 1998.

IMPACT OF THE YEAR 2000

    We have implemented a comprehensive plan designed to make our operations fully Year 2000 compliant, utilizing both internal and external resources. A corporate project office was established to oversee, monitor and coordinate the Company-wide Year 2000 efforts. An experienced consulting firm was engaged to provide objective project management and technical expertise to assist us in the completion of the project.

    We are highly dependent on our internal information systems for tracking inventory and sales information and on our vendors' systems for assuring accurate and timely deliveries of goods to our distribution centers and stores. Our information systems include proprietary and third party application systems and related hardware, software and data and telephone networks. We believe that our internal information systems are Year 2000 compliant in all material respects.

    We have completed the assessment of our business equipment and systems, such as elevators and security systems, which contain embedded computer technology. Based on our assessment and assurances from third parties, we believe these systems present little Year 2000 exposure or risk.

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

    We presently believe that the most reasonably likely worst case scenario concerning the Year 2000 is that some merchandise vendors and service providers will not be Year 2000 compliant and will be unable to deliver merchandise and services in a timely manner. We believe that our geographically dispersed retail stores, distribution centers and large supplier base will significantly mitigate any adverse impact from suppliers' delays or failures, but that we remain vulnerable to (i) delays in deliveries by some suppliers, (ii) disruption of the components of our supply and distribution chain, including ports, trucking and air freight services, and (iii) local or regional facilities shutdown as a result of problems with infrastructure such as power, water and sewer service.

    We have developed contingency plans, such as alternative sourcing, and identified what actions would need to be taken if critical systems or service providers are not Year 2000 compliant. We did not build up substantial increases in inventory as a contingency measure. We have completed a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from our failure or the failure of certain third parties to achieve Year 2000 compliance on a timely basis. We believe that such problems and costs will not be material.

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

    Total external non-capitalizable costs related to the Year 2000 effort (exclusive of the costs of planned development of new systems) were approximately $2.8 million in fiscal 1998 and the first nine months of fiscal 1999. In addition, we accelerated the planned development of new information systems with improved business functionality to replace systems that were not Year 2000 compliant. These new information systems were implemented in the third quarter of fiscal 1999. The cost of these new information systems was approximately $4.8 million. All of these costs have been funded with cash flow from operating activities. We do not separately track internal direct costs associated with the utilization of our officers and employees in Year 2000 compliance efforts. No significant information system projects have been deferred because of the Year 2000 effort.

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

                             MICHAELS STORES, INC.

                                   FORM 10-Q

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    Exhibit 27--Financial Data Schedule.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended October 30, 1999.

                             MICHAELS STORES, INC.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       MICHAELS STORES, INC.

                                                       By:            /s/ BRYAN M. DECORDOVA
                                                            -----------------------------------------
                                                                        Bryan M. DeCordova
                                                                   EXECUTIVE VICE PRESIDENT AND
                                                                     CHIEF FINANCIAL OFFICER
                                                                  (PRINCIPAL FINANCIAL OFFICER)

Dated: December 14, 1999

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION                             PAGE
---------------------   ------------------------------------------------------------  --------
 27                     Financial Data Schedule