Form 10-K
period 2000-01-29
MICHAELS STORES INC
filed 2000-04-28
CIK 740670

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the Fiscal Year Ended January 29, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                to

Commission file number 0-11822

MICHAELS STORES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1943604 (I.R.S. Employer) identification number)

8000 Bent Branch Drive
Irving, Texas 75063
P.O. Box 619566
DFW, Texas 75261-9566
(Address of principal executive offices, including zip code)

(972) 409-1300
(Registrant's telephone number, including area code)

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Title Of Each Class

Common Stock, Par Value $.10 Per Share

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    As of April 17, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,161,360,447 based on the closing price of the Registrant's Common Stock on such date, $39.00, as reported on The NASDAQ Stock Market.

    As of April 17, 2000, 31,168,369 shares of the Registrant's Common Stock were outstanding.

PART I

ITEM 1. Business.

General

    Unless otherwise noted, all numbers contained in this document are as of January 29, 2000.

    With approximately $1.9 billion in sales, Michaels Stores, Inc. (the "Company") is the largest national specialty retailer providing materials, ideas and education for creative activities in home decor, art and craft projects. We operate 559 Michaels stores in 47 states, as well as Canada and Puerto Rico, where we offer:

  •
  Products for the do-it-yourself home decorator, including picture framing materials and custom framing services, silk and dried floral products and seasonal decor accents;

  •
  Art supplies, including memory books, surfaces and pads, brushes, paints and adhesives, and finishes; and

  •
  Craft supplies, including beads, jewelry, needlework and knitting supplies, and kids' craft materials.

    Our Michaels stores average 17,600 square feet of selling space and offer on average 40,000 stock keeping units ("SKUs"). We also operate 95 Aaron Brothers stores, primarily on the West Coast, where we offer photo frames, a full line of ready-made frames, custom framing services and a wide selection of art supplies. Our Aaron Brothers stores average 5,900 square feet of selling space and offer on average 7,400 SKUs.

    Our mission is to help people express themselves creatively. Through our broad, in-stock product assortments, friendly and knowledgeable sales associates, educational in-store events and project instruction displays, we offer an interactive shopping experience that encourages creativity. We design our stores to inspire shoppers to develop new decor and project ideas and to find the materials they need to successfully complete their projects. We offer classes and demonstrations that teach basic and advanced skills and provide hands-on experience in a community environment.

    During the early 1990s, we embarked on an aggressive national expansion program. By 1995, we had more than tripled our store base to over 500 stores through new store openings and acquisitions, accomplishing our goal of becoming the nation's largest specialty retailer in our industry. However, as a result of a lack of adequate information systems and infrastructure to support our rapid growth, our financial results began to weaken. In 1996, we hired Michael Rouleau, our Chief Executive Officer, who has focused on increasing the profitability of our existing stores by implementing a variety of operating initiatives. These initiatives included strengthening the quality and depth of our management team, installing point-of-sale ("POS") systems chainwide to record item-level sales, increasing the number of SKUs replenished from our distribution centers, standardizing our merchandise assortments across all stores and eliminating non-core merchandise.

Industry Overview—Competition

    As the leading retailer providing materials, ideas and education for creative activities in home decor, art and craft projects, we believe that we are well positioned to benefit from favorable consumer trends. Demographic changes, particularly an aging baby boomer population, and a strong economic environment have led to increases in investment in the home and purchases of new homes, an increasing focus on home-based, family activities and the trend towards making (rather than buying) gift items. According to the most recent industry study published by the Hobby Industry Association, the 1997 retail market size of our industry was estimated to be $11 billion, and 70% of households surveyed had at least one member who engaged in a craft activity within the last year.

    The market is highly fragmented, containing thousands of stores nationwide operated primarily by small, independent retailers. We are the largest and only national retailer dedicated to serving our market and believe that there are only four other retailers with a similar focus in the United States with annual sales in excess of $100 million. Moreover, we believe that our 1999 sales were more than twice as large as those of our largest direct competitor. Customers tend to choose where to shop based upon price, quality and variety of merchandise, availability of product and customer service. We compete with many different types of retailers and classify our competition within the following categories:

  •
  Multi-store chains. This category includes several multi-store chains operating more than 25 stores in a region and comprises: Hobby Lobby, a chain based in Oklahoma City which operates approximately 225 stores primarily in the Midwestern United States; A.C. Moore Arts & Crafts, Inc., a chain which operates approximately 41 stores in the mid-Atlantic and Northeast regions; Jo-Ann etc. (operated by Jo-Ann Stores, Inc.), which operates approximately 44 stores across the country; and Garden Ridge Corporation, which operates approximately 33 stores across the country. All of these chains are significantly smaller than Michaels with respect to number of stores and total net sales. While more sophisticated than the small, local specialty retailer, none of these chains has systems, buying power, distribution and advertising capabilities comparable to ours.

  •
  Small, local specialty retailers. This category includes thousands of local "Mom & Pop" art and craft retailers. Typically, these are single store operations managed by the owner. The stores generally offer a limited selection and have limited resources for advertising, purchasing and distribution. Many of these stores have established a loyal customer base within a given community and compete on customer service.

  •
  Mass merchandisers. This category includes companies such as Wal-Mart Stores, Inc., Ames Department Stores, Inc. and other mass merchandisers. These retailers typically dedicate only a portion of their selling space to a limited selection of home decor, art and craft supplies. In addition, these mass merchandisers generally have limited customer service staffs with little or no experience in crafting projects.

Our Business Strategy

    Our objective is to increase our revenues and profits through the following strategies:

  •
  Increase Sales and Productivity of Existing Store Base. We believe there are opportunities to increase sales and productivity at our existing stores. Our goal is to offer customers a one-stop shopping solution for their creative activities. We are expanding and refining our product selection across key categories, enhancing our in-stock positions and improving customer service. We are increasing our emphasis on in-store events, such as classes, project demonstrations, Michaels' Kids Club activities and birthday parties, in order to increase customer traffic and loyalty.

  •
  Improve Supply Chain Management. We believe considerable efficiencies, cost reductions and sales growth can be attained by improving the flow of our merchandise from our suppliers to our stores. We have retained Computer Sciences Corporation to assist us in identifying opportunities for improvement throughout our supply chain, including merchandise ordering, transportation and receipt processing. In conjunction with this effort, we intend to add perpetual inventory and automatic replenishment systems.

  •
  Accelerate Growth Through New Michaels Store Openings. We opened 69 Michaels stores in fiscal 1999, and we plan to open 73 Michaels stores in fiscal 2000. We plan to open 75 to 100 new Michaels stores in each of the subsequent three years. We have developed and are refining our Michaels store prototype to constantly incorporate improved merchandising techniques and store layout. We believe the United States and Canadian markets can support up to 1,100 Michaels stores.

  •
  Expand Aaron Brothers Nationwide. We plan to accelerate the opening of new Aaron Brothers stores. During fiscal 1999, we opened 17 Aaron Brothers stores. We plan to open 25 Aaron Brothers stores in fiscal 2000. We plan to open 35 to 50 new Aaron Brothers stores in each of the subsequent three years. We believe the United States and Canadian markets can support up to 600 Aaron Brothers stores.

  •
  Enhance the Michaels website. We have created a Michaels.com division that is focused on developing and maintaining an innovative online experience for our customers. Our Internet strategy involves providing exciting and stimulating content, an online community, and merchandise presented online as product solutions. The primary focus of our Internet strategy is to provide content aimed at drawing consumers to our stores. Our second priority will be to build an e-commerce business based on what our customers told us they wanted in extensive customer research, and to stimulate purchases of hard to find items or extensive assortments not found in retail stores and convenient gift purchases. Our improved website will contain ideas, reference materials and "how to" information. We plan to effectively harness the crafting consumers' love to express themselves with our online community features.

Merchandising and Marketing

  Product Selection

    Our Michaels store merchandising strategy is to provide a broad selection of products in an appealing store environment that emphasizes superior customer service. Each Michaels store offers an average of 40,000 SKUs in a number of product categories. The following table shows sales for Michaels stores by department as a percentage of total sales for fiscal years 1999, 1998 and 1997:

	Percentage of Sales
Department
	1999	1998	1997
General crafts	28%	29%	29%
Picture framing	18%	18%	18%
Silk and dried floral	17%	18%	18%
Fine art materials	17%	16%	15%
Hobby, party and candles	11%	11%	11%
Seasonal	9%	8%	9%

Total	100%	100%	100%

    The merchandise offered within each major category is as follows:

  •
  Products for the do-it-yourself home decorator, including wall decor, vases, containers, baskets and potpourri; custom framing services, ready-made frames, mat boards, glass, backing materials and related supplies, framed art, and photo albums; and silk flowers, dried flowers and artificial plants sold separately or in ready-made and custom floral arrangements, all accessories needed for floral arranging and other floral items such as wreaths;

  •
  Art supplies, including memory book materials; surfaces and pads; adhesives and finishes; and pastels, watercolors, oil paints, acrylics, easels, brushes, paper, canvas and stenciling materials; and

  •
  Craft supplies, including beads, wood, doll making supplies, jewelry making supplies, rubber stamps, apparel crafts, books and magazines and plaster; needlecraft items including stitchery supplies, hand-knitting yarns, needles, canvas and related supplies for needlepoint, embroidery and cross stitching, knitting, crochet, rug making kits, quilt and afghan kits; ribbon and wedding accessories; gifts; hobby items including wooden and plastic model kits and related supplies, kids' craft materials, plush toys and paint-by-number kits; party needs including paper party goods, balloons, candy, gift wrap, candy making and cake decorating supplies; and candles.

    Our Michaels stores regularly feature seasonal merchandise that complements our core merchandising strategy. Seasonal merchandise is offered for several holiday periods, including Valentine's Day, Easter, Mother's Day, Halloween, Thanksgiving and Christmas. For example, seasonal merchandise for the Christmas season includes artificial trees, wreaths, candles, lights and ornaments.

    During the Christmas selling season, a significant portion of floor and shelf space in a typical Michaels store is devoted to Christmas crafts, Christmas decorations and gift making merchandise. Because of the project-oriented nature of these products, the Christmas selling season begins in August and extends through December. Accordingly, a fully developed seasonal merchandising program, including inventory, merchandise layout and instructional ideas, is implemented in each Michaels store beginning in July of each year. This program requires additional inventory accumulation so that each store is fully stocked during the peak season. Sales of all merchandise typically increase during the Christmas selling season because of increased customer traffic.

    We routinely identify merchandise that requires some price reduction to accelerate sales of the product. The need for this reduction is generally attributable to either seasonal product remaining at the end of the season or product that is being displaced from its assigned location in the store to make room for new merchandise. Additional product candidates for repricing are identified using the POS sales data. In each case, the appropriate repricing is determined at our corporate office and sent to the stores with instructions on how to promote sales of the product.

    In addition to our normal year-end clearance sale to liquidate the residual on-hand quantities of Christmas and fall seasonal merchandise, we have historically employed large season-end summer sidewalk sales to consolidate and merchandise all of the spring and summer seasonal and other clearance products. These sidewalk sales events were usually held in July and August, and the price of the merchandise was progressively reduced during the course of the event. Although these sales created some additional customer traffic, they proved to be disruptive to on-going operations in the stores. In 1999, we discontinued the use of summer sidewalk sales, preferring to establish a permanent location in each store to merchandise clearance items on an on-going basis. We have found that this approach is less disruptive to customers, and we believe that we will see higher net realized values from those items.

    Our Aaron Brothers stores offer on average 7,400 SKUs, including photo frames, a full line of ready-made frames and a wide selection of art supplies and custom framing services. Our merchandising strategy for our Aaron Brothers stores is to provide guaranteed everyday low priced custom framing services and selection, with a five-business-day delivery guarantee. In addition, we strive to provide a fashion forward framing merchandise selection in an appealing environment with superior customer service.

  Customer Service

    We believe that customer service is critically important to our merchandising strategy. Many of the craft supplies sold in Michaels stores can be assembled into unique end products with an appropriate amount of guidance and direction. Accordingly, Michaels has displays in every store in an effort to stimulate new project ideas, and supplies project sheets with detailed instructions on how to assemble the product. In addition, many Michaels sales associates are craft enthusiasts who are able to help customers with ideas and instructions. We periodically offer demonstrations and inexpensive classes in our stores as a means of promoting new craft ideas and expanding our customer base.

  Advertising

    We focus on circular and newspaper advertising. We have found full-color circular advertising, primarily as an insert to newspapers, to be the most effective medium of advertising. Such circulars advertise numerous products in order to emphasize the wide selection of products available at Michaels stores. We believe that our ability to advertise through circulars and newspapers throughout the year in each of our markets provides us with an advantage over our smaller competitors.

Store Design and Operations

    Our store design encourages purchases in a friendly, interactive environment. Our Michaels stores average 17,600 square feet of selling space, and our Aaron Brothers stores average 5,900 square feet of selling space. Many of the craft supplies sold in our Michaels stores can be assembled into unique end products with an appropriate amount of guidance and direction. Accordingly, we display completed projects in every Michaels store in an effort to stimulate new project ideas, and we supply project sheets with detailed instructions on how to assemble the product.

    Store design is developed centrally and implemented at the store level through the use of "planograms" which provide store managers with detailed descriptions and illustrations with respect to store layout and merchandise presentation. Planograms are also used to cluster various products that can be combined to create individual projects.

    We strive to complement our innovative store design with superior customer service to provide an enjoyable shopping experience. We believe that prompt, knowledgeable and enthusiastic service fosters customer loyalty and differentiates us from our competition. Many of our sales associates are craft enthusiasts who are able to help customers with ideas and instructions.

    Typically, a Michaels store has been managed by a store manager and one to two assistant managers, depending on the sales volume of the store. Michaels now has an initiative to create departmental management positions within each store. The field organization for Michaels is headed by an executive vice president and is divided into four geographic zones. Each zone has its own vice president, loss prevention manager, human resources manager and 11 to 12 district managers. There are a total of 46 districts. Typically, an Aaron Brothers store is managed by a store manager and one assistant manager. The field organization for Aaron Brothers is headed by a divisional vice president and is divided into six districts, each with a district manager and an operations manager/trainer. We believe this organizational structure enhances the communication among the individual stores and between the stores and corporate headquarters.

Purchasing

    We purchase merchandise from over 1,400 suppliers. We believe that our buying power and ability to make centralized purchases enable us to acquire products on favorable terms. Central merchandising management teams for Michaels and Aaron Brothers negotiate with their vendors on behalf of all their stores in order to obtain volume purchasing discounts and improve control over product mix and inventory. In fiscal 1999, Michaels' top 10 vendors accounted for approximately 20% of total purchases with no single vendor accounting for more than 4% of total purchases.

    In addition to purchasing from outside suppliers, our Michaels and Aaron Brothers stores purchase an upscale selection of framed art and ready-made frames from our manufacturing division. This division also manufactures and sells custom framing materials and services to our stores. This division consists of a manufacturing facility and four regional processing centers to support the retail stores.

    Substantially all of the products sold in Michaels stores are manufactured in the United States, the Far East and Mexico. Goods manufactured in the Far East generally require long lead times and are ordered four to six months in advance of delivery. Those products are either imported directly by us or acquired from distributors based in the United States. In all cases, purchases are denominated in United States dollars (or Canadian dollars for purchases of certain items delivered directly to stores in Canada).

    Our in-store merchandise assortments are selected by our centralized buying staff. Approximately 75% of our SKUs are carried year round and considered basic goods. These items are reordered by the stores on a weekly basis via a radio frequency handheld ordering device, or "RF gun," and an in-store back-office computer. The in-store computer then either generates an order to be faxed to a vendor for SKUs not carried in our distribution centers or transmits a replenishment order to the general office for items carried in our distribution centers.

    Late in 1998, we enhanced the RF gun software to provide the store order specialists with store specific sales history for any item. Early in 1999, store order specialists were given revised ordering procedures that encompassed the new expanded capability of the RF gun. For the first time in our history, the person re-ordering merchandise had both the on-hand quantity and the sales history data at the time they were determining the order quantity.

Distribution

    We currently operate four distribution centers that supply our Michaels stores with merchandise, including substantially all seasonal and promotional items. Our distribution centers are located in Texas, California, Kentucky and Florida. Michaels stores generally receive deliveries from the distribution centers once a week through an internal distribution network using contract carriers. Aaron Brothers stores receive merchandise from their dedicated distribution center located in the City of Commerce, California.

    We believe that our distribution capabilities will allow us to maintain sufficient inventory in each store to meet our customers' demands while reducing our overall investment in inventory. We believe our distribution network provides us with an advantage over our competitors, and we intend to increase the amount of goods processed through our distribution centers and thereby reduce our supply chain costs and more effectively manage our investment in inventories.

    Approximately 55% of Michaels stores' merchandise is shipped directly from the Michaels distribution centers, with the remainder being shipped directly from vendors. Approximately 58% of Aaron Brothers stores' merchandise is shipped directly from the Aaron Brothers distribution center, with the remainder being shipped directly from vendors. Each Aaron Brothers store is systematically restocked on a weekly basis.

Inventory Management

    Our primary objectives for inventory management are maximizing the efficiency of the flow of product to the stores, improving store in-stock position, improving store labor efficiency, and optimizing overall investment in inventory. We manage our inventory in several ways, including weekly tracking of inventory status; the use of planograms to control the merchandise assortment; the use of store level radio frequency devices to order merchandise based on store specific rate of sale for each SKU; and the review of item-level sales information in order to track the sell-through of seasonal and promotional items and to plan our assortments. The data that we are obtaining from our POS system is an integral component in the inventory management process. In addition, inventories are verified through physical cycle counts conducted throughout the year in all stores on a rotating systematic schedule. We anticipate that the additional information on SKU-level inventories at each store, as provided by a perpetual inventory system, will dramatically improve our ability to balance our inventory and improve our replenishment process. We plan to begin testing such a perpetual inventory system in select stores in fiscal 2000, with plans to roll the process out to all Michaels stores in 2001.

Store Expansion

    Having achieved our objective of becoming the largest and only national retailer of arts, crafts and decorative items, we recognized that we had the critical mass to achieve improved operating efficiencies that could result in higher returns on capital. On August 23, 1995, we announced a shift in focus from sales growth to realizing higher returns on capital. As a result, we moderated our internal store growth rate, opening 9 new Michaels stores and 3 new Aaron Brothers stores in fiscal 1997. In fiscal 1998, we returned to an accelerated new store opening program, opening 50 Michaels stores and relocating 14 stores while Aaron Brothers opened 5 stores and relocated 5 stores. In fiscal 1999, we opened 69 Michaels stores and relocated and/or expanded 29 stores while Aaron Brothers opened 17 stores and relocated 6 stores. In fiscal 2000, we plan to open 73 Michaels stores and relocate and/or expand 25 stores. Aaron Brothers plans to open 25 stores and relocate 5 stores in fiscal 2000.

    Our expansion strategy is to give priority to adding stores in existing markets in order to enhance economies of scale associated with advertising, distribution, field supervision, and other regional expenses. We believe that few of our existing markets are saturated and that there are attractive new markets still available to us. The anticipated opening of Michaels and Aaron Brothers stores in fiscal 2000 and the rate at which stores are opened thereafter will depend upon a number of factors, including the success of existing Michaels and Aaron Brothers stores, the availability and the cost of capital for expansion, the availability of suitable store sites, and the ability to hire and train qualified managers. We intend to continue to review acquisition opportunities in existing and new markets.

    Michaels has developed a standardized procedure that allows for the efficient opening of new stores and their integration into our information and distribution systems. Michaels develops the floor plan and inventory layout and organizes the advertising and promotions in connection with the opening of each new store. In addition, Michaels maintains a qualified store opening staff to provide new store personnel with in-store training. Accordingly, Michaels generally opens new stores during the period from February through October because new store personnel require significant in-store training prior to entering the Christmas selling season.

    Costs for opening stores at particular locations depend upon the type of building and general cost levels in the area. In fiscal 1999, the average net cost of opening a new Michaels store was approximately $597,000, which included leasehold improvements, furniture, fixtures and equipment, and pre-opening costs. The initial inventory investment (net of accounts payable) associated with each new Michaels store averages approximately $640,000 at cost depending on the store size, operating format and the time of year in which the store is opened. The initial inventory investment in new Michaels stores is offset, in part, by extended vendor terms and allowances.

Investment in Information Technology

    We are committed to utilizing technology to increase operating efficiencies and to improve our ability to satisfy the needs of our customers. We utilize world-class technology in the form of massively parallel computer systems and private networks to transmit data between stores and distribution centers. With the installation of the POS system, which includes bar code scanning, came the ability to better understand the demands of the customer, emerging merchandise trends, and inventory replenishment requirements. During fiscal 1998, we completed installation of new networked computer systems in every store to handle data communications, price management, enhanced radio frequency terminal applications for inventory management, faster credit authorization and gift card processing. In addition, a new, standardized, warehouse management system running on IBM RS/6000 computers and utilizing radio frequency terminals with bar code scanning technology was installed in all distribution centers. We are installing industry leading merchandise information systems software that will be closely integrated with store systems and warehouse management systems to provide greatly enhanced inventory management capabilities, including the benefits attributable to our planned perpetual inventory system. We believe that information is a competitive tool and intend to be the craft industry leader in the effective and efficient utilization of this resource.

Foreign Sales

    Our current international business is concentrated in Canada. Sales outside the United States accounted for approximately 3% of total sales in 1999, 2% in 1998 and 3% in 1997. During the last three years less than 5% of our assets have been located outside of the United States.

Service and Trade Marks

    The name "Michaels" and the Michaels logo are both federally registered service marks held by an affiliate of the Company. The name "Aaron Brothers" and the Aaron Brothers logo are federally registered trademarks.

Employees

    As of April 15, 2000, we employed approximately 26,500 persons, approximately 16,200 of whom were employed on a part-time basis. The number of part-time employees is substantially increased during the Christmas selling season. Of our full-time employees, approximately 2,200 are engaged in various executive, operating, training, distribution and administrative functions in our corporate and division offices and distribution centers, and the remainder are engaged in store operations.

Executive Officers of the Company

Name	Age	Position
Sam Wyly	65	Chairman of the Board of Directors
Charles J. Wyly, Jr.	66	Vice Chairman of the Board of Directors
R. Michael Rouleau	61	Chief Executive Officer
John C. Martin	50	President and Chief Operating Officer
Stephen W. Davis	32	Executive Vice President—Michaels.com
Bryan M. DeCordova	43	Executive Vice President—Chief Financial Officer
Lawrence H. Fine	46	Executive Vice President—General Merchandise Manager
Edward F. Sadler	55	Executive Vice President—Store Operations
Douglas B. Sullivan	49	Executive Vice President—Development
James F. Tucker	55	Executive Vice President—Chief Information Officer
Anthony B. D'Onofrio	45	Senior Vice President—Logistics and Distribution
Duane E. Hiemenz	46	Senior Vice President—New Business Development
James C. Neustadt	52	Senior Vice President—Advertising and Marketing

    Mr. Sam Wyly has served as Chairman of the Board since 1984. Mr. Wyly is an entrepreneur who has created and managed several public and private companies. He founded University Computing Company, which became one of the first computer utility networks and one of the first software products companies. He was a founder and, until its recent acquisition by another company, was Chairman and a director of Sterling Software, Inc., a worldwide supplier of software products. He also was Chairman of the Executive Committee and a director of Sterling Commerce, Inc., until its recent acquisition by another company, and was Chairman and a director of Scottish Annuity & Life Holdings, Ltd., a variable life insurance and reinsurance company. He was a founding partner of Maverick Capital, Ltd., a manager of equity hedge funds. Mr. Wyly is the brother of Charles J. Wyly, Jr., the Vice Chairman of the Board, and the father of Evan A. Wyly and Kelly Elliott, who also serve as directors.

    Mr. Charles J. Wyly, Jr. became a director in 1984 and Vice Chairman of the Board in 1985. He co-founded Sterling Software, Inc. in 1981 and, until its recent acquisition by another company, had served as a director and since 1984 as Vice Chairman of the Board. Mr. Wyly is a director of Scottish Annuity & Life Holdings, Ltd. Mr. Wyly served from 1964 to 1975 as an officer and director, including serving as President from 1969 to 1973, of University Computing Company. Mr. Wyly and his brother, Sam Wyly, founded Earth Resources Company, an oil refining and silver mining company, and Charles J. Wyly, Jr. served as Chairman of the Board of that company from 1968 to 1980. Mr. Wyly served as Vice Chairman of the Bonanza Steakhouse chain from 1967 to 1989 and served as a director of Sterling Commerce, Inc. from December 1995 until its recent acquisition by another company. Charles J. Wyly, Jr. is the father-in-law of Donald R. Miller, Jr., a director and Vice President—Market Development.

    Mr. Rouleau served as President from April 1997 to June 1999 and has been Chief Executive Officer since April 1996. Prior to joining us, Mr. Rouleau had served as Executive Vice President of Store Operations for Lowe's Companies, Inc. ("Lowe's") since May 1992 and in addition as President of Lowe's Contractor Yard Division since February 1995. Prior to joining Lowe's, Mr. Rouleau was a co-founder and President of Office Warehouse, which subsequently merged into Office Max.

    Mr. Martin became President and Chief Operating Officer in June 1999. From 1996 until he joined us, he served as President—Retail Stores for Office Max. Prior to being named as President—Retail Stores, he held the positions of Executive Vice President—Store Operations and Senior Vice President—Mergers & Acquisitions at Office Max during the period from 1992 to 1996.

    Mr. Davis became Executive Vice President—Michaels.com in December 1999. From 1995 until joining us, he held the positions of Senior e-Commerce Specialist and Certified e-Commerce Strategist with International Business Machines Corp. (IBM).

    Mr. DeCordova became Executive Vice President—Chief Financial Officer in March 1997. From 1990 until joining us, he served as Vice President of Finance and Chief Financial Officer, and from May 1991 also as Treasurer for Duckwall-ALCO Stores, Inc.

    Mr. Fine became Executive Vice President—General Merchandise Manager in December 1996. From 1995 until joining us, he was Senior Vice President of Merchandising for Party City Corp. Prior to Party City, he held a variety of merchandising positions with the Jamesway Corporation for nearly 16 years.

    Mr. Sadler became Executive Vice President—Store Operations in October 1999. From June 1995 until joining us, he was Regional Vice President and subsequently Senior Vice President—Stores of Caldor. Prior to Caldor, Mr. Sadler served with the Target Stores division of Dayton Hudson Corporation for 19 years, most recently as Vice President—Store Operations.

    Mr. Sullivan became Executive Vice President—Development in April 1997. He joined Michaels in 1987 and has served in a variety of capacities, overseeing the Company's store operations, distribution, store opening, real estate, legal and personnel functions, including serving as President from August 1995 to April 1997. Prior to joining us, Mr. Sullivan had served with Family Dollar Stores, Inc. for 11 years, most recently as Vice President—Real Estate.

    Mr. Tucker became Executive Vice President—Chief Information Officer in June 1997. From 1994 until joining us, Mr. Tucker held the positions of Vice President of MIS and subsequently Senior Vice President and Chief Information Officer for Shopko Stores, Inc. Prior to 1994, Mr. Tucker held the position of Vice President—Management Information Services for Trans World Music Corp.

    Mr. D'Onofrio joined us as Senior Vice President—Logistics and Distribution in August 1999. From 1997 until joining us, he was Vice President—Operations and Engineering for MERCK. Prior to MERCK, he held a variety of distribution and logistics positions with the Pepsi-Cola Company for 16 years, most recently as Senior Director of Technology, Product and Process Development.

    Mr. Hiemenz became Senior Vice President—New Business Development in October 1999, after joining us as a Zone Vice President in July 1996 and serving as Executive Vice President—Store Operations from August 1996 to October 1999. Prior to joining Michaels, Mr. Hiemenz had served with Lowe's for 9 years, most recently as a Regional Vice President since 1992.

    Mr. Neustadt joined us as Senior Vice President—Advertising and Marketing in June 1998. From 1994 until joining us, Mr. Neustadt was Vice President—Advertising for Lowe's. Prior to Lowe's, he held a variety of advertising and marketing positions with Montgomery Ward, Handy Andy and Payless Cashways, Inc.

ITEM 2. Properties.

    We lease all the sites for our Michaels and Aaron Brothers stores, with lease terms generally ranging from five to 10 years. The base rental rates generally range from $85,000 to $300,000 per year. Rental expense for our Michaels stores open for the full 12-month period of fiscal 1999 averaged $189,000, and rental expense for our Aaron Brothers stores open for the full 12-month period averaged $107,000. The leases are generally renewable, with increases in lease rental rates. Lessors have made leasehold improvements to prepare our stores for opening under a majority of our existing leases. As of January 29, 2000, we had signed 58 leases for Michaels stores and 6 leases for Aaron Brothers stores that we plan to open in fiscal 2000.

    We lease a 429,000 square foot building at the Alliance Airport in Tarrant County, Texas, a 431,000 square foot building in Lancaster, California, 421,000 square feet of space in Lexington, Kentucky, and a 500,000 square foot building in Jacksonville, Florida, for use as distribution centers. Aaron Brothers leases a 126,000 square foot building in City of Commerce, California, for use as a distribution center and office facility. Our manufacturing division leases an additional 109,000 square feet of space for use as a manufacturing plant and custom framing regional processing centers. We also lease 143,000 square feet of space for our corporate headquarters in Irving, Texas and a 35,000 square foot building in Grand Prairie, Texas for a processing center.

    The following table indicates the number of our stores located in each state or province as of April 20, 2000:

State/Province	Number of Stores
Alabama	7
Alaska	2
Alberta	3
Arizona	25	*
Arkansas	3
British Columbia	1
California	161	*
Colorado	10
Connecticut	5
Delaware	1
Florida	34
Georgia	22
Idaho	2
Illinois	25
Indiana	12
Iowa	6
Kansas	5
Kentucky	5
Louisiana	7
Maine	2
Maryland	15
Massachusetts	12
Michigan	19
Minnesota	11
Mississippi	3
Missouri	10
Montana	2
Nebraska	2
Nevada	9	*
New Hampshire	4
New Jersey	11
New Mexico	2
New York	17
North Carolina	18
North Dakota	1
Ohio	24
Oklahoma	7
Ontario	16
Oregon	15	*
Pennsylvania	19
Puerto Rico	3
Rhode Island	1
South Carolina	5
South Dakota	1
Tennessee	10
Texas	45	*
Utah	6
Vermont	1
Virginia	20
Washington	21	*
West Virginia	2
Wisconsin	7

Total	677

*
Of the store counts indicated in Arizona, California, Nevada, Oregon, Texas and Washington, Aaron Brothers accounts for 7, 75, 4, 4, 1 and 5 stores, respectively.

ITEM 3. Legal Proceedings.

    We are a defendant from time to time in lawsuits incidental to our business. Based on currently available information, we believe that resolution of all known contingencies is uncertain, and there can be no assurance that future costs related to such litigation would not be material to our financial position or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders.

    We did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Shareholder Matters.

Market Information

    Our Common Stock is listed on The NASDAQ Stock Market under the ticker symbol "MIKE."

    The following table sets forth the high and low sale prices of our Common Stock for each quarterly period within the two most recent fiscal years.

Fiscal 1999	High		Low
First	$27	1/2	$16
Second	32	1/2	21
Third	34	5/16	26	1/2
Fourth	35	7/8	25	3/8
Fiscal 1998	High		Low
First	$39	59/64	$28	5/8
Second	38	1/4	27	1/2
Third	33	5/8	16	3/4
Fourth	22	3/4	15	1/2

Holders

    As of April 17, 2000, there were approximately 650 holders of record of our Common Stock.

Dividends

    Our present plan is to retain earnings for the foreseeable future for use in our business and the financing of our growth. We did not pay any dividends on our Common Stock during fiscal 1998 and 1999.

Stockholder Proposals for 2000 Annual Meeting

    Our annual stockholders meeting is scheduled for September 13, 2000. Proposals of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the annual meeting must be received at our principal executive office no later than June 2, 2000. The deadline for providing timely notice of matters that stockholders otherwise desire to introduce at the annual meeting is July 2, 2000.

ITEM 6. Selected Financial Data.

	Fiscal Year
	1999	1998	1997	1996(1)(2)	1995(3)
	(In thousands except per share and store data)
Results of Operations:
Net sales	$1,882,522	$1,573,965	$1,456,524	$1,378,277	$1,294,886
Operating income (loss)	124,172	89,112	68,942	(20,987)	(15,046)
Net income (loss)	62,301	43,601	30,077	(31,233)	(20,417)
Diluted earnings (loss) per common share	2.01	1.43	1.05	(1.35)	(0.96)
Balance Sheet Data:
Cash and equivalents	$77,398	$96,124	$162,283	$59,069	$2,870
Merchandise inventories	615,065	501,239	385,580	351,208	366,102
Total current assets	722,987	621,928	573,183	437,543	416,292
Total assets	1,096,703	962,650	908,494	784,435	739,780
Working capital	452,011	391,227	358,691	239,812	228,983
Long-term debt	224,635	230,896	234,889	238,608	187,748
Total liabilities	529,905	481,671	466,583	451,633	403,827
Stockholders' equity	566,798	480,979	441,911	332,802	335,953
Other Financial Data:
Cash flow from operating activities	$60,770	$6,038	$77,907	$29,749	$9,248
EBITDA(4)	184,252	143,253	117,589	21,694	12,930
Stores Open at End of Period:
Michaels	559	496	452	453	442
Aaron Brothers	95	78	74	72	68

(1)
Fiscal 1996 was a 53-week fiscal year; all other years were 52-week fiscal years.

(2)
Operating income in fiscal 1996 includes effect of an unusual pre-tax charge of $41.2 million for costs associated with a sale to liquidate merchandise that was eliminated following store resets, markdowns on discontinued furniture and other home decor merchandise, and reserves for the closure of four stores and the write-down of leasehold improvements in three stores.

(3)
Operating income in fiscal 1995 includes effect of an unusual pre-tax charge of $64.4 million for costs primarily associated with an inventory reduction program.

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in those forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, and particularly in "Risk Factors."

Overview

    We are the largest national specialty retailer providing materials, ideas and education for creative activities. We operate 559 Michaels stores in 47 states, as well as Canada and Puerto Rico, which offer products for the do-it-yourself home decorator, art supplies and craft supplies. We also operate 95 Aaron Brothers stores, primarily on the West Coast, which offer photo frames, a full line of ready-made frames, custom framing services and a wide selection of art supplies.

    During the early 1990s, we embarked on an aggressive national expansion program. By 1995, we had tripled our store base to over 500 stores through new store openings and acquisitions, accomplishing our goal of becoming the nation's largest specialty retailer in our industry. However, as a result of the lack of adequate information systems and infrastructure to support our rapid growth, our financial results began to weaken. In 1996, we hired Michael Rouleau, our Chief Executive Officer, who has focused on increasing the profitability of our existing stores by implementing a variety of operating initiatives. These initiatives included strengthening the quality and depth of our management team, installing POS systems chainwide to record item-level sales, increasing the number of SKUs replenished from our distribution centers, standardizing our merchandise assortments across our store base and eliminating non-core merchandise.

    During 1997, we continued to focus on key initiatives, including increasing the number of SKUs replenished and shipped from our distribution centers to our stores, testing a new store prototype and store opening process, and improving merchandising in our stores. With the success of these initiatives, we accelerated our new store opening strategy in 1998 and 1999, opening 50 Michaels stores and 5 Aaron Brothers stores in 1998, and 69 Michaels stores and 17 Aaron Brothers stores in 1999. Included in our 1999 Michaels store openings are 15 stores for which we acquired the leases from MJDesigns, Inc.

    We plan to continue our aggressive store opening strategy by opening 73 Michaels stores in fiscal 2000, and 75 to 100 Michaels stores in each of the subsequent three years. We plan to open 25 Aaron Brothers stores in fiscal 2000, and 35 to 50 Aaron Brothers stores in each of the subsequent three years. We expect to spend on average $508,000 in capital expenditures, $107,000 in pre-opening costs and $640,000 in net inventory for a new Michaels store and $302,000 in capital expenditures, $20,000 in pre-opening costs and $135,000 in net inventory for a new Aaron Brothers store. All pre-opening costs are expensed as incurred.

    In addition to new store openings, we continued to pursue a store relocation program to improve the quality and performance of our existing store base. During 1998 and 1999, we relocated 14 and 26 Michaels stores, respectively, and 5 and 6 Aaron Brothers stores, respectively. We plan to relocate 25 Michaels stores and 5 Aaron Brothers stores during fiscal 2000. During 1998 and 1999, we closed 6 and 6 Michaels stores, respectively, and 1 and no Aaron Brothers stores, respectively. We plan to close 8 Michaels stores and no Aaron Brothers stores during fiscal 2000.

    Our fiscal year includes 52 or 53 weeks and ends on the Saturday closest to January 31. Fiscal 1999, fiscal 1998 and fiscal 1997 had 52 weeks. For purposes of calculating comparable store sales, a store is deemed to become comparable in its 14th full month of operations in order to eliminate grand opening sales distortions.

Results of Operations

    The following table sets forth the percentage relationship to net sales of each line item of our consolidated statements of income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

	Fiscal Year
	1999	1998	1997
Net sales	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	66.1	66.8	67.9

Gross margin	33.9	33.2	32.1
Selling, general and administrative expense	26.7	27.0	27.2
Store pre-opening costs	0.6	0.5	0.2

Operating income	6.6	5.7	4.7
Interest expense	1.2	1.4	1.6
Other (income) and expense, net	(0.1)	(0.2)	(0.2)
Litigation settlement	0.1	0.0	0.0

Income before income taxes	5.4	4.5	3.3
Provision for income taxes	2.1	1.7	1.2

Net income	3.3%	2.8%	2.1%

  Fiscal 1999 Compared to Fiscal 1998

    Net sales in the fiscal year ended January 29, 2000 ("1999") increased $308.5 million, or 20%, over the fiscal year ended January 30, 1999 ("1998"). The results for 1999 included sales from 69 Michaels and 17 Aaron Brothers stores that were opened during the year, more than offsetting lost sales from 6 Michaels and no Aaron Brothers store closures. Sales at the new stores (net of closures) during 1999 accounted for $198.9 million of the increase in net sales. Same-store sales increased 7% in 1999 compared to 1998, which contributed $109.6 million to the net sales increase. The improvement in same-store sales was due to a strong performance in our core categories of framing, general crafts, art supplies, floral, ribbon, home decor and books as well as substantial increases in the seasonal product categories.

    Cost of sales and occupancy expense, as a percentage of net sales, for 1999 was 66.1%, a decrease of 0.7% compared to 1998. This decrease was primarily attributable to improved initial markup on inventories and improvements in the margins associated with fourth quarter promotional activities and better margins on season end clearance merchandise. This decrease was partially offset by larger investments in information systems infrastructure and higher occupancy costs associated with new and relocated stores.

    Selling, general and administrative expense, as a percentage of net sales, decreased by 0.3% in 1999 compared to 1998. This decrease resulted from improved expense leverage in store payroll and related expenses, partially offset by higher bank fees associated with an increase in the percentage of sales via credit card.

    Store pre-opening costs, as a percentage of net sales, increased by 0.1% in 1999 compared to 1998, as we opened or relocated 95 Michaels and 23 Aaron Brothers stores compared to 64 Michaels and 10 Aaron Brothers stores in the prior year.

    Operating income, as a percentage of net sales, increased by 0.9% in 1999 compared to 1998. This improvement represented a 39% increase over the prior year, on a 20% increase in net sales, to $124.2 million compared to $89.1 million in the prior year.

    Interest expense (net of interest income), as a percentage of net sales, decreased by 0.1% for 1999 compared to 1998. This decrease resulted from a leveraging of interest expense on expanded sales, partially offset by lower invested cash balances in 1999 compared to 1998.

    On August 5, 1999, we reached an agreement to settle certain outstanding litigation and, accordingly, we recorded a $1.5 million charge in the second quarter to reflect the terms of the agreement. The court approved the settlement on October 19, 1999. Including the litigation settlement charge, net income in 1999 was $62.3 million, or $2.01 per share. Excluding the litigation settlement charge, net income in 1999 increased 45% from the prior year to $63.2 million compared to $43.6 million in 1998, and diluted earnings per share was $2.03 per share compared to $1.43 per share in the prior year.

  Fiscal 1998 Compared to Fiscal 1997

    Net sales in 1998 increased $117.4 million, or 8%, over the fiscal year ended January 31, 1998 ("1997"). The results for 1998 included sales from 50 Michaels and 5 Aaron Brothers stores that were opened during the year, more than offsetting lost sales from 6 Michaels and 1 Aaron Brothers store closures. Same-store sales increased 1% in 1998. The improvement in same-store sales was due to a good performance in memory books, wood, beads, candles, art, books and yarn, more than offsetting the performance in apparel crafts, seasonal, needlecrafts and ribbon.

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

    Store pre-opening costs, as a percentage of net sales, increased by 0.3% in 1998 compared to 1997, as we opened or relocated 64 Michaels and 10 Aaron Brothers stores in 1998 compared to 23 Michaels and 4 Aaron Brothers stores in the prior year.

    Interest expense, as a percentage of net sales, was 1.4% for 1998, a decrease of 0.2% compared to the prior year. This decrease was a result of leveraging the fixed interest costs over a larger sales base.

Liquidity and Capital Resources

    We require cash principally to finance capital investment and inventory for new, relocated and expanded stores, and seasonal working capital. We opened 55 stores in 1998 and 86 in 1999, relocated 19 stores in 1998 and 32 stores in 1999, and expanded 4 stores in 1998 and 3 stores in 1999. In recent years, we have financed our operations and new store openings primarily with cash from operations, borrowings under our credit facility, the issuance of our senior notes and Common Stock, lease financing and proceeds from the exercise of outstanding stock options.

    We currently estimate that our capital expenditures will be approximately $110 million in fiscal 2000. We anticipate spending approximately $45 million to open 73 new Michaels and 25 new Aaron Brothers stores; $30 million for improvements in existing stores; $14 million on information systems and distribution center projects; $7 million on Michaels.com infrastructure; and $14 million for various other capital investment activities. We expect to spend on average approximately $1,255,000, including $640,000 in net inventory and $107,000 of pre-opening costs, to open a new Michaels store and $457,000, including $135,000 in net inventory and $20,000 of pre-opening costs, to open a new Aaron Brothers store. We anticipate that our new Michaels and Aaron Brothers stores will become profitable within the first 12 months of operation. We believe that our cash flow from operations, proceeds from the exercise of stock options and amounts available under our bank credit facility will be sufficient to fund anticipated capital expenditures and working capital requirements through fiscal 2000.

    On July 14, 1999, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our Common Stock. During 1999, we repurchased 364,000 shares for an aggregate purchase price of $11.5 million. We plan to continue our share repurchase program provided that market prices of our Common Stock make it advantageous for us to do so. We are restricted by regulations of the Securities and Exchange Commission from making repurchases during specified time periods. Finally, under the agreements governing our outstanding indebtedness, we can only repurchase shares if specified financial ratios are maintained. As a result, we cannot assure you that we will repurchase any additional shares under our share repurchase program.

    Proceeds from the exercise of outstanding stock options have served as a source of cash for us, and we expect to receive proceeds from the exercise of outstanding stock options in the future. For 1999, proceeds from the exercise of stock options were $28.8 million. During 1998, proceeds from the exercise of stock options were $7.1 million.

    In October 1997, we began issuing Common Stock through our Dividend Reinvestment and Stock Purchase Plan. The plan provides owners of shares of Common Stock with a convenient and economical method to purchase our Common Stock. The plan also provides us with a cost efficient and flexible mechanism to raise equity capital. During 1999, we issued 982 shares through the plan, generating $27,000 in proceeds. During 1998, we issued 178,730 shares through the plan, generating $6.2 million of proceeds.

    Our net cash provided by operating activities in 1999 was $60.8 million as compared to $6.0 million in 1998. This increase was primarily due to increased profitability before depreciation and amortization.

    Our net cash used in investing activities in 1999 was $90.8 million as compared to $59.6 million during 1998. Our cash used in investment activities resulted from opening 69 Michaels and 17 Aaron Brothers stores and relocating 26 Michaels and 6 Aaron Brothers stores during 1999. Capital expenditures for the newly opened stores were approximately $58.5 million, with additional capital expenditures of approximately $32.4 million related to existing stores and information systems enhancements. During 1998, we opened 50 Michaels and 5 Aaron Brothers stores and relocated 14 Michaels and 5 Aaron Brothers stores. Capital expenditures for the newly opened stores were approximately $39.9 million during 1998.

    Our net cash provided by financing activities for 1999 was $11.3 million as compared to net cash used of $12.6 million in 1998. The increase was primarily the result of an increase in proceeds from the exercise of stock options. During 1999, we received $28.8 million resulting from the exercise of stock options covering 1,857,336 shares of our Common Stock, as compared to $7.1 million resulting from the exercise of stock options covering 494,122 shares during 1998. The increase in net cash provided by financing activities was also the result of a decrease in the amount of share repurchases during 1999. During 1999, we repurchased 364,000 shares for an aggregate purchase price of $11.5 million as compared to 1,145,000 shares for an aggregate purchase price of $20.4 million during 1998.

    Our bank credit facility (the "Credit Agreement") provides for an unsecured revolving line of credit of $100 million, which may be increased to $125 million under specific conditions. The Credit Agreement contains certain financial covenants, including those relating to the ratio of funded debt to total capital, a fixed charge coverage ratio and a capital expenditure limitation. Interest on all borrowings is determined based upon the type of borrowing and our fixed charge coverage ratio. The interest rate on the Credit Agreement is generally (a) the higher of (i) an annual rate of interest announced from time to time by Fleet National Bank (formerly BankBoston, N.A.) or (ii) one-half of one percent (1/2%) above the Federal Funds Effective Rate or (b) the Eurodollar Rate as defined by the Credit Agreement. The Company is required to pay a facility fee from .2% to .3% per annum on the unused portion of the revolving line of credit. We are in compliance with all terms and conditions of the Credit Agreement. Borrowings under the Credit Agreement are available through August 2001. No borrowings were outstanding under the Credit

Agreement at January 29, 2000 or at January 30, 1999, and borrowings were outstanding for 121 days and 54 days during our peak season of seasonal inventory buildup during 1999 and 1998, respectively.

Seasonality

    Our business is highly seasonal, with higher sales in the third and fourth quarters. Historically, the fourth quarter, which includes the Christmas selling season, has accounted for approximately 36% of our sales and (excluding 1995 and 1996) approximately 60% of our operating income.

Risk Factors

  Our Growth Depends on Our Ability to Open New Stores

    Our key business strategy is to expand our base of Michaels and Aaron Brothers stores. If we were unable to implement this strategy, our ability to increase our sales and profitability would be impaired significantly. To the extent that we are unable to open new stores, our sales growth would come only from increases in comparable store sales. Growth in profitability in that case would depend on our ability to reduce our costs as a percentage of our sales. We may be unable to implement our strategy if we cannot identify suitable sites for additional stores, negotiate acceptable leases, access sufficient capital to support store growth or hire and train a sufficient number of employees.

  Our Success Will Depend on How Well We Manage Our Growth

    Even if we are able to implement, to a significant degree, our key business strategy of expanding our store base, we may experience problems, which may prevent any significant increase in profitability. For example:

  •
  the costs of opening and operating new stores may offset the increased sales generated by the additional stores;

  •
  the closure of unsuccessful stores may result in the retention of liability for expensive leases;

  •
  a significant portion of our management's time and energy will be consumed which may possibly result in deterioration of our operating results;

  •
  our expansion may outpace our planned technological advances with the consequent possibility of breakdowns in our supply chain management and increased weaknesses in our operational controls;

  •
  we may be unable to hire and train qualified managers and other employees;

  •
  our suppliers may be unable to meet the increased demand of additional stores; and

  •
  we may be unable to expand our existing distribution centers and find suitable locations for new distribution centers or employ third-party distribution processing services to provide merchandise for sale by our new stores.

  We May Fail to Anticipate Customer Demands

    Our success depends on our ability to anticipate and respond in a timely manner to changing customer demand and preferences for products and supplies used in creative activities. If we misjudge the market, we may significantly overstock unpopular products and be forced to take significant inventory markdowns, which would have a negative impact on our operating results. Conversely, shortages of key items could have a material adverse effect on our operating results.

  Our Suppliers May Fail Us

    Many of our suppliers are small and undercapitalized firms who produce a limited number of items. Given their limited resources, these firms are susceptible to production difficulties, quality control issues and problems in delivering agreed-upon quantities on schedule. We cannot assure you that we would be able, if necessary, to return product to these suppliers and obtain refunds of our purchase price or obtain reimbursement or indemnification from them if their products prove defective. These suppliers may be unable to withstand a downturn in economic conditions. Significant failures on the part of our key suppliers could have a material adverse effect on our operating results.

    In addition, many of these suppliers require extensive advance notice of our requirements in order to produce products in the quantities we desire. This long lead time requires us to place orders far in advance of the time when certain products will be offered for sale, exposing us to shifts in demand.

  Risks Relating to Foreign Suppliers

    We rely to a significant extent on foreign manufacturers of various products that we sell. This reliance increases the risk that we will not have adequate and timely supplies of various products due to local political or economic conditions, transportation delays, restrictive actions by foreign governments or United States law and regulation affecting imports. Reliance on foreign manufacturers also increases our exposure to fluctuations in exchange rates and trade infringement claims and reduces our ability to return product for whatever reason.

    A significant portion of our inventory is manufactured in the People's Republic of China. Under its current leadership, China has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. No assurance can be given, however, that China will continue to pursue such policies, that such policies will be successful if pursued or that such policies will not be significantly altered from time to time. China's exports to the United States currently receive the same preferential tariff treatment accorded goods from countries granted "normal trade relations" status. However, preferential tariff treatment for countries with nonmarket economies, including China, is granted one year at a time, and such treatment is renewed only upon the President's recommendation to Congress that the objectives of U.S. trade law will be served by extending preferential treatment for another year. The annual renewal of China's normal trade relations status has been a contentious political issue for several years. If China lost normal trade relations status, the import duty on goods manufactured in China and entering the United States would increase dramatically. Furthermore, China may be subject to retaliatory trade restrictions imposed by the United States under various provisions of the Trade Act of 1974. The imposition by the United States of increased tariffs, trade sanctions and subsequent actions by China would result in manufacturing and distribution disruptions or higher costs to us, which would adversely affect our operating results.

  Our Information Systems May Prove Inadequate

    We depend on our management information systems for many aspects of our business. We will be materially adversely affected if our management information systems are disrupted or we are unable to improve, upgrade and expand our systems. In addition, we are in the process of upgrading our information systems to provide us with perpetual inventory and automatic replenishment capabilities, which we believe are extremely important in the management of a chain of hundreds of stores offering tens of thousands of SKUs. Delays in bringing these new capabilities on line, or disruptions from an imperfect introduction of these new capabilities, could have a material adverse effect on our financial condition and operating results.

  A Weak Fourth Quarter Would Adversely Affect Our Operating Results

    Our business is highly seasonal. Our inventories and short-term financing rise in the second and third quarters as we prepare for our peak selling season in the third and fourth quarters. Our most important quarter in terms of sales and profitability historically has been the fourth quarter. If for any reason our fourth quarter results were substantially below expectations, our operating results for the full year would be materially adversely affected, we could have substantial excess inventory, especially in seasonal merchandise that is difficult to liquidate, and the market price of our common stock probably would decline.

  Improvements to Our Supply Chain May Not Be Fully Successful

    An important part of our efforts to achieve efficiencies, cost reductions and sales growth is the identification and implementation of improvements to our supply chain, including merchandise ordering, transportation and receipt processing. Any failure to take full advantage of supply chain opportunities could have a material adverse affect on our operating results.

  Competition Could Negatively Impact Our Operations

    Competition is intense in the retail arts and crafts industry. This competition could result in the reduction of our prices and our loss of market share. We must remain competitive in the areas of quality, price, selection and convenience. Our primary competition is comprised of specialty arts and crafts retailers. Our competitors include Hobby Lobby, A.C. Moore Arts & Crafts, Inc., Jo-Ann etc. (operated by Jo-Ann Stores, Inc.) and Garden Ridge Corporation. We also compete with mass merchants that dedicate a portion of their selling space to a limited selection of craft supplies and seasonal and holiday merchandise, regional chains and local merchants. Some of our competitors, particularly the mass merchants, are larger and have greater financial resources than we do. In addition, alternative methods of selling crafts, such as over the Internet, could result in additional competitors in the future. Furthermore, we ultimately compete with alternative sources of entertainment and leisure for our customers.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

    The Company invests cash balances in excess of operating requirements primarily in money market mutual funds and in short-term interest-bearing securities, generally with maturities of 90 days or less. The fair value of our cash and short-term investment portfolio at January 29, 2000, approximated carrying value. The interest rates on our revolving line of credit are repriced frequently, at market rates, which would result in carrying amounts that approximate fair value. We had no borrowings outstanding under the line of credit at January 29, 2000. We believe that the effect, if any, of possible near-term changes in interest rates on our financial position, results of operations and cash flows would not be material. The fair value of our Senior Notes and Convertible Subordinated Notes ("Long-Term Debt") was estimated to be $223.3 million at January 29, 2000, which was $1.4 million greater than carrying value. Generally, the fair value of our fixed interest rate Long-Term Debt will increase as interest rates fall and decrease as interest rates rise. Market risk was estimated as the potential increase in the fair value resulting from a hypothetical 10% decrease in the interest rates used by the dealers to quote the fair value of our Long-Term Debt at January 29, 2000, which would result in an increase in fair value of approximately $8.4 million. (See Notes to Consolidated Financial Statements, Note 3—Debt).

    The table below presents principal cash flows and related weighted average interest rates of our Long-Term Debt at January 29, 2000, by year of maturity (dollars in thousands):

	Fiscal Year
	2000	2001	2002	2003	2004	Thereafter
Long-Term Debt retired	—	—	$96,940	—	—	$125,000
Weighted average interest rate	9.1%	9.1%	9.1%	10.9%	10.9%	10.9%

ITEM 8. Financial Statements and Supplementary Data.

    The information called for by this item is included in "Item 14—Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.

    There were no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended January 29, 2000.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

Board of Directors of the Company

    The Board of Directors (the "Board") is presently comprised of ten members. The Board is divided into three classes, with each of two classes consisting of three directors and one class consisting of four directors. Members of each class of directors generally serve for a term of three years. Directors serve until the Annual Meeting of Stockholders in the year in which their term expires or until a successor is elected and qualified. The following sets forth information as to each of the directors of the Company, including their ages, present principal occupations, other business experiences during the last five years, membership on committees of the Board and directorships in other publicly-held companies.

Name	Age	Position	Year Term Expires
Sam Wyly(1)	65	Chairman of the Board of Directors	2000
Michael C. French	57	Director	2000
Donald R. Miller, Jr.	45	Director and Vice President—Market Development	2000
Richard C. Marcus(2)	61	Director	2000
Charles J. Wyly, Jr.(1)	66	Vice Chairman of the Board of Directors	2001
Richard E. Hanlon(2)(3)	52	Director	2001
Kelly Elliott	27	Director	2001
F. Jay Taylor(2)(3)	76	Director	2002
Elizabeth A. VanStory	37	Director	2002
Evan A. Wyly	38	Director	2002

(1)
Member of the Executive Committee and the Compensation Committee.

(2)
Member of the Audit Committee.

(3)
Member of the Key Employee Stock Compensation Program Committee, the 1992 Non-Statutory Plan Committee, the 1994 Non-Statutory Plan Committee, the 1997 Stock Option Committee, and an alternate on the Compensation Committee.

    Information concerning the business experience of each of Mr. Sam Wyly and Mr. Charles J. Wyly, Jr. is provided under the caption "Executive Officers of the Company" beginning at page 9.

    Mr. French has served as a director of the Company since September 1992. He has served as Chief Executive Officer, and a director of Scottish Annuity & Life Holdings, Ltd., a variable life insurance and reinsurance company, since May 1998. Mr. French was a director of Sterling Software, Inc. from July 1992, until its recent acquisition by another company. Mr. French is also a consultant to the international law firm of Jones, Day, Reavis & Pogue. Mr. French was a partner with the law firm of Jackson Walker L.L.P. from 1976 through 1995.

    Mr. Miller is a charter employee of the Company and has served as Vice President—Market Development since November 1990 and as a director since September 1992. From September 1984 to November 1990 he was Director of Real Estate. Prior to joining the Company, Mr. Miller served in various real estate positions with the Bonanza Steakhouse chain and Peoples Restaurants. Mr. Miller served as a director of Sterling Software, Inc. from September 1993 until its recent acquisition by another company. Mr. Miller is the son-in-law of Mr. Charles J. Wyly, Jr.

    Mr. Hanlon became a director of the Company in April 1990. Since February 1995, Mr. Hanlon has been Vice President—Investor Relations of America Online, Inc., a provider of Internet online services. From March 1993 until February 1995, Mr. Hanlon was President of Hanlon & Co., a consulting firm, and from 1988 until 1993 was Vice President—Corporate Communications and Secretary of LEGENT Corporation.

    Ms. Elliott is an artist and crafter and has served as a director of the Company since December 1997. In 1995, she founded Wyly Works, Inc., a specialty designer and producer of unique paintings, hand-painted ceramics and greeting cards. She has been a professional artist since 1991.

    Mr. Marcus became a director of Michaels in July 1999. Since January 1997, Mr. Marcus has served as Senior Advisor to Peter J. Solomon Company, an investment banking company. From December 1994 through December 1995, Mr. Marcus served as Chief Executive Officer of Plaid Clothing Group, a manufacturer of men's tailored clothing. He is currently on the boards of directors of XcelleNet, Inc., Zale Corporation, Waterworks, Inc., Fashionmall.com and GiftCertificates.com, and on the advisory boards of Tavalo.com and Guild.com. Prior to these activities, Mr. Marcus was with Neiman Marcus for 27 years and served as Chairman and Chief Executive Officer from 1979 through 1988.

    Dr. Taylor became a director of the Company in June 1989. Dr. Taylor was President of Louisiana Tech University from 1962 until 1987, and he has served as President-Emeritus of Louisiana Tech since 1987. Dr. Taylor also served as a director of Illinois Central Railroad Corporation from 1992 until 1999, currently serves as a director of Pizza Inn, Inc. and performs mediation and arbitration services as a member of the American Arbitration Association and the Federal Mediation and Conciliation Service.

    Ms. VanStory became a director of Michaels in July 1999. Since June 1999, she has served as President of iMotors.com. From 1997 to June 1999, Ms. VanStory was Vice President of OfficeDepot.com, a division of Office Depot, Inc. From 1995 to 1997, she served as Vice President and General Manager of New Media for The Weather Channel. Ms. VanStory began her career in interactive media as Director of Marketing for Bell Atlantic Video Services, where she served from 1992 to 1995. From 1988 to 1992, she held several marketing positions with MCI Telecommunications Corporation. Ms. VanStory was previously a director of shop.org, an online retailing association.

    Mr. Evan A. Wyly has served as a director of the Company since September 1992. Mr. Wyly is a founder and Managing Partner of Maverick Capital, Ltd., a manager of equity hedge funds. Mr. Wyly, until the recent acquisition of these companies by other companies, was also a director of Sterling Commerce, Inc. and Sterling Software, Inc.

Executive Officers of the Company

    The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers of the Company" in Item 1 of this report, which information is incorporated in this Item 10 by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") requires the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it with respect to fiscal 1999, or written representations from certain reporting persons, the Company believes that none of its officers and directors and persons who own more than 10% of a registered class of the Company's equity securities have failed to file on a timely basis reports required by Section 16(a) of the Exchange Act.

ITEM 11. Executive Compensation.

Summary Compensation Table

    The following table sets forth certain information regarding compensation paid or accrued by the Company to the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers, employed by the Company at the end of the fiscal year, based on salary and bonus earned during fiscal 1999, and the Vice Chairman of the Board of Directors (the "Named Executives").

							Long-Term Compensation
		Annual Compensation					Awards		Payouts
Name and Principle Position	Fiscal Year	Salary($)		Bonus($)	Other Annual Compensation ($)		Restricted Stock Awards	Securities Underlying Options/ SARs(#)(1)	LTIP Payouts ($)	All Other Compensation ($)
R. Michael Rouleau, Chief Executive Officer	1999 1998 1997	531,924 512,698 500,000		309,004 250,000 300,000	— 54,634 —	(3)	— — —	100,000 100,000 400,000	— — —	52,440 22,342 22,335	(2) (2) (2)
Sam Wyly, Chairman of the Board of Directors	1999 1998 1997	450,000 450,000 450,000		— — —	— — —		— — —	400,000 — 1,200,000	— — —	— — —
Charles J. Wyly, Jr., Vice Chairman of the Board of Directors	1999 1998 1997	225,000 225,000 225,000		— — —	— — —		— — —	200,000 — 600,000	— — —	— — —
John C. Martin, President and Chief Operating Officer	1999	259,616	(4)	270,000	—			450,000		168,411	(5)
Douglas B. Sullivan, Executive Vice President—Development	1999 1998 1997	299,988 299,988 300,000		150,000 120,000 150,000	— — —		— — —	25,000 25,000 —	— — —	34,478 23,616 23,902	(6) (6) (6)
James F. Tucker, Executive Vice President—CIO	1999 1998 1997	238,731 230,712 142,789	(8)	115,875 90,000 105,000	— — —			25,000 25,000 100,000		7,827 72,793 97,934	(7) (7) (7)

(1)
Options to acquire shares of Common Stock.

(2)
The amounts shown includes (i) life insurance premiums paid by the Company in the amount of $28,940, $20,130 and $20,181 in fiscal years 1999, 1998 and 1997, respectively, (ii) annual matching contributions paid by the Company for Mr. Rouleau's account pursuant to the Company's Deferred Compensation Plan in the amount of $18,500 in fiscal 1999 and (iii) annual matching contributions paid by the Company for Mr. Rouleau's account pursuant to the Company's 401(k) Plan in the amount of $5,000, $2,212 and $2,154 in fiscal years 1999, 1998 and 1997, respectively.

(3)
Includes an automobile paid for by the Company for Mr. Rouleau in the amount of $52,933.

(4)
Mr. Martin joined the Company on June 28, 1999.

(5)
Includes $166,917 in relocation expenses paid by the Company.

(6)
The amounts shown includes (i) life insurance premiums paid by the Company in the amount of $21,870, $21,291 and $21,437 in fiscal years 1999, 1998 and 1997, respectively, (ii) annual matching contributions paid by the Company for Mr. Sullivan's account pursuant to the Company's Deferred Compensation Plan in the amount of $7,608 in fiscal 1999 and (iii) annual matching contributions paid by the Company for Mr. Sullivan's account pursuant to the Company's 401(k) Plan in the amount of $5,000, $2,325 and $2,077 in fiscal years 1999, 1998 and 1997, respectively.

(7)
The amounts shown includes (i) annual matching contributions paid by the Company for Mr. Tucker's account pursuant to the Company's Deferred Compensation Plan in the amount of $1,846 in fiscal 1999, (ii) annual matching contributions paid by the Company for Mr. Tucker's account pursuant to the Company's 401(k) Plan in the amount of $5,000 and $3,922 in fiscal years 1999 and 1998, respectively, and (iii) relocation expenses paid for by the company in the amount of $68,871 and $97,934 in fiscal years 1998 and 1997, respectively.

(8)
Mr. Tucker joined the Company on June 8, 1997.

Option Grants During 1999 Fiscal Year

    The following table provides information related to options granted to the Named Executives during fiscal year 1999.

Individual Grants						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
Name	Number of Securities Underlying Options/SARs Granted(#)(2)		% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)(3)	Expiration Date	5%($)	10%($)
R. Michael Rouleau	100,000	(4)	3.87	29.125	7/29/04	804,670	1,778,110
Sam Wyly	400,000	(5)	15.46	17.906	2/29/04	1,978,867	4,372,778
Charles J. Wyly, Jr.	200,000	(6)	7.73	17.906	2/29/04	989,433	2,186,389
John C. Martin	450,000	(7)	17.40	22.625	5/1/04	2,812,892	6,215,755
Douglas B. Sullivan	25,000	(4)	0.97	29.125	7/29/04	201,168	444,528
James F. Tucker	25,000	(4)	0.97	29.125	7/29/04	201,168	444,528

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

(3)
The option exercise price may be paid in shares of Common Stock owned by the Named Executives, in cash, or in any other form of valid consideration or a combination of any of the foregoing, in some cases as determined by the Board of Directors or the Committees of the Board of Directors administering the various stock option plans, in their discretion. The exercise price of each option was equal to the fair market value of the Common Stock on the date of grant.

(4)
Stock options become exercisable with respect to 1/3 of the shares covered thereby on each of July 30, 2000, July 30, 2001 and July 30, 2002.

(5)
Stock options are exercisable immediately.

(6)
Stock options are exercisable immediately and are held by Stargate, Ltd. of which Charles J. Wyly, Jr. is the general partner.

(7)
Stock options become exercisable with respect to 1/3 of the shares covered thereby on each of May 2, 2000, May 2, 2001 and May 2, 2002.

Option Exercises During Fiscal Year 1999 and Fiscal Year-End Option Values

    The following table provides information related to options exercised by the Named Executives during fiscal year 1999 and the number and value of options held at fiscal year-end. The Company does not have any outstanding stock appreciation rights.

			Number of Securities Underlying Unexercised Options/SARs at FY-End(#)			Value of Unexercised In-the-Money Options/SARs at FY-End($)(1)
Name	Shares Acquired on Exercise(#)	Value Realized($)(2)
			Exercisable		Unexercisable	Exercisable	Unexercisable
R. Michael Rouleau	180,500	3,072,229	402,833		166,667	2,078,438	—
Sam Wyly	—	—	1,525,000		—	9,965,605	—
Charles J. Wyly, Jr.	—	—	800,000	(3)	—	5,193,740	—
John C. Martin	—	—	—		450,000	—	1,968,750
Douglas B. Sullivan	110,500	2,060,525	8,333		41,667	—	—
James F. Tucker	10,000	143,750	73,333		41,667	475,625	—

(1)
The closing price for the Company's Common Stock as reported through The NASDAQ Stock Market on January 28, 2000, the last trading day of the fiscal year 1999, was $27.00. Value is calculated on the basis of the difference between the option exercise price and $27.00 multiplied by the number of shares of Common Stock underlying the option.

(2)
Value realized is calculated based on the difference between the aggregate exercise price of the options exercised and the aggregate market value of the shares of Common Stock acquired on the date of exercise.
(3)
Unexercised stock options held by Stargate, Ltd. of which Charles J. Wyly, Jr. is the general partner.

Compensation of Directors

    Directors who are salaried employees of the Company are not compensated for their Board activities. The Company pays Sam Wyly $37,500 per month for serving as Chairman of the Board and Charles J. Wyly, Jr. $18,750 per month for serving as Vice Chairman of the Board.

    Dr. Taylor, Mr. Hanlon, Mr. Marcus and Ms. VanStory each receive an annual fee of $24,000 as members of the Board and a fee of $1,000 for attendance at each regular or special Board meeting. Dr. Taylor, Mr. Hanlon and Mr. Marcus each receive a fee of $1,000 for attendance at each meeting of the Audit Committee.

    Pursuant to a consulting arrangement with the Company, during fiscal year 1999, Mr. French received from the Company a non-refundable retainer of $15,000 per month for his advice and assistance. Jones, Day, Reavis & Pogue, a law firm for which Mr. French is a consultant, provides legal services to the Company, but does not charge the Company for any time spent by Mr. French on any Company matters.

Employment and Change of Control Agreements

    The Company has a six-year employment agreement with R. Michael Rouleau, the President and Chief Executive Officer of the Company, effective April 29, 1997, under which Mr. Rouleau is entitled to receive an annual base salary of $500,000, which with the operation of discretionary increases is currently $650,000, and standard executive officer benefits and to participate in a bonus plan in any year in which a bonus plan is established. For fiscal year 1999, Mr. Rouleau received a bonus of $309,004 pursuant to a bonus plan upon the attainment by the Company of certain performance goals. Upon a change of control of the Company (a "Change of Control") or if the Company terminates Mr. Rouleau's employment (other than for cause) prior to the expiration of the six-year term, Mr. Rouleau is entitled to continue to receive his base salary and other benefits until April 30, 2003. If Mr. Rouleau's employment is terminated for any reason, at any time, all unvested options then held by him will immediately become fully exercisable and Mr. Rouleau will be entitled to the value of any unvested interest he may have in the Company's 401(k) plan.

    The Company has an agreement with Douglas B. Sullivan, an executive officer of the Company, which provides for his employment by the Company to age 65 upon a Change of Control for a salary not less than his annual salary immediately preceding the Change of Control and allows him to participate in bonuses with other key management personnel of the Company. This agreement (i) is currently for a term expiring on April 5, 2001 with provisions for annual automatic one-year extensions unless the Company gives notice of non-extension six months prior to any expiration date and, upon a Change of Control, an additional extension of twelve months and (ii) requires the Company to pay to Mr. Sullivan, if his employment is terminated on or prior to his 65th birthday and within one year of a Change of Control, a sum equal to his salary and bonus during the twelve-month period immediately preceding termination.

Compensation and Stock Option Committee Interlocks and Insider Participation

    During fiscal year 1999, the members of the Compensation Committee, Sam Wyly and Charles J. Wyly, Jr., were primarily responsible for determining executive compensation. The Board as a whole and the members of the various option committees have authority to make decisions related to stock option grants to executive officers and directors.

    Sam Wyly and Charles J. Wyly, Jr. are officers of the Company and members of the Compensation Committee of the Company. Sam Wyly and Charles J. Wyly, Jr. were, until its recent acquisition by another company, executive officers of Sterling Software, Inc. and are directors of Scottish Annuity & Life Holdings, Ltd., serving on the Compensation Committee (or its equivalent) for each such company. Accordingly, Sam Wyly and Charles J. Wyly, Jr. have participated in decisions related to compensation of executive officers of each of the Company, Sterling Software, Inc., and Scottish Annuity & Life Holdings, Ltd.

    Sam Wyly is a director and executive officer of GreenMountain.com Company, the board of which makes decisions related to executive compensation.

    Mr. French is also a director and executive officer of Scottish Annuity & Life Holdings, Ltd. Mr. French participates in compensation decisions related to executive officers of Scottish Annuity & Life Holdings, Ltd.

    Evan A. Wyly was, until its recent acquisition by another company, a director of Sterling Software, Inc. Mr. Wyly did not participate in compensation decisions related to executive officers of Sterling Software, Inc. Mr. Wyly is a director and executive officer of GreenMountain.com Company.

    Donald R. Miller, Jr. is an executive officer of the Company and, until its recent acquisition by another company, was a director of Sterling Software, Inc.

Report of the Compensation and Stock Option Committees

  What is our compensation philosophy?

    The objectives of our executive compensation program are to:

  •
  attract and retain highly qualified and productive people;
  •
  motivate employees to high levels of performance;
  •
  differentiate individual pay based on performance;
  •
  ensure external competitiveness and internal equity; and
  •
  align Company, employee and stockholder interests.

    We do not believe in "bargain rate" executive compensation. Instead, we believe that outstanding executives should be compensated generously, both in cash compensation in amounts sufficient to preempt other opportunities for such executives and in stock option awards which align such executives' interests with the interests of the stockholders and stimulate focus on long term stockholder value enhancement.

  How is compensation determined?

    In determining base pay, the Compensation Committee considers an individual's experience and prior performance as well as our operating performance and the attainment of planned financial and strategic initiatives. The experience, performance and attainment of initiatives are evaluated by the Compensation Committee on a subjective basis and no particular weight is given to any particular factor.

    In determining executive bonuses, the Compensation Committee provides financial incentives to those members of management who can make an important contribution to our success by tying the bonuses to the attainment of certain financial objectives which may be different from individual to individual. Each participating executive is entitled to a bonus equal to a certain percentage of that executive's salary based upon the attainment of such objectives.

    In determining compensation through stock option awards, the 1997 Stock Option Committee (or the Board as a whole) makes discretionary grants, based upon the level of responsibility and performance of the individual grantee.

    How are our incentive compensation programs used to focus management on increasing stockholder value?

    We maintain the stock option plans for our executive officers, directors, key employees, advisers and consultants. We believe that the grant of options aligns executive and stockholder long-term interests by creating a strong and direct link between executive compensation and stockholder return. The grant of options also allows executives to develop and maintain a significant long-term ownership position in our Common Stock.

  How have we responded to the IRS limits on deductibility of compensation?

    It is our intent, to the extent feasible, that executive compensation will not be subject to the annual $1,000,000 limitation on the tax deduction we may claim for compensation of certain executives. Options granted under the 1994 Non-Statutory Stock Option Plan and the 1997 Stock Option Plan are intended to meet the performance based compensation exception to the IRS deduction limitation.

  How is our CEO compensated?

    As our Chief Executive Officer, Mr. Rouleau received a base salary of $531,924 during fiscal year 1999. Mr. Rouleau's incentive compensation for fiscal year 1999, in the form of a bonus, was based upon our attainment of specified financial objectives. With respect to fiscal year 1999, Mr. Rouleau received $309,004 in a cash bonus. Mr. Rouleau also received stock options for 100,000 shares of Common Stock.

  How are the other executive officers compensated?

    Our other executive officers usually receive a base salary, annual cash bonuses, long-term incentive compensation in the form of stock options and various benefits. As described above, the Compensation Committee annually reviews the compensation for our executive officers and determines the compensation for each executive based upon the executive's performance, our attainment of certain financial and strategic objectives and other factors. The 1997 Stock Option Committee also evaluates the executive officers' performance in determining whether to grant any stock options to the executives.

    This report is submitted by the members during fiscal year 1999 of the Compensation and 1997 Stock Option Committees:

1997 Stock Option Committee	Compensation Committee
F. Jay Taylor	Sam Wyly
Richard E. Hanlon	Charles J. Wyly, Jr.

Stock Performance Chart

    The following chart compares the yearly changes in the total stockholder return on the Company's Common Stock against two other measures of performance. The comparison is on a cumulative basis for the Company's last five fiscal years. The two other performance measures are the Dow Jones Equity Market Index and the Dow Jones Retail—Other Specialty Index. In each case, we assumed an initial investment of $100 on January 27, 1995. Dates on the following chart represent the last trading day of the indicated fiscal year. The Company paid no dividends during such five-year period.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

	DJ Equity Market Index	DJ Retail - Other Specialty	Michaels Stores
1994	100.00	100.00	100.00
1995	135.57	89.72	36.43
1996	175.46	106.73	37.50
1997	223.12	157.27	87.86
1998	296.25	274.99	53.57
1999	318.87	302.15	81.20

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

    The following table sets forth information as of April 17, 2000 regarding the beneficial ownership of Common Stock by each person known by the Company to own 5% or more of the outstanding shares of Common Stock, each director of the Company, certain Named Executives, and all directors and executive officers of the Company as a group. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them, unless otherwise noted. The percentage of beneficial ownership is calculated based on 31,168,369 shares of Common Stock outstanding as of April 17, 2000.

Name of Beneficial Owner or Number of Persons in Group	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Sam Wyly	2,327,962	(2)	7.1
Charles J. Wyly, Jr.	1,228,944	(3)	3.8
R. Michael Rouleau	228,129	(4)	*
John C. Martin	150,000	(5)	*
Donald R. Miller, Jr.	86,547	(6)	*
Kelly Elliott	264,206	(7)	*
Evan A. Wyly	225,875	(8)	*
Douglas B. Sullivan	42,208	(9)	*
F. Jay Taylor	—		*
Richard E. Hanlon	82,600	(10)	*
Michael C. French	1,200	(11)	*
James F. Tucker	11,581	(12)	*
Richard C. Marcus	50,000	(13)	*
Elizabeth A. Van Story	50,000	(13)	*
First Pacific Advisors, Inc. 11400 West Olympic Boulevard, Suite 1200 Los Angeles, California 90064	4,182,273	(14)	13.4
The Wyly Group 300 Crescent Court, Suite 1000 Dallas, Texas 75201	3,631,906	(15)	11.7
Putnam Investments, Inc. One Post Office Square Boston, Massachusetts 02109	2,755,442	(16)	8.8
Capital Research & Management Company 333 South Hope Street Los Angeles, California 90071	2,491,600	(17)	8.0
Dimensional Fund Advisors Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, California 90401	1,781,700	(18)	5.7
All current directors and executive officers as a group (21 persons)	4,822,982	(19)	13.9

*
Less than 1%

(1)
Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days. The number of shares shown includes outstanding shares of Common Stock owned as of April 17, 2000 by the person indicated and shares underlying options owned by such person on April 17, 2000 that were exercisable within 60 days of that date. Persons holding shares of Common Stock pursuant to the Michaels Stores, Inc. Employees 401(k) Plan (the "401(k) Plan") have sole voting power and investment power with respect to such shares.

(2)
Includes 1,525,000 shares under options; 589,536 shares held of record by Tallulah, Ltd. (a limited partnership of which Mr. Wyly is a general partner); 197,590 shares held of record by family trusts of which Mr. Wyly is Trustee (63,861 of which are also beneficially owned by Kelly Elliott); and 15,836 shares held of record by certain of Mr. Wyly's adult children for which he holds power of attorney only to vote.

(3)
Includes 762,500 shares under options held by Stargate, Ltd. (a limited partnership of which Mr. Wyly is a general partner); 80,000 shares held of record by Stargate, Ltd.; and 386,444 shares held of record by family trusts of which Mr. Wyly is Trustee.

(4)
Includes 195,796 shares under options and 3,780 shares owned pursuant to the 401(k) Plan.

(5)
Includes 150,000 shares under options.

(6)
Includes 70,000 shares under options; and 12,547 shares owned pursuant to the 401(k) Plan.

(7)
Includes 200,000 shares under options, 345 shares owned pursuant to the 401(k) Plan and 63,861 shares held of record by the Kelly W. Elliott Trust of which Ms. Elliott and Mr. Sam Wyly are the Trustee.

(8)
Includes 25,875 shares and 200,000 shares under options held of record by Marmalade, Ltd. (a limited partnership of which Mr. Wyly is a general partner).

(9)
Includes 8,333 shares under options.

(10)
Includes 80,000 shares under options.

(11)
Includes 1,200 shares held by a retirement account directed by Mr. French.

(12)
Includes 8,333 shares under options and 1,248 shares owned pursuant to the 401(k) Plan.

(13)
Includes 50,000 shares under options.

(14)
Based on a Schedule 13G filed with the Securities and Exchange Commission dated February 10, 2000, First Pacific Advisors, Inc., a registered investment adviser, shares the power to dispose or to direct the disposition of 4,182,273 shares of Common Stock and shares the power to vote or to direct the vote of 1,255,200 of those shares of Common Stock.

(15)
The Wyly Group consists of Sam Wyly and Charles J. Wyly, Jr. Based on a Schedule 13D/A filed with the Securities and Exchange Commission dated April 26, 1999, as supplemented by additional information made available to the Company, Sam Wyly shares voting and dispositive power with respect to 15,836 shares of Common Stock, has sole voting power with respect to 787,126 shares of Common Stock, and sole dispositive power with respect to 2,387,126 shares of Common Stock. Charles J. Wyly, Jr. has sole dispositive power with respect to 1,228,944 shares of Common Stock and sole voting power with respect to 466,444 shares of Common Stock.

(16)
Based on a Schedule 13G/A filed with the Securities and Exchange Commission dated February 17, 2000, filed by Putnam Investments, Inc. on behalf of itself and Marsh & McLennan Companies, Inc., holding company of Putnam Investments, Inc., and Putnam Investment, Inc.'s subsidiaries, Putnam

  Investment Management, Inc. and The Putnam Advisory Company, Inc. (both direct subsidiaries of Putnam Investments, Inc.). Of the 2,755,492 shares reported, Putnam Investment Management, Inc. has shared dispositive power only with respect to 2,731,518 shares, and The Putnam Advisory Company, Inc. has shared dispositive power only with respect to 23,974 shares and shares dispositive and voting power with respect to an additional 11,579 shares.

(17)
Based on a Schedule 13G filed with the Securities and Exchange Commission dated February 11, 2000, Capital Research & Management Company, a registered investment adviser, has the sole power to dispose or to direct the disposition of 2,497,600 shares of Common Stock but does not have the power to vote such shares of Common Stock.

(18)
Based on a Schedule 13G filed with the Securities and Exchange Commission dated February 3, 2000, Dimensional Fund Advisers Inc., a registered investment adviser, has sole power to vote and dispose of such shares.

(19)
Includes 58,124 shares under options held by 7 executive officers not named in the table.

ITEM 13. Certain Relationships and Related Transactions.

    During fiscal 1999, the Company paid to C&S Aviation, Ltd., a partnership of which Sam Wyly and Charles J. Wyly, Jr. are managing members, $109,688 for the rental of an airplane. Also, the Company paid $129,951 in fiscal 1999 to Sterling Commerce, Inc. for the purchase of services and software. Sam Wyly, Charles J. Wyly, Jr. and Evan A. Wyly served as directors of Sterling Commerce, Inc., until its recent acquisition by another company.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, And Reports On Form 8-K.

a)
The following documents are filed as a part of this report:

		Page In Report
(1)	Financial Statements:
	Report of Independent Auditors	38
	Consolidated Balance Sheets at January 29, 2000 and January 30, 1999	39
	Consolidated Statements of Income for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998	40
	Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998	41
	Consolidated Statements of Stockholders' Equity for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998	42
	Notes to Consolidated Financial Statements for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998	43
	Unaudited Supplemental Quarterly Financial Data for the fiscal years ended January 29, 2000 and January 30, 1999	53
(2)	Financial Statement Schedules:
	All schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.
(3)	Exhibits:
	The Exhibits listed below and on the accompanying Index to Exhibits immediately following the financial statement schedules are incorporated herein, or incorporated by reference into this report.
Exhibit Number	Description Of Exhibit
3.1	Bylaws of the Registrant, as amended and restated (previously filed as Exhibit 3.1 to Form 10-K for the year ended January 30, 1994, filed by Registrant on April 28, 1994, SEC File No. 000-11822) .
3.2	Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 2 to Form 8-A/A), filed by Registrant on March 24, 2000.
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3 to Form 8-A/A), filed by Registrant on March 24, 2000.
4.1	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to Form 10-K for the year ended January 30, 1994, filed by Registrant on April 28, 1994, SEC File No. 000-11822).
4.2	Indenture, dated as of January 22, 1993, between Michaels Stores, Inc. and NationsBank of Texas, N.A., as Trustee, including the form of 43/4/6 3/4% Step-up Convertible Subordinated Note included therein (previously filed as Exhibit 19.1 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 29, 1993, SEC File No. 000-11822).
4.3	Indenture, dated as of June 21, 1996, between Michaels Stores, Inc. and The Bank of New York (previously filed as Exhibit 19.1 to Form 10-Q for the quarter ended July 28, 1996, filed by Registrant on September 11, 1996, SEC File No. 000-11822).

10.1	Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated, effective October 1, 1996 (previously filed as Exhibit 99.2 to Form 8-K, filed by Registrant on September 30, 1996, SEC File No. 000-11822).*
10.2	Michaels Stores, Inc. Employees 401(k) Trust, dated July 11, 1996 (previously filed as Exhibit 99.3 to Form 8-K, filed by Registrant on September 30, 1996, SEC File No. 000-11822) .
10.3	Form of Indemnity Agreement between Michaels Stores, Inc. and certain officers and directors of the Registrant (previously filed as Exhibit 10.8 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 29, 1993, SEC File No. 000-11822).
10.4	Form of Employment Agreement between Michaels Stores, Inc. and Douglas B. Sullivan (previously filed as Exhibit 10.5 to Form 10-K for the year ended January 31, 1998, filed by Registrant on May 1, 1998, SEC File No. 000-11822).*
10.5	Michaels Stores, Inc. Amended and Restated Key Employee Stock Compensation Program (previously filed as Exhibit 10.9 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).*
10.6	Michaels Stores, Inc. Amended and Restated 1992 Non-Statutory Stock Option Plan (previously filed as Exhibit 99.1 to Form S-8 (No. 333-21407), filed by Registrant on February 7, 1997) .*
10.7	Michaels Stores, Inc. Amended and Restated 1994 Non-Statutory Stock Option Plan (previously filed as Exhibit 99.1 to Form S-8 (No. 333-21635), filed by Registrant on February 12, 1997) .*
10.8	Amended, Modified and Restated Master Lease Agreement, dated as of December 18, 1995, between Jacksonville Funding Corporation as Lessor and Michaels Stores, Inc. as Lessee (previously filed as Exhibit 10.17 to Form 10-K for the year ended January 28, 1996, filed by Registrant on April 29, 1996, SEC File No. 000-11822).
10.9	Amendment No. 1 to Amended, Modified and Restated Master Lease Agreement, dated as of April 22, 1996, between Jacksonville Funding Enterprises, LLC as Lessor and Michaels Stores, Inc. as Lessee (previously filed as Exhibit 10.13 to Form 10-K for the year ended January 31, 1998, filed by Registrant on May 1, 1998, SEC File No. 000-11822).
10.10	Amendment No. 2 to Amended, Modified and Restated Master Lease Agreement, dated as of July 11, 1996, between Jacksonville Funding Enterprises, LLC as Lessor and Michaels Stores, Inc. as Lessee (previously filed as Exhibit 10.14 to Form 10-K for the year ended January 31, 1998, filed by Registrant on May 1, 1998, SEC File No. 000-11822).
10.11	Amendment No. 3 to Amended, Modified and Restated Master Lease Agreement, dated as of August 15, 1996, between Jacksonville Funding Enterprises, LLC as Lessor and Michaels Stores, Inc. as Lessee (previously filed as Exhibit 10.15 to Form 10-K for the year ended January 31, 1998, filed by Registrant on May 1, 1998, SEC File No. 000-11822).
10.12	Amendment No. 4 to Amended, Modified and Restated Master Lease Agreement and Waiver, dated as of March 11, 1997, between Jacksonville Funding Enterprises, LLC as Lessor and Michaels Stores, Inc. as Lessee (previously filed as Exhibit 10.17 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).
10.13	Amendment No. 5 to Amended, Modified and Restated Master Lease Agreement, dated as of October 26, 1999, between Jacksonville Funding Enterprises, LLC as Lessor and Michaels Stores, Inc. as Lessee (Filed herewith).
10.14	Consulting Agreement, dated as of October 1, 1996, between Michaels Stores, Inc. and Michael C. French (previously filed as Exhibit 10.17 to Form 10-K for the year ended January 31, 1998, filed by Registrant on May 1, 1998, SEC File No. 000-11822). *

10.15	Term Lease Master Agreement between IBM Credit Corporation as Lessor and Michaels Stores, Inc. as Lessee (previously filed as Exhibit 10.18 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).
10.16	Common Stock and Warrant Agreement, dated as of October 16, 1984, between Michaels Stores, Inc. and Peoples Restaurants, Inc., including form of Warrant (previously filed as Exhibit 4.2 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 29, 1993, SEC File No. 000-11822).
10.17	First Amendment to Common Stock and Warrant Agreement, dated October 31, 1984, between The First Dallas Group, Ltd. and Michaels Stores, Inc. (previously filed as Exhibit 4.3 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 29, 1993, SEC File No. 000-11822).
10.18	Second Amendment to Common Stock and Warrant Agreement, dated November 28, 1984, between First Dallas Investments-Michaels I, Ltd. and Michaels Stores, Inc. (previously filed as Exhibit 4.4 to Form 10-K for the year ended January 31,1993, filed by Registrant on April 29, 1993, SEC File No. 000-11822).
10.19	Third Amendment to Common Stock and Warrant Agreement, dated February 27, 1985, between First Dallas Investments-Michaels I, Ltd., The First Dallas Group, Ltd., Sam Wyly, Charles J. Wyly, Jr. and Michaels Stores, Inc. (previously filed as Exhibit 10.23 to Form S-1 (No. 33-09456), filed by Registrant on October 14, 1986).
10.20	Amendment to Common Stock and Warrant Agreement, dated as of September 1, 1992, between Michaels Stores, Inc. and the other parties named therein (previously filed as Exhibit 4.8 to Form S-8 (No. 33-54726), filed by Registrant on November 20, 1992).
10.21	Bonus Plan for Officers and Employees (Filed herewith).*
10.22	Employment Agreement, effective as of April 29, 1997, between Michaels Stores, Inc. and R. Michael Rouleau (previously filed as Exhibit 10.32 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).*
10.23	Michaels Stores, Inc. 1997 Employees Stock Purchase Plan (previously filed as Exhibit 10.33 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).*
10.24	Michaels Stores, Inc. 1997 Stock Option Plan (previously filed as Exhibit 10.2 to Form 10-Q for quarter ended May 3, 1997, filed by Registrant on June 17, 1997, SEC File No. 000-11822) .*
10.25	Revolving Credit Agreement, dated as of August 28, 1998, among Michaels Stores, Inc., BankBoston, N.A. and the other lenders named therein (previously filed as Exhibit 4 to Form 10-Q for quarter ended August 1, 1998, filed by Registrant on September 15,1998, SEC File No. 000-11822).
10.26	First Amendment to Revolving Credit Agreement, dated as of October 20, 1999, among Michaels Stores, Inc., BankBoston, N.A. and the other lenders named therein (Filed herewith).
10.27	Stock Purchase Agreement, dated as of March 29, 1996, between Michaels Stores, Inc. and Quayle Limited (previously filed as Exhibit 4.7 to Form 10-K for the year ended January 28, 1996, filed by Registrant on April 29, 1996, SEC File No. 000-11822).
10.28	Stock Purchase Agreement, dated as of March 29, 1996, between Michaels Stores, Inc. and Locke Limited (previously filed as Exhibit 4.8 to Form 10-K for the year ended January 28, 1996, filed by Registrant on April 29, 1996, SEC File No. 000-11822).

10.29	Stock Purchase Agreement, dated as of March 29, 1996, between Michaels Stores, Inc. and Fugue Limited (previously filed as Exhibit 4.9 to Form 10-K for the year ended January 28, 1996, filed by Registrant on April 29, 1996, SEC File No. 000-11822).
10.30	Option Agreement, dated as of December 23, 1996, between Michaels Stores, Inc. and Devotion Limited (previously filed as Exhibit 10.28 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).
10.31	Option Agreement, dated as of December 23, 1996, between Michaels Stores, Inc. and Elegance Limited (previously filed as Exhibit 10.29 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).
10.32	Michaels Stores, Inc. Deferred Compensation Plan, dated as of August 1, 1999 (Filed herewith).*
21.1	Subsidiaries of Michaels Stores, Inc. (Filed herewith).
23.1	Consent of Ernst & Young LLP (Filed herewith).
27.1	Financial Data Schedule (Filed herewith).

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c).

b)
No reports on Form 8-K were filed during the quarter ended January 29, 2000.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders Michaels Stores, Inc.

    We have audited the accompanying consolidated balance sheets of Michaels Stores, Inc. as of January 29, 2000 and January 30, 1999, and the related consolidated statements of income, cash flows, and stockholders' equity for each of the three years in the period ended January 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michaels Stores, Inc. at January 29, 2000 and January 30, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 29, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Dallas, Texas
March 8, 2000

MICHAELS STORES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	January 29, 2000	January 30, 1999
ASSETS
Current assets:
Cash and equivalents	$77,398	$96,124
Merchandise inventories	615,065	501,239
Prepaid expenses and other	19,026	14,911
Deferred income taxes	11,498	9,654

Total current assets	722,987	621,928

Property and equipment, at cost	455,285	381,289
Less accumulated depreciation	(209,552)	(171,829)

	245,733	209,460

Costs in excess of net assets of acquired operations, net	124,766	128,488
Other assets	3,217	2,774

	127,983	131,262

Total assets	$1,096,703	$962,650

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$124,828	$106,173
Accrued liabilities and other	136,375	111,905
Income taxes payable	9,773	12,623

Total current liabilities	270,976	230,701

Senior notes	125,000	125,000
Convertible subordinated notes	96,940	96,940
Deferred income taxes	17,990	2,642
Other long-term liabilities	18,999	26,388

Total long-term liabilities	258,929	250,970

	529,905	481,671

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.10 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 150,000,000 shares authorized and 31,573,113 shares issued (150,000,000 shares authorized and 29,706,760 shares issued at January 30, 1999)	3,157	2,971
Additional paid-in capital	401,414	367,308
Retained earnings	194,138	131,072
Treasury stock, at cost, 1,509,000 shares (1,145,000 shares at January 30, 1999)	(31,911)	(20,372)

Total stockholders' equity	566,798	480,979

Total liabilities and stockholders' equity	$1,096,703	$962,650

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)

	Fiscal Year
	1999	1998	1997
Net sales	$1,882,522	$1,573,965	$1,456,524
Cost of sales and occupancy expense	1,244,204	1,051,266	988,990

Gross profit	638,318	522,699	467,534
Selling, general and administrative expense	503,069	425,690	396,216
Store pre-opening costs	11,077	7,897	2,376

Operating income	124,172	89,112	68,942
Interest expense	22,654	22,678	23,448
Other (income) and expense, net	(2,373)	(3,890)	(3,013)
Litigation settlement	1,500	—	—

Income before income taxes	102,391	70,324	48,507
Provision for income taxes	40,090	26,723	18,430

Net income	$62,301	$43,601	$30,077

Earnings per common share:
Basic	$2.15	$1.49	$1.11
Diluted	$2.01	$1.43	$1.05

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year
	1999	1998	1997
Operating activities:
Net income	$62,301	$43,601	$30,077
Adjustments:
Depreciation	55,085	45,972	41,387
Amortization	4,121	4,281	4,247
Other	969	1,017	2,009
Change in assets and liabilities:
Merchandise inventories	(113,826)	(115,659)	(34,372)
Prepaid expenses and other	(4,115)	(882)	(1,970)
Deferred income taxes and other	10,508	10,464	17,604
Accounts payable	18,655	(3,283)	4,490
Income taxes payable	2,540	15,854	—
Accrued liabilities and other	24,532	4,673	14,435

Net change in assets and liabilities	(61,706)	(88,833)	187

Net cash provided by operating activities	60,770	6,038	77,907

Investing activities:
Additions to property and equipment	(90,860)	(77,994)	(43,997)
Net proceeds from sales of property and equipment	101	18,427	1,623
Net proceeds from sales of investments	—	—	3,386

Net cash used in investing activities	(90,759)	(59,567)	(38,988)

Financing activities:
Payment of other long-term liabilities	(6,100)	(5,378)	(4,354)
Acquisition of treasury stock	(11,539)	(20,372)	—
Proceeds from stock options exercised	28,760	7,060	61,309
Proceeds from issuance of common stock and other	142	6,060	7,340

Net cash provided by (used in) financing activities	11,263	(12,630)	64,295

Net (decrease) increase in cash and equivalents	(18,726)	(66,159)	103,214
Cash and equivalents at beginning of year	96,124	162,283	59,069

Cash and equivalents at end of year	$77,398	$96,124	$162,283

Supplemental Cash Flow Information:
Cash paid for interest	$21,271	$20,708	$22,486

Cash paid (refunds received) for income taxes	$24,463	$(1,618)	$(4,858)

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Years Ended January 29, 2000
(In thousands except share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Total
Balance at February 1, 1997	23,690,926	$2,369	$271,405	$59,028	$—	$332,802
Exercise of stock options and other	5,101,612	510	62,046	(1,074)	—	61,482
Tax benefit from exercise of stock options	—	—	9,678	—	—	9,678
Proceeds from Stock Purchase Plan	241,370	24	7,848	—	—	7,872
Net income	—	—	—	30,077	—	30,077

Balance at January 31, 1998	29,033,908	2,903	350,977	88,031	—	441,911
Exercise of stock options and other	494,122	50	6,900	(560)	—	6,390
Tax benefit from exercise of stock options	—	—	3,231	—	—	3,231
Proceeds from Stock Purchase Plan	178,730	18	6,200	—	—	6,218
Acquisition of treasury stock	(1,145,000)	—	—	—	(20,372)	(20,372)
Net income	—	—	—	43,601	—	43,601

Balance at January 30, 1999	28,561,760	2,971	367,308	131,072	(20,372)	480,979
Exercise of stock options and other	1,866,353	186	28,716	765	—	29,667
Tax benefit from exercise of stock options	—	—	5,390	—	—	5,390
Acquisition of treasury stock	(364,000)	—	—	—	(11,539)	(11,539)
Net income	—	—	—	62,301	—	62,301

Balance at January 29, 2000	30,064,113	$3,157	$401,414	$194,138	$(31,911)	$566,798

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Description of Business

    Michaels Stores, Inc. (the "Company") owns and operates a chain of 559 specialty retail stores in 47 states, Canada and Puerto Rico featuring arts, crafts, framing, floral, decorative wall decor and seasonal merchandise for the hobbyist and do-it-yourself home decorator. A Michaels store typically carries over 40,000 items. The Company's wholly owned subsidiary, Aaron Brothers, Inc., operates a chain of 95 framing and art supply stores. Aaron Brothers stores are located primarily on the West Coast.

Fiscal Year

    The Company reports on the basis of a 52/53-week fiscal year, which ends on the Saturday closest to January 31. Fiscal 1999 ("1999"), fiscal 1998 ("1998") and fiscal 1997 ("1997") ended on January 29, 2000, January 30, 1999 and January 31, 1998, respectively; thus, 1999, 1998 and 1997 each had 52 weeks.

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

Costs in Excess of Net Assets of Acquired Operations

    Costs in excess of net assets of acquired operations are being amortized over 40 years on a straight-line basis. Accumulated amortization was $25,317,000 and $21,664,000 as of the end of 1999 and 1998, respectively. The Company assesses the recoverability of costs in excess of net assets acquired based on existing facts and circumstances. The Company periodically measures the recoverability of this asset based on projected undiscounted cash flows of the acquired operations. Should the Company's assessment indicate an impairment of this asset in the future, an appropriate write-down will be recorded.

Advertising Costs

    Advertising costs are expensed in the period in which the advertising first occurs. Net advertising expense was $69,745,000, $58,928,000 and $55,143,000 for 1999, 1998 and 1997, respectively.

Store Pre-Opening Costs

    In April 1998 the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5, Reporting the Costs of Start-up Activities ("SOP 98-5"), which requires that costs related to start-up activities be expensed as incurred. Prior to 1998, the Company deferred store pre-opening costs until the fiscal year in which the store opened. The Company adopted the provisions of SOP 98-5 in its financial statements for the first quarter of 1998 and, as a result, began expensing pre-opening costs as incurred. The adoption of SOP 98-5 resulted in additional expense of $654,000 in 1998. The Company incurred store pre-opening costs of $11,077,000, $7,897,000 and $2,376,000 for 1999, 1998 and 1997, respectively.

Revenue Recognition

    Revenue from sales of the Company's merchandise is recognized at the time of the merchandise sale. The Company allows for merchandise to be returned under most circumstances. The Company does not provide a reserve for estimated returns, as the amount does not have a material impact on the financial statements.

    During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, ("SAB 101"), which is effective for fiscal years beginning after December 15, 1999. SAB 101 provides guidance on the recognition, presentation and disclosures of revenue in the financial statements. In fiscal year 2000, the Company will adopt SAB 101. Implementation of guidance prescribed by SAB 101 will result in a change in the Company's revenue recognition policy with respect to the sale of custom frames. Historically, the Company has recognized revenue for the sale of custom frames at the time the customer orders the frame. In fiscal 2000, the Company will begin recognizing the sale of custom frames at the time the frame is picked up by the customer. The change in the Company's revenue recognition policy for the sale of custom frames will be reported as a cumulative effect of a change in accounting principle in the Company's statement of income. The Company does not believe that the change in the revenue recognition policy for custom frame orders will have a material impact on its future operating results.

Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per common share:

	Fiscal Year
	1999	1998	1997
	(In thousands except per share data)
Numerator:
Net income	$62,301	$43,601	$30,077
Assumed add-back of interest on convertible subordinated debt less tax benefit of $2,386	3,893	—	—

Net income for per diluted share computation	$66,194	$43,601	$30,077

Denominator:
Denominator for basic earnings per share—weighted average shares	29,006	29,218	27,215
Effect of dilutive securities:
Convertible subordinated debt	2,551	—	—
Employee stock options	1,428	1,360	1,449

Denominator for diluted earnings per share-weighted average shares adjusted for dilutive securities	32,985	30,578	28,664

Basic earnings per common share	$2.15	$1.49	$1.11

Diluted earnings per common share	$2.01	$1.43	$1.05

    The convertible subordinated notes were not included in the diluted earnings per common share calculation for 1998 and 1997 because they were antidilutive for those years.

Note 2—Detail of Certain Balance Sheet Accounts

	Fiscal Year
	1999	1998
	(In thousands)
Property and equipment:
Land and buildings	$3,119	$3,119
Fixtures and equipment	312,599	260,629
Leasehold improvements	112,715	90,911
Capital leases	26,852	26,630

	$455,285	$381,289

Accrued liabilities and other:
Salaries, bonuses and other payroll-related costs	$42,960	$39,846
Taxes, other than income and payroll	21,538	18,348
Rent	10,233	8,496
Current portion of capital lease obligations	6,353	5,973
Other	55,291	39,242

	$136,375	$111,905

Note 3—Debt

    In June 1996 the Company completed a public offering of $125 million of Senior Notes (the "Notes"). The Notes bear interest at a rate of 10 7/8% payable June 15 and December 15 of each year and mature on June 15, 2006. The Notes are not redeemable prior to June 15, 2001. On or after June 15, 2001, the Notes are redeemable at the option of the Company, in whole or in part, at redemption prices ranging from 105.44% in 2001 to 100.00% in 2004, plus accrued interest to the date of redemption. In addition, the indenture under which the Notes have been issued contains certain covenants, including but not limited to restrictions on (1) debt; (2) payments such as dividends, repurchases of the Company's Common Stock or repurchases of subordinated obligations; (3) distributions from subsidiaries; (4) sales of assets; (5) transactions with affiliates; (6) liens; and (7) mergers, consolidations and transfers of all or substantially all assets. The Company used the full amount of the net proceeds from the sale of the Notes to reduce indebtedness under a bank credit agreement. The fair value, based on dealer quotes, of the outstanding Notes as of January 29, 2000 and January 30, 1999 was $130.1 million and $131.6 million, respectively.

    In January 1993 the Company issued $97.75 million of convertible subordinated notes ("Subordinated Notes") due January 15, 2003. Interest, payable semi-annually on January 15 and July 15, was computed at the rate of 4 3/4% from the date of issuance to January 15, 1996, and at 6 3/4% thereafter. Interest expense is accrued by the Company based on an effective interest rate of 6.38% (including amortization of deferred issuance costs) over the full term. The Subordinated Notes are redeemable at the option of the Company at redemption prices ranging from 102.05% currently to 100.00% in 2003, and are not entitled to any sinking fund. They are convertible into the Company's Common Stock at any time, at a conversion price of $38 per share. A total of 2,551,053 shares of Common Stock are reserved for conversion. The fair value, based on dealer quotes, of the outstanding Subordinated Notes as of January 29, 2000 and January 30, 1999 was $93.2 million and $84.6 million, respectively.

    In August 1998 the Company entered into a new unsecured revolving credit agreement with Fleet National Bank (formerly BankBoston, N.A.) and other lending institutions (the "Credit Agreement") providing for a revolving loan of $100 million which may be increased to $125 million pursuant to certain terms and conditions as set forth in the Credit Agreement. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding ($3,103,000 at January 29, 2000). Borrowings in 1999 and 1998 were outstanding under the Credit Agreement for 121 days and 54 days, respectively, during our peak season of seasonal inventory buildup (with average outstanding borrowings of $40 million and $23 million, respectively, and a weighted average interest rate of 6.29% and 7.09%, respectively). No borrowings were outstanding at January 29, 2000 and January 30, 1999. The interest rate on the Credit Agreement is generally (a) the higher of (i) an annual rate of interest announced from time to time by the lending institution or (ii) one-half of one percent (1/2%) above the Federal Funds Effective Rate or (b) the Eurodollar Rate as defined by the Credit Agreement. The Company is required to pay a facility fee from .2% to .3% per annum on the unused portion of the revolving line of credit. The Credit Agreement provides certain annual restrictions on the aggregate amount of capital expenditures, restricts the payment of dividends and requires the Company to maintain compliance with various financial ratios. The Credit Agreement expires in August 2001.

Note 4—Income Taxes

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities as of the respective year-end balance sheets are as follows:

	Fiscal Year
	1999	1998
	(In thousands)
Deferred tax assets:
Net operating loss, general business credit and alternative minimum tax credit carryforwards	$17,290	$31,587
Accrued expenses	14,435	14,660
Other	1,809	1,448

Deferred tax assets	33,534	47,695
Valuation allowance	(5,454)	(7,870)

Total deferred tax assets	28,080	39,825

Deferred tax liabilities:
Depreciation and amortization	19,570	19,958
Other	14,746	13,327

Total deferred tax liabilities	34,316	33,285

Net deferred tax (liabilities) assets	$(6,236)	$6,540

    The federal and state income tax provision is as follows:

	Fiscal Year
	1999	1998	1997
	(In thousands)
Federal:
Current	$24,393	$16,015	$15,946
Deferred	11,487	10,620	3,581

Total federal	35,880	26,635	19,527

State:
Current	2,921	463	890
Deferred	1,289	(375)	(1,987)

Total state	4,210	88	(1,097)

Total provision	$40,090	$26,723	$18,430

    Reconciliation between the actual income tax provision and the income tax provision calculated by applying the federal statutory rate is as follows:

	Fiscal Year
	1999	1998	1997
	(In thousands)
Income tax provision at statutory rate	$35,837	$24,613	$16,978
Foreign loss not benefited	—	—	1,597
Decrease in federal valuation allowance	—	(1,075)	—
Decrease in valuation allowance for state net operating losses, net of federal income tax effect	(1,571)	(2,497)	—
State income taxes, net of federal income tax effect	4,308	2,554	(239)
Utilization of net operating losses previously not benefited	—	(1,439)	—
Amortization of intangibles	1,279	1,331	1,331
Other	237	3,236	(1,237)

Total provision	$40,090	$26,723	$18,430

    At January 29, 2000, the Company had state net operating loss carryforwards to reduce future taxable income of approximately $77 million expiring at various dates between 2000 and 2012. The Company also has tax credit carryforwards of approximately $7 million available to offset future income taxes. During 1999, the Company reduced its valuation allowance by $2.4 million for state net operating losses because it has become more likely than not that these assets will be realized.

Note 5—Stockholders' Equity

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

    In October 1997 the Company began issuing Common Stock through its Dividend Reinvestment and Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan provides owners of shares of Common Stock and other interested investors with a convenient and economical method to purchase Common Stock. The Stock Purchase Plan also provides the Company with a cost-efficient and flexible mechanism to raise equity capital. The Company may establish a discount of 0% to 5% in certain transactions to purchase shares under the Stock Purchase Plan. During 1999, 1998 and 1997 the Company issued 982, 178,730 and 241,370 shares, respectively, through the Stock Purchase Plan, generating $27,000, $6,218,000 and $7,872,000, respectively, in new equity.

    In 1999 and 1998 the Company repurchased 364,000 and 1,145,000 shares, respectively, of its Common Stock for an aggregate purchase price of $11.5 million and $20.4 million, respectively, and placed the shares in treasury. All 1,509,000 of the treasury shares were canceled on March 1, 2000.

    Select employees and key advisors of the Company, including directors, may participate in the 1997 Stock Option Plan (the "Plan"), with an aggregate of 1,976,284 shares of Common Stock remaining for issuance thereunder. Options issued to employees under the Plan generally have a three or five year term and vest over a two or three year period following the date of grant, and options issued to directors under the Plan generally vest immediately.

    The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting For Stock Issued To Employees("APB 25") and related Interpretations in accounting for its employee stock options. The exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant and, as a result, the Company does not recognize compensation expense for stock option grants.

    Pro forma information regarding net income and earnings per share, as required by the provisions of Statement of Financial Accounting Standards No. 123, Accounting For Stock-Based Compensation ("SFAS No. 123"), has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for the options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for 1999,1998 and 1997, respectively: risk-free interest rates of 5.43%, 4.93% and 5.69%; no dividend yield; volatility factors of the expected market price of the Company's Common Stock of 57.2%, 58.4% and 54.7%; and a weighted-average expected life of the options of 3.20, 2.14 and 1.81 years.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma effects of applying SFAS No. 123 are not indicative of future amounts because this statement does not apply to options granted prior to fiscal 1995. The Company's pro forma information is as follows:

	Fiscal Year
	1999	1998	1997
	(In thousands except per share data)
Pro forma net income	$50,188	$36,661	$15,477
Pro forma earnings per common share:
Basic	$1.73	$1.25	$0.57
Diluted	$1.55	$1.21	$0.54

    For 1999, 1998 and 1997, the Company's stock option activity is summarized below:

	Fiscal Year
	1999		1998		1997
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(In thousands except per share data)
Outstanding at beginning of year	6,986	$19.54	6,627	$18.10	7,540	$12.07
Granted	2,587	24.05	1,150	25.89	4,368	21.60
Exercised	(1,857)	15.58	(494)	14.79	(5,102)	12.32
Forfeited/Expired	(313)	27.68	(297)	19.96	(179)	14.26

Outstanding at end of year	7,403	$21.77	6,986	$19.54	6,627	$18.10

Exercisable at end of year	5,335	$19.86	5,313	$18.39	4,857	$17.72
Weighted average fair value of options granted during the year		$10.69		$11.95		$4.67

    The following table summarizes information about stock options outstanding at January 29, 2000:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$12.12 - 18.75	1,911,876	2.3	$15.27	1,857,192	$15.19
19.25 - 28.50	4,004,882	1.4	21.76	3,147,278	21.41
29.12 - 37.38	1,486,521	3.7	30.14	330,738	31.28

	7,403,279	2.1	$21.77	5,335,208	$19.86

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Retirement Plans

    The Company sponsors a 401(k) savings plan (the "401(k) Plan") for eligible employees of the Company and certain of its subsidiaries. Participation in the 401(k) Plan is voluntary and available to any employee who is 21 years of age and has completed 500 hours of service in a six-month eligibility period. Participants may elect to contribute up to 15% of their compensation on a pre-tax basis and up to 10% on an after-tax basis. In accordance with the provisions of the 401(k) Plan, the Company makes a matching contribution to the account of each participant in an amount equal to 50% of the first 6% of eligible compensation contributed by each participant not to exceed 3% of the participant's total compensation for the year. The Company's matching contribution expense, net of forfeitures, was $1,475,000, $1,293,000 and $1,095,000 for 1999, 1998 and 1997, respectively.

    Effective August 1, 1999, the Company adopted the Michaels Stores Inc. Deferred Compensation Plan (the "Deferred Plan") to provide eligible employees, directors and certain consultants (plan "participants") the opportunity to defer receipt of current compensation. The amount of compensation deferred by each participant electing to participate in the Deferred Plan will be determined in accordance with the terms of the Deferred Plan, based on elections by the plan participants and paid in accordance with the terms of the Deferred Plan. The Company provides matching contributions equal to 50% of the first 6% of compensation deferred under the Deferred Plan, reduced by the matching contributions credited to the participant under the Company's 401(k) Plan. The participants who are employees will be eligible for a matching contribution only if they participate in the 401(k) Plan and they are deferring to the 401(k) Plan the maximum amount permitted for the Plan Year. The Company's matching contribution expense was $84,000 for 1999. Deferred amounts and matching contributions are deposited each pay period in a trust that qualifies as a grantor trust under the Internal Revenue Code of 1986, as amended. The funds are invested in individual participant life insurance contracts. The Company is the owner of these contracts and the Company and the participant's designee are beneficiaries. Participants must elect investments for their deferrals and matching contributions from a variety of hypothetical benchmark funds. The return on the underlying investments determines the amount of earnings and losses that are credited or debited to the participant's account. Amounts deferred, matching contributions and earnings and losses are 100% vested. The Company's obligations under the Deferred Plan are unsecured general obligations of the Company and will rank equally with other unsecured general creditors of the Company.

Note 7—Commitments and Contingencies

Commitments

    The Company operates stores and uses distribution centers, office facilities and equipment generally leased under noncancelable operating leases, the majority of which provide for renewal options. In addition, the Company also leases its POS system under a five-year capital lease with IBM at an interest rate of approximately 8% (the "IBM Capital Lease"). Financing activities not affecting cash during 1999, 1998 and 1997 included capital lease obligations incurred in connection with the IBM Capital Lease of

$222,000, $2,735,000 and $2,515,000, respectively. Future minimum annual rental commitments for all noncancelable leases as of January 29, 2000 are as follows:

	Operating leases	Capital leases
	(In thousands)
For the Fiscal Year:
2000	$144,848	$6,784
2001	141,426	2,539
2002	132,076	229
2003	121,453	—
2004	104,159	—
Thereafter	351,023	—

Total minimum rental commitments	$994,985	9,552

Less: amounts representing interest		504

Present value of obligations		9,048
Less: current portion		6,353

Long-term obligations		$2,695

    Rental expense applicable to noncancelable operating leases was $122,962,000, $103,735,000 and $92,659,000 in 1999, 1998 and 1997, respectively.

    The Company has entered into an operating lease for two distribution facilities that requires that the Company guarantee payment of the residual value of the property to the lessor at the end of the lease. As of January 29, 2000, the guaranteed residual value of assets subject to this lease was $24,063,000.

Contingencies

    The Company is a defendant from time to time in lawsuits incidental to its business. Based on currently available information, the Company believes that resolution of all known contingencies is uncertain, and there can be no assurance that future costs related to such litigation would not be material to the Company's financial position or results of operations.

MICHAELS STORES, INC.
UNAUDITED SUPPLEMENTAL QUARTERLY FINANCIAL DATA
(In thousands except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
1999:
Net sales	$388,544	$359,124	$463,034	$671,820
Cost of sales and occupancy expense	262,547	244,859	307,270	429,528
Operating income	12,851	6,626	22,589	82,106
Net income	5,193	28	10,436	46,644
Earnings per common share:
Basic	$0.18	$0.00	$0.36	$1.58
Diluted	$0.18	$0.00	$0.34	$1.41
Common shares used in per share calculations:
Basic	28,584	28,748	29,183	29,511
Diluted(1)	29,239	30,447	30,933	33,669
1998:
Net sales	$335,770	$314,171	$382,841	$541,183
Cost of sales and occupancy expense	224,874	215,325	254,080	356,987
Operating income	12,547	5,621	17,145	53,799
Net income	5,501	634	7,256	30,210
Earnings per common share:
Basic	$0.19	$0.02	$0.25	$1.06
Diluted	$0.18	$0.02	$0.24	$0.99
Common shares used in per share calculations:
Basic	29,321	29,602	29,402	28,548
Diluted(1)	31,277	31,408	30,604	31,575

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

Date: April 28, 2000	MICHAELS STORES, INC.
	By:	/s/ R. MICHAEL ROULEAU R. Michael Rouleau Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ SAM WYLY Sam Wyly	Chairman of the Board of Directors	April 28, 2000
/s/ CHARLES J. WYLY, JR. Charles J. Wyly, Jr.	Vice Chairman of the Board of Directors	April 28, 2000
/s/ R. MICHAEL ROULEAU R. Michael Rouleau	Chief Executive Officer (Principal Executive Officer)	April 28, 2000
/s/ BRYAN M. DECORDOVA Bryan M. DeCordova	Executive Vice President— Chief Financial Officer (Principal Financial and Accounting Officer)	April 28, 2000
/s/ F. JAY TAYLOR F. Jay Taylor	Director	April 28, 2000
/s/ RICHARD E. HANLON Richard E. Hanlon	Director	April 28, 2000
/s/ DONALD R. MILLER, JR. Donald R. Miller, Jr.	Director and Vice President— Market Development	April 28, 2000

Kelly Elliott	Director	April 28, 2000
/s/ MICHAEL C. FRENCH Michael C. French	Director	April 28, 2000
/s/ EVAN A. WYLY Evan A. Wyly	Director	April 28, 2000
/s/ RICHARD C. MARCUS Richard C. Marcus	Director	April 28, 2000
/s/ ELIZABETH A. VANSTORY Elizabeth A. VanStory	Director	April 28, 2000

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Bylaws of the Registrant, as amended and restated (previously filed as Exhibit 3.1 to Form 10-K for the year ended January 30, 1994, filed by Registrant on April 28, 1994, SEC File No. 000-11822) .
3.2	Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 2 to Form 8-A/A), filed by Registrant on March 24, 2000.
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3 to Form 8-A/A), filed by Registrant on March 24, 2000.
4.1	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to Form 10-K for the year ended January 30, 1994, filed by Registrant on April 28, 1994, SEC File No. 000-11822).
4.2	Indenture, dated as of January 22, 1993, between Michaels Stores, Inc. and NationsBank of Texas, N.A., as Trustee, including the form of 4 3/4%/6 3/4% Step-up Convertible Subordinated Note included therein (previously filed as Exhibit 19.1 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 29, 1993, SEC File No. 000-11822).
4.3	Indenture, dated as of June 21, 1996, between Michaels Stores, Inc. and The Bank of New York (previously filed as Exhibit 19.1 to Form 10-Q for the quarter ended July 28, 1996, filed by Registrant on September 11, 1996, SEC File No. 000-11822).
10.1	Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated, effective October 1, 1996 (previously filed as Exhibit 99.2 to Form 8-K, filed by Registrant on September 30, 1996, SEC File No. 000-11822).*
10.2	Michaels Stores, Inc. Employees 401(k) Trust, dated July 11, 1996 (previously filed as exhibit 99.3 to Form 8-K, filed by Registrant on September 30, 1996, SEC File No. 000-11822) .
10.3	Form of Indemnity Agreement between Michaels Stores, Inc. and certain officers and directors of the Registrant (previously filed as Exhibit 10.8 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 29, 1993, SEC File No. 000-11822).
10.4	Form of Employment Agreement between Michaels Stores, Inc. and Douglas B. Sullivan (previously filed as Exhibit 10.5 to Form 10-K for the year ended January 31, 1998, filed by Registrant on May 1, 1998, SEC File No. 000-11822).*
10.5	Michaels Stores, Inc. Amended and Restated Key Employee Stock Compensation Program (previously filed as Exhibit 10.9 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).*
10.6	Michaels Stores, Inc. Amended and Restated 1992 Non-Statutory Stock Option Plan (previously filed as Exhibit 99.1 to Form S-8 (No. 333-21407), filed by Registrant on February 7, 1997) .*
10.7	Michaels Stores, Inc. Amended and Restated 1994 Non-Statutory Stock Option Plan (previously filed as Exhibit 99.1 to Form S-8 (No. 333-21635), filed by Registrant on February 12, 1997) .*
10.8	Amended, Modified and Restated Master Lease Agreement, dated as of December 18, 1995, between Jacksonville Funding Corporation as Lessor and Michaels Stores, Inc. as Lessee (previously filed as Exhibit 10.17 to Form 10-K for the year ended January 28, 1996, filed by Registrant on April 29, 1996, SEC File No. 000-11822).

10.9	Amendment No. 1 to Amended, Modified and Restated Master Lease Agreement, dated as of April 22, 1996, between Jacksonville Funding Enterprises, LLC as Lessor and Michaels Stores, Inc. as Lessee (previously filed as Exhibit 10.13 to Form 10-K for the year ended January 31, 1998, filed by Registrant on May 1, 1998, SEC File No. 000-11822).
10.10	Amendment No. 2 to Amended, Modified and Restated Master Lease Agreement, dated as of July 11, 1996, between Jacksonville Funding Enterprises, LLC as Lessor and Michaels Stores, Inc. as Lessee (previously filed as Exhibit 10.14 to Form 10-K for the year ended January 31, 1998, filed by Registrant on May 1, 1998, SEC File No. 000-11822).
10.11	Amendment No. 3 to Amended, Modified and Restated Master Lease Agreement, dated as of August 15, 1996, between Jacksonville Funding Enterprises, LLC as Lessor and Michaels Stores, Inc. as Lessee (previously filed as Exhibit 10.15 to Form 10-K for the year ended January 31, 1998, filed by Registrant on May 1, 1998, SEC File No. 000-11822).
10.12	Amendment No. 4 to Amended, Modified and Restated Master Lease Agreement and Waiver, dated as of March 11, 1997, between Jacksonville Funding Enterprises, LLC as Lessor and Michaels Stores, Inc. as Lessee (previously filed as Exhibit 10.17 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).
10.13	Amendment No. 5 to Amended, Modified and Restated Master Lease Agreement, dated as of October 26, 1999, between Jacksonville Funding Enterprises, LLC as Lessor and Michaels Stores, Inc. as Lessee (Filed herewith).
10.14	Consulting Agreement, dated as of October 1, 1996, between Michaels Stores, Inc. and Michael C. French (previously filed as Exhibit 10.17 to Form 10-K for the year ended January 31, 1998, filed by Registrant on May 1, 1998, SEC File No. 000-11822). *
10.15	Term Lease Master Agreement between IBM Credit Corporation as Lessor and Michaels Stores, Inc. as Lessee (previously filed as Exhibit 10.18 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).
10.16	Common Stock and Warrant Agreement, dated as of October 16, 1984, between Michaels Stores, Inc. and Peoples Restaurants, Inc., including form of Warrant (previously filed as Exhibit 4.2 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 29, 1993, SEC File No. 000-11822).
10.17	First Amendment to Common Stock and Warrant Agreement, dated October 31, 1984, between The First Dallas Group, Ltd. and Michaels Stores, Inc. (previously filed as Exhibit 4.3 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 29, 1993, SEC File No. 000-11822).
10.18	Second Amendment to Common Stock and Warrant Agreement, dated November 28, 1984, between First Dallas Investments-Michaels I, Ltd. and Michaels Stores, Inc. (previously filed as Exhibit 4.4 to Form 10-K for the year ended January 31,1993, filed by Registrant on April 29, 1993, SEC File No. 000-11822).
10.19	Third Amendment to Common Stock and Warrant Agreement, dated February 27, 1985, between First Dallas Investments-Michaels I, Ltd., The First Dallas Group, Ltd., Sam Wyly, Charles J. Wyly, Jr. and Michaels Stores, Inc. (previously filed as Exhibit 10.23 to Form S-1 (No. 33-09456), filed by Registrant on October 14, 1986).
10.20	Amendment to Common Stock and Warrant Agreement, dated as of September 1, 1992, between Michaels Stores, Inc. and the other parties named therein (previously filed as Exhibit 4.8 to Form S-8 (No. 33-54726), filed by Registrant on November 20, 1992).

10.21	Bonus Plan for Officers and Employees (Filed herewith).*
10.22	Employment Agreement, effective as of April 29, 1997, between Michaels Stores, Inc. and R. Michael Rouleau (previously filed as Exhibit 10.32 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).*
10.23	Michaels Stores, Inc. 1997 Employees Stock Purchase Plan (previously filed as Exhibit 10.33 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).*
10.24	Michaels Stores, Inc. 1997 Stock Option Plan (previously filed as Exhibit 10.2 to Form 10-Q for quarter ended May 3, 1997, filed by Registrant on June 17, 1997, SEC File No. 000-11822) .*
10.25	Revolving Credit Agreement, dated as of August 28, 1998, among Michaels Stores, Inc., BankBoston, N.A. and the other lenders named therein (previously filed as Exhibit 4 to Form 10-Q for quarter ended August 1, 1998, filed by Registrant on September 15, 1998, SEC File No. 000-11822).
10.26	First Amendment to Revolving Credit Agreement, dated as of October 20, 1999, among Michaels Stores, Inc., BankBoston, N.A. and the other lenders named therein (Filed herewith).
10.27	Stock Purchase Agreement, dated as of March 29, 1996, between Michaels Stores, Inc. and Quayle Limited (previously filed as Exhibit 4.7 to Form 10-K for the year ended January 28, 1996, filed by Registrant on April 29, 1996, SEC File No. 000-11822).
10.28	Stock Purchase Agreement, dated as of March 29, 1996, between Michaels Stores, Inc. and Locke Limited (previously filed as Exhibit 4.8 to Form 10-K for the year ended January 28, 1996, filed by Registrant on April 29, 1996, SEC File No. 000-11822).
10.29	Stock Purchase Agreement, dated as of March 29, 1996, between Michaels Stores, Inc. and Fugue Limited (previously filed as Exhibit 4.9 to Form 10-K for the year ended January 28, 1996, filed by Registrant on April 29, 1996, SEC File No. 000-11822).
10.30	Option Agreement, dated as of December 23, 1996, between Michaels Stores, Inc. and Devotion Limited (previously filed as Exhibit 10.28 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).
10.31	Option Agreement, dated as of December 23, 1996, between Michaels Stores, Inc. and Elegance Limited (previously filed as Exhibit 10.29 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).
10.32	Michaels Stores, Inc. Deferred Compensation Plan, dated as of August 1, 1999 (Filed herewith).*
21.1	Subsidiaries of Michaels Stores, Inc. (Filed herewith).
23.1	Consent of Ernst & Young LLP (Filed herewith).
27.1	Financial Data Schedule (Filed herewith).

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c).

QuickLinks

PART I
PART II
PART III
PART IV
SIGNATURES
INDEX TO EXHIBITS