Form 10-Q
period 2000-04-29
MICHAELS STORES INC
filed 2000-06-13
CIK 740670

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the quarterly period ended April 29, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from      to

Commission file number 0-11822

MICHAELS STORES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1943604 (I.R.S. employer identification number)

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

    Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

Title	Shares Outstanding as of June 7, 2000
Common Stock, par value $.10 per share	33,215,489

MICHAELS STORES, INC.
FORM 10-Q
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MICHAELS STORES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	April 29, 2000	January 29, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$99,300	$77,398
Merchandise inventories	638,920	615,065
Prepaid expenses and other	19,711	19,026
Deferred income taxes	12,030	11,498

Total current assets	769,961	722,987

Property and equipment, at cost	472,494	455,285
Less accumulated depreciation	(224,434)	(209,552)

	248,060	245,733

Costs in excess of net assets of acquired operations, net	123,828	124,766
Other assets	2,859	3,217

	126,687	127,983

Total assets	$1,144,708	$1,096,703

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$147,403	$124,828
Accrued liabilities and other	124,736	136,375
Income taxes payable	582	9,773

Total current liabilities	272,721	270,976

Senior notes	125,000	125,000
Convertible subordinated notes	96,935	96,940
Deferred income taxes	17,990	17,990
Other long-term liabilities	18,598	18,999

Total long-term liabilities	258,523	258,929

	531,244	529,905

Commitments and contingencies
Stockholders' equity:
Common stock, $.10 par value, 150,000,000 shares authorized; 31,543,326 and 31,573,113 shares issued, respectively	3,154	3,157
Additional paid-in capital	407,084	401,414
Retained earnings	203,226	194,138
Treasury stock, at cost, no shares and 1,509,000 shares, respectively	—	(31,911)

Total stockholders' equity	613,464	566,798

Total liabilities and stockholders' equity	$1,144,708	$1,096,703

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Quarter Ended
	April 29, 2000	May 1, 1999
Net sales	$472,548	$388,544
Cost of sales and occupancy expense	312,394	262,547

Gross profit	160,154	125,997
Selling, general and administrative expense	136,758	110,883
Store pre-opening costs	2,723	2,263

Operating income	20,673	12,851
Interest expense	5,520	5,438
Other (income) and expense, net	(989)	(963)

Income before income taxes	16,142	8,376
Provision for income taxes	6,458	3,183

Net income	$9,684	$5,193

Earnings per common share:
Basic	$0.32	$0.18

Diluted	$0.30	$0.18

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarter Ended
	April 29, 2000	May 1, 1999
Operating activities:
Net income	$9,684	$5,193
Adjustments:
Depreciation	15,456	11,648
Amortization	1,027	1,041
Other	433	222
Change in assets and liabilities:
Merchandise inventories	(23,855)	(3,941)
Prepaid expenses and other	(685)	(1,983)
Deferred income taxes and other	21	(2,661)
Accounts payable	22,575	29,825
Income taxes payable	(3,098)	(8,900)
Accrued liabilities and other	(12,467)	(7,572)

Net change in assets and liabilities	(17,509)	4,768

Net cash provided by operating activities	9,091	22,872

Investing activities:
Additions to property and equipment	(17,220)	(20,008)
Net proceeds from sales of property and equipment	24	51

Net cash used in investing activities	(17,196)	(19,957)

Financing activities:
Payment of other long-term liabilities	(1,473)	(1,454)
Proceeds from stock options exercised	31,285	679
Proceeds from issuance of common stock and other	195	(37)

Net cash provided by (used in) financing activities	30,007	(812)

Net increase in cash and equivalents	21,902	2,103
Cash and equivalents at beginning of year	77,398	96,124

Cash and equivalents at end of period	$99,300	$98,227

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended April 29, 2000
(Unaudited)

Note A—Basis of Presentation

    The accompanying consolidated financial statements are unaudited (except for the Consolidated Balance Sheet as of January 29, 2000) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, the results of operations for the three months ended April 29, 2000 are not indicative of the results to be expected for the entire year. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 29, 2000.

Note B—Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per common share:

	Quarter Ended
	April 29, 2000	May 1, 1999
	(In thousands, except per share data)
Numerator:
Net income	$9,684	$5,193

Denominator:
Denominator for basic earnings per share-weighted average shares	30,597	28,584
Effect of dilutive securities:
Employee stock options	1,720	655

Denominator for diluted earnings per share-weighted average shares adjusted for dilutive securities	32,317	29,239

Basic earnings per common share	$0.32	$0.18

Diluted earnings per common share	$0.30	$0.18

Note C—Subsequent Events

    On June 9, 2000, the Company called for the redemption on June 29, 2000 of the Company's 4.75%/6.75% Step-up Convertible Subordinated Notes Due 2003 (the "Securities"). The aggregate principal amount of the Securities outstanding is $96,935,000. The holders may convert their Securities into shares of Michaels common stock prior to 5:00 p.m., Eastern Time, on June 22, 2000, at a price of $38.00 per share. Alternatively, holders may have their Securities redeemed on June 29, 2000 at a total redemption price of $1,051.25 per $1,000 principal amount of Securities, including a premium for early redemption and accrued interest. Securities not surrendered for conversion by June 22, 2000 will be automatically redeemed on June 29, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Certain statements contained in this discussion and analysis which are not historical facts are forward looking statements that involve risks and uncertainties, including, but not limited to, customer demand and trends in the arts and crafts industry, related inventory risks due to shifts in customer demand, the effect of economic conditions, the impact of competitors' locations or pricing, the effectiveness of advertising strategies, the availability of acceptable real estate locations for new stores, difficulties with respect to new information system technologies, supply constraints or difficulties, the results of financing efforts, and other risks detailed in our Securities and Exchange Commission filings.

Results of Operations

    The following table sets forth the percentage relationship to net sales of each line item of our Consolidated Statements of Income. This table should be read in conjunction with the following discussion and with our Consolidated Financial Statements, including the related notes.

	Quarter Ended
	April 29, 2000	May 1, 1999
Net sales	100.0%	100.0%
Cost of sales and occupancy expense	66.1	67.6

Gross profit	33.9	32.4
Selling, general and administrative expense	28.9	28.5
Store pre-opening costs	0.6	0.6

Operating income	4.4	3.3
Interest expense	1.2	1.4
Other (income) and expense, net	(0.2)	(0.2)

Income before income taxes	3.4	2.1
Provision for income taxes	1.4	0.8

Net income	2.0%	1.3%

Quarter Ended April 29, 2000, Compared to the Quarter Ended May 1, 1999

    Net sales for the three months ended April 29, 2000 increased $84.0 million, or 22%, over the three months ended May 1, 1999. At the end of the first quarter of fiscal 2000, we operated 585 Michaels and 97 Aaron Brothers stores. The results for the first quarter of fiscal 2000 included sales from 61 Michaels and 17 Aaron Brothers stores that were opened during the 12-month period ended April 29, 2000, more than offsetting lost sales from 5 Michaels and no Aaron Brothers store closures. Sales at the new stores (net of closures) during the first quarter of fiscal 2000 accounted for $56.5 million of the increase in net sales. Same-store sales increased 7% in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999, which contributed $27.5 million to the net sales increase. The improvement in same-store sales was due to a strong performance in our core categories of ribbon, general crafts, art supplies, seasonal and framing. Going forward, we expect to achieve same-store sales increases for the remainder of fiscal 2000, taken as a whole. Our ability to generate same-store sales increases is dependent, in part, on our ability to continue to improve store in-stock positions on the top-selling items, to properly allocate seasonal merchandise to the stores based upon anticipated sales trends utilizing POS rate of sale information, and the success of our sales promotion efforts.

    Cost of sales and occupancy expense, as a percentage of net sales, for the first quarter of fiscal 2000 was 66.1%, a decrease of 1.5% from the first quarter of fiscal 1999. This decrease was primarily attributable to improved initial markup on inventories and improvements from our advertising strategy resulting in a decrease in promotional markdowns, partially offset by higher occupancy costs associated with new and relocated stores.

    Selling, general and administrative expense, as a percentage of net sales, increased by 0.4% in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. This increase resulted principally from expenses associated with the identification and implementation of improvements to our supply chain, partially offset by improved expense leverage in store payroll and related expenses.

    Store pre-opening costs remained constant as a percentage of net sales in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999, as we opened or relocated 30 Michaels and 2 Aaron Brothers stores in the first quarter of fiscal 2000 compared to 26 Michaels and 3 Aaron Brothers stores in the first quarter of fiscal 1999.

    Operating income, as a percentage of net sales, increased by 1.1% in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. This improvement represents a 61% increase in operating income over the first quarter of fiscal 1999, on a 22% increase in net sales during the same period, to $20.7 million for the first quarter of fiscal 2000 compared to $12.9 million for the first quarter of fiscal 1999.

    Interest expense (net of interest income), as a percentage of net sales, decreased by 0.2% in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. This decrease resulted from a leveraging of interest expense on expanded sales.

    In fiscal 2000, the effective tax rate increased to 40% from 38% in the first quarter of fiscal 1999, as the Company reduced the valuation allowance for net operating losses in fiscal 1999.

Liquidity and Capital Resources

    Cash flow provided by operating activities during the first quarter of fiscal 2000 was $9.1 million, compared with $22.9 million during the first quarter of fiscal 1999. This decrease was principally due to increased merchandise inventories, which increased 4% since January 29, 2000, primarily because of the addition of 26 Michaels and 2 Aaron Brothers stores during the first quarter of fiscal 2000. Inventories per Michaels store at April 29, 2000 increased 11% from May 1, 1999. This increase in average inventory per store resulted from our efforts to achieve same-store sales increases by maintaining a good store in-stock position. Our plans are to continue to refine our basic inventory levels carried in our distribution centers and stores, striving to find the right balance of safety stock. By year-end, we believe our per store inventories will be approximately 5% below fiscal 1999 year-end levels.

    We opened 26 Michaels and 2 Aaron Brothers stores and relocated 4 Michaels and no Aaron Brothers stores during the first quarter of fiscal 2000. Capital expenditures for the newly opened stores amounted to approximately $10.5 million. Additional capital expenditures of approximately $6.7 million during the first quarter of fiscal 2000 related primarily to existing stores and various information systems enhancements. We expect additional capital expenditures during the remainder of fiscal 2000 to total approximately

$90 million, related primarily to costs for new stores, store relocations and remodeling, information systems, and various other projects.

    In fiscal 1999 and 1998, we repurchased 364,000 and 1,145,000 shares, respectively, of our common stock ("Common Stock") for an aggregate purchase price of $11.5 million and $20.4 million, respectively, and placed the shares in treasury. In the first quarter of fiscal 2000, we retired all of the Common Stock held in treasury.

    In the first quarter of fiscal 2000, proceeds from the exercise of employee stock options covering 1,471,529 shares of Common Stock amounted to $31.3 million.

    At April 29, 2000, we had working capital of $497.2 million, compared to $452.0 million at January 29, 2000. We currently have a bank credit facility (the "Credit Agreement") providing for an unsecured revolving line of credit of $100 million, which may be increased to $125 million under specific conditions. No borrowings were outstanding under the Credit Agreement at April 29, 2000 or at May 1, 1999. We believe that our available cash, funds generated by operating activities, funds available under our Credit Agreement and proceeds from the exercise of stock options will be sufficient to fund anticipated capital expenditures, working capital requirements and the redemption of convertible subordinated notes announced on June 9, 2000 (see Note C—Subsequent Events, in the Notes to Consolidated Financial Statements in Item 1 of Part I).

MICHAELS STORES, INC.
FORM 10-Q
PART II—OTHER INFORMATION

Item 5. Other Information.

Stockholder Proposals for 2000 Annual Meeting

    Our annual stockholders meeting is scheduled for September 13, 2000. Proposals of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the annual meeting must have been received at our principal executive office no later than June 2, 2000. The deadline for providing timely notice of matters that stockholders otherwise desire to introduce at the annual meeting is July 2, 2000.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

  Exhibit 27—Financial Data Schedule.

  (b)
  Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended April 29, 2000. Subsequent to the end of the first quarter, the following report was filed:

  (i)
  Form 8-K, dated June 9, 2000, reporting Items 5 and 7, and filing Michaels Stores, Inc. Press Release dated June 9, 2000.

MICHAELS STORES, INC.
SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAELS STORES, INC.
By:	/s/ BRYAN M. DECORDOVA
Bryan M. DeCordova Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: June 13, 2000

EXHIBIT INDEX

Exhibit Number	Description	Page
27	Financial Data Schedule

QuickLinks

MICHAELS STORES, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
MICHAELS STORES, INC. FORM 10-Q PART II—OTHER INFORMATION
MICHAELS STORES, INC. SIGNATURES
EXHIBIT INDEX