Form 10-Q
period 2000-07-29
MICHAELS STORES INC
filed 2000-09-12
CIK 740670

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the quarterly period ended July 29, 2000

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

    Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

Title	Shares Outstanding as of September 8, 2000
Common Stock, par value $.10 per share	36,264,579

MICHAELS STORES, INC.
FORM 10-Q
PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 29, 2000	January 29, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$88,102	$77,398
Merchandise inventories	646,840	615,065
Prepaid expenses and other	20,772	19,026
Deferred income taxes and income taxes receivable	18,192	11,498

Total current assets	773,906	722,987

Property and equipment, at cost	493,874	455,285
Less accumulated depreciation	(236,328)	(209,552)

	257,546	245,733

Costs in excess of net assets of acquired operations, net	123,141	124,766
Other assets	3,448	3,217

	126,589	127,983

Total assets	$1,158,041	$1,096,703

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$109,040	$124,828
Accrued liabilities and other	124,406	136,375
Income taxes payable	—	9,773

Total current liabilities	233,446	270,976

Senior notes	125,000	125,000
Convertible subordinated notes	—	96,940
Deferred income taxes	17,990	17,990
Other long-term liabilities	19,484	18,999

Total long-term liabilities	162,474	258,929

	395,920	529,905

Commitments and contingencies
Stockholders' equity:
Common stock, $.10 par value, 150,000,000 shares authorized; 36,039,340 and 31,573,113 shares issued, respectively	3,604	3,157
Additional paid-in capital	549,516	401,414
Retained earnings	209,001	194,138
Treasury stock, at cost, no shares and 1,509,000 shares, respectively	—	(31,911)

Total stockholders' equity	762,121	566,798

Total liabilities and stockholders' equity	$1,158,041	$1,096,703

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Quarter Ended
	July 29, 2000	July 31, 1999
Net sales	$438,392	$359,124
Cost of sales and occupancy expense	294,721	244,859

Gross profit	143,671	114,265
Selling, general and administrative expense	127,971	104,425
Store pre-opening costs	2,225	3,214

Operating income	13,475	6,626
Interest expense	4,858	5,449
Other (income) and expense, net	(847)	(368)
Litigation settlement	—	1,500

Income before income taxes	9,464	45
Provision for income taxes	3,785	17

Net income	$5,679	$28

Earnings per common share:
Basic	$0.17	$0.00

Diluted	$0.16	$0.00

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Six Months Ended
	July 29, 2000	July 31, 1999
Net sales	$910,940	$747,668
Cost of sales and occupancy expense	607,115	507,406

Gross profit	303,825	240,262
Selling, general and administrative expense	264,729	215,308
Store pre-opening costs	4,948	5,477

Operating income	34,148	19,477
Interest expense	10,378	10,887
Other (income) and expense, net	(1,836)	(1,331)
Litigation settlement	—	1,500

Income before income taxes	25,606	8,421
Provision for income taxes	10,243	3,200

Net income	$15,363	$5,221

Earnings per common share:
Basic	$0.48	$0.18

Diluted	$0.45	$0.17

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended
	July 29, 2000	July 31, 1999
Operating activities:
Net income	$15,363	$5,221
Adjustments:
Depreciation	30,203	25,235
Amortization	2,054	2,081
Other	650	462
Change in assets and liabilities, excluding acquisitions:
Merchandise inventories	(30,749)	(78,956)
Prepaid expenses and other	(1,746)	(2,200)
Deferred income taxes and other	3,412	(2,973)
Accounts payable	(15,788)	40,670
Income taxes payable	(9,773)	(12,623)
Accrued liabilities and other	(9,007)	(2,640)

Net change in assets and liabilities	(63,651)	(58,722)

Net cash used in operating activities	(15,381)	(25,723)

Investing activities:
Additions to property and equipment	(40,735)	(41,843)
Net proceeds from sales of property and equipment	96	85
Acquisitions	(2,182)	—

Net cash used in investing activities	(42,821)	(41,758)

Financing activities:
Payment of other long-term liabilities	(3,011)	(2,934)
Redemption of convertible subordinated notes	(4,206)	—
Proceeds from stock options exercised	75,695	6,759
Proceeds from issuance of common stock and other	428	(60)

Net cash provided by financing activities	68,906	3,765

Net increase (decrease) in cash and equivalents	10,704	(63,716)
Cash and equivalents at beginning of period	77,398	96,124

Cash and equivalents at end of period	$88,102	$32,408

    See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended July 29, 2000
(Unaudited)

Note A—Basis of Presentation

    The accompanying consolidated financial statements are unaudited (except for the Consolidated Balance Sheet as of January 29, 2000) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, the results of operations for the three and six months ended July 29, 2000 are not indicative of the results to be expected for the entire year. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 29, 2000.

Note B—Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per common share:

	Quarter Ended		Six Months Ended
	July 29, 2000	July 31, 1999	July 29, 2000	July 31, 1999
	(In thousands, except per share data)
Numerator:
Net income	$5,679	$28	$15,363	$5,221

Denominator:
Denominator for basic earnings per share—weighted average shares	34,035	28,748	32,316	28,666
Effect of dilutive securities:
Employee stock options	1,382	1,699	1,551	1,177

Denominator for diluted earnings per share—weighted average shares adjusted for dilutive securities	35,417	30,447	33,867	29,843

Basic earnings per common share	$0.17	$0.00	$0.48	$0.18

Diluted earnings per common share	$0.16	$0.00	$0.45	$0.17

Note C—Redemption of the Convertible Subordinated Notes

    On June 9, 2000, the Company called for the redemption on June 29, 2000 of the convertible subordinated notes due January 15, 2003 (the "Securities"). The aggregate principal amount of the Securities outstanding was $96,935,000. The holders had the option to convert their Securities into shares of Michaels common stock prior to 5:00 p.m., Eastern Time, on June 22, 2000, at a price of $38.00 per share. Alternatively, holders could have their Securities redeemed on June 29, 2000 at a total redemption price of $1,051.25 per $1,000 principal amount of Securities, including a premium for early redemption and accrued interest.

    As a result, the majority of the Securities were surrendered by the June 22, 2000 conversion date and were converted into 2,445,565 shares of the Company's common stock. The remaining Securities were redeemed at a total redemption price of $4,206,051 on June 29, 2000. The loss from the redemption was not material.

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

	Quarter Ended		Six Months Ended
	July 29, 2000	July 31, 1999	July 29, 2000	July 31, 1999
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	67.2	68.2	66.6	67.9

Gross profit	32.8	31.8	33.4	32.1
Selling, general and administrative expense	29.2	29.1	29.1	28.8
Store pre-opening costs	0.5	0.9	0.6	0.7

Operating income	3.1	1.8	3.7	2.6
Interest expense	1.1	1.5	1.1	1.5
Other (income) and expense, net	(0.2)	(0.1)	(0.2)	(0.2)
Litigation settlement	—	0.4	—	0.2

Income before income taxes	2.2	0.0	2.8	1.1
Provision for income taxes	0.9	0.0	1.1	0.4

Net income	1.3%	0.0%	1.7%	0.7%

Quarter ended July 29, 2000, compared with the quarter ended July 31, 1999

    Net sales for the three months ended July 29, 2000 increased $79.3 million, or 22%, over the three months ended July 31, 1999. At the end of the second quarter of fiscal 2000, we operated 597 Michaels and 104 Aaron Brothers stores. The results for the second quarter of fiscal 2000 included sales from 68 Michaels and 22 Aaron Brothers stores that were opened or acquired during the 12-month period ended July 29, 2000, more than offsetting lost sales from 7 Michaels and no Aaron Brothers store closures. Sales at the new stores (net of closures) during the second quarter of fiscal 2000 accounted for $52.7 million of the increase in net sales. Same-store sales increased 8% in the second quarter of fiscal 2000 from the second quarter of fiscal 1999, which contributed $26.6 million to the net sales increase. The improvement in same-store sales was due to a strong performance in our core categories of ribbon, general crafts, art supplies, seasonal and framing. Going forward, we expect to achieve same-store sales increases for the remainder of fiscal 2000, taken as a whole. Our ability to continue to generate same-store sales increases is dependent, in part, on our ability to continue to maintain store in-stock positions on the top-selling items, to properly allocate seasonal merchandise to the stores based upon anticipated sales trends utilizing POS rate of sale information, and the success of our sales promotion efforts.

    Cost of sales and occupancy expense, as a percentage of net sales, for the second quarter of fiscal 2000 was 67.2%, a decrease of 1.0% compared to the second quarter of fiscal 1999. This decrease was primarily attributable to improved initial markup on inventories and improvements from our promotional strategy resulting in a decrease in promotional markdowns, partially offset by higher occupancy costs associated with new and relocated stores.

    Selling, general and administrative expense, as a percentage of net sales, increased by 0.1% in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999. This increase resulted principally from expenses associated with our supply chain initiative and increased advertising expenses, as a percentage of net sales, partially offset by improved expense leverage in depreciation and amortization expenses.

    Store pre-opening costs, as a percentage of net sales, decreased by 0.4% in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999, as we opened, acquired or relocated 19 Michaels and 8 Aaron Brothers stores in the second quarter of fiscal 2000 compared to 29 Michaels and 2 Aaron Brothers stores in the second quarter of fiscal 1999.

    Operating income, as a percentage of net sales, increased by 1.3% in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999. This improvement represents a 103% increase in operating income over the second quarter of fiscal 1999, on a 22% increase in net sales during the same period, to $13.5 million for the second quarter of fiscal 2000 compared to $6.6 million for the second quarter of fiscal 1999.

    Interest expense (net of interest income), as a percentage of net sales, decreased by 0.5% in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999. This decrease resulted from a leveraging of interest expense on expanded sales and the conversion and redemption of the convertible subordinated notes in June 2000.

    The effective tax rate for the second quarter of fiscal 2000 was 40% compared with 38% in the second quarter of fiscal 1999, due to the Company's reduction in the valuation allowance for net operating losses utilized in fiscal 1999.

Six months ended July 29, 2000, compared with the six months ended July 31, 1999

    Net sales for the six months ended July 29, 2000 increased $163.3 million, or 22%, over the six months ended July 31, 1999. At the end of the first six months of fiscal 2000, we operated 597 Michaels and 104 Aaron Brothers stores. The results for the first six months of fiscal 2000 included sales from 68 Michaels and 22 Aaron Brothers stores that were opened or acquired during the 12-month period ended July 29, 2000, more than offsetting lost sales from 7 Michaels and no Aaron Brothers store closures. Sales at the new stores (net of closures) during the first six months of fiscal 2000 accounted for $109.2 million of the increase in net sales. Same-store sales increased 7% in the first six months of fiscal 2000 from the first six months of fiscal 1999, which contributed $54.1 million to the net sales increase. The improvement in same-store sales was due to a strong performance in our core categories of ribbon, general crafts, art supplies, seasonal and framing.

    Cost of sales and occupancy expense, as a percentage of net sales, for the first six months of fiscal 2000 was 66.6%, a decrease of 1.3% compared to the first six months of fiscal 1999. This decrease was primarily attributable to improved initial markup on inventories and improvements from our promotional strategy resulting in a decrease in promotional markdowns, partially offset by higher occupancy costs associated with new and relocated stores.

    Selling, general and administrative expense, as a percentage of net sales, increased by 0.3% in the first six months of fiscal 2000 compared to the first six months of fiscal 1999. This increase resulted principally from expenses associated with our supply chain initiative and increased advertising expenses, as a percentage of net sales, partially offset by improved expense leverage in depreciation and amortization expenses.

    Store pre-opening costs, as a percentage of net sales, decreased by 0.1% in the first six months of fiscal 2000 compared to the first six months of fiscal 1999, as we opened, acquired or relocated 49 Michaels and 10 Aaron Brothers stores in the first six months of fiscal 2000 compared to 55 Michaels and 5 Aaron Brothers stores in the first six months of fiscal 1999.

    Operating income, as a percentage of net sales, increased by 1.1% in the first six months of fiscal 2000 compared to the first six months of fiscal 1999. This improvement represents a 75% increase in operating income over the first six months of fiscal 1999, on a 22% increase in net sales during the same period, to $34.1 million for the first six months of fiscal 2000 compared to $19.5 million for the first six months of fiscal 1999.

    Interest expense (net of interest income), as a percentage of net sales, decreased by 0.4% in the first six months of fiscal 2000 compared to the first six months of fiscal 1999. This decrease resulted from a leveraging of interest expense on expanded sales and the conversion and redemption of the convertible subordinated notes in June 2000.

    The effective tax rate for the first six months of fiscal 2000 was 40% compared with 38% in the first six months of fiscal 1999, due to the Company's reduction in the valuation allowance for net operating losses utilized in fiscal 1999.

Liquidity and Capital Resources

    Cash flow used in operating activities during the first six months of fiscal 2000 was $15.4 million, compared with cash flow used in operating activities of $25.7 million during the first six months of fiscal 1999. This improvement was principally due to a much smaller increase in merchandise inventories, which increased 5% since January 29, 2000, primarily because of the addition of 40 Michaels and 9 Aaron Brothers stores during the first six months of fiscal 2000. Inventories per Michaels store at July 29, 2000 decreased 1% from July 31, 1999. This decrease in average inventory per store resulted at the same time as we achieved same-store sales increases by maintaining a good store in-stock position. Our plans are to continue to refine our basic inventory levels carried in our distribution centers and stores, striving to find the right balance of safety stock. By year-end, we believe our per store inventories will be approximately 5% below fiscal 1999 year-end levels.

    We opened 39 Michaels and 9 Aaron Brothers stores and relocated 9 Michaels and 1 Aaron Brothers stores during the first six months of fiscal 2000. Capital expenditures for the newly opened stores amounted to approximately $25.8 million. Additional capital expenditures of approximately $14.9 million during the first six months of fiscal 2000 related primarily to existing stores and various information systems enhancements. We expect additional capital expenditures during the remainder of fiscal 2000 to total approximately $86 million, related primarily to costs for new stores, store relocations and remodeling, distribution facilities, information systems, and various other projects.

    In fiscal 1999 and 1998, we repurchased 364,000 and 1,145,000 shares, respectively, of our common stock ("Common Stock") for an aggregate purchase price of $11.5 million and $20.4 million, respectively, and placed the shares in treasury. In the first quarter of fiscal 2000, we retired all of the Common Stock held in treasury. Pursuant to a plan approved by the Board of Directors in July 1999 to repurchase up to 5,000,000 shares of Common Stock, subsequent to the end of the second quarter of fiscal 2000 through September 8, 2000, we repurchased and subsequently retired 694,000 shares of our Common Stock for an aggregate purchase price of $26.6 million.

    On June 9, 2000, the Company called for the redemption on June 29, 2000 of the convertible subordinated notes due January 15, 2003 (the "Securities"). The aggregate principal amount of the Securities outstanding was $96,935,000. The holders had the option to convert their Securities into shares of Common Stock by June 22, 2000, at a price of $38.00 per share. Alternatively, holders could have their Securities redeemed on June 29, 2000 at a total redemption price of $1,051.25 per $1,000 principal amount of Securities, including a premium for early redemption and accrued interest. The majority of the Securities were surrendered by the June 22, 2000 conversion date and were converted into 2,445,565 shares of Common Stock. The remaining Securities were redeemed at a total redemption price of $4.2 million on June 29, 2000. The loss from the redemption was not material.

    In the first six months of fiscal 2000, proceeds from the exercise of employee stock options covering 3,515,518 shares of Common Stock amounted to $75.7 million.

    At July 29, 2000, we had working capital of $540.5 million, compared to $452.0 million at January 29, 2000. We currently have a bank credit facility (the "Credit Agreement") providing for an unsecured revolving line of credit of $100 million, which may be increased to $125 million under specific conditions. No borrowings were outstanding under the Credit Agreement at July 29, 2000 or at July 31, 1999. We believe that our available cash, funds generated by operating activities, funds available under our Credit Agreement and proceeds from the exercise of stock options will be sufficient to fund anticipated capital expenditures and working capital requirements.

MICHAELS STORES, INC.
FORM 10-Q

PART II—OTHER INFORMATION

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

MICHAELS STORES, INC.
By:	/s/ BRYAN M. DECORDOVA Bryan M. DeCordova Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: September 12, 2000

EXHIBIT INDEX

Exhibit Number	Description	Page
27	Financial Data Schedule

QuickLinks

  (Mark One)
MICHAELS STORES, INC. FORM 10-Q PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements.
  Note A—Basis of Presentation
  Note B—Earnings Per Share
  Note C—Redemption of the Convertible Subordinated Notes
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Results of Operations
  Quarter ended July 29, 2000, compared with the quarter ended July 31, 1999
  Six months ended July 29, 2000, compared with the six months ended July 31, 1999
  Liquidity and Capital Resources
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.
MICHAELS STORES, INC. SIGNATURES
EXHIBIT INDEX