Form 10-Q
period 2000-10-28
MICHAELS STORES INC
filed 2000-12-12
CIK 740670

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

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2000
                                       OR

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

    Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                                                         SHARES OUTSTANDING AS OF
                    TITLE                                    DECEMBER 8, 2000
                    -----                                ------------------------
Common Stock, par value $.10 per share                          32,504,444

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             MICHAELS STORES, INC.
                                   FORM 10-Q
                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             MICHAELS STORES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                              OCTOBER 28,   JANUARY 29,
                                                                 2000          2000
                                                              -----------   -----------
                                                              (Unaudited)
                           ASSETS
CURRENT ASSETS:
  Cash and equivalents......................................  $   24,079    $   77,398
  Merchandise inventories...................................     760,230       615,065
  Prepaid expenses and other................................      22,659        19,026
  Deferred income taxes and income taxes receivable.........      12,153        11,498
                                                              ----------    ----------
    Total current assets....................................     819,121       722,987
                                                              ----------    ----------
PROPERTY AND EQUIPMENT, AT COST.............................     519,276       455,285
Less accumulated depreciation...............................    (249,599)     (209,552)
                                                              ----------    ----------
                                                                 269,677       245,733
                                                              ----------    ----------
COSTS IN EXCESS OF NET ASSETS OF ACQUIRED OPERATIONS, NET...     122,198       124,766
OTHER ASSETS................................................       5,663         3,217
                                                              ----------    ----------
                                                                 127,861       127,983
                                                              ----------    ----------
Total assets................................................  $1,216,659    $1,096,703
                                                              ==========    ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  190,065    $  124,828
  Accrued liabilities and other.............................     152,584       136,375
  Borrowings under the Credit Agreement.....................      10,200            --
  Income taxes payable......................................       3,352         9,773
                                                              ----------    ----------
    Total current liabilities...............................     356,201       270,976
                                                              ----------    ----------
SENIOR NOTES................................................     125,000       125,000
CONVERTIBLE SUBORDINATED NOTES..............................          --        96,940
DEFERRED INCOME TAXES.......................................      17,990        17,990
OTHER LONG-TERM LIABILITIES.................................      21,788        18,999
                                                              ----------    ----------
    Total long-term liabilities.............................     164,778       258,929
                                                              ----------    ----------
                                                                 520,979       529,905
                                                              ----------    ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value, 150,000,000 shares
    authorized; 34,058,598 and 31,573,113 shares issued,
    respectively............................................       3,406         3,157
  Additional paid-in capital................................     468,254       401,414
  Retained earnings.........................................     224,020       194,138
  Treasury stock, at cost, no shares and 1,509,000 shares,
    respectively............................................          --       (31,911)
                                                              ----------    ----------
    Total stockholders' equity..............................     695,680       566,798
                                                              ----------    ----------
Total liabilities and stockholders' equity..................  $1,216,659    $1,096,703
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                    QUARTER ENDED
                                                              -------------------------
                                                              OCTOBER 28,   OCTOBER 30,
                                                                 2000          1999
                                                              -----------   -----------
NET SALES...................................................    $526,504      $463,034
Cost of sales and occupancy expense.........................     344,831       307,270
                                                                --------      --------
GROSS PROFIT................................................     181,673       155,764
Selling, general and administrative expense.................     148,258       129,099
Store pre-opening costs.....................................       3,643         4,076
                                                                --------      --------
OPERATING INCOME............................................      29,772        22,589
Interest expense............................................       3,794         5,891
Other (income) and expense, net.............................        (622)         (134)
                                                                --------      --------
INCOME BEFORE INCOME TAXES..................................      26,600        16,832
Provision for income taxes..................................      10,640         6,396
                                                                --------      --------
NET INCOME..................................................    $ 15,960      $ 10,436
                                                                ========      ========

EARNINGS PER COMMON SHARE:
  Basic.....................................................    $   0.45      $   0.36
                                                                ========      ========
  Diluted...................................................    $   0.44      $   0.34
                                                                ========      ========

          See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                  NINE MONTHS ENDED
                                                              -------------------------
                                                              OCTOBER 28,   OCTOBER 30,
                                                                 2000          1999
                                                              -----------   -----------
NET SALES...................................................  $1,437,444    $1,210,702
Cost of sales and occupancy expense.........................     951,946       814,676
                                                              ----------    ----------
GROSS PROFIT................................................     485,498       396,026
Selling, general and administrative expense.................     412,987       344,407
Store pre-opening costs.....................................       8,591         9,553
                                                              ----------    ----------
OPERATING INCOME............................................      63,920        42,066
Interest expense............................................      14,172        16,778
Other (income) and expense, net.............................      (2,458)       (1,465)
Litigation settlement.......................................          --         1,500
                                                              ----------    ----------
INCOME BEFORE INCOME TAXES..................................      52,206        25,253
Provision for income taxes..................................      20,883         9,596
                                                              ----------    ----------
NET INCOME..................................................  $   31,323    $   15,657
                                                              ==========    ==========

EARNINGS PER COMMON SHARE:
  Basic.....................................................  $     0.94    $     0.54
                                                              ==========    ==========
  Diluted...................................................  $     0.90    $     0.52
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                  NINE MONTHS ENDED
                                                              -------------------------
                                                              OCTOBER 28,   OCTOBER 30,
                                                                 2000          1999
                                                              -----------   -----------
OPERATING ACTIVITIES:
  Net income................................................   $  31,323     $  15,657
  Adjustments:
    Depreciation............................................      45,450        38,672
    Amortization............................................       3,085         3,129
    Other...................................................         874           700
    Change in assets and liabilities, excluding
      acquisitions:
      Merchandise inventories...............................    (144,139)     (174,654)
      Prepaid expenses and other............................      (3,633)       (4,702)
      Deferred income taxes and other.......................         245        (3,311)
      Accounts payable......................................      65,237        72,276
      Income taxes payable..................................       3,416        (4,526)
      Accrued liabilities and other.........................      19,337        19,638
                                                               ---------     ---------
        Net change in assets and liabilities................     (59,537)      (95,279)
                                                               ---------     ---------
        Net cash provided by (used in) operating
          activities........................................      21,195       (37,121)
                                                               ---------     ---------

INVESTING ACTIVITIES:
  Additions to property and equipment.......................     (68,185)      (69,121)
  Net proceeds from sales of property and equipment.........         108            94
  Acquisitions..............................................      (2,182)           --
                                                               ---------     ---------
        Net cash used in investing activities...............     (70,259)      (69,027)
                                                               ---------     ---------

FINANCING ACTIVITIES:
  Net borrowings under the Credit Agreement.................      10,200        28,300
  Payment of other long-term liabilities....................      (4,341)       (4,440)
  Redemption of convertible subordinated notes..............      (4,206)           --
  Acquisition of treasury stock.............................     (95,575)      (11,539)
  Proceeds from stock options exercised.....................      89,027        19,316
  Proceeds from issuance of common stock and other..........         640           (14)
                                                               ---------     ---------
        Net cash (used in) provided by financing
          activities........................................      (4,255)       31,623
                                                               ---------     ---------

NET DECREASE IN CASH AND EQUIVALENTS........................     (53,319)      (74,525)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.................      77,398        96,124
                                                               ---------     ---------
CASH AND EQUIVALENTS AT END OF PERIOD.......................   $  24,079     $  21,599
                                                               =========     =========

          See accompanying notes to consolidated financial statements.

                             MICHAELS STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   For the Nine Months Ended October 28, 2000

                                  (Unaudited)

NOTE A--BASIS OF PRESENTATION

    The accompanying consolidated financial statements are unaudited (except for the Consolidated Balance Sheet as of January 29, 2000) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, the results of operations for the three and nine months ended October 28, 2000 are not indicative of the results to be expected for the entire year. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

NOTE B--EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per common share:

                                                          QUARTER ENDED             NINE MONTHS ENDED
                                                    -------------------------   -------------------------
                                                    OCTOBER 28,   OCTOBER 30,   OCTOBER 28,   OCTOBER 30,
                                                       2000          1999          2000          1999
                                                    -----------   -----------   -----------   -----------
                                                            (In thousands, except per share data)
NUMERATOR:
  Net income......................................    $15,960       $10,436       $31,323       $15,657
                                                      =======       =======       =======       =======

DENOMINATOR:
  Denominator for basic earnings per
    share-weighted average shares.................     35,673        29,183        33,435        28,838
  Effect of dilutive securities:
    Employee stock options........................        810         1,750         1,304         1,368
                                                      -------       -------       -------       -------
  Denominator for diluted earnings per
    share-weighted average shares adjusted for
    dilutive securities...........................     36,483        30,933        34,739        30,206
                                                      =======       =======       =======       =======
BASIC EARNINGS PER COMMON SHARE...................    $  0.45       $  0.36       $  0.94       $  0.54
                                                      =======       =======       =======       =======
DILUTED EARNINGS PER COMMON SHARE.................    $  0.44       $  0.34       $  0.90       $  0.52
                                                      =======       =======       =======       =======

    The Company's purchase and subsequent retirement of 2,907,700 shares of its common stock ("Common Stock") in the third quarter of fiscal 2000 reduced the number of weighted average shares outstanding by 1,012,351 shares for the third quarter of fiscal 2000 and 337,450 shares for the first nine months of fiscal 2000.

                             MICHAELS STORES, INC.

                   For the Nine Months Ended October 28, 2000

                                  (Unaudited)

NOTE C--REDEMPTION OF THE CONVERTIBLE SUBORDINATED NOTES

    On June 9, 2000, the Company called for the redemption on June 29, 2000 of the convertible subordinated notes due January 15, 2003 (the "Securities"). The aggregate principal amount of the Securities outstanding was $96,935,000. The holders had the option to convert their Securities into shares of Common Stock prior to 5:00 p.m., Eastern Time, on June 22, 2000, at a price of $38.00 per share. Alternatively, holders could have their Securities redeemed on June 29, 2000 at a total redemption price of $1,051.25 per $1,000 principal amount of Securities, including a premium for early redemption and accrued interest.

    As a result, the majority of the Securities were surrendered by the June 22, 2000 conversion date and were converted into 2,445,565 shares of Common Stock. The remaining Securities were redeemed at a total redemption price of $4,206,051 on June 29, 2000. The loss from the redemption was not material.

NOTE D--LEGAL PROCEEDINGS

    On May 2, 2000, Taiyeb Raniwala, a former assistant manager of the Company, filed a purported class action complaint (the "Raniwala Complaint") against the Company, on behalf of the Company's former and current assistant store managers. The Raniwala Complaint was filed in the Alameda County Superior Court and alleges the Company violated certain California laws by erroneously treating its assistant store managers as "exempt" employees who are not entitled to overtime compensation. The Raniwala Complaint seeks back wages, interest, penalties and attorneys' fees. A hearing for class certification is currently scheduled for June 29, 2001, and a trial is tentatively scheduled for February 25, 2002. The case is in the early phase of discovery. Although the Company believes it has certain meritorious defenses and intends to defend this lawsuit vigorously, there can be no assurance that it will be successful in such defense or that there will not be a materially adverse impact on the future operating results by the final resolution of the lawsuit.

    On April 14, 1999, Suzanne Collins, a former assistant manager of the Company's subsidiary, Aaron Brothers, Inc. ("Aaron Brothers"), filed a class action complaint (the "Collins Complaint") against Aaron Brothers on behalf of Aaron Brothers' former store managers, assistant store managers and managers-in-training. The Collins Complaint was filed in Los Angeles County Superior Court and alleges that Aaron Brothers violated certain California laws by erroneously treating its store managers, assistant store managers and managers-in-training as "exempt" employees who are not entitled to overtime compensation. The Collins Complaint seeks back wages, interest, penalties and attorneys' fees. A hearing for class certification is currently scheduled for March 22, 2001. A trial date has not yet been scheduled. The case is currently in the discovery phase. Although Aaron Brothers believes it has certain meritorious defenses and intends to defend this lawsuit vigorously, there can be no assurance that it will be successful in such defense or that there will not be a materially adverse impact on the future operating results by the final resolution of the lawsuit.

    The Company is a defendant from time to time in lawsuits incidental to its business. Based on currently available information, the Company believes that resolution of all known contingencies, including the litigation described above, is uncertain, and there can be no assurance that future costs of such litigation would not be material to the Company's financial position or results of operations.

                             MICHAELS STORES, INC.

                   For the Nine Months Ended October 28, 2000

                                  (Unaudited)

NOTE E--NEW ACCOUNTING PRONOUNCEMENTS

    During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which is effective for fiscal years beginning after December 15, 1999. SAB No. 101 provides guidance on the recognition, presentation, and disclosures of revenue in the financial statements. Implementation of SAB
No. 101 will result in a change in the Company's revenue recognition policy with respect to the sale of custom frames. Historically, the Company has recognized revenue for the sale of custom frames at the time the customer orders the frame. The Company will begin recognizing the sale of custom frames at the time the frame is picked up by the customer. The change in the Company's revenue recognition policy for the sale of custom frames will be reported as a cumulative effect of a change in accounting principle in the Company's Statements of Income included in its Annual Report on Form 10-K for the fiscal year ended February 3, 2001. The Company does not believe that the change in the revenue recognition policy for custom frame orders will have a material impact on its future operating results.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for certain types of hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which postponed the effective date of SFAS No. 133 for one year. The Company will adopt the requirements of SFAS No. 133 in its fiscal year beginning February 4, 2001. The Company currently believes the adoption of SFAS No. 133 will have no material impact on its operating results or financial position.

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

                                                              QUARTER ENDED             NINE MONTHS ENDED
                                                        -------------------------   -------------------------
                                                        OCTOBER 28,   OCTOBER 30,   OCTOBER 28,   OCTOBER 30,
                                                           2000          1999          2000          1999
                                                        -----------   -----------   -----------   -----------
NET SALES.............................................     100.0%        100.0%        100.0%        100.0%
Cost of sales and occupancy expense...................      65.5          66.3          66.2          67.3
                                                           -----         -----         -----         -----
GROSS PROFIT..........................................      34.5          33.7          33.8          32.7
Selling, general and administrative expense...........      28.2          27.9          28.7          28.4
Store pre-opening costs...............................       0.7           0.9           0.7           0.8
                                                           -----         -----         -----         -----
OPERATING INCOME......................................       5.6           4.9           4.4           3.5
Interest expense......................................       0.7           1.3           1.0           1.4
Other (income) and expense, net.......................      (0.1)         (0.0)         (0.2)         (0.1)
Litigation settlement.................................        --            --            --           0.1
                                                           -----         -----         -----         -----
INCOME BEFORE INCOME TAXES............................       5.0           3.6           3.6           2.1
Provision for income taxes............................       2.0           1.3           1.4           0.8
                                                           -----         -----         -----         -----
NET INCOME............................................       3.0%          2.3%          2.2%          1.3%
                                                           =====         =====         =====         =====

QUARTER ENDED OCTOBER 28, 2000, COMPARED WITH THE QUARTER ENDED OCTOBER 30, 1999

    Net sales for the three months ended October 28, 2000 increased
$63.5 million, or 14%, over the three months ended October 30, 1999. At the end of the third quarter of fiscal 2000, we operated 622 Michaels and 113 Aaron Brothers stores. The results for the third quarter of fiscal 2000 included sales from 67 Michaels and 24 Aaron Brothers stores that were opened and a wholesale operation that was acquired during the 12-month period ended October 28, 2000, more than offsetting lost sales from 7 Michaels and no Aaron Brothers store closures. Sales at the new stores (net of closures) and the acquired wholesale operation during the third quarter of fiscal 2000 accounted for $51.6 million of the increase in net sales. Same-store sales increased 3% in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999, which contributed $11.9 million to the net sales increase. The improvement in same-store sales was due to a strong performance in our core categories of ribbon, general crafts, art supplies, seasonal and framing. Going forward, we expect to achieve same-store sales increases for the remainder of fiscal 2000, taken as a whole. Our ability to continue to generate same-store sales increases is dependent, in part, on our ability to continue to maintain store in-stock positions on the top-selling items, to properly allocate seasonal merchandise to the stores based upon anticipated sales trends utilizing POS rate of sale information, and the success of our sales promotion efforts.

    Cost of sales and occupancy expense, as a percentage of net sales, for the third quarter of fiscal 2000 was 65.5%, a decrease of 0.8% compared to the third quarter of fiscal 1999. This decrease was primarily attributable to improved initial markup on inventories and improvements from our promotional strategy resulting in a decrease in promotional markdowns, partially offset by higher occupancy costs associated with new and relocated stores.

    Selling, general and administrative expense, as a percentage of net sales, increased by 0.3% in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. This increase resulted principally from expenses associated with our supply chain initiative and increased store payroll and related expenses, as a percentage of net sales, partially offset by improved expense leverage in advertising expenses.

    Store pre-opening costs, as a percentage of net sales, decreased by 0.2% in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999, as we opened, acquired or relocated 33 Michaels and 11 Aaron Brothers stores in the third quarter of fiscal 2000 compared to 37 Michaels and 10 Aaron Brothers stores in the third quarter of fiscal 1999.

    Operating income, as a percentage of net sales, increased by 0.7% in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. This improvement represents a 32% increase in operating income over the third quarter of fiscal 1999, on a 14% increase in net sales during the same period, to $29.8 million for the third quarter of fiscal 2000 compared to $22.6 million for the third quarter of fiscal 1999.

    Interest expense (net of interest income), as a percentage of net sales, decreased by 0.6% in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. This decrease resulted from a leveraging of interest expense on expanded sales and the conversion and redemption of the convertible subordinated notes in June 2000.

    The effective tax rate for the third quarter of fiscal 2000 was 40% compared with 38% in the third quarter of fiscal 1999 due to the Company's reduction in the valuation allowance for net operating losses utilized in fiscal 1999.

NINE MONTHS ENDED OCTOBER 28, 2000, COMPARED WITH THE NINE MONTHS ENDED
  OCTOBER 30, 1999

    Net sales for the nine months ended October 28, 2000 increased
$226.7 million, or 19%, over the nine months ended October 30, 1999. At the end of the first nine months of fiscal 2000, we operated 622 Michaels and 113 Aaron Brothers stores. The results for the first nine months of fiscal 2000 included sales from 67 Michaels and 24 Aaron Brothers stores that were opened and a wholesale operation that was acquired during the 12-month period ended
October 28, 2000, more than offsetting lost sales from 7 Michaels and no Aaron Brothers store closures. Sales at the new stores (net of closures) and the acquired wholesale operation during the first nine months of fiscal 2000 accounted for $160.7 million of the increase in net sales. Same-store sales increased 6% in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999, which contributed $66.0 million to the net sales increase. The improvement in same-store sales was due to a strong performance in our core categories of ribbon, general crafts, art supplies, seasonal and framing.

    Cost of sales and occupancy expense, as a percentage of net sales, for the first nine months of fiscal 2000 was 66.2%, a decrease of 1.1% compared to the first nine months of fiscal 1999. This decrease was primarily attributable to improved initial markup on inventories and improvements from our promotional strategy resulting in a decrease in promotional markdowns, partially offset by higher occupancy costs associated with new and relocated stores.

    Selling, general and administrative expense, as a percentage of net sales, increased by 0.3% in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999. This increase resulted principally from expenses associated with our supply chain initiative and increased store payroll and related expenses, as a percentage of net sales, partially offset by improved expense leverage in advertising, depreciation and amortization expenses.

    Store pre-opening costs, as a percentage of net sales, decreased by 0.1% in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999, as we opened, acquired or relocated 82 Michaels and 21 Aaron Brothers stores in the first nine months of fiscal 2000 compared to 92 Michaels and 15 Aaron Brothers stores in the first nine months of fiscal 1999.

    Operating income, as a percentage of net sales, increased by 0.9% in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999. This improvement represents a 52% increase in operating income over the first nine months of fiscal 1999, on a 19% increase in net sales during the same period, to $63.9 million for the first nine months of fiscal 2000 compared to $42.1 million for the first nine months of fiscal 1999.

    Interest expense (net of interest income), as a percentage of net sales, decreased by 0.5% in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999. This decrease resulted from a leveraging of interest expense on expanded sales and the conversion and redemption of the convertible subordinated notes in June 2000.

    The effective tax rate for the first nine months of fiscal 2000 was 40% compared with 38% in the first nine months of fiscal 1999 due to the Company's reduction in the valuation allowance for net operating losses utilized in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow provided by operating activities during the first nine months of fiscal 2000 was $21.2 million, compared with cash flow used in operating activities of $37.1 million during the first nine months of fiscal 1999. This improvement of $58.3 million was principally due to increased net income and lower purchases of merchandise inventories for the first nine months of fiscal 2000 compared with the first nine months of fiscal 1999. Inventories per Michaels store of $1,169,000 at October 28, 2000 increased slightly from $1,164,000 at October 30, 1999. Our plans are to continue to refine our basic inventory levels carried in our distribution centers and stores. By year-end, we believe our per store inventories will be approximately 5% below fiscal
1999 year-end levels.

    We opened 64 Michaels and 18 Aaron Brothers stores and relocated
17 Michaels and 3 Aaron Brothers stores during the first nine months of fiscal 2000. Capital expenditures for the newly opened stores amounted to approximately $45.8 million. Additional capital expenditures of approximately $22.4 million during the first nine months of fiscal 2000 related primarily to existing stores and various information systems enhancements. We expect additional capital expenditures during the remainder of fiscal 2000 to total approximately
$58.8 million, primarily related to costs for new stores, store relocations and remodeling, distribution facilities, information systems, and various other projects.

    In fiscal 1998, we repurchased and placed in treasury 1,145,000 shares of our common stock ("Common Stock") for an aggregate purchase price of $20.4 million. Pursuant to a plan approved by the Board of Directors in July 1999 to repurchase up to 5,000,000 shares of Common Stock, in fiscal 1999, we repurchased and placed in treasury 364,000 shares of Common Stock for an aggregate purchase price of $11.5 million. In the first quarter of fiscal 2000, we retired all of the Common Stock held in treasury. Subsequent to the first quarter of fiscal 2000, through December 8, 2000, we repurchased
4,477,700 shares of Common Stock pursuant to the 1999 repurchase plan for an aggregate purchase price of $134.9 million (average of $30.14 per share), of which 3,772,700 shares have been retired.

    On June 9, 2000, the Company called for the redemption on June 29, 2000 of the convertible subordinated notes due January 15, 2003 (the "Securities"). The aggregate principal amount of the Securities outstanding was $96,935,000. The holders had the option to convert their Securities into shares of Common Stock by June 22, 2000, at a price of $38.00 per share. Alternatively, holders could have their Securities redeemed on June 29, 2000 at a total redemption price of $1,051.25 per $1,000 principal amount of Securities, including a premium for early redemption and accrued interest. The majority of the Securities were surrendered by the June 22, 2000 conversion date and converted into 2,445,565 shares of Common Stock. The remaining Securities were redeemed at a total redemption price of $4.2 million on June 29, 2000. The loss from the redemption was not material.

    In the first nine months of fiscal 2000, proceeds from the exercise of employee stock options covering 4,436,268 shares of Common Stock amounted to $89.0 million.

    At October 28, 2000, we had working capital of $462.9 million, compared to $452.0 million at January 29, 2000. We currently have a bank credit facility (the "Credit Agreement") providing for an unsecured revolving line of credit of $100 million, which may be increased to $125 million under specific conditions. Borrowings outstanding under the Credit Agreement were $10.2 million as of October 28, 2000 and $28.3 million as of October 30, 1999. We believe that our available cash, funds generated by operating activities, funds available under our Credit Agreement, and proceeds from the exercise of stock options will be sufficient to fund anticipated capital expenditures and working capital requirements.

                             MICHAELS STORES, INC.
                                   FORM 10-Q
                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On May 2, 2000, Taiyeb Raniwala, a former assistant manager of the Company, filed a purported class action complaint (the "Raniwala Complaint") against the Company, on behalf of the Company's former and current assistant store managers. The Raniwala Complaint was filed in the Alameda County Superior Court and alleges the Company violated certain California laws by erroneously treating its assistant store managers as "exempt" employees who are not entitled to overtime compensation. The Raniwala Complaint seeks back wages, interest, penalties and attorneys' fees. A hearing for class certification is currently scheduled for June 29, 2001, and a trial is tentatively scheduled for February 25, 2002. The case is in the early phase of discovery. Although the Company believes it has certain meritorious defenses and intends to defend this lawsuit vigorously, there can be no assurance that it will be successful in such defense or that there will not be a materially adverse impact on the future operating results by the final resolution of the lawsuit.

    On April 14, 1999, Suzanne Collins, a former assistant manager of the Company's subsidiary, Aaron Brothers, Inc. ("Aaron Brothers"), filed a class action complaint (the "Collins Complaint") against Aaron Brothers on behalf of Aaron Brothers' former store managers, assistant store managers and managers-in-training. The Collins Complaint was filed in Los Angeles County Superior Court and alleges that Aaron Brothers violated certain California laws by erroneously treating its store managers, assistant store managers and managers-in-training as "exempt" employees who are not entitled to overtime compensation. The Collins Complaint seeks back wages, interest, penalties and attorneys' fees. A hearing for class certification is currently scheduled for March 22, 2001. A trial date has not yet been scheduled. The case is currently in the discovery phase. Although Aaron Brothers believes it has certain meritorious defenses and intends to defend this lawsuit vigorously, there can be no assurance that it will be successful in such defense or that there will not be a materially adverse impact on the future operating results by the final resolution of the lawsuit.

    The Company is a defendant from time to time in lawsuits incidental to its business. Based on currently available information, the Company believes that resolution of all known contingencies, including the litigation described above, is uncertain, and there can be no assurance that future costs of such litigation would not be material to the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The 2000 Annual Meeting of Stockholders of the Company was held on September 13, 2000. The following item of business was presented to the
Stockholders:

                             ELECTION OF DIRECTORS

    The two directors were elected as proposed in the Proxy Statement dated August 11, 2000 under the caption titled "Proposal No. 1: Election of Two Directors" as follows:

                                                                     TOTAL VOTE
                                                    TOTAL VOTE FOR    WITHHELD
                                                         EACH        FROM EACH                   BROKER
NAME                                                   DIRECTOR       DIRECTOR    ABSTENTIONS   NON-VOTES
----                                                --------------   ----------   -----------   ---------
Sam Wyly..........................................    31,328,255       907,346            --          --
Richard C. Marcus.................................    31,871,678       363,923            --          --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        3.1  Bylaws of the Registrant, as amended and restated.

        27  Financial Data Schedule.

    (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended October 28, 2000.

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

Dated: December 12, 2000

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION                             PAGE
       -------          ------------------------------------------------------------    ----
         3.1            Bylaws of the Registrant, as amended and restated.
          27            Financial Data Schedule