Form 10-K405
period 2001-02-03
MICHAELS STORES INC
filed 2001-04-30
CIK 740670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended February 3, 2001

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
Title of Each Class

Common Stock, Par Value $.10 per Share

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    As of April 20, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $958,799,607 based on the closing price of the Registrant's Common Stock on such date, $31.45, as reported on The Nasdaq Stock Market.

    As of April 20, 2001, 31,892,025 shares of the Registrant's Common Stock were outstanding.

PART I

ITEM 1. Business.

General

    Unless otherwise noted, all amounts contained in this document are as of February 3, 2001.

    With over $2.2 billion in sales in fiscal 2000, Michaels Stores, Inc. (together with its subsidiaries, unless the context otherwise requires, the "Company") is the largest national specialty retailer providing materials, ideas, and education for creative activities in home décor, art, and craft projects. As of April 20, 2001, we operate 642 Michaels retail stores in 48 states, as well as Canada and Puerto Rico, averaging 18,100 square feet of selling space, where we offer approximately 40,000 stock keeping units ("SKUs") including:

  •
  Products for the do-it-yourself home decorator, including picture framing materials and custom framing services, silk and dried floral products, and seasonal décor accents;

  •
  Art supplies, including memory books, surfaces and pads, brushes, paints, adhesives, and finishes; and

  •
  Craft supplies, including beads, jewelry, needlework and knitting supplies, and kid's craft materials.

    In addition, the Company's wholly-owned subsidiary, Aaron Brothers Inc. ("Aaron Brothers"), operates 122 stores as of April 20, 2001, primarily on the West Coast, averaging 5,900 square feet of selling space, where we offer an average of 7,900 SKUs including photo frames, a full line of ready-made frames, custom framing services, and a wide selection of art supplies.

    In May 2000, the Company acquired a single wholesale operation in Dallas, Texas, which it operates under the name of Star Decorators' Wholesale Warehouse ("Star Wholesale"). Star Wholesale features approximately 50,000 square feet of selling space and offers approximately 18,000 SKUs. This is a business to business strategy concept, the target customers of which are floral designers, interior decorators, event planners, and commercial businesses.

    Our mission is to help people express themselves creatively. Through our broad, in-stock product assortments, friendly and knowledgeable sales associates, educational in-store events, and project instruction displays, we offer an interactive shopping experience that encourages creativity. We design our stores to inspire shoppers to develop new décor and project ideas and to find the materials they need to successfully complete their projects. We offer classes and demonstrations that teach basic and advanced skills and provide hands-on experience in a community environment.

    During the early 1990s, we embarked on an aggressive national expansion program. By 1995, we had more than tripled our store base to over 500 stores through new store openings and acquisitions, accomplishing our goal of becoming the nation's largest specialty retailer in our industry. However, as a result of a lack of adequate information systems and infrastructure to support our rapid growth, our financial results began to weaken. In 1996, we hired Michael Rouleau, our President and Chief Executive Officer, who has focused on increasing the profitability of our existing stores by implementing a variety of operating initiatives. These initiatives included strengthening the quality and depth of our management team, installing point-of-sale ("POS") systems chainwide to record item-level sales, increasing the number of SKUs replenished from our distribution centers, standardizing our merchandise assortments and presentations across all stores, and eliminating non-core merchandise.

Industry Overview-Competition

    As the leading retailer providing materials, ideas, and education for creative activities in home décor, art, and craft projects, we believe that we are well positioned to benefit from several favorable consumer trends. Demographic changes, particularly an aging baby boomer population, and a favorable economic environment have led to increases in investment in the home and purchases of new homes, an increasing focus on home-based, family activities and the trend towards making (rather than buying) gift items. According to the industry study most recently published by the Hobby Industry Association, 70% of households surveyed had at least one member who engaged in a craft activity within the last year. While traditionally positioned in an estimated $10 billion arts and crafts industry, we compete across several additional industries, including home décor, party supplies, candles, photo frames, and custom framing. For example, approximately 46% of our sales are derived from three decorative categories—silk and dried flowers, picture framing, and seasonal products. When this broader focus is considered, a recently published research report estimates the market in which Michaels' products are sold at over $30 billion.

    The market in which we compete is highly fragmented, containing thousands of stores nationwide operated primarily by small, independent retailers. We are the largest and only national retailer dedicated to serving the arts and crafts market, and we believe that there are only four other major craft retailers in the United States with annual sales in excess of $100 million. Moreover, we believe that our fiscal 2000 sales were more than twice as large as those of our largest direct competitor. Customers tend to choose where to shop based upon store location, selection, price, quality of merchandise, availability of product, and customer service. We compete with many different types of retailers and classify our competition within the following categories:

  •
  Multi-store chains. This category includes several multi-store chains operating more than 35 stores in a region and comprises: Hobby Lobby, a chain which operates approximately 256 stores primarily in the Midwestern United States; A.C. Moore Arts & Crafts, Inc., a chain which operates approximately 53 stores in the mid-Atlantic and Northeast regions; Jo-Ann etc. (operated by Jo-Ann Stores, Inc.), which operates approximately 59 stores across the country; and Garden Ridge Corporation, which operates approximately 36 stores across the country. All of these chains are significantly smaller than Michaels with respect to number of stores and total net sales. While more sophisticated than the small, local specialty retailer, we believe none of these chains has systems, buying power, distribution, and advertising capabilities comparable to ours.

  •
  Small, local specialty retailers. This category includes thousands of local "Mom & Pop" art and craft retailers. Typically, these are single store operations managed by the owner. The stores generally offer a limited selection and have limited resources for advertising, purchasing, and distribution. Many of these stores have established a loyal customer base within a given community and compete on customer service.

  •
  Mass merchandisers. This category includes companies such as Wal-Mart Stores, Inc. and other mass merchandisers. These retailers typically dedicate only a small portion of their selling space to a limited selection of home décor, art and craft supplies, and seasonal merchandise. In addition, these mass merchandisers generally have limited customer service staffs with little or no experience in crafting projects.

Our Business Strategy

    Our objective is to increase our revenues and profits through the following strategies:

  •
  Increase Sales and Productivity of Existing Store Base. We believe there are significant opportunities to increase sales and productivity at our existing stores. Our goal is to offer customers a one-stop shopping solution for their creative activities. We are expanding and refining our product selection across key categories, enhancing our in-stock positions, and improving customer service. We are increasing our emphasis on in-store events, such as classes, project demonstrations, and Michaels' Kids Club activities, in order to increase customer traffic and frequency of visits.

  •
  Improve Supply Chain Management. We believe considerable efficiencies, cost reductions, and sales growth can be attained by improving the flow of merchandise from our suppliers to our stores. In fiscal 2000, we conducted an extensive study of our distribution facilities, processes and capabilities to identify opportunities within our supply chain and determine the resources necessary to capitalize on these opportunities and support the future growth of our Company.

  •
  Grow Sales Through New Michaels Store Openings. We opened 72 new Michaels retail stores in fiscal 2000. We plan to open approximately 75 new Michaels stores each year beginning in fiscal 2001 and extending into the foreseeable future. We have developed and are refining our Michaels store prototype to constantly incorporate improved merchandising techniques and store layouts. We believe the United States and Canadian markets can support up to 1,100 Michaels stores.

  •
  Expand Aaron Brothers Nationwide. During fiscal 2000, we opened 25 new Aaron Brothers stores. We plan to open approximately 20 new Aaron Brothers stores in fiscal 2001. Assuming successful openings in new markets, we plan to roll this concept out nationwide and open 25 to 75 new Aaron Brothers stores per year in each of the subsequent three fiscal years. We believe the United States and Canadian markets can support up to 600 Aaron Brothers stores.

  •
  Develop a Wholesale Business Concept. In May 2000, in connection with our strategy of developing a wholesale business concept, we acquired Star Wholesale in Dallas, Texas. The target customers for this concept are interior decorators/designers, wedding/event planners, florists, hotels, restaurants, and commercial display companies. This is a test concept that we see as yet another area in which we can expand our customer base, leverage our experience and vendor base, and add growth to our business.

  •
  Enhance the Michaels Website. We have created a Michaels.com division that is focused on developing and maintaining an innovative online experience for our customers. The primary focus of our Internet strategy is to provide information, ideas, and education about crafting and then to encourage consumers using our website to visit our retail stores to purchase the product they need for their projects. We look at our website as a permanent marketing tool for Michaels and we will use it to build our business and the industry. The secondary focus for our Michaels.com division is to offer merchandise for sale online.

Merchandising and Marketing

Product Selection

    Our Michaels store merchandising strategy is to provide a broad selection of products in an appealing store environment that emphasizes superior customer service. Each Michaels store offers approximately 40,000 SKUs in a number of product categories. The following table shows a breakdown of sales for Michaels stores by department as a percentage of total sales for fiscal 2000, 1999, and 1998:

	Fiscal Year
	2000	1999	1998
General crafts	27%	28%	29%
Picture framing	18	18	18
Silk and dried floral	17	17	18
Fine art materials	17	17	16
Hobby, party, and candles	10	11	11
Seasonal	11	9	8

	100%	100%	100%

    The merchandise offered within each major category is as follows:

  •
  Products for the do-it-yourself home decorator, including wall décor, candles, containers, baskets and potpourri; custom framing services, ready-made frames, mat boards, glass, backing materials and related supplies, framed art, and photo albums; and silk flowers, dried flowers and artificial plants sold separately or in ready-made and custom floral arrangements, all accessories needed for floral arranging and other floral items such as wreaths;

  •
  Art supplies, including memory book materials; surfaces and pads; adhesives and finishes; and pastels, watercolors, oil paints, acrylics, easels, brushes, paper, canvas, and stenciling materials; and

  •
  Craft supplies, including beads, wood, doll making supplies, jewelry making supplies, rubber stamps, apparel crafts, books and magazines, and plaster; needlecraft items including stitchery supplies, hand-knitting yarns, needles, canvas, and related supplies for needlepoint, embroidery and cross stitching, knitting, crochet, rug making kits, and quilt and afghan kits; ribbon and wedding accessories; gifts; hobby items including plastic model kits and related supplies, kids' craft materials, plush toys, and paint-by-number kits; party needs including paper party goods, balloons, gift wrap, candy making supplies, and cake decorating supplies; and candle making supplies.

    Our Michaels stores regularly feature seasonal merchandise that complements our core merchandising strategy. Seasonal merchandise is offered for several holiday periods, including Valentine's Day, Easter, Mother's Day, Halloween, Thanksgiving, and Christmas. For example, seasonal merchandise for the Christmas season includes home decorating components such as artificial trees, wreaths, candles, lights, and ornaments.

    During the Christmas selling season, a significant portion of floor and shelf space in a typical Michaels store is devoted to Christmas crafts, Christmas decorations and gift making merchandise. Because of the project-oriented nature of these products, the Christmas selling season begins in August and extends through December. Accordingly, a fully developed seasonal merchandising program, including inventory, merchandise layout and instructional ideas, is implemented in each Michaels store beginning in July of each year. This program requires additional inventory accumulation so that each store is fully stocked during the peak season to meet higher demand from increased customer traffic.

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

    Our Aaron Brothers stores offer on average 7,900 SKUs, including photo frames, a full line of ready-made frames, and a wide selection of art supplies and custom framing services. Our merchandising strategy for our Aaron Brothers stores is to provide guaranteed everyday low-priced custom framing services and selection, with a ten-day delivery guarantee. In addition, we strive to provide a fashion forward framing merchandise selection in an appealing environment with superior customer service.

Customer Service

    We believe that customer service is an important component of our merchandising strategy. Many of the craft supplies sold in Michaels stores can be assembled into unique end products with an appropriate amount of guidance and direction. Accordingly, Michaels has displays in every store in an effort to stimulate new project ideas and supplies free project sheets with detailed instructions on how to assemble the product. In addition, many Michaels sales associates are craft enthusiasts who are able to help customers with ideas and instructions. We periodically offer demonstrations and inexpensive classes in our stores as a means of promoting craft trends and expanding our customer base.

Advertising

    We focus on circular and newspaper advertising. We have found full-color circular advertising, primarily as an insert into newspapers, to be the most effective medium of advertising. Such circulars advertise numerous products in order to emphasize the wide selection of products available at Michaels stores. We believe that our ability to advertise through circulars and newspapers throughout the year in each of our markets provides us with an advantage over our smaller competitors.

Store Design and Operations

    Our store design encourages purchases in a friendly, interactive environment. Our Michaels stores average 18,100 square feet of selling space, and our Aaron Brothers stores average 5,900 square feet of selling space. Many of the craft supplies sold in our Michaels stores can be assembled into unique end products with an appropriate amount of guidance and direction. Accordingly, we display completed projects in every Michaels store in an effort to stimulate new project ideas and we supply free project sheets with detailed instructions on how to assemble the product.

    Store design is developed centrally and implemented at the store level through the use of "planograms" which provide store associates with detailed descriptions and illustrations with respect to store layout and merchandise presentation. Planograms are also used to cluster various products that can be combined to create individual projects.

    We strive to complement our innovative store design with superior customer service to provide an enjoyable shopping experience. We believe that prompt, knowledgeable, and enthusiastic service fosters customer loyalty and can differentiate us from our competition. Many of our sales associates are craft enthusiasts who are able to help customers with ideas and instructions.

    A Michaels store is typically managed by a store manager, one assistant manager, and three department managers. The field organization for Michaels is headed by an executive vice president and is divided into four geographic zones. Each zone has its own vice president, loss prevention manager, human resources manager, and 12 to 13 district managers. There are a total of 50 districts. Typically, an Aaron Brothers store is managed by a store manager and one to two assistant managers. The field organization for Aaron Brothers is headed by a divisional vice president and is divided into 10 districts, each with a district manager. We believe this organizational structure enhances the communication among the individual stores and between the stores and corporate headquarters.

Purchasing

    We purchase merchandise from over 1,400 suppliers. We believe that our buying power and ability to make centralized purchases enable us to acquire products on favorable terms. Central merchandising management teams for Michaels and Aaron Brothers negotiate with vendors on behalf of all their stores in order to obtain the lowest net merchandise costs and improve control over product mix and inventory. In fiscal 2000, Michaels' top 10 vendors accounted for approximately 19% of total purchases with no single vendor accounting for more than 4% of total purchases.

    In addition to purchasing from outside suppliers, our Michaels and Aaron Brothers stores purchase ready-made frames from our manufacturing division. This division, which also manufactures and sells custom framing materials and services to our stores, consists of a manufacturing facility and three regional processing centers to support the retail stores.

    Substantially all of the products sold in Michaels stores are manufactured in the United States, the Far East, Canada, and Mexico. Goods manufactured in the Far East generally require long lead times and are ordered four to six months in advance of delivery. Those products are either imported directly by us or acquired from distributors based in the United States. In all cases, purchases are denominated in United States dollars (or Canadian dollars for purchases of certain items delivered directly to stores in Canada).

    Our in-store merchandise assortments are selected by our centralized buying staff. Approximately 75% of our SKUs are carried year round and are considered basic items. These items are reordered by the stores on a weekly basis via a radio frequency handheld ordering device, or "RF gun," and an in-store back-office computer. The in-store computer then generates an order to be faxed to a vendor for SKUs not carried in our distribution centers or transmits a replenishment order to the general office for items carried in our distribution centers.

    Late in fiscal 1998, we enhanced the RF gun software to provide the store order specialists with store specific sales history for any item. Early in fiscal 1999, store order specialists were given revised ordering procedures that encompassed the new expanded capability of the RF gun. Consequently, the associate reordering merchandise had both the on-hand quantity and the sales history data at the time they were determining the order quantity. In fiscal 2000, additional functionality was added to the RF gun to provide a recommended order quantity for selected items. Further enhancements are anticipated during fiscal 2001.

Distribution

    We currently operate a distribution system that supplies our Michaels stores with merchandise, including substantially all seasonal and promotional items. Our distribution centers are located in Texas, California, Kentucky, and Florida. In fiscal 2000, we initiated an expansion of our California distribution center, and in fiscal 2001, we will begin building a new distribution facility in the Northeast. These projects, to be completed in fiscal 2002, will add approximately 1.1 million square feet to our current 1.8 million square feet of capacity. Michaels stores generally receive deliveries from the distribution centers each week through an internal distribution network using contract carriers. Aaron Brothers stores receive merchandise from their dedicated distribution center located in the Los Angeles, California area. Star Wholesale receives its merchandise from direct vendor shipments.

    We believe that our distribution system, with its planned expansion, will allow us to maintain sufficient inventory in each store to meet our customers' demands while controlling our overall investment in inventory. We believe our distribution network provides us with an advantage over our competitors, and we intend to increase the amount of goods processed through our distribution system to reduce our supply chain costs and more effectively manage our investment in inventories.

    Approximately 57% of Michaels stores' merchandise is shipped through the Michaels distribution system, with the remainder being shipped directly from vendors. Approximately 63% of Aaron Brothers stores' merchandise is shipped through the Aaron Brothers distribution center, with the remainder being shipped directly from vendors. Each Aaron Brothers store is systematically restocked on a weekly or biweekly basis.

Inventory Management

    Our primary objectives for inventory management are maximizing the efficiency of the flow of product to the stores, improving store in-stock position, improving store labor efficiency, and optimizing overall investment in inventory. We manage our inventory in several ways, including: weekly tracking of inventory status; the use of planograms to control the merchandise assortment; the use of store level RF guns to order merchandise based on store specific rate of sale for each SKU; and the review of item-level sales information in order to track the sell-through of seasonal and promotional items and to plan our assortments. The data that we are obtaining from our POS system is an integral component in the inventory management process. In addition, inventories are verified through periodic physical counts conducted throughout the year on a rotating systematic schedule. We anticipate that the additional information on SKU-level inventories at each store, as provided by a perpetual inventory system, will dramatically improve our ability to balance our inventory and improve our replenishment process. We began testing such a perpetual inventory system in select stores in fiscal 2000, with plans to roll the process out to all Michaels stores beginning in fiscal 2002.

Store Expansion

    Having achieved our objective of becoming the largest and only national retailer of arts, crafts, and decorative items, we recognized that we had the critical mass to achieve improved operating efficiencies that could result in higher returns on capital by focusing on key initiatives, such as strengthening our information systems and infrastructure to support future store growth. On August 23, 1995, we announced a shift in focus from sales growth to realizing higher returns on capital and as a result, moderated our internal store growth rate. In fiscal 1998, having successfully completed these initiatives, we returned to an accelerated new store opening program and have maintained that growth through fiscal 2000. The following table shows our store growth:

	Fiscal Year
	2000	1999	1998	1997	1996
Michaels stores:
Retail stores open at end of year	628	559	496	452	453
Retail stores opened during the year	72	69	50	9	13
Retail stores closed during the year	3	6	6	10	2
Retail stores relocated during the year	17	26	14	14	22
Aaron Brothers stores:
Stores open at end of year	119	95	78	74	72
Stores opened during the year	25	17	5	3	4
Stores closed during the year	1	—	1	1	—
Stores relocated during the year	3	6	5	1	3
Star Wholesale store:
Wholesale store open at end of year	1	—	—	—	—
Wholesale store acquired during the year	1	—	—	—	—

    In keeping with our plans to continue store growth while realizing higher returns on capital, in fiscal 2001, we plan to open approximately 75 new and relocate approximately 25 Michaels stores. We also plan to open approximately 20 new and relocate approximately 5 Aaron Brothers stores in fiscal 2001.

    Our expansion strategy is to give priority to adding stores in existing markets in order to enhance economies of scale associated with advertising, distribution, field supervision, and other regional expenses. We believe that few of our existing markets are saturated. The anticipated opening of Michaels and Aaron Brothers stores in fiscal 2001 and the rate at which stores are opened thereafter will depend upon a number of factors, including the success of existing Michaels and Aaron Brothers stores, the availability and the cost of capital for expansion, the availability of suitable store sites, and the ability to hire and train qualified managers.

    Michaels has developed a standardized procedure that allows for the efficient opening of new stores and their integration into our information and distribution systems. Michaels develops the floor plan and inventory layout and organizes the advertising and promotions in connection with the opening of each new store. In addition, Michaels maintains qualified store opening teams to provide new store personnel with in-store training. Accordingly, Michaels generally opens new stores during the period from February through October because new store personnel require significant in-store training prior to entering the Christmas selling season.

    Costs for opening stores at particular locations depend upon the type of building and general cost levels in the area. In fiscal 2000, the average net cost of opening a new Michaels store was approximately $641,000, which included leasehold improvements, furniture, fixtures and equipment, and pre-opening costs. The initial inventory investment (net of accounts payable) associated with each new Michaels store averaged approximately $570,000 at cost depending on the store size, operating format, and the time of year in which the store is opened. The initial inventory investment in new Michaels stores is offset, in part, by vendor terms and allowances.

Investment in Information Technology

    We are committed to utilizing technology to increase operating efficiencies and to improve our ability to satisfy the needs of our customers. We utilize world-class technology in the form of massively parallel computer systems and private networks to transmit data between stores and distribution centers. With the installation of the POS system, which includes bar code scanning, came the ability to better understand the demands of the customer, emerging merchandise trends, and inventory replenishment requirements. During fiscal 1998, we completed installation of new networked computer systems in every store to handle data communications, price management, enhanced radio frequency terminal applications for inventory management, faster credit authorization, and gift card processing. In addition, a new standardized warehouse management system running on IBM RS/6000 computers and utilizing radio frequency terminals with bar code scanning technology was installed in all distribution centers. We are continuing to install industry leading merchandise information systems software that will be closely integrated with store systems and warehouse management systems to provide greatly enhanced inventory management capabilities, including the benefits attributable to our planned perpetual inventory system. We believe that information is a competitive tool and intend to be the craft industry leader in the effective and efficient utilization of this resource.

Foreign Sales

    Our current international business is concentrated in Canada. Sales outside the United States accounted for approximately 3% of total sales in fiscal 2000, 3% in fiscal 1999, and 2% in fiscal 1998. During the last three years, less than 5% of our assets have been located outside of the United States.

Service and Trade Marks

    The name "Michaels" and the Michaels logo are both federally registered service marks held by an affiliate of the Company. The name "Aaron Brothers" is a federally registered service mark.

Employees

    As of April 20, 2001, we employed approximately 33,000 persons, approximately 21,700 of whom were employed on a part-time basis. The number of part-time employees is substantially increased during the Christmas selling season. Of our full-time employees, approximately 2,300 are engaged in various executive, operating, training, distribution, and administrative functions in our corporate and division offices and distribution centers, and the remainder are engaged in store operations.

Executive Officers of the Company

Name	Age	Position
Sam Wyly	66	Chairman of the Board of Directors
Charles J. Wyly, Jr.	67	Vice Chairman of the Board of Directors
R. Michael Rouleau	62	President and Chief Executive Officer
Stephen W. Davis	33	Executive Vice President-Michaels.com
Bryan M. DeCordova	44	Executive Vice President-Chief Financial Officer
Edward F. Sadler	56	Executive Vice President-Store Operations
Robert M. Spencer	60	Executive Vice President-Merchandising
Douglas B. Sullivan	50	Executive Vice President-Development
James F. Tucker	56	Executive Vice President-Chief Information Officer
Thomas C. DeCaro	46	Senior Vice President-Merchandise Planning and Control
Sue Elliott	50	Senior Vice President-Human Resources
Duane E. Hiemenz	47	Senior Vice President-New Business Development
James C. Neustadt	53	Senior Vice President-Advertising and Marketing

    Mr. Sam Wyly has served as Chairman of the Board since 1984. Mr. Wyly is an entrepreneur who has created and managed several public and private companies. He founded University Computing Company, which became one of the first computer utility networks and one of the first software products companies. He was a founder and, until its acquisition in 2000 by another company, was Chairman and a director of Sterling Software, Inc., a worldwide supplier of software products. He also was Chairman of the Executive Committee and a director of Sterling Commerce, Inc., until its acquisition in 2000 by another company, and was Chairman and a director of Scottish Annuity & Life Holdings, Ltd., a variable life insurance and reinsurance company, from October 1998 until June 2000. He was a founding partner of Maverick Capital, Ltd., a manager of equity hedge funds.

    Mr. Charles J. Wyly, Jr. became a director in 1984 and Vice Chairman of the Board in 1985. He co-founded Sterling Software, Inc. in 1981 and, until its acquisition in 2000 by another company, had served as a director and since 1984 as Vice Chairman of the Board. Mr. Wyly served as a director of Sterling Commerce, Inc. from December 1995 until its acquisition in 2000 by another company. Mr. Wyly was a director of Scottish Annuity & Life Holdings, Ltd. from October 1998 until November 2000. Mr. Wyly served from 1964 to 1975 as an officer and director, including serving as President from 1969 to 1973, of University Computing Company. Mr. Wyly and his brother, Sam Wyly, founded Earth Resources Company, an oil refining and silver mining company, and Charles J. Wyly, Jr. served as Chairman of the Board of that company from 1968 to 1980. He was also a founding partner of Maverick Capital, Ltd., a manager of equity hedge funds.

    Mr. Rouleau has served as Chief Executive Officer since April 1996, and has also served as President from April 1997 to June 1999 and again since March 2001. Prior to joining us, Mr. Rouleau had served as Executive Vice President of Store Operations for Lowe's Companies, Inc. ("Lowe's") from May 1992 until April 1996 and in addition as President of Lowe's Contractor Yard Division from February 1995 until April 1996. Prior to joining Lowe's, Mr. Rouleau was a co-founder and President and Chief Executive Officer of Office Warehouse, which subsequently merged into Office Max. Mr. Rouleau also served with the Target Stores division of Dayton Hudson Corporation ("Target") for 20 years.

    Mr. Davis became Executive Vice President-Michaels.com in December 1999. From 1995 until joining us, he held the positions of Senior e-Commerce Specialist and Certified e-Commerce Strategist with International Business Machines Corp. (IBM).

    Mr. DeCordova became Executive Vice President-Chief Financial Officer in March 1997. From 1990 until joining us, he served as Vice President of Finance and Chief Financial Officer, and from May 1991 also as Treasurer, for Duckwall-ALCO Stores, Inc.

    Mr. Sadler became Executive Vice President-Store Operations in October 1999. From June 1995 until joining us, he was Regional Vice President and subsequently Senior Vice President-Stores of Caldor. Prior to Caldor, Mr. Sadler served with Target for 19 years, most recently as Vice President-Store Operations.

    Mr. Spencer became Executive Vice President-Merchandising in January 2001. From January 1998 until January 2001, he served as Vice President-Northeast Zone. Prior to joining us, Mr. Spencer held senior management positions at A.C. Moore, where he was Executive Vice President and Chief Operating Officer from March 1996 until December 1997, and at McCrory Stores, Target, and W.T. Grant.

    Mr. Sullivan became Executive Vice President-Development in April 1997. He joined Michaels in 1987 and has served in a variety of capacities, overseeing the Company's store operations, distribution, store opening, real estate, legal, and personnel functions, including serving as President from August 1995 to April 1997. Prior to joining us, Mr. Sullivan had served with Family Dollar Stores, Inc. for 11 years, most recently as Vice President-Real Estate.

    Mr. Tucker became Executive Vice President-Chief Information Officer in June 1997. From 1994 until joining us, Mr. Tucker held the positions of Vice President of MIS and subsequently Senior Vice President and Chief Information Officer for Shopko Stores, Inc. Prior to 1994, Mr. Tucker held the position of Vice President-Management Information Services for Trans World Music Corp.

    Mr. DeCaro became Senior Vice President-Merchandise Planning and Control in August 2000. From 1998 until joining us, he was Vice President-Merchandise for Disneyland Resort. Prior to this, he held the position of Senior Vice President-Merchandise Planning and Allocation for Kohl's Department Stores from February 1996 to April 1998. In addition, Mr. DeCaro has held various positions in Merchandise Planning and Allocation and Finance for The Disney Store, The Limited Stores, May Department Stores, and Sanger Harris Department Stores.

    Ms. Elliott became Senior Vice President-Human Resources in October 2000. From May 1998 until joining us, she was Senior Vice President-Human Resources for Luby's, Inc. Prior to this, she held the positions of Vice President-Human Resources and subsequently Senior Vice President-Italianni's Brand for Carlson Restaurants Worldwide from January 1993 to May 1998. In addition, Ms. Elliott has held various human resources and operations positions at PepsiCo (KFC Restaurants).

    Mr. Hiemenz became Senior Vice President-New Business Development in October 1999, after joining us as a Zone Vice President in July 1996 and serving as Executive Vice President-Store Operations from August 1996 to October 1999. Prior to joining Michaels, Mr. Hiemenz had served with Lowe's for nine years, most recently as a Regional Vice President.

    Mr. Neustadt joined us as Senior Vice President-Advertising and Marketing in May 1998. From 1994 until joining us, Mr. Neustadt was Vice President-Advertising for Lowe's. Prior to Lowe's, he held a variety of advertising and marketing positions with Montgomery Ward, Handy Andy, and Payless Cashways, Inc.

ITEM 2. Properties.

    We lease substantially all of the sites for our Michaels and Aaron Brothers stores, with lease terms generally ranging from five to 10 years. The base rental rates for Michaels stores generally range from $85,000 to $340,000 per year. Rental expense for our Michaels stores open for the full 12-month period of fiscal 2000 averaged $204,000, and rental expense for our Aaron Brothers stores open for the full 12-month period of fiscal 2000 averaged $116,000. The leases are generally renewable, with increases in lease rental rates. Lessors have made leasehold improvements to prepare our stores for opening under a majority of our existing leases. As of February 3, 2001, we had signed 49 leases for Michaels stores and 11 leases for Aaron Brothers stores that we plan to open in fiscal 2001.

    In December 2000, we exercised our purchase option on properties we previously leased and acquired the 423,000 square foot building at the Alliance Airport in Tarrant County, Texas and the 506,000 square foot building in Jacksonville, Florida that we use as distribution centers. In addition, we lease a 431,000 square foot building in Lancaster, California and 421,000 square feet of space in Lexington, Kentucky for use as distribution centers. Aaron Brothers leases 150,000 square feet of space in the Los Angeles, California area for use as a distribution center, a custom framing regional processing center, and other office space. Our manufacturing division leases 66,000 square feet of space in Kernersville, North Carolina for use as a manufacturing plant and a custom framing regional processing center. We lease 144,000 square feet of space in Coppell, Texas for Michaels.com and its related fulfillment operations, a custom framing regional processing center, and other office space. We also lease 162,000 square feet of space in Irving, Texas and 67,000 square feet in Coppell, Texas for our corporate headquarters along with a 35,000 square foot building in Grand Prairie, Texas as a processing center.

    The following table indicates the number of our retail stores and wholesale operations located in each state or province as of April 20, 2001:

State/Province	Number of Stores
Alabama	10
Alaska	2
Alberta	5
Arizona (1)	27
Arkansas	3
British Columbia	2
California (1)	175
Colorado (1)	15
Connecticut	7
Delaware	2
Florida	35
Georgia	24
Idaho	3
Illinois	28
Indiana	12
Iowa	6
Kansas	5
Kentucky	5
Louisiana	10
Maine	2
Manitoba	1
Maryland	16
Massachusetts	13
Michigan	21
Minnesota	11
Mississippi	3
Missouri	11
Montana	2
Nebraska	2
Nevada (1)	10
New Hampshire	5
New Jersey	13
New Mexico	3
New York	22
North Carolina	20
North Dakota	1
Ohio	27
Oklahoma	7
Ontario	17
Oregon (1)	15
Pennsylvania	21
Puerto Rico	3
Rhode Island	1
South Carolina	6
South Dakota	1
Tennessee	10
Texas (1)(2)	61
Utah	6
Vermont	1
Virginia	23
Washington (1)	24
West Virginia	3
Wisconsin	7

Total	765

(1)
Of the store counts indicated in Arizona, California, Colorado, Nevada, Oregon, Texas, and Washington, Aaron Brothers accounts for 8, 84, 3, 5, 4, 11, and 7 stores, respectively.

(2)
The store count for Texas includes one Star Wholesale store.

ITEM 3. Legal Proceedings.

    On May 2, 2000, Taiyeb Raniwala, a former assistant manager of the Company, filed a purported class action complaint (the "Raniwala Complaint") against the Company, on behalf of the Company's former and current assistant store managers. The Raniwala Complaint was filed in the Alameda County Superior Court, California and alleges the Company violated certain California laws by erroneously treating its assistant store managers as "exempt" employees who are not entitled to overtime compensation. The Raniwala Complaint seeks back wages, interest, penalties, and attorneys' fees. A hearing for class certification is currently scheduled for June 29, 2001, and a trial is tentatively scheduled for February 25, 2002. The case is in the early phase of discovery. Although the Company believes it has certain meritorious defenses and intends to defend this lawsuit vigorously, there can be no assurance that it will be successful in such defense or that there will not be a materially adverse impact on its future operating results by the final resolution of the lawsuit.

    On April 14, 1999, Suzanne Collins, a former assistant manager of the Company's subsidiary, Aaron Brothers, Inc., filed a class action complaint (the "Collins Complaint") against Aaron Brothers on behalf of Aaron Brothers' former store managers, assistant store managers, and managers-in-training. The Collins Complaint was filed in Los Angeles County Superior Court, California and alleges that Aaron Brothers violated certain California laws by erroneously treating its store managers, assistant store managers, and managers-in-training as "exempt" employees who are not entitled to overtime compensation. The Collins Complaint seeks back wages, interest, penalties, and attorneys' fees. The hearing for class certification and trial dates has been vacated, pending the appointment of a new judge in the case. The case is currently in the discovery phase. Although Aaron Brothers believes it has certain meritorious defenses and intends to defend this lawsuit vigorously, there can be no assurance that it will be successful in such defense or that there will not be a materially adverse impact on its future operating results by the final resolution of the lawsuit.

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

PART II

ITEM 5. Market for Registrant's Common Equity and Related Shareholder Matters.

Market Information

    Our common stock ("Common Stock") is listed on The Nasdaq Stock Market under the ticker symbol "MIKE."

    The following table sets forth the high and low sale prices of our Common Stock for each quarterly period within the two most recent fiscal years.

Fiscal 2000	High		Low
First quarter	$44	3/4	$24	7/8
Second quarter	49	1/8	37	3/4
Third quarter	49	5/8	18
Fourth quarter	40	5/8	22	5/8
Fiscal 1999	High		Low
First quarter	$27	1/2	$16
Second quarter	32	1/2	21
Third quarter	34	5/16	26	1/2
Fourth quarter	35	7/8	25	3/8

Holders

    As of April 20, 2001, there were approximately 561 holders of record of our Common Stock.

Dividends

    Our present plan is to retain earnings for the foreseeable future for use in our business and the financing of our growth. We did not pay any dividends on our Common Stock during fiscal 1999 or fiscal 2000. Our bank credit facility agreement and the indenture governing our Senior Notes permit dividends to be paid, but there are restrictions as to the amounts which could be paid based on a formulation set forth in each agreement.

ITEM 6. Selected Financial Data.

	Fiscal Year
	2000(1)(2)	1999	1998	1997	1996(1)(3)
	(In thousands except per share and store data)
Results of Operations:
Net sales	$2,249,440	$1,882,522	$1,573,965	$1,456,524	$1,378,277
Operating income (loss)	148,417	122,672	89,112	68,942	(20,987)
Net income (loss)	78,589	62,301	43,601	30,077	(31,233)
Diluted earnings (loss) per common share	2.29	2.01	1.43	1.05	(1.35)
Balance Sheet Data:
Cash and equivalents	$28,191	$77,398	$96,124	$162,283	$59,069
Merchandise inventories	663,700	615,065	501,239	385,580	351,208
Total current assets	729,816	722,987	621,928	573,183	437,543
Total assets	1,158,436	1,096,703	962,650	908,494	784,435
Working capital	440,808	452,011	391,227	358,691	239,812
Long-term debt	125,145	224,635	230,896	234,889	238,608
Total liabilities	453,790	529,905	481,671	466,583	451,633
Stockholders' equity	704,646	566,798	480,979	441,911	332,802
Other Financial Data:
Cash flow from operating activities	$146,758	$60,770	$6,038	$77,907	$29,749
Cash flow from investing activities	(120,084)	(90,759)	(59,567)	(38,988)	(32,312)
Cash flow from financing activities	(75,881)	11,263	(12,630)	64,295	58,762
EBITDA (4)	217,425	184,251	143,255	117,589	21,694
Stores Open at End of Year:
Michaels	628	559	496	452	453
Aaron Brothers	119	95	78	74	72
Star Wholesale	1	—	—	—	—

Total stores open at end of year	748	654	574	526	525

(1)
Fiscal 2000 and 1996 were both 53-week fiscal years. All other fiscal years included in the above table were 52-week fiscal years.

(2)
Fiscal 2000 net income and diluted earnings per common share include the cumulative effect of a change in accounting principle, net of tax, in the amount of $1.9 million, or $0.06 per diluted share. EBITDA includes the pretax cumulative effect of a change in accounting principle of $3.1 million. See Note 2 of Notes to Consolidated Financial Statements.

(3)
Operating income in fiscal 1996 includes the effect of an unusual pre-tax charge of $41.2 million for costs associated with the sale to liquidate merchandise that was eliminated following store resets, markdowns on discontinued furniture and other home décor merchandise, and reserves for the closure of four stores and the write-down of leasehold improvements in three stores.

(4)
EBITDA is calculated as income before income taxes plus interest, depreciation, and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt, but is not a financial measurement recognized by generally accepted accounting principles, and therefore, may not be comparable to similarly titled measures used by other entities. EBITDA should not be considered by an investor as an alternative to net income, as an indicator of the operating performance of the Company, or as an alternative to cash flow as a measure of liquidity.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in those forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, and particularly in "Risk Factors."

Overview

    We are the largest national specialty retailer providing materials, ideas, and education for creative activities. As of February 3, 2001, we operated 628 Michaels retail stores in 48 states, as well as Canada and Puerto Rico, which offer products for the do-it-yourself home decorator and art and craft supplies. We also operated 119 Aaron Brothers stores, primarily on the West Coast, which offer photo frames, a full line of ready-made frames, custom framing services, and a wide selection of art supplies. The Company also owns and operates Star Wholesale, a single wholesale operation located in Dallas, Texas, offering merchandise primarily to interior decorators/designers, wedding/event planners, florists, hotels, restaurants, and commercial display companies.

    During the early 1990s, we embarked on an aggressive national expansion program. By 1995, we had tripled our store base to over 500 stores through new store openings and acquisitions, accomplishing our goal of becoming the nation's largest specialty retailer in our industry. However, as a result of the lack of adequate information systems and infrastructure to support our rapid growth, our financial results began to weaken. In fiscal 1996, we hired Michael Rouleau, our President and Chief Executive Officer, who has focused on increasing the profitability of our existing stores by implementing a variety of operating initiatives. These initiatives included strengthening the quality and depth of our management team, installing POS systems chainwide to record item-level sales, increasing the number of SKUs replenished from our distribution centers, standardizing our merchandise assortments across our store base, and eliminating non-core merchandise.

    During fiscal 1997, we continued to focus on key initiatives, including increasing the number of SKUs replenished and shipped from our distribution centers to our stores, testing a new store prototype and store opening process, and improving merchandising in our stores. With the success of these initiatives, we resumed an accelerated new store opening strategy in fiscal 1998. We opened 69 Michaels stores and 17 Aaron Brothers stores in fiscal 1999 and 72 Michaels stores and 25 Aaron Brothers stores in fiscal 2000. Included in our fiscal 2000 and 1999 Michaels store openings are one and 15 stores, respectively, for which we acquired the leases from MJDesigns, Inc.

    We plan to continue our aggressive store opening strategy by opening approximately 75 new Michaels stores each year beginning in fiscal 2001 and extending into the foreseeable future. We plan to open approximately 20 new Aaron Brothers stores in fiscal 2001. Assuming successful openings in new markets, we plan to roll this concept out nationwide and open 25 to 75 new Aaron Brothers stores per year in each of the subsequent three fiscal years. We expect to spend on average $570,000 in capital expenditures, $110,000 in pre-opening costs, and $570,000 in net inventory for a new Michaels store, and $275,000 in capital expenditures, $28,000 in pre-opening costs, and $133,000 in net inventory for a new Aaron Brothers store. All pre-opening costs are expensed as incurred.

    In addition to new store openings, we continue to pursue a store relocation program to improve the quality and performance of our existing store base. During fiscal 1999 and 2000, we relocated 26 and 17 Michaels stores, respectively, and six and three Aaron Brothers stores, respectively. We plan to relocate approximately 25 Michaels stores and 5 Aaron Brothers stores during fiscal 2001. During fiscal 1999 and 2000, we closed six and three Michaels stores, respectively, and in fiscal 2000, one Aaron Brothers store. We plan to close approximately 5 Michaels stores and no Aaron Brothers stores during fiscal 2001.

    Our fiscal year includes 52 or 53 weeks and ends on the Saturday closest to January 31. The fiscal year ended February 3, 2001 ("fiscal 2000") was a 53-week fiscal year. The fiscal years ended January 29, 2000 ("fiscal 1999") and January 30, 1999 ("fiscal 1998") each contained 52 weeks. For purposes of calculating comparable store sales, a store is deemed to become comparable in its 14th full month of operation in order to eliminate grand opening sales distortions, and results are reported on a 52-week basis.

Results of Operations

    The following table sets forth the percentage relationship to net sales of each line item of our consolidated statements of income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

	Fiscal Year
	2000	1999	1998
Net sales	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	66.4	66.1	66.8

Gross margin	33.6	33.9	33.2
Selling, general, and administrative expense	26.5	26.7	27.0
Store pre-opening costs	0.5	0.6	0.5
Litigation settlement	—	0.1	—

Operating income	6.6	6.5	5.7
Interest expense	0.8	1.2	1.4
Other (income) and expense, net	(0.2)	(0.1)	(0.2)

Income before income taxes and cumulative effect of accounting change	6.0	5.4	4.5
Provision for income taxes	2.4	2.1	1.7

Income before cumulative effect of accounting change	3.6	3.3	2.8
Cumulative effect of accounting change for revenue recognition, net of tax	0.1	—	—

Net income	3.5%	3.3%	2.8%

Fiscal 2000 Compared to Fiscal 1999

    Net sales in fiscal 2000 increased $366.9 million, or 19.5%, over fiscal 1999. The results for fiscal 2000 included sales from 72 Michaels and 25 Aaron Brothers stores that were opened and a wholesale operation that was acquired during the year, more than offsetting lost sales from three Michaels and one Aaron Brothers store closures. Sales at the new stores (net of closures) and the acquired wholesale operation during fiscal 2000 accounted for $242.0 million of the increase in net sales. Same-store sales increased 5% in fiscal 2000 compared to fiscal 1999, which contributed $93.0 million to the net sales increase. In addition, fiscal 2000 net sales includes sales from the 53rd week of $31.9 million. The improvement in same-store sales was due to a strong performance in our core categories of general crafts, ribbon, art supplies, framing, and floral as well as substantial increases in the seasonal product categories.

    Cost of sales and occupancy expense, as a percentage of net sales, for fiscal 2000 was 66.4%, an increase of 0.3% compared to fiscal 1999. This increase was primarily attributable to higher fiscal 2000 seasonal inventory markdowns related to holiday clearance merchandise and higher occupancy costs associated with new and relocated stores.

    Selling, general, and administrative expense, as a percentage of net sales, decreased by 0.2% in fiscal 2000 compared to fiscal 1999. This decrease was primarily due to improved expense leverage in advertising and depreciation and amortization expenses, partially offset by increased payroll and related expenses, as a percentage of net sales, and costs associated with our supply chain initiative totaling $4.5 million.

    Store pre-opening costs, as a percentage of net sales, decreased by 0.1% in fiscal 2000 compared to fiscal 1999, as we opened or relocated 89 Michaels and 28 Aaron Brothers stores in fiscal 2000 compared to 95 Michaels and 23 Aaron Brothers stores in the prior fiscal year.

    Operating income, as a percentage of net sales, increased by 0.1% in fiscal 2000 compared to fiscal 1999. Operating income increased 21.0% from fiscal 1999 to fiscal 2000, on a 19.5% increase in net sales, to $148.4 million compared to $122.7 million in the prior fiscal year.

    Interest expense (net of interest income), as a percentage of net sales, in fiscal 2000 decreased by 0.5% compared to fiscal 1999. This decrease resulted from interest savings related to the conversion and redemption of the convertible subordinated notes in June 2000 and a leveraging of interest expense on expanded sales.

    As more fully described in Note 2 of Notes to Consolidated Financial Statements, the Company changed its accounting policy with respect to revenue recognition related to the sale of custom frames effective retroactively as of the beginning of fiscal 2000. As a result, the Company recorded a charge of $1.9 million, net of tax, or $0.06 per diluted share, in the first quarter of fiscal 2000 for the cumulative effect of the change on prior years. Including this one-time charge, net income for fiscal 2000 was $78.6 million, or $2.29 per diluted share. Excluding this one-time charge, net income for fiscal 2000 was $80.4 million, or $2.35 per diluted share.

Fiscal 1999 Compared to Fiscal 1998

    Net sales in fiscal 1999 increased $308.5 million, or 20%, over fiscal 1998. The results for fiscal 1999 included sales from 69 Michaels and 17 Aaron Brothers stores that were opened during the year, more than offsetting lost sales from six Michaels and no Aaron Brothers store closures. Sales at the new stores (net of closures) during fiscal 1999 accounted for $198.9 million of the increase in net sales. Same-store sales increased 7% in fiscal 1999 compared to fiscal 1998, which contributed $109.6 million to the net sales increase. The improvement in same-store sales was due to a strong performance in our core categories of framing, general crafts, art supplies, floral, ribbon, home décor and books as well as substantial increases in the seasonal product categories.

    Cost of sales and occupancy expense, as a percentage of net sales, for fiscal 1999 was 66.1%, a decrease of 0.7% compared to fiscal 1998. This decrease was primarily attributable to improved initial markup on inventories, improvements in the margins associated with fourth quarter promotional activities, and better margins on season-end clearance merchandise. This decrease was partially offset by larger investments in information systems infrastructure and higher occupancy costs associated with new and relocated stores.

    Selling, general, and administrative expense, as a percentage of net sales, decreased by 0.3% in fiscal 1999 compared to fiscal 1998. This decrease resulted from improved expense leverage in store payroll and related expenses, partially offset by higher bank fees associated with an increase in the percentage of sales via credit card.

    Store pre-opening costs, as a percentage of net sales, increased by 0.1% in fiscal 1999 compared to fiscal 1998, as we opened or relocated 95 Michaels and 23 Aaron Brothers stores in fiscal 1999 compared to 64 Michaels and 10 Aaron Brothers stores in the prior fiscal year.

    On January 15, 1999, MJDesigns, Inc. ("MJDesigns"), a competitor, filed a complaint alleging that representatives of the Company disseminated negative information about the financial stability of MJDesigns, which, it was contended, contributed to MJDesigns' bankruptcy filing. On August 5, 1999, we reached an agreement to settle the litigation and, accordingly, we recorded a $1.5 million charge in the second quarter to reflect the terms of the agreement. In addition to the settlement payment, MJDesigns and the Company executed mutual releases. The court approved the settlement on October 19, 1999. Including the litigation settlement charge, operating income in fiscal 1999 was $122.7 million. Excluding the litigation settlement charge, operating income in fiscal 1999 increased 39% from the prior fiscal year to $124.2 million compared to $89.1 million in fiscal 1998.

    Operating income, as a percentage of net sales, increased by 0.8% in fiscal 1999 compared to fiscal 1998. This improvement represented a 38% increase over the prior fiscal year, on a 20% increase in net sales, to $122.7 million compared to $89.1 million in the prior fiscal year.

    Interest expense (net of interest income), as a percentage of net sales, decreased by 0.1% for fiscal 1999 compared to fiscal 1998. This decrease resulted from a leveraging of interest expense on expanded sales, partially offset by lower invested cash balances in fiscal 1999 compared to fiscal 1998.

    Net income for fiscal 1999, including the litigation settlement charge, was $62.3 million, or $2.01 per diluted share. Excluding the litigation settlement charge, net income increased 45% from the prior fiscal year to $63.2 million, or $2.03 per diluted share, compared to $43.6 million, or $1.43 per diluted share, in fiscal 1998.

Liquidity and Capital Resources

    We require cash principally to finance capital investments, inventory for new, relocated, and expanded stores, and seasonal working capital. We opened 86 Michaels and Aaron Brothers stores in fiscal 1999 and 97 stores in fiscal 2000, relocated 32 Michaels and Aaron Brothers stores in fiscal 1999 and 20 stores in fiscal 2000, and expanded three Michaels stores in fiscal 1999 and one Michaels store in fiscal 2000. In recent years, we have financed our operations and new store openings primarily with cash from operations, borrowings under our bank credit facility, the issuance of Common Stock, and proceeds from the exercise of outstanding stock options.

    We currently estimate that our capital expenditures will be approximately $192 million in fiscal 2001. We anticipate spending approximately $47 million to open approximately 75 new Michaels and 20 new Aaron Brothers stores; $36 million for improvements in existing stores; $76 million for new and existing distribution centers; $16 million on information systems projects; $4 million on corporate expansion; and $13 million for various other capital investment activities. We expect to spend on average approximately $1,250,000 to open a new Michaels store, which includes $570,000 in net inventory and $110,000 of pre-opening costs and $436,000 to open a new Aaron Brothers store, which includes $133,000 in net inventory and $28,000 of pre-opening costs. We anticipate that our new Michaels and Aaron Brothers stores will become profitable within the first 12 months of operation. We believe that our cash flow from operations, proceeds from the exercise of stock options and amounts available under our bank credit facility will be sufficient to fund anticipated capital expenditures and working capital requirements through fiscal 2001.

    On June 9, 2000, we called for the redemption on June 29, 2000 of the convertible subordinated notes due January 15, 2003 (the "Subordinated Notes"). The aggregate principal amount of the Subordinated Notes outstanding was $96,935,000. The holders had the option to convert their Subordinated Notes into shares of Common Stock prior to 5:00 p.m., Eastern Time, on June 22, 2000, at a price of $38.00 per share. Alternatively, holders could have their Subordinated Notes redeemed on June 29, 2000 at a total redemption price of $1,051.25 per $1,000 principal amount of Subordinated Notes, which includes a premium for early redemption and accrued interest. As a result, the majority of the Subordinated Notes was surrendered by the June 22, 2000 conversion date and was converted into 2,445,565 shares of Common Stock. The remaining Subordinated Notes were redeemed at a total redemption price of $4,206,051 on June 29, 2000. The loss from the redemption was not material.

    In fiscal 1998, we repurchased and placed in treasury 1,145,000 shares of Common Stock for an aggregate purchase price of $20.4 million. On July 14, 1999, our Board of Directors authorized the repurchase of up to 5,000,000 shares of Common Stock. Pursuant to this plan, in fiscal 1999 we repurchased and placed in treasury 364,000 shares of Common Stock for an aggregate purchase price of $11.5 million. In the first quarter of fiscal 2000, we retired all of the Common Stock held in treasury. Subsequent to the first quarter of fiscal 2000, through December 14, 2000, we repurchased and retired 4,636,000 shares of Common Stock for an aggregate purchase price of $139.4 million (average of $30.06 per share) and, as a result, we completed the July 1999 stock repurchase plan.

    On December 14, 2000, our Board of Directors authorized the repurchase of an additional 1,000,000 shares of outstanding Common Stock. As of February 3, 2001, we have repurchased and retired 525,000 shares under this plan at an average cost of $32.67 per share. We may continue our stock repurchases provided that market prices of our Common Stock make it advantageous. We are restricted by regulations of the Securities and Exchange Commission from making repurchases during specified time periods. Finally, under the agreements governing our outstanding indebtedness, we can only repurchase shares if specified financial ratios are maintained. As a result, we can make no assurances that we will repurchase any additional shares under the December 2000 stock repurchase plan.

    Proceeds from the exercise of outstanding stock options have served as a source of cash for us, and we expect to receive proceeds from the exercise of outstanding stock options in the future. For fiscal 2000, proceeds from the exercise of stock options were $89.5 million. During fiscal 1999, proceeds from the exercise of stock options were $28.8 million.

    In October 1997, we began issuing Common Stock through our Dividend Reinvestment and Stock Purchase Plan. The plan provides owners of shares of Common Stock with a convenient and economical means of purchasing Common Stock. During fiscal 2000, 1999, and 1998, we issued 411, 982, and 178,730 shares, respectively, through the plan, generating $14,000, $27,000, and $6,218,000, respectively, in new equity.

    In October 1999, we began issuing Common Stock through our Employees Stock Purchase Plan. The plan provides our employees with a convenient and economical means of purchasing Common Stock. The plan also provides us with an additional way to raise equity capital. During fiscal 2000 and 1999, we issued 33,288 and 8,035 shares, respectively, through the plan, generating approximately $922,000 and $208,000, respectively, in proceeds. Prior to October 1999, shares for the Employees Stock Purchase Plan were acquired through open market purchases.

    Our net cash provided by operating activities in fiscal 2000 was $146.8 million compared to $60.8 million in fiscal 1999. This increase was due to increased profitability before depreciation and amortization and a smaller increase in merchandise inventories for fiscal 2000 compared to fiscal 1999.

    Our net cash used in investing activities in fiscal 2000 was $120.1 million compared to $90.8 million during fiscal 1999. Our cash used in investment activities resulted from opening 72 Michaels and 25 Aaron Brothers stores and relocating 17 Michaels and three Aaron Brothers stores during fiscal 2000. Capital expenditures were approximately $55.1 million for the newly opened stores, approximately $35.3 million related to existing stores and information systems enhancements, and approximately $27.6 million related to the exercise of our option to purchase two distribution facilities that were previously leased. In addition, we spent approximately $2.2 million related to the acquisition of the Star Wholesale operation. During fiscal 1999, we opened 69 Michaels and 17 Aaron Brothers stores and relocated 26 Michaels and six Aaron Brothers stores. Capital expenditures for the newly opened stores were approximately $58.5 million during fiscal 1999.

    Our net cash used in financing activities for fiscal 2000 was $75.9 million compared to net cash provided by financing activities of $11.3 million in fiscal 1999. This increase in net cash used in financing activities was primarily the result of repurchases of more shares of Common Stock pursuant to the July 1999 stock repurchase program, partially offset by an increase in proceeds from the exercise of stock options. During fiscal 2000, we received $89.5 million from the exercise of stock options for 4,454,332 shares of Common Stock, compared to $28.8 million for 1,857,336 shares during fiscal 1999.

    Our bank credit facility with Fleet National Bank (formerly BankBoston, N.A.) and other lending institutions (the "Credit Agreement") provides for an unsecured revolving line of credit of $100 million with a $25 million competitive bid feature and a $50 million letter of credit sub-facility, which line of credit may be increased to $125 million under specific conditions. The Credit Agreement contains certain financial covenants, including those related to the ratio of funded debt to total capital, a fixed charge coverage ratio, and a capital expenditure limitation. Interest on all borrowings varies based upon the type of borrowing, our fixed charge coverage ratio, and whether we elect to utilize the competitive bid feature available under the Credit Agreement. If the competitive bid procedure is not employed, the interest rate on the Credit Agreement is generally (a) the higher of (i) an annual rate of interest announced from time to time by the lending institution as its "base rate" or (ii) one-half of one percent (1/2%) above the Federal Funds Effective Rate or (b) the Eurodollar Rate as defined by the Credit Agreement plus an applicable margin based on our fixed charge coverage ratio. If the competitive bid feature is utilized, loans up to $25 million may be made under the Credit Agreement at competitively bid interest rates offered by lending institutions participating in the facility, which may have the effect of decreasing the amount of interest the Company would otherwise be obligated to pay on such borrowings. The Company is required to pay a facility fee from 0.2% to 0.3% per annum on the unused portion of the revolving line of credit as well as letter of credit fees that vary depending on the fixed charge coverage ratio. We are in compliance with all terms and conditions of the Credit Agreement. No borrowings were outstanding under the Credit Agreement at February 3, 2001 or January 29, 2000. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding ($15,094,000 at February 3, 2001). Borrowings in fiscal 2000 and fiscal 1999 were outstanding under the Credit Agreement for 47 days and 121 days, respectively, in connection with the inventory buildup for peak selling seasons (with average outstanding borrowings of $25 million and $40 million, respectively, and a weighted average interest rate of 7.80% and 6.29%, respectively). The Credit Agreement expires on August 28, 2001. The Company is in the final phase of completing a new senior unsecured revolving credit facility led by Fleet National Bank. This agreement will last for a term of at least three years (extendable for one additional year under certain conditions) and will increase the amount available for borrowings from a maximum of $100 million (extendable under certain conditions to $125 million) under the existing Credit Agreement to $200 million with a $25 million competitive bid feature and a $70 million letter of credit sub-facility. The Company plans to use the proceeds to finance working capital, including letters of credit, securities repurchases, and general corporate purposes. The Company has completed the syndication process for the new credit facility, obtained written commitments from prospective lenders for the full $200 million amount, and is in the final stages of completing definitive agreements.

Seasonality

    Our business is highly seasonal, with higher sales in the third and fourth fiscal quarters. Historically, the fourth quarter, which includes the Christmas selling season, has accounted for approximately 36% of our sales and, excluding 1995 and 1996, approximately 60% of our operating income.

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

  •
  a significant portion of our management's time and energy may be consumed with issues unrelated to advancing our core business strategy which could possibly result in a deterioration of our operating results;

  •
  our expansion may outpace our planned technological advances with the possible consequences of breakdowns in our supply chain management and increased weaknesses in our operational controls;

  •
  we may be unable to hire and train qualified managers and other employees;

  •
  our suppliers may be unable to meet the increased demand as a result of additional stores; and

  •
  we may be unable to expand our existing distribution centers, find suitable locations for new distribution centers, or employ third-party distribution processing services to provide merchandise for sale by our new stores.

We May Fail to Anticipate Customer Demands

    Our success depends on our ability to anticipate and respond in a timely manner to changing customer demand and preferences for products and supplies used in creative activities. If we misjudge the market, we may significantly overstock unpopular products and be forced to take significant inventory markdowns, which would have a negative impact on our operating results. Conversely, shortages of key items could have a materially adverse impact on our operating results.

Our Suppliers May Fail Us

    Many of our suppliers are small and undercapitalized firms who produce a limited number of items. Given their limited resources, these firms are susceptible to production difficulties, quality control issues, and problems in delivering agreed-upon quantities on schedule. We cannot assure you that we would be able, if necessary, to return product to these suppliers and obtain refunds of our purchase price or obtain reimbursement or indemnification from them if their products prove defective. In addition, these suppliers may be unable to withstand a downturn in economic conditions. Significant failures on the part of our key suppliers could have a material adverse effect on our operating results.

    In addition, many of these suppliers require extensive advance notice of our requirements in order to supply products in the quantities we desire. This long lead time requires us to place orders far in advance of the time when certain products will be offered for sale, exposing us to shifts in demand.

Risks Relating to Foreign Suppliers

    We rely to a significant extent on foreign manufacturers of various products that we sell. This reliance increases the risk that we will not have adequate and timely supplies of various products due to local political or economic conditions, transportation delays, restrictive actions by foreign governments or United States laws and regulations affecting imports. Reliance on foreign manufacturers also increases our exposure to fluctuations in exchange rates and trade infringement claims and reduces our ability to return product for various reasons.

    A significant portion of our inventory is manufactured in the People's Republic of China. Since adoption of an "open-door policy" in 1978, the Chinese government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. No assurance can be given, however, that China will continue to pursue such policies.

Our Information Systems May Prove Inadequate

    We depend on our management information systems for many aspects of our business. We will be materially adversely affected if our management information systems are disrupted or we are unable to improve, upgrade and expand our systems. In addition, we are in the process of upgrading our information systems to provide us with perpetual inventory and automatic replenishment capabilities, which we believe are extremely important in the management of a chain of hundreds of stores offering tens of thousands of SKUs. Delays in bringing these new capabilities on line, or disruptions from an imperfect introduction of these new capabilities, could have a materially adverse impact on our financial condition and operating results.

A Weak Fourth Quarter Would Adversely Affect Our Operating Results

    Our business is highly seasonal. Our inventories and short-term financing grow in the second and third fiscal quarters as we prepare for our peak selling season in the third and fourth fiscal quarters. Our most important quarter in terms of sales and profitability historically has been the fourth quarter. If for any reason our fourth quarter results were substantially below expectations, our operating results for the full year would be materially adversely affected, we could have substantial excess inventory, especially in seasonal merchandise that is difficult to liquidate, and the market price of our Common Stock would likely decline.

Improvements to Our Supply Chain May Not Be Fully Successful

    An important part of our efforts to achieve efficiencies, cost reductions, and sales growth is the identification and implementation of improvements to our supply chain, including merchandise ordering, transportation and receipt processing. Any failure to take full advantage of supply chain opportunities could have a material adverse impact on our operating results.

Competition Could Negatively Impact Our Operations

    The retail arts and crafts industry is competitive, which could result in the reduction of our prices and our loss of market share. We must remain competitive in the areas of quality, price, selection, and convenience. Our primary competition is comprised of specialty arts and crafts retailers, which include Hobby Lobby, A.C. Moore Arts & Crafts, Inc., Jo-Ann etc. (operated by Jo-Ann Stores, Inc.) and Garden Ridge Corporation. We also compete with mass merchants, who dedicate a portion of their selling space to a limited selection of craft supplies and seasonal and holiday merchandise, regional chains and local merchants. Some of our competitors, particularly the mass merchants, are larger and have greater financial resources than we do. In addition, alternative methods of selling crafts, such as over the Internet, could result in additional competitors in the future. Furthermore, we ultimately compete with alternative sources of entertainment and leisure for our customers.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

    The Company invests cash balances in excess of operating requirements primarily in money market mutual funds and short-term interest-bearing securities, generally with maturities of 90 days or less. The fair value of our cash and short-term investment portfolio at February 3, 2001 approximated carrying value. The interest rates on our revolving line of credit are repriced frequently, at market rates, which would result in carrying amounts that approximate fair value. We had no borrowings outstanding under the line of credit at February 3, 2001. We believe that the effect, if any, of possible near-term changes in interest rates on our financial position, results of operations and cash flows would not be material. In June 2000, we converted the majority of our convertible subordinated notes into 2,445,565 shares of Common Stock and redeemed the remainder for $4.2 million. The fair value of our Senior Notes was estimated to be $130.6 million at February 3, 2001, which was $5.6 million greater than carrying value. Generally, the fair value of our fixed interest rate Long-Term Debt will increase as interest rates fall and decrease as interest rates rise. Market risk was estimated as the potential increase in the fair value resulting from a hypothetical 10% decrease in the interest rates used by the dealers to quote the fair value of our Long-Term Debt at February 3, 2001, which would result in an increase in fair value of approximately $5.5 million. See Note 4 of Notes to Consolidated Financial Statements.

    The table below presents principal cash flows and related weighted average interest rates of our Long-Term Debt at February 3, 2001, by year of maturity (dollars in thousands):

	Fiscal Year
	2001	2002	2003	2004	2005	Thereafter
Long-Term debt	$—	$—	$—	$—	$—	$125,000
Weighted average interest rate	10.9%	10.9%	10.9%	10.9%	10.9%	10.9%

ITEM 8. Consolidated Financial Statements and Supplementary Data.

    The Consolidated Financial Statements and Supplementary Data are included as an annex of this report. See the Index to Consolidated Financial Statements and Supplementary Data on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

    There were no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended February 3, 2001.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

Board of Directors of the Company

    The Board of Directors (the "Board") is presently comprised of five members. The Board is divided into three classes, with each of two classes consisting of two directors and one class consisting of one director. Members of each class of directors generally serve for a term of three years. Directors serve until the Annual Meeting of Stockholders in the year in which their term expires or until a successor is elected and qualified. The following sets forth information as to each of the directors of the Company, including their ages, present principal occupations, other business experiences during the last five years, membership on committees of the Board and directorships in other publicly-held companies.

Name	Age	Position	Year Term Expires
Sam Wyly(1)	66	Chairman of the Board of Directors	2003
Charles J. Wyly, Jr.(1)	67	Vice Chairman of the Board of Directors	2001
Richard E. Hanlon(2)	53	Director	2001
Elizabeth A. VanStory(2)	38	Director	2002
Richard C. Marcus(2)	62	Director	2003

(1)
Member of the Executive Committee.

(2)
Member of the Audit Committee, the Compensation Committee, and the 1997 Stock Option Committee.

    Information concerning the business experience of each of Mr. Sam Wyly and Mr. Charles J. Wyly, Jr. is provided under the caption "Executive Officers of the Company" on page 10.

    Mr. Hanlon became a director of the Company in April 1990. He has been Senior Vice President—Investor Relations of AOL Time Warner Inc., the world's first Internet-powered media and communications company, since its inception in January 2001. From February 1995 until its inception as AOL Time Warner, Inc. in January 2001, he held various executive positions at America Online, Inc., a leading provider of Internet online services. From March 1993 until February 1995, Mr. Hanlon was President of Hanlon & Co., a consulting firm, and from 1988 until 1993 was Vice President—Corporate Communications and Secretary of LEGENT Corporation.

    Ms. VanStory became a director of Michaels in July 1999. Since October 2000, she has been President of Thinkout, a consulting firm. From June 1999 until October 2000, she served as President of iMotors.com. From 1997 to June 1999, Ms. VanStory was Vice President of OfficeDepot.com, a division of Office Depot, Inc. From 1995 to 1997, she served as Vice President and General Manager of New Media for The Weather Channel. Ms. VanStory began her career in interactive media as Director of Marketing for Bell Atlantic Video Services, where she served from 1992 to 1995. From 1988 to 1992, she held several marketing positions with MCI Telecommunications Corporation. Ms. VanStory was previously a director of shop.org, an online retailing association.

    Mr. Marcus became a director of Michaels in July 1999. Since January 1997, Mr. Marcus has served as Senior Advisor to Peter J. Solomon Company, an investment banking company. From December 1994 through December 1995, Mr. Marcus served as Chief Executive Officer of Plaid Clothing Group, a manufacturer of men's tailored clothing. He is currently on the boards of directors of Zale Corporation, Lands' End, Inc., Fashionmall.com, and GiftCertificates.com. Prior to these activities, Mr. Marcus was with Neiman Marcus for 27 years and served as Chairman and Chief Executive Officer from 1979 through 1988.

Executive Officers of the Company

    The name, age, and position of each executive officer of the Company is set forth under the heading "Executive Officers of the Company" in Item 1 of this report, which information is incorporated in this Item 10 by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it with respect to fiscal 2000, or written representations from certain reporting persons, the Company believes that none of its officers and directors and persons who own more than 10% of a registered class of the Company's equity securities have failed to file on a timely basis reports required by Section 16(a) of the Exchange Act.

ITEM 11. Executive Compensation.

Summary Compensation Table

    The following table sets forth certain information regarding compensation paid or accrued by the Company to the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers, employed by the Company at the end of the fiscal year, based on salary and bonus earned during fiscal 2000, and the Vice Chairman of the Board of Directors (the "Named Executives").

Long-Term Compensation
							Awards		Payouts
Annual Compensation
Securities Underlying Options/ SARs(#)(1)
Name and Principle Position	Fiscal Year	Salary($)		Bonus($)	Other Annual Compensation ($)		Restricted Stock Awards		LTIP Payouts ($)	All Other Compensation ($)
R. Michael Rouleau,(2) President and Chief Executive Officer	2000 1999 1998	632,308 531,924 512,698		267,500 309,004 250,000	61,967 7,072 54,634	(3) (3) (5)	— — —	100,000 100,000 100,000	— — —	67,735 45,331 22,342	(4) (4) (4)
Sam Wyly, Chairman of the Board of Directors	2000 1999 1998	450,000 450,000 450,000		— — —	— — —		— — —	100,000 400,000 —	— — —	— — —
Charles J. Wyly, Jr., Vice Chairman of the Board of Directors	2000 1999 1998	225,000 225,000 225,000		— — —	— — —		— — —	50,000 200,000 —	— — —	— — —
John C. Martin,(6) Former President and Chief Operating Officer	2000 1999	461,423 259,616		225,000 270,000	— 54,110	(8)	— —	50,000 450,000	— —	72,543 119,310	(7) (7)
Douglas B. Sullivan, Executive Vice President—Development	2000 1999 1998	300,290 299,988 299,988		120,000 150,000 120,000	— — —		— — —	25,000 25,000 25,000	— — —	32,959 34,478 23,616	(9) (9) (9)
Edward F. Sadler, Executive Vice President—Store Operations	2000 1999	275,000 74,039	(11)	110,000 62,404	— 44,719	(12)	— —	18,750 50,000	— —	89,065 107,822	(10) (10)

(1)
Options to acquire shares of Common Stock.

(2)
Appointed to the additional position of President on March 26, 2001.

Notes continued on following page.

Notes continued from previous page.

(3)
Includes an automobile allowance of $22,889, income taxes of $18,144 paid for by the Company, and a gift given to Mr. Rouleau by the Company valued at $15,900 in fiscal 2000 and income taxes of $7,072 paid for by the Company in fiscal 1999.

(4)
The amounts shown include (i) life insurance premiums paid by the Company in the amount of $39,516, $21,831, and $20,130 in fiscal 2000, 1999, and 1998, respectively, (ii) annual matching contributions paid by the Company for Mr. Rouleau's account pursuant to the Company's Deferred Compensation Plan in the amount of $23,039 and $18,500 in fiscal 2000 and 1999, respectively, and (iii) annual matching contributions paid by the Company for Mr. Rouleau's account pursuant to the Company's 401(k) Plan in the amount of $5,180, $5,000, and $2,212 in fiscal 2000, 1999, and 1998, respectively.

(5)
Includes an automobile paid for by the Company for Mr. Rouleau in the amount of $52,933.

(6)
Mr. Martin resigned as President and Chief Operating Officer on March 26, 2001. He joined the Company on June 28, 1999.

(7)
The amounts shown include (i) life insurance premiums paid by the Company in the amount of $1,527 in fiscal 2000, (ii) annual matching contributions paid by the Company for Mr. Martin's account pursuant to the Company's Deferred Compensation Plan in the amount of $19,684 in fiscal 2000, (iii) annual matching contributions paid by the Company for Mr. Martin's account pursuant to the Company's 401(k) Plan in the amount of $2,259 in fiscal 2000, and (iv) relocation expenses paid for by the Company in the amount of $49,073 and $117,816 in fiscal 2000 and 1999, respectively.

(8)
Includes income taxes paid for by the Company in the amount of $49,101 on taxable relocation expenses.

(9)
The amounts shown include (i) life insurance premiums paid by the Company in the amount of $19,460, $21,870, and $21,291 in fiscal 2000, 1999, and 1998, respectively, (ii) annual matching contributions paid by the Company for Mr. Sullivan's account pursuant to the Company's Deferred Compensation Plan in the amount of $9,113 and $7,608 in fiscal 2000 and 1999, respectively, and (iii) annual matching contributions paid by the Company for Mr. Sullivan's account pursuant to the Company's 401(k) Plan in the amount of $4,386, $5,000, and $2,325 in fiscal 2000, 1999, and 1998, respectively.

(10)
The amounts shown include (i) life insurance premiums paid by the Company in the amount of $7,244 in fiscal 2000, (ii) annual matching contributions paid by the Company for Mr. Sadler's account pursuant to the Company's Deferred Compensation Plan in the amount of $7,754 in fiscal 2000, (iii) annual matching contributions paid by the Company for Mr. Sadler's account pursuant to the Company's 401(k) Plan in the amount of $1,714 in fiscal 2000, and (iv) relocation expenses paid for by the Company in the amount of $72,353 and $107,822 in fiscal 2000 and 1999, respectively.

(11)
Mr. Sadler joined the Company on October 28, 1999.

(12)
Income taxes paid for by the Company on taxable relocation expenses.

Option Grants During Fiscal 2000

    The following table provides information related to options granted to the Named Executives during fiscal 2000.

Individual Grants						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
Name	Number of Securities Underlying Options/SARs Granted(#)(2)		% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)(3)	Expiration Date	5%($)	10%($)
R. Michael Rouleau	100,000	(4)	6.66	41.75	7/27/05	1,153,476	2,548,879
Sam Wyly	100,000	(5)	6.66	35.00	8/30/05	966,985	2,136,785
Charles J. Wyly, Jr.	50,000	(5)	3.33	35.00	8/30/05	483,493	1,068,393
John C. Martin	50,000	(4)	3.33	41.75	7/27/05	576,738	1,274,440
Douglas B. Sullivan	25,000	(4)	1.66	41.75	7/27/05	288,369	637,220
Edward F. Sadler	18,750	(4)	1.25	41.75	7/27/05	216,277	477,915

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

(3)
The option exercise price may be paid in shares of Common Stock owned by the Named Executives, in cash, or in any other form of valid consideration or a combination of any of the foregoing, in some cases as determined by the Board of Directors or the Committees of the Board of Directors administering the stock option plans in their discretion. The exercise price of each option was equal to the fair market value of the Common Stock on the date of grant.

(4)
Stock options become exercisable with respect to 1/3 of the shares covered thereby on each of July 27, 2001, July 27, 2002, and July 27, 2003.

(5)
Stock options are exercisable immediately.

Option Exercises During Fiscal 2000 and Fiscal Year-End Option Values

    The following table provides information related to options exercised by the Named Executives during fiscal 2000 and the number and value of options held at fiscal year-end. The Company does not have any outstanding stock appreciation rights.

				Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End(#)
							Value of Unexercised In-the-Money Options/SARs at Fiscal Year End($)(1)
	Shares Acquired on Exercise(#)
			Value Realized($)(2)
Name				Exercisable		Unexercisable	Exercisable	Unexercisable
R. Michael Rouleau	369,500		7,581,378	99,999		200,001	895,824	941,675
Sam Wyly	1,200,000	(3)	25,299,519	500,000		—	8,837,480	—
Charles J. Wyly, Jr.	600,000	(4)	11,786,030	250,000	(5)	—	4,418,740	—
John C. Martin	—		—	150,000		350,000	2,456,250	4,912,500
Douglas B. Sullivan	—		—	24,999		50,001	223,949	235,426
Edward F. Sadler	—		—	16,666		52,084	90,621	181,254

(1)
The closing price for the Company's Common Stock as reported through The Nasdaq Stock Market on February 2, 2001, the last trading day of fiscal 2000, was $39.00. Value is calculated on the basis of the difference between the option exercise price and $39.00 multiplied by the number of shares of Common Stock underlying the option.

(2)
Value realized is calculated based on the difference between the aggregate exercise price of the options exercised and the aggregate market value of the shares of Common Stock acquired on the date of exercise.

(3)
Includes shares acquired on exercise by Cheryl R. Wyly Marital Trust, of which Sam Wyly is the general partner.

(4)
Shares acquired on exercise by Stargate, Ltd., of which Charles J. Wyly, Jr. is the general partner.

(5)
Includes stock options held by Stargate, Ltd., of which Charles J. Wyly, Jr. is the general partner.

Compensation of Directors

    The Company pays Sam Wyly $37,500 per month for serving as Chairman of the Board and Charles J. Wyly, Jr. $18,750 per month for serving as Vice Chairman of the Board.

    Mr. Hanlon, Mr. Marcus, and Ms. VanStory each receive an annual fee of $24,000 as members of the Board, a fee of $1,000 for attendance at each regular or special Board meeting, and a fee of $1,000 for attendance at each meeting of the Audit Committee.

Employment, Severance, and Change of Control Agreements

    In March 2001, the Company entered into a new employment agreement with R. Michael Rouleau, the President and Chief Executive Officer of the Company. The employment agreement is for a term expiring on January 31, 2006 with provisions for annual automatic one-year extensions unless the Company gives notice of non-extension 120 days prior to any expiration date. Under the employment agreement, Mr. Rouleau is entitled to receive an annual base salary of $675,000, or such higher amount as the Board of Directors or Compensation Committee shall determine, and standard executive officer benefits. Additionally, he is allowed to participate in a bonus plan in any year in which a bonus plan is established. For fiscal 2000, Mr. Rouleau received a bonus of $267,500 pursuant to a bonus plan based upon the attainment by the Company of certain performance goals. Upon a change of control of the Company (a "Change of Control") or if the Company terminates Mr. Rouleau's employment (other than for cause) prior to the expiration of the employment agreement, Mr. Rouleau is entitled to continue to receive his base salary and other benefits until January 31, 2006. If Mr. Rouleau's employment is terminated for any reason, at any time, all unvested options then held by him will immediately become fully exercisable and Mr. Rouleau will be entitled to the value of any unvested interest he may have in the Company's 401(k) plan.

    The Company has an agreement with Douglas B. Sullivan, an executive officer of the Company, which provides for his employment by the Company to age 65 upon a Change of Control for a salary not less than his annual salary immediately preceding the Change of Control and allows him to participate in bonuses with other key management personnel of the Company. This agreement (i) is currently for a term expiring on April 5, 2004 with provisions for annual automatic one-year extensions unless the Company gives notice of non-extension six months prior to any extension date and, upon a Change of Control, an additional extension of twelve months and (ii) requires the Company to pay to Mr. Sullivan, if his employment is terminated on or prior to his 65th birthday and within one year of a Change of Control, a sum equal to his salary and bonus during the twelve-month period immediately preceding termination.

    In connection with his resignation as President and Chief Operating Officer of the Company on March 26, 2001, John C. Martin entered into a separation agreement with the Company. Under this agreement, Mr. Martin will remain a non-officer employee of the Company through May 12, 2001 at his current base salary, and he is entitled to receive an additional severance payment equal to $463,500. Under the terms of his severance arrangement, all of the options granted to him under the Company's 1997 Stock Option Plan will terminate effective June 11, 2001.

Compensation and Stock Option Committee Interlocks and Insider Participation

    Until September 2000, Sam Wyly and Charles J. Wyly, Jr. were the members of the Compensation Committee and, as such, were primarily responsible for determining executive compensation for fiscal 2000. Since September 2000, the Compensation Committee has been comprised of Richard E. Hanlon, Richard C. Marcus, and Elizabeth A. VanStory. The Board as a whole and the members of the 1997 Stock Option Committee have authority to make decisions related to stock option grants to executive officers and directors.

    Sam Wyly and Charles J. Wyly, Jr. are executive officers of the Company and were, until September 2000, members of the Compensation Committee of the Company. Sam Wyly and Charles J. Wyly, Jr. were, until its acquisition in 2000 by another company, directors and executive officers of Sterling Software, Inc. and were, during part of 2000, directors of Scottish Annuity & Life Holdings, Ltd., serving on the compensation committee (or its equivalent) for each such company. Accordingly, Sam Wyly and Charles J. Wyly, Jr. have participated in decisions related to compensation of executive officers of each of the Company, Sterling Software, Inc., and Scottish Annuity & Life Holdings, Ltd.

    Sam Wyly is a director and, during part of 2000, was an executive officer of GreenMountain.com Company, the board of which makes decisions related to executive compensation.

    Evan A Wyly, a member of the Board during part of fiscal 2000, is also a director and, for part of fiscal 2000, was an executive officer of Greenmountain.com Company.

    Michael C. French, a director of the Company for a portion of fiscal 2000, is also a director and executive officer of Scottish Annuity & Life Holdings, Ltd. Mr. French participates in compensation decisions related to executive officers of Scottish Annuity & Life Holdings, Ltd. Pursuant to a prior consulting arrangement with the Company, Mr. French received a non-refundable retainer, totaling $90,000, for his assistance and advice during his term as a director in fiscal 2000.

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

    We maintain the stock option plans for our executive officers, directors and key employees. We believe that the grant of options aligns executive and stockholder long-term interests by creating a strong and direct link between executive compensation and stockholder return. The grant of options also allows executives to develop and maintain a long-term ownership position in our Common Stock.

How have we responded to the IRS limits on deductibility of compensation?

    Options granted under the 1997 Stock Option Plan are intended to meet the performance based compensation exception to the annual $1,000,000 limitation on the tax deduction we may claim for compensation of certain executives. However, our executive bonus program does not meet the exception to the IRS deduction limitation.

How is our CEO compensated?

    As our Chief Executive Officer, Mr. Rouleau received a base salary of $632,308 during fiscal 2000. Mr. Rouleau's incentive compensation for fiscal 2000, in the form of a bonus, was based upon our attainment of specified financial objectives. With respect to fiscal 2000, Mr. Rouleau received $267,500 in a cash bonus. Mr. Rouleau also received stock options for 100,000 shares of Common Stock.

How are the other executive officers compensated?

    Our other executive officers usually receive a base salary, annual cash bonuses, long-term incentive compensation in the form of stock options, and various benefits. As described above, the Compensation Committee annually reviews the compensation for our executive officers and determines the compensation for each executive based upon the executive's performance, our attainment of certain financial and strategic objectives, and other factors. The 1997 Stock Option Committee also evaluates the executive officers' performance in determining whether to grant any stock options to the executives.

    This report is submitted by the members during fiscal 2000 of the Compensation and 1997 Stock Option Committees:

1997 Stock Option Committee	Compensation Committee
Richard E. Hanlon	Sam Wyly (until September 2000)
Richard C. Marcus	Charles J. Wyly, Jr. (until September 2000)
Elizabeth A. VanStory	Richard E. Hanlon (since September 2000)
Richard C. Marcus (since September 2000)
Elizabeth A. VanStory (since September 2000)

Stock Performance Chart

    The following chart compares the yearly changes in the total stockholder return on the Company's Common Stock against two other measures of performance. The comparison is on a cumulative basis for the Company's last five fiscal years. The two other performance measures are the Dow Jones US Total Market Index (previously known as the Dow Jones Equity Market Index) and the Dow Jones Retail-Other Specialty Index. In each case, we assumed an initial investment of $100 on January 27, 1995. Dates on the following chart represent the last trading day of the indicated fiscal year. The Company paid no dividends during such five-year period.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

    The following table sets forth information as of April 20, 2001 regarding the beneficial ownership of Common Stock by each person known by the Company to own five percent or more of the outstanding shares of Common Stock, each director of the Company, Named Executives (as defined herein), and the directors and executive officers of the Company as a group. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them, unless otherwise noted. The percentage of beneficial ownership is calculated based on 31,892,025 shares of Common Stock outstanding as of April 20, 2001.

Name of Beneficial Owner or Number of Persons in Group	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Sam Wyly	1,336,822	(2)	4.1
Charles J. Wyly, Jr.	716,444	(3)	2.2
Richard E. Hanlon	52,600	(4)	*
Richard C. Marcus	50,000	(4)	*
Elizabeth A. VanStory	50,000	(4)	*
R. Michael Rouleau	132,340	(5)	*
John C. Martin	135,564	(6)	*
Douglas B. Sullivan	67,792	(7)	*
Edward F. Sadler	21,666	(8)	*
First Pacific Advisors, Inc. 11400 West Olympic Boulevard, Suite 1200 Los Angeles, California 90064	3,504,900	(9)	11.0
The Wyly Group 300 Crescent Court, Suite 1000 Dallas, Texas 75201	2,053,266	(10)	6.3
Capital Research & Management Company 333 South Hope Street Los Angeles, California 90071	5,435,000	(11)	17.0
SMALLCAP World Fund, Inc. 333 South Hope Street Los Angeles, California 90071	2,215,000	(12)	6.9
Mellon Financial Corporation One Mellon Center Pittsburgh, Pennsylvania 15258	1,810,678	(13)	5.7
All current directors and executive officers as a group (16 persons)	2,727,627	(14)	8.2

Notes continued on following page.

*
Less than 1%

(1)
Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of ownership by a person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days. The number of shares shown includes outstanding shares of Common Stock owned as of April 20, 2001 by the person indicated and shares of Common Stock underlying options owned by such person on April 20, 2001 that were exercisable within 60 days of that date. Persons holding shares of Common Stock pursuant to the Michaels

Notes continued from previous page.

Stores, Inc. Employees 401(k) Plan (the "401(k) Plan") have sole voting power and investment power with respect to such shares.
(2)
Includes 500,000 shares under options; 589,536 shares held of record by Tallulah, Ltd. (a limited partnership of which Mr. Wyly is a general partner); and 74,786 shares held of record by family trusts of which Mr. Wyly is Trustee.

(3)
Includes 50,000 shares under options; 200,000 shares under options held of record by Stargate, Ltd. (a limited partnership of which Mr. Wyly is a general partner); 80,000 shares held of record by Stargate, Ltd.; and 386,444 shares held of record by family trusts of which Mr. Wyly is Trustee.

(4)
Includes 50,000 shares under options.

(5)
Includes 99,999 shares under options and 3,166 shares owned pursuant to the 401(k) Plan.

(6)
Includes 130,000 shares under options and 993 shares owned pursuant to the 401(k) Plan.

(7)
Includes 24,999 shares under options and 9,918 shares owned pursuant to the 401(k) Plan.

(8)
Includes 16,666 shares under options.

(9)
Based on a Schedule 13G filed with the Securities and Exchange Commission, dated January 10, 2001, by First Pacific Advisors, Inc., a registered investment adviser, which shares the power to dispose or to direct the disposition of 3,504,900 shares of Common Stock and shares the power to vote or to direct the vote of 1,725,700 shares of Common Stock.

(10)
The Wyly Group consists of Sam Wyly and Charles J. Wyly, Jr. Based on a Schedule 13D/A filed with the Securities and Exchange Commission, dated January 12, 2001, as supplemented by additional information made available to the Company, Sam Wyly has the sole power to vote or direct the vote of 836,822 shares of Common Stock and the sole power to dispose or direct the disposition of 1,336,822 shares of Common Stock and Charles J. Wyly, Jr. has the sole power to dispose or direct the disposition of 716,444 shares of Common Stock and the sole power to vote or direct the vote of 466,444 shares of Common Stock.

(11)
Based on a Schedule 13G/A filed with the Securities Exchange Commission, dated February 12, 2001, by Capital Research and Management Company, an investment advisor, which has the sole power to dispose or direct the disposition of 5,435,000 shares of Common Stock, but has no power to vote or direct the vote of such shares.

(12)
Based on a Schedule 13G/A filed with the Securities Exchange Commission, dated February 12, 2001, by SMALLCAP World Fund, Inc., an investment company, which has the sole power to vote or direct the vote of 2,215,000 shares of Common Stock, but has no power to dispose or direct the disposition of such shares.

(13)
Based on a Schedule 13G filed with the Securities and Exchange Commission, dated January 23, 2001, by Mellon Financial Corporation, a parent holding company, on behalf of itself and its direct and indirect subsidiaries in their various capacities, Mellon Financial Corporation has (a) sole power to vote or direct the vote of 1,287,503 shares of Common Stock, (b) shared voting power with respect to 101,700 shares of Common Stock, (c) sole power to dispose or direct the disposition of 1,793,288 shares of Common Stock and (d) shared dispositive power with respect to 12,600 shares of Common Stock.

(14)
Includes 150,412 shares under options held by eight executive officers not named in the table.

ITEM 13. Certain Relationships and Related Transactions.

    During fiscal 2000 the Company paid to C&S Aviation, Ltd., a partnership of which Sam Wyly and Charles J. Wyly, Jr. are managing members, $170,957 for the rental of an airplane. The Company paid $82,825 in fiscal 2000 to Sterling Commerce, Inc. for the purchase of services and software. Sam Wyly and Charles J. Wyly, Jr. served as directors of Sterling Commerce, Inc., until its acquisition in 2000 by another company.

    In fiscal 2000, the Company paid $233,692 in salary to Donald R. Miller, Jr., the Company's Vice President-Market Development. Mr. Miller also earned (i) a bonus of $90,000, (ii) $19,609 for personal use of a company-owned automobile, and (iii) $5,788 for other employee benefits. Mr. Miller is the son-in-law of Charles J. Wyly, Jr.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a)
The following documents are filed as a part of this report:

(1)
Consolidated Financial Statements:

See
Index to Consolidated Financial Statements and Supplementary Data on page F-1.

(2)
Exhibits:

    The exhibits listed below and on the accompanying Index to Exhibits immediately following the financial statement schedules are incorporated herein, or incorporated by reference into this report.

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to Form 10-Q for the period ended October 28, 2000, filed by Registrant on December 12, 2000, SEC File No. 000-11822).
3.2	Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 2 to Form 8-A/A, filed by Registrant on March 24, 2000, SEC File No. 000-11822).
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3 to Form 8-A/A, filed by Registrant on March 24, 2000, SEC File No. 000-11822).
4.1	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to Form 10-K for the year ended January 30, 1994, filed by Registrant on April 28, 1994, SEC File No. 000-11822).
4.2	Indenture, dated as of June 21, 1996, between Michaels Stores, Inc. and The Bank of New York (previously filed as Exhibit 19.1 to Form 10-Q for the quarter ended July 28, 1996, filed by Registrant on September 11, 1996, SEC File No. 000-11822).
10.1	Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated, effective October 1, 1996 (previously filed as Exhibit 99.2 to Form 8-K, filed by Registrant on September 30, 1996, SEC File No. 000-11822).*
10.2	Michaels Stores, Inc. Employees 401(k) Trust, dated July 11, 1996 (previously filed as Exhibit 99.3 to Form 8-K, filed by Registrant on September 30, 1996, SEC File No. 000-11822).
10.3	Form of Indemnity Agreement between Michaels Stores, Inc. and certain officers and directors of the Registrant (previously filed as Exhibit 10.8 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 29, 1993, SEC File No. 000-11822).
10.4	Form of Employment Agreement between Michaels Stores, Inc. and Douglas B. Sullivan (previously filed as Exhibit 10.5 to Form 10-K for the year ended January 31, 1998, filed by Registrant on May 1, 1998, SEC File No. 000-11822).*
10.5	Term Lease Master Agreement between IBM Credit Corporation as Lessor and Michaels Stores, Inc. as Lessee (previously filed as Exhibit 10.18 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).
10.6	Common Stock and Warrant Agreement, dated as of October 16, 1984, between Michaels Stores, Inc. and Peoples Restaurants, Inc., including form of Warrant (previously filed as Exhibit 4.2 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 29, 1993, SEC File No. 000-11822).
10.7	First Amendment to Common Stock and Warrant Agreement, dated October 31, 1984, between The First Dallas Group, Ltd. and Michaels Stores, Inc. (previously filed as Exhibit 4.3 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 29, 1993, SEC File No. 000-11822).
10.8	Second Amendment to Common Stock and Warrant Agreement, dated November 28, 1984, between First Dallas Investments-Michaels I, Ltd. and Michaels Stores, Inc. (previously filed as Exhibit 4.4 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 29, 1993, SEC File No. 000-11822).

10.9	Third Amendment to Common Stock and Warrant Agreement, dated February 27, 1985, between First Dallas Investments-Michaels I, Ltd., The First Dallas Group, Ltd., Sam Wyly, Charles J. Wyly, Jr., and Michaels Stores, Inc. (previously filed as Exhibit 10.23 to Form S-1 (No. 33-09456), filed by Registrant on October 14, 1986).
10.10	Amendment to Common Stock and Warrant Agreement, dated as of September 1, 1992, between Michaels Stores, Inc. and the other parties named therein (previously filed as Exhibit 4.8 to Form S-8 (No. 33-54726), filed by Registrant on November 20, 1992).
10.11	Bonus Plan for Officers and Employees (filed herewith).*
10.12	Michaels Stores, Inc. 1997 Employees Stock Purchase Plan (previously filed as Exhibit 10.33 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).*
10.13	Michaels Stores, Inc. 1997 Stock Option Plan (previously filed as Exhibit 10.2 to Form 10-Q for quarter ended May 3, 1997, filed by Registrant on June 17, 1997, SEC File No. 000-11822).*
10.14	Revolving Credit Agreement, dated as of August 28, 1998, among Michaels Stores, Inc., BankBoston, N.A., and the other lenders named therein (previously filed as Exhibit 4 to Form 10-Q for quarter ended August 1, 1998, filed by Registrant on September 15, 1998, SEC File No. 000-11822).
10.15	First Amendment to Revolving Credit Agreement, dated as of October 20, 1999, among Michaels Stores, Inc., BankBoston, N.A., and the other lenders named therein (previously filed as Exhibit 10.26 to Form 10-K for the year ended January 29, 2000, filed by Registrant on April 28, 2000, SEC File No. 000-11822).
10.16	Stock Purchase Agreement, dated as of March 29, 1996, between Michaels Stores, Inc. and Quayle Limited (previously filed as Exhibit 4.7 to Form 10-K for the year ended January 28, 1996, filed by Registrant on April 29, 1996, SEC File No. 000-11822).
10.17	Stock Purchase Agreement, dated as of March 29, 1996, between Michaels Stores, Inc. and Locke Limited (previously filed as Exhibit 4.8 to Form 10-K for the year ended January 28, 1996, filed by Registrant on April 29, 1996, SEC File No. 000-11822).
10.18	Stock Purchase Agreement, dated as of March 29, 1996, between Michaels Stores, Inc. and Fugue Limited (previously filed as Exhibit 4.9 to Form 10-K for the year ended January 28, 1996, filed by Registrant on April 29, 1996, SEC File No. 000-11822).
10.19	Option Agreement, dated as of December 23, 1996, between Michaels Stores, Inc. and Devotion Limited (previously filed as Exhibit 10.28 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).
10.20	Option Agreement, dated as of December 23, 1996, between Michaels Stores, Inc. and Elegance Limited (previously filed as Exhibit 10.29 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).
10.21	Michaels Stores, Inc. Deferred Compensation Plan, dated as of August 1, 1999 (previously filed as Exhibit 10.32 to Form 10-K for the year ended January 29, 2000, filed by Registrant on April 28, 2000, SEC File No. 000-11822).*
10.22	Employment Agreement between Michaels Stores, Inc. and R. Michael Rouleau, dated March 20, 2001 (filed herewith).*
10.23	Separation Agreement and Release between Michaels Stores, Inc. and John C. Martin dated March 26, 2001 (filed herewith).*
21.1	Subsidiaries of Michaels Stores, Inc. (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c).

b)
No reports on Form 8-K were filed during the quarter ended February 3, 2001.

MICHAELS STORES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of Michaels Stores, Inc. are included in response to Item 8:

    All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Michaels Stores, Inc.

    We have audited the accompanying consolidated balance sheets of Michaels Stores, Inc. and subsidiaries (the "Company") as of February 3, 2001 and January 29, 2000, and the related consolidated statements of income, cash flows, and stockholders' equity for each of the three years in the period ended February 3, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michaels Stores, Inc. and subsidiaries at February 3, 2001 and January 29, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 3, 2001, in conformity with accounting principles generally accepted in the United States.

    As discussed in Note 2 to the consolidated financial statements, in fiscal 2000 the Company changed its method of accounting for revenue recognition on custom frame sales.

                      /s/ ERNST & YOUNG LLP

Dallas, Texas
March 5, 2001

MICHAELS STORES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	February 3, 2001	January 29, 2000
ASSETS
Current assets:
Cash and equivalents	$28,191	$77,398
Merchandise inventories	663,700	615,065
Prepaid expenses and other	24,572	19,026
Deferred income taxes and income taxes receivable	13,353	11,498

Total current assets	729,816	722,987

Property and equipment, at cost	543,312	455,285
Less accumulated depreciation	(242,307)	(209,552)

	301,005	245,733

Costs in excess of net assets of acquired operations, net	121,256	124,766
Other assets	6,359	3,217

	127,615	127,983

Total assets	$1,158,436	$1,096,703

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$143,224	$124,828
Accrued liabilities and other	144,121	136,375
Income taxes payable	1,663	9,773

Total current liabilities	289,008	270,976

Senior notes	125,000	125,000
Convertible subordinated notes	—	96,940
Deferred income taxes	18,269	17,990
Other long-term liabilities	21,513	18,999

Total long-term liabilities	164,782	258,929

	453,790	529,905

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.10 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 150,000,000 shares authorized; shares issued of 31,836,840 at February 3, 2001 and 31,573,113 at January 29, 2000	3,184	3,157
Additional paid-in capital	429,688	401,414
Retained earnings	271,774	194,138
Treasury stock, at cost, no shares and 1,509,000 shares, respectively	—	(31,911)

Total stockholders' equity	704,646	566,798

Total liabilities and stockholders' equity	$1,158,436	$1,096,703

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)

	Fiscal Year
	2000	1999	1998
Net sales	$2,249,440	$1,882,522	$1,573,965
Cost of sales and occupancy expense	1,494,304	1,244,204	1,051,266

Gross profit	755,136	638,318	522,699
Selling, general, and administrative expense	596,522	503,069	425,690
Store pre-opening costs	10,197	11,077	7,897
Litigation settlement	—	1,500	—

Operating income	148,417	122,672	89,112
Interest expense	18,026	22,654	22,678
Other (income) and expense, net	(3,678)	(2,373)	(3,890)

Income before income taxes and cumulative effect of accounting change	134,069	102,391	70,324
Provision for income taxes	53,628	40,090	26,723

Income before cumulative effect of accounting change	80,441	62,301	43,601
Cumulative effect of accounting change for revenue recognition, net of tax of $1,235	1,852	—	—

Net income	$78,589	$62,301	$43,601

Earnings per common share excluding the cumulative effect of accounting change:
Basic	$2.42	$2.15	$1.49

Diluted	$2.35	$2.01	$1.43

Earnings per common share including the cumulative effect of accounting change:
Basic	$2.37	$2.15	$1.49

Diluted	$2.29	$2.01	$1.43

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year
	2000	1999	1998
Operating activities:
Net income	$78,589	$62,301	$43,601
Adjustments:
Depreciation	61,841	55,085	45,972
Amortization	4,106	4,121	4,281
Other	1,070	969	1,017
Change in assets and liabilities, excluding acquisitions:
Merchandise inventories	(47,609)	(113,826)	(115,659)
Prepaid expenses and other	(5,546)	(4,115)	(882)
Deferred income taxes and other	(3,723)	10,508	10,464
Accounts payable	18,396	18,655	(3,283)
Income taxes payable	21,634	2,540	15,854
Accrued liabilities and other	18,000	24,532	4,673

Net change in assets and liabilities	1,152	(61,706)	(88,833)

Net cash provided by operating activities	146,758	60,770	6,038

Investing activities:
Additions to property and equipment	(118,010)	(90,860)	(77,994)
Net proceeds from sales of property and equipment	108	101	18,427
Acquisitions	(2,182)	—	—

Net cash used in investing activities	(120,084)	(90,759)	(59,567)

Financing activities:
Payment of other long-term liabilities	(5,567)	(6,100)	(5,378)
Redemption of convertible subordinated notes	(4,206)	—	—
Acquisition of treasury stock	(156,507)	(11,539)	(20,372)
Proceeds from stock options exercised	89,465	28,760	7,060
Proceeds from issuance of common stock and other	934	142	6,060

Net cash (used in) provided by financing activities	(75,881)	11,263	(12,630)

Net decrease in cash and equivalents	(49,207)	(18,726)	(66,159)
Cash and equivalents at beginning of period	77,398	96,124	162,283

Cash and equivalents at end of period	$28,191	$77,398	$96,124

Supplemental Cash Flow Information:
Cash paid for interest	$14,335	$21,271	$20,708

Cash paid (refunds received) for income taxes	$31,495	$24,463	$(1,618)

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Years Ended February 3, 2001
(In thousands except share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Total
Balance at January 31, 1998	29,033,908	$2,903	$350,977	$88,031	$—	$441,911
Exercise of stock options and other	494,122	50	6,900	(560)	—	6,390
Tax benefit from exercise of stock options	—	—	3,231	—	—	3,231
Proceeds from Stock Purchase Plan	178,730	18	6,200	—	—	6,218
Acquisition of treasury stock	(1,145,000)	—	—	—	(20,372)	(20,372)
Net income	—	—	—	43,601	—	43,601

Balance at January 30, 1999	28,561,760	2,971	367,308	131,072	(20,372)	480,979
Exercise of stock options and other	1,866,353	186	28,716	765	—	29,667
Tax benefit from exercise of stock options	—	—	5,390	—	—	5,390
Acquisition of treasury stock	(364,000)	—	—	—	(11,539)	(11,539)
Net income	—	—	—	62,301	—	62,301

Balance at January 29, 2000	30,064,113	3,157	401,414	194,138	(31,911)	566,798
Exercise of stock options and other	4,488,031	449	89,953	(953)	—	89,449
Conversion of Subordinated Notes	2,445,696	245	96,328	—	—	96,573
Tax benefit from exercise of stock options	—	—	29,744	—	—	29,744
Acquisition of treasury stock	(5,161,000)	—	—	—	(156,507)	(156,507)
Retirement of treasury stock	—	(667)	(187,751)	—	188,418	—
Net income	—	—	—	78,589	—	78,589

Balance at February 3, 2001	31,836,840	$3,184	$429,688	$271,774	$—	$704,646

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of Business

    Michaels Stores, Inc. (together with its subsidiaries, unless the text otherwise requires, the "Company") owns and operates a chain of 628 specialty retail stores in 48 states, Canada and Puerto Rico featuring arts, crafts, framing, floral, decorative wall décor, and seasonal merchandise for the hobbyist and do-it-yourself home decorator. A Michaels store typically carries approximately 40,000 items. The Company's wholly-owned subsidiary, Aaron Brothers, Inc., operates a chain of 119 framing and art supply stores. Aaron Brothers stores are located primarily on the West Coast. The Company also owns and operates Star Decorators' Wholesale Warehouse ("Star Wholesale"), a single wholesale operation located in Dallas, Texas, offering merchandise primarily to interior decorators/designers, wedding/event planners, florists, hotels, restaurants, and commercial display companies.

Fiscal Year

    The Company reports on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. Fiscal 2000 ended February 3, 2001 and contained 53 weeks. Fiscal 1999 ended January 29, 2000 and fiscal 1998 ended January 30, 1999, and each contained 52 weeks.

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

Cash and Equivalents

    Cash and equivalents are generally comprised of highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. The Company records interest income earned from its cash and equivalents as a component of other (income) and expense, net, in its financial statements. Interest income was $3,866,000, $2,374,000, and $3,942,000 for fiscal 2000, 1999, and 1998, respectively.

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

Costs in Excess of Net Assets of Acquired Operations

    Costs in excess of net assets of acquired operations are being amortized over 40 years on a straight-line basis. Accumulated amortization was $29,003,000 and $25,317,000 as of the end of fiscal 2000 and 1999, respectively.

Impairment of Long-Lived Assets

    The Company periodically reviews long-lived assets for impairment by comparing the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss would be recognized during that period. The impairment loss is calculated as the difference between asset carrying values and the present value of estimated net cash flows or comparable market values, giving consideration to recent operating performance and pricing trends. In fiscal 2000, 1999, and 1998, the Company had no significant impairment losses related to long-lived assets.

Estimating Fair Value of Financial Instruments

    The $125 million of Senior Notes due June 2006 are estimated at fair market value based on dealer quotes at each balance sheet date.

Reserve for Closed Facilities

    The Company maintains a reserve for future rental obligations, carrying costs, and other closing costs related to closed facilities, primarily closed and relocated stores. The following is a detail of account activity (in thousands):

	Fiscal Year
	2000	1999	1998
Balance at beginning of fiscal year	$8,765	$8,557	$7,278
Additions charged to costs and expenses	6,302	4,076	4,840
Payment of rental obligations and other	(7,068)	(3,868)	(3,561)

Balance at end of fiscal year	$7,999	$8,765	$8,557

Advertising Costs

    Advertising costs are expensed in the period in which the advertising first occurs. Co-op advertising funds are recognized when the Company has performed its obligations under the co-op advertising agreements. Advertising expense, net of co-op advertising funds, was $82,519,000, $69,745,000, and $58,928,000 for fiscal 2000, 1999, and 1998, respectively, and is included in selling, general, and administrative expense.

Store Pre-Opening Costs

    The Company expenses all start-up activity costs as incurred, which primarily include store pre-opening costs.

Revenue Recognition

    Revenue from sales of the Company's merchandise is recognized at the time of the merchandise sale, excluding revenue from the sale of custom frames. The Company allows for merchandise to be returned under most circumstances. The Company does not provide a reserve for estimated returns, as the amount does not have a material impact on the financial statements.

    In fiscal 2000, the Company recorded the cumulative effect of a change in accounting principle related to revenue recognition from the sale of custom frames. The Company now recognizes the sale of custom frames at the time the frame is picked up by the customer. For a detailed description, see Note 2 of Notes to Consolidated Financial Statements.

Reclassifications

    Certain reclassifications have been made to prior periods to conform to current presentations.

Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per common share:

	Fiscal Year
	2000	1999	1998
	(In thousands except per share data)
Numerator:
Net income (1)	$78,589	$62,301	$43,601
Assumed add-back of interest on convertible subordinated debt less tax benefit of $2,386	—	3,893	—

Net income per diluted share computation	$78,589	$66,194	$43,601

Denominator:
Denominator for basic earnings per common share—weighted average shares	33,209	29,006	29,218
Effect of dilutive securities:
Convertible subordinated debt	—	2,551	—
Employee stock options	1,069	1,428	1,360

Denominator for diluted earnings per common share—weighted average shares adjusted for dilutive securities	34,278	32,985	30,578

Basic earnings per common share:
Before cumulative effect of accounting change	$2.42	$2.15	$1.49
Cumulative effect of accounting change	(0.05)	—	—

Net income	$2.37	$2.15	$1.49

Diluted earnings per common share:
Before cumulative effect of accounting change	$2.35	$2.01	$1.43
Cumulative effect of accounting change	(0.06)	—	—

Net income	$2.29	$2.01	$1.43

(1)
Fiscal 2000 net income includes the cumulative effect of a change in accounting principle, net of tax, in the amount of $1,852,000. See Note 2 of Notes to Consolidated Financial Statements.

    The Company's purchase and subsequent retirement of 5,161,000 shares of its common stock ("Common Stock") in fiscal 2000 reduced the number of weighted average shares outstanding by approximately 1,426,000 shares for fiscal 2000.

    For fiscal 2000, approximately 1.6 million shares related to the Company's outstanding employee stock options were excluded from the calculation of diluted earnings per share since their exercise prices exceeded the fair market value of the Common Stock. In addition, the convertible subordinated notes were not included in the diluted earnings per share calculation for fiscal 1998 because they were anti-dilutive.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for certain types of hedging activities. The Company will adopt the requirements of SFAS No. 133 in its fiscal year beginning February 4, 2001. The adoption of SFAS No. 133 will have no material impact on the Company's operating results or financial position.

Note 2. Change in Accounting Principle

    Effective October 29, 2000, the Company changed its method of accounting for custom frame sales in accordance with guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Historically, the Company has recognized sales for custom frame orders at the time that the order was placed by the customer. Under the new accounting method adopted retroactive to January 30, 2000, the Company now effectively recognizes revenue for custom frame orders at the time of delivery. The cumulative effect of the change on prior years resulted in a charge to income of $1.9 million (after reduction for income taxes of $1.2 million) which is included in the results of operations for the first quarter of fiscal 2000. The effect of the change on fiscal 2000 was to recognize $2.6 million in revenue and increase income before the cumulative effect of the accounting change by $685,000. No pro forma disclosures of net income and earnings per share for prior fiscal years, assuming the accounting change was applied retroactively, are provided as the amounts are not materially different from previously reported amounts.

Note 3. Detail of Certain Balance Sheet Accounts

	February 3, 2001	January 29, 2000
	(In thousands)
Property and equipment:
Land and buildings	$28,868	$3,119
Fixtures and equipment	383,410	312,599
Leasehold improvements	125,187	112,715
Capital leases	5,847	26,852

	$543,312	$455,285

Accrued liabilities and other:
Salaries, bonuses, and other payroll-related costs	$54,722	$42,960
Taxes, other than income and payroll	21,116	21,538
Rent	7,678	10,233
Deferred revenue	4,374	—
Current portion of capital lease obligations	731	6,353
Other	55,500	55,291

	$144,121	$136,375

Note 4. Debt

    The Company completed a public offering of $125 million of Senior Notes (the "Notes") in June 1996. The Notes bear interest at a rate of 10 7/8% payable June 15 and December 15 of each year and mature on June 15, 2006. The Notes are not redeemable prior to June 15, 2001. On or after June 15, 2001, the Notes are redeemable at the option of the Company, in whole or in part, at redemption prices ranging from 105.44% in 2001 to 100.00% in 2004, plus accrued interest to the date of redemption. In addition, the indenture under which the Notes have been issued contains certain covenants, including but not limited to restrictions on (1) debt; (2) payments such as dividends, repurchases of Common Stock, or repurchases of subordinated obligations; (3) distributions from subsidiaries; (4) sales of assets; (5) transactions with affiliates; (6) liens; and (7) mergers, consolidations, and transfers of all or substantially all assets. The fair value, based on dealer quotes, of the outstanding Notes as of February 3, 2001 and January 29, 2000 was $130.6 million and $130.1 million, respectively.

    In January 1993, the Company issued $97.75 million of convertible subordinated notes ("Subordinated Notes") due January 15, 2003. On June 9, 2000, the Company called for the redemption of the Subordinated Notes on June 29, 2000. The aggregate principal amount of the Subordinated Notes outstanding was $96,935,000. The holders had the option to convert their Subordinated Notes into shares of Common Stock prior to 5:00 p.m., Eastern Time, on June 22, 2000, at a price of $38.00 per share. Alternatively, holders could have their Subordinated Notes redeemed on June 29, 2000 at a total redemption price of $1,051.25 per $1,000 principal amount of Subordinated Notes, which included a premium for early redemption and accrued interest. As a result, the majority of the Subordinated Notes was surrendered by the June 22, 2000 conversion date and was converted into 2,445,565 shares of Common Stock. The remaining Subordinated Notes were redeemed at a total redemption price of $4,206,051 on June 29, 2000. The loss from the redemption was not material.

    The Company's bank credit facility with Fleet National Bank (formerly BankBoston, N.A.) and other lending institutions (the "Credit Agreement") provides for an unsecured revolving line of credit of $100 million with a $25 million competitive bid feature and a $50 million letter of credit sub-facility, which line of credit may be increased to $125 million under specific conditions. The Credit Agreement contains certain financial covenants, including those related to the ratio of funded debt to total capital, a fixed charge coverage ratio, and a capital expenditure limitation. Interest on all borrowings varies based upon the type of borrowing, our fixed charge coverage ratio, and whether the Company elects to utilize the competitive bid feature available under the Credit Agreement. If the competitive bid procedure is not employed, the interest rate on the Credit Agreement is generally (a) the higher of (i) an annual rate of interest announced from time to time by the lending institution as its "base rate" or (ii) one-half of one percent (1/2%) above the Federal Funds Effective Rate or (b) the Eurodollar Rate as defined by the Credit Agreement plus an applicable margin based on our fixed charge coverage ratio. If the competitive bid feature is utilized, loans up to $25 million may be made under the Credit Agreement at competitively bid interest rates offered by lending institutions participating in the facility, which may have the effect of decreasing the amount of interest the Company would otherwise be obligated to pay on such borrowings. The Company is required to pay a facility fee from 0.2% to 0.3% per annum on the unused portion of the revolving line of credit as well as letter of credit fees that vary depending on the fixed charge coverage ratio. We are in compliance with all terms and conditions of the Credit Agreement. No borrowings were outstanding under the Credit Agreement at February 3, 2001 or January 29, 2000. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding ($15,094,000 at February 3, 2001). Borrowings in fiscal 2000 and fiscal 1999 were outstanding under the Credit Agreement for 47 days and 121 days, respectively, in connection with the inventory buildup for peak selling seasons (with average outstanding borrowings of $25 million and $40 million, respectively, and a weighted average interest rate of 7.80% and 6.29%, respectively). The Credit Agreement expires on August 28, 2001.

Note 5. Income Taxes

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities as of the respective year-end balance sheets are as follows:

	February 3, 2001	January 29, 2000
	(In thousands)
Deferred tax assets:
Net operating loss, general business credit, and alternative minimum tax credit carryforwards	$11,734	$17,920
Accrued expenses	21,332	17,675
Other	6,693	4,311

Deferred tax assets	39,759	39,906
Valuation allowance	(5,408)	(5,454)

Total deferred tax assets	34,351	34,452

Deferred tax liabilities:
Depreciation and amortization	23,672	23,033
Other	15,595	17,655

Total deferred tax liabilities	39,267	40,688

Net deferred tax liabilities	$(4,916)	$(6,236)

    The federal and state income tax provision is as follows:

	Fiscal Year
	2000(1)	1999	1998
	(In thousands)
Federal:
Current	$44,877	$24,393	$16,015
Deferred	840	11,487	10,620

Total federal income tax provision	45,717	35,880	26,635
State:
Current	7,753	2,921	463
Deferred	(1,077)	1,289	(375)

Total state income tax provision	6,676	4,210	88

Total income tax provision	$52,393	$40,090	$26,723

(1)
The total income tax provision for fiscal 2000 includes a provision on income before the cumulative effect of a change in accounting principle of $53,628,000 and a tax benefit of $1,235,000 resulting from the cumulative effect of a change in accounting principle.

    Reconciliation between the actual income tax provision and the income tax provision calculated by applying the federal statutory rate is as follows:

	Fiscal Year
	2000(1)	1999	1998
	(In thousands)
Income tax provision at statutory rate	$45,844	$35,837	$24,613
Decrease in federal valuation allowance	(46)	—	(1,075)
Decrease in valuation allowance for state net operating losses, net of federal income tax effect	—	(1,571)	(2,497)
State income taxes, net of federal income tax effect	4,339	4,308	2,554
Utilization of net operating losses previously not benefited	—	—	(1,439)
Amortization of intangibles	1,290	1,279	1,331
Other	966	237	3,236

Total income tax provision	$52,393	$40,090	$26,723

    At February 3, 2001, the Company had state net operating loss carryforwards to reduce future taxable income of approximately $82 million expiring at various dates between fiscal 2001 and fiscal 2018. The Company also has tax credit carryforwards of approximately $500,000 available to offset future income taxes. During fiscal 1999, the Company reduced its valuation allowance by $2.4 million for state net operating losses because it was more likely than not that the assets would be realized.

Note 6. Stockholders' Equity

    In October 1997, the Company began issuing Common Stock through its Dividend Reinvestment and Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan provides owners of shares of Common Stock and other interested investors with a convenient and economical method to purchase Common Stock. The Stock Purchase Plan also provides the Company with a cost-efficient and flexible mechanism to raise equity capital. The Company may establish a discount of 0% to 5% in certain transactions to purchase shares under the Stock Purchase Plan. During fiscal 2000, 1999, and 1998, the Company issued 411, 982, and 178,730 shares, respectively, through the Stock Purchase Plan, generating $14,000, $27,000, and $6,218,000, respectively, in new equity.

    In October 1999, we began issuing Common Stock through our Employees Stock Purchase Plan. The plan provides our employees with a convenient and economical means of purchasing Common Stock. The plan also provides us with an additional way to raise equity capital. During fiscal 2000 and 1999, we issued 33,288 and 8,035 shares, respectively, through the plan, generating approximately $922,000 and $208,000, respectively, in proceeds. Prior to October 1999, shares for the Employees Stock Purchase Plan were acquired through open market purchases.

    In fiscal 1998, the Company repurchased and placed into treasury 1,145,000 shares of Common Stock for an aggregate purchase price of $20.4 million. On July 14, 1999, the Board of Directors authorized the repurchase of up to 5,000,000 shares of Common Stock. Pursuant to this plan, in fiscal 1999, the Company repurchased and placed in treasury 364,000 shares of Common Stock for an aggregate purchase price of $11.5 million. In the first quarter of fiscal 2000, the Company retired all of the Common Stock held in treasury. Subsequent to the first quarter of fiscal 2000, through December 14, 2000, the Company repurchased 4,636,000 shares of Common Stock for an aggregate purchase price of $139.4 million (average of $30.06 per share) of which all shares have been retired. On December 14, 2000, the Company announced the completion of the July 1999 stock repurchase plan.

    On December 14, 2000, the Board of Directors authorized the repurchase of an additional 1,000,000 shares of outstanding Common Stock. During fiscal 2000, the Company repurchased and retired 525,000 shares under this plan at an aggregate purchase price of $17.2 million (average of $32.67 per share). The Company is restricted by regulations of the Securities and Exchange Commission from making repurchases during specified time periods. In addition, under the agreements governing the Company's outstanding indebtedness, the Company can only repurchase shares if specified financial ratios are maintained.

    Select employees and key advisors of the Company, including directors, may participate in the 1997 Stock Option Plan (the "Plan"), with an aggregate of approximately 807,000 shares of Common Stock remaining for issuance thereunder. Options issued to employees under the Plan have a five year term and vest over a three year period following the date of grant, while options issued to directors under the Plan have a five year term and vest immediately.

    The Company has elected to follow the Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees," and related guidance in accounting for its employee stock options. The exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant and, as a result, the Company does not recognize compensation expense for stock option grants.

    Pro forma information regarding net income and earnings per share, as required by the provisions of SFAS No. 123, "Accounting For Stock-Based Compensation," has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for the options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Fiscal Year
	2000	1999	1998
Risk-free interest rates	6.24%	5.43%	4.93%
Dividend yield	0%	0%	0%
Expected volatility rates of the Common Stock	73.8%	57.2%	58.4%
Weighted average expected life of the options (in years)	2.55	3.20	2.14

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effects of applying SFAS No. 123 are not indicative of future amounts because this statement does not apply to options granted prior to fiscal 1995. The Company's pro forma information is as follows:

	Fiscal Year
	2000	1999	1998
	(In thousands except per share data)
Pro forma net income(1)	$68,213	$50,188	$36,661
Pro forma earnings per common share:
Basic	2.05	1.73	1.25
Diluted	2.01	1.55	1.21

(1)
The fiscal 2000 pro forma net income amount includes the cumulative effect of the change in accounting principle, net of tax. See Note 2 of Notes to Consolidated Financial Statements.

    For fiscal 2000, 1999, and 1998, the Company's stock option activity is summarized below:

	Fiscal Year
	2000		1999		1998
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(In thousands except price per share data)
Outstanding at beginning of year	7,403	$21.77	6,986	$19.54	6,627	$18.10
Granted	1,506	39.12	2,587	24.05	1,150	25.89
Exercised	(4,454)	20.08	(1,857)	15.58	(494)	14.79
Forfeited/Expired	(302)	31.77	(313)	27.68	(297)	19.96

Outstanding at end of year	4,153	$29.12	7,403	$21.77	6,986	$19.54

Exercisable at end of year	1,836	$23.71	5,335	$19.86	5,313	$18.39
Weighted average fair value of options granted during the year		$19.14		$10.69		$11.95

    The following table summarizes information about stock options outstanding at February 3, 2001:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted Average Remaining Life (Years)
Range of Exercise Prices	Shares		Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
(In thousands except remaining life and price per share data)
$13.74 - 18.32	829	3.1	$17.91	814	$17.91
18.33 - 22.90	747	3.0	22.19	327	22.11
22.91 - 27.48	164	4.3	25.63	14	26.45
27.49 - 32.06	1,087	3.2	29.45	467	29.67
32.07 - 36.65	264	4.2	34.68	203	34.83
36.66 - 41.23	140	4.3	39.93	8	37.38
41.24 - 45.81	922	4.5	41.80	3	41.75

	4,153	3.6	$29.12	1,836	$23.71

Note 7. Retirement Plans

    The Company sponsors a 401(k) savings plan (the "401(k) Plan") for eligible employees of the Company and certain of its subsidiaries. Participation in the 401(k) Plan is voluntary and available to any employee who is 21 years of age and has completed 500 hours of service in a six-month eligibility period. Participants may elect to contribute up to 15% of their compensation on a pre-tax basis and up to 10% on an after-tax basis. In accordance with the provisions of the 401(k) Plan, the Company makes a matching contribution to the account of each participant in an amount equal to 50% of the first 6% of eligible compensation contributed by each participant not to exceed 3% of the participant's total compensation for the year. The Company's matching contribution expense, net of forfeitures, was $1,808,000, $1,475,000, and $1,293,000 for fiscal 2000, 1999, and 1998, respectively.

    Effective August 1, 1999, the Company adopted the Michaels Stores, Inc. Deferred Compensation Plan (the "Deferred Plan") to provide eligible employees, directors, and certain consultants (plan "participants") the opportunity to defer receipt of current compensation. The amount of compensation deferred by each participant electing to participate in the Deferred Plan will be determined in accordance with the terms of the Deferred Plan, based on elections by the plan participants and paid in accordance with the terms of the Deferred Plan. The Company provides matching contributions equal to 50% of the first 6% of compensation deferred under the Deferred Plan, reduced by the matching contributions credited to the participant under the Company's 401(k) Plan. The participants who are employees will be eligible for a matching contribution only if they participate in the 401(k) Plan and they are deferring to the 401(k) Plan the maximum amount permitted for the Plan Year. The Company's matching contribution expense was $298,000 and $84,000 for fiscal 2000 and 1999, respectively. Deferred amounts and matching contributions are deposited each pay period in a trust that qualifies as a grantor trust under the Internal Revenue Code of 1986, as amended. The funds are invested in individual participant life insurance contracts. The Company is the owner of these contracts and the Company and the participant's designee are beneficiaries. Participants must elect investments for their deferrals and matching contributions from a variety of hypothetical benchmark funds. The return on the underlying investments determines the amount of earnings and losses that are credited or debited to the participant's account. Amounts deferred, matching contributions, and earnings and losses are 100% vested. The Company's obligations under the Deferred Plan are unsecured general obligations of the Company and will rank equally with other unsecured general creditors of the Company.

Note 8. Commitments and Contingencies

Commitments

    The Company operates stores and uses distribution centers, office facilities, and equipment that are generally leased under non-cancelable operating leases, the majority of which provide for renewal options. Future minimum annual rental commitments for all non-cancelable operating leases as of February 3, 2001 are as follows (in thousands):

For the Fiscal Year:
2001	$172,171
2002	171,109
2003	158,432
2004	140,670
2005	123,946
Thereafter	455,148

Total minimum rental commitments	$1,221,476

    Rental expense applicable to non-cancelable operating leases was $149,630,000, $122,962,000, and $103,735,000 in fiscal 2000, 1999, and 1998, respectively.

Contingencies

    On May 2, 2000, Taiyeb Raniwala, a former assistant manager of the Company, filed a purported class action complaint (the "Raniwala Complaint") against the Company, on behalf of the Company's former and current assistant store managers. The Raniwala Complaint was filed in the Alameda County Superior Court, California and alleges the Company violated certain California laws by erroneously treating its assistant store managers as "exempt" employees who are not entitled to overtime compensation. The Raniwala Complaint seeks back wages, interest, penalties, and attorneys' fees. A hearing for class certification is currently scheduled for June 29, 2001, and a trial is tentatively scheduled for February 25, 2002. The case is in the early phase of discovery. Although the Company believes it has certain meritorious defenses and intends to defend this lawsuit vigorously, there can be no assurance that it will be successful in such defense or that there will not be a materially adverse impact on its future operating results by the final resolution of the lawsuit.

    On April 14, 1999, Suzanne Collins, a former assistant manager of the Company's subsidiary, Aaron Brothers, Inc., filed a class action complaint (the "Collins Complaint") against Aaron Brothers on behalf of Aaron Brothers' former store managers, assistant store managers, and managers-in-training. The Collins Complaint was filed in Los Angeles County Superior Court, California and alleges that Aaron Brothers violated certain California laws by erroneously treating its store managers, assistant store managers, and managers-in-training as "exempt" employees who are not entitled to overtime compensation. The Collins Complaint seeks back wages, interest, penalties, and attorneys' fees. The hearing for class certification and trial dates has been vacated, pending the appointment of a new judge in the case. The case is currently in the discovery phase. Although Aaron Brothers believes it has certain meritorious defenses and intends to defend this lawsuit vigorously, there can be no assurance that it will be successful in such defense or that there will not be a materially adverse impact on its future operating results by the final resolution of the lawsuit.

    On January 15, 1999, MJDesigns, Inc. ("MJDesigns"), a competitor, filed a complaint alleging that representatives of the Company disseminated negative information about the financial stability of MJDesigns, which, it was contended, contributed to MJDesigns' bankruptcy filing. On August 5, 1999, the parties reached a settlement, whereby the Company paid $1.5 million to MJDesigns and both parties executed mutual releases.

    The Company is a defendant from time to time in lawsuits incidental to its business. Based on currently available information, the Company believes that resolution of all known contingencies is uncertain, and there can be no assurance that future costs related to such litigation would not be material to the Company's financial position or results of operations.

MICHAELS STORES, INC.
UNAUDITED SUPPLEMENTAL QUARTERLY FINANCIAL DATA
(In thousands except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2000:
As restated(1):
Net sales	$474,152	$434,059	$525,735	$815,494
Cost of sales and occupancy expense	313,333	292,263	344,506	544,202
Operating income	21,338	11,600	29,328	86,151
Income before cumulative effect of accounting change(1)	10,082	4,554	15,694	50,111
Net income	8,230	4,554	15,694	50,111
Earnings per common share excluding the cumulative effect of accounting change:
Basic	$0.33	$0.13	$0.44	$1.54
Diluted	$0.31	$0.13	$0.43	$1.52
Common shares used in per share calculations:
Basic	30,597	34,035	35,673	32,531
Diluted	32,317	35,417	36,483	32,896
As previously reported:
Net sales	$472,548	$438,392	$526,504	$809,408
Cost of sales and occupancy expense	312,394	294,721	344,831	540,912
Operating income	20,673	13,475	29,772	83,355
Net income	9,684	5,679	15,960	48,433
Earnings per common share:
Basic	$0.32	$0.17	$0.45	$1.49
Diluted	$0.30	$0.16	$0.44	$1.47
Fiscal 1999:
Net sales	$388,544	$359,124	$463,034	$671,820
Cost of sales and occupancy expense	262,547	244,859	307,270	429,528
Operating income	12,851	5,126	22,589	82,106
Net income	5,193	28	10,436	46,644
Earnings per common share:
Basic	$0.18	$0.00	$0.36	$1.58
Diluted	$0.18	$0.00	$0.34	$1.41
Common shares used in per share calculations:
Basic	28,584	28,748	29,183	29,511
Diluted(2)	29,239	30,447	30,933	33,669

(1)
As more fully described in Note 2 of Notes to Consolidated Financial Statements, the Company changed its accounting policy with respect to revenue recognition related to the sale of custom frames effective retroactively as of the beginning of fiscal 2000. As a result, the Company has restated its previously published fiscal 2000 quarterly financial data and recorded a charge of $1.9 million, net of tax, in the first quarter of fiscal 2000 for the cumulative effect of the change on prior years.

(2)
The convertible subordinated notes were not included in the diluted earnings per common share calculation for the first, second, and third quarters of fiscal 1999 because they were anti-dilutive. The convertible subordinated notes were included in the diluted earnings per common share in the fourth quarter of fiscal 1999.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2001	MICHAELS STORES, INC.
	By:	/s/ R. MICHAEL ROULEAU R. Michael Rouleau President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ SAM WYLY Sam Wyly	Chairman of the Board of Directors	April 30, 2001
/s/ CHARLES J. WYLY, JR. Charles J. Wyly, Jr.	Vice Chairman of the Board of Directors	April 30, 2001
/s/ R. MICHAEL ROULEAU R. Michael Rouleau	President and Chief Executive Officer (Principal Executive Officer)	April 30, 2001
/s/ BRYAN M. DECORDOVA Bryan M. DeCordova	Executive Vice President— Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2001
/s/ RICHARD E. HANLON Richard E. Hanlon	Director	April 30, 2001
/s/ RICHARD C. MARCUS Richard C. Marcus	Director	April 30, 2001
/s/ ELIZABETH A. VANSTORY Elizabeth A. VanStory	Director	April 30, 2001