Form 10-Q
period 2001-05-05
MICHAELS STORES INC
filed 2001-06-19
CIK 740670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the quarterly period ended May 5, 2001

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

    Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

Title	Shares Outstanding as of June 18, 2001
Common Stock, par value $.10 per share	32,266,931

MICHAELS STORES, INC.

FORM 10-Q

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	May 5, 2001	February 3, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$21,365	$28,191
Merchandise inventories	744,701	663,700
Prepaid expenses and other	21,744	24,572
Deferred income taxes	13,345	13,353

Total current assets	801,155	729,816

Property and equipment, at cost	561,214	543,312
Less accumulated depreciation	(256,315)	(242,307)

	304,899	301,005

Costs in excess of net assets of acquired operations, net	120,313	121,256
Other assets	8,351	6,359

	128,664	127,615

Total assets	$1,234,718	$1,158,436

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$169,314	$143,224
Accrued liabilities and other	146,640	144,121
Borrowings under line of credit	29,200	—
Income taxes payable	2,621	1,663

Total current liabilities	347,775	289,008

Senior notes	125,000	125,000
Deferred income taxes	18,269	18,269
Other long-term liabilities	23,283	21,513

Total long-term liabilities	166,552	164,782

	514,327	453,790

Commitments and contingencies
Stockholders' equity:
Common stock, $.10 par value, 150,000,000 shares authorized; shares issued and outstanding of 32,172,812 at May 5, 2001 and 31,836,840 at February 3, 2001	3,217	3,184
Additional paid-in capital	438,768	429,688
Retained earnings	278,406	271,774

Total stockholders' equity	720,391	704,646

Total liabilities and stockholders' equity	$1,234,718	$1,158,436

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	May 5, 2001	April 29, 2000
Net sales	$524,720	$474,152
Cost of sales and occupancy expense	347,439	313,333

Gross profit	177,281	160,819
Selling, general, and administrative expense	156,428	136,758
Store pre-opening costs	1,616	2,723
Litigation settlement	3,153	—

Operating income	16,084	21,338
Interest expense	3,778	5,520
Other (income) and expense, net	(48)	(989)

Income before income taxes and cumulative effect of accounting change	12,354	16,807
Provision for income taxes	5,065	6,725

Income before cumulative effect of accounting change	7,289	10,082
Cumulative effect of accounting change for revenue recognition, net of tax of $1,235	—	1,852

Net income	$7,289	$8,230

Earnings per common share excluding the cumulative effect of accounting change:
Basic	$0.23	$0.33

Diluted	$0.22	$0.31

Earnings per common share including the cumulative effect of accounting change:
Basic	$0.23	$0.27

Diluted	$0.22	$0.25

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	May 5, 2001	April 29, 2000
Operating activities:
Net income	$7,289	$8,230
Adjustments:
Depreciation	15,466	15,456
Amortization	1,032	1,027
Other	102	433
Change in assets and liabilities:
Merchandise inventories	(81,001)	(26,792)
Prepaid expenses and other	2,828	(685)
Deferred income taxes and other	(267)	21
Accounts payable	26,090	22,575
Income taxes payable	1,998	(4,066)
Accrued liabilities and other	1,638	(7,108)

Net change in assets and liabilities	(48,714)	(16,055)

Net cash (used in) provided by operating activities	(24,825)	9,091

Investing activities:
Additions to property and equipment	(19,040)	(17,220)
Net proceeds from sales of property and equipment	13	24

Net cash used in investing activities	(19,027)	(17,196)

Financing activities:
Net borrowings under bank credit facilities	29,200	—
Payment of other long-term liabilities	(247)	(1,473)
Proceeds from stock options exercised	7,777	31,285
Proceeds from issuance of common stock and other	296	195

Net cash provided by financing activities	37,026	30,007

Net (decrease) increase in cash and equivalents	(6,826)	21,902
Cash and equivalents at beginning of period	28,191	77,398

Cash and equivalents at end of period	$21,365	$99,300

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended May 5, 2001

(Unaudited)

Note 1. Basis of Presentation

    The consolidated financial statements include the accounts of Michaels Stores, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated.

    The accompanying consolidated financial statements are unaudited (except for the Consolidated Balance Sheet as of February 3, 2001) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other items, as disclosed) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, the results of operations for the three months ended May 5, 2001 are not indicative of the results to be expected for the entire year. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

    All references herein to "fiscal 2001" relate to the 52 weeks ending February 2, 2002, and all references to "fiscal 2000" relate to the 53 weeks ended February 3, 2001. In addition, all references herein to "the first quarter of fiscal 2001" relate to the 13 weeks ended May 5, 2001, and all references to "the first quarter of fiscal 2000" relate to the 13 weeks ended April 29, 2000.

Note 2. Change in Accounting Principle

    Effective October 29, 2000, the Company changed its method of accounting for custom frame sales in accordance with guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Historically, the Company has recognized sales for custom frame orders at the time the customer placed the order. Under the new accounting method adopted retroactive to January 30, 2000, the Company now effectively recognizes revenue for custom frame orders at the time of delivery. The cumulative effect of the change on fiscal years prior to fiscal 2000 resulted in a non-cash charge to income of $1.9 million (after reduction for income taxes of $1.2 million), which is included in the results of operations for the first quarter of fiscal 2000. In addition, the Company has given retroactive effect to this change in accounting principle by restatement of the Company's previously published financial statements for the first quarter of fiscal 2000. The effect of the change on the first quarter of fiscal 2000 was to recognize $1.6 million in revenue and increase income before the cumulative effect of the accounting change by $398,000.

Note 3. Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	May 5, 2001	April 29, 2000
	(In thousands, except per share data)
Numerator:
Income before cumulative effect of accounting change	$7,289	$10,082
Cumulative effect of accounting change, net of tax	—	1,852

Net income	$7,289	$8,230

Denominator:
Denominator for basic earnings per share-weighted average shares	31,872	30,597
Effect of dilutive securities:
Employee stock options	655	1,720

Denominator for diluted earnings per share-weighted average shares adjusted for dilutive securities	32,527	32,317

Basic earnings per common share:
Income before cumulative effect of accounting change	$0.23	$0.33
Cumulative effect of accounting change, net of tax	—	(0.06)

Net income	$0.23	$0.27

Diluted earnings per common share:
Income before cumulative effect of accounting change	$0.22	$0.31
Cumulative effect of accounting change, net of tax	—	(0.06)

Net income	$0.22	$0.25

Note 4. Credit Agreement

    Effective May 1, 2001, the Company completed a new $200 million unsecured bank credit facility with Fleet National Bank and other lending institutions (the "Credit Agreement"), which replaced the previous $100 million unsecured bank credit facility. The Credit Agreement has a term of three years (with a maturity extension for one additional year available under certain conditions) and contains a $25 million competitive bid feature and a $70 million letter of credit sub-facility.

    The Credit Agreement contains certain financial covenants, including a balance sheet leverage ratio, a cash flow coverage ratio, a cash flow leverage ratio, and a capital expenditure limitation. Interest on all borrowings varies based upon the type of borrowing, the fixed charge coverage ratio, and whether the Company elects to utilize the competitive bid feature available under the Credit Agreement. If the competitive bid feature is not utilized, the interest rate on borrowings under the Credit Agreement is generally (a) the higher of (i) an annual rate of interest announced from time to time by Fleet National Bank, as agent, as its "base rate" or (ii) one-half of one percent (1/2%) above the Federal Funds Effective Rate or (b) the Eurodollar Rate, as defined by the Credit Agreement, plus an applicable margin based on our fixed charge coverage ratio. If the competitive bid feature is utilized, loans up to $25 million may be made under the Credit Agreement at competitively bid interest rates offered by lending institutions participating in the facility, which may have the effect of decreasing the amount of interest the Company would otherwise be obligated to pay on such borrowings. The Company is required to pay a facility fee from 0.2% to 0.35% per annum on the unused portion of the revolving line of credit as well as letter of credit fees that vary depending on the fixed charge coverage ratio.

    The Company is in compliance with all terms and conditions of the Credit Agreement. Borrowings outstanding under the Credit Agreement were $29.2 million as of May 5, 2001. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit Agreement ($8.7 million at May 5, 2001). Borrowings in the first quarter of fiscal 2001 were outstanding for 79 days, with average outstanding borrowings of $13.0 million and a weighted average interest rate of 7.33%.

Note 5. Legal Proceedings

    On May 2, 2000, Taiyeb Raniwala ("Raniwala"), a former assistant manager of the Company, filed a purported class action complaint (the "Raniwala Complaint") against us, on behalf of our former and current assistant store managers. The Raniwala Complaint was filed in the Alameda County Superior Court, California and alleges we violated certain California laws by erroneously treating our assistant store managers as "exempt" employees who are not entitled to overtime compensation. Based on these allegations, the Raniwala Complaint asserts we: (1) violated certain California Wage Orders; (2) violated Section 17200 of the California Business and Professions Code; and (3) engaged in conversion. The Raniwala Complaint seeks back wages, interest, penalties, and attorneys' fees.

    On July 20, 2000, Raniwala filed an amended complaint to correct certain deficiencies in the original Complaint (the "Amended Raniwala Complaint"). On September 25, 2000, we filed our answer to the Amended Raniwala Complaint.

    On June 6, 2001, we negotiated a tentative settlement with Raniwala. Pursuant to the terms of the settlement, in exchange for a full release of claims, we are obligated to pay a maximum of $3.0 million covering all claims and attorneys' fees, plus estimated payroll taxes of approximately $153,000, which amounts were accrued in the first quarter of fiscal 2001. The specific terms of the settlement are currently being finalized between the parties and must then be approved by the Alameda County Superior Court. While we believe that it is likely that the settlement will be approved, we can provide no assurance to that effect.

    On April 14, 1999, Suzanne Collins ("Collins"), a former assistant manager of our subsidiary, Aaron Brothers, Inc. ("Aaron Brothers"), filed a class action complaint (the "Collins Complaint") against Aaron Brothers on behalf of Aaron Brothers' former store managers, assistant store managers, and managers-in-training. The Collins Complaint was filed in the Los Angeles County Superior Court, California and alleges that Aaron Brothers violated certain California laws by erroneously treating its store managers, assistant store managers, and managers-in-training as "exempt" employees who are not entitled to overtime compensation. Based on these allegations, the Collins Complaint asserts that Aaron Brothers: (1) violated certain California Labor Codes; (2) violated Section 17200 of the California Business and Professions Code; and (3) engaged in conversion. The Collins Complaint seeks back wages, interest, penalties, punitive damages, and attorneys' fees.

    On May 30, 2001, Collins filed a motion to amend the Collins Complaint (the "Amended Collins Complaint"), which is scheduled for a hearing on June 25, 2001. If granted, the Amended Collins Complaint would: (1) expand the purported class to include all current Aaron Brothers salaried store managers, assistant store managers, and managers-in-training based in California; (2) add a new plaintiff as a class representative; and (3) add two additional causes of action for injunctive and declaratory relief.

    The Court has set a status conference in the case for July 11, 2001. At the July 11, 2001 status conference, it is anticipated that the Court will set a hearing date to determine whether the case should proceed as a class action lawsuit. A trial date has not yet been scheduled.

    The case is currently in the discovery phase. There can be no assurance that Aaron Brothers will be successful in defending this litigation or that future operating results will not be materially adversely affected by the final resolution of the lawsuit.

    We are a defendant from time to time in lawsuits incidental to our business. Based on currently available information, we believe that resolution of all known contingencies, including the litigation described above, is uncertain, and there can be no assurance that future costs of such litigation would not be material to our financial position or results of operations.

Note 6. Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for certain types of hedging activities. The Company adopted the requirements of SFAS No. 133 beginning in fiscal 2001. The adoption of SFAS No. 133 had no material impact on the Company's operating results or financial position for the first quarter of fiscal 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Certain statements contained in this discussion and analysis, which are not historical facts, are forward looking statements that involve risks and uncertainties, including, but not limited to, customer demand and trends in the arts and crafts industry, related inventory risks due to shifts in customer demand, the effect of economic conditions, the impact of competitors' locations or pricing, the effectiveness of advertising strategies, the availability of acceptable real estate locations for new stores, difficulties with respect to new information system technologies, supply constraints or difficulties, the results of financing efforts, and other risks detailed in our Securities and Exchange Commission filings.

General

    All references herein to "fiscal 2001" relate to the 52 weeks ending February 2, 2002, and all references to "fiscal 2000" relate to the 53 weeks ended February 3, 2001. In addition, all references herein to "the first quarter of fiscal 2001" relate to the 13 weeks ended May 5, 2001, and all references to "the first quarter of fiscal 2000" relate to the 13 weeks ended April 29, 2000.

    The following table sets forth certain unaudited operating data for the Company (dollar amounts in thousands):

	Three Months Ended
	May 5, 2001	April 29, 2000
Michaels stores:
Retail stores open at end of period	644	585
Retail stores opened during the period	16	26
Retail stores relocated during the period	4	4
Aaron Brothers stores:
Retail stores open at end of period	123	97
Retail stores opened during the period	4	2
Star Wholesale store:
Wholesale store open at end of period	1	—
Other Operating Data:
EBITDA(1)	$32,630	$38,810
Adjusted EBITDA(2)	36,702	38,810
Working capital	453,380	495,786
Comparable store sales increase(3)	3%	7%

(1)
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

(2)
Adjusted EBITDA is calculated as income before income taxes plus interest, depreciation, amortization, and unusual, non-recurring charges. The adjusted EBITDA for the first quarter of fiscal 2001 excludes costs of approximately $1.0 million related to severance agreements with former senior executives of the Company and litigation settlement charges of approximately $3.2 million.

(3)
For purposes of calculating comparable store sales, a store is deemed to become comparable in its 14th full month of operation in order to eliminate grand opening sales distortions.

Results of Operations

    The following table sets forth the percentage relationship to net sales of each line item of our unaudited Consolidated Statements of Income. This table should be read in conjunction with the following discussion and with our Consolidated Financial Statements and related notes, included herein.

	Three Months Ended
	May 5, 2001	April 29, 2000
Net sales	100.0%	100.0%
Cost of sales and occupancy expense	66.2	66.1

Gross profit	33.8	33.9
Selling, general, and administrative expense	29.8	28.8
Store pre-opening costs	0.3	0.6
Litigation settlement	0.6	—

Operating income	3.1	4.5
Interest expense	0.7	1.2
Other (income) and expense, net	(0.0)	(0.2)

Income before income taxes and cumulative effect of accounting change	2.4	3.5
Provision for income taxes	1.0	1.4

Income before cumulative effect of accounting change	1.4	2.1
Cumulative effect of accounting change for revenue recognition, net of tax	—	0.4

Net income	1.4%	1.7%

Quarter Ended May 5, 2001 Compared to the Quarter Ended April 29, 2000

    Net sales for the three months ended May 5, 2001 increased $50.6 million, or 11%, over the three months ended April 29, 2000. At the end of the first quarter of fiscal 2001, we operated 644 Michaels and 123 Aaron Brothers retail stores. The results for the first quarter of fiscal 2001 included sales from 62 Michaels and 27 Aaron Brothers retail stores that were opened and a wholesale operation that was acquired during the 12-month period ended May 5, 2001, more than offsetting lost sales from three Michaels and one Aaron Brothers store closures. Sales at the new stores (net of closures) and the acquired wholesale operation during the first quarter of fiscal 2001 accounted for $46.4 million of the increase in net sales. Comparable store sales increased 3% in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000, which contributed $11.7 million to the net sales increase. The improvement in comparable store sales was due to a strong performance in our core categories of seasonal, ribbon, custom framing, general arts and crafts, and ready-made frames. Going forward, we expect to achieve comparable store sales increases for the remainder of fiscal 2001, taken as a whole. Our ability to continue to generate comparable store sales increases is dependent, in part, on our ability to continue to maintain store in-stock positions on the top-selling items, to properly allocate seasonal merchandise to the stores based upon anticipated sales trends utilizing POS rate of sale information, and the success of our sales promotion efforts. The above increases in net sales were partially offset by the net deferral of revenue related to the sale of custom frames, which resulted in a decrease in net sales of $7.5 million from the first quarter of fiscal 2000 to the first quarter of fiscal 2001. This decrease was due to the fluctuation in custom frame sales volume during the last two weeks of each fiscal quarter as a result of, but not limited to, seasonal trends and the timing of custom framing promotional activities.

    Cost of sales and occupancy expense, as a percentage of net sales, for the first quarter of fiscal 2001 was 66.2%, an increase of 0.1% compared to the first quarter of fiscal 2000. This increase was primarily attributable to higher occupancy costs associated with new and relocated stores and higher utilities costs compared to the first quarter of fiscal 2000, partially offset by improved merchandise margins.

    Selling, general, and administrative expense, as a percentage of net sales, increased by 1.0% from the first quarter of fiscal 2000 to the first quarter of fiscal 2001. This increase resulted principally from increased store payroll and related expenses, as a percentage of net sales, and higher advertising expenses. In addition, we incurred costs of approximately $1.0 million in the first quarter of fiscal 2001 related to severance agreements with former senior executives of the Company.

    Store pre-opening costs, as a percentage of net sales, decreased by 0.3% in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. In the first quarter of fiscal 2001, we opened or relocated 20 Michaels and four Aaron Brothers stores compared to 30 Michaels and two Aaron Brothers stores opened or relocated in the first quarter of fiscal 2000.

    On June 6, 2001, we negotiated a tentative settlement of a purported class action with a former assistant manager of the Company, Taiyeb Raniwala. Pursuant to the terms of the settlement, in exchange for a full release of claims, we are obligated to pay a maximum of $3.0 million covering all claims and attorneys' fees, plus estimated payroll taxes of approximately $153,000, which amount was accrued in the first quarter of fiscal 2001. The specific terms of the settlement are currently being finalized between the parties and must then be approved by the Court. While we believe that it is likely that the settlement will be approved, we can provide no assurance to that effect.

    Operating income, as a percentage of net sales, decreased by 1.4% to $16.1 million in the first quarter of fiscal 2001 compared to $21.3 million for the first quarter of fiscal 2000. Operating income for the first quarter of fiscal 2001 was negatively impacted by $2.5 million resulting from the net deferral of custom framing revenue for reasons discussed above, severance costs of approximately $1.0 million, and the litigation settlement charge of $3.2 million. Operating income for the first quarter of fiscal 2000 was positively impacted by $665,000 related to the net deferral of custom framing revenue. Excluding the effects of the net deferrals related to sales of custom frames, the one-time severance charge, and the litigation settlement charge, operating income increased 10% from $20.7 million in the first quarter of fiscal 2000 to $22.7 million in the first quarter of fiscal 2001, on a 12% increase in net sales during the same period.

    Interest expense (net of interest income), as a percentage of net sales, decreased by 0.3% in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. This decrease resulted from interest savings related to the conversion and redemption of our convertible subordinated notes in June 2000, discussed under "Liquidity and Capital Resources" below, partially offset by lower investment income on lower average cash balances during the first quarter of fiscal 2001.

    The effective tax rate was 41% for the first quarter of fiscal 2001 and 40% for the first quarter of fiscal 2000.

    We changed our accounting policy with respect to revenue recognition related to the sale of custom frames effective retroactively as of the beginning of fiscal 2000. As a result, we recorded a non-cash charge of $1.9 million, net of tax, in the first quarter of fiscal 2000 for the cumulative effect of the change on fiscal years prior to fiscal 2000. Including this one-time charge, net income for the first quarter of fiscal 2000 was $8.2 million, or $0.25 per diluted share. Excluding this one-time charge, net income for the first quarter of fiscal 2000 was $10.1 million, or $0.31 per diluted share.

Liquidity and Capital Resources

    Cash flow used in operating activities during the first quarter of fiscal 2001 was $24.8 million, compared with cash flow provided by operating activities of $9.1 million during the first quarter of fiscal 2000. Cash flow used in operating activities for the first quarter of fiscal 2001 was principally the result of higher investments in merchandise inventories, net of accounts payable, in the amount of $54.9 million compared with the first quarter of fiscal 2000 primarily as a result of new store openings and purchases made in the first quarter of fiscal 2001 to improve our in-stock position on core merchandise. Inventories per Michaels store of $1.106 million at May 5, 2001 increased 5% from $1.055 million at April 29, 2000. In connection with our continuing supply chain management initiatives, our plans are to continue to increase the basic inventory levels carried in our distribution centers in an effort to reduce the number of direct vendor shipments to our stores, thereby reducing the safety stock required at the store level.

    Cash flow used in investing activities in the first quarter of fiscal 2001 was $19.0 million compared to $17.2 million in the first quarter of fiscal 2000. Cash flow from investing activities in the first quarter of fiscal 2001 was primarily the result of capital expenditures related to the opening of 16 Michaels and four Aaron Brothers stores and the relocation of four Michaels stores in the first quarter of fiscal 2001. The following table sets forth capital expenditures for the first quarter of fiscal 2001 and the first quarter of fiscal 2000 (unaudited):

	Three Months Ended
	May 5, 2001	April 29, 2000
	(in thousands)
New and relocated stores and stores not yet opened	$9,691	$10,453
Existing stores	3,413	997
Distribution system expansion	1,992	210
Information systems	1,984	4,635
Corporate and other	1,960	925

	$19,040	$17,220

    We anticipate additional capital expenditures during the remainder of fiscal 2001 to total approximately $126.0 million, which amount is net of proceeds of $26.9 million from the completion in June 2001 of a sale/leaseback transaction for the two distribution center properties which we purchased in December 2000.

    Cash flow provided by financing activities in the first quarter of fiscal 2001 was $37.0 million compared to $30.0 million in the first quarter of fiscal 2000. The increase in cash provided by financing activities was primarily due to net borrowings outstanding under the Credit Agreement of $29.2 million as of May 5, 2001 partially offset by a decrease in the proceeds from the exercise of stock options. Proceeds from the exercise of stock options were $7.8 million for 325,667 shares of our common stock ("Common Stock") in the first quarter of fiscal 2001 and $31.3 million for 1,471,529 shares of Common Stock in the first quarter of fiscal 2000.

    On December 14, 2000, our Board of Directors authorized the repurchase of 1,000,000 shares of outstanding Common Stock. In the fourth quarter of fiscal 2000, we repurchased and retired 525,000 shares under this plan at an aggregate price of $17.2 million (average cost of $32.67 per share). No additional shares of Common Stock were repurchased in the first quarter of fiscal 2001. We may continue our stock repurchases provided that market prices of our Common Stock make it advantageous. Securities and Exchange Commission regulations restrict us from making repurchases during specified time periods. Finally, under the agreements governing our outstanding indebtedness, we can only repurchase shares of our Common Stock if we maintain or comply with specified financial ratios. As a result, we can give no assurance that we will repurchase any additional shares under the December 2000 stock repurchase plan.

    On June 9, 2000, we called for the redemption on June 29, 2000 of our convertible subordinated notes due January 15, 2003 (the "Subordinated Notes"). The aggregate principal amount of the Subordinated Notes outstanding was $96,935,000. The holders had the option to convert their Subordinated Notes into shares of Common Stock by June 22, 2000 at a price of $38.00 per share. Alternatively, holders could have their Subordinated Notes redeemed on June 29, 2000 at a total redemption price of $1,051.25 per

$1,000.00 principal amount of Subordinated Notes, which included a premium for early redemption and accrued interest. As a result, the majority of the Subordinated Notes was surrendered by the June 22, 2000 conversion date and was converted into 2,445,565 shares of Common Stock. The remaining Subordinated Notes were redeemed at a total redemption price of $4.2 million on June 29, 2000. The loss from the redemption was not material.

    Effective May 1, 2001, the Company completed a new $200 million unsecured bank credit facility with Fleet National Bank and other lending institutions (the "Credit Agreement"), which replaced the previous $100 million unsecured bank credit facility. The Credit Agreement has a term of three years (with a maturity extension for one additional year available under certain conditions) and contains a $25 million competitive bid feature and a $70 million letter of credit sub-facility.

    The Credit Agreement contains certain financial covenants, including a balance sheet leverage ratio, a cash flow coverage ratio, a cash flow leverage ratio, and a capital expenditure limitation. Interest on all borrowings varies based upon the type of borrowing, the fixed charge coverage ratio, and whether the Company elects to utilize the competitive bid feature available under the Credit Agreement. If the competitive bid feature is not utilized, the interest rate on borrowings under the Credit Agreement is generally (a) the higher of (i) an annual rate of interest announced from time to time by Fleet National Bank, as agent, as its "base rate" or (ii) one-half of one percent (1/2%) above the Federal Funds Effective Rate or (b) the Eurodollar Rate, as defined by the Credit Agreement, plus an applicable margin based on our fixed charge coverage ratio. If the competitive bid feature is utilized, loans up to $25 million may be made under the Credit Agreement at competitively bid interest rates offered by lending institutions participating in the facility, which may have the effect of decreasing the amount of interest the Company would otherwise be obligated to pay on such borrowings. The Company is required to pay a facility fee from 0.2% to 0.35% per annum on the unused portion of the revolving line of credit as well as letter of credit fees that vary depending on the fixed charge coverage ratio.

    We are in compliance with all terms and conditions of the Credit Agreement. Borrowings outstanding under the Credit Agreement were $29.2 million as of May 5, 2001. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit Agreement ($8.7 million at May 5, 2001). Borrowings in the first quarter of fiscal 2001 were outstanding for 79 days, with average outstanding borrowings of $13.0 million and a weighted average interest rate of 7.33%.

    We presently intend to offer up to $150 million of senior notes due 2009 in a private transaction (the "New Senior Notes"). The New Senior Notes will not be registered under the Securities Act and will only be offered pursuant to exemptions under the Securities Act of 1933. If the offering is completed, we intend to use the net proceeds to redeem all of our existing 10 7/8% senior notes due 2006 and for the other purposes described herein.

    The New Senior Notes to be offered have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This document shall not constitute an offer to sell or a solicitation of an offer to buy such notes.

    We believe that our available cash, funds generated by operating activities, funds available under the Credit Agreement and other debt financings, and proceeds from the exercise of stock options will be sufficient to fund anticipated capital expenditures, stock repurchases, and working capital requirements for the foreseeable future.

MICHAELS STORES, INC.
Part II—OTHER INFORMATION

Item 1. Legal Proceedings

    On May 2, 2000, Taiyeb Raniwala ("Raniwala"), a former assistant manager of the Company, filed a purported class action complaint (the "Raniwala Complaint") against us, on behalf of our former and current assistant store managers. The Raniwala Complaint was filed in the Alameda County Superior Court, California and alleges we violated certain California laws by erroneously treating our assistant store managers as "exempt" employees who are not entitled to overtime compensation. Based on these allegations, the Raniwala Complaint asserts we: (1) violated certain California Wage Orders; (2) violated Section 17200 of the California Business and Professions Code; and (3) engaged in conversion. The Raniwala Complaint seeks back wages, interest, penalties, and attorneys' fees.

    On July 20, 2000, Raniwala filed an amended complaint to correct certain deficiencies in the original Complaint (the "Amended Raniwala Complaint"). On September 25, 2000, we filed our answer to the Amended Raniwala Complaint.

    On June 6, 2001, we negotiated a tentative settlement with Raniwala. Pursuant to the terms of the settlement, in exchange for a full release of claims, we are obligated to pay a maximum of $3.0 million covering all claims and attorneys' fees, plus estimated payroll taxes of approximately $153,000, which amounts were accrued in the first quarter of fiscal 2001. The specific terms of the settlement are currently being finalized between the parties and must then be approved by the Alameda County Superior Court. While we believe that it is likely that the settlement will be approved, we can provide no assurance to that effect.

    On April 14, 1999, Suzanne Collins ("Collins"), a former assistant manager of our subsidiary, Aaron Brothers, Inc. ("Aaron Brothers"), filed a class action complaint (the "Collins Complaint") against Aaron Brothers on behalf of Aaron Brothers' former store managers, assistant store managers, and managers-in-training. The Collins Complaint was filed in the Los Angeles County Superior Court, California and alleges that Aaron Brothers violated certain California laws by erroneously treating its store managers, assistant store managers, and managers-in-training as "exempt" employees who are not entitled to overtime compensation. Based on these allegations, the Collins Complaint asserts that Aaron Brothers: (1) violated certain California Labor Codes; (2) violated Section 17200 of the California Business and Professions Code; and (3) engaged in conversion. The Collins Complaint seeks back wages, interest, penalties, punitive damages, and attorneys' fees.

    On May 30, 2001, Collins filed a motion to amend the Collins Complaint (the "Amended Collins Complaint"), which is scheduled for a hearing on June 25, 2001. If granted, the Amended Collins Complaint would: (1) expand the purported class to include all current Aaron Brothers salaried store managers, assistant store managers, and managers-in-training based in California; (2) add a new plaintiff as a class representative; and (3) add two additional causes of action for injunctive and declaratory relief.

    The Court has set a status conference in the case for July 11, 2001. At the July 11, 2001 status conference, it is anticipated that the Court will set a hearing date to determine whether the case should proceed as a class action lawsuit. A trial date has not yet been scheduled.

    The case is currently in the discovery phase. There can be no assurance that Aaron Brothers will be successful in defending this litigation or that future operating results will not be materially adversely affected by the final resolution of the lawsuit.

    We are a defendant from time to time in lawsuits incidental to our business. Based on currently available information, we believe that resolution of all known contingencies, including the litigation described above, is uncertain, and there can be no assurance that future costs of such litigation would not be material to our financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits

10.1
Revolving Credit Agreement, dated May 1, 2001, among Michaels Stores, Inc., Fleet National Bank, and the other lenders named therein (filed herewith).

(b)
Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended May 5, 2001.

MICHAELS STORES, INC.
SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAELS STORES, INC.
By:	/s/ BRYAN M. DECORDOVA Bryan M. DeCordova Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: June 19, 2001