Form 10-Q
period 2001-08-04
MICHAELS STORES INC
filed 2001-09-18
CIK 740670

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the quarterly period ended August 4, 2001

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

    Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

Title	Shares Outstanding as of September 11, 2001
Common Stock, par value $.10 per share	32,428,724

MICHAELS STORES, INC.

FORM 10-Q

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	August 4, 2001	February 3, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$113,737	$28,191
Merchandise inventories	801,380	663,700
Prepaid expenses and other	17,595	24,572
Deferred income taxes and income taxes receivable	19,626	13,353

Total current assets	952,338	729,816

Property and equipment, at cost	558,901	543,312
Less accumulated depreciation	(267,148)	(242,307)

	291,753	301,005

Costs in excess of net assets of acquired operations, net	119,371	121,256
Other assets	9,005	6,359

	128,376	127,615

Total assets	$1,372,467	$1,158,436

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$135,571	$143,224
Accrued liabilities and other	142,456	144,121
Income taxes payable	—	1,663

Total current liabilities	278,027	289,008

9 1/4% Senior notes due 2009	200,000	—
10 7/8% Senior notes due 2006	125,000	125,000
Deferred income taxes	18,269	18,269
Other long-term liabilities	19,601	21,513

Total long-term liabilities	362,870	164,782

	640,897	453,790

Commitments and contingencies
Stockholders' equity:
Common stock, $.10 par value, 150,000,000 shares authorized; shares issued and outstanding of 32,390,340 at August 4, 2001 and 31,836,840 at February 3, 2001	3,239	3,184
Additional paid-in capital	445,340	429,688
Retained earnings	282,991	271,774

Total stockholders' equity	731,570	704,646

Total liabilities and stockholders' equity	$1,372,467	$1,158,436

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	August 4, 2001	July 29, 2000
Net sales	$486,078	$434,059
Cost of sales and occupancy expense	326,566	292,263

Gross profit	159,512	141,796
Selling, general, and administrative expense	143,856	127,971
Store pre-opening costs	2,109	2,225

Operating income	13,547	11,600
Interest expense	5,954	4,858
Other (income) and expense, net	(328)	(847)

Income before income taxes	7,921	7,589
Provision for income taxes	3,248	3,035

Net income	$4,673	$4,554

Earnings per common share:
Basic	$0.14	$0.13

Diluted	$0.14	$0.13

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Six Months Ended
	August 4, 2001	July 29, 2000
Net sales	$1,010,798	$908,211
Cost of sales and occupancy expense	674,005	605,596

Gross profit	336,793	302,615
Selling, general, and administrative expense	300,284	264,729
Store pre-opening costs	3,725	4,948
Litigation settlement	3,153	—

Operating income	29,631	32,938
Interest expense	9,732	10,378
Other (income) and expense, net	(376)	(1,836)

Income before income taxes and cumulative effect of accounting change	20,275	24,396
Provision for income taxes	8,313	9,760

Income before cumulative effect of accounting change	11,962	14,636
Cumulative effect of accounting change for revenue recognition, net of tax of $1,235	—	1,852

Net income	$11,962	$12,784

Earnings per common share excluding the cumulative effect of accounting change:
Basic	$0.37	$0.45

Diluted	$0.36	$0.43

Earnings per common share including the cumulative effect of accounting change:
Basic	$0.37	$0.40

Diluted	$0.36	$0.38

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	August 4, 2001	July 29, 2000
Operating activities:
Net income	$11,962	$12,784
Adjustments:
Depreciation	31,412	30,203
Amortization	2,062	2,054
Other	387	650
Change in assets and liabilities, excluding acquisitions:
Merchandise inventories	(137,680)	(36,144)
Prepaid expenses and other	6,977	(1,746)
Deferred income taxes and other	(5,518)	3,412
Accounts payable	(7,653)	(15,788)
Income taxes payable	325	(11,491)
Accrued liabilities and other	(3,791)	685

Net change in assets and liabilities	(147,340)	(61,072)

Net cash used in operating activities	(101,517)	(15,381)

Investing activities:
Additions to property and equipment	(47,681)	(40,735)
Proceeds from sale/leaseback transaction	26,886	—
Net proceeds from sales of property and equipment	52	96
Acquisitions	—	(2,182)

Net cash used in investing activities	(20,743)	(42,821)

Financing activities:
Proceeds from issuance of 9 1/4% senior notes due 2009	194,491	—
Redemption of convertible subordinated notes	—	(4,206)
Proceeds from stock options exercised	13,175	75,695
Proceeds from issuance of common stock and other	544	428
Payment of other long-term liabilities	(404)	(3,011)

Net cash provided by financing activities	207,806	68,906

Net increase in cash and equivalents	85,546	10,704
Cash and equivalents at beginning of period	28,191	77,398

Cash and equivalents at end of period	$113,737	$88,102

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended August 4, 2001

(Unaudited)

Note 1.  Basis of Presentation

    The consolidated financial statements include the accounts of Michaels Stores, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other items, as disclosed) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, the results of operations for the 13 and 26 weeks ended August 4, 2001 are not indicative of the results to be expected for the entire year.

    The balance sheet at February 3, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

    All references herein to "fiscal 2001" relate to the 52 weeks ending February 2, 2002, and all references to "fiscal 2000" relate to the 53 weeks ended February 3, 2001. In addition, all references herein to "the second quarter of fiscal 2001" and "the first six months of fiscal 2001" relate to the 13 and 26 weeks ended August 4, 2001, respectively, and all references to "the second quarter of fiscal 2000" and "the first six months of fiscal 2000" relate to the 13 and 26 weeks ended July 29, 2000, respectively.

Note 2.  Senior Notes

    In July 2001, the Company issued $200 million in principal amount of 9 1/4% senior notes due July 1, 2009 (the "Senior Notes due 2009") in a private placement under Securities and Exchange Commission Rule 144A to a limited number of qualified institutional buyers. The Senior Notes due 2009 are unsecured and interest thereon is payable semi-annually on each January 1 and July 1, beginning on January 1, 2002. As required by the contract with the purchasers of the Senior Notes due 2009, in August 2001, the Company made an offer to exchange all of the privately placed Senior Notes due 2009 for an equal principal amount of Senior Notes due 2009, which are registered with the Securities and Exchange Commission and have substantially identical terms.

    On August 6, 2001 (the "Redemption Date"), the Company used a portion of the proceeds of the Senior Notes due 2009 offering described above to redeem its 10 7/8% senior notes due June 15, 2006 (the "Senior Notes due 2006"), of which $125 million in aggregate principal amount was then outstanding. The redemption price was $1,054.38 per $1,000 principal amount of the Senior Notes due 2006, plus accrued interest to the Redemption Date. The Company anticipates incurring an extraordinary loss from the early extinguishment of debt in the amount of $5.3 million, net of tax, in the third quarter of fiscal 2001.

Note 3.  Change in Accounting Principle

    Effective October 29, 2000, the Company changed its method of accounting for custom frame sales in accordance with guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Historically, the Company has recognized sales for custom frame orders at the time the customer placed the order. Under the new accounting method adopted retroactive to January 30, 2000, the Company now effectively recognizes revenue for custom frame orders at the time of delivery. The cumulative effect of the change on fiscal years prior to fiscal 2000 resulted in a non-cash charge to income of $1.9 million (after reduction for income taxes of $1.2 million), which is included in the results of operations for the first quarter of fiscal 2000. In addition, the Company has given retroactive effect to this change in accounting principle by restatement of the Company's previously published financial statements for the first quarter and the first six months of fiscal 2000. The effect of the change on the second quarter and the first six months of fiscal 2000 was to reduce net sales by $4.3 million and $2.7 million, respectively, and reduce income before the cumulative effect of the accounting change by $1.1 million and $727,000, respectively.

Note 4.  Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	August 4, 2001	July 29, 2000	August 4, 2001	July 29, 2000
	(In thousands, except per share data)
Numerator:
Income before cumulative effect of accounting change	$4,673	$4,554	$11,962	$14,636
Cumulative effect of accounting change, net of tax	—	—	—	1,852

Net income	$4,673	$4,554	$11,962	$12,784

Denominator:
Denominator for basic earnings per share—weighted average shares	32,291	34,035	32,081	32,316
Effect of dilutive securities:
Employee stock options	885	1,382	771	1,551

Denominator for diluted earnings per share—weighted average shares adjusted for dilutive securities	33,176	35,417	32,852	33,867

Basic earnings per common share:
Income before cumulative effect of accounting change	$0.14	$0.13	$0.37	$0.45
Cumulative effect of accounting change	—	—	—	(0.05)

Net income	$0.14	$0.13	$0.37	$0.40

Diluted earnings per common share:
Income before cumulative effect of accounting change	$0.14	$0.13	$0.36	$0.43
Cumulative effect of accounting change	—	—	—	(0.05)

Net income	$0.14	$0.13	$0.36	$0.38

Note 5.  Credit Agreement

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

    The Company is in compliance with all terms and conditions of the Credit Agreement. No borrowings were outstanding under the Credit Agreement as of August 4, 2001. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit Agreement ($8.7 million at August 4, 2001). Borrowings under the Credit Agreement and the previous $100 million bank credit facility in the first six months of fiscal 2001 were outstanding for 140 days, with average outstanding borrowings of $37.0 million and a weighted average interest rate of 6.20%.

Note 6.  Legal Proceedings

Raniwala Proceeding

    On May 2, 2000, Taiyeb Raniwala ("Raniwala"), a former assistant manager of a Michaels store, filed a purported class action complaint (the "Raniwala Complaint") against the Company, on behalf of Michaels stores' former and current assistant store managers. The Raniwala Complaint was filed in the Alameda County Superior Court, California and alleges that the Company violated various California laws by erroneously treating Michaels stores' assistant store managers as "exempt" employees who are not entitled to overtime compensation. Based on these allegations, the Raniwala Complaint asserts that the Company: (1) violated various California Wage Orders; (2) violated Section 17200 of the California Business and Professions Code; and (3) engaged in conversion. The Raniwala Complaint seeks back wages, interest, penalties, and attorneys' fees.

    On July 20, 2000, Raniwala filed an amended complaint to correct certain deficiencies in the original Raniwala Complaint (the "Amended Raniwala Complaint"). On September 25, 2000, the Company filed its answer to the Amended Raniwala Complaint.

    On June 6, 2001, the Company negotiated a tentative settlement of the purported class action with Raniwala. Pursuant to the terms of the settlement, in exchange for a full release of claims, the Company is obligated to pay a maximum of $3.0 million, covering all claims and attorneys' fees, plus estimated payroll taxes of approximately $153,000, which amounts were accrued in the first quarter of fiscal 2001. The specific terms of the settlement are currently being finalized between the parties and must then be approved by the Alameda County Superior Court. While the Company believes that it is likely that the settlement will be approved, it can provide no assurance to that effect.

Collins Proceeding

    On April 14, 1999, Suzanne Collins ("Collins"), a former assistant manager of the Company's subsidiary, Aaron Brothers, Inc. ("Aaron Brothers"), filed a class action complaint (the "Collins Complaint") against Aaron Brothers on behalf of Aaron Brothers' former store managers, assistant store managers, and managers-in-training. The Collins Complaint was filed in the Los Angeles County Superior Court, California and alleges that Aaron Brothers violated various California laws by erroneously treating its store managers, assistant store managers, and managers-in-training as "exempt" employees who are not entitled to overtime compensation. Based on these allegations, the Collins Complaint asserts that Aaron Brothers: (1) violated various California Labor Codes; (2) violated Section 17200 of the California Business and Professions Code; and (3) engaged in conversion. The Collins Complaint seeks back wages, interest, penalties, punitive damages, and attorneys' fees.

    On June 25, 2001, Collins filed an amended complaint which expanded the purported class to include all current Aaron Brothers' salaried store managers, assistant store managers, and managers-in-training based in California; added a new plaintiff as a class representative; and added two additional causes of action for injunctive and declaratory relief.

    The court has set a hearing date during the fourth quarter of fiscal 2001 to determine whether the case should proceed as a class action lawsuit. A trial date has not yet been scheduled.

    The case is currently in the discovery phase. There can be no assurance that Aaron Brothers will be successful in defending this litigation or that future operating results will not be materially adversely affected by the final resolution of the lawsuit.

General

    The Company is a defendant from time to time in lawsuits incidental to our business. Based on currently available information, the Company believes that resolution of all known contingencies, including the litigation described above, is uncertain, and there can be no assurance that future costs of such litigation would not be material to its financial position or results of operations.

Note 7.  Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the provisions of SFAS No. 141 and No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets with finite useful lives will continue to be amortized over their useful lives. The Company will adopt these provisions in the first quarter of fiscal 2002. Application of these non-amortization provisions in fiscal 2001 would have resulted in an increase in net income of $566,000, or $0.02 per diluted share, in the second quarter of fiscal 2001 and $1.1 million, or $0.03 per diluted share, for the first six months of fiscal 2001. During fiscal 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of February 2, 2002 and has not yet determined what the effect of these tests will be. However, the Company believes the adoption of the provisions of SFAS No. 141 and No. 142 will not have a materially adverse impact on the Company's operating results or financial position.

    In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for certain types of hedging activities. The Company adopted the requirements of SFAS No. 133 beginning in fiscal 2001. The adoption of SFAS No. 133 had no material impact on the Company's operating results or financial position for the second quarter or the first six months of fiscal 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Certain statements contained in this discussion and analysis (or elsewhere in this Report), which are not historical facts, are forward looking statements that involve risks and uncertainties, including, but not limited to, customer demand and trends in the arts and crafts industry, impact of competitors' locations, pricing, and products, related inventory risks due to shifts in customer demand, impact of economic conditions, the availability of acceptable locations for new stores, difficulties implementing information system technologies, supply constraints, results of financing efforts, effectiveness of advertising strategies, and other risks detailed in our Securities and Exchange Commission filings.

    All expressions of "us," "we," "our," and all similar expressions are references to Michaels Stores, Inc. and its consolidated wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

General

    All references herein to "fiscal 2001" relate to the 52 weeks ending February 2, 2002, and all references to "fiscal 2000" relate to the 53 weeks ended February 3, 2001. In addition, all references herein to "the second quarter of fiscal 2001" and "the first six months of fiscal 2001" relate to the 13 and 26 weeks ended August 4, 2001, respectively, and all references to "the second quarter of fiscal 2000" and "the first six months of fiscal 2000" relate to the 13 and 26 weeks ended July 29, 2000, respectively.

    The following table sets forth certain of our unaudited operating data (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	August 4, 2001	July 29, 2000	August 4, 2001	July 29, 2000
Michaels stores:
Retail stores open at end of period	657	596	657	596
Retail stores opened during the period	13	13	29	39
Retail stores closed during the period	—	2	—	2
Retail stores relocated during the period	3	5	7	9
Aaron Brothers stores:
Retail stores open at end of period	128	104	128	104
Retail stores opened during the period	5	7	9	9
Retail stores relocated during the period	—	1	—	1
Star Wholesale store:
Wholesale store open at end of period	1	1	1	1
Wholesale store acquired during the period	—	1	—	1
Other Operating Data:
EBITDA(1)	$30,851	$28,221	$63,481	$67,031
Adjusted EBITDA(2)	30,525	28,221	67,227	67,031
Working capital	674,311	537,881	674,311	537,881
Comparable store sales increase(3)	1%	8%	2%	7%

(1)
EBITDA is calculated as income before income taxes plus interest, depreciation, and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt, but is not a financial measurement recognized by generally accepted accounting principles, and therefore, may not be comparable to similarly titled measures used by other entities. EBITDA should not be considered by an investor as an alternative to net income, as an indicator of our operating performance, or as an alternative to cash flow as a measure of liquidity.

(2)
Adjusted EBITDA is calculated as income before income taxes plus interest, depreciation, amortization, and unusual, non-recurring charges. The adjusted EBITDA for the second quarter of fiscal 2001 excludes a $326,000 adjustment to reduce the one-time charge recorded in the first quarter of fiscal 2001 related to senior executive severance. The adjusted EBITDA for the first six months of fiscal 2001 excludes costs of approximately $600,000 related to severance agreements with certain of our former senior executives and litigation settlement charges of approximately $3.2 million.

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

	Three Months Ended		Six Months Ended
	August 4, 2001	July 29, 2000	August 4, 2001	July 29, 2000
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	67.2	67.3	66.7	66.7

Gross profit	32.8	32.7	33.3	33.3
Selling, general, and administrative expense	29.6	29.5	29.7	29.2
Store pre-opening costs	0.4	0.5	0.4	0.5
Litigation settlement	—	—	0.3	—

Operating income	2.8	2.7	2.9	3.6
Interest expense	1.2	1.1	1.0	1.1
Other (income) and expense, net	(0.0)	(0.1)	(0.1)	(0.2)

Income before income taxes and cumulative effect of accounting change	1.6	1.7	2.0	2.7
Provision for income taxes	0.6	0.7	0.8	1.1

Income before cumulative effect of accounting change	1.0	1.0	1.2	1.6
Cumulative effect of accounting change for revenue recognition, net of tax	—	—	—	0.2

Net income	1.0%	1.0%	1.2%	1.4%

Quarter Ended August 4, 2001 Compared to the Quarter Ended July 29, 2000

    Net sales for the second quarter of fiscal 2001 increased $52.0 million, or 12%, over the second quarter of fiscal 2000. At the end of the second quarter of fiscal 2001, we operated 657 Michaels and 128 Aaron Brothers retail stores. The results for the second quarter of fiscal 2001 included sales from 62 Michaels and 25 Aaron Brothers retail stores that were opened during the 12-month period ended August 4, 2001, more than offsetting lost sales from one Michaels and one Aaron Brothers store closures. Sales at the new stores (net of closures) during the second quarter of fiscal 2001 accounted for $39.1 million of the increase in net sales. In addition, net sales were impacted by the net deferral of revenue related to the sale of custom frames, which accounted for $6.8 million of the increase in net sales over the second quarter of fiscal 2000. This increase was due to the fluctuation in custom frame sales volume during the last two weeks of each fiscal quarter as a result of, but not limited to, seasonal trends and the timing of custom framing promotional activities. Comparable store sales increased 1% in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000, which contributed $6.1 million to the net sales increase. The improvement in comparable store sales was due to a strong performance in our core categories of decorative accents, seasonal, stitchery, and ready-made frames. Going forward, we expect to achieve comparable store sales increases for the remainder of fiscal 2001, taken as a whole. Our ability to continue to generate comparable store sales increases is dependent, in part, on our ability to continue to maintain store in-stock positions on the top-selling items, to properly allocate seasonal merchandise to the stores based upon anticipated sales trends utilizing point-of-sale rate of sale information, and the success of our sales promotion efforts.

    Cost of sales and occupancy expense, as a percentage of net sales, for the second quarter of fiscal 2001 was 67.2%, a decrease of 0.1% compared to the second quarter of fiscal 2000. This decrease was primarily attributable to improved merchandise margins partially offset by higher occupancy costs associated with new and relocated stores and higher utilities costs compared to the second quarter of fiscal 2000.

    Selling, general, and administrative expense, as a percentage of net sales, increased by 0.1% from the second quarter of fiscal 2000 to the second quarter of fiscal 2001. This increase resulted principally from increased store payroll and related expenses, as a percentage of net sales, partially offset by lower advertising costs as a percentage of net sales, a $326,000 adjustment to reduce the one-time charge recorded in the first quarter of fiscal 2001 related to severance agreements with certain of our former senior executives, and the leveraging of depreciation expense on increased sales.

    Store pre-opening costs, as a percentage of net sales, decreased by 0.1% in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. In the second quarter of fiscal 2001, we opened or relocated 16 Michaels and five Aaron Brothers stores compared to 18 Michaels and eight Aaron Brothers stores opened or relocated in the second quarter of fiscal 2000.

    Operating income increased by 0.1%, as a percentage of net sales, to $13.5 million in the second quarter of fiscal 2001 compared to $11.6 million for the second quarter of fiscal 2000. Operating income for the second quarter of fiscal 2001 was positively impacted by a $326,000 adjustment to reduce the one-time charge recorded in the first quarter of fiscal 2001 related to senior executive severance. Excluding the effects of the adjustment to the severance charge, operating income increased 14% from $11.6 million in the second quarter of fiscal 2000 to $13.2 million in the second quarter of fiscal 2001, on a 12% increase in net sales during the same period.

    Interest expense (net of interest income), as a percentage of net sales, increased by 0.3% in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. This increase resulted principally from interest expense of $1.5 million on the 9 1/4% senior notes due July 1, 2009 (the "Senior Notes due 2009"), which were issued in July 2001, and interest on borrowings against the Credit Agreement. These increases were partially offset by interest savings related to the conversion and redemption of our convertible subordinated notes in June 2000, discussed under "Liquidity and Capital Resources" below.

    The effective tax rate was 41% for the second quarter of fiscal 2001 and 40% for the second quarter of fiscal 2000.

First Six Months Ended August 4, 2001 Compared to the First Six Months Ended July 29, 2000

    Net sales for the first six months of fiscal 2001 increased $102.6 million, or 11%, over the first six months of fiscal 2000. Sales at the new stores (net of closures) during the first six months of fiscal 2001 accounted for $85.5 million of the increase in net sales. Comparable store sales increased 2% in the first six months of fiscal 2001 compared to the first six months of fiscal 2000, which contributed $17.8 million to the net sales increase. The improvement in comparable store sales was due to a strong performance in our core categories of seasonal, decorative accents, ready-made frames, and ribbon.

The above increases in net sales were partially offset by the net deferral of revenue related to the sale of custom frames, which accounted for a $687,000 decrease in net sales over the first six months of fiscal 2000. This decrease was due to the fluctuation in custom frame sales volume during the last two weeks of each fiscal quarter as a result of, but not limited to, seasonal trends and the timing of custom framing promotional activities.

    Cost of sales and occupancy expense of 66.7% for the first six months of fiscal 2001 remained relatively constant as a percentage of net sales compared with the first six months of fiscal 2000. Improvements in merchandise margins for the first six months of fiscal 2001 compared with the first six months of fiscal 2000 were offset by higher occupancy costs associated with new and relocated stores and higher utilities costs compared to the first six months of fiscal 2000.

    Selling, general, and administrative expense, as a percentage of net sales, increased by 0.5% from the first six months of fiscal 2000 to the first six months of fiscal 2001. This increase resulted principally from increased store payroll and related expenses, as a percentage of net sales, and costs of approximately $600,000 recorded in the first six months of fiscal 2001 related to severance agreements with certain of our former senior executives.

    Store pre-opening costs, as a percentage of net sales, decreased by 0.1% in the first six months of fiscal 2001 compared to the first six months of fiscal 2000. In the first six months of fiscal 2001, we opened or relocated 36 Michaels and nine Aaron Brothers stores compared to 48 Michaels and 10 Aaron Brothers stores opened or relocated in the first six months of fiscal 2000.

    On June 6, 2001, we negotiated a tentative settlement of a purported class action with a former assistant manager of the Company, Taiyeb Raniwala. Pursuant to the terms of the settlement, in exchange for a full release of claims, we are obligated to pay a maximum of $3.0 million, covering all claims and attorneys' fees, plus estimated payroll taxes of approximately $153,000, which amounts were accrued in the first quarter of fiscal 2001. The specific terms of the settlement are currently being finalized between the parties and must then be approved by the court. While we believe that it is likely that the settlement will be approved, we can provide no assurance to that effect.

    Operating income decreased by 0.7%, as a percentage of net sales, to $29.6 million in the first six months of fiscal 2001 compared to $32.9 million for the first six months of fiscal 2000. Operating income for the first six months of fiscal 2001 was negatively impacted by one-time severance costs of approximately $600,000 and the litigation settlement charge of $3.2 million. Excluding the effects of the one-time severance charge and the litigation settlement charge, operating income increased 1% from $32.9 million in the first six months of fiscal 2000 to $33.4 million in the first six months of fiscal 2001, on an 11% increase in net sales during the same period.

    Interest expense (net of interest income) remained relatively constant as a percentage of net sales in the first six months of fiscal 2001 compared to the first six months of fiscal 2000. Interest expense decreased by $2.5 million as a result of interest savings related to the conversion and redemption of our convertible subordinated notes in June 2000, discussed under "Liquidity and Capital Resources" below, partially offset by interest expense of $1.5 million on the Senior Notes due 2009, which were issued in July 2001, and lower investment income on lower average cash balances during the first six months of fiscal 2001.

    The effective tax rate was 41% for the first six months of fiscal 2001 and 40% for the first six months of fiscal 2000.

    We changed our accounting policy with respect to revenue recognition related to the sale of custom frames effective retroactively as of the beginning of fiscal 2000. As a result, we recorded a non-cash charge of $1.9 million, net of tax, in the first quarter of fiscal 2000 for the cumulative effect of the change on fiscal years prior to fiscal 2000. Including this one-time charge, net income for the first six months of fiscal 2000 was $12.8 million, or $0.38 per diluted share. Excluding this one-time charge, net income for the first six months of fiscal 2000 was $14.6 million, or $0.43 per diluted share.

Liquidity and Capital Resources

Changes in Cash and Equivalents

    Cash flow used in operating activities during the first six months of fiscal 2001 was $101.5 million, compared with $15.4 million during the first six months of fiscal 2000. The increase in cash flow used in operating activities was principally the result of higher investments in merchandise inventories in the amount of $137.7 million in the first six months of fiscal 2001 compared with $36.1 million in the first six months of fiscal 2000, primarily as a result of purchases made in the first six months of fiscal 2001 to improve our in-stock position by receiving core merchandise for the holiday season earlier in the year than in the prior fiscal year. Inventories per Michaels store of $1.164 million at August 4, 2001 increased 11% from $1.044 million at July 29, 2000. In connection with our continuing supply chain management initiatives, our plans are to continue to increase the basic inventory levels carried in our distribution centers in an effort to reduce the number of direct vendor shipments to our stores, thereby reducing the safety stock required at the store level.

    Cash flow used in investing activities in the first six months of fiscal 2001 was $20.7 million compared to $42.8 million in the first six months of fiscal 2000. Cash flow from investing activities in the first six months of fiscal 2001 was due in part to capital expenditures related to the opening of 29 Michaels and nine Aaron Brothers stores and the relocation of seven Michaels stores in the first six months of fiscal 2001. In addition, we received proceeds in the amount of $26.9 million from the July 2001 completion of a sale/leaseback transaction for two distribution center properties which we purchased in December 2000. The gain from the sale/leaseback transaction was deferred and will be amortized over the life of the sale/leaseback contract, which was accounted for as an operating lease.

    The following table sets forth capital expenditures for the first six months of fiscal 2001 and the first six months of fiscal 2000, net of the sale/leaseback transaction discussed above (unaudited):

	Six Months Ended
	August 4, 2001	July 29, 2000
	(in thousands)
New and relocated stores and stores not yet opened	$25,935	$25,760
Existing stores	11,338	4,051
Distribution system expansion	1,943	757
Information systems	5,527	8,168
Corporate and other	2,938	1,999

	47,681	40,735
Proceeds from sale/leaseback transaction	(26,886)	—

	$20,795	$40,735

    The increase in capital expenditures for existing stores was primarily due to fixture costs for planogram resets at the stores during the second quarter of fiscal 2001. We anticipate additional capital expenditures during the remainder of fiscal 2001 to total approximately $124.2 million, which amount is net of proceeds in the amount of $26.9 million from the June 2001 sale/leaseback transaction.

    Cash flow provided by financing activities in the first six months of fiscal 2001 was $207.8 million compared to $68.9 million in the first six months of fiscal 2000. The increase in cash provided by financing activities was primarily due to proceeds of $194.5 million from the issuance of the Senior Notes due 2009 partially offset by a decrease in the proceeds from the exercise of stock options.

Proceeds from the exercise of stock options were $13.2 million for approximately 536,000 shares of our common stock ("Common Stock") in the first six months of fiscal 2001 and $75.7 million for approximately 3.5 million shares of Common Stock in the first six months of fiscal 2000.

Bank Credit Facility

    Effective May 1, 2001, we completed a new $200 million unsecured bank credit facility with Fleet National Bank and other lending institutions (the "Credit Agreement"), which replaced the previous $100 million unsecured bank credit facility. The Credit Agreement has a term of three years (with a maturity extension for one additional year available under certain conditions) and contains a $25 million competitive bid feature and a $70 million letter of credit sub-facility.

    The Credit Agreement contains certain financial covenants, including a balance sheet leverage ratio, a cash flow coverage ratio, a cash flow leverage ratio, and a capital expenditure limitation. Interest on all borrowings varies based upon the type of borrowing, the fixed charge coverage ratio, and whether we elect to utilize the competitive bid feature available under the Credit Agreement. If the competitive bid feature is not utilized, the interest rate on borrowings under the Credit Agreement is generally (a) the higher of (i) an annual rate of interest announced from time to time by Fleet National Bank, as agent, as its "base rate" or (ii) one-half of one percent (1/2%) above the Federal Funds Effective Rate or (b) the Eurodollar Rate, as defined by the Credit Agreement, plus an applicable margin based on our fixed charge coverage ratio. If the competitive bid feature is utilized, loans up to $25 million may be made under the Credit Agreement at competitively bid interest rates offered by lending institutions participating in the facility, which may have the effect of decreasing the amount of interest we would otherwise be obligated to pay on such borrowings. We are required to pay a facility fee from 0.2% to 0.35% per annum on the unused portion of the revolving line of credit as well as letter of credit fees that vary depending on the fixed charge coverage ratio.

    We are in compliance with all terms and conditions of the Credit Agreement. No borrowings were outstanding under the Credit Agreement at August 4, 2001. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit Agreement ($8.7 million at August 4, 2001). Borrowings under the Credit Agreement and our previous $100 million bank credit facility in the first six months of fiscal 2001 were outstanding for 140 days, with average outstanding borrowings of $37.0 million and a weighted average interest rate of 6.20%.

General

    In July 2001, we issued $200 million in principal amount of the Senior Notes due 2009 in a private placement under Securities and Exchange Commission Rule 144A to a limited number of qualified institutional buyers. The Senior Notes due 2009 are unsecured and interest thereon is payable semi-annually on each January 1 and July 1, beginning on January 1, 2002. As required by the contract with the purchasers of the Senior Notes due 2009, in August 2001, we made an offer to exchange all of the privately placed Senior Notes due 2009 for an equal principal amount of Senior Notes due 2009, which are registered with the Securities and Exchange Commission and have substantially identical terms.

    On August 6, 2001 (the "Redemption Date"), we used a portion of the proceeds of the Senior Notes due 2009 offering described above to redeem our 10 7/8% senior notes due June 15, 2006 (the "Senior Notes due 2006"), of which $125 million aggregate principal amount was then outstanding. The redemption price was $1,054.38 per $1,000 principal amount of the Senior Notes due 2006, plus accrued interest to the Redemption Date. The Company anticipates incurring an extraordinary loss from the early extinguishment of debt in the amount of $5.3 million, net of tax, in the third quarter of fiscal 2001.

    On December 14, 2000, our Board of Directors authorized the repurchase of 1.0 million shares of outstanding Common Stock. In the fourth quarter of fiscal 2000, we repurchased and retired 525,000 shares under this plan at an aggregate price of $17.2 million (average cost of $32.67 per share). No additional shares of Common Stock were repurchased in the first six months of fiscal 2001. We may continue our stock repurchases provided that market prices of our Common Stock make it advantageous. Securities and Exchange Commission regulations restrict us from making repurchases during specified time periods. Finally, under the agreements governing our outstanding indebtedness, we can only repurchase shares of our Common Stock if we maintain or comply with specified financial ratios. As a result, we can give no assurance that we will repurchase any additional shares under the December 2000 stock repurchase plan.

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

    We believe that our available cash, funds generated by operating activities, funds available under the Credit Agreement, the net proceeds from the Senior Notes due 2009, and proceeds from the exercise of stock options will be sufficient to redeem the Senior Notes due 2006 and fund anticipated capital expenditures, working capital requirements, and any stock repurchases for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    We have market risk exposure arising from changes in interest rates. In July 2001, we issued $200 million of the Senior Notes due 2009 with a fixed interest rate of 9 1/4%. Using a portion of the proceeds from the Senior Notes due 2009, in August 2001, we redeemed the Senior Notes due 2006. Generally, the fair market value of our fixed interest rate long-term debt will increase as interest rates fall and decrease as interest rates rise. Our market risk is described in more detail in our Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

MICHAELS STORES, INC.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

Raniwala Proceeding

    On May 2, 2000, Taiyeb Raniwala ("Raniwala"), a former assistant manager of a Michaels store, filed a purported class action complaint (the "Raniwala Complaint") against us, on behalf of Michaels stores' former and current assistant store managers. The Raniwala Complaint was filed in the Alameda County Superior Court, California and alleges that we violated various California laws by erroneously treating Michaels stores' assistant store managers as "exempt" employees who are not entitled to overtime compensation. Based on these allegations, the Raniwala Complaint asserts we: (1) violated various California Wage Orders; (2) violated Section 17200 of the California Business and Professions Code; and (3) engaged in conversion. The Raniwala Complaint seeks back wages, interest, penalties, and attorneys' fees.

    On July 20, 2000, Raniwala filed an amended complaint to correct certain deficiencies in the original Raniwala Complaint (the "Amended Raniwala Complaint"). On September 25, 2000, we filed our answer to the Amended Raniwala Complaint.

    On June 6, 2001, we negotiated a tentative settlement of the purported class action with Raniwala. Pursuant to the terms of the settlement, in exchange for a full release of claims, we are obligated to pay a maximum of $3.0 million, covering all claims and attorneys' fees, plus estimated payroll taxes of approximately $153,000, which amounts were accrued in the first quarter of fiscal 2001. The specific terms of the settlement are currently being finalized between the parties and must then be approved by the Alameda County Superior Court. While we believe that it is likely that the settlement will be approved, we can provide no assurance to that effect.

Collins Proceeding

    On April 14, 1999, Suzanne Collins ("Collins"), a former assistant manager of our subsidiary, Aaron Brothers, Inc. ("Aaron Brothers"), filed a class action complaint (the "Collins Complaint") against Aaron Brothers on behalf of Aaron Brothers' former store managers, assistant store managers, and managers-in-training. The Collins Complaint was filed in the Los Angeles County Superior Court, California and alleges that Aaron Brothers violated various California laws by erroneously treating its store managers, assistant store managers, and managers-in-training as "exempt" employees who are not entitled to overtime compensation. Based on these allegations, the Collins Complaint asserts that Aaron Brothers: (1) violated various California Labor Codes; (2) violated Section 17200 of the California Business and Professions Code; and (3) engaged in conversion. The Collins Complaint seeks back wages, interest, penalties, punitive damages, and attorneys' fees.

    On June 25, 2001, Collins filed an amended complaint which expanded the purported class to include all current Aaron Brothers' salaried store managers, assistant store managers, and managers-in-training based in California; added a new plaintiff as a class representative; and added two additional causes of action for injunctive and declaratory relief.

    The court has set a hearing date during the fourth quarter of fiscal 2001 to determine whether the case should proceed as a class action lawsuit. A trial date has not yet been scheduled.

    The case is currently in the discovery phase. There can be no assurance that Aaron Brothers will be successful in defending this litigation or that future operating results will not be materially adversely affected by the final resolution of the lawsuit.

General

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

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits:

  3.1(ii)
  Amended and Restated Bylaws of Michaels Stores, Inc. (previously filed as Exhibit 3.1(ii) to Form S-4 (SEC File No. 333-66462), filed August 1, 2001, and incorporated herein by reference).

  4.1
  Indenture, dated as of July 6, 2001, by and between Michaels Stores, Inc. and The Bank of New York, as Trustee (previously filed as Exhibit 4.3 to Form S-4 (SEC File No. 333-66462), filed August 1, 2001, and incorporated herein by reference).

  4.2
  Registration Rights Agreement, dated as of July 6, 2001, by and among Michaels Stores, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation, Deutsche Banc Alex. Brown Inc., Fleet Securities, Inc. and Wells Fargo Brokerage Services, LLC (previously filed as Exhibit 4.4 to Form S-4 (SEC File No. 333-66462), filed August 1, 2001, and incorporated herein by reference).

  10.1
  Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated, effective August 1, 1999 (filed herewith).

  (b)
  Reports on Form 8-K:

  1.
  Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2001, reporting Items 5 and 7 and filing Michaels Stores, Inc. Press Release dated June 19, 2001.

  2.
  Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2001, reporting Items 5 and 7 and filing Michaels Stores, Inc. Press Release dated July 6, 2001.

  3.
  Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2001, reporting Items 5 and 7 and filing Michaels Stores, Inc. Press Release dated July 9, 2001.

  4.
  Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2001, reporting Items 5 and 7 and filing Michaels Stores, Inc. Press Release dated July 27, 2001.

MICHAELS STORES, INC.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAELS STORES, INC.
	By:	/s/ BRYAN M. DECORDOVA Bryan M. DeCordova Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: September 18, 2001

INDEX TO EXHIBITS

Exhibits
3.1(ii)	Amended and Restated Bylaws of Michaels Stores, Inc. (previously filed as Exhibit 3.1(ii) to Form S-4 (SEC File No. 333-66462), filed August 1, 2001, and incorporated herein by reference).
4.1
Indenture, dated as of July 6, 2001, by and between Michaels Stores, Inc. and The Bank of New York, as Trustee (previously filed as Exhibit 4.3 to Form S-4 (SEC File No. 333-66462), filed August 1, 2001, and incorporated herein by reference).
4.2
Registration Rights Agreement, dated as of July 6, 2001, by and among Michaels Stores, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation, Deutsche Banc Alex. Brown Inc., Fleet Securities, Inc. and Wells Fargo Brokerage Services, LLC (previously filed as Exhibit 4.4 to Form S-4 (SEC File No. 333-66462), filed August 1, 2001, and incorporated herein by reference).
10.1	Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated, effective August 1, 1999 (filed herewith).

QuickLinks

MICHAELS STORES, INC. FORM 10-Q Part I—FINANCIAL INFORMATION
  Item 1. Financial Statements.
MICHAELS STORES, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
MICHAELS STORES, INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)
MICHAELS STORES, INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)
MICHAELS STORES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
MICHAELS STORES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Six Months Ended August 4, 2001 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
MICHAELS STORES, INC. Part II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K.
MICHAELS STORES, INC. SIGNATURES
INDEX TO EXHIBITS