Form 10-Q
period 2001-11-03
MICHAELS STORES INC
filed 2001-12-18
CIK 740670

Use these links to rapidly review the document
MICHAELS STORES, INC. FORM 10-Q Part I—FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the quarterly period ended November 3, 2001

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

    Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

Title	Shares Outstanding as of December 11, 2001
Common Stock, par value $.10 per share	65,646,980

MICHAELS STORES, INC.

FORM 10-Q

Part I—FINANCIAL INFORMATION

MICHAELS STORES, INC.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	November 3, 2001	February 3, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$45,991	$28,191
Merchandise inventories	900,311	663,700
Prepaid expenses and other	16,084	24,572
Deferred income taxes and income taxes receivable	18,203	13,353

Total current assets	980,589	729,816

Property and equipment, at cost	589,869	543,312
Less accumulated depreciation	(277,345)	(242,307)

	312,524	301,005

Costs in excess of net assets of acquired operations, net	118,428	121,256
Other assets	8,383	6,359

	126,811	127,615

Total assets	$1,419,924	$1,158,436

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$194,848	$143,224
Accrued liabilities and other	181,401	144,121
Borrowings under line of credit	45,000	—
Income taxes payable	—	1,663

Total current liabilities	421,249	289,008

9 1/4% Senior Notes due 2009	200,000	—
10 7/8% Senior Notes due 2006	—	125,000
Deferred income taxes	18,269	18,269
Other long-term liabilities	22,468	21,513

Total long-term liabilities	240,737	164,782

	661,986	453,790

Commitments and contingencies
Stockholders' equity:
Common stock, $.10 par value, 150,000,000 shares authorized; shares issued and outstanding of 65,608,896 at November 3, 2001 and 63,673,680 at February 3, 2001	6,561	6,367
Additional paid-in capital	456,267	426,505
Retained earnings	295,110	271,774

Total stockholders' equity	757,938	704,646

Total liabilities and stockholders' equity	$1,419,924	$1,158,436

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	November 3, 2001	October 28, 2000
Net sales	$611,911	$525,735
Cost of sales and occupancy expense	396,060	344,506

Gross profit	215,851	181,229
Selling, general, and administrative expense	172,612	148,258
Store pre-opening costs	5,298	3,643

Operating income	37,941	29,328
Interest expense	6,064	3,794
Other (income) and expense, net	(33)	(622)

Income before income taxes and extraordinary loss	31,910	26,156
Provision for income taxes	13,090	10,462

Income before extraordinary loss	18,820	15,694
Extraordinary loss for early extinguishment of debt, net of income tax of $3,695	5,318	—

Net income	$13,502	$15,694

Earnings per common share excluding the extraordinary loss:
Basic	$0.29	$0.22

Diluted	$0.28	$0.22

Earnings per common share including the extraordinary loss:
Basic	$0.21	$0.22

Diluted	$0.20	$0.22

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Nine Months Ended
	November 3, 2001	October 28, 2000
Net sales	$1,622,709	$1,433,946
Cost of sales and occupancy expense	1,070,065	950,102

Gross profit	552,644	483,844
Selling, general, and administrative expense	472,896	412,987
Store pre-opening costs	9,023	8,591
Litigation settlement	3,153	—

Operating income	67,572	62,266
Interest expense	15,796	14,172
Other (income) and expense, net	(409)	(2,458)

Income before income taxes, extraordinary loss, and cumulative effect of accounting change	52,185	50,552
Provision for income taxes	21,403	20,222

Income before extraordinary loss and cumulative effect of accounting change	30,782	30,330
Extraordinary loss for early extinguishment of debt, net of income tax of $3,695	5,318	—
Cumulative effect of accounting change for revenue recognition, net of income tax of $1,235	—	1,852

Net income	$25,464	$28,478

Earnings per common share excluding the extraordinary loss and cumulative effect of accounting change:
Basic	$0.48	$0.45

Diluted	$0.47	$0.44

Earnings per common share including the extraordinary loss and cumulative effect of accounting change:
Basic	$0.40	$0.43

Diluted	$0.39	$0.41

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	November 3, 2001	October 28, 2000
Operating activities:
Net income	$25,464	$28,478
Adjustments:
Depreciation	47,580	45,450
Amortization	3,091	3,085
Extraordinary loss for early extinguishment of debt	9,014	—
Other	642	874
Change in assets and liabilities, excluding acquisitions:
Merchandise inventories	(236,611)	(149,859)
Prepaid expenses and other	8,488	(3,633)
Deferred income taxes and other	(3,064)	245
Accounts payable	51,624	65,237
Income taxes payable	2,560	1,520
Accrued liabilities and other	34,887	29,798

Net change in assets and liabilities	(142,116)	(56,692)

Net cash (used in) provided by operating activities	(56,325)	21,195

Investing activities:
Additions to property and equipment	(85,661)	(68,185)
Proceeds from sale/leaseback transaction	26,886	—
Net proceeds from sales of property and equipment	52	108
Acquisitions	—	(2,182)

Net cash used in investing activities	(58,723)	(70,259)

Financing activities:
Proceeds from issuance of 9 1/4% Senior Notes due 2009	194,457	—
Redemption of 10 7/8% Senior Notes due 2006	(131,798)	—
Redemption of convertible subordinated notes	—	(4,206)
Net borrowings under line of credit	45,000	10,200
Acquisition of treasury stock	—	(95,575)
Proceeds from stock options exercised	24,973	89,027
Proceeds from issuance of common stock and other	760	640
Payment of other long-term liabilities	(544)	(4,341)

Net cash provided by (used in) financing activities	132,848	(4,255)

Net increase (decrease) in cash and equivalents	17,800	(53,319)
Cash and equivalents at beginning of period	28,191	77,398

Cash and equivalents at end of period	$45,991	$24,079

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended November 3, 2001

(Unaudited)

Note 1.  Basis of Presentation

    The consolidated financial statements include the accounts of Michaels Stores, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. All expressions of "us," "we," "our," and all similar expressions are references to Michaels Stores, Inc. and its consolidated wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other items, as disclosed) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, the results of operations for the 13 and 39 weeks ended November 3, 2001 are not indicative of the results to be expected for the entire year.

    The balance sheet at February 3, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

    All references herein to "fiscal 2001" relate to the 52 weeks ending February 2, 2002, and all references to "fiscal 2000" relate to the 53 weeks ended February 3, 2001. In addition, all references herein to "the third quarter of fiscal 2001" and "the first nine months of fiscal 2001" relate to the 13 and 39 weeks ended November 3, 2001, respectively, and all references to "the third quarter of fiscal 2000" and "the first nine months of fiscal 2000" relate to the 13 and 39 weeks ended October 28, 2000, respectively.

Note 2.  Common Stock and Earnings per Share

    On October 31, 2001, our Board of Directors declared a two-for-one common stock split effected in the form of a stock dividend to stockholders of record as of the close of business on November 12, 2001, payable on November 26, 2001. An amount equal to the par value of shares issued in the split has been transferred from paid-in capital to the common stock account. All references to the number of shares of Common Stock (except for shares authorized), per share prices, and earnings per share amounts in the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q have been adjusted to reflect the split on a retroactive basis.

    The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000
	(In thousands, except per share data)
Numerator:
Income before extraordinary loss and cumulative effect of accounting change	$18,820	$15,694	$30,782	$30,330
Extraordinary loss, net of income tax	5,318	—	5,318	—
Cumulative effect of accounting change, net of income tax	—	—	—	1,852

Net income	$13,502	$15,694	$25,464	$28,478

Denominator:
Denominator for basic earnings per share-weighted average shares	65,052	71,346	64,459	66,870
Effect of dilutive securities:
Employee stock options	1,854	1,620	1,645	2,608

Denominator for diluted earnings per share-weighted average shares adjusted for dilutive securities	66,906	72,966	66,104	69,478

Basic earnings per common share:
Income before extraordinary loss and cumulative effect of accounting change	$0.29	$0.22	$0.48	$0.45
Extraordinary loss	(0.08)	—	(0.08)	—
Cumulative effect of accounting change	—	—	—	(0.02)

Net income	$0.21	$0.22	$0.40	$0.43

Diluted earnings per common share:
Income before extraordinary loss and cumulative effect of accounting change	$0.28	$0.22	$0.47	$0.44
Extraordinary loss	(0.08)	—	(0.08)	—
Cumulative effect of accounting change	—	—	—	(0.03)

Net income	$0.20	$0.22	$0.39	$0.41

Note 3.  Senior Notes

   In July 2001, we issued $200 million in principal amount of 9 1/4% Senior Notes due July 1, 2009 in a private placement under Securities and Exchange Commission Rule 144A to a limited number of qualified institutional buyers. The Senior Notes due 2009 are unsecured and interest thereon is payable semi-annually on each January 1 and July 1, beginning on January 1, 2002. In August 2001, as required by the contract with the purchasers of the Senior Notes due 2009, we made an offer to exchange all of the privately placed Senior Notes due 2009 for an equal principal amount of Senior Notes due 2009, which are registered with the Securities and Exchange Commission and have substantially identical terms. As of October 1, 2001, all of the privately placed Senior Notes due 2009 were exchanged for registered Senior Notes due 2009.

    On August 6, 2001, we used a portion of the proceeds of the Senior Notes due 2009 offering described above to redeem our 10 7/8% Senior Notes due June 15, 2006, of which $125 million in aggregate principal amount was then outstanding. The redemption price was $1,054.38 per $1,000 principal amount of the Senior Notes due 2006, plus accrued interest through August 6, 2001. We incurred an extraordinary loss from the early extinguishment of debt in the amount of $5.3 million, net of income tax, in the third quarter of fiscal 2001.

Note 4.  Change in Accounting Principle

    Effective October 29, 2000, we changed our method of accounting for custom frame sales in accordance with guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Historically, we recognized sales for custom frame orders at the time the customer placed the order. Under the new accounting method adopted retroactive to January 30, 2000, we now effectively recognize revenue for custom frame orders at the time of delivery. The cumulative effect of the change on fiscal years prior to fiscal 2000 resulted in a non-cash charge to income of $1.9 million (after reduction for income taxes of $1.2 million), which is included in the results of operations for the first quarter of fiscal 2000. In addition, we have given retroactive effect to this change in accounting principle by restatement of our previously published financial statements for the third quarter and the first nine months of fiscal 2000. The effect of the change on the third quarter and the first nine months of fiscal 2000 was to reduce net sales by $769,000 and $3.5 million, respectively, and reduce income before the cumulative effect of the accounting change by $266,000 and $993,000, respectively.

Note 5.  Credit Agreement

    Effective May 1, 2001, we completed a new $200 million unsecured bank credit facility with Fleet National Bank and other lending institutions, which replaced the previous $100 million unsecured bank credit facility. The Credit Agreement has a term of three years (with a maturity extension for one additional year available under certain conditions) and contains a $25 million competitive bid feature and a $70 million letter of credit sub-facility.

    The Credit Agreement contains certain financial covenants, including a balance sheet leverage ratio, a cash flow coverage ratio, a cash flow leverage ratio, and a capital expenditure limitation. Interest on all borrowings varies based upon the type of borrowing, the fixed charge coverage ratio, and whether we elect to utilize the competitive bid feature available under the Credit Agreement. If the competitive bid feature is not utilized, the interest rate on borrowings under the Credit Agreement is generally (a) the higher of (i) an annual rate of interest announced from time to time by Fleet National Bank, as agent, as its "base rate" or (ii) one-half of one percent (1/2%) above the Federal Funds Effective Rate or (b) the Eurodollar Rate, as defined by the Credit Agreement, plus an applicable margin based on our fixed charge coverage ratio. If the competitive bid feature is utilized, loans up to $25 million may be made under the Credit Agreement at competitively bid interest rates offered by lending institutions participating in the facility, which may have the effect of decreasing the amount of interest we would otherwise be obligated to pay on such borrowings. We are required to pay a facility fee from 0.20% to 0.35% per annum on the unused portion of the revolving line of credit as well as letter of credit fees that vary depending on the fixed charge coverage ratio.

    We are in compliance with all terms and conditions of the Credit Agreement. Borrowings outstanding under the Credit Agreement were $45.0 million as of November 3, 2001. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit Agreement ($8.7 million as of November 3, 2001). Borrowings under the Credit Agreement and the previous $100 million bank credit facility in the first nine months of fiscal 2001 were outstanding for 230 days, with average outstanding borrowings of $11.1 million and a weighted average interest rate of 5.2%.

Note 6.  Legal Proceedings

Raniwala Proceeding

    On May 2, 2000, Taiyeb Raniwala, a former assistant manager of a Michaels store, filed a purported class action complaint against us, on behalf of Michaels stores' former and current assistant store managers. The Raniwala Complaint was filed in the Alameda County Superior Court, California and alleges that we violated various California laws by erroneously treating Michaels stores' assistant store managers as "exempt" employees who are not entitled to overtime compensation. Based on these allegations, the Raniwala Complaint asserts that we: (1) violated various California Wage Orders; (2) violated Section 17200 of the California Business and Professions Code; and (3) engaged in conversion. The Raniwala Complaint seeks back wages, interest, penalties, and attorneys' fees.

    On July 20, 2000, Raniwala filed an amended complaint to correct certain deficiencies in the original Raniwala Complaint. On September 25, 2000, we filed our answer to the Amended Raniwala Complaint.

    On June 6, 2001, we negotiated a tentative settlement of the purported class action with Raniwala. As a result, we recorded a litigation settlement charge of $3.2 million in the first quarter of fiscal 2001, covering all claims, attorneys' fees, and estimated payroll taxes. The settlement, in exchange for a full release of claims, received final approval from the Alameda County Superior Court on November 20, 2001. The distribution of the settlement proceeds must be made by January 19, 2002. The Alameda County Superior Court has dismissed the case against us, effective November 20, 2001.

Collins Proceeding

    On April 14, 1999, Suzanne Collins, a former assistant manager of our subsidiary, Aaron Brothers, Inc., filed a class action complaint against Aaron Brothers on behalf of Aaron Brothers' former store managers, assistant store managers, and managers-in-training. The Collins Complaint was filed in the Los Angeles County Superior Court, California and alleges that Aaron Brothers violated various California laws by erroneously treating its store managers, assistant store managers, and managers-in-training as "exempt" employees who are not entitled to overtime compensation. Based on these allegations, the Collins Complaint asserts that Aaron Brothers: (1) violated various California Labor Codes; (2) violated Section 17200 of the California Business and Professions Code; and

(3) engaged in conversion. The Collins Complaint seeks back wages, interest, penalties, punitive damages, and attorneys' fees.

    On June 25, 2001, Collins filed an amended complaint which expanded the purported class to include all current Aaron Brothers' salaried store managers, assistant store managers, and managers-in-training based in California; added a new plaintiff as a class representative; and added two additional causes of action for injunctive and declaratory relief.

    On November 28, 2001, the court established January 31, 2002 as the deadline, by which time the plaintiff must either file a motion for class certification or file a motion for preliminary approval of any settlement which may be agreed to by the parties. A trial date has not yet been scheduled.

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

Note 7.  Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the provisions of SFAS No. 141 and No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets with finite useful lives will continue to be amortized over their useful lives. We will adopt these provisions in the first quarter of fiscal 2002. Application of these non-amortization provisions in fiscal 2001 would have resulted in an increase in net income of $566,000, or $0.01 per diluted share, in the third quarter of fiscal 2001 and $1.7 million, or $0.03 per diluted share, for the first nine months of fiscal 2001. During fiscal 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of February 2, 2002 and have not yet determined what the effect of these tests will be. However, we believe the adoption of the provisions of SFAS No. 141 and No. 142 will not have a materially adverse impact on our operating results or financial position.

    In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for certain types of hedging activities. We adopted the requirements of SFAS No. 133 beginning in fiscal 2001. The adoption of SFAS No. 133 had no material impact on our operating results or financial position for the third quarter or the first nine months of fiscal 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Certain statements contained in this discussion and analysis (or elsewhere in this Quarterly Report on Form 10-Q), which are not historical facts, are forward looking statements that involve risks and uncertainties, including, but not limited to, customer demand and trends in the arts and crafts industry, impact of competitors' locations, pricing, and products, related inventory risks due to shifts in customer demand, impact of economic conditions, the availability of acceptable locations for new stores, difficulties implementing information system technologies, supply constraints, results of financing efforts, effectiveness of advertising strategies, and other risks detailed in our Securities and Exchange Commission filings.

    All expressions of "us," "we," "our," and all similar expressions are references to Michaels Stores, Inc. and its consolidated wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

    Unless otherwise noted, discussions relating to Common Stock reflect the effects of the two-for-one common stock split effected in the form of a stock dividend to stockholders of record as of the close of business on November 12, 2001.

General

    All references herein to "fiscal 2001" relate to the 52 weeks ending February 2, 2002, and all references to "fiscal 2000" relate to the 53 weeks ended February 3, 2001. In addition, all references herein to "the third quarter of fiscal 2001" and "the first nine months of fiscal 2001" relate to the 13 and 39 weeks ended November 3, 2001, respectively, and all references to "the third quarter of fiscal 2000" and "the first nine months of fiscal 2000" relate to the 13 and 39 weeks ended October 28, 2000, respectively.

    The following table sets forth certain of our unaudited operating data (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000
Michaels stores:
Retail stores open at end of period	694	621	694	621
Retail stores opened during the period	37	25	66	64
Retail stores closed during the period	—	—	—	2
Retail stores relocated during the period	9	8	16	17
Aaron Brothers stores:
Retail stores open at end of period	134	113	134	113
Retail stores opened during the period	6	9	15	18
Retail stores relocated during the period	3	2	3	3
Star Wholesale store:
Wholesale store open at end of period	1	1	1	1
Wholesale store acquired during the period	—	—	—	1
Other Operating Data:
EBITDA(1)	$55,171	$46,228	$118,652	$113,259
Adjusted EBITDA(2)	55,171	46,228	122,805	113,259
Working capital	559,340	460,075	559,340	460,075
Comparable store sales increase(3)	7%	3%	4%	6%

(Notes on following page.)

(Notes from table on preceding page.)

(1)
EBITDA is calculated as income before income taxes, extraordinary loss, and cumulative effect of accounting change plus interest, depreciation, and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt, but is not a financial measurement recognized by generally accepted accounting principles, and therefore, may not be comparable to similarly titled measures used by other entities. EBITDA should not be considered by an investor as an alternative to net income, as an indicator of our operating performance, or as an alternative to cash flow as a measure of liquidity.
(2)
Adjusted EBITDA is calculated as income before income taxes, extraordinary loss, and cumulative effect of accounting change plus interest, depreciation, amortization, and unusual, non-recurring charges. The adjusted EBITDA for the first nine months of fiscal 2001 excludes costs of $1.0 million related to senior executive severance and litigation settlement charges of approximately $3.2 million.
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

	Three Months Ended		Six Months Ended
	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	64.7	65.5	65.9	66.3

Gross profit	35.3	34.5	34.1	33.7
Selling, general, and administrative expense	28.2	28.2	29.1	28.8
Store pre-opening costs	0.9	0.7	0.6	0.6
Litigation settlement	—	—	0.2	—

Operating income	6.2	5.6	4.2	4.3
Interest expense	1.0	0.7	1.0	1.0
Other (income) and expense, net	(0.0)	(0.1)	(0.0)	(0.2)

Income before income taxes, extraordinary loss, and cumulative effect of accounting change	5.2	5.0	3.2	3.5
Provision for income taxes	2.1	2.0	1.3	1.4

Income before extraordinary loss and cumulative effect of accounting change	3.1	3.0	1.9	2.1
Extraordinary loss for early extinguishment of debt, net of income tax	0.9	—	0.3	—
Cumulative effect of accounting change for revenue recognition, net of income tax	—	—	—	0.1

Net income	2.2%	3.0%	1.6%	2.0%

Quarter Ended November 3, 2001 Compared to the Quarter Ended October 28, 2000

    Net sales for the third quarter of fiscal 2001 increased $86.2 million, or 16%, over the third quarter of fiscal 2000. At the end of the third quarter of fiscal 2001, we operated 694 Michaels and 134

Aaron Brothers retail stores. The results for the third quarter of fiscal 2001 included sales from 74 Michaels and 22 Aaron Brothers retail stores that were opened during the 12-month period ended November 3, 2001, more than offsetting lost sales from one Michaels and one Aaron Brothers store closures. Sales at the new stores (net of closures) during the third quarter of fiscal 2001 accounted for $52.6 million of the increase in net sales. Comparable store sales increased 7% in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000, which contributed $37.8 million to the net sales increase. The improvement in comparable store sales was due to a strong performance in our core categories of Fall, Halloween, and Christmas seasonal products as well as general crafts, ribbon, party, kids crafts, framing, and needlework. Going forward, we expect to achieve comparable store sales increases for the remainder of fiscal 2001, taken as a whole. Our ability to continue to generate comparable store sales increases is dependent, in part, on our ability to continue to maintain store in-stock positions on the top-selling items, to properly allocate seasonal merchandise to the stores based upon anticipated sales trends utilizing point-of-sale rate of sale information, and the success of our sales promotion efforts. The above increases in net sales were partially offset by the net deferral of revenue related to the sale of custom frames, which accounted for a $4.2 million decrease in net sales over the third quarter of fiscal 2000. This decrease was due to the fluctuation in custom frame sales volume during the last two weeks of each fiscal quarter as a result of, but not limited to, seasonal trends and the timing of custom framing promotional activities.

    Cost of sales and occupancy expense, as a percentage of net sales, for the third quarter of fiscal 2001 was 64.7%, a decrease of 0.8% compared to the third quarter of fiscal 2000. This decrease was primarily attributable to improved merchandise margins compared to the third quarter of fiscal 2000.

    Selling, general, and administrative expense remained relatively constant as a percentage of net sales for the third quarter of fiscal 2000 compared to the third quarter of fiscal 2001. Advertising costs in the third quarter of fiscal 2001 were higher as a percentage of net sales compared with the third quarter of fiscal 2000, offset by the leveraging of store payroll and related expenses on increased sales.

    Store pre-opening costs, as a percentage of net sales, increased by 0.2% in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. In the third quarter of fiscal 2001, we opened or relocated 46 Michaels and nine Aaron Brothers stores compared to 33 Michaels and 11 Aaron Brothers stores opened or relocated in the third quarter of fiscal 2000.

    Operating income increased by 0.6%, as a percentage of net sales, to $37.9 million in the third quarter of fiscal 2001 compared to $29.3 million for the third quarter of fiscal 2000, on a 16% increase in net sales during the same period.

    Interest expense (net of interest income), as a percentage of net sales, increased by 0.4% in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. This increase resulted principally from an increased debt level related to the 9 1/4% Senior Notes due July 1, 2009, which were issued in July 2001, and interest on higher outstanding borrowings against the Credit Agreement during the third quarter of fiscal 2001.

    The effective tax rate was 41% for the third quarter of fiscal 2001 and 40% for the third quarter of fiscal 2000.

    On August 6, 2001, we redeemed our 10 7/8% Senior Notes due June 15, 2006 in aggregate principal amount of $125 million. As a result, we recorded an extraordinary loss from the early extinguishment of debt in the amount of $5.3 million, net of income tax of $3.7 million, in the third quarter of fiscal 2001.

    Net income for the third quarter of fiscal 2001 was $13.5 million, or $0.20 per diluted share, compared to $15.7 million, or $0.22 per diluted share, for the third quarter of fiscal 2000. Excluding the extraordinary loss from the early extinguishment of debt, net income for the third quarter of fiscal 2001 was $18.8 million, or $0.28 per diluted share.

First Nine Months Ended November 3, 2001 Compared to the First Nine Months Ended October 28, 2000

    Net sales for the first nine months of fiscal 2001 increased $188.8 million, or 13%, over the first nine months of fiscal 2000. Sales at the new stores (net of closures) during the first nine months of fiscal 2001 accounted for $138.1 million of the increase in net sales. Comparable store sales increased 4% in the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000, which contributed $55.6 million to the net sales increase. The improvement in comparable store sales was due to a strong performance in our core categories of Christmas and seasonal products as well as ribbon, general crafts, framing, and décor accents. The above increases in net sales were partially offset by the net deferral of revenue related to the sale of custom frames, which accounted for a $4.9 million decrease in net sales over the first nine months of fiscal 2000. This decrease was due to the fluctuation in custom frame sales volume during the last two weeks of each fiscal quarter as a result of, but not limited to, seasonal trends and the timing of custom framing promotional activities.

    Cost of sales and occupancy expense, as a percentage of net sales, for the first nine months of fiscal 2001 was 65.9%, a decrease of 0.4% compared to the first nine months of fiscal 2000. Improvements in merchandise margins for the first nine months of fiscal 2001 compared with the first nine months of fiscal 2000 were partially offset by higher occupancy costs associated with new and relocated stores and higher utilities costs compared to the first nine months of fiscal 2000.

    Selling, general, and administrative expense, as a percentage of net sales, increased by 0.3% from the first nine months of fiscal 2000 to the first nine months of fiscal 2001. This increase resulted principally from increased store payroll and related expenses, as a percentage of net sales, and costs of $1.0 million recorded in the first nine months of fiscal 2001 related to senior executive severance.

    Store pre-opening costs remained relatively constant as a percentage of net sales in the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000. In the first nine months of fiscal 2001, we opened or relocated 82 Michaels and 18 Aaron Brothers stores compared to 81 Michaels and 21 Aaron Brothers stores opened or relocated in the first nine months of fiscal 2000.

    On June 6, 2001, we negotiated a tentative settlement of the purported class action with one of our former assistant managers, Taiyeb Raniwala. As a result, we recorded a litigation settlement charge of $3.2 million in the first quarter of fiscal 2001, covering all claims, attorneys' fees, and estimated payroll taxes. The settlement, in exchange for a full release of claims, received final approval from the court on November 20, 2001.

    Operating income decreased by 0.1%, as a percentage of net sales, to $67.6 million in the first nine months of fiscal 2001 compared to $62.3 million for the first nine months of fiscal 2000. Operating income for the first nine months of fiscal 2001 was negatively impacted by one-time severance costs of $1.0 million and the litigation settlement charge of $3.2 million. Excluding the effects of the one-time severance charge and the litigation settlement charge, operating income increased 15% from $62.3 million in the first nine months of fiscal 2000 to $71.7 million in the first nine months of fiscal 2001, on a 13% increase in net sales during the same period.

    Interest expense (net of interest income), as a percentage of net sales, increased by 0.1% from the first nine months of fiscal 2000 to the first nine months of fiscal 2001. This increase resulted principally from non-recurring incremental interest expense of $1.5 million incurred while the Senior Notes due 2009 and the Senior Notes due 2006 were both outstanding for a 30-day period. In addition, interest expense increased due to interest on higher outstanding borrowings against the Credit Agreement and lower interest income on lower average cash balances during the first nine months of fiscal 2001. These increases in net interest expense were partially offset by interest savings of $2.5 million related to the conversion and redemption of our convertible subordinated notes in June 2000, as discussed under "Liquidity and Capital Resources" below.

    The effective tax rate was 41% for the first nine months of fiscal 2001 and 40% for the first nine months of fiscal 2000.

    On August 6, 2001, we redeemed our 10 7/8% Senior Notes due June 15, 2006 in aggregate principal amount of $125 million. As a result, we recorded an extraordinary loss from the early extinguishment of debt in the amount of $5.3 million, net of income tax of $3.7 million, in the third quarter of fiscal 2001.

    We changed our accounting policy with respect to revenue recognition related to the sale of custom frames effective retroactively as of the beginning of fiscal 2000. As a result, we recorded a non-cash charge of $1.9 million, net of income tax, in the first quarter of fiscal 2000 for the cumulative effect of the change on fiscal years prior to fiscal 2000.

    Net income for the first nine months of fiscal 2001 was $25.5 million, or $0.39 per diluted share, compared to $28.5 million, or $0.41 per diluted share, for the first nine months of fiscal 2000. Excluding the one-time severance charges, litigation settlement, incremental interest, and extraordinary loss from the early extinguishment of debt, net income for the first nine months of fiscal 2001 was $34.1 million, or $0.52 per diluted share. For the first nine months of fiscal 2000, net income was $30.3 million, or $0.44 per diluted share, excluding the cumulative effect of the change in accounting.

Liquidity and Capital Resources

Changes in Cash and Equivalents

    Cash flow used in operating activities during the first nine months of fiscal 2001 was $56.3 million, compared to cash provided by operating activities of $21.2 million during the first nine months of fiscal 2000. The increase in cash flow used in operating activities was principally the result of higher investments in merchandise inventories, net of accounts payable, in the amount of $185.0 million in the first nine months of fiscal 2001 compared with $84.6 million in the first nine months of fiscal 2000. The increased inventories resulted from purchases made in the first nine months of fiscal 2001 to improve our in-stock position and receiving core merchandise for the holiday season earlier in the year than in the prior fiscal year. Inventories per Michaels store of $1.243 million at November 3, 2001 increased 6% from $1.178 million at October 28, 2000. In connection with our continuing supply chain management initiatives, our plans are to continue to increase the number of items carried in our distribution centers in an effort to reduce the number of direct vendor shipments to our stores, thereby reducing the safety stock required at the store level.

    Cash flow used in investing activities in the first nine months of fiscal 2001 was $58.7 million compared to $70.3 million in the first nine months of fiscal 2000. Cash flow from investing activities in the first nine months of fiscal 2001 was due in part to capital expenditures related to the opening of 66 Michaels and 15 Aaron Brothers stores and the relocation of 16 Michaels and three Aaron Brothers stores in the first nine months of fiscal 2001. In addition, we received proceeds in the amount of $26.9 million from the completion of a sale/leaseback transaction in July 2001 for two distribution center properties which we purchased in December 2000. The gain from the sale/leaseback transaction was deferred and will be amortized over the life of the sale/leaseback contract, which was accounted for as an operating lease.

    The following table sets forth capital expenditures for the first nine months of fiscal 2001 and the first nine months of fiscal 2000, net of the sale/leaseback transaction discussed above (unaudited):

	Nine Months Ended
	November 3, 2001	October 28, 2000
	(in thousands)
New and relocated stores and stores not yet opened	$46,645	$45,785
Existing stores	18,226	6,748
Distribution system expansion	8,461	1,676
Information systems	7,541	11,779
Corporate and other	4,788	2,197

	85,661	68,185
Proceeds from sale/leaseback transaction	(26,886)	—

	$58,775	$68,185

    The increase in capital expenditures for existing stores was primarily due to fixture costs for planogram resets at the stores during the second and third quarters of fiscal 2001. We anticipate capital expenditures for fiscal 2001 to total approximately $125.0 million, which amount is net of proceeds of $26.9 million from the June 2001 sale/leaseback transaction.

    Cash flow provided by financing activities in the first nine months of fiscal 2001 was $132.8 million compared to cash used in financing activities of $4.3 million in the first nine months of fiscal 2000. The increase in cash provided by financing activities was primarily due to proceeds of $194.5 million from the issuance of the Senior Notes due 2009, increased borrowings under the Credit Agreement, and a decrease in the acquisition of treasury stock. These cash flow increases were partially offset by the early redemption of the Senior Notes due 2006 and a decrease in the proceeds from the exercise of stock options. Proceeds from the exercise of stock options were $25.0 million for approximately 944,000 shares of our Common Stock, unadjusted for the stock split, in the first nine months of fiscal 2001 and $89.0 million for approximately 4.4 million shares of Common Stock, unadjusted for the stock split, in the first nine months of fiscal 2000.

Bank Credit Facility

    Effective May 1, 2001, we completed a new $200 million unsecured bank credit facility with Fleet National Bank and other lending institutions, which replaced the previous $100 million unsecured bank credit facility. The Credit Agreement has a term of three years (with a maturity extension for one additional year available under certain conditions) and contains a $25 million competitive bid feature and a $70 million letter of credit sub-facility.

    The Credit Agreement contains certain financial covenants, including a balance sheet leverage ratio, a cash flow coverage ratio, a cash flow leverage ratio, and a capital expenditure limitation. Interest on all borrowings varies based upon the type of borrowing, the fixed charge coverage ratio, and whether we elect to utilize the competitive bid feature available under the Credit Agreement. If the competitive bid feature is not utilized, the interest rate on borrowings under the Credit Agreement is generally (a) the higher of (i) an annual rate of interest announced from time to time by Fleet National Bank, as agent, as its "base rate" or (ii) one-half of one percent (1/2%) above the Federal Funds Effective Rate or (b) the Eurodollar Rate, as defined by the Credit Agreement, plus an applicable margin based on our fixed charge coverage ratio. If the competitive bid feature is utilized, loans up to $25 million may be made under the Credit Agreement at competitively bid interest rates offered by lending institutions participating in the facility, which may have the effect of decreasing the amount of interest we would otherwise be obligated to pay on such borrowings. We are required to pay a facility fee from 0.20% to 0.35% per annum on the unused portion of the revolving line of credit as well as letter of credit fees that vary depending on the fixed charge coverage ratio.

    We are in compliance with all terms and conditions of the Credit Agreement. Borrowings outstanding under the Credit Agreement were $45.0 million as of November 3, 2001. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit Agreement ($8.7 million as of November 3, 2001). Borrowings under the Credit Agreement and our previous $100 million bank credit facility in the first nine months of fiscal 2001 were outstanding for 230 days, with average outstanding borrowings of $11.1 million and a weighted average interest rate of 5.2%.

General

    On October 31, 2001, our Board of Directors declared a two-for-one common stock split effected in the form of a stock dividend to stockholders of record as of the close of business on November 12, 2001, payable on November 26, 2001. Stock options and all other agreements payable in our Common Stock have been adjusted to reflect the split. An amount equal to the par value of shares issued in the split has been transferred from paid-in capital to the common stock account.

    In July 2001, we issued $200 million in principal amount of the Senior Notes due 2009 in a private placement under Securities and Exchange Commission Rule 144A to a limited number of qualified institutional buyers. The Senior Notes due 2009 are unsecured and interest thereon is payable semi-annually on each January 1 and July 1, beginning on January 1, 2002. In August 2001, as required by the contract with the purchasers of the Senior Notes due 2009, we made an offer to exchange all of the privately placed Senior Notes due 2009 for an equal principal amount of Senior Notes due 2009, which are registered with the Securities and Exchange Commission and have substantially identical terms. As of October 1, 2001, all of the privately placed Senior Notes due 2009 were exchanged for registered Senior Notes due 2009.

    On August 6, 2001, we used a portion of the proceeds of the Senior Notes due 2009 offering described above to redeem our Senior Notes due 2006, of which $125 million aggregate principal amount was then outstanding. The redemption price was $1,054.38 per $1,000 principal amount of the Senior Notes due 2006, plus accrued interest to August 6, 2001. We incurred an extraordinary loss from the early extinguishment of debt in the amount of $5.3 million, net of income tax, in the third quarter of fiscal 2001.

    On December 14, 2000, our Board of Directors authorized the repurchase of 2.0 million shares of outstanding Common Stock. In the fourth quarter of fiscal 2000, we repurchased and retired 1,050,000 shares under this plan at an aggregate price of $17.2 million (average cost of $16.34 per share). No additional shares of Common Stock were repurchased in the first nine months of fiscal 2001. We may continue our stock repurchases provided that market prices of our Common Stock make it advantageous. Securities and Exchange Commission regulations restrict us from making repurchases during specified time periods. Finally, under the agreements governing our outstanding indebtedness, we can only repurchase shares of our Common Stock if we maintain or comply with specified financial ratios. As a result, we can give no assurance that we will repurchase any additional shares under the December 2000 stock repurchase plan.

    On June 9, 2000, we called for the redemption on June 29, 2000 of our convertible Subordinated Notes due January 15, 2003. The aggregate principal amount of the Subordinated Notes outstanding was $96,935,000. The holders had the option to convert their Subordinated Notes into shares of Common Stock by June 22, 2000 at a price of $38.00 per share, unadjusted for the stock split. Alternatively, holders could have their Subordinated Notes redeemed on June 29, 2000 at a total redemption price of $1,051.25 per $1,000 principal amount of Subordinated Notes, which included a premium for early redemption and accrued interest. As a result, the majority of the Subordinated

Notes was surrendered by the June 22, 2000 conversion date and was converted into 2,445,565 shares of Common Stock, unadjusted for the stock split. The remaining Subordinated Notes were redeemed at a total redemption price of $4.2 million on June 29, 2000. The loss from the redemption was not material.

    We believe that our available cash, funds generated by operating activities, funds available under the Credit Agreement, net proceeds from the Senior Notes due 2009, and proceeds from the exercise of stock options will be sufficient to fund anticipated capital expenditures, working capital requirements, and any stock repurchases for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

MICHAELS STORES, INC.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings.

Raniwala Proceeding

    On May 2, 2000, Taiyeb Raniwala, a former assistant manager of a Michaels store, filed a purported class action complaint against us, on behalf of Michaels stores' former and current assistant store managers. The Raniwala Complaint was filed in the Alameda County Superior Court, California and alleges that we violated various California laws by erroneously treating Michaels stores' assistant store managers as "exempt" employees who are not entitled to overtime compensation. Based on these allegations, the Raniwala Complaint asserts we: (1) violated various California Wage Orders; (2) violated Section 17200 of the California Business and Professions Code; and (3) engaged in conversion. The Raniwala Complaint seeks back wages, interest, penalties, and attorneys' fees.

    On July 20, 2000, Raniwala filed an amended complaint to correct certain deficiencies in the original Raniwala Complaint. On September 25, 2000, we filed our answer to the Amended Raniwala Complaint.

    On June 6, 2001, we negotiated a tentative settlement of the purported class action with Raniwala. As a result, we recorded a litigation settlement charge of $3.2 million in the first quarter of fiscal 2001, covering all claims, attorneys' fees, and estimated payroll taxes. The settlement, in exchange for a full release of claims, received final approval from the Alameda County Superior Court on November 20, 2001. The distribution of the settlement proceeds must be made by January 19, 2002. The Alameda County Superior Court has dismissed the case against us, effective November 20, 2001.

Collins Proceeding

    On April 14, 1999, Suzanne Collins, a former assistant manager of our subsidiary, Aaron Brothers, Inc., filed a class action complaint against Aaron Brothers on behalf of Aaron Brothers' former store managers, assistant store managers, and managers-in-training. The Collins Complaint was filed in the Los Angeles County Superior Court, California and alleges that Aaron Brothers violated various California laws by erroneously treating its store managers, assistant store managers, and managers-in-training as "exempt" employees who are not entitled to overtime compensation. Based on these allegations, the Collins Complaint asserts that Aaron Brothers: (1) violated various California Labor Codes; (2) violated Section 17200 of the California Business and Professions Code; and (3) engaged in conversion. The Collins Complaint seeks back wages, interest, penalties, punitive damages, and attorneys' fees.

    On June 25, 2001, Collins filed an amended complaint which expanded the purported class to include all current Aaron Brothers' salaried store managers, assistant store managers, and managers-in-training based in California; added a new plaintiff as a class representative; and added two additional causes of action for injunctive and declaratory relief.

    On November 28, 2001, the court established January 31, 2002 as the deadline, by which time the plaintiff must either file a motion for class certification or file for preliminary approval of any settlement which may be agreed to by the parties. A trial date has not yet been scheduled.

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

Item 4. Submission of Matters to a Vote of Security Holders.

    Our 2001 Annual Meeting of Stockholders was held on October 5, 2001. The following items of business, as proposed in the Proxy Statement dated August 31, 2001, were presented to the stockholders. The number of votes or abstentions below have not been adjusted to reflect the stock split.

Election of Directors

    The two director nominees, information with respect to which was set forth in the Proxy Statement under the caption titled "Proposal No. 1: Election of Two Directors," were elected. The vote with respect to the election of these directors was as follows:

Name	Total Vote for Each Director	Total Vote Withheld From Each Director	Abstentions	Broker Non-Votes
Charles J. Wyly, Jr.	30,003,078	677,936	—	—
Richard E. Hanlon	29,003,283	1,677,731	—	—

    Richard C. Marcus, Elizabeth A. VanStory, and Sam Wyly will continue to serve as directors.

Amendment to the Restated Certificate of Incorporation

    The amendment to the Restated Certificate of Incorporation eliminating the division of our Board of Directors into three classes, as described in more detail in the Proxy Statement under the caption titled "Proposal No. 2: Adoption of an Amendment to the Restated Certificate of Incorporation," was adopted. The vote on such proposal was as follows:

For	28,336,180
Against	188,229
Abstentions	26,051

28,550,460

Stock Option Plan

    The Michaels Stores, Inc. 2001 General Stock Option Plan, as described in more detail in the Proxy Statement under the caption titled "Proposal No. 3: Approval of the Michaels Stores, Inc. 2001 General Stock Option Plan," was approved. The vote on such proposal was as follows:

For	20,380,169
Against	10,257,340
Abstentions	43,505

30,681,014

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:
	4.1	Restated Certificate of Incorporation of Michaels Stores, Inc. (filed herewith).
	4.2	Certificate of Amendment to Restated Certificate of Incorporation of Michaels Stores, Inc. (filed herewith).
	4.3	Certificate of Amendment to Restated Certificate of Incorporation of Michaels Stores, Inc., as amended (filed herewith).
4.4
Amended and Restated Bylaws of Michaels Stores, Inc. (previously filed as Exhibit 4.4 to Michaels Stores, Inc. Registration Statement on Form S-8, Commission File No. 33-71054, filed October 5, 2001, and incorporated herein by reference).
(b)	Reports on Form 8-K:
	1.	Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2001, reporting Items 5 and 7 and filing Michaels Stores, Inc. Press Release dated September 20, 2001.
	2.	Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2001, reporting Items 5 and 7 and filing Michaels Stores, Inc. Press Release dated October 31, 2001.

MICHAELS STORES, INC.
SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAELS STORES, INC.
By:	/s/ BRYAN M. DECORDOVA Bryan M. DeCordova Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: December 18, 2001

INDEX TO EXHIBITS

Exhibits
4.1	Restated Certificate of Incorporation of Michaels Stores, Inc. (filed herewith).
4.2	Certificate of Amendment to Restated Certificate of Incorporation of Michaels Stores, Inc. (filed herewith).
4.3	Certificate of Amendment to Restated Certificate of Incorporation of Michaels Stores, Inc., as amended (filed herewith).
4.4
Amended and Restated Bylaws of Michaels Stores, Inc. (previously filed as Exhibit 4.4 to Michaels Stores, Inc. Registration Statement on Form S-8, Commission File No. 33-71054, filed October 5, 2001, and incorporated herein by reference).