Form 10-K
period 2002-02-02
MICHAELS STORES INC
filed 2002-04-12
CIK 740670

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended February 2, 2002
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                              to

Commission file number 001-09338

MICHAELS STORES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1943604 (I.R.S. Employer Identification No.)

800 Bent Branch Drive
Irving, Texas 75063
P.O. Box 619566
DFW, Texas 75261-9566
(Address of principal executive offices, including zip code)

(972) 409-1300
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of Each Class
Common Stock, Par Value $.10 per Share

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        As of March 22, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,456,649,726 based on the closing price of the Registrant's Common Stock on such date, $38.00, as reported on the New York Stock Exchange.

        As of March 22, 2002, 66,060,899 shares of the Registrant's Common Stock were outstanding.

PART I

ITEM 1. Business.

        Unless otherwise noted, all amounts contained in this document are as of February 2, 2002.

General

        With over $2.5 billion in sales in fiscal 2001, Michaels Stores, Inc. (together with its subsidiaries, unless the context otherwise indicates) is the largest national specialty retailer providing materials, ideas, and education for creative activities. Michaels Stores, Inc. was incorporated in Delaware in 1983, and as of March 22, 2002, we operate 708 Michaels retail stores in 48 states, as well as in Canada, averaging 18,100 square feet of selling space. Our stores offer products for the do-it-yourself home decorator and art and craft supplies. We also operate 142 Aaron Brothers stores as of March 22, 2002, primarily on the West Coast, averaging 5,900 square feet of selling space, which offer photo frames, a full line of ready-made frames, custom framing services, and a wide selection of art supplies. In addition, we own and operate Star Wholesale, a single store wholesale operation located in Dallas, Texas, offering merchandise primarily to interior decorators/designers, wedding/event planners, florists, hotels, restaurants, and commercial display companies.

        Our mission is to help people express themselves creatively. Through our broad, in-stock product assortments, friendly and knowledgeable sales associates, educational in-store events, and project displays, we offer an interactive shopping experience that encourages creativity. We also offer classes and demonstrations that teach basic and advanced skills and provide a hands-on experience in a community environment. We design our stores to inspire shoppers to develop new décor and project ideas and to find the materials they need to successfully complete their projects.

Recent History

        During the early 1990s, we embarked on an aggressive national expansion program. By 1995, we had tripled our store base to over 500 stores through new store openings and acquisitions, accomplishing our goal of becoming the nation's largest specialty retailer in our industry. However, as a result of inadequate information systems and infrastructure to support our rapid growth, our financial results began to weaken. In 1996, we hired Michael Rouleau, our President and Chief Executive Officer, who focused on increasing the profitability of our existing stores by implementing a variety of operating initiatives. These initiatives included installing point-of-sale (POS) systems chain-wide to record item-level sales, implementing plan-o-grams, eliminating non-core merchandise, reducing costs through centralization of functions, and strengthening the quality and depth of our management team.

        Over the following few years, we focused on improving our operations by building the infrastructure that we were missing. We invested in technology, our supply chain, and our associates to implement best practices and process management. We also resumed an accelerated new store opening strategy by opening 50 Michaels and five Aaron Brothers stores in fiscal 1998, 69 Michaels and 17 Aaron Brothers stores in fiscal 1999, 72 Michaels and 25 Aaron Brothers stores in fiscal 2000, and 75 Michaels and 20 Aaron Brothers stores in fiscal 2001.

        As a result of our initiatives, we have achieved a 12.3% compounded annual store growth rate since fiscal 1997 while maintaining a 14.8% compounded annual sales growth rate. In addition, we have reported annual comparable store sales growth for the past five consecutive fiscal years.

Industry Overview—Competition

        We are the leading retailer providing materials, ideas, and education for creative activities in home décor, art, and craft projects. Based on our historical sales trends, we believe we are well positioned to benefit from favorable demographics, particularly a more affluent baby boomer population; continued

strength in investments in the home and purchases of new homes; an increasing focus on home-based, family activities; and the trend towards making, rather than buying, gifts. According to a recently published industry consumer participation survey, our typical customer is:

  •
  Female. Almost 90% of our customers are women and 63% are married.

  •
  Relatively young. Approximately 75% of our customers are under 55, with half of them between the ages of 35 and 54.

  •
  Better educated. Approximately 90% of our customers are high school graduates, with over half of them having attended college.

  •
  Affluent. Almost 75% of crafters have household incomes greater than $40,000 and almost half of them have household incomes over $60,000.

  •
  Loyal. Approximately 45% of crafters shop at least twice a month at an arts and crafts store and 17% shop once a week.

        We compete across many industries, including arts and crafts, home décor, party supplies, candles, photo frames, and custom framing. A research report published in 2000 estimated that the size of the market in which we compete totals more than $30 billion.

        The markets in which we compete are highly fragmented, containing thousands of stores nationwide operated primarily by small, independent retailers. We are the largest and only national retailer dedicated to serving the arts and crafts market, and we believe that there are only four other major arts and crafts retailers in the United States with annual sales in excess of $200 million. Moreover, we believe that our fiscal 2001 sales were more than twice as large as those of our largest direct competitor.

        Customers tend to choose where to shop based upon store location, selection, price, quality of merchandise, availability of product, and customer service. We compete with many different types of retailers and classify our competition within the following categories:

  •
  Multi-store chains. This category includes several multi-store chains operating more than 40 stores in a region and comprises: Hobby Lobby, which operates approximately 269 stores primarily in the Midwestern United States; A.C. Moore Arts & Crafts, Inc., which operates approximately 63 stores in the mid-Atlantic and Northeast regions; Jo-Ann etc. (operated by Jo-Ann Stores, Inc.), which operates approximately 70 stores across the country; and Garden Ridge Corporation, which operates approximately 41 stores across the country. All of these chains are significantly smaller than Michaels with respect to number of stores and total net sales. While more sophisticated than the small, local specialty retailer, we believe these chains have significantly less buying power, distribution, and advertising capabilities than we have.

  •
  Small, local specialty retailers. This category includes thousands of local "Mom & Pop" arts and crafts retailers. Typically, these are single store operations managed by the owner. The stores generally offer a limited selection and have limited resources for advertising, purchasing, and distribution. Many of these stores have established a loyal customer base within a given community and are competitive with us on customer service.

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

Business Strategy

        We intend to increase our revenues and profits by strengthening our position as the leading national retailer within the arts and crafts and home décor sector through the following strategies:

  •
  Increase Sales and Productivity of Michaels Stores. The Michaels stores that have been open for longer than 36 months currently average $3.7 million in sales per store. We believe we can increase average sales per store to $5.0 million. We intend to achieve this objective by increasing the dollar amount per transaction and by creating additional demand for our products.

  —
  Increasing dollar amount per sale. We believe if a customer consistently finds the desired product in stock, the customer may purchase additional merchandise while in the store. We intend to enhance each store's in-stock position of key merchandise via the improvement of our supply chain. Our distribution centers allow us to leverage our price negotiations with our suppliers by ordering significant quantities, while also providing us the ability to break large orders into smaller quantities to allow for a timely and economical response to stores' in-stock demands. Through our distribution initiatives in fiscal 2001 and 2002, we plan to add distribution capacity of 1.0 million square feet to our existing 1.8 million square feet, allowing us to increase the number of SKUs being replenished to the stores from our distribution centers by more than 50%. In fiscal 2001, we began the rollout of perpetual inventory and we expect to continue that effort in fiscal 2002, with a goal to complete the process in fiscal 2003.

  —
  Creating additional demand for our products. We are currently targeting increased demand for our products through traditional retail, advertising, and multimedia channels. We are implementing this strategy by:

  u
  holding in-store classes, demonstrations, and other educational events utilizing merchandise available in our stores;

  u
  promoting craft ideas and projects in our bimonthly Michaels Create! magazine. The magazine is carried by other major retailers, including Albertson's, Barnes & Noble, and Target;

  u
  promoting craft ideas on our www.michaels.com website; and

  u
  participating in industry-wide promotion campaigns.

  •
  Enhance Merchandise Margins. We intend to enhance merchandise margins through continued improvement within our supply chain. We plan to utilize our technology systems to improve margins on seasonal products through our implementation of allocation technologies that more efficiently allocate merchandise among stores and to maximize margins on promotional sales by determining more accurately the most profitable promotional price for each product. In addition, we continue to evaluate opportunities to further reduce our merchandise costs and ensure adequate supplies through vertical integration.

  •
  Grow Through New Michaels Store Openings. We believe the United States and Canadian markets can support up to 1,100 Michaels stores. We plan to open approximately 65 to 75 new Michaels stores per year, extending into the foreseeable future, funded primarily through operating earnings and seasonal borrowings. Since the beginning of fiscal 1998, we have opened or relocated 358 Michaels stores using our standard operating procedures, which contain more than 500 steps to ensure a smooth opening with a merchandise assortment and presentation consistent with our existing stores. We have developed and are refining our Michaels store prototype to constantly incorporate improved merchandising techniques and store layouts.

  •
  Expand Aaron Brothers Nationwide. We plan to open approximately 15 to 35 new Aaron Brothers stores per year, extending into the foreseeable future, also funded primarily through operating earnings and seasonal borrowings. We believe the United States and Canadian markets can support up to 600 Aaron Brothers stores.

  •
  Expand the Wholesale Business Concept. In May 2000, in connection with our strategy of developing a wholesale business concept, we acquired Star Wholesale in Dallas, Texas. The target customers for this concept are interior decorators/designers, wedding/event planners, florists, hotels, restaurants, and commercial display companies. Star Wholesale features approximately 50,000 square feet of selling space and offers approximately 18,000 SKUs. This is a test concept that we see as an additional area in which we can expand our customer base, leverage our experience and vendor base, and add growth to our business.

Merchandising and Marketing

Product Selection

        Our Michaels store merchandising strategy is to provide a broad selection of products in an appealing store environment that emphasizes superior customer service. Each Michaels store offers more than 40,000 SKUs in a number of product categories. The following table shows a breakdown of sales for Michaels stores by department as a percentage of total sales:

	Fiscal Year
	2001	2000	1999
General crafts	27%	27%	28%
Art supplies	19	17	17
Picture framing	18	18	18
Silk and dried floral	16	17	17
Seasonal	11	11	9
Hobby, party, and candles	9	10	11

	100%	100%	100%

        The merchandise offered within each major category is as follows:

  •
  products for the do-it-yourself home decorator, including wall décor, candles, containers, baskets and potpourri; custom framing services, ready-made frames, mat boards, glass, backing materials and related supplies, framed art, and photo albums; and silk flowers, dried flowers, and artificial plants sold separately or in ready-made and custom floral arrangements, all accessories needed for floral arranging and other floral items, such as wreaths;

  •
  art supplies, including memory book materials; surfaces and pads; adhesives and finishes; and pastels, watercolors, oil paints, acrylics, easels, brushes, paper, canvas, and stenciling materials; and

  •
  craft supplies, including beads, wood, doll making supplies, jewelry making supplies, rubber stamps, apparel crafts, books and magazines, and plaster; needlecraft items including stitchery supplies, hand-knitting yarns, needles, canvas, and related supplies for needlepoint, embroidery and cross stitching, knitting, crochet, rug making kits, and quilt and afghan kits; ribbon and wedding accessories; gifts; hobby items including plastic model kits and related supplies, kids' craft materials, plush toys, and paint-by-number kits; party needs including paper party goods, balloons, gift wrap, candy making supplies, and cake decorating supplies; and soap and candle making supplies.

        Our Michaels stores regularly feature seasonal merchandise that complements our core merchandising strategy. Seasonal merchandise is offered for several holiday periods, including Valentine's Day, Easter, Mother's Day, Halloween, Thanksgiving, and Christmas. For example, seasonal merchandise for the Christmas season includes home decorating items such as artificial trees, wreaths, candles, lights, and ornaments.

        During the Christmas selling season, a significant portion of floor and shelf space in a typical Michaels store is devoted to Christmas crafts, Christmas decorations, and gift making merchandise. Because of the project-oriented nature of these products, the Christmas selling season begins in August and extends through December. Accordingly, a fully developed seasonal merchandising program, including inventory, merchandise layout, and instructional ideas, is implemented in each Michaels store beginning in the second quarter of each year. This program requires additional inventory accumulation so that each store is fully stocked during the peak season to meet higher demand from increased customer traffic.

        We routinely identify merchandise that requires some price reduction to accelerate sales of the product. The need for this reduction is generally attributable to either seasonal product remaining at the end of the season or product that is being displaced from its assigned location in the store to make room for new merchandise. Additional product candidates for repricing are identified using the POS sales data. In each case, the appropriate repricing is determined at our corporate office and sent to the stores with instructions on how to promote sales of the repriced product.

        Our Aaron Brothers stores offer on average 7,600 SKUs, including photo frames, a full line of ready-made frames, and a wide selection of art supplies and custom framing services. Our merchandising strategy for our Aaron Brothers stores is to provide guaranteed everyday low-priced custom framing services and selection, with a 10-day delivery guarantee. In addition, we strive to provide a fashion forward framing merchandise selection in an appealing environment with superior customer service.

Customer Service

        We believe that customer service is an important component of our merchandising strategy. Many of the craft supplies sold in Michaels stores can be assembled into unique end products with an appropriate amount of guidance and direction. Accordingly, we have displays in every store in an effort to stimulate new project ideas and we supply free project sheets with detailed instructions on how to assemble the product. We also offer project sheets on our Internet site, www.michaels.com, and in our Michaels Create! magazine. In addition, many Michaels sales associates are craft enthusiasts who are able to help customers with ideas and instructions. We periodically offer inexpensive classes and demonstrations utilizing merchandise available in our stores as a means of promoting craft trends and expanding our customer base.

Advertising

        We focus on circular and newspaper advertising. We have found full-color circular advertising, primarily as an insert into newspapers, to be our most effective medium of advertising. The circulars advertise numerous products in order to emphasize the wide selection of products available at Michaels stores. We believe that our ability to advertise through circulars and newspapers throughout the year in each of our markets provides us with an advantage over our smaller competitors. In addition, our advertising reinforces and strengthens our brand name. In fiscal 2001 and fiscal 2000, we spent approximately $93.8 million and $82.5 million, respectively, on advertising, net of co-op advertising funds.

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

        Store design is developed centrally and implemented at the store level through the use of plan-o-grams, which provide store associates with detailed descriptions and illustrations with respect to store layout and merchandise presentation. Plan-o-grams are also used to cluster various products that can be combined to create individual projects.

        We strive to complement our innovative store design with superior customer service to provide an enjoyable shopping experience. We believe that prompt, knowledgeable, and enthusiastic service fosters customer loyalty and can differentiate us from our competition. Many of our sales associates are craft enthusiasts who are able to help customers with ideas and instructions.

        A Michaels store is typically managed by a store manager, one assistant manager, and three department managers. The field organization for Michaels is headed by an executive vice president and is divided into six geographic zones. Each zone has its own vice president, human resources manager, and nine to 11 district managers. There are a total of 57 districts. Typically, an Aaron Brothers store is managed by a store manager and one or two assistant managers. The field organization for Aaron Brothers is headed by a divisional vice president and is divided into 11 districts, each with a district manager. We believe this organizational structure enhances the communication among the individual stores and between the stores and corporate headquarters.

Purchasing

        We purchase merchandise from over 1,400 suppliers. We believe that our buying power and ability to make centralized purchases enable us to acquire products on favorable terms. Central merchandising management teams for Michaels and Aaron Brothers negotiate with vendors on behalf of all their stores in order to obtain the lowest net merchandise costs and improve control over product mix and inventory. In fiscal 2001, our top 10 vendors accounted for approximately 22% of total purchases with no single vendor accounting for more than 4.5% of total purchases.

        In addition to purchasing from outside suppliers, our Michaels and Aaron Brothers stores purchase ready-made frames from our manufacturing division. This division, which manufactures and sells custom framing materials and services to our stores, consists of a manufacturing facility and three regional processing centers to support our retail stores.

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

        Michaels' in-store merchandise assortments are selected by our centralized buying staff. More than 85% of our SKUs are carried year round and are considered basic items. These items are reordered by the stores on a weekly basis via a radio frequency handheld ordering device, or RF gun, and an in-store back-office computer. The in-store computer then generates an order to be faxed to a vendor for SKUs not carried in our distribution centers or transmits a replenishment order to the corporate office for items carried in our distribution centers.

        Late in fiscal 1998, we enhanced the RF gun software to provide the store order specialists with store specific sales history for any item. Early in fiscal 1999, store order specialists were given revised ordering procedures that encompassed the new expanded capability of the RF gun. Consequently, the specialists reordering merchandise now have both the on-hand quantity and the sales history data at the time they determine order quantities. In fiscal 2000, additional functionality was added to the RF gun to provide a recommended order quantity for selected items. In fiscal 2001, we implemented store ordering procedures using a recommended order quantity that is calculated for the stores by the RF gun, based on each store's prior year selling patterns for a specific item. We also updated our ordering system to reflect store-specific order levels on advertised merchandise to ensure orders are placed at the correct levels in advance of advertising events.

        In conjunction with our perpetual inventory system roll out, we are in the process of implementing an automated replenishment system for our stores to improve store in-stock position and enhance store labor efficiency. In addition, we will be able to better forecast merchandise ordering quantities for our vendors. Together with the perpetual inventory system, we will have the ability to identify, order, and replenish the stores without the use of store order specialists.

Distribution

        We currently operate a distribution system that supplies our Michaels stores with merchandise, including substantially all seasonal and promotional items. Our current distribution centers are located in California, Florida, Kentucky, and Texas. In fiscal 2001, we initiated an expansion of our California distribution center and began building a new distribution facility in Hazelton, Pennsylvania. These projects, to be completed in the first half of fiscal 2002, will add approximately 1.0 million square feet to our current 1.8 million square feet of capacity. Michaels stores generally receive deliveries from the distribution centers each week through an internal distribution network using contract carriers. Aaron Brothers stores receive merchandise on a weekly or biweekly basis from their dedicated distribution center located in the Los Angeles, California area. Star Wholesale receives its merchandise from direct vendor shipments.

        In January 2002, we selected a new transportation management system to manage our transportation processes between our vendors, distribution centers, and stores. Once implemented, we expect to gain efficiency and visibility of merchandise shipments within our supply chain. We anticipate completing this implementation in fiscal 2003.

        We believe that our distribution system, with its planned expansion and new transportation management system, will allow us to maintain sufficient inventory in each store to meet our customers' demands while improving control over our overall investment in inventory. We currently have approximately 17,000 SKUs in our distribution centers. We intend to have approximately 28,000 SKUs that we will replenish through our distribution system after our distribution system expansion is completed. We believe our distribution system provides us with an advantage over our competitors, and we intend to increase the amount of goods processed through our distribution system to reduce our supply chain costs and more effectively manage our investment in inventories.

        Approximately 57% of Michaels stores' merchandise is shipped through the Michaels distribution system, with the remainder being shipped directly from vendors. Approximately 65% of Aaron Brothers stores' merchandise is shipped through the Aaron Brothers distribution center, with the remainder being shipped directly from vendors.

Inventory Management

        Our primary objectives for inventory management are maximizing the efficiency of the flow of product to the stores, improving store in-stock position, enhancing store labor efficiency, and optimizing overall investment in inventory. We manage our inventory in several ways, including: weekly tracking of inventory position; the use of plan-o-grams to control the merchandise assortment; the use of store level RF guns to order merchandise based on store specific rate of sale for each SKU; and the review of item-level sales information in order to track the sell-through of seasonal and promotional items and to plan our assortments. The data that we obtain from our POS system is an integral component in the inventory management process. In addition, inventories are verified through periodic physical counts conducted throughout the year on a rotating systematic schedule. We anticipate that the additional information on SKU-level inventories at each store, as provided by a perpetual inventory system, will dramatically improve our store in-stock position. We began the rollout of the perpetual inventory system for unit tracking and store replenishment for select SKUs in the Michaels stores in fiscal 2001, with plans to expand the number of SKUs in fiscal 2002 and beyond.

        Prior to the peak holiday season in fiscal 2001, we implemented a new seasonal allocation system to better manage the distribution of seasonal merchandise to our stores. Utilizing this new allocation system, we were able to allocate seasonal merchandise to our stores based on prior year sales and current store sales trends. For a discussion of the seasonal nature of our business, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Seasonality."

Store Expansion and Relocation

        Having achieved our objective of becoming the largest and only national retailer of arts, crafts, and decorative items, we recognized in 1995 that we had the critical mass to achieve improved operating efficiencies that could result in higher returns on capital by focusing on key initiatives, such as strengthening our information systems and infrastructure to support future store growth. In fiscal 1995, we announced a shift in focus from store growth to higher returns on capital and as a result, moderated our internal growth rate in number of stores. In fiscal 1998, having successfully completed these initiatives, we returned to an accelerated new store opening program and have maintained that growth through fiscal 2001. The following table shows our store growth:

	Fiscal Year
	2001	2000	1999	1998	1997
Michaels stores:
Retail stores open at end of year	695	628	559	496	452
Retail stores opened during the year	75	72	69	50	9
Retail stores closed during the year	8	3	6	6	10
Retail stores relocated during the year	17	17	26	14	14
Aaron Brothers stores:
Stores open at end of year	139	119	95	78	74
Stores opened during the year	20	25	17	5	3
Stores closed during the year	—	1	—	1	1
Stores relocated during the year	5	3	6	5	1
Star Wholesale store:
Wholesale store open at end of year	1	1	—	—	—
Wholesale store acquired during the year	—	1	—	—	—

        In keeping with our plans to continue to seek store growth while realizing higher returns on capital, in fiscal 2002, we plan to open approximately 65 Michaels and approximately 15 Aaron Brothers stores. We plan to open approximately 65 to 75 new Michaels stores per year in subsequent fiscal years, extending into the foreseeable future. In addition, we plan to expand the Aaron Brothers concept nationwide and open 15 to 35 new Aaron Brothers stores per year in subsequent fiscal years, extending into the foreseeable future.

        Our expansion strategy is to give priority to adding stores in existing markets in order to enhance economies of scale associated with advertising, distribution, field supervision, and other regional expenses. We believe that few of our existing markets are saturated. The anticipated opening of Michaels and Aaron Brothers stores in fiscal 2002 and the rate at which stores are opened thereafter will depend upon a number of factors, including the success of existing Michaels and Aaron Brothers stores, the availability and the cost of capital for expansion, the availability of suitable store sites, and the ability to hire and train qualified managers.

        We have developed a standardized procedure that allows for the efficient opening of new stores and their integration into our information and distribution systems. We develop the floor plan and inventory layout and organize the advertising and promotions in connection with the opening of each new store. In addition, we maintain qualified store opening teams to provide new store personnel with in-store training.

        Costs for opening stores at particular locations depend upon the type of building and general cost levels in the area. In fiscal 2001, the average net cost of opening a new Michaels store included approximately $0.6 million of leasehold improvements, furniture, fixtures and equipment, and pre-opening costs, and an estimated initial inventory investment, net of accounts payable, of approximately $0.5 million. The total cost of opening a new store depends on the store size, operating format, and the time of year in which the store is opened. The initial inventory investment in new Michaels stores is offset, in part, by vendor terms and allowances.

        In addition to new store openings, we continue to pursue a store relocation program to improve the quality and performance of our existing store base. We relocated 17 Michaels stores in each of fiscal 2000 and 2001, and three and five Aaron Brothers stores in fiscal 2000 and 2001, respectively. We plan to relocate up to 20 Michaels stores and one Aaron Brothers store during fiscal 2002.

        During fiscal 2000 and 2001, we closed three and eight Michaels stores, respectively, and in fiscal 2000, we closed one Aaron Brothers store. We plan to close approximately two Michaels and up to three Aaron Brothers stores in fiscal 2002.

Investment in Information Technology

        We are committed to utilizing technology to increase operating efficiencies and to improve our ability to satisfy the needs of our customers. With the installation of the POS system, came the ability to better understand the demands of the customer, emerging merchandise trends, and inventory replenishment requirements. During fiscal 1998, we completed installation of a networked computer system in every store to handle data communications, price management, enhanced radio frequency terminal applications for inventory management, faster credit card authorizations, and gift card processing. In addition, a standardized warehouse management system utilizing radio frequency terminals with bar code scanning technology was installed in all distribution centers. In connection with our supply chain initiatives, in fiscal 2001, we implemented a new seasonal allocation system to better manage the allocation of seasonal merchandise to our stores based on prior year sales and current store sales trends. In addition, in fiscal 2001, we began the implementation of a new transportation management system to manage our transportation processes between our vendors, distribution centers, and our stores. Once implemented, we expect to gain efficiency and visibility of merchandise shipments within our supply chain. We also began the installation of an automated replenishment system in fiscal 2001. In connection with our perpetual inventory system, we expect to improve our stores' in-stock positions, enhance store labor efficiency, improve forecasting of merchandise ordering quantities for our vendors, and identify, order, and replenish the stores without the use of store order specialists. We believe the implementation of these advanced merchandise and distribution information systems will greatly enhance our inventory management capabilities.

        In addition to the information technology enhancements discussed above, we completed the installation of a new integrated financial management package in fiscal 1999 to provide an efficient platform for future growth and utilize financial best practices and controls. In fiscal 2002, we will begin the installation of a new human resource management system. We believe that information is a competitive tool, and we intend to be the craft industry leader in the effective and efficient utilization of this resource.

Foreign Sales

        Our current international business is concentrated in Canada. Sales outside the United States accounted for approximately 4% of total sales in fiscal 2001, 3% in fiscal 2000, and 3% in fiscal 1999. During the last three years, less than 5% of our assets have been located outside of the United States.

Service Marks

        The names "Michaels" and "Aaron Brothers" and the Michaels logo are each federally registered service marks.

Employees

        As of March 22, 2002, we employed approximately 37,700 associates, approximately 25,400 of whom were employed on a part-time basis. The number of part-time associates is substantially increased during the Christmas selling season. Of our full-time associates, approximately 2,400 are engaged in various executive, operating, training, distribution, and administrative functions in our corporate and division offices and distribution centers, and the remainder are engaged in store operations. None of our associates are members of labor unions.

Executive Officers of the Registrant

Name	Age	Position
Charles J. Wyly, Jr.	68	Chairman of the Board of Directors
Sam Wyly	67	Vice Chairman of the Board of Directors
R. Michael Rouleau	63	President and Chief Executive Officer
Bryan M. DeCordova	45	Executive Vice President—Chief Financial Officer
Edward F. Sadler	57	Executive Vice President—Store Operations
Robert M. Spencer	61	Executive Vice President—General Merchandise Manager
Douglas B. Sullivan	51	Executive Vice President—Development
James F. Tucker	57	Executive Vice President—Chief Information Officer
Thomas C. DeCaro	47	Senior Vice President—Merchandise Planning and Control
Sue Elliott	51	Senior Vice President—Human Resources
Stephen R. Gartner	51	Senior Vice President—Supply Chain Management
Duane E. Hiemenz	48	Senior Vice President—New Business Development
Amy J. Parker	44	Senior Vice President—Marketing
Jeffrey L. Wellen	41	Head of Strategic Planning and Initiatives

        Mr. Charles J. Wyly, Jr. became a director in 1984. He served as Vice Chairman of the Board from 1985 until 2001 when he became Chairman of the Board. He co-founded Sterling Software, Inc., a worldwide supplier of software products, in 1981 and, until its acquisition in 2000 by another company, had served as a director and since 1984 as Vice Chairman of the Board. Mr. Wyly served as a director of Sterling Commerce, Inc., a worldwide provider of electronic commerce software and services, from December 1995 until its acquisition in 2000 by another company. Mr. Wyly was a director of Scottish Annuity & Life Holdings, Ltd., a variable life insurance and reinsurance company, from October 1998 until November 2000. Mr. Wyly served from 1964 to 1975 as an officer and director, including serving as President from 1969 to 1973, of University Computing Company. Mr. Wyly and his brother, Sam Wyly, founded Earth Resources Company, an oil refining and silver mining company, and Charles J. Wyly, Jr. served as Chairman of the Board of that company from 1968 to 1980. He was also a founding partner of Maverick Capital, Ltd., a manager of equity hedge funds.

        Mr. Sam Wyly served as Chairman of the Board from 1984 until 2001 when he became Vice Chairman of the Board. Mr. Wyly is an entrepreneur who has created and managed several public and private companies. He founded University Computing Company, which became one of the first computer utility networks and one of the first software products companies. He was a founder and, until its acquisition in 2000 by another company, was Chairman and a director of Sterling Software, Inc.. He also was Chairman of the Executive Committee and a director of Sterling Commerce, Inc., until its acquisition in 2000 by another company, and was Chairman and a director of Scottish Annuity & Life Holdings, Ltd. from October 1998 until June 2000. He was a founding partner of Maverick Capital, Ltd..

        Mr. Rouleau has served as Chief Executive Officer since April 1996, and has also served as President from April 1997 to June 1999 and again since March 2001. Prior to joining us, Mr. Rouleau had served as Executive Vice President of Store Operations for Lowe's Companies, Inc. from May 1992 until April 1996 and in addition as President of Lowe's Contractor Yard Division from February 1995 until April 1996. Prior to joining Lowe's, Mr. Rouleau was a co-founder and President and Chief Executive Officer of Office Warehouse, which subsequently merged into Office Max. Mr. Rouleau also served with the Target Stores division of Dayton Hudson Corporation for 20 years.

        Mr. DeCordova became Executive Vice President—Chief Financial Officer in March 1997. From 1990 until joining us, he served as Vice President of Finance and Chief Financial Officer, and from May 1991 also as Treasurer, for Duckwall-ALCO Stores, Inc.

        Mr. Sadler became Executive Vice President—Store Operations in October 1999. From June 1995 until joining us, he was Regional Vice President and subsequently Senior Vice President—Stores of Caldor. Prior to Caldor, Mr. Sadler served with Target for 19 years, most recently as Vice President—Store Operations.

        Mr. Spencer became Executive Vice President—General Merchandise Manager in January 2001. From January 1998 until January 2001, he served as Vice President—Northeast Zone. Prior to joining us, Mr. Spencer held senior management positions at A.C. Moore Arts & Crafts, Inc., where he was Executive Vice President and Chief Operating Officer from March 1996 until December 1997, and prior to that Mr. Spencer held positions at McCrory Stores, Target Stores, and W.T. Grant.

        Mr. Sullivan became Executive Vice President—Development in April 1997. He joined Michaels in 1987 and has served in a variety of capacities, overseeing our store operations, distribution, store opening, real estate, legal, and personnel functions, including serving as President from August 1995 to April 1997. Prior to joining us, Mr. Sullivan had served with Family Dollar Stores, Inc. for 11 years, most recently as Vice President—Real Estate.

        Mr. Tucker became Executive Vice President—Chief Information Officer in June 1997. From 1994 until joining us, Mr. Tucker held the positions of Vice President of MIS and subsequently Senior Vice

President and Chief Information Officer for Shopko Stores, Inc. Prior to 1994, Mr. Tucker held the position of Vice President—Management Information Services for Trans World Music Corp.

        Mr. DeCaro became Senior Vice President—Merchandise Planning and Control in August 2000. From 1998 until joining us, he was Vice President—Merchandise for Disneyland Resort. Prior to this, he held the position of Senior Vice President—Merchandise Planning and Allocation for Kohl's Department Stores from February 1996 to April 1998. In addition, Mr. DeCaro has held various positions in Merchandise Planning and Allocation and Finance for The Disney Store, The Limited Stores, May Department Stores, and Sanger Harris Department Stores.

        Ms. Elliott became Senior Vice President—Human Resources in October 2000. From May 1998 until joining us, she was Senior Vice President—Human Resources for Luby's, Inc. Prior to this, she held the positions of Vice President—Human Resources and subsequently Senior Vice President—Italianni's Brand for Carlson Restaurants Worldwide from January 1993 to May 1998. In addition, Ms. Elliott has held various human resources and operations positions at PepsiCo (KFC Restaurants).

        Mr. Gartner joined us as Senior Vice President—Supply Chain Management in May 2001. From 1998 until joining us, Mr. Gartner held the position of Executive Vice President—Supply Chain Management for DSC Logistics. Prior to DSC Logistics, Mr. Gartner served with The Pilsbury Company for 20 years, most recently as Vice President—Distribution Operations.

        Mr. Hiemenz became Senior Vice President—New Business Development in October 1999, after joining us as a Zone Vice President in July 1996 and serving as Executive Vice President—Store Operations from August 1996 to October 1999. Prior to joining Michaels, Mr. Hiemenz had served with Lowe's Companies, Inc. for nine years, most recently as a Regional Vice President.

        Ms. Parker became Senior Vice President—Marketing in March 2002. From 1999 until joining us, she was Executive Vice President—Sales and Marketing for AHOLD USA, Inc. Prior to this, Ms. Parker held the position of Vice President—Marketing with Smart & Final, Inc. for five years.

        Mr. Wellen joined us as Head of Strategic Planning & Initiatives in September 2000. From June 1997 until joining us, Mr. Wellen held a variety of positions for Computer Sciences Corporation (CSC), most recently as a principal in the Consumer Products & Retail practice where he assisted clients, including Michaels, with strategic, supply chain, and business process initiatives. From September 1994 until joining CSC, he held a variety of positions with Electronic Data Systems (EDS).

ITEM 2. Properties.

        We lease substantially all of the sites for our Michaels and Aaron Brothers stores, with lease terms generally ranging from five to 10 years. The base rental rates for Michaels stores generally range from $100,000 to $360,000 per year. Rental expense for our Michaels stores open for the full 12-month period of fiscal 2001 averaged $216,000, and rental expense for our Aaron Brothers stores open for the full 12-month period of fiscal 2001 averaged $125,000. The leases are generally renewable, with increases in lease rental rates. Lessors have made leasehold improvements to prepare our stores for opening under a majority of our existing leases. As of February 2, 2002, we had signed 47 leases for Michaels stores and 12 leases for Aaron Brothers stores that we plan to open in fiscal 2002.

        In addition to our stores, we also lease and occupy the following:

Location	Square Footage	Use
City of Commerce, California	150,000	Aaron Brothers distribution center, custom framing regional processing center, and other office space
Coppell, Texas	144,000	Custom framing regional processing center, fulfillment operations center, and other office space
Coppell, Texas	67,000	Corporate satellite office
Grand Prairie, Texas	35,000	Processing center
Hazleton, Pennsylvania	692,000	Distribution center
Irving, Texas	162,000	Corporate headquarters
Jacksonville, Florida	506,000	Distribution center
Kernersville, North Carolina	66,000	Manufacturing plant and custom framing regional processing center
Lancaster, California	763,000	Distribution center
Lexington, Kentucky	421,000	Distribution center
Tarrant County, Texas	423,000	Distribution center

        The following table indicates the number of our retail stores and wholesale operation located in each state or province as of March 22, 2002:

State/Province	Number of Stores	State/Province	Number of Stores
Alabama	11	Missouri	13
Alaska	2	Montana	3
Alberta	9	Nebraska	2
Arizona(1)	30	Nevada(1)	12
Arkansas	3	New Hampshire	5
British Columbia	8	New Jersey	13
California(1)	193	New Mexico	3
Colorado(1)	18	New York	25
Connecticut	8	North Carolina	21
Delaware	2	North Dakota	2
Florida	41	Ohio	30
Georgia	26	Oklahoma	7
Idaho(1)	5	Ontario	16
Illinois	31	Oregon(1)	15
Indiana	14	Pennsylvania	24
Iowa	5	Rhode Island	2
Kansas	5	South Carolina	8
Kentucky	5	South Dakota	1
Louisiana	11	Tennessee	9
Maine	2	Texas(1)(2)	67
Manitoba	2	Utah	7
Maryland	17	Vermont	1
Massachusetts	13	Virginia	24
Michigan	26	Washington(1)	24
Minnesota	14	West Virginia	4
Mississippi	3	Wisconsin	9

		Total	851

(1)
Of the store counts indicated in Arizona, California, Colorado, Idaho, Nevada, Oregon, Texas, and Washington, Aaron Brothers accounts for 10, 96, 5, 1, 5, 4, 14, and 7 stores, respectively.

(2)
The store count for Texas includes one Star Wholesale store.

ITEM 3. Legal Proceedings.

Raniwala Proceeding

        On May 2, 2000, Taiyeb Raniwala, a former assistant manager of a Michaels store, filed a purported class action complaint against us, on behalf of Michaels stores' former and current assistant store managers. The Raniwala Complaint was filed in the Alameda County Superior Court, California and alleged that we violated various California laws by erroneously treating Michaels stores' assistant store managers as "exempt" employees who were not entitled to overtime compensation. Based on these allegations, the Raniwala Complaint asserted that we: (1) violated various California Wage Orders; (2) violated Section 17200 of the California Business and Professions Code; and (3) engaged in conversion. The Raniwala Complaint sought back wages, interest, penalties, and attorneys' fees.

        On June 6, 2001, we negotiated a tentative settlement of the purported class action with Raniwala. As a result, we recorded a litigation settlement charge of $3.2 million in the first quarter of fiscal 2001, covering all claims, attorneys' fees, and estimated payroll taxes. The settlement, in exchange for a full release of claims, received final approval from the Alameda County Superior Court on November 20, 2001, and, as a result, the case against us was dismissed effective November 20, 2001. The distribution of the settlement proceeds was made on January 19, 2002.

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

        On March 15, 2002, Aaron Brothers negotiated a definitive settlement of the purported class action with Collins, subject to final court approval. The Court granted preliminary approval of the settlement on March 29, 2002. As a result, Aaron Brothers recorded a litigation settlement charge of $5.0 million in the fourth quarter of fiscal 2001, covering all claims, attorneys' fees, and estimated payroll taxes.

General

        We are a defendant from time to time in lawsuits incidental to our business. Based on currently available information, we believe that resolution of all known contingencies, including the Collins proceeding described above, is uncertain, and there can be no assurance that future costs of such litigation would not be material to our financial position or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders.

        We did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

        Our Common Stock is listed on the New York Stock Exchange under the ticker symbol "MIK."

        All references to the number of shares of Common Stock (except for shares authorized), per share prices, and earnings per share amounts in the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K have been adjusted to retroactively reflect a two-for-one stock split effected in the form of a stock dividend to stockholders of record as of the close of business on November 12, 2001.

        The following table sets forth the high and low sale prices of our Common Stock for each quarterly period within the two most recent fiscal years.

	High	Low
Fiscal 2001
First quarter	$20.59	$13.11
Second quarter	22.35	16.13
Third quarter	26.87	16.85
Fourth quarter	35.10	25.45
Fiscal 2000
First quarter	$22.38	$12.44
Second quarter	24.56	18.88
Third quarter	24.81	9.00
Fourth quarter	20.31	11.31

Holders

        As of March 22, 2002, there were 617 holders of record of our Common Stock.

Dividends

        Our present plan is to retain earnings for the foreseeable future for use in our business and the financing of our growth. We did not pay any dividends on our Common Stock during fiscal 2000 or fiscal 2001. Our bank credit facility agreement and the indenture governing our 9 1/4% Senior Notes due 2009 permit dividends to be paid, but there are restrictions as to the amounts which could be paid based on a formulation set forth in each agreement.

2002 Annual Meeting

        Our annual stockholders meeting is scheduled for June 20, 2002.

ITEM 6. Selected Financial Data.

        The following financial information for the five most recent fiscal years has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere herein. Earnings per share information in the following table has been adjusted for the effect of the recent stock split.

	Fiscal Year(1)
	2001	2000	1999	1998	1997
	(In thousands except per share and store data)
Results of Operations Data:
Net sales	$2,530,727	$2,249,440	$1,882,522	$1,573,965	$1,456,524
Operating income	179,716	148,417	122,672	89,112	68,942
Net income	89,030	78,589	62,301	43,601	30,077
Diluted earnings per common share	1.33	1.15	1.00	0.71	0.52
Balance Sheet Data:
Cash and equivalents	$193,025	$28,191	$77,398	$96,124	$162,283
Merchandise inventories	714,309	663,700	615,065	501,239	385,580
Total current assets	950,063	729,816	722,987	621,928	573,183
Total assets	1,414,633	1,158,436	1,096,703	962,650	908,494
Working capital	598,856	440,808	452,011	391,227	358,691
Long-term debt(2)	200,000	125,145	224,635	230,896	234,889
Total liabilities	590,069	453,790	529,905	481,671	466,583
Stockholders' equity	824,564	704,646	566,798	480,979	441,911
Other Financial Data:
Cash flow from operating activities	$177,257	$146,758	$60,770	$6,038	$77,907
Cash flow from investing activities	(101,644)	(120,084)	(90,759)	(59,567)	(38,988)
Cash flow from financing activities	89,221	(75,881)	11,263	(12,630)	64,295
Other Operating Data:
Adjusted operating income(3)	$188,885	$148,417	$124,172	$89,112	$68,942
Adjusted net income(4)	100,667	80,441	63,216	43,601	30,077
Adjusted diluted earnings per common share(4)	1.50	1.17	1.02	0.71	0.52
EBITDA(5)	250,236	218,042	184,251	143,255	117,589
Adjusted EBITDA(6)	259,405	218,042	185,751	143,255	117,589
Average net sales per Michaels store(7)	3,668	3,558	3,341	3,143	3,181
Comparable store sales increase(8)	5%	5%	7%	1%	6%
Total selling square footage	13,405	12,063	10,411	8,981	8,082
Stores Open at End of Year:
Michaels	695	628	559	496	452
Aaron Brothers	139	119	95	78	74
Star Wholesale	1	1	—	—	—

Total stores open at end of year	835	748	654	574	526

(Notes on following page.)

(Notes from table on preceding page.)

(1)
Fiscal 2000 was a 53-week fiscal year. All other fiscal years included in the above table were 52-week fiscal years.

(2)
Long-term debt includes the long-term portion of capital lease obligations, our Convertible Subordinated Notes which we redeemed in June 2000, our 10 7/8% Senior Notes due 2006 which we redeemed in August 2001, and our 9 1/4% Senior Notes due 2009.

(3)
Adjusted operating income for fiscal 2001 excludes non-recurring charges of $8.2 million for litigation settlements and $1.0 million related to senior executive severance. Adjusted operating income for fiscal 1999 excludes a $1.5 million charge for the settlement of litigation.

(4)
Adjusted net income and diluted earnings per common share in fiscal 2001 exclude after-tax charges of $4.8 million ($8.2 million pretax) for litigation settlements, $590,000 ($1.0 million pretax) for senior executive severance, and $910,000 ($1.5 million pretax) of incremental interest expense incurred while the Senior Notes due 2009 and the Senior Notes due 2006 were both outstanding for a 30-day period during fiscal 2001, and excludes an extraordinary loss for the early extinguishment of debt, net of income tax, in the amount of $5.3 million. Adjusted net income and diluted earnings per share for fiscal 2000 exclude the cumulative effect of a change in accounting principle, net of income tax, in the amount of $1.9 million. Adjusted net income and diluted earnings per common share for fiscal 1999 exclude after-tax litigation settlement charges of $915,000 ($1.5 million pretax).

(5)
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

(6)
Adjusted EBITDA is calculated as income before income taxes, extraordinary loss, and cumulative effect of accounting change plus interest, depreciation, amortization, and unusual, non-recurring charges. Adjusted EBITDA for fiscal 2001 excludes the effect of $8.2 million in pretax charges for litigation settlements and a $1.0 million pretax charge for senior executive severance. Adjusted EBITDA for fiscal 1999 excludes the effect of a $1.5 million pretax charge for the settlement of litigation.

(7)
The calculation of average net sales per Michaels store only includes sales for stores open longer than 36 months.

(8)
Comparable store sales increase represents the increase in net sales for stores open the same number of months in the indicated and comparable period of the previous year, including stores that were relocated or expanded during either period, adjusted for unusual circumstances year over year such as inclement weather, natural disasters, and other adjustments. A store is deemed to become comparable in its 14th full month of operation. The calculation of comparable store sales increases excludes the effect of deferring the recognition of custom frame sales for orders that have not been picked up by the customer at the end of the period.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following discussion, as well as other portions of this Annual Report on Form 10-K, contains forward-looking statements that reflect our plans, estimates, and beliefs. Words such as "anticipates," "plans," "estimates," "expects," "believes," and similar expressions often identify forward-looking statements. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, and particularly in "Risk Factors."

        Unless otherwise noted, discussions relating to our Common Stock reflect the effects of the two-for-one Common Stock split effected in the form of a stock dividend to stockholders of record as of the close of business on November 12, 2001.

General

        Our fiscal year includes 52 or 53 weeks and ends on the Saturday closest to January 31. References to fiscal year mean the year in which that fiscal year began. Our fiscal year 2001 ended on February 2, 2002 and fiscal year 1999 ended on January 29, 2000 and each contained 52 weeks. Our fiscal year 2000 ended on February 3, 2001 and contained 53 weeks. All references herein to fiscal 2002 relate to the 52 weeks ending February 1, 2003.

Results of Operations

        The following table sets forth the percentage relationship to net sales of each line item of our consolidated statements of income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

	Fiscal Year
	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	65.6	66.4	66.1

Gross margin	34.4	33.6	33.9
Selling, general, and administrative expense	26.5	26.5	26.7
Store pre-opening costs	0.4	0.5	0.6
Litigation settlements	0.4	—	0.1

Operating income	7.1	6.6	6.5
Interest expense	0.8	0.8	1.2
Other (income) and expense, net	(0.0)	(0.2)	(0.1)

Income before income taxes, extraordinary loss, and cumulative effect of accounting change	6.3	6.0	5.4
Provision for income taxes	2.6	2.4	2.1

Income before extraordinary loss and cumulative effect of accounting change	3.7	3.6	3.3
Extraordinary loss for early extinguishment of debt, net of income tax	0.2	—	—
Cumulative effect of accounting change for revenue recognition, net of income tax	—	0.1	—

Net income	3.5%	3.5%	3.3%

Fiscal 2001 Compared to Fiscal 2000

        Net sales in fiscal 2001 increased $281.3 million, or 12.5%, over fiscal 2000. Fiscal 2000 net sales includes a 53rd week totaling $31.9 million. Excluding the 53rd week of net sales in fiscal 2000, net sales in fiscal 2001 increased $313.2 million, or 14.1%, from fiscal 2000. The results for fiscal 2001 included sales from 75 Michaels and 20 Aaron Brothers stores that were opened during the year, more than offsetting lost sales from eight Michaels store closures. Sales at the new stores, net of closures, accounted for $216.2 million of the increase in net sales. Comparable store sales, on a 52-week basis, increased 5% in fiscal 2001 compared to fiscal 2000, which contributed $103.1 million to the net sales increase. The improvement in comparable store sales was due to a strong performance in our core categories of seasonal products as well as general crafts, framing, art, and décor accents.

        Cost of sales and occupancy expense, as a percentage of net sales, for fiscal 2001 was 65.6%, a decrease of 0.8% compared to fiscal 2000. This decrease was primarily attributable to lower fiscal 2001 seasonal inventory markdowns related to holiday clearance merchandise, partially offset by higher occupancy costs associated with new and relocated stores and higher utility costs. In addition, we recorded a charge of $14.8 million, or 0.6% as a percentage of net sales, in the fourth quarter of fiscal 2001 to reduce the valuation of certain merchandise that did not conform to each store's specific plan-o-gram SKU program, which is expected to be liquidated at markdown prices in fiscal 2002.

        Selling, general, and administrative expense remained relatively constant as a percentage of net sales in fiscal 2001 compared with fiscal 2000. Fiscal 2001 selling, general, and administrative expense includes one-time costs of $1.0 million related to senior executive severance.

        Store pre-opening costs, as a percentage of net sales, decreased by 0.1% in fiscal 2001 compared to fiscal 2000, as we opened or relocated 92 Michaels and 25 Aaron Brothers stores in fiscal 2001 compared to 89 Michaels and 28 Aaron Brothers stores in the prior fiscal year.

        On June 6, 2001, we negotiated a tentative settlement of the purported class action with one of our former assistant managers, Taiyeb Raniwala. As a result, we recorded a litigation settlement charge of $3.2 million in fiscal 2001, covering all claims, attorneys' fees, and estimated payroll taxes. The settlement, in exchange for a full release of claims, received final approval from the court on November 20, 2001.

        On March 15, 2002, Aaron Brothers negotiated a definitive settlement of the purported class action with Suzanne Collins, a former Aaron Brothers assistant manager, subject to final court approval. As a result, Aaron Brothers recorded a litigation settlement charge of $5.0 million in the fourth quarter of fiscal 2001, covering all claims, attorneys' fees, and estimated payroll taxes.

        Operating income increased by 0.5%, as a percentage of net sales, to $179.7 million in fiscal 2001 compared to $148.4 million in fiscal 2000. Operating income for fiscal 2001 was negatively impacted by one-time severance costs of $1.0 million and litigation settlement charges totaling $8.2 million. Excluding the effects of the one-time severance charge and the litigation settlement charges, operating income increased 27.3% from $148.4 million, or 6.6% of net sales, in fiscal 2000 to $188.9 million, or 7.5% of net sales, in fiscal 2001.

        Interest expense, net of interest income, in fiscal 2001 was $19.5 million, or 0.8% of net sales, compared to $14.2 million, or 0.6% of net sales, in fiscal 2000. Fiscal 2001 expense includes non-recurring incremental interest expense of $1.5 million incurred while the Senior Notes due 2009 and the Senior Notes due 2006 were both outstanding for a 30-day period during fiscal 2001. Excluding the non-recurring incremental interest, fiscal 2001 net interest expense was $17.9 million, or 0.7% of net sales. In addition, interest expense increased due to the increased principal amount of the Senior Notes due 2009 compared to the Senior Notes due 2006, interest on higher outstanding borrowings against the Credit Agreement, and lower average cash balances during fiscal 2001. These increases in net interest expense were partially offset by interest savings of $2.5 million related to the conversion and redemption of the Convertible Subordinated Notes in June 2000.

        On August 6, 2001, we redeemed our Senior Notes due 2006 in aggregate principal amount of $125 million. As a result, we recorded an extraordinary loss from the early extinguishment of debt in the amount of $5.3 million, net of income tax of $3.7 million, in the third quarter of fiscal 2001.

        We changed our accounting policy with respect to revenue recognition related to the sale of custom frames effective retroactively as of the beginning of fiscal 2000. As a result, we recorded a non-cash charge of $1.9 million, net of income tax, in the first quarter of fiscal 2000 for the cumulative effect of the change on fiscal years prior to fiscal 2000.

        Net income for fiscal 2001 was $89.0 million, or $1.33 per diluted share, compared to $78.6 million, or $1.15 per diluted share, for fiscal 2000. Excluding the one-time severance charges, litigation settlements, incremental interest, and extraordinary loss from the early extinguishment of debt, net income for fiscal 2001 increased 25.1% to $100.7 million, or $1.50 per diluted share, from $80.4 million, or $1.17 per diluted share, for fiscal 2000, excluding the cumulative effect of the change in accounting with respect to revenue recognition related to the sale of custom frames.

Fiscal 2000 Compared to Fiscal 1999

        Net sales in fiscal 2000 increased $366.9 million, or 19.5%, over fiscal 1999. The results for fiscal 2000 included sales from 72 Michaels and 25 Aaron Brothers stores that were opened and a wholesale operation that was acquired during the year, more than offsetting lost sales from three Michaels and one Aaron Brothers store closures. Sales at the new stores, net of closures, and the acquired wholesale operation during fiscal 2000 accounted for $242.0 million of the increase in net sales. Comparable store sales increased 5% in fiscal 2000 compared to fiscal 1999, which contributed $93.0 million to the net sales increase. In addition, fiscal 2000 net sales includes sales from the 53rd week of $31.9 million. The improvement in comparable store sales was due to a strong performance in our core categories of general crafts, ribbon, art supplies, framing, and floral as well as substantial increases in the seasonal product categories.

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

        Interest expense, net of interest income, as a percentage of net sales, in fiscal 2000 decreased by 0.5% compared to fiscal 1999. This decrease resulted from interest savings related to the conversion and redemption of the Convertible Subordinated Notes in June 2000 and a leveraging of interest expense on expanded sales.

        We changed our accounting policy with respect to revenue recognition related to the sale of custom frames effective retroactively as of the beginning of fiscal 2000. As a result, we recorded a charge of $1.9 million, net of income tax, or $0.02 per diluted share, in the first quarter of fiscal 2000 for the cumulative effect of the change on prior years.

        Net income for fiscal 2000 was $78.6 million, or $1.15 per diluted share, compared to $62.3 million, or $1.00 per diluted share, for fiscal 1999. Excluding the one-time charge for the cumulative effect of accounting change, net income for fiscal 2000 was $80.4 million, or $1.17 per diluted share.

Liquidity and Capital Resources

Changes in Cash and Equivalents

        Cash flow provided by operating activities in fiscal 2001 was $177.3 million compared to $146.8 million in fiscal 2000. This increase in cash flow provided by operating activities was primarily due to increases in income taxes payable, accrued liabilities and other, net income, and the extraordinary loss for early extinguishment of debt, partially offset by reductions in accounts payable.

        Cash flow used in investing activities in fiscal 2001 was $101.6 million compared to $120.1 million during fiscal 2000. Cash flow from investment activities in fiscal 2001 includes capital expenditures related to the opening of 75 Michaels and 20 Aaron Brothers stores and the relocation of 17 Michaels and five Aaron Brothers stores during fiscal 2001. In addition, we received proceeds in the amount of $26.9 million from the completion of a sale/leaseback transaction in July 2001 for two distribution center properties which we purchased in December 2000. The gain from the sale/leaseback transaction of $1.0 million was deferred and will be amortized over the life of the sale/leaseback contract, which is being accounted for as an operating lease.

        The following table sets forth capital expenditures, net of the sale/leaseback transaction proceeds discussed above:

	Fiscal Year
	2001	2000	1999
	(In thousands)
New and relocated stores and stores not yet opened	$61,070	$55,131	$58,523
Existing stores	20,269	14,409	9,826
Distribution system expansion	29,932	31,457	834
Information systems	10,954	14,458	10,926
Corporate and other	6,366	2,555	10,751

	128,591	118,010	90,860
Proceeds from sale/leaseback transaction	(26,886)	—	—

	$101,705	$118,010	$90,860

        The increase in capital expenditures for existing stores was primarily due to fixture costs for plan-o-gram resets at the stores during the second and third quarters of fiscal 2001. We anticipate capital expenditures for fiscal 2002 to total approximately $150.0 million.

        Cash flow provided by financing activities in fiscal 2001 was $89.2 million compared to cash used in financing activities of $75.9 million in fiscal 2000. The increase in cash provided by financing activities was primarily due to proceeds of $194.4 million from the issuance of the Senior Notes due 2009 and a decrease from the acquisition of treasury stock totaling $156.5 million in fiscal 2000. These cash flow increases were partially offset by the early redemption of the Senior Notes due 2006 and a decrease in the proceeds from the exercise of stock options. Proceeds from the exercise of stock options were $26.2 million for approximately 2.0 million shares of our Common Stock in fiscal 2001 and $89.5 million for approximately 8.9 million shares of our Common Stock in fiscal 2000.

Bank Credit Facility

        Effective May 1, 2001, we signed a new $200 million unsecured revolving bank credit facility with Fleet National Bank and other lending institutions, which replaced the previous $100 million unsecured revolving bank credit facility. The Credit Agreement has a term of three years (with a maturity extension for one additional year available under certain conditions) and contains a $25 million competitive bid feature and a $70 million letter of credit sub-facility.

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

        We are in compliance with all terms and conditions of the Credit Agreement. No borrowings were outstanding under the Credit Agreement as of February 2, 2002 or under our previous $100 million bank credit facility as of February 3, 2001. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit Agreement ($8.7 million as of February 2, 2002). Borrowings under the Credit Agreement and our previous $100 million bank credit facility in fiscal 2001 were outstanding for 245 days, with average outstanding borrowings of $46.9 million and a weighted average interest rate of 5.2%. Borrowings under our previous $100 million bank credit facility in fiscal 2000 were outstanding for 47 days, with average outstanding borrowings of $25.3 million and a weighted average interest rate of 7.8%.

Equity

        On October 31, 2001, our Board of Directors declared a two-for-one common stock split effected in the form of a stock dividend to stockholders of record as of the close of business on November 12, 2001, payable on November 26, 2001. An amount equal to the par value of shares issued in the split has been transferred from paid-in capital to the common stock account.

        On July 14, 1999, our Board of Directors authorized the repurchase of up to 10.0 million shares of our Common Stock. Pursuant to this plan, in fiscal 1999 we repurchased and placed in treasury 728,000 shares of our Common Stock for an aggregate purchase price of $11.5 million. In the first quarter of fiscal 2000, we retired all of our Common Stock held in treasury. Subsequent to the first quarter of fiscal 2000, through December 14, 2000, we repurchased and retired 9,272,000 shares of our Common Stock for an aggregate purchase price of $139.4 million (average of $15.03 per share) and, as a result, we completed the July 1999 stock repurchase plan.

        On December 14, 2000, our Board of Directors authorized the repurchase of an additional 2.0 million shares of our outstanding Common Stock. As of February 2, 2002, we have repurchased and retired 1.05 million shares under this plan at an average cost of $16.34 per share. We may be restricted by regulations of the Securities and Exchange Commission from making future repurchases during certain time periods. Finally, under the agreements governing our outstanding indebtedness, we can only repurchase shares if we maintain or comply with specified financial ratios and other covenants.

        Proceeds from the exercise of outstanding stock options have served as a source of cash for us, and we expect to receive proceeds from the exercise of outstanding stock options and options to be granted under our stock option plans in the future. For fiscal 2001, proceeds from the exercise of stock options were $26.2 million. During fiscal 2000, proceeds from the exercise of stock options were $89.5 million. Proceeds from the exercise of stock options under our new 2001 General Stock Option Plan are required to be used to repurchase shares of our own Common Stock under our current stock repurchase plan, except where not permitted by law or there is a compelling need to use the proceeds for other corporate purposes.

        In October 1997, we began issuing our Common Stock through our Dividend Reinvestment and Stock Purchase Plan, which provides owners of shares of our Common Stock with a convenient and economical means of purchasing our Common Stock. During fiscal 2001, 2000, and 1999, we issued 782, 822, and 1,964 shares, respectively, through the Plan, generating $18,000, $14,000, and $27,000, respectively, in new equity.

        In October 1999, we began issuing our Common Stock through our Employees Stock Purchase Plan, which provides our employees with a convenient and economical means of purchasing our Common Stock, and also provides us with an additional way to raise equity capital. During fiscal 2001, 2000, and 1999, we issued 58,130, 66,576, and 16,070 shares, respectively, through the plan, generating approximately $1.1 million, $922,000, and $208,000, respectively, in proceeds. Prior to October 1999, shares for the Employees Stock Purchase Plan were acquired through open market purchases.

Debt

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

        On June 9, 2000, we called for the redemption on June 29, 2000 of our Convertible Subordinated Notes due January 15, 2003. The aggregate principal amount of the Convertible Subordinated Notes outstanding was $96,935,000. The holders had the option to convert their Convertible Subordinated Notes into shares of our Common Stock by June 22, 2000, at a price of $38.00 per share, unadjusted for the recent stock split. Alternatively, holders could have their Convertible Subordinated Notes redeemed on June 29, 2000 at a total redemption price of $1,051.25 per $1,000 principal amount of Convertible Subordinated Notes, which includes a premium for early redemption and accrued interest. As a result, a majority of the Convertible Subordinated Notes was surrendered by the June 22, 2000 conversion date and was converted into 2,445,565 shares of our Common Stock, unadjusted for the recent stock split. The remaining Convertible Subordinated Notes were redeemed at a total redemption price of $4.2 million on June 29, 2000. The loss from the redemption was not material.

General

        We require cash principally to finance capital investments, inventory for new stores, and for seasonal working capital needs. We opened 95 Michaels and Aaron Brothers stores in fiscal 2001 and 97 stores in fiscal 2000, relocated 22 Michaels and Aaron Brothers stores in fiscal 2001 and 20 stores in fiscal 2000, expanded one Michaels store in fiscal 2000, and acquired Star Wholesale in fiscal 2000. In recent years, we have financed our operations and new store openings primarily with cash from operations, borrowings under our Credit Agreement, and proceeds from the exercise of outstanding stock options.

        We currently estimate that our capital expenditures will be approximately $150.0 million in fiscal 2002. We anticipate spending approximately $41.0 million to open approximately 65 new Michaels and 15 new Aaron Brothers stores; $26.0 million for improvements in existing stores; $21.0 million for new and existing distribution centers; $36.0 million on information systems projects; $6.0 million on corporate expansion; and $20.0 million for various other capital investment activities. We expect to spend on average approximately $1.1 million to open a new Michaels store, which includes $0.5 million in net inventory and $0.1 million of pre-opening costs and $436,000 to open a new Aaron Brothers store, which includes $125,000 in net inventory and $32,000 of pre-opening costs. We anticipate that our new Michaels stores, as a group, will become profitable within the first 12 months of operation of each store.

        We believe that our available cash, funds generated by operating activities, funds available under the Credit Agreement, and the net proceeds of the 9 1/4% Senior Notes due 2009, and proceeds from the exercise of stock options under certain stock option plans will be sufficient to fund anticipated capital expenditures, working capital requirements, and any stock repurchases, for the foreseeable future.

Critical Accounting Policies

        We have prepared our financial statements in conformity with accounting principles generally accepted in the United States, and these financial statements necessarily include some amounts that are based on our informed judgments and estimates. Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements. Our critical accounting policies are subject to judgments and uncertainties which affect the application of these policies. As discussed below, our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of these policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. Our critical accounting policies include:

        Merchandise Inventories—We value our inventories at Michaels stores at the lower of cost or market as determined using a retail inventory method. Because we do not have perpetual inventory records for inventory in our Michaels stores, we are required to perform complete physical inventories for a sample of stores at the end of each fiscal quarter to estimate ending inventories valued at retail for all Michaels stores. Our sampling process is designed to count a representative number of stores and sample results are adjusted to eliminate bias such as that which might result from differing store sizes. An actual physical count of merchandise is made by third party inventory counting service firms in substantially every store each fiscal year. We believe our sampling process results in reasonable estimates of our retail inventory on hand at period end.

        Additionally, in determining our cost of goods sold and ending inventory at cost, we utilize a single pool of inventory for all our Michaels stores inventories. At this time, we have no formal plans to move to a single pool for each of our stores or departmental pools to determine cost of sales and ending inventory; however, we may do so in the future as further enhancements are made to our inventory systems in connection with our efforts to move toward having store level perpetual inventory capabilities.

        Finally, our success in managing our inventories is dependent on our ability to anticipate and respond in a timely manner to changing customer demand and preferences for products and supplies used in creative activities. If we misjudge the market, we may significantly overstock unpopular products and be forced to take significant inventory markdowns. Permanent markdowns are recorded in the period in which management determines that markdowns will need to be taken to sell certain merchandise. Again, markdowns are generally determined based on sample retail counts of the affected merchandise on hand and the amount of retail markdowns that will be required to sell the merchandise. These markdowns are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions or competitive conditions differ from our expectations.

        Goodwill—We have made acquisitions in the past that included a significant amount of goodwill. Under generally accepted accounting principles in effect through February 2, 2002, goodwill was amortized over its estimated useful life, and was tested periodically to determine if it was recoverable from operating earnings on an undiscounted basis over its useful life.

        Effective in fiscal 2002, goodwill will no longer be amortized but will be subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Estimated fair value is typically less than values based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. To date, we have not experienced any impairment of our goodwill; however, there can be no assurance that future impairment will not result should our operating results deteriorate for reasons such as those described under "Risk Factors" herein.

        Reserve for Closed Facilities—We maintain a reserve for future rental obligations, carrying costs, and other closing costs related to closed facilities, primarily closed and relocated stores. Reserves for these charges are recorded when management has committed to closing or relocating a store and are calculated as the lesser of future rental obligations remaining under the lease (less estimated sublease rental income) or the lease termination fee. The carrying values of long-lived assets for stores identified for closure are depreciated at an accelerated rate until the store is closed. Our reserves for closed facilities totaled $12.4 million at February 2, 2002. The determination of the reserves is dependent on our ability to make reasonable estimates of costs to be incurred post-closure and of sublease rental income to be received from subleases. The reserves could vary materially if market conditions were to vary significantly from our assumptions.

Seasonality

        Our business is highly seasonal, with higher sales in the third and fourth fiscal quarters. For the last five fiscal years, our fourth quarter, which includes the Christmas selling season, has accounted for approximately 36% of our sales and approximately 62% of our operating income.

Recent Accounting Pronouncements

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, and Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and

Infrequently Occurring Events and Transactions. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We believe the provisions of SFAS No. 144 will not have a material impact on our consolidated operating results or financial position.

        In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. Under the provisions of SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets with finite useful lives will continue to be amortized over their useful lives. We will adopt these provisions in the first quarter of fiscal 2002. Application of the non-amortization provisions of SFAS No. 142 in fiscal 2001 would have resulted in an increase in net income of $2.2 million, or $0.03 per diluted share for fiscal 2001. We will perform the first required impairment tests of goodwill and indefinite lived intangible assets in the first six months of fiscal 2002 and have not yet determined what the effect of these tests will be. However, we believe the adoption of the provisions of SFAS No. 141 and No. 142 will not have a materially adverse impact on our operating results or financial position.

        In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for certain types of hedging activities. We adopted the requirements of SFAS No. 133 beginning in fiscal 2001. The adoption of SFAS No. 133 did not have a material impact on our operating results or financial position in fiscal 2001.

Risk Factors

Our Growth Depends on Our Ability to Open New Stores

        Our key business strategy is to expand our base of Michaels and Aaron Brothers stores. If we were unable to implement this strategy, our ability to increase our sales, profitability, and cash flow could be impaired significantly. To the extent that we are unable to open new stores as we anticipate, our sales growth would come only from increases in comparable store sales. Growth in profitability in that case would depend significantly on our ability to reduce our costs as a percentage of our sales. We may be unable to implement our strategy if we cannot identify suitable sites for additional stores, negotiate acceptable leases, access sufficient capital to support store growth, or hire and train a sufficient number of qualified associates.

Our Success Will Depend on How Well We Manage Our Growth

        Even if we are able to implement, to a significant degree, our key business strategy of expanding our store base, we may experience problems, which may prevent any significant increase in profitability or negatively impact our cash flow. For example:

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

  •
  our expansion may outpace our planned technological advances with the possible consequences of breakdowns in our supply chain management and reduced effectiveness of our operational controls;

  •
  we may be unable to hire and train qualified managers and other associates;

  •
  our suppliers may be unable to meet the increased demand of additional stores in a timely manner; and

  •
  we may be unable to expand our existing distribution centers or employ third-party distribution on a cost-effective basis to provide merchandise for sale by our new stores.

We May Fail to Anticipate Customer Demands

        Our success depends on our ability to anticipate and respond in a timely manner to changing customer demand and preferences for products and supplies used in creative activities. If we misjudge the market, we may significantly overstock unpopular products and be forced to take significant inventory markdowns, which would have a negative impact on our operating results and cash flow. Conversely, shortages of key items could have a materially adverse impact on our operating results.

Our Suppliers May Fail Us

        Many of our suppliers are small firms that produce a limited number of items. Given their limited resources, these firms are susceptible to cash flow issues, production difficulties, quality control issues, and problems in delivering agreed-upon quantities on schedule. We cannot assure you that we would be able, if necessary, to return product to these suppliers and obtain refunds of our purchase price or obtain reimbursement or indemnification from them if their products prove defective. In addition, these suppliers may be unable to withstand a downturn in economic conditions. Significant failures on the part of our key suppliers could have a material adverse affect on our operating results.

        In addition, many of these suppliers require extensive advance notice of our requirements in order to supply products in the quantities we desire. This long lead time requires us to place orders far in advance of the time when certain products will be offered for sale, exposing us to shifts in demand.

Risks Relating to Foreign Suppliers

        We rely to a significant extent on foreign manufacturers of various products that we sell. In addition, many of our domestic suppliers purchase a portion of their products from foreign sources. This reliance increases the risk that we will not have adequate and timely supplies of various products due to local political or economic conditions, transportation delays, restrictive actions by foreign governments, or United States laws and regulations affecting imports. Reliance on foreign manufacturers also increases our exposure to fluctuations in exchange rates and trade infringement claims and reduces our ability to return product for various reasons.

        All of our products manufactured overseas and imported into the United States are subject to duties collected by the United States Customs Service. We may be subjected to additional duties, significant monetary penalties, the seizure and the forfeiture of the products we are attempting to import, or the loss of the import privileges if we or our suppliers are found to be in violation of U.S. laws and regulations applicable to the importation of our products.

Our Information Systems May Prove Inadequate

        We depend on our management information systems for many aspects of our business. We will be materially adversely affected if our management information systems are disrupted or we are unable to improve, upgrade and expand our systems, particularly in light of our planned significant increases in number of stores. In addition, we are in the process of upgrading our information systems to provide us with perpetual inventory and automated replenishment capabilities, which we believe are extremely important in the management of a chain of hundreds of stores offering tens of thousands of SKUs. Delays in bringing these new capabilities on line, or disruptions from an imperfect introduction of these new capabilities, could have a materially adverse impact on our financial condition and operating results.

A Weak Fourth Quarter Would Materially Adversely Affect Our Operating Results

        Our business is highly seasonal. Our inventories and short-term borrowings grow in the second and third fiscal quarters as we prepare for our peak selling season in the third and fourth fiscal quarters. Our most important quarter in terms of sales, profitability, and cash flow historically has been the fourth fiscal quarter. If for any reason our fourth fiscal quarter results were substantially below expectations, our operating results for the full year would be materially adversely affected, and we could have substantial excess inventory, especially in seasonal merchandise that is difficult to liquidate.

Improvements to Our Supply Chain May Not Be Fully Successful

        An important part of our efforts to achieve efficiencies, cost reductions, and sales and cash flow growth is the identification and implementation of improvements to our supply chain, including merchandise ordering, transportation, and receipt processing. Failure to take advantage of supply chain opportunities could have a material adverse impact on our operating results.

Competition Could Negatively Impact Our Operations

        The retail arts and crafts industry is competitive, which could result in the reduction of our prices and our loss of market share. We must remain competitive in the areas of quality, price, selection, and convenience. Our primary competition is comprised of specialty arts and crafts retailers, which include Hobby Lobby, A.C. Moore Arts & Crafts, Inc., Jo-Ann etc. (operated by Jo-Ann Stores, Inc.) and Garden Ridge Corporation. We also compete with mass merchants, who dedicate a portion of their selling space to a limited selection of craft supplies and seasonal and holiday merchandise, regional chains, and local merchants. Some of our competitors, particularly the mass merchants, are larger and have greater financial resources than we do. In addition, alternative methods of selling crafts, such as over the Internet, could result in additional competitors in the future and increased price competition since our customers could more readily comparison shop. Furthermore, we ultimately compete with alternative sources of entertainment and leisure for our customers.

The Amount of Debt We Have Could Adversely Affect Us by Reducing Our Flexibility to Respond to Changing Business and Economic Conditions

        Our needs for cash in the future will depend on many factors that are difficult to predict, including our results of operations and efforts to expand our existing operations. We believe, based on current circumstances, that our cash flow, together with available borrowing under our bank credit facility, will be sufficient to meet our liquidity needs for the foreseeable future. However, we cannot assure you that our business will generate cash flow at or above current levels. If we are unable to generate sufficient cash flow from operations in the future to repay our debt as it becomes due and make necessary investments, we may be required to restructure or refinance all or a portion of our existing debt, seek new borrowings, reduce or delay capital expenditures, sell assets, seek additional equity capital, or delay, scale back, or eliminate some aspects of our operations, including delaying our plans for new store openings.

        Moreover, it is possible that we may not be able to satisfy all of the conditions and covenants of our debt. In addition, to the extent we seek to replace or refinance our current debt, replacement financing may not be available on terms that are favorable to us. In addition, we may not be able to obtain acceptable financing upon the expiration of our bank credit facility. Our ability to obtain additional or replacement financing will be significantly impacted by, among other things, any changes in the ratings assigned to us by nationally recognized ratings agencies. Any of these events, if they were to occur, could have a material adverse affect on our business, financial condition, or results of operations.

The Covenant Restrictions in Our Debt Restrict Our Operations

        We and our subsidiaries are subject to significant operating and financial restrictions contained in the instruments governing the Senior Notes due 2009 and our other indebtedness. Those restrictions affect, and in many respects significantly limit or prohibit, among other things, our ability to:

  •
  incur additional indebtedness,

  •
  make various investments,

  •
  issue or sell our restricted subsidiaries' capital stock,

  •
  engage in transactions with affiliates,

  •
  make various distributions,

  •
  sell or securitize accounts receivables,

  •
  provide negative pledges,

  •
  make capital expenditures beyond specific limitations,

  •
  engage in derivative transactions other than in the ordinary course of business,

  •
  create various liens, or

  •
  merge, consolidate, and sell assets.

        In addition, our Credit Agreement requires us to maintain specified financial ratios. These restrictions could also limit our ability to obtain financing in the future, make needed capital expenditures, withstand a future downturn in our business or the economy in general, or conduct necessary corporate activities. If we or our subsidiaries fail to comply with these restrictions, we may be in default under the terms of our indebtedness, even if we are otherwise able to meet our debt service obligations. In the event of a default, the holders of the indebtedness could elect to declare all of that indebtedness, together with accrued interest, to be due and payable and a significant portion of our other indebtedness may become immediately due and payable as a result of cross-default clauses contained in documentation evidencing debt. We cannot assure you that we would be able to make those payments or borrow sufficient funds from alternative sources to make those payments. Even if we were to obtain additional financing, that financing may be in terms unfavorable to us.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

        We invest cash balances in excess of operating requirements primarily in money market mutual funds and short-term interest-bearing securities, generally with maturities of 90 days or less. The fair value of our cash and short-term investment portfolio at February 2, 2002 approximated carrying value. The interest rates on our revolving line of credit are repriced frequently, at market rates, which would result in carrying amounts that approximate fair value. We had no borrowings outstanding under the line of credit at February 2, 2002. We believe that the affect, if any, of possible near-term changes in interest rates on our financial position, results of operations, and cash flows would not be material. The fair value of our 9 1/4% Senior Notes due 2009 was estimated to be $218.5 million at February 2, 2002, which was $18.5 million greater than carrying value. Generally, the fair value of our fixed interest rate long-term debt will increase as interest rates fall and decrease as interest rates rise. Market risk was estimated as the potential increase in the fair value resulting from a hypothetical 10% decrease in the interest rates used by the dealers to quote the fair value of our long-term debt at February 2, 2002, which would result in an increase in fair value of approximately $9.3 million. See Note 4 of Notes to Consolidated Financial Statements.

        The table below presents principal cash flows and related weighted average interest rates of our long-term debt at February 2, 2002, by year of maturity (dollars in thousands):

	Fiscal Year
	2002	2003	2004	2005	2006	Thereafter
Long-term debt	$—	$—	$—	$—	$—	$200,000
Weighted average interest rate	9.25%	9.25%	9.25%	9.25%	9.25%	9.25%

ITEM 8. Consolidated Financial Statements and Supplementary Data.

        The Consolidated Financial Statements and Supplementary Data are included as an annex of this report. See the Index to Consolidated Financial Statements and Supplementary Data on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

        There were no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended February 2, 2002.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

        The information concerning our directors is set forth in the Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on June 20, 2002 under the heading "Proposal For Election of Directors," which information is incorporated herein by reference. The name, age, and position of each of our executive officers is set forth under the heading "Executive Officers of the Registrant" in Item 1 of this Annual Report, which information is incorporated herein by reference.

ITEM 11. Executive Compensation.

        The information concerning executive compensation is set forth in the Proxy Statement under the heading "Management Compensation," which information is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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
3.1
Restated Certificate of Incorporation of Michaels Stores, Inc. (previously filed as Exhibit 4.1 to Form 10-Q for period ended November 3, 2001, filed by Registrant on December 18, 2001, SEC File No. 001-09338).
3.2
Certificate of Amendment to Restated Certificate of Incorporation of Michaels Stores, Inc. (previously filed as Exhibit 4.2 to Form 10-Q for period ended November 3, 2001, filed by Registrant on December 18, 2001, SEC File No. 001-09338).
3.3
Certificate of Amendment to Restated Certificate of Incorporation of Michaels Stores, Inc., as amended (previously filed as Exhibit 4.3 to Form 10-Q for period ended November 3, 2001, filed by Registrant on December 18, 2001, SEC File No. 001-09338).
3.4	Amended and Restated Bylaws of Michaels Stores, Inc. (previously filed as Exhibit 4.4 to Form S-8 (Registration No. 333-71054), filed by Registrant on October 5, 2001).
4.1	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to Form 10-K for the year ended January 30, 1994, filed by Registrant on April 29, 1994, SEC File No. 000-11822).
4.2
Indenture, dated as of July 6, 2001, by and between the Michaels Stores, Inc. and The Bank of New York, as Trustee (previously filed as Exhibit 4.3 to Form S-4 (Registration No. 333-66462), filed by Registrant on August 1, 2001).
10.1
Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated (previously filed as Exhibit 10.1 to Form 10-Q for quarter ended August 4, 2001, filed by Registrant on September 18, 2001, SEC File No. 000-11822).*
10.2
Form of Indemnity Agreement between Michaels Stores, Inc. and certain officers and directors of the Registrant (previously filed as Exhibit 10.8 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 29, 1993, SEC File No. 000-11822).
10.3
Form of Employment Agreement between Michaels Stores, Inc. and Douglas B. Sullivan (previously filed as Exhibit 10.5 to Form 10-K for the year ended January 31, 1998, filed by Registrant on May 1, 1998, SEC File No. 000-11822).*
10.4
Term Lease Master Agreement between IBM Credit Corporation as Lessor and Michaels Stores, Inc. as Lessee (previously filed as Exhibit 10.18 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).

10.5
Common Stock and Warrant Agreement, dated as of October 16, 1984, between Michaels Stores, Inc. and Peoples Restaurants, Inc., including form of Warrant (previously filed as Exhibit 4.2 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 29, 1993, SEC File No. 000-11822).
10.6
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
10.8
Third Amendment to Common Stock and Warrant Agreement, dated February 27, 1985, between First Dallas Investments-Michaels I, Ltd., The First Dallas Group, Ltd., Sam Wyly, Charles J. Wyly, Jr., and Michaels Stores, Inc. (previously filed as Exhibit 10.23 to Form S-1 (Registration No. 33-09456), filed by Registrant on October 14, 1986).
10.9
Amendment to Common Stock and Warrant Agreement, dated as of September 1, 1992, between Michaels Stores, Inc. and the other parties named therein (previously filed as Exhibit 4.8 to Form S-8 (Registration No. 33-54726), filed by Registrant on November 20, 1992).
10.10	Bonus Plan for Officers and Employees (filed herewith).*
10.11	Michaels Stores, Inc. Amended and Restated 1997 Employees Stock Purchase Plan (previously filed as Exhibit 99.2 to Form 8-K, filed by Registrant on February 1, 2002, SEC File No. 001-09338).*
10.12	Michaels Stores, Inc. 1997 Stock Option Plan (previously filed as Exhibit 10.2 to Form 10-Q for quarter ended May 3, 1997, filed by Registrant on June 17, 1997, SEC File No. 000-11822).*
10.13	Michaels Stores, Inc. 2001 Employee Stock Option Plan (previously filed as Exhibit 99.1 to Form S-8 (Registration No. 333-66122), filed by Registrant on July 27, 2001).
10.14	Michaels Stores, Inc. 2001 General Stock Option Plan (previously filed as Exhibit 99.1 to Form S-8 (Registration No. 33-71054), filed by Registrant on October 5, 2001).*
10.15
Revolving Credit Agreement, dated May 1, 2001, among Michaels Stores, Inc., Fleet National Bank, and the other lenders named therein (previously filed as Exhibit 10.1 to Form 10-Q for period ended May 5, 2001, filed by Registrant on June 19, 2001, SEC File No. 000-11822).
10.16	First Amendment and Consent to Revolving Credit Agreement, dated as of December 31, 2001, among Michaels Stores, Inc., Fleet National Bank, and the other lenders named therein (filed herewith).
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
10.22	Michaels Stores, Inc. Deferred Compensation Plan, amended and restated as of January 1, 2002 (filed herewith).*
10.23
Employment Agreement between Michaels Stores, Inc. and R. Michael Rouleau, dated March 20, 2001 (previously filed as Exhibit 10.22 to Form 10-K for year ended February 3, 2001, filed by Registrant on April 30, 2001, SEC File No. 000-11822).*
10.24
Separation Agreement and Release between Michaels Stores, Inc. and John C. Martin dated March 26, 2001 (previously filed as Exhibit 10.23 to Form 10-K for year ended February 3, 2001, filed by Registrant on April 30, 2001, SEC File No. 000-11822).*
21.1	Subsidiaries of Michaels Stores, Inc. (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c).

b)
Reports on Form 8-K. The following report was filed by the Registrant during the quarter ended February 2, 2002.

(1)
Form 8-K, dated December 5, 2001, reporting Items 5 and 7, filed by Registrant on February 1, 2002.

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

        We have audited the accompanying consolidated balance sheets of Michaels Stores, Inc. and subsidiaries (the "Company") as of February 2, 2002 and February 3, 2001, and the related consolidated statements of income, cash flows, and stockholders' equity for each of the three years in the period ended February 2, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michaels Stores, Inc. and subsidiaries at February 2, 2002 and February 3, 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 2 to the consolidated financial statements, in fiscal 2000 the Company changed its method of accounting for revenue recognition on custom frame sales.

                      /s/ ERNST & YOUNG LLP

Dallas, Texas
March 4, 2002

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	February 2, 2002	February 3, 2001
ASSETS
Current assets:
Cash and equivalents	$193,025	$28,191
Merchandise inventories	714,309	663,700
Prepaid expenses and other	21,720	24,572
Deferred income taxes	21,009	13,353

Total current assets	950,063	729,816

Property and equipment, at cost	628,192	543,312
Less accumulated depreciation	(289,881)	(242,307)

	338,311	301,005

Goodwill, net	115,839	119,524
Other assets	10,420	8,091

	126,259	127,615

Total assets	$1,414,633	$1,158,436

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$128,212	$143,224
Accrued liabilities and other	186,280	144,121
Income taxes payable	36,715	1,663

Total current liabilities	351,207	289,008

Senior Notes due 2009	200,000	—
Senior Notes due 2006	—	125,000
Deferred income taxes	15,870	18,269
Other long-term liabilities	22,992	21,513

Total long-term liabilities	238,862	164,782

	590,069	453,790

Commitments and contingencies
Stockholders' equity:
Preferred Stock, $.10 par value, 2,000,000 shares authorized, none issued	—	—
Common Stock, $.10 par value, 150,000,000 shares authorized; shares issued of 65,697,393 at February 2, 2002 and 63,673,680 at February 3, 2001	6,570	6,367
Additional paid-in capital	459,235	426,505
Retained earnings	358,759	271,774

Total stockholders' equity	824,564	704,646

Total liabilities and stockholders' equity	$1,414,633	$1,158,436

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

	Fiscal Year
	2001	2000	1999
Net sales	$2,530,727	$2,249,440	$1,882,522
Cost of sales and occupancy expense	1,660,771	1,494,304	1,244,204

Gross profit	869,956	755,136	638,318
Selling, general, and administrative expense	671,692	596,522	503,069
Store pre-opening costs	10,379	10,197	11,077
Litigation settlements	8,169	—	1,500

Operating income	179,716	148,417	122,672
Interest expense	20,913	18,026	22,654
Other (income) and expense, net	(1,109)	(3,678)	(2,373)

Income before income taxes, extraordinary loss, and cumulative effect of accounting change	159,912	134,069	102,391
Provision for income taxes	65,564	53,628	40,090

Income before extraordinary loss and cumulative effect of accounting change	94,348	80,441	62,301
Extraordinary loss for early extinguishment of debt, net of income tax of $3,695	5,318	—	—
Cumulative effect of accounting change for revenue recognition, net of income tax of $1,235	—	1,852	—

Net income	$89,030	$78,589	$62,301

Earnings per common share excluding the extraordinary loss and cumulative effect of accounting change:
Basic	$1.46	$1.21	$1.07

Diluted	$1.41	$1.17	$1.00

Earnings per common share including the extraordinary loss and cumulative effect of accounting change:
Basic	$1.37	$1.18	$1.07

Diluted	$1.33	$1.15	$1.00

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2001	2000	1999
Operating activities:
Net income	$89,030	$78,589	$62,301
Adjustments:
Depreciation	65,290	61,841	55,085
Amortization	4,121	4,106	4,121
Extraordinary loss for early extinguishment of debt	9,013	—	—
Other	899	1,070	969
Change in assets and liabilities, excluding acquisitions:
Merchandise inventories	(50,609)	(47,609)	(113,826)
Prepaid expenses and other	2,852	(5,546)	(4,115)
Deferred income taxes and other	(8,379)	(3,723)	10,508
Accounts payable	(15,012)	18,396	18,655
Income taxes payable	40,691	21,634	2,540
Accrued liabilities and other	39,361	18,000	24,532

Net change in assets and liabilities	8,904	1,152	(61,706)

Net cash provided by operating activities	177,257	146,758	60,770

Investing activities:
Additions to property and equipment	(128,591)	(118,010)	(90,860)
Proceeds from sale/leaseback transaction	26,886	—	—
Net proceeds from sales of property and equipment	61	108	101
Acquisitions	—	(2,182)	—

Net cash used in investing activities	(101,644)	(120,084)	(90,759)

Financing activities:
Proceeds from issuance of Senior Notes due 2009	194,400	—	—
Redemption of Senior Notes due 2006	(131,798)	—	—
Redemption of Convertible Subordinated Notes	—	(4,206)	—
Acquisition of treasury stock	—	(156,507)	(11,539)
Proceeds from stock options exercised	26,224	89,465	28,760
Proceeds from issuance of Common Stock and other	1,070	934	142
Payment of other long-term liabilities	(675)	(5,567)	(6,100)

Net cash provided by (used in) financing activities	89,221	(75,881)	11,263

Net increase (decrease) in cash and equivalents	164,834	(49,207)	(18,726)
Cash and equivalents at beginning of period	28,191	77,398	96,124

Cash and equivalents at end of period	$193,025	$28,191	$77,398

Supplemental Cash Flow Information:
Cash paid for interest	$20,203	$14,335	$21,271

Cash paid for income taxes	$30,697	$31,495	$24,463

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three Years Ended February 2, 2002

(In thousands except share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Total
Balance at January 30, 1999	28,561,760	$2,971	$367,308	$131,072	$(20,372)	$480,979
Exercise of stock options and other	1,866,353	186	28,716	765	—	29,667
Tax benefit from exercise of stock options	—	—	5,390	—	—	5,390
Acquisition of treasury stock	(364,000)	—	—	—	(11,539)	(11,539)
Net income	—	—	—	62,301	—	62,301

Balance at January 29, 2000	30,064,113	3,157	401,414	194,138	(31,911)	566,798
Exercise of stock options and other	4,488,031	449	89,953	(953)	—	89,449
Conversion of Convertible Subordinated Notes	2,445,696	245	96,328	—	—	96,573
Tax benefit from exercise of stock options	—	—	29,744	—	—	29,744
Acquisition of treasury stock	(5,161,000)	—	—	—	(156,507)	(156,507)
Retirement of treasury stock	—	(667)	(187,751)	—	188,418	—
Net income	—	—	—	78,589	—	78,589

Balance at February 3, 2001	31,836,840	3,184	429,688	271,774	—	704,646
Exercise of stock options and other	1,045,106	104	27,190	(2,045)	—	25,249
Tax benefit from exercise of stock options	—	—	5,639	—	—	5,639
Common Stock split	32,815,447	3,282	(3,282)	—	—	—
Net income	—	—	—	89,030	—	89,030

Balance at February 2, 2002	65,697,393	$6,570	$459,235	$358,759	$—	$824,564

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of Business

        Michaels Stores, Inc. (together with its subsidiaries, unless the text otherwise indicates) owns and operates a chain of specialty retail stores in 48 states and Canada featuring arts, crafts, framing, floral, decorative wall décor, and seasonal merchandise for the hobbyist and do-it-yourself home decorator. Our wholly-owned subsidiary, Aaron Brothers, Inc., operates a chain of framing and art supply stores. Aaron Brothers stores are located primarily on the West Coast. We also operate Star Decorators' Wholesale Warehouse, a single wholesale operation located in Dallas, Texas, offering merchandise primarily to interior decorators/designers, wedding/event planners, florists, hotels, restaurants, and commercial display companies.

Fiscal Year

        We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. References to fiscal year mean the year in which that fiscal year began. Fiscal 2001 ended February 2, 2002 and fiscal 1999 ended January 29, 2000, and each contained 52 weeks. Fiscal 2000 ended February 3, 2001 and contained 53 weeks.

Consolidation

        The consolidated financial statements include the accounts of Michaels and all wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Equivalents

        Cash and equivalents are generally comprised of highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. We record interest income earned from our cash and equivalents as a component of other (income) and expense, net, in our financial statements. Interest income was $1,433,000, $3,866,000, and $2,374,000 for fiscal 2001, 2000, and 1999, respectively.

Merchandise Inventories

        We value our inventories at Michaels stores at the lower of cost or market as determined using a retail inventory method. Because we do not have perpetual inventory records for inventory in our Michaels stores, we are required to perform complete physical inventories for a sample of stores at the end of each fiscal quarter to estimate ending inventories valued at retail for all Michaels stores. Our sampling process is designed to count a representative number of stores and sample results are adjusted to eliminate bias such as that which might result from differing store sizes. An actual physical count of merchandise is made by third party inventory counting service firms in substantially every store each fiscal year. We believe our sampling process results in reasonable estimates of our retail inventory on hand at period end.

        Inventory reserves are provided for known permanent markdowns to be taken subsequent to the physical inventory dates. We value our inventories at our distribution centers at the lower of cost or market using the first-in, first-out method and at Aaron Brothers stores using the average cost method. The cost of inventory also includes certain costs associated with the purchasing, storage, handling, and warehousing of the inventory.

Property and Equipment

        Property and equipment is recorded at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. Useful lives of buildings, fixtures and equipment, leasehold improvements, and capital leases for computer equipment are generally estimated to be 30, 8, 10 and 5 years, respectively.

Goodwill

        In fiscal 2001 and in prior fiscal years, goodwill was amortized over 40 years on a straight-line basis. Accumulated amortization was $32,688,000 and $29,003,000 as of the end of fiscal 2001 and 2000, respectively.

        Beginning in fiscal 2002, under the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we will no longer amortize goodwill, but instead goodwill will be subject to annual impairment tests. See "—Recent Accounting Pronouncements."

Impairment of Long-Lived and Intangible Assets

        We periodically review long-lived and intangible assets for impairment by comparing the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss would be recognized during that period. The impairment loss is calculated as the difference between asset carrying values and the present value of estimated net cash flows or comparable market values, giving consideration to recent operating performance and pricing trends. In fiscal 2001, 2000, and 1999, we had no impairment losses related to long-lived and intangible assets.

Estimating Fair Value of Financial Instruments

        The $200 million of Senior Notes due 2009 are estimated at fair market value based on dealer quotes at each balance sheet date. See Note 4 of Notes to Consolidated Financial Statements.

Reserve for Closed Facilities

        We maintain a reserve for future rental obligations, carrying costs, and other closing costs related to closed facilities, primarily closed and relocated stores. Reserves for these charges are recorded when management has committed to closing or relocating a store and are calculated as the lesser of future rental obligations remaining under the lease (less estimated sublease rental income) or the lease termination fee. The carrying values of long-lived assets for stores identified for closure are depreciated at an accelerated rate until the store is closed. The following is a detail of account activity related to closed facilities (in thousands):

	Fiscal Year
	2001	2000	1999
Balance at beginning of fiscal year	$7,999	$8,765	$8,557
Additions charged to costs and expenses	10,403	6,302	4,076
Payment of rental obligations and other	(5,992)	(7,068)	(3,868)

Balance at end of fiscal year	$12,410	$7,999	$8,765

Advertising Costs

        Advertising costs are expensed in the period in which the advertising first occurs. Co-op advertising funds are recognized when we have performed our obligations under the co-op advertising agreements. Advertising expense, net of co-op advertising funds, was $93,788,000, $82,519,000, and $69,745,000 for fiscal 2001, 2000, and 1999, respectively, and is included in selling, general, and administrative expense.

Store Pre-Opening Costs

        We expense all start-up activity costs as incurred, which primarily include store pre-opening costs.

Revenue Recognition

        Revenue from sales of our merchandise is recognized at the time of the merchandise sale, excluding revenue from the sale of custom frames. We allow for merchandise to be returned under most circumstances. We do not provide a reserve for estimated returns, as the amount does not have a material impact on the financial statements.

        In fiscal 2000, we recorded the cumulative effect of a change in accounting principle related to revenue recognition from the sale of custom frames. We now effectively recognize revenue for custom frame orders at the time of delivery. For a detailed description, see Note 2 of Notes to Consolidated Financial Statements.

Earnings Per Share

        References to the number of shares of Common Stock and earnings per share amounts in the table below have been adjusted to retroactively reflect a two-for-one stock split effected in the form of a stock dividend to stockholders of record as of the close of business on November 12, 2001.

Note 1. Summary of Significant Accounting Policies (Continued)

        The following table sets forth the computation of basic and diluted earnings per common share:

	Fiscal Year
	2001	2000	1999
	(In thousands except per share data)
Numerator:
Income before extraordinary loss and cumulative effect of accounting change	$94,348	$80,441	$62,301
Extraordinary loss, net of income tax	5,318	—	—
Cumulative effect of accounting change, net of income tax	—	1,852	—

Net income	89,030	78,589	62,301
Assumed add-back of interest on convertible subordinated debt less tax benefit of $2,386	—	—	3,893

Net income used in diluted share computation	$89,030	$78,589	$66,194

Denominator:
Denominator for basic earnings per common share—weighted average shares	64,757	66,418	58,012
Effect of dilutive securities:
Convertible subordinated debt	—	—	5,102
Employee stock options	2,175	2,138	2,856

Denominator for diluted earnings per common share—weighted average shares adjusted for dilutive securities	66,932	68,556	65,970

Basic earnings per common share:
Income before extraordinary loss and cumulative effect of accounting change	$1.46	$1.21	$1.07
Extraordinary loss	(0.09)	—	—
Cumulative effect of accounting change	—	(0.03)	—

Net income	$1.37	$1.18	$1.07

Diluted earnings per common share:
Income before extraordinary loss and cumulative effect of accounting change	$1.41	$1.17	$1.00
Extraordinary loss	(0.08)	—	—
Cumulative effect of accounting change	—	(0.02)	—

Net income	$1.33	$1.15	$1.00

        Our purchase and subsequent retirement of 10,322,000 shares of our Common Stock in fiscal 2000 reduced the number of weighted average shares outstanding by approximately 2,852,000 shares for fiscal 2000.

        For fiscal 2000 and 1999, approximately 1.1 million and 2.0 million shares, respectively, related to our outstanding employee stock options were excluded from the calculation of diluted earnings per share since their exercise prices exceeded the fair market value of our Common Stock.

Recent Accounting Pronouncements

        In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, and Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001.We believe the provisions of SFAS No. 144 will not have a material impact on our consolidated operating results or financial position.

        In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. Under the provisions of SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets with finite useful lives will continue to be amortized over their useful lives. We will adopt these provisions in the first quarter of fiscal 2002. Application of the non-amortization provisions of SFAS No. 142 in fiscal 2001 would have resulted in an increase in net income of $2.2 million, or $0.03 per diluted share for fiscal 2001. We will perform the first required impairment tests of goodwill and indefinite lived intangible assets in the first six months of fiscal 2002 and have not yet determined what the effect of these tests will be. However, we believe the adoption of the provisions of SFAS No. 141 and No. 142 will not have a materially adverse impact on our operating results or financial position.

        In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for certain types of hedging activities. We adopted the requirements of SFAS No. 133 beginning in fiscal 2001. The adoption of SFAS No. 133 did not have a material impact on our operating results or financial position in fiscal 2001.

Reclassifications

        Certain reclassifications have been made to prior periods to conform to current presentations.

Note 2. Change in Accounting Principle

        Effective October 29, 2000, we changed our method of accounting for custom frame sales in accordance with guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Historically, we have recognized sales for custom frame orders at the time that the order was placed by the customer. Under the new accounting method adopted retroactive to January 30, 2000, we now effectively recognize revenue for custom frame orders at the time of delivery. The cumulative effect of the change on prior years resulted in a charge to income of $1.9 million (after reduction for income taxes of $1.2 million) which is included in the results of operations for the first quarter of fiscal 2000. The effect of the change on fiscal 2000 was to recognize $2.6 million in revenue and increase income before the cumulative effect of the accounting change by $685,000. No pro forma disclosures of net income and earnings per share for prior fiscal years, assuming the accounting change was applied retroactively, are provided as the amounts are not materially different from previously reported amounts.

Note 3. Detail of Certain Balance Sheet Accounts

	February 2, 2002	February 3, 2001
	(In thousands)
Property and equipment:
Land and buildings	$2,633	$28,868
Fixtures and equipment	457,693	383,410
Leasehold improvements	148,804	125,187
Distribution center construction in process	14,591	—
Capital leases	4,471	5,847

	$628,192	$543,312

Accrued liabilities and other:
Salaries, bonuses, and other payroll-related costs	$67,329	$54,722
Taxes, other than income and payroll	23,104	21,116
Rent and common area maintenance	15,531	10,703
Gift certificate and gift card liability	9,031	5,773
Property and general liability insurance	8,415	5,604
Deferred revenue	7,930	4,374
Professional fees and litigation settlements	5,371	703
Current portion of capital lease obligations	201	731
Other	49,368	40,395

	$186,280	$144,121

Note 4. Debt

        In July 2001, we issued $200 million in principal amount of 9 1/4% Senior Notes due July 1, 2009 in a private placement under Securities and Exchange Commission Rule 144A to a limited number of qualified institutional buyers. The Senior Notes due 2009 are unsecured and interest thereon is payable semi-annually on each January 1 and July 1, beginning on January 1, 2002. In August 2001, as required by the contract with the purchasers of the Senior Notes due 2009, we made an offer to exchange all of the privately placed Senior Notes due 2009 for an equal principal amount of Senior Notes due 2009, which are registered with the Securities and Exchange Commission and have substantially identical terms. As of October 1, 2001, all of the privately placed Senior Notes due 2009 were exchanged for registered Senior Notes due 2009. The fair value, based on dealer quotes, of the outstanding Senior Notes due 2009 as of February 2, 2002 was $218.5 million.

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

        On June 9, 2000, we called for the June 29, 2000 redemption of our Convertible Subordinated Notes due January 15, 2003. The aggregate principal amount of the Convertible Subordinated Notes outstanding was $96,935,000. The holders had the option to convert their Convertible Subordinated Notes into shares of our Common Stock by June 22, 2000 at a price of $38.00 per share, unadjusted for the recent stock split. Alternatively, holders could have their Convertible Subordinated Notes redeemed on June 29, 2000 at a total redemption price of $1,051.25 per $1,000 principal amount of Convertible Subordinated Notes, which included a premium for early redemption and accrued interest. As a result, the majority of the Convertible Subordinated Notes was surrendered by the June 22, 2000 conversion date and was converted into 2,445,565 shares of Common Stock, unadjusted for the recent stock split. The remaining Convertible Subordinated Notes were redeemed at a total redemption price of $4.2 million on June 29, 2000. The loss from the redemption was not material.

        Effective May 1, 2001, we signed a new $200 million unsecured revolving bank credit facility with Fleet National Bank and other lending institutions, which replaced the previous $100 million unsecured revolving bank credit facility. The Credit Agreement has a term of three years (with a maturity extension for one additional year available under certain conditions) and contains a $25 million competitive bid feature and a $70 million letter of credit sub-facility.

        The Credit Agreement contains certain financial covenants, including a balance sheet leverage ratio, a cash flow coverage ratio, a cash flow leverage ratio, and a capital expenditure limitation. Interest on all borrowings varies based upon the type of borrowing, the fixed charge coverage ratio, and whether we elect to utilize the competitive bid feature available under the Credit Agreement. If the competitive bid feature is not utilized, the interest rate on borrowings under the Credit Agreement is generally (a) the higher of (i) an annual rate of interest announced from time to time by Fleet National Bank, as agent, as its "base rate" or (ii) one-half of one percent (1/2%) above the Federal Funds Effective Rate or (b) the Eurodollar Rate, as defined by the Credit Agreement, plus an applicable margin based on our fixed charge coverage ratio. If the competitive bid feature is utilized, loans up to $25 million may be made under the Credit Agreement at competitively bid interest rates offered by lending institutions participating in the facility, which may have the effect of decreasing the amount of interest we would otherwise be obligated to pay on such borrowings. We are required to pay a facility fee from 0.20% to 0.35% per annum on the unused portion of the revolving line of credit as well as letter of credit fees that vary depending on the fixed charge coverage ratio. We are in compliance with all terms and conditions of the Credit Agreement. No borrowings were outstanding under the Credit Agreement as of February 2, 2002 or under our previous $100 million bank credit facility as of February 3, 2001. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit Agreement ($8.7 million as of February 2, 2002). Borrowings under the Credit Agreement and our previous $100 million bank credit facility in fiscal 2001 were outstanding for 245 days, with average outstanding borrowings of $46.9 million and a weighted average interest rate of 5.2%. Borrowings under our previous $100 million bank credit facility in fiscal 2000 were outstanding for 47 days, with average outstanding borrowings of $25.3 million and a weighted average interest rate of 7.8%.

Note 5. Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities as of the respective year-end balance sheets are as follows:

	Deferred tax asset (liability)
	February 2, 2002		February 3, 2001
	Current	Noncurrent	Current	Noncurrent
	(In thousands)
Net operating loss, general business credit, and alternative minimum tax credit carryforwards	$—	$8,283	$—	$11,734
Accrued expenses	19,732	13,542	12,550	8,782
Other deferred tax assets	3,522	8,788	3,295	3,398
Valuation allowance	—	(5,408)	—	(5,408)
Depreciation and amortization	—	(28,453)	—	(23,672)
Other deferred tax liabilities	(2,245)	(12,622)	(2,492)	(13,103)

	$21,009	$(15,870)	$13,353	$(18,269)

Net deferred tax assets (liabilities)		$5,139		$(4,916)

        The federal and state income tax provision is as follows:

	Fiscal Year
	2001(1)	2000(2)	1999
	(In thousands)
Federal:
Current	$62,681	$44,877	$24,393
Deferred	(9,433)	840	11,487

Total federal income tax provision	53,248	45,717	35,880

State:
Current	9,243	7,753	2,921
Deferred	(622)	(1,077)	1,289

Total state income tax provision	8,621	6,676	4,210

Total income tax provision	$61,869	$52,393	$40,090

(Notes on following page.)

Note 5. Income Taxes (Continued)

(Notes from table on preceding page.)

(1)
The total income tax provision for fiscal 2001 includes a provision of $65.6 million on income before the extraordinary loss from the early extinguishment of debt and a tax benefit of $3.7 million resulting from the extraordinary loss.

(2)
The total income tax provision for fiscal 2000 includes a provision of $53.6 million on income before the cumulative effect of a change in accounting principle and a tax benefit of $1.2 million resulting from the cumulative effect of a change in accounting principle.

        Reconciliation between the actual income tax provision and the income tax provision calculated by applying the federal statutory rate is as follows:

	Fiscal Year
	2001	2000	1999
	(In thousands)
Income tax provision at statutory rate	$52,815	$45,844	$35,837
Decrease in federal valuation allowance	—	(46)	—
Decrease in valuation allowance for state net operating losses, net of federal income tax effect	—	—	(1,571)
State income taxes, net of federal income tax effect	5,689	4,339	4,308
Amortization of intangibles	1,290	1,290	1,279
Other	2,075	966	237

Total income tax provision	$61,869	$52,393	$40,090

        At February 2, 2002, we had state net operating loss carryforwards to reduce future taxable income of approximately $60 million expiring at various dates between fiscal 2002 and fiscal 2018. We also have tax credit carryforwards of approximately $500,000 available to offset future income taxes. During fiscal 1999, we reduced our valuation allowance by $1.6 million for state net operating losses because it was more likely than not that the assets would be realized.

Note 6. Stockholders' Equity

Stock Split and Common Stock Issuances

        On October 31, 2001 our Board of Directors declared a two-for-one common stock split effected in the form of a stock dividend to stockholders of record as of the close of business on November 12, 2001, payable on November 26, 2001. An amount equal to the par value of shares issued in the stock split has been transferred from paid-in capital to the common stock account. All references to the number of shares of Common Stock (except for shares authorized), per share prices, and earnings per share amounts in the consolidated financial statements and related notes thereto have been adjusted to reflect the stock split on a retroactive basis, unless otherwise expressly stated.

        In October 1997, we began issuing Common Stock through our Dividend Reinvestment and Stock Purchase Plan, which provides owners of shares of our Common Stock and other interested investors with a convenient and economical method to purchase our Common Stock, and also provides us with a cost-efficient and flexible mechanism to raise equity capital. We may establish a discount of 0% to 5% in certain transactions to purchase shares under the Plan. During fiscal 2001, 2000, and 1999, we issued

782, 822, and 1,964 shares, respectively, through the Plan, generating $18,000, $14,000, and $27,000, respectively, in new equity.

        In October 1999, we began issuing our Common Stock through our Employees Stock Purchase Plan, which provides our employees with a convenient and economical means of purchasing our Common Stock, and also provides us with an additional way to raise equity capital. During fiscal 2001, 2000, and 1999, we issued 58,130, 66,576, and 16,070 shares, respectively, through the Plan, generating approximately $1.1 million, $922,000, and $208,000, respectively, in proceeds. Prior to October 1999, shares for the Employees Stock Purchase Plan were acquired through open market purchases.

Common Stock Repurchases

        On July 14, 1999, our Board of Directors authorized the repurchase of up to 10.0 million shares of our Common Stock. Pursuant to this plan, in fiscal 1999 we repurchased and placed in treasury 728,000 shares of our Common Stock for an aggregate purchase price of $11.5 million. In the first quarter of fiscal 2000, we retired all of our Common Stock held in treasury. Subsequent to the first quarter of fiscal 2000, through December 14, 2000, we repurchased and retired 9,272,000 shares of our Common Stock for an aggregate purchase price of $139.4 million (average of $15.03 per share) and, as a result, we completed the July 1999 stock repurchase plan.

        On December 14, 2000, our Board of Directors authorized the repurchase of an additional 2.0 million shares of our outstanding Common Stock. As of February 2, 2002, we have repurchased and retired 1.05 million shares under this plan at an average cost of $16.34 per share. We may continue our stock repurchases provided that market prices of our Common Stock make it advantageous. We are restricted by regulations of the Securities and Exchange Commission from making repurchases during specified time periods. Finally, under the agreements governing our outstanding indebtedness, we can only repurchase shares if we maintain or comply with specified financial ratios and other covenants.

Stock-Based Compensation

        On July 23, 2001, our Board of Directors adopted our 2001 Employee Stock Option Plan authorizing the grant of options exercisable for up to 2.0 million shares of our Common Stock. The terms of our 2001 Employee Stock Option Plan do not permit options under that plan to be granted to our executive officers and directors. The 2001 Employee Stock Option Plan has approximately 403,000 shares of Common Stock remaining for issuance.

        The 2001 General Stock Option Plan was approved by majority stockholder vote at our Annual Meeting of Stockholders on October 5, 2001. Our 2001 General Stock Option Plan authorizes the grant of options exercisable for up to 3.0 million shares of our Common Stock to our officers, directors, and employees, but we anticipate that options under this plan will be granted principally, if not exclusively, to our executive officers and directors who are not eligible for grants under our 2001 Employee Stock Option Plan. Proceeds from the exercise of stock options under our 2001 General Stock Option Plan are required to be used to repurchase shares of our own Common Stock under our current stock repurchase plan, except where not permitted by law or there is a compelling need to use the proceeds for other corporate purposes. Our 2001 General Stock Option Plan has approximately 2,825,000 shares of Common Stock remaining for issuance.

        Certain of our employees and key advisors, including directors, may participate in the 1997 Stock Option Plan, with an aggregate of approximately 1,652,000 shares of Common Stock remaining for issuance thereunder.

        Options issued to employees under the plans have a five year term and vest over a three year period following the date of grant, while options issued to directors under the plans have a five year term and vest immediately.

        We have elected to follow the APB Opinion No. 25, Accounting For Stock Issued To Employees, and related guidance in accounting for our employee stock options. The exercise price of our employee stock options equals the market price of the underlying stock on the date of grant and, as a result, we do not recognize compensation expense for stock option grants.

        Pro forma information regarding net income and earnings per common share, as required by the provisions of SFAS No. 123, Accounting For Stock-Based Compensation, has been determined as if we had accounted for our employee stock options under the fair value method. The fair value for the options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Fiscal Year
	2001	2000	1999
Risk-free interest rates	3.76%	6.24%	5.43%
Dividend yield	0%	0%	0%
Expected volatility rates of our Common Stock	67.1%	73.8%	57.2%
Weighted average expected life of options (in years)	2.01	2.55	3.20

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Our employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate. In addition, options vest over several years and additional option grants are expected. As a result, we believe the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options and the effects of the following hypothetical calculations are not likely to be representative of similar future calculations.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. Our pro forma information is as follows:

	Fiscal Year
	2001(1)	2000(2)	1999
	(In thousands except per share data)
Pro forma net income	$76,261	$68,213	$50,188
Pro forma earnings per common share:
Basic	1.18	1.03	0.87
Diluted	1.15	1.00	0.78

(1)
The fiscal 2001 pro forma net income amount includes the extraordinary loss from the early extinguishment of debt, net of income tax. See Note 4 of Notes to Consolidated Financial Statements.

(2)
The fiscal 2000 pro forma net income amount includes the cumulative effect of the change in accounting principle, net of income tax. See Note 2 of Notes to Consolidated Financial Statements.

        For fiscal 2001, 2000, and 1999, our stock option activity is summarized below:

	Fiscal Year
	2001		2000		1999
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(In thousands except price per share data)
Outstanding at beginning of year	8,306	$14.56	14,806	$10.88	13,972	$9.77
Granted	2,986	20.77	3,012	19.56	5,174	12.03
Exercised	(1,965)	13.32	(8,908)	10.04	(3,714)	7.79
Forfeited/Expired	(1,098)	16.25	(604)	15.88	(626)	13.84

Outstanding at end of year	8,229	$16.88	8,306	$14.56	14,806	$10.89

Exercisable at end of year	3,753	$13.34	3,672	$11.85	10,670	$9.93
Weighted average fair value of options granted during the year		$8.18		$9.57		$5.35

         The following table summarizes information about stock options outstanding at February 2, 2002:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$6.87— 9.16	1,625	2.1	$8.95	1,622	$8.95
9.17—11.45	220	1.9	10.94	217	10.93
11.46—13.74	240	3.4	12.73	79	12.77
13.75—16.03	1,244	2.3	14.77	771	14.86
16.04—18.32	674	3.6	17.32	432	17.39
18.33—20.61	303	3.7	19.79	64	20.08
20.62—22.90	3,854	4.1	20.95	565	20.92
22.91—25.69	22	4.0	24.42	3	22.91
25.69—35.00	47	4.9	33.60	—	—

	8,229	3.3	$16.88	3,753	$13.34

Note 7. Retirement Plans

        We sponsor a 401(k) Savings Plan for our eligible employees and certain of our subsidiaries. Participation in the 401(k) Savings Plan is voluntary and available to any employee who is 21 years of age and has completed 500 hours of service in a six-month eligibility period. Participants may elect to contribute up to 15% of their compensation on a pre-tax basis and up to 10% on an after-tax basis. In accordance with the provisions of the 401(k) Savings Plan, we make a matching cash contribution to the account of each participant in an amount equal to 50% of the first 6% of eligible compensation contributed by each participant not to exceed 3% of the participant's total compensation for the year. Our matching contribution expense, net of forfeitures, was $1,917,000, $1,808,000, and $1,475,000 for fiscal 2001, 2000, and 1999, respectively.

        Effective August 1, 1999, we adopted the Michaels Stores, Inc. Deferred Compensation Plan to provide eligible employees, directors, and certain consultants the opportunity to defer receipt of current compensation. The amount of compensation deferred by each participant electing to participate in the Deferred Compensation Plan is determined in accordance with the terms of the Deferred Compensation Plan, based on elections by the plan participants and paid in accordance with the terms of the Deferred Compensation Plan. We provide matching cash contributions equal to 50% of the first 6% of compensation deferred under the Deferred Compensation Plan, reduced by the matching contributions credited to the participant under our 401(k) Savings Plan. Our matching contribution expense was $228,000, $298,000, and $84,000 for fiscal 2001, 2000, and 1999, respectively. Deferred amounts and matching contributions are deposited each pay period in a trust that qualifies as a grantor trust under the Internal Revenue Code of 1986, as amended. The funds are invested in individual participant life insurance contracts. We own these contracts and are co-beneficiaries with the participant's designee. Participants must elect investments for their deferrals and matching contributions from a variety of hypothetical benchmark funds. The return on the underlying investments determines the amount of earnings and losses that are credited or debited to the participant's account. Amounts deferred, matching contributions, and earnings and losses are 100% vested. Our obligations under the Deferred Compensation Plan are unsecured general obligations and rank equally with our other unsecured general creditors.

Note 8. Commitments and Contingencies

Commitments

        We operate stores and use distribution centers, office facilities, and equipment that are generally leased under non-cancelable operating leases, the majority of which provide for renewal options. Future minimum annual rental commitments for all non-cancelable operating leases as of February 2, 2002 are as follows (in thousands):

For the Fiscal Year:
2002	$198,498
2003	194,039
2004	174,793
2005	156,346
2006	140,803
Thereafter	509,500

Total minimum rental commitments	$1,373,979

        Rental expense applicable to non-cancelable operating leases was $172,571,000, $149,630,000, and $122,962,000 in fiscal 2001, 2000, and 1999, respectively.

Raniwala Proceeding

        On May 2, 2000, Taiyeb Raniwala, a former assistant manager of a Michaels store, filed a purported class action complaint against us, on behalf of Michaels stores' former and current assistant store managers. The Raniwala Complaint was filed in the Alameda County Superior Court, California and alleged that we violated various California laws by erroneously treating Michaels stores' assistant store managers as "exempt" employees who were not entitled to overtime compensation. Based on these allegations, the Raniwala Complaint asserted that we: (1) violated various California Wage Orders; (2) violated Section 17200 of the California Business and Professions Code; and (3) engaged in conversion. The Raniwala Complaint sought back wages, interest, penalties, and attorneys' fees.

        On June 6, 2001, we negotiated a tentative settlement of the purported class action with Raniwala. As a result, we recorded a litigation settlement charge of $3.2 million in the first quarter of fiscal 2001, covering all claims, attorneys' fees, and estimated payroll taxes. The settlement, in exchange for a full release of claims, received final approval from the Alameda county Superior Court on November 20, 2001, and as a result, the case against us was dismissed effective November 20, 2001. The distribution of the settlement proceeds was made on January 19, 2002.

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

        On March 15, 2002, Aaron Brothers negotiated a definitive settlement of the purported class action with Collins, subject to final court approval. The Court granted preliminary approval of the settlement on March 29, 2002. As a result, Aaron Brothers recorded a litigation settlement charge of $5.0 million in the fourth quarter of fiscal 2001, covering all claims, attorneys' fees, and estimated payroll taxes.

MJDesigns Proceeding

        On January 15, 1999, MJDesigns, Inc., a competitor, filed a complaint alleging Michaels representatives disseminated negative information about the financial stability of MJDesigns, which, it was contended, contributed to MJDesigns bankruptcy filing. On August 5, 1999, the parties reached a settlement, whereby we paid $1.5 million to MJDesigns and both parties executed mutual releases.

General

        We are a defendant from time to time in lawsuits incidental to our business. Based on currently available information, we believe that resolution of all known contingencies, including the Collins proceeding described above, is uncertain, and there can be no assurance that future costs of such litigation would not be material to our financial position or results of operations.

MICHAELS STORES, INC.

UNAUDITED SUPPLEMENTAL QUARTERLY FINANCIAL DATA

(In thousands except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2001(1):
Net sales	$524,720	$486,078	$611,911	$908,018
Cost of sales and occupancy expense(2)	347,439	326,566	396,060	590,706
Operating income(3)	16,084	13,547	37,941	112,144
Income before extraordinary loss	7,289	4,673	18,820	63,566
Net income	7,289	4,673	13,502	63,566
Earnings per common share excluding the extraordinary loss:
Basic	$0.11	$0.07	$0.29	$0.97
Diluted	$0.11	$0.07	$0.28	$0.92
Common shares used in per share calculations:
Basic	63,744	64,582	65,052	65,650
Diluted	65,054	66,352	66,906	69,417
Fiscal 2000(4):
Net sales	$474,152	$434,059	$525,735	$815,494
Cost of sales and occupancy expense	313,333	292,263	344,506	544,202
Operating income	21,338	11,600	29,328	86,151
Income before cumulative effect of accounting change	10,082	4,554	15,694	50,111
Net income	8,230	4,554	15,694	50,111
Earnings per common share excluding the cumulative effect of accounting change:
Basic	$0.16	$0.07	$0.22	$0.77
Diluted	$0.16	$0.06	$0.22	$0.76
Common shares used in per share calculations:
Basic	61,194	68,070	71,346	65,062
Diluted	64,634	70,834	72,966	65,792

(1)
As more fully described in Note 4 of Notes to Consolidated Financial Statements, we incurred an extraordinary loss from the early extinguishment of debt in the amount of $5.3 million, net of income tax, in the third quarter of fiscal 2001.
(2)
Cost of sales and occupancy expense in the fourth quarter of fiscal 2001 includes a charge of $14.8 million to reduce the valuation of certain merchandise that did not conform to each store's specific plan-o-gram SKU program.
(3)
Operating income in the first quarter of fiscal 2001 includes a charge of $3.2 million for a litigation settlement of a purported class action brought by a former Michaels assistant manager. In the fourth quarter of fiscal 2001, operating income includes a charge of $5.0 million for a litigation settlement of a purported class action brought by a former Aaron Brothers assistant manager.
(4)
As more fully described in Note 2 of Notes to Consolidated Financial Statements, we changed our accounting policy with respect to revenue recognition related to the sale of custom frames effective retroactively as of the beginning of fiscal 2000. As a result, we restated our previously published fiscal 2000 quarterly financial data and recorded a charge of $1.9 million, net of income tax, in the first quarter of fiscal 2000 for the cumulative effect of the change on prior years.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 12, 2002

MICHAELS STORES, INC.
By:	/s/ R. MICHAEL ROULEAU R. Michael Rouleau President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ CHARLES J. WYLY, JR. Charles J. Wyly, Jr.	Chairman of the Board of Directors	April 12, 2002
/s/ SAM WYLY Sam Wyly	Vice Chairman of the Board of Directors	April 12, 2002
/s/ R. MICHAEL ROULEAU R. Michael Rouleau	President and Chief Executive Officer (Principal Executive Officer)	April 12, 2002
/s/ BRYAN M. DECORDOVA Bryan M. DeCordova	Executive Vice President—Chief Financial Officer (Principal Financial and Accounting Officer)	April 12, 2002
/s/ RICHARD E. HANLON Richard E. Hanlon	Director	April 12, 2002
/s/ RICHARD C. MARCUS Richard C. Marcus	Director	April 12, 2002
Liz Minyard	Director	April 12, 2002
/s/ ELIZABETH A. VANSTORY Elizabeth A. VanStory	Director	April 12, 2002

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Michaels Stores, Inc. (previously filed as Exhibit 4.1 to Form 10-Q for period ended November 3, 2001, filed by Registrant on December 18, 2001, SEC File No. 001-09338).
3.2	Certificate of Amendment to Restated Certificate of Incorporation of Michaels Stores, Inc. (previously filed as Exhibit 4.2 to Form 10-Q for period ended November 3, 2001, filed by Registrant on December 18, 2001, SEC File No. 001-09338).
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Michaels Stores, Inc., as amended (previously filed as Exhibit 4.3 to Form 10-Q for period ended November 3, 2001, filed by Registrant on December 18, 2001, SEC File No. 001-09338).
3.4	Amended and Restated Bylaws of Michaels Stores, Inc. (previously filed as Exhibit 4.4 to Form S-8 (Registration No. 333-71054), filed by Registrant on October 5, 2001).
4.1	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to Form 10-K for the year ended January 30, 1994, filed by Registrant on April 29, 1994, SEC File No. 000-11822).
4.2	Indenture, dated as of July 6, 2001, by and between the Michaels Stores, Inc. and The Bank of New York, as Trustee (previously filed as Exhibit 4.3 to Form S-4 (Registration No. 333-66462), filed by Registrant on August 1, 2001).
10.1	Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated (previously filed as Exhibit 10.1 to Form 10-Q for quarter ended August 4, 2001, filed by Registrant on September 18, 2001, SEC File No. 000-11822).*
10.2	Form of Indemnity Agreement between Michaels Stores, Inc. and certain officers and directors of the Registrant (previously filed as Exhibit 10.8 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 29, 1993, SEC File No. 000-11822).
10.3	Form of Employment Agreement between Michaels Stores, Inc. and Douglas B. Sullivan (previously filed as Exhibit 10.5 to Form 10-K for the year ended January 31, 1998, filed by Registrant on May 1, 1998, SEC File No. 000-11822).*
10.4	Term Lease Master Agreement between IBM Credit Corporation as Lessor and Michaels Stores, Inc. as Lessee (previously filed as Exhibit 10.18 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).
10.5	Common Stock and Warrant Agreement, dated as of October 16, 1984, between Michaels Stores, Inc. and Peoples Restaurants, Inc., including form of Warrant (previously filed as Exhibit 4.2 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 29, 1993, SEC File No. 000-11822).
10.6	First Amendment to Common Stock and Warrant Agreement, dated October 31, 1984, between The First Dallas Group, Ltd. and Michaels Stores, Inc. (previously filed as Exhibit 4.3 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 29, 1993, SEC File No. 000-11822).
10.7	Second Amendment to Common Stock and Warrant Agreement, dated November 28, 1984, between First Dallas Investments-Michaels I, Ltd. and Michaels Stores, Inc. (previously filed as Exhibit 4.4 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 29, 1993, SEC File No. 000-11822).
10.8	Third Amendment to Common Stock and Warrant Agreement, dated February 27, 1985, between First Dallas Investments-Michaels I, Ltd., The First Dallas Group, Ltd., Sam Wyly, Charles J. Wyly, Jr., and Michaels Stores, Inc. (previously filed as Exhibit 10.23 to Form S-1 (Registration No. 33-09456), filed by Registrant on October 14, 1986).
10.9	Amendment to Common Stock and Warrant Agreement, dated as of September 1, 1992, between Michaels Stores, Inc. and the other parties named therein (previously filed as Exhibit 4.8 to Form S-8 (Registration No. 33-54726), filed by Registrant on November 20, 1992).

10.10	Bonus Plan for Officers and Employees (filed herewith).*
10.11	Michaels Stores, Inc. Amended and Restated 1997 Employees Stock Purchase Plan (previously filed as Exhibit 99.2 to Form 8-K, filed by Registrant on February 1, 2002, SEC File No. 001-09338).*
10.12	Michaels Stores, Inc. 1997 Stock Option Plan (previously filed as Exhibit 10.2 to Form 10-Q for quarter ended May 3, 1997, filed by Registrant on June 17, 1997, SEC File No. 000-11822).*
10.13	Michaels Stores, Inc. 2001 Employee Stock Option Plan (previously filed as Exhibit 99.1 to Form S-8 (Registration No. 333-66122), filed by Registrant on July 27, 2001).
10.14	Michaels Stores, Inc. 2001 General Stock Option Plan (previously filed as Exhibit 99.1 to Form S-8 (Registration No. 33-71054), filed by Registrant on October 5, 2001).*
10.15	Revolving Credit Agreement, dated May 1, 2001, among Michaels Stores, Inc., Fleet National Bank, and the other lenders named therein (previously filed as Exhibit 10.1 to Form 10-Q for period ended May 5, 2001, filed by Registrant on June 19, 2001, SEC File No. 000-11822).
10.16	First Amendment and Consent to Revolving Credit Agreement, dated as of December 31, 2001, among Michaels Stores, Inc., Fleet National Bank, and the other lenders named therein (filed herewith).
10.17	Stock Purchase Agreement, dated as of March 29, 1996, between Michaels Stores, Inc. and Quayle Limited (previously filed as Exhibit 4.7 to Form 10-K for the year ended January 28, 1996, filed by Registrant on April 29, 1996, SEC File No. 000-11822).
10.18	Stock Purchase Agreement, dated as of March 29, 1996, between Michaels Stores, Inc. and Locke Limited (previously filed as Exhibit 4.8 to Form 10-K for the year ended January 28, 1996, filed by Registrant on April 29, 1996, SEC File No. 000-11822).
10.19	Stock Purchase Agreement, dated as of March 29, 1996, between Michaels Stores, Inc. and Fugue Limited (previously filed as Exhibit 4.9 to Form 10-K for the year ended January 28, 1996, filed by Registrant on April 29, 1996, SEC File No. 000-11822).
10.20	Option Agreement, dated as of December 23, 1996, between Michaels Stores, Inc. and Devotion Limited (previously filed as Exhibit 10.28 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).
10.21	Option Agreement, dated as of December 23, 1996, between Michaels Stores, Inc. and Elegance Limited (previously filed as Exhibit 10.29 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).
10.22	Michaels Stores, Inc. Deferred Compensation Plan, amended and restated as of January 1, 2002 (filed herewith).*
10.23	Employment Agreement between Michaels Stores, Inc. and R. Michael Rouleau, dated March 20, 2001 (previously filed as Exhibit 10.22 to Form 10-K for year ended February 3, 2001, filed by Registrant on April 30, 2001, SEC File No. 000-11822).*
10.24	Separation Agreement and Release between Michaels Stores, Inc. and John C. Martin dated March 26, 2001 (previously filed as Exhibit 10.23 to Form 10-K for year ended February 3, 2001, filed by Registrant on April 30, 2001, SEC File No. 000-11822).*
21.1	Subsidiaries of Michaels Stores, Inc. (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c).

QuickLinks

PART I
PART II
PART III
PART IV
MICHAELS STORES, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
MICHAELS STORES, INC. CONSOLIDATED BALANCE SHEETS (In thousands except share data)
MICHAELS STORES, INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands except per share data)
MICHAELS STORES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
MICHAELS STORES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Three Years Ended February 2, 2002 (In thousands except share data)
MICHAELS STORES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MICHAELS STORES, INC. UNAUDITED SUPPLEMENTAL QUARTERLY FINANCIAL DATA (In thousands except per share data)
SIGNATURES
EXHIBIT INDEX