Form 10-Q
period 2002-05-04
MICHAELS STORES INC
filed 2002-06-18
CIK 740670

Use these links to rapidly review the document
MICHAELS STORES, INC. FORM 10-Q Part I—FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the quarterly period ended May 4, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

        Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

Title	Shares Outstanding as of June 11, 2002
Common Stock, par value $.10 per share	66,370,673

MICHAELS STORES, INC.

FORM 10-Q

Part I—FINANCIAL INFORMATION

MICHAELS STORES, INC.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	May 4, 2002	February 2, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$160,293	$193,025
Merchandise inventories	767,795	714,309
Prepaid expenses and other	20,034	21,720
Deferred income taxes	21,017	21,009

Total current assets	969,139	950,063

Property and equipment, at cost	661,184	628,192
Less accumulated depreciation	(302,520)	(289,881)

	358,664	338,311

Goodwill, net	115,839	115,839
Other assets	11,505	10,420

	127,344	126,259

Total assets	$1,455,147	$1,414,633

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$171,121	$128,212
Accrued liabilities and other	175,752	186,280
Income taxes payable	6,768	36,715

Total current liabilities	353,641	351,207

Senior Notes due 2009	200,000	200,000
Deferred income taxes	15,873	15,870
Other long-term liabilities	25,701	22,992

Total long-term liabilities	241,574	238,862

	595,215	590,069

Commitments and contingencies
Stockholders' equity:
Common Stock, $0.10 par value, 150,000,000 shares authorized; shares issued and outstanding of 66,301,087 at May 4, 2002 and 65,697,393 at February 2, 2002	6,630	6,570
Additional paid-in capital	473,214	459,235
Retained earnings	380,088	358,759

Total stockholders' equity	859,932	824,564

Total liabilities and stockholders' equity	$1,455,147	$1,414,633

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Quarter Ended
	May 4, 2002	May 5, 2001
Net sales	$603,220	$524,720
Cost of sales and occupancy expense	396,851	347,439

Gross profit	206,369	177,281
Selling, general, and administrative expense	165,403	156,428
Store pre-opening costs	1,684	1,616
Litigation settlement	—	3,153

Operating income	39,282	16,084
Interest expense	5,084	3,778
Other (income) and expense, net	(854)	(48)

Income before income taxes	35,052	12,354
Provision for income taxes	14,371	5,065

Net income	$20,681	$7,289

Earnings per common share:
Basic	$0.31	$0.11

Diluted	$0.29	$0.11

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Quarter Ended
	May 4, 2002	May 5, 2001
Operating activities:
Net income	$20,681	$7,289
Adjustments:
Depreciation	18,609	15,466
Amortization	100	1,032
Other	260	102
Change in assets and liabilities:
Merchandise inventories	(53,486)	(81,001)
Prepaid expenses and other	1,686	2,828
Deferred income taxes and other	1,325	(267)
Accounts payable	42,909	26,090
Income taxes payable	(25,416)	1,998
Accrued liabilities and other	(9,890)	1,638

Net change in assets and liabilities	(42,872)	(48,714)

Net cash used in operating activities	(3,222)	(24,825)

Investing activities:
Additions to property and equipment	(38,898)	(19,040)
Net proceeds from sales of property and equipment	11	13

Net cash used in investing activities	(38,887)	(19,027)

Financing activities:
Net borrowings under the Credit Agreement	—	29,200
Payment of other long-term liabilities	(132)	(247)
Proceeds from stock options exercised	9,163	7,777
Proceeds from issuance of common stock and other	346	296

Net cash provided by financing activities	9,377	37,026

Net decrease in cash and equivalents	(32,732)	(6,826)
Cash and equivalents at beginning of period	193,025	28,191

Cash and equivalents at end of period	$160,293	$21,365

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended May 4, 2002

(Unaudited)

Note 1.    Basis of Presentation

        The consolidated financial statements include the accounts of Michaels Stores, Inc. and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. All expressions of "us," "we," "our," and all similar expressions are references to Michaels Stores, Inc. and our consolidated wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other items, as disclosed) considered necessary for a fair presentation have been included. Because of the seasonal nature of our business, the results of operations for the 13 weeks ended May 4, 2002 are not indicative of the results to be expected for the entire year.

        The balance sheet at February 2, 2002 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

        All references herein to "fiscal 2002" relate to the 52 weeks ending February 1, 2003 and all references to "fiscal 2001" relate to the 52 weeks ended February 2, 2002. In addition, all references herein to "the first quarter of fiscal 2002" relate to the 13 weeks ended May 4, 2002 and all references to "the first quarter of fiscal 2001" relate to the 13 weeks ended May 5, 2001.

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

        The following table sets forth the computation of basic and diluted earnings per common share:

	Quarter Ended
	May 4, 2002	May 5, 2001
	(In thousands, except per share data)
Numerator:
Net income	$20,681	$7,289

Denominator:
Denominator for basic earnings per common share-weighted average shares	65,959	63,744
Effect of dilutive securities:
Employee stock options	4,216	1,310

Denominator for diluted earnings per common share-weighted average shares adjusted for dilutive securities	70,175	65,054

Earnings per common share:
Basic	$0.31	$0.11

Diluted	$0.29	$0.11

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

Note 4.    Credit Agreement

        Effective May 1, 2001, we signed a new $200 million unsecured revolving bank credit facility with Fleet National Bank and other lending institutions, which replaced the previous $100 million unsecured revolving bank credit facility. The Credit Agreement had an original term of three years (with a maturity extension for one additional year available under certain conditions) and contains a $25 million competitive bid feature and a $70 million letter of credit sub-facility. Effective May 24, 2002, pursuant to the terms of the Credit Agreement, our lenders agreed to extend the term of our Credit Agreement from April 30, 2004 to April 30, 2005.

        We are in compliance with all terms and conditions of the Credit Agreement. No borrowings were outstanding under the Credit Agreement as of May 4, 2002 or at any time during the first quarter of fiscal 2002. Borrowings outstanding under the Credit Agreement were $29.2 million as of May 5, 2001. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit Agreement ($8.7 million as of May 4, 2002). In the first quarter of fiscal 2001, borrowings under the Credit Agreement and the previous $100 million bank credit facility were outstanding for 79 days, with average outstanding borrowings of $13.0 million and a weighted average interest rate of 7.33%.

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

Collins Proceeding

        On April 16, 1999, Suzanne Collins, a former assistant manager of our subsidiary, Aaron Brothers, Inc., filed a class action complaint against Aaron Brothers on behalf of Aaron Brothers' former store managers, assistant store managers, and managers-in-training. The Collins Complaint was filed in the Los Angeles County Superior Court, California and alleges that Aaron Brothers violated various California laws by erroneously treating its store managers, assistant store managers, and managers-in-training as "exempt" employees who are not entitled to overtime compensation. Based on these allegations, the Collins Complaint asserts that Aaron Brothers: (1) violated various California Labor Codes; (2) violated Section 17200 of the California Business and Professions Code; and (3) engaged in conversion. The Collins Complaint seeks back wages, interest, penalties, punitive damages, and attorneys' fees.

        On March 15, 2002, Aaron Brothers negotiated a definitive settlement of the purported class action with Collins, subject to final court approval. The Court granted preliminary approval of the settlement on March 29, 2002. As a result, Aaron Brothers recorded a litigation settlement charge of

$5.0 million in the fourth quarter of fiscal 2001, covering all claims, attorneys' fees, and estimated payroll taxes. On June 12, 2002, the Court approved the settlement and the judgment was entered. The appeal period expires on August 12, 2002.

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

Note 6.    Recent Accounting Pronouncements

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, and Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. In the first quarter of fiscal 2002, we adopted the provisions of SFAS No. 144, and they had no material impact on our consolidated operating results or financial position.

        In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the provisions of SFAS No. 141 and No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets with finite useful lives will continue to be amortized over their useful lives. We adopted these provisions in the first quarter of fiscal 2002. During the first quarter of fiscal 2002, we performed the first of the required impairment tests of goodwill and indefinite lived intangible assets, and the tests did not result in an impairment charge.

        The following pro forma financial information reflects net income and diluted earnings per common share as if goodwill were not subject to amortization in the first quarter of fiscal 2001.

	Quarter Ended
	May 4, 2002	May 5, 2001
	(In thousands, except per share data)
Net income as reported	$20,681	$7,289
Add back:
Goodwill amortization, net of income taxes	—	553

Pro forma net income	$20,681	$7,842

Pro forma earnings per common share:
Basic	$0.31	$0.12

Diluted	$0.29	$0.12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Certain statements contained in this discussion and analysis (or elsewhere in this Quarterly Report on Form 10-Q), which are not historical facts, are forward-looking statements that reflect our plans, estimates, and beliefs. Words such as "anticipates," "plans," "expects," "believes," and similar expressions often identify forward-looking statements. Our actual results could materially differ from those discussed in these forward-looking statements, which involve risks and uncertainties, including, but not limited to, customer demand and trends in the arts and crafts industry, impact of competitors' locations, pricing, and products, related inventory risks due to shifts in customer demand, impact of economic conditions, the availability of acceptable locations for new stores, difficulties in implementing information system technologies, supply constraints, results of financing efforts, effectiveness of advertising strategies, and other risks detailed in our Securities and Exchange Commission filings.

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

General

        All references herein to "fiscal 2002" relate to the 52 weeks ending February 1, 2003 and all references to "fiscal 2001" relate to the 52 weeks ended February 2, 2002. In addition, all references herein to "the first quarter of fiscal 2002" relate to the 13 weeks ended May 4, 2002 and all references to "the first quarter of fiscal 2001" relate to the 13 weeks ended May 5, 2001.

        The following table sets forth certain of our unaudited operating data (dollar amounts in thousands):

	Quarter Ended
	May 4, 2002	May 5, 2001
Michaels stores:
Retail stores open at end of period	713	644
Retail stores opened during the period	19	16
Retail stores closed during the period	1	—
Retail stores relocated during the period	8	4
Aaron Brothers stores:
Retail stores open at end of period	142	123
Retail stores opened during the period	3	4
Star Wholesale store:
Wholesale store open at end of period	1	1
Other operating data:
EBITDA(1)	$58,845	$32,630
Adjusted EBITDA(2)	58,845	37,130
Working capital	615,498	453,380
Comparable store sales increase(3)	5%	3%

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
(2)
Adjusted EBITDA is calculated as income before income taxes plus interest, depreciation, amortization, and unusual, non-recurring charges. Adjusted EBITDA for the first quarter of fiscal 2001 excludes costs of $1.3 million related to senior executive severance and litigation settlement charges of $3.2 million.
(3)
Comparable store sales increase represents the increase in net sales for stores open the same number of months in the indicated and comparable period of the previous year, including stores that were relocated or expanded during either period, adjusted for unusual circumstances year over year such as inclement weather and natural disasters. A store is deemed to become comparable in its 14th full month of operation in order to eliminate grand opening sales distortions. The calculation of comparable store sales increases excludes the effect of deferring the recognition of custom frame sales for orders that have not been picked up by the customer at the end of the period.

Results of Operations

        The following table sets forth the percentage relationship to net sales of each line item of our unaudited consolidated statements of income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes contained herein.

	Quarter Ended
	May 4, 2002	May 5, 2001
Net sales	100.0%	100.0%
Cost of sales and occupancy expense	65.8	66.2

Gross profit	34.2	33.8
Selling, general, and administrative expense	27.4	29.8
Store pre-opening costs	0.3	0.3
Litigation settlement	—	0.6

Operating income	6.5	3.1
Interest expense	0.8	0.7
Other (income) and expense, net	(0.1)	(0.0)

Income before income taxes	5.8	2.4
Provision for income taxes	2.4	1.0

Net income	3.4%	1.4%

Quarter Ended May 4, 2002 Compared to the Quarter Ended May 5, 2001

        Net sales for the first quarter of fiscal 2002 increased $78.5 million, or 15%, over the first quarter of fiscal 2001. At the end of the first quarter of fiscal 2002, we operated 713 Michaels and 142 Aaron Brothers retail stores. The results for the first quarter of fiscal 2002 included sales from 78 Michaels and 19 Aaron Brothers retail stores that were opened during the 12-month period ended May 4, 2002, more than offsetting lost sales from the closure of nine Michaels stores. Sales at the new stores (net of closures) during the first quarter of fiscal 2002 accounted for $51.4 million of the increase in net sales. Comparable store sales increased 5% in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001, which contributed $26.0 million to the net sales increase. The improvement in comparable store sales was due to a strong performance in our core categories of apparel crafts, books, kid's crafts, art supplies, ribbon, general crafts, and stitchery. Going forward, we expect to achieve comparable store sales increases for the remainder of fiscal 2002, taken as a whole. Our ability to continue to generate comparable store sales increases is dependent, in part, on our ability to continue to maintain store in-stock positions on the top-selling items, to properly allocate seasonal merchandise to our stores, and the success of our sales promotion efforts.

        Cost of sales and occupancy expense, as a percentage of net sales, for the first quarter of fiscal 2002 was 65.8%, a decrease of 0.4% compared to the first quarter of fiscal 2001. This decrease was primarily attributable to improved merchandise margins and a leveraging of occupancy expense on higher average net sales per store compared with the first quarter of fiscal 2001.

        Selling, general, and administrative expense was $165.4 million, or 27.4% of net sales, in the first quarter of fiscal 2002 compared with $156.4 million, or 29.8% of net sales, in the first quarter of fiscal 2001, which includes one-time costs of $1.3 million related to senior executive severance. Excluding this one-time severance charge, selling, general, and administrative expense was $155.1 million, or 29.6% of net sales, in the first quarter of fiscal 2001. The decrease as a percentage of net sales to 27.4% in the first quarter of fiscal 2002 from 29.6% in the first quarter of fiscal 2001 was due in part to a decrease in net advertising expense as a result of fewer promotional events and higher co-op advertising income recognized in the first quarter of fiscal 2002 compared with the first quarter of fiscal 2001. In addition, payroll and related expenses decreased as a percentage of net sales as a result of our higher average net sales per store compared with the first quarter of fiscal 2001. Furthermore, as a result of our adoption of the provisions of SFAS No. 142 in the first quarter of fiscal 2002, amortization expense decreased $921,000 in the first quarter of fiscal 2002 compared with the first quarter of fiscal 2001.

        Store pre-opening costs remained relatively constant at 0.3% of net sales for both the first quarter of fiscal 2002 and the first quarter of fiscal 2001. In the first quarter of fiscal 2002, we opened or relocated 27 Michaels and three Aaron Brothers stores compared to 20 Michaels and four Aaron Brothers stores opened or relocated in the first quarter of fiscal 2001.

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

        Operating income increased by 3.4%, as a percentage of net sales, to $39.3 million in the first quarter of fiscal 2002 compared with $16.1 million for the first quarter of fiscal 2001. Operating income for the first quarter of fiscal 2001 was negatively impacted by one-time severance costs of $1.3 million and the litigation settlement charge of $3.2 million. Excluding the effects of the one-time severance charge and the litigation settlement charge in the first quarter of fiscal 2001, operating income increased 91% from $20.6 million, or 3.9% of net sales, in the first quarter of fiscal 2001.

        Interest expense (net of interest income) increased to $4.2 million, or 0.7% of net sales, in the first quarter of fiscal 2002 from $3.7 million, or 0.7% of net sales, in the first quarter of fiscal 2001 as a result of higher interest expense on the $200 million of 9 1/4% Senior Notes due July 1, 2009, which were issued in July 2001, compared to the $125 million of 10 7/8% Senior Notes due 2006, which were redeemed in August 2001. This increase was partially offset by higher interest income in the first quarter of fiscal 2002 as a result of larger invested cash balances compared to the first quarter of fiscal 2001.

        The effective tax rate was 41% for both the first quarter of fiscal 2002 and the first quarter of fiscal 2001.

        Net income for the first quarter of fiscal 2002 was $20.7 million, or $0.29 per diluted share, compared to $7.3 million, or $0.11 per diluted share, for the first quarter of fiscal 2001. Excluding the effects of the one-time severance charge and the litigation settlement charge, net income for the first quarter of fiscal 2001 was $9.9 million, or $0.15 per diluted share.

Liquidity and Capital Resources

Changes in Cash and Equivalents

        Cash flow used in operating activities during the first quarter of fiscal 2002 was $3.2 million, compared to $24.8 million during the first quarter of fiscal 2001. The decrease in cash used in operating activities of $21.6 million, from the first quarter of fiscal 2001 to the first quarter of fiscal 2002, was primarily attributable to an increase in net income of $13.4 million and the change in merchandise inventories net of the change in accounts payable of $44.3 million, partially offset by the increase in the change in income taxes payable and accrued liabilities of $38.9 million. Inventories per Michaels store of $1.027 million at May 4, 2002 decreased 7.1% from $1.106 million at May 5, 2001. We anticipate average inventory per Michaels store to increase 4% to 6% by the end of fiscal 2002.

        Cash flow used in investing activities in the first quarter of fiscal 2002 was $38.9 million compared to $19.0 million in the first quarter of fiscal 2001. Cash flow from investing activities in the first quarter of fiscal 2002 was due in part to capital expenditures related to the completion of our new Hazleton, Pennsylvania distribution center, the expansion of our Lancaster, California distribution center, and the opening of 19 Michaels and three Aaron Brothers stores and the relocation of eight Michaels stores in the first quarter of fiscal 2002.

        The following table sets forth capital expenditures for the first quarter of fiscal 2002 and the first quarter of fiscal 2001 (unaudited):

	Quarter Ended
	May 4, 2002	May 5, 2001
	(In thousands)
New and relocated stores and stores not yet opened	$10,337	$9,691
Existing stores	1,913	3,413
Distribution system expansion	23,410	1,992
Information systems	1,647	1,984
Corporate and other	1,591	1,960

	$38,898	$19,040

        We anticipate capital expenditures for fiscal 2002 to total approximately $150.0 million. In fiscal 2002, we plan to open approximately 65 Michaels and approximately 15 Aaron Brothers stores.

        Cash flow provided by financing activities in the first quarter of fiscal 2002 was $9.4 million compared to $37.0 million in the first quarter of fiscal 2001. The decrease in cash provided by financing activities was primarily due to a decrease in borrowings against our revolving bank credit facility from the first quarter of fiscal 2001 to the first quarter of fiscal 2002. This decrease in cash provided by financing activities was partially offset by an increase in the proceeds from the exercise of stock options. Proceeds from the exercise of stock options were $9.2 million for approximately 592,000 shares of our Common Stock in the first quarter of fiscal 2002 and $7.8 million for approximately 651,000 shares of our Common Stock in the first quarter of fiscal 2001.

Bank Credit Facility

        Effective May 1, 2001, we signed a new $200 million unsecured revolving bank credit facility with Fleet National Bank and other lending institutions, which replaced the previous $100 million unsecured revolving bank credit facility. The Credit Agreement had an original term of three years (with a maturity extension for one additional year available under certain conditions) and contains a $25 million competitive bid feature and a $70 million letter of credit sub-facility. Effective May 24, 2002, pursuant to the terms of the Credit Agreement, our lenders agreed to extend the term of our Credit Agreement from April 30, 2004 to April 30, 2005.

        We are in compliance with all terms and conditions of the Credit Agreement. No borrowings were outstanding under the Credit Agreement as of May 4, 2002 or at any time during the first quarter of fiscal 2002. Borrowings outstanding under the Credit Agreement were $29.2 million as of May 5, 2001. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit Agreement ($8.7 million as of May 4, 2002, and increased to $16.7 million as of May 28, 2002). In the first quarter of fiscal 2001, borrowings under the Credit Agreement and the previous $100 million bank credit facility were outstanding for 79 days, with average outstanding borrowings of $13.0 million and a weighted average interest rate of 7.33%.

General

        On October 31, 2001, our Board of Directors declared a two-for-one common stock split effected in the form of a stock dividend to stockholders of record as of the close of business on November 12, 2001, payable on November 26, 2001. An amount equal to the par value of shares issued in the split has been transferred from paid-in capital to the common stock account.

        In July 2001, we issued $200 million in principal amount of the 9 1/4% Senior Notes due 2009 in a private placement under Securities and Exchange Commission Rule 144A to a limited number of qualified institutional buyers. The Senior Notes due 2009 are unsecured and interest thereon is payable semi-annually on each January 1 and July 1, beginning on January 1, 2002. In August 2001, as required by the contract with the purchasers of the Senior Notes due 2009, we made an offer to exchange all of the privately placed Senior Notes due 2009 for an equal principal amount of Senior Notes due 2009, which are registered with the Securities and Exchange Commission and have substantially identical terms. As of October 1, 2001, all of the privately placed Senior Notes due 2009 were exchanged for registered Senior Notes due 2009.

        On December 14, 2000, our Board of Directors authorized the repurchase of 2.0 million shares of our outstanding Common Stock. Under the agreements governing our outstanding indebtedness, we can only repurchase shares of our Common Stock if we maintain or comply with specified financial ratios and other covenants. While we are in full compliance with the covenants of our outstanding indebtedness, we made no purchases of shares of our Common Stock during the first quarter of fiscal 2002. As of May 4, 2002, we have repurchased and retired 1.05 million shares under this plan at an average cost of $16.34 per share. We may also be restricted by regulations of the Securities and Exchange Commission from making future repurchases during certain time periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        We have market risk exposure arising from changes in interest rates. The interest rates on our Credit Agreement are repriced frequently, at market prices, which would result in carrying amounts that approximate fair value. We had no borrowings outstanding under our Credit Agreement at May 4, 2002. In July 2001, we issued $200 million of the Senior Notes due 2009 with a fixed interest rate of 9 1/4%. In August 2001, we used a portion of the proceeds from the Senior Notes due 2009 to redeem the Senior Notes due 2006. Generally, the fair market value of our fixed interest rate long-term debt will increase as interest rates fall and decrease as interest rates rise. Our market risk is described in more detail in our Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

MICHAELS STORES, INC.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings.

Collins Proceeding

        On April 16, 1999, Suzanne Collins, a former assistant manager of our subsidiary, Aaron Brothers, Inc., filed a class action complaint against Aaron Brothers on behalf of Aaron Brothers' former store managers, assistant store managers, and managers-in-training. The Collins Complaint was filed in the Los Angeles County Superior Court, California and alleges that Aaron Brothers violated various California laws by erroneously treating its store managers, assistant store managers, and managers-in-training as "exempt" employees who are not entitled to overtime compensation. Based on these allegations, the Collins Complaint asserts that Aaron Brothers: (1) violated various California Labor Codes; (2) violated Section 17200 of the California Business and Professions Code; and (3) engaged in conversion. The Collins Complaint seeks back wages, interest, penalties, punitive damages, and attorneys' fees.

        On March 15, 2002, Aaron Brothers negotiated a definitive settlement of the purported class action with Collins, subject to final court approval. The Court granted preliminary approval of the settlement on March 29, 2002. As a result, Aaron Brothers recorded a litigation settlement charge of $5.0 million in the fourth quarter of fiscal 2001, covering all claims, attorneys' fees, and estimated payroll taxes. On June 12, 2002, the Court approved the settlement and the judgment was entered. The appeal period expires on August 12, 2002.

General

        We are a defendant from time to time in lawsuits incidental to our business. Based on currently available information, we believe that resolution of all known contingencies, including the litigation described above, is uncertain, and there can be no assurance that future costs of such litigation would not be material to our financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:
	10.1	First Amendment to Michaels Stores, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2002, dated April 30, 2002 (filed herewith).
	10.2	First Amendment to the Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated, dated December 5, 2001 (filed herewith).
	10.3	Second Amendment to Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated, dated January 17, 2002 (filed herewith).
(b)	Reports on Form 8-K:
	1.	Report on Form 8-K, dated November 12, 2001 and filed with the Securities and Exchange Commission on February 15, 2002, reporting Item 5.
2.
Report on Form 8-K, dated November 12, 2001 and filed with the Securities and Exchange Commission on March 8, 2002, reporting Items 5 and 7 and filing Michaels Stores, Inc. Press Release, dated February 1, 2002.
	3.	Report on Form 8-K, dated and filed with the Securities and Exchange Commission on March 22, 2002, reporting Items 5 and 7 and filing Michaels Stores, Inc. Press Release, dated March 22, 2002.

MICHAELS STORES, INC.
SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAELS STORES, INC.
By:	/s/ BRYAN M. DECORDOVA Bryan M. DeCordova Executive Vice President— Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: June 18, 2002

INDEX TO EXHIBITS

Exhibits
10.1	First Amendment to Michaels Stores, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2002, dated April 30, 2002 (filed herewith).
10.2	First Amendment to the Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated, dated December 5, 2001 (filed herewith).
10.3	Second Amendment to Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated, dated January 17, 2002 (filed herewith).