Form 10-Q
period 2002-08-03
MICHAELS STORES INC
filed 2002-09-17
CIK 740670

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the quarterly period ended August 3, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

        Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

Title	Shares Outstanding as of September 10, 2002
Common Stock, par value $.10 per share	67,084,314

MICHAELS STORES, INC.
FORM 10-Q

Part I—FINANCIAL INFORMATION

MICHAELS STORES, INC.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	August 3, 2002	February 2, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$16,528	$193,025
Merchandise inventories	959,702	714,309
Prepaid expenses and other	20,103	21,720
Deferred and prepaid income taxes	27,008	21,009

Total current assets	1,023,341	950,063

Property and equipment, at cost	691,181	628,192
Less accumulated depreciation	(320,510)	(289,881)

	370,671	338,311

Goodwill, net	115,839	115,839
Other assets	10,369	10,420

	126,208	126,259

Total assets	$1,520,220	$1,414,633

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$210,770	$128,212
Accrued liabilities and other	174,779	186,280
Borrowings under the Credit Agreement	20,400	—
Income taxes payable	—	36,715

Total current liabilities	405,949	351,207

9 1/4% Senior Notes due 2009	200,000	200,000
Deferred income taxes	15,542	15,870
Other long-term liabilities	26,567	22,992

Total long-term liabilities	242,109	238,862

	648,058	590,069

Commitments and contingencies
Stockholders' equity:
Common Stock, $0.10 par value, 150,000,000 shares authorized; shares issued and outstanding of 66,080,973 at August 3, 2002 and 65,697,393 at February 2, 2002	6,608	6,570
Additional paid-in capital	464,776	459,235
Retained earnings	400,778	358,759

Total stockholders' equity	872,162	824,564

Total liabilities and stockholders' equity	$1,520,220	$1,414,633

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Quarter Ended
	August 3, 2002	August 4, 2001
Net sales	$576,580	$486,078
Cost of sales and occupancy expense	368,351	326,566

Gross profit	208,229	159,512
Selling, general, and administrative expense	165,027	143,856
Store pre-opening costs	2,123	2,109

Operating income	41,079	13,547
Interest expense	5,145	5,954
Other (income) and expense, net	(429)	(328)

Income before income taxes	36,363	7,921
Provision for income taxes	14,909	3,248

Net income	$21,454	$4,673

Earnings per common share:
Basic	$0.32	$0.07

Diluted	$0.30	$0.07

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Six Months Ended
	August 3, 2002	August 4, 2001
Net sales	$1,179,800	$1,010,798
Cost of sales and occupancy expense	765,202	674,005

Gross profit	414,598	336,793
Selling, general, and administrative expense	330,430	300,284
Store pre-opening costs	3,807	3,725
Litigation settlement	—	3,153

Operating income	80,361	29,631
Interest expense	10,229	9,732
Other (income) and expense, net	(1,283)	(376)

Income before income taxes	71,415	20,275
Provision for income taxes	29,280	8,313

Net income	$42,135	$11,962

Earnings per common share:
Basic	$0.64	$0.19

Diluted	$0.60	$0.18

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	August 3, 2002	August 4, 2001
Operating activities:
Net income	$42,135	$11,962
Adjustments:
Depreciation	39,291	31,412
Amortization	201	2,062
Other	538	387
Change in assets and liabilities:
Merchandise inventories	(245,393)	(137,680)
Prepaid expenses and other	1,617	6,977
Deferred and prepaid income taxes and other	2,740	(5,518)
Accounts payable	82,558	(7,653)
Income taxes payable	(36,715)	325
Accrued liabilities and other	(11,853)	(3,791)

Net change in assets and liabilities	(207,046)	(147,340)

Net cash used in operating activities	(124,881)	(101,517)

Investing activities:
Additions to property and equipment	(71,362)	(47,681)
Proceeds from sale/leaseback transaction	—	26,886
Net proceeds from sales of property and equipment	14	52

Net cash used in investing activities	(71,348)	(20,743)

Financing activities:
Net borrowings under the Credit Agreement	20,400	—
Proceeds from issuance of 9 1/4% Senior Notes due 2009	—	194,491
Repurchase of Common Stock	(12,821)	—
Proceeds from stock options exercised	11,581	13,175
Proceeds from issuance of Common Stock and other	772	544
Payment of other long-term liabilities	(200)	(404)

Net cash provided by financing activities	19,732	207,806

Net (decrease) increase in cash and equivalents	(176,497)	85,546
Cash and equivalents at beginning of period	193,025	28,191

Cash and equivalents at end of period	$16,528	$113,737

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended August 3, 2002

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

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other items, as disclosed) considered necessary for a fair presentation have been included. Because of the seasonal nature of our business, the results of operations for the quarter and six months ended August 3, 2002 are not indicative of the results to be expected for the entire year.

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

        All references herein to "fiscal 2002" relate to the 52 weeks ending February 1, 2003 and all references to "fiscal 2001" relate to the 52 weeks ended February 2, 2002. In addition, all references herein to "the second quarter of fiscal 2002" and "the first six months of fiscal 2002" relate to the 13 and 26 weeks ended August 3, 2002, respectively, and all references to "the second quarter of fiscal 2001" and "the first six months of fiscal 2001" relate to the 13 and 26 weeks ended August 4, 2001, respectively.

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

        The following table sets forth the computation of basic and diluted earnings per common share:

	Quarter Ended		Six Months Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
	(In thousands, except per share data)
Numerator:
Net income	$21,454	$4,673	$42,135	$11,962

Denominator:
Denominator for basic earnings per common share-weighted average shares	66,355	64,582	66,157	64,163
Effect of dilutive securities:
Employee stock options	4,236	1,770	4,226	1,540

Denominator for diluted earnings per common share-weighted average shares adjusted for dilutive securities	70,591	66,352	70,383	65,703

Earnings per common share:
Basic	$0.32	$0.07	$0.64	$0.19

Diluted	$0.30	$0.07	$0.60	$0.18

        Our purchase and subsequent retirement of 392,100 shares of our Common Stock in the second quarter of fiscal 2002 reduced the number of weighted average shares outstanding by 24,330 shares for the second quarter of fiscal 2002 and 12,165 shares for the first six months of fiscal 2002.

Note 3. Senior Notes

        In July 2001, we issued $200 million in principal amount of 9 1/4% Senior Notes due July 1, 2009 in a private placement under Securities and Exchange Commission Rule 144A to a limited number of qualified institutional buyers. The Senior Notes due 2009 are unsecured and interest thereon is payable semi-annually on each January 1 and July 1, beginning on January 1, 2002. In August 2001, as required by the contract with the purchasers of the Senior Notes due 2009, we made an offer to exchange all of the privately placed Senior Notes due 2009 for an equal principal amount of Senior Notes due 2009 having substantially identical terms, the sale of which was registered under the Securities Act of 1933. As of October 1, 2001, all of the privately placed Senior Notes due 2009 were exchanged for the Senior Notes due 2009 having substantially identical terms.

Note 4. Credit Agreement

        Effective May 1, 2001, we signed a new $200 million unsecured revolving bank credit facility with Fleet National Bank and other lending institutions, which replaced the previous $100 million unsecured revolving bank credit facility. The Credit Agreement had an original term of three years (with a maturity extension for one additional year available under certain conditions) and contains a

$25 million competitive bid feature and a $70 million letter of credit sub-facility. Effective May 24, 2002, pursuant to the terms of the Credit Agreement, our lenders agreed to extend the term of the Credit Agreement from April 30, 2004 to April 30, 2005.

        We are in compliance with all terms and conditions of the Credit Agreement. Borrowings outstanding under the Credit Agreement were $20.4 million as of August 3, 2002 with no borrowings outstanding as of August 4, 2001. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit Agreement ($16.7 million as of August 3, 2002). In the first six months of fiscal 2002, borrowings under the Credit Agreement were outstanding for five days, with average outstanding borrowings of $16.4 million and a weighted average interest rate of 4.75%.

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

Collins Proceeding

        On April 16, 1999, Suzanne Collins, a former assistant manager of our subsidiary, Aaron Brothers, Inc., filed a class action complaint against Aaron Brothers on behalf of Aaron Brothers' former store managers, assistant store managers, and managers-in-training. The Collins Complaint was filed in the Los Angeles County Superior Court, California and alleged that Aaron Brothers violated various California laws by erroneously treating its store managers, assistant store managers, and managers-in-training as "exempt" employees who were not entitled to overtime compensation. Based on these allegations, the Collins Complaint asserted that Aaron Brothers: (1) violated various California Labor Codes; (2) violated Section 17200 of the California Business and Professions Code; and (3) engaged in conversion. The Collins Complaint sought back wages, interest, penalties, punitive damages, and attorneys' fees.

        On March 15, 2002, Aaron Brothers negotiated a definitive settlement of the purported class action with Collins, subject to final court approval. The Court granted preliminary approval of the settlement on March 29, 2002. As a result, Aaron Brothers recorded a litigation settlement charge of $5.0 million in the fourth quarter of fiscal 2001, covering all claims, attorneys' fees, and estimated payroll taxes. On June 12, 2002, the Court approved the settlement and the judgment was entered. The appeal period expired on August 12, 2002. No appeals were filed with the Court. The settlement payments were delivered to the settlement administrator on August 16, 2002 for distribution.

General

        We are a defendant from time to time in lawsuits incidental to our business. Based on currently available information, we believe that resolution of all known contingencies is uncertain, and there can be no assurance that future costs of such litigation would not be material to our financial position or results of operations.

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

        The following pro forma financial information reflects net income and diluted earnings per common share as if goodwill were not subject to amortization in the second quarter and first six months of fiscal 2001:

	Quarter Ended		Six Months Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
	(In thousands, except per share data)
Net income as reported	$21,454	$4,673	$42,135	$11,962
Add back:
Goodwill amortization, net of income taxes	—	553	—	1,106

Pro forma net income	$21,454	$5,226	$42,135	$13,068

Pro forma earnings per common share:
Basic	$0.32	$0.08	$0.64	$0.20

Diluted	$0.30	$0.08	$0.60	$0.20

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

General

        All references herein to "fiscal 2002" relate to the 52 weeks ending February 1, 2003 and all references to "fiscal 2001" relate to the 52 weeks ended February 2, 2002. In addition, all references herein to "the second quarter of fiscal 2002" and "the first six months of fiscal 2002" relate to the 13 and 26 weeks ended August 3, 2002, respectively, and all references to "the second quarter of fiscal 2001" and "the first six months of fiscal 2001" relate to the 13 and 26 weeks ended August 4, 2001, respectively.

        The following table sets forth certain of our unaudited operating data (dollar amounts in thousands):

	Quarter Ended		Six Months Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Michaels stores:
Retail stores open at end of period	729	657	729	657
Retail stores opened during the period	18	13	37	29
Retail stores closed during the period	2	—	3	—
Retail stores relocated during the period	1	3	9	7
Aaron Brothers stores:
Retail stores open at end of period	147	128	147	128
Retail stores opened during the period	7	5	10	9
Retail stores closed during the period	2	—	2	—
Retail stores relocated during the period	1	—	1	—
Star Wholesale store:
Wholesale store open at end of period	1	1	1	1
Other operating data:
EBITDA(1)	$62,291	$30,851	$121,136	$63,481
Adjusted EBITDA(2)	62,291	30,504	121,136	67,634
Working capital	617,392	674,311	617,392	674,311
Comparable store sales increase(3)	9%	1%	7%	2%

    (Notes on following page)

(Notes from table on preceding page)

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

(2)
Adjusted EBITDA is calculated as income before income taxes plus interest, depreciation, amortization, and unusual, non-recurring charges. Adjusted EBITDA for the second quarter of fiscal 2001 excludes a $347,000 adjustment to reduce the one-time charge recorded in the first quarter of fiscal 2001 related to senior executive severance. Adjusted EBITDA for the first six months of fiscal 2001 excludes costs of approximately $1.0 million related to senior executive severance and a litigation settlement charge of $3.2 million.

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

Results of Operations

        The following table sets forth the percentage relationship to net sales of each line item of our unaudited consolidated statements of income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes, contained herein.

	Quarter Ended		Six Months Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	63.9	67.2	64.9	66.7

Gross profit	36.1	32.8	35.1	33.3
Selling, general, and administrative expense	28.6	29.6	28.0	29.7
Store pre-opening costs	0.4	0.4	0.3	0.4
Litigation settlement	—	—	—	0.3

Operating income	7.1	2.8	6.8	2.9
Interest expense	0.9	1.2	0.8	1.0
Other (income) and expense, net	(0.1)	(0.0)	(0.1)	(0.1)

Income before income taxes	6.3	1.6	6.1	2.0
Provision for income taxes	2.6	0.6	2.5	0.8

Net income	3.7%	1.0%	3.6%	1.2%

Quarter Ended August 3, 2002 Compared to the Quarter Ended August 4, 2001

        Net sales for the second quarter of fiscal 2002 increased $90.5 million, or 19%, over the second quarter of fiscal 2001. At the end of the second quarter of fiscal 2002, we operated 729 Michaels and 147 Aaron Brothers retail stores. The results for the second quarter of fiscal 2002 included sales from 83 Michaels and 21 Aaron Brothers retail stores that were opened during the 12-month period ended August 3, 2002, more than offsetting lost sales from the closure of 11 Michaels and two Aaron Brothers stores. Sales at the new stores (net of closures) during the second quarter of fiscal 2002 accounted for $47.9 million of the increase in net sales. Comparable store sales increased 9% in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001, which contributed $40.9 million to the net sales increase. The improvement in comparable store sales was due to a strong performance in our core categories of books, general crafts, ribbon, apparel crafts, art supplies, seasonal, kids crafts, and party. Going forward, we expect to achieve comparable store sales increases for the remainder of fiscal 2002, taken as a whole. Our ability to continue to generate comparable store sales increases is dependent, in part, on our ability to continue to maintain store in-stock positions on the top-selling items, to properly allocate seasonal merchandise to our stores, and to be successful in our sales promotion efforts.

        Cost of sales and occupancy expense, as a percentage of net sales, for the second quarter of fiscal 2002 was 63.9%, a decrease of 3.3% compared to the second quarter of fiscal 2001. This decrease was primarily attributable to improved merchandise margins and a leveraging of store occupancy expense on higher average net sales per store compared to the second quarter of fiscal 2001.

        In addition, in the second quarter of fiscal 2002, we fully utilized the $14.8 million markdown reserve originally recorded in the fourth quarter of fiscal 2001 to offset the liquidation of certain merchandise that did not conform to each store's specific plan-o-gram SKU program.

        Selling, general, and administrative expense was $165.0 million, or 28.6% of net sales, in the second quarter of fiscal 2002 compared with $143.9 million, or 29.6% of net sales, in the second quarter of fiscal 2001, which includes an adjustment of $347,000 to reduce the one-time charge recorded in the first quarter of fiscal 2001 related to senior executive severance. Excluding this severance adjustment, selling, general, and administrative expense was $144.2 million, or 29.7% of net sales, in the second quarter of fiscal 2001. The decrease as a percentage of net sales to 28.6% in the second quarter of fiscal 2002 from 29.7% in the second quarter of fiscal 2001 was due in part to a decrease in store payroll and related expenses, on a percentage of net sales basis, resulting from higher average net sales per store in the second quarter of fiscal 2002 compared with the second quarter of fiscal 2001. In addition, net advertising expense decreased, as a percentage of net sales, in the second quarter of fiscal 2002 as a result of a leveraging of advertising expense on higher average net sales per store and higher co-op advertising income compared to the second quarter of fiscal 2001. Furthermore, as a result of our adoption of the provisions of SFAS No. 142 in the first quarter of fiscal 2002, amortization expense decreased $921,000 in the second quarter of fiscal 2002 compared with the second quarter of fiscal 2001.

        Store pre-opening costs remained relatively constant at 0.4% of net sales for both the second quarter of fiscal 2002 and the second quarter of fiscal 2001. In the second quarter of fiscal 2002, we opened or relocated 19 Michaels and eight Aaron Brothers stores compared to 16 Michaels and five Aaron Brothers stores opened or relocated in the second quarter of fiscal 2001.

        Operating income increased 203% to $41.1 million, or 7.1% of net sales, in the second quarter of fiscal 2002 from $13.5 million, or 2.8% of net sales, in the second quarter of fiscal 2001. Operating income for the second quarter of fiscal 2001 includes a $347,000 adjustment related to senior executive severance. Excluding the effects of the severance adjustment in the second quarter of fiscal 2001, operating income increased 211% from $13.2 million, or 2.7% of net sales, in the second quarter of fiscal 2001.

        Interest expense (net of interest income) decreased to $4.8 million, or 0.8% of net sales, in the second quarter of fiscal 2002 from $5.6 million, or 1.1% of net sales, in the second quarter of fiscal 2001, due in part to lower interest expense in the second quarter of fiscal 2002 on outstanding borrowings against the Credit Agreement. Borrowings were outstanding under the Credit Agreement for five days in the second quarter of fiscal 2002 compared to 61 days in the second quarter of fiscal 2001. In addition, interest expense for the second quarter of fiscal 2001 includes non-recurring incremental interest expense of $1.5 million incurred while the Senior Notes due 2009 and the Senior Notes due 2006 were both outstanding for a 29-day period during the second quarter of fiscal 2001.

        The effective tax rate was 41% for both the second quarter of fiscal 2002 and the second quarter of fiscal 2001.

        Net income for the second quarter of fiscal 2002 was $21.5 million, or $0.30 per diluted share, compared to $4.7 million, or $0.07 per diluted share, for the second quarter of fiscal 2001. Excluding the effects of the severance adjustment and the incremental interest expense, net income for the second quarter of fiscal 2001 was $5.4 million, or $0.08 per diluted share.

First Six Months Ended August 3, 2002 Compared to the First Six Months Ended August 4, 2001

        Net sales for the first six months of fiscal 2002 increased $169.0 million, or 17%, over the first six months of fiscal 2001. Sales at the new stores (net of closures) during the first six months of fiscal 2002 accounted for $99.2 million of the increase in net sales. Comparable store sales increased 7% in the first six months of fiscal 2002 compared to the first six months of fiscal 2001, which contributed $66.9 million to the net sales increase. The improvement in comparable store sales was due to a strong performance in our core categories of books, apparel crafts, art supplies, ribbon, general crafts, kids crafts, and party.

        Cost of sales and occupancy expense, as a percentage of net sales, for the first six months of fiscal 2002 was 64.9%, a decrease of 1.8% compared to the first six months of fiscal 2001. This decrease was primarily attributable to improved merchandise margins and a leveraging of store occupancy expense on higher average net sales per store compared to the first six months of fiscal 2001.

        In addition, in the second quarter of fiscal 2002, we fully utilized the $14.8 million markdown reserve originally recorded in the fourth quarter of fiscal 2001 to offset the liquidation of certain merchandise that did not conform to each store's specific plan-o-gram SKU program.

        Selling, general, and administrative expense was $330.4 million, or 28.0% of net sales, in the first six months of fiscal 2002 compared with $300.3 million, or 29.7% of net sales, in the first six months of fiscal 2001, which includes one-time costs of approximately $1.0 million related to senior executive severance. Excluding this one-time severance charge, selling, general, and administrative expense was $299.3 million, or 29.6% of net sales, in the first six months of fiscal 2001. The decrease as a percentage of net sales to 28.0% in the first six months of fiscal 2002 from 29.6% in the first six months of fiscal 2001 was due in part to a decrease in store and corporate payroll and related expenses, on a percentage of net sales basis, resulting from higher average net sales per store in the first six months of fiscal 2002 compared with the first six months of fiscal 2001. In addition, net advertising expense decreased, as a percentage of net sales, in the first six months of fiscal 2002 as a result of a leveraging of advertising expense on higher average net sales per store and higher co-op advertising income compared to the first six months of fiscal 2001. Furthermore, as a result of our adoption of the provisions of SFAS No. 142 in the first quarter of fiscal 2002, amortization expense decreased $1.8 million in the first six months of fiscal 2002 compared with the first six months of fiscal 2001.

        Store pre-opening costs remained relatively constant as a percentage of net sales for both the first six months of fiscal 2002 and the first six months of fiscal 2001. In the first six months of fiscal 2002, we opened or relocated 46 Michaels and 11 Aaron Brothers stores compared to 36 Michaels and nine Aaron Brothers stores opened or relocated in the first six months of fiscal 2001.

        On June 6, 2001, we negotiated a tentative settlement of the purported class action with one of our former assistant managers, Taiyeb Raniwala. As a result, we recorded a litigation settlement charge of $3.2 million in the first quarter of fiscal 2001, covering all claims, attorneys' fees, and estimated payroll taxes. The settlement, in exchange for a full release of claims, received final approval from the court on November 20, 2001, and distribution of the settlement proceeds was made on January 19, 2002.

        Operating income increased 171% to $80.4 million, or 6.8% of net sales, in the first six months of fiscal 2002 from $29.6 million, or 2.9% of net sales, in the first six months of fiscal 2001. Operating income for the first six months of fiscal 2001 was negatively impacted by one-time severance costs of $1.0 million and the litigation settlement charge of $3.2 million. Excluding the effects of the one-time severance charge and the litigation settlement charge in the first six months of fiscal 2001, operating income increased 138% from $33.8 million, or 3.3% of net sales, in the first six months of fiscal 2001.

        Interest expense (net of interest income) decreased to $9.0 million, or 0.8% of net sales, in the first six months of fiscal 2002 from $9.2 million, or 0.9% of net sales, in the first six months of fiscal 2001 due in part to lower interest expense in the first six months of fiscal 2002 on outstanding borrowings against the Credit Agreement. Borrowings were outstanding under the Credit Agreement for five days in the first six months of fiscal 2002 compared to 140 days in the first six months of fiscal 2001. In addition, interest income was higher in the first six months of fiscal 2002 as a result of larger invested cash balances compared to the first six months of fiscal 2001. These decreases were partially offset by higher interest expense on the $200 million of 9 1/4% Senior Notes due July 1, 2009, which were issued in July 2001, compared to the $125 million of 10 7/8% Senior Notes due 2006, which were redeemed in August 2001.

        The effective tax rate was 41% for both the first six months of fiscal 2002 and the first six months of fiscal 2001.

        Net income for the first six months of fiscal 2002 was $42.1 million, or $0.60 per diluted share, compared to $12.0 million, or $0.18 per diluted share, for the first six months of fiscal 2001. Excluding the effects of the one-time severance charge, the litigation settlement charge, and the incremental interest expense, net income for the first six months of fiscal 2001 was $15.3 million, or $0.23 per diluted share.

Liquidity and Capital Resources

Changes in Cash and Equivalents

        Cash flow used in operating activities during the first six months of fiscal 2002 was $124.9 million, compared to $101.5 million during the first six months of fiscal 2001. The increase in cash used in operating activities of $23.4 million in the first six months of fiscal 2002 compared to the first six months of fiscal 2001 was primarily attributable to an increase in the change in merchandise inventories net of the change in accounts payable of $17.5 million and an increase in the change in income taxes payable and accrued liabilities of $45.1 million, partially offset by an increase in net income of $30.2 million. Inventories per Michaels store of $1.262 million at August 3, 2002 increased 8.4% from $1.164 million at August 4, 2001. We anticipate average inventory per Michaels store to increase 5% to 7% by the end of fiscal 2002.

        Cash flow used in investing activities in the first six months of fiscal 2002 was $71.3 million compared to $20.7 million in the first six months of fiscal 2001. Cash flow used in investing activities in the first six months of fiscal 2002 was due in part to capital expenditures related to the completion of our new Hazleton, Pennsylvania distribution center, the expansion of our Lancaster, California distribution center, and the opening of 37 Michaels and 10 Aaron Brothers stores and the relocation of nine Michaels stores and one Aaron Brothers store in the first six months of fiscal 2002.

        The following table sets forth capital expenditures for the first six months of fiscal 2002 and the first six months of fiscal 2001 (unaudited):

	Six Months Ended
	August 3, 2002	August 4, 2001
	(In thousands)
New and relocated stores and stores not yet opened	$21,865	$25,935
Existing stores	12,676	11,338
Distribution system expansion	24,652	1,943
Information systems	9,156	5,527
Corporate and other	3,013	2,938

	71,362	47,681
Proceeds from sale/leaseback transaction	—	(26,886)

	$71,362	$20,795

        We anticipate capital expenditures for fiscal 2002 to total approximately $147.0 million. In fiscal 2002, we plan to open approximately 65 Michaels and 13 Aaron Brothers stores.

        Cash flow provided by financing activities in the first six months of fiscal 2002 was $19.7 million compared to $207.8 million in the first six months of fiscal 2001. The decrease in cash provided by financing activities was primarily due to the issuance of the 9 1/4% Senior Notes due 2009 in the second quarter of fiscal 2001 totaling $194.5 million, net of expenses, compared to the repurchase and subsequent retirement of 392,100 shares of our Common Stock totaling $12.8 million in the second quarter of fiscal 2002. This decrease in cash provided by financing activities was partially offset by borrowings under the Credit Agreement in the first six months of fiscal 2002 totaling $20.4 million. Proceeds from the exercise of stock options were $11.6 million for approximately 751,000 shares of our Common Stock in the first six months of fiscal 2002 and $13.2 million for approximately 1.1 million shares of our Common Stock in the first six months of fiscal 2001.

Bank Credit Facility

        Effective May 1, 2001, we signed a new $200 million unsecured revolving bank credit facility with Fleet National Bank and other lending institutions, which replaced the previous $100 million unsecured revolving bank credit facility. The Credit Agreement had an original term of three years (with a maturity extension for one additional year available under certain conditions) and contains a $25 million competitive bid feature and a $70 million letter of credit sub-facility. Effective May 24, 2002, pursuant to the terms of the Credit Agreement, our lenders agreed to extend the term of the Credit Agreement from April 30, 2004 to April 30, 2005.

        We are in compliance with all terms and conditions of the Credit Agreement. Borrowings outstanding under the Credit Agreement were $20.4 million as of August 3, 2002, with no borrowings outstanding as of August 4, 2001. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit Agreement ($16.7 million as of August 3, 2002). In the first six months of fiscal 2002, borrowings under the Credit Agreement were outstanding for five days, with average outstanding borrowings of $16.4 million and a weighted average interest rate of 4.75%.

General

        On October 31, 2001, our Board of Directors declared a two-for-one common stock split effected in the form of a stock dividend to stockholders of record as of the close of business on November 12, 2001, payable on November 26, 2001. An amount equal to the par value of shares issued in the split has been transferred from paid-in capital to the common stock account.

        In July 2001, we issued $200 million in principal amount of the 9 1/4% Senior Notes due 2009 in a private placement under Securities and Exchange Commission Rule 144A to a limited number of qualified institutional buyers. The Senior Notes due 2009 are unsecured and interest thereon is payable semi-annually on each January 1 and July 1, beginning on January 1, 2002. In August 2001, as required by the contract with the purchasers of the Senior Notes due 2009, we made an offer to exchange all of the privately placed Senior Notes due 2009 for an equal principal amount of Senior Notes due 2009 having substantially identical terms, the sale of which was registered under the Securities Act of 1933. As of October 1, 2001, all of the privately placed Senior Notes due 2009 were exchanged for the Senior Notes due 2009 having substantially identical terms.

        On December 5, 2000, our Board of Directors authorized the repurchase of 2.0 million shares of our outstanding Common Stock. On September 11, 2002, our Board of Directors approved the repurchase of up to an additional 1.0 million shares of our outstanding Common Stock. During the second quarter of fiscal 2002, we repurchased and subsequently retired 392,100 shares of our Common Stock. As of August 3, 2002, we have repurchased and retired 1.44 million shares under this plan at an average cost of $20.79 per share. As of September 11, 2002, we have approximately 1.56 million shares of our Common Stock available for repurchase. The repurchase plan also provides that the proceeds of the exercise of options under our 2001 General Stock Option Plan may be used to repurchase shares under the repurchase plan and that the maximum number of shares authorized to be repurchased under the repurchase plan will be increased to the extent necessary, if any, to so use the proceeds from such option exercises. Under the agreements governing our outstanding indebtedness, we can only repurchase shares of our Common Stock if we maintain or comply with specified financial ratios and other covenants. We may also be restricted by regulations of the Securities and Exchange Commission from making future repurchases during certain time periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        We have market risk exposure arising from changes in interest rates. The interest rates on the Credit Agreement are repriced frequently, at market prices, which would result in carrying amounts that approximate fair value. We had borrowings outstanding of $20.4 million under the Credit Agreement at August 3, 2002. In July 2001, we issued $200 million of the Senior Notes due 2009 with a fixed interest rate of 9 1/4%. In August 2001, we used a portion of the proceeds from the Senior Notes due 2009 to redeem the Senior Notes due 2006. Generally, the fair market value of our fixed interest rate long-term debt will increase as interest rates fall and decrease as interest rates rise. Our market risk is described in more detail in our Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

Item 4. Controls and Procedures

        In the second quarter of fiscal 2002, there were no significant changes in internal controls or in other factors that could significantly affect these controls.

MICHAELS STORES, INC.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings.

        Reference is made to Part I, Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended February 2, 2002, filed on April 12, 2002, and Part II, Item 1. Legal Proceedings, of our Quarterly Report on Form 10-Q for the period ended May 4, 2002, filed on June 18, 2002, which reported during the fiscal year the legal proceedings referenced below.

Collins Proceeding

        On April 16, 1999, Suzanne Collins, a former assistant manager of our subsidiary, Aaron Brothers, Inc., filed a class action complaint against Aaron Brothers on behalf of Aaron Brothers' former store managers, assistant store managers, and managers-in-training. The Collins Complaint was filed in the Los Angeles County Superior Court, California and alleged that Aaron Brothers violated various California laws by erroneously treating its store managers, assistant store managers, and managers-in-training as "exempt" employees who were not entitled to overtime compensation. Based on these allegations, the Collins Complaint asserted that Aaron Brothers: (1) violated various California Labor Codes; (2) violated Section 17200 of the California Business and Professions Code; and (3) engaged in conversion. The Collins Complaint sought back wages, interest, penalties, punitive damages, and attorneys' fees.

        On March 15, 2002, Aaron Brothers negotiated a definitive settlement of the purported class action with Collins, subject to final court approval. The Court granted preliminary approval of the settlement on March 29, 2002. As a result, Aaron Brothers recorded a litigation settlement charge of $5.0 million in the fourth quarter of fiscal 2001, covering all claims, attorneys' fees, and estimated payroll taxes. On June 12, 2002, the Court approved the settlement and the judgment was entered. The appeal period expired on August 12, 2002. No appeals were filed with the Court. The settlement payments were delivered to the settlement administrator on August 16, 2002 for distribution.

General

        We are a defendant from time to time in lawsuits incidental to our business. Based on currently available information, we believe that resolution of all known contingencies is uncertain, and there can be no assurance that future costs of such litigation would not be material to our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        Our 2002 Annual Meeting of Stockholders was held on June 20, 2002. The following item of business, as proposed in the Proxy Statement dated May 6, 2002, was presented to the stockholders:

Election of Directors

        The six director nominees, information with respect to which was set forth in the Proxy Statement under the caption titled "Proposal for Election of Directors," were elected. The vote with respect to the election of these directors was as follows:

	Total Vote for Each Director	Total Vote Withheld From Each Director	Abstentions	Broker Non-Votes
Charles J. Wyly, Jr.	61,244,452	807,362	—	—
Sam Wyly	61,244,296	807,518	—	—
Richard E. Hanlon	61,238,149	813,665	—	—
Richard C. Marcus	61,238,340	813,474	—	—
Liz Minyard	61,809,589	242,225	—	—
Elizabeth A. VanStory	61,233,299	818,515	—	—

        Each elected director will serve until the next annual meeting of stockholders and until his or her successor is duly elected and qualified or until the earlier of his or her resignation, death, or removal.

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits:

10.1
Amendment to Employment Agreement between Michaels Stores, Inc. and R. Michael Rouleau, dated July 16, 2002 (filed herewith).

10.2
Agreement between Michaels Stores, Inc. and Bryan M. DeCordova, dated effective as of June 7, 2002 (filed herewith).

10.3
Amendment to Agreement among Michaels Stores, Inc., Michaels Management Services, LP, and Bryan M. DeCordova, dated effective as of August 2, 2002 (filed herewith).

10.4
Michaels Stores, Inc. Amended and Restated 2001 Employee Stock Option Plan (previously filed as Exhibit 99.1 to Form 8-K, filed by Registrant on July 29, 2002, SEC File No. 001-09338).

99.1
Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)
Reports on Form 8-K:

1.
Report on Form 8-K, dated June 20, 2002 and filed with the Securities and Exchange Commission on July 29, 2002, reporting Items 5 and 7.

MICHAELS STORES, INC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAELS STORES, INC.
	By:	/s/ BRYAN M. DECORDOVA Bryan M. DeCordova Executive Vice President—Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: September 17, 2002

CERTIFICATIONS

        I, R. Michael Rouleau, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Michaels Stores, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 17, 2002	/s/ R. MICHAEL ROULEAU R. Michael Rouleau President and Chief Executive Officer

CERTIFICATIONS

        I, Bryan M. DeCordova, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Michaels Stores, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 17, 2002	/s/ BRYAN M. DECORDOVA Bryan M. DeCordova Executive Vice President— Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Amendment to Employment Agreement between Michaels Stores, Inc. and R. Michael Rouleau, dated July 16, 2002 (filed herewith).
10.2	Agreement between Michaels Stores, Inc. and Bryan M. DeCordova, dated effective as of June 7, 2002 (filed herewith).
10.3	Amendment to Agreement among Michaels Stores, Inc., Michaels Management Services, LP, and Bryan M. DeCordova, dated effective as of August 2, 2002 (filed herewith).
10.4	Michaels Stores, Inc. Amended and Restated 2001 Employee Stock Option Plan (previously filed as Exhibit 99.1 to Form 8-K, filed by Registrant on July 29, 2002, SEC File No. 001-09338).
99.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).