Form 10-Q
period 2002-11-02
MICHAELS STORES INC
filed 2002-12-17
CIK 740670

Use these links to rapidly review the document
MICHAELS STORES, INC. FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-09338

MICHAELS STORES, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-1943604
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

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

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

Title	Shares Outstanding as of December 10, 2002
Common Stock, par value $.10 per share	67,447,950

MICHAELS STORES, INC.
FORM 10-Q

Part I—FINANCIAL INFORMATION

MICHAELS STORES, INC.
Part I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	November 2, 2002	February 2, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$44,874	$193,025
Merchandise inventories	1,083,061	714,309
Prepaid expenses and other	22,241	21,720
Deferred income taxes	21,019	21,009

Total current assets	1,171,195	950,063

Property and equipment, at cost	703,622	628,192
Less accumulated depreciation	(334,535)	(289,881)

	369,087	338,311

Goodwill, net	115,839	115,839
Other assets	10,514	10,420

	126,353	126,259

Total assets	$1,666,635	$1,414,633

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$193,360	$128,212
Accrued liabilities and other	208,238	186,280
Borrowings under the Credit Agreement	90,000	—
Income taxes payable	3,165	36,715

Total current liabilities	494,763	351,207

9 1/4% Senior Notes due 2009	200,000	200,000
Deferred income taxes	1,935	15,870
Other long-term liabilities	27,221	22,992

Total long-term liabilities	229,156	238,862

	723,919	590,069

Commitments and contingencies
Stockholders' equity:
Common Stock, $0.10 par value, 150,000,000 shares authorized; shares issued and outstanding of 67,433,929 at November 2, 2002 and 65,697,393 at February 2, 2002	6,743	6,570
Additional paid-in capital	501,322	459,235
Retained earnings	434,651	358,759

Total stockholders' equity	942,716	824,564

Total liabilities and stockholders' equity	$1,666,635	$1,414,633

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Quarter Ended
	November 2, 2002	November 3, 2001
Net sales	$704,613	$611,911
Cost of sales and occupancy expense	445,020	396,060

Gross profit	259,593	215,851
Selling, general, and administrative expense	194,386	172,612
Store pre-opening costs	3,546	5,298

Operating income	61,661	37,941
Interest expense	5,668	15,077
Other (income) and expense, net	73	(33)

Income before income taxes	55,920	22,897
Provision for income taxes	22,927	9,395

Net income	$32,993	$13,502

Earnings per common share:
Basic	$0.49	$0.21

Diluted	$0.46	$0.20

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Nine Months Ended
	November 2, 2002	November 3, 2001
Net sales	$1,884,413	$1,622,709
Cost of sales and occupancy expense	1,210,222	1,070,065

Gross profit	674,191	552,644
Selling, general, and administrative expense	524,816	472,896
Store pre-opening costs	7,353	9,023
Litigation settlement	—	3,153

Operating income	142,022	67,572
Interest expense	15,897	24,809
Other (income) and expense, net	(1,210)	(409)

Income before income taxes	127,335	43,172
Provision for income taxes	52,207	17,708

Net income	$75,128	$25,464

Earnings per common share:
Basic	$1.13	$0.40

Diluted	$1.06	$0.39

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended
	November 2, 2002	November 3, 2001
Operating activities:
Net income	$75,128	$25,464
Adjustments:
Depreciation	59,047	47,580
Amortization	301	3,091
Loss from early extinguishment of debt	—	9,013
Other	821	642
Changes in assets and liabilities:
Merchandise inventories	(368,752)	(236,611)
Prepaid expenses and other	(521)	8,488
Deferred income taxes and other	8,473	(3,063)
Accounts payable	65,148	51,624
Income taxes payable	(33,550)	2,560
Accrued liabilities and other	21,707	34,887

Net change in assets and liabilities	(307,495)	(142,115)

Net cash used in operating activities	(172,198)	(56,325)

Investing activities:
Additions to property and equipment, net of landlord reimbursements	(88,826)	(85,661)
Proceeds from sale/leaseback transaction	—	26,886
Net proceeds from sales of property and equipment	14	52

Net cash used in investing activities	(88,812)	(58,723)

Financing activities:
Net borrowings under the Credit Agreement	90,000	45,000
Proceeds from issuance of 9 1/4% Senior Notes due 2009	—	194,457
Redemption of 10 7/8% Senior Notes due 2006	—	(131,798)
Repurchase of Common Stock	(12,821)	—
Proceeds from stock options exercised	34,407	24,973
Proceeds from issuance of Common Stock and other	1,473	760
Payment of other long-term liabilities	(200)	(544)

Net cash provided by financing activities	112,859	132,848

Net (decrease) increase in cash and equivalents	(148,151)	17,800
Cash and equivalents at beginning of period	193,025	28,191

Cash and equivalents at end of period	$44,874	$45,991

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended November 2, 2002
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

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other items, as disclosed) considered necessary for a fair presentation have been included. Because of the seasonal nature of our business, the results of operations for the quarter and nine months ended November 2, 2002 are not indicative of the results to be expected for the entire year.

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

        All references herein to "fiscal 2002" relate to the 52 weeks ending February 1, 2003 and all references to "fiscal 2001" relate to the 52 weeks ended February 2, 2002. In addition, all references herein to "the third quarter of fiscal 2002" and "the first nine months of fiscal 2002" relate to the 13 and 39 weeks ended November 2, 2002, respectively, and all references to "the third quarter of fiscal 2001" and "the first nine months of fiscal 2001" relate to the 13 and 39 weeks ended November 3, 2001, respectively.

Note 2.    Earnings per Share

        The following table sets forth the computation of basic and diluted earnings per common share:

	Quarter Ended		Nine Months Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
	(In thousands, except per share data)
Numerator:
Net income	$32,993	$13,502	$75,128	$25,464

Denominator:
Denominator for basic earnings per common share-weighted average shares	66,830	65,052	66,381	64,459
Effect of dilutive securities:
Employee stock options	4,240	1,854	4,231	1,645

Denominator for diluted earnings per common share-weighted average shares adjusted for dilutive securities	71,070	66,906	70,612	66,104

Earnings per common share:
Basic	$0.49	$0.21	$1.13	$0.40

Diluted	$0.46	$0.20	$1.06	$0.39

        Our purchase and subsequent retirement of 392,100 shares of our Common Stock in the second quarter of fiscal 2002 reduced the number of weighted average shares outstanding by 392,100 shares for the third quarter of fiscal 2002 and 138,810 shares for the first nine months of fiscal 2002.

Note 3.    Credit Agreement

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

        We are in compliance with all terms and conditions of the Credit Agreement. Borrowings outstanding under the Credit Agreement were $90 million as of November 2, 2002 and $45 million as of November 3, 2001. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit Agreement ($16.7 million as of November 2, 2002). In the first nine months of fiscal 2002, borrowings under the Credit Agreement were outstanding for 96 days, with average outstanding borrowings of $89.5 million and a weighted average interest rate of 2.78%.

Note 4.    Legal Proceedings

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

        On June 6, 2001, we negotiated a settlement of the purported class action with Raniwala. As a result, we recorded a litigation settlement charge of $3.2 million in the first quarter of fiscal 2001, covering all claims, attorneys' fees, and estimated payroll taxes. The settlement, in exchange for a full release of claims, received final approval from the Alameda County Superior Court on November 20, 2001, and as a result, the case against us was dismissed effective November 20, 2001. The distribution of the settlement proceeds was made on January 19, 2002.

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

        On March 15, 2002, Aaron Brothers negotiated a settlement of the purported class action with Collins. As a result, Aaron Brothers recorded a litigation settlement charge of $5.0 million in the fourth quarter of fiscal 2001, covering all claims, attorneys' fees, and estimated payroll taxes. The settlement, in exchange for a full release of claims, received final approval from the Los Angeles County Superior Court on June 12, 2002, and as a result, the case against Aaron Brothers was dismissed effective August 12, 2002. The distribution of the settlement proceeds was made to the settlement administrator on August 16, 2002.

General

        We are a defendant from time to time in lawsuits incidental to our business. Based on currently available information, we believe that resolution of all known contingencies is uncertain, and there can be no assurance that future costs of such litigation would not be material to our financial position or results of operations.

Note 5.    Recent Accounting Pronouncements

        In November 2002, the Emerging Issues Task Force reached consensus on Issue 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. EITF Issue 02-16 addresses the accounting for cash consideration received by a customer from a vendor (e.g., slotting fees, cooperative advertising payments, buydowns) and rebates or refunds from a vendor that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. EITF Issue 02-16 is effective for financial statements covering interim periods beginning after December 15, 2002. We are currently evaluating the impact of EITF Issue 02-16, and have not determined whether or not the adoption of the provisions of EITF Issue 02-16 will have a material impact on our consolidated operating results or financial position.

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Costs Associated With Disposal Activities, and is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). Among other things, the provisions of SFAS No. 146 require companies to recognize a liability for costs associated with an exit or disposal activity on the date the activity is discontinued. Under EITF Issue 94-3, a liability for an exit cost is recognized at the date management commits to an exit plan. As of the end of the third quarter of fiscal 2002, we have recorded a liability totaling $6.2 million in connection with the identification of certain stores to be closed after the end of the third quarter of fiscal 2002. We maintain a reserve for future rental obligations, carrying costs, and other closing costs related to closed facilities, primarily closed and relocated stores. In accordance with EITF 94-3, it has been our accounting policy to record these reserves at the time management commits to closing or relocating a store or facility. The cost of closing the store or facility is calculated as the lesser of future rental obligations remaining under the lease (less estimated sublease rental income) or the lease termination fee. Beginning in the fourth quarter of fiscal 2002, we will adopt the provisions of SFAS No. 146 and begin recognizing exit costs for any store closures not identified by the end of the third quarter of fiscal 2002 at the time a store is closed. While the adoption of SFAS No. 146 will not change our policy for calculating store closure reserves, it will change the timing of the recognition of the related expense in future periods.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 addresses the accounting and financial statement classification for gains and losses related to the extinguishment of debt and the accounting for certain lease modifications and makes various technical corrections to existing pronouncements. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. We adopted the provisions of SFAS No. 145 in the preparation of this Quarterly Report on Form 10-Q and, as a result, we reclassified the $9.0 million charge ($5.3 million after tax) taken in the third quarter of fiscal 2001 in connection with the early extinguishment of our Senior Notes due 2006 from extraordinary loss, net of income tax, to interest expense and the provision for income taxes on the consolidated statements of income.

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

        The following pro forma financial information reflects net income and diluted earnings per common share as if goodwill were not subject to amortization in the third quarter and first nine months of fiscal 2001:

	Quarter Ended		Nine Months Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
	(In thousands, except per share data)
Net income as reported	$32,993	$13,502	$75,128	$25,464
Add back:
Goodwill amortization, net of income taxes	—	553	—	1,658

Pro forma net income	$32,993	$14,055	$75,128	$27,122

Pro forma earnings per common share:
Basic	$0.49	$0.22	$1.13	$0.42

Diluted	$0.46	$0.21	$1.06	$0.41

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

General

        All references herein to "fiscal 2002" relate to the 52 weeks ending February 1, 2003 and all references to "fiscal 2001" relate to the 52 weeks ended February 2, 2002. In addition, all references herein to "the third quarter of fiscal 2002" and "the first nine months of fiscal 2002" relate to the 13 and 39 weeks ended November 2, 2002, respectively, and all references to "the third quarter of fiscal 2001" and "the first nine months of fiscal 2001" relate to the 13 and 39 weeks ended November 3, 2001, respectively.

        The following table sets forth certain of our unaudited operating data (dollar amounts in thousands):

	Quarter Ended		Nine Months Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Michaels stores:
Retail stores open at end of period	759	694	759	694
Retail stores opened during the period	30	37	67	66
Retail stores closed during the period	—	—	3	—
Retail stores relocated during the period	9	9	18	16
Aaron Brothers stores:
Retail stores open at end of period	148	134	148	134
Retail stores opened during the period	2	6	12	15
Retail stores closed during the period	1	—	3	—
Retail stores relocated during the period	—	3	1	3
Star Wholesale store:
Wholesale store open at end of period	1	1	1	1
Other operating data:
EBITDA(1)	$81,444	$55,171	$202,580	$118,652
Adjusted EBITDA(2)	81,444	55,171	202,580	122,805
Working capital	676,432	559,340	676,432	559,340
Comparable store sales increase(3)	6%	7%	7%	4%

(Notes on following page.)

(Notes from preceding page.)

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

(2)
Adjusted EBITDA is calculated as income before income taxes plus interest, depreciation, amortization, and unusual, non-recurring charges. Adjusted EBITDA for the first nine months of fiscal 2001 excludes costs of approximately $1.0 million related to senior executive severance and a litigation settlement charge of approximately $3.2 million.

(3)
Comparable store sales increase represents the increase in net sales for stores open the same number of months in the indicated and comparable period of the previous year, including stores that were relocated or expanded during either period. A store is deemed to become comparable in its 14th full month of operation in order to eliminate grand opening sales distortions. The calculation of comparable store sales increases excludes the effect of deferring the recognition of custom frame sales for orders that have not been picked up by the customer at the end of the period.

Results of Operations

        The following table sets forth the percentage relationship to net sales of each line item of our unaudited consolidated statements of income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes, contained herein.

	Quarter Ended		Nine Months Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	63.2	64.7	64.2	65.9

Gross profit	36.8	35.3	35.8	34.1
Selling, general, and administrative expense	27.6	28.2	27.9	29.1
Store pre-opening costs	0.5	0.9	0.4	0.6
Litigation settlement	—	—	—	0.2

Operating income	8.7	6.2	7.5	4.2
Interest expense	0.8	2.5	0.8	1.5
Other (income) and expense, net	0.0	(0.0)	(0.1)	(0.0)

Income before income taxes	7.9	3.7	6.8	2.7
Provision for income taxes	3.2	1.5	2.8	1.1

Net income	4.7%	2.2%	4.0%	1.6%

Quarter Ended November 2, 2002 Compared to the Quarter Ended November 3, 2001

        Net sales for the third quarter of fiscal 2002 increased $92.7 million, or 15%, over the third quarter of fiscal 2001. At the end of the third quarter of fiscal 2002, we operated 759 Michaels and 148 Aaron Brothers retail stores. The results for the third quarter of fiscal 2002 included sales from 76 Michaels and 17 Aaron Brothers retail stores that were opened during the 12-month period ended

November 2, 2002, more than offsetting lost sales from the closure of 11 Michaels and three Aaron Brothers stores. Sales at the new stores (net of closures) during the third quarter of fiscal 2002 accounted for $56.8 million of the increase in net sales. Comparable store sales increased 6% in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001, which contributed $38.1 million to the net sales increase. The improvement in comparable store sales was due to a strong performance in our core categories of books, art supplies, framing, custom framing, décor accents, and kids crafts. Our ability to continue to generate comparable store sales increases is dependent, in part, on our ability to continue to maintain store in-stock positions on the top-selling items, to properly allocate merchandise to our stores, to be successful in our sales promotion efforts, to anticipate customer demand and trends in the arts and crafts industry, and to respond to competitors' activities.

        Cost of sales and occupancy expense, as a percentage of net sales, for the third quarter of fiscal 2002 was 63.2%, a decrease of 1.5% compared to the third quarter of fiscal 2001. This decrease was primarily attributable to improved merchandise margins and a leveraging of store occupancy expense on higher average net sales per store compared to the third quarter of fiscal 2001.

        Selling, general, and administrative expense was $194.4 million, or 27.6% of net sales, in the third quarter of fiscal 2002 compared with $172.6 million, or 28.2% of net sales, in the third quarter of fiscal 2001. This decrease as a percentage of net sales was primarily due to a leveraging of advertising, depreciation, and corporate expenses on higher average net sales per store compared to the third quarter of fiscal 2001. Furthermore, as a result of our adoption of the provisions of SFAS No. 142 in the first quarter of fiscal 2002, amortization expense decreased $921,000 in the third quarter of fiscal 2002 compared with the third quarter of fiscal 2001. These decreases were partially offset by an increase in store payroll and related expenses, as a percentage of net sales, primarily as a result of increased payroll expense to receive and stock our seasonal merchandise earlier in fiscal 2002 than in fiscal 2001 and an increase in employee insurance costs compared to the third quarter of fiscal 2001.

        We expense all store pre-opening costs as incurred. Store pre-opening costs, as a percentage of net sales, decreased 0.4% from the third quarter of fiscal 2001 to the third quarter of fiscal 2002. In the third quarter of fiscal 2002, we opened or relocated 39 Michaels and two Aaron Brothers stores compared to 46 Michaels and nine Aaron Brothers stores opened or relocated in the third quarter of fiscal 2001.

        Operating income increased 63% to $61.7 million, or 8.7% of net sales, in the third quarter of fiscal 2002 from $37.9 million, or 6.2% of net sales, in the third quarter of fiscal 2001.

        Interest expense (net of interest income) decreased to $5.6 million, or 0.8% of net sales, in the third quarter of fiscal 2002 from $15.0 million, or 2.4% of net sales, in the third quarter of fiscal 2001, primarily due to a $9.0 million charge recorded in the third quarter of fiscal 2001 in connection with the early extinguishment of our Senior Notes due 2006.

        We adopted the provisions of Statement of Financial Accounting Standards No. 145 in the third quarter of fiscal 2002 and, as a result, we reclassified the $9.0 million charge ($5.3 million after tax) taken in the third quarter of fiscal 2001 in connection with the early extinguishment of our Senior Notes due 2006 from extraordinary loss, net of income tax, to interest expense and the provision for income taxes on the consolidated statements of income.

        The effective tax rate was 41% for both the third quarter of fiscal 2002 and the third quarter of fiscal 2001.

        Net income for the third quarter of fiscal 2002 was $33.0 million, or $0.46 per diluted share, compared to $13.5 million, or $0.20 per diluted share, for the third quarter of fiscal 2001. Excluding the effects of the loss from the early extinguishment of debt, net income for the third quarter of fiscal 2001 was $18.8 million, or $0.28 per diluted share.

First Nine Months Ended November 2, 2002 Compared to the First Nine Months Ended November 3, 2001

        Net sales for the first nine months of fiscal 2002 increased $261.7 million, or 16%, over the first nine months of fiscal 2001. Sales at the new stores (net of closures) during the first nine months of fiscal 2002 accounted for $156.1 million of the increase in net sales. Comparable store sales increased 7% in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001, which contributed $105.0 million to the net sales increase. The improvement in comparable store sales was due to a strong performance in our core categories of books, art supplies, framing, kids crafts, apparel crafts, general crafts, and décor accents.

        Cost of sales and occupancy expense, as a percentage of net sales, for the first nine months of fiscal 2002 was 64.2%, a decrease of 1.7% compared to the first nine months of fiscal 2001. This decrease was primarily attributable to improved merchandise margins and a leveraging of store occupancy expense on higher average net sales per store compared to the first nine months of fiscal 2001.

        In addition, in the second quarter of fiscal 2002, we fully utilized the $14.8 million markdown reserve originally recorded in the fourth quarter of fiscal 2001 to offset the liquidation of certain merchandise that did not conform to each store's specific plan-o-gram SKU program.

        Selling, general, and administrative expense was $524.8 million, or 27.9% of net sales, in the first nine months of fiscal 2002 compared with $472.9 million, or 29.1% of net sales, in the first nine months of fiscal 2001, which includes one-time costs of approximately $1.0 million related to senior executive severance. Excluding this one-time severance charge, selling, general, and administrative expense was $471.9 million, or 29.1% of net sales, in the first nine months of fiscal 2001. The decrease as a percentage of net sales to 27.9% in the first nine months of fiscal 2002 from 29.1% in the first nine months of fiscal 2001 was due in part to a decrease in store and corporate payroll and related expenses, on a percentage of net sales basis, resulting from higher average net sales per store in the first nine months of fiscal 2002 compared with the first nine months of fiscal 2001. In addition, net advertising expense decreased, as a percentage of net sales, in the first nine months of fiscal 2002 as a result of a leveraging of advertising expense on higher average net sales per store and higher vendor co-op advertising allowances compared to the first nine months of fiscal 2001. Furthermore, as a result of our adoption of the provisions of SFAS No. 142 in the first quarter of fiscal 2002, amortization expense decreased $2.8 million in the first nine months of fiscal 2002 compared with the first nine months of fiscal 2001.

        Store pre-opening costs, as a percentage of net sales, decreased 0.2% from the first nine months of fiscal 2001 to the first nine months of fiscal 2002. In the first nine months of fiscal 2002, we opened or relocated 85 Michaels and 13 Aaron Brothers stores compared to 82 Michaels and 18 Aaron Brothers stores opened or relocated in the first nine months of fiscal 2001.

        On June 6, 2001, we negotiated a settlement of the purported class action with one of our former assistant managers, Taiyeb Raniwala. As a result, we recorded a litigation settlement charge of $3.2 million in the first quarter of fiscal 2001, covering all claims, attorneys' fees, and estimated payroll taxes. The settlement, in exchange for a full release of claims, received final approval from the court on November 20, 2001, and distribution of the settlement proceeds was made on January 19, 2002.

        Operating income increased 110% to $142.0 million, or 7.5% of net sales, in the first nine months of fiscal 2002 from $67.6 million, or 4.2% of net sales, in the first nine months of fiscal 2001. Operating income for the first nine months of fiscal 2001 was negatively impacted by one-time severance costs of $1.0 million and the litigation settlement charge of $3.2 million. Excluding the effects of the one-time severance charge and the litigation settlement charge in the first nine months of fiscal 2001, operating income increased 98% from $71.7 million, or 4.4% of net sales, in the first nine months of fiscal 2001.

        Interest expense (net of interest income) decreased to $14.6 million, or 0.8% of net sales, in the first nine months of fiscal 2002 from $24.2 million, or 1.5% of net sales, in the first nine months of fiscal 2001, primarily due to a $9.0 million charge recorded in the third quarter of fiscal 2001 in connection with the early extinguishment of our Senior Notes due 2006 and a decrease in interest expense for borrowings under the Credit Agreement. Borrowings under the Credit Agreement were outstanding for 96 days with a 2.78% average interest rate for the first nine months of fiscal 2002 compared to 230 days with a 5.24% average interest rate for the first nine months of fiscal 2001. In addition, in the first nine months of fiscal 2001, we incurred $1.5 million of non-recurring incremental interest expense while the Senior Notes due 2009 and the Senior Notes due 2006 were both outstanding for a 30-day period. The above decreases were partially offset by an increase in interest expense due to the higher principal amount of the Senior Notes due 2009 compared to the Senior Notes due 2006.

        The effective tax rate was 41% for both the first nine months of fiscal 2002 and the first nine months of fiscal 2001.

        Net income for the first nine months of fiscal 2002 was $75.1 million, or $1.06 per diluted share, compared to $25.5 million, or $0.39 per diluted share, for the first nine months of fiscal 2001. Excluding the effects of the one-time severance charge, the litigation settlement charge, the incremental interest expense, and the loss from the early extinguishment of debt, net income for the first nine months of fiscal 2001 was $34.1 million, or $0.52 per diluted share.

Liquidity and Capital Resources

Changes in Cash and Equivalents

        Cash flow used in operating activities during the first nine months of fiscal 2002 was $172.2 million, compared to $56.3 million during the first nine months of fiscal 2001. The increase in cash used in operating activities of $115.9 million in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001 was primarily attributable to an increase in the change in merchandise inventories net of the change in accounts payable of $118.6 million and an increase in the change in income taxes payable of $36.1 million, partially offset by an increase of $49.7 million in net income. Inventories per Michaels store of $1.374 million at November 2, 2002 increased 10.5% from $1.243 million at November 3, 2001. We anticipate average inventory per Michaels store will be approximately 8% higher by the end of fiscal 2002 compared to the end of fiscal 2001.

        Cash flow used in investing activities in the first nine months of fiscal 2002 was $88.8 million compared to $58.7 million in the first nine months of fiscal 2001. In the first nine months of fiscal 2002, we incurred capital expenditures related to the completion of our new Hazleton, Pennsylvania distribution center, the expansion of our Lancaster, California distribution center, the opening of 67 Michaels and 12 Aaron Brothers stores, and the relocation of 18 Michaels stores and one Aaron Brothers store. In addition, we received a landlord reimbursement in the amount of $15.1 million for the expansion of our Lancaster, California distribution center, which was completed in the third quarter of fiscal 2002. In the first nine months of fiscal 2001, we incurred capital expenditures related to the construction of our new Hazleton, Pennsylvania distribution center, which was completed in fiscal 2002, the opening of 66 Michaels and 15 Aaron Brothers stores, and the relocation of 16 Michaels and three Aaron Brothers stores. In the second quarter of fiscal 2001, we received proceeds in the amount of $26.9 million from the completion of a sale/leaseback transaction for two distribution center properties which we purchased in December 2000.

        The following table sets forth capital expenditures for the first nine months of fiscal 2002 and the first nine months of fiscal 2001 (unaudited):

	Nine Months Ended
	November 2, 2002	November 3, 2001
	(In thousands)
New and relocated stores and stores not yet opened	$37,531	$46,645
Existing stores	17,934	18,226
Distribution system expansion, net of landlord reimbursements	14,929	8,461
Information systems	14,042	7,541
Corporate and other	4,390	4,788

	88,826	85,661
Proceeds from sale/leaseback transaction	—	(26,886)

	$88,826	$58,775

        We anticipate capital expenditures for fiscal 2002 to total approximately $127.0 million. In fiscal 2003, we plan to open approximately 55 Michaels and 10 Aaron Brothers stores and relocate 20 Michaels stores.

        Cash flow provided by financing activities in the first nine months of fiscal 2002 was $112.9 million compared to $132.8 million in the first nine months of fiscal 2001. Cash provided by financing activities was higher in the first nine months of fiscal 2001 primarily due to the issuance of the Senior Notes due 2009 in the second quarter of fiscal 2001 totaling $194.5 million, net of expenses, partially offset by the redemption of the Senior Notes due 2006 totaling $131.8 million. In addition, there was an increase of $45.0 million in net borrowings under the Credit Agreement in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001. Proceeds from the exercise of stock options were $34.4 million for approximately 2.1 million shares of our Common Stock in the first nine months of fiscal 2002 and $25.0 million for approximately 1.9 million shares of our Common Stock in the first nine months of fiscal 2001.

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

        We are in compliance with all terms and conditions of the Credit Agreement. Borrowings outstanding under the Credit Agreement were $90 million as of November 2, 2002 and $45 million as of November 3, 2001. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit Agreement ($16.7 million as of November 2, 2002). In the first nine months of fiscal 2002, borrowings under the Credit Agreement were outstanding for 96 days, with average outstanding borrowings of $89.5 million and a weighted average interest rate of 2.78%.

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

        On December 5, 2000, our Board of Directors authorized the repurchase of 2.0 million shares of our outstanding Common Stock. During the first nine months of fiscal 2002, we repurchased and subsequently retired 392,100 shares of our Common Stock. As of November 2, 2002, we have repurchased and retired a total of 1.44 million shares under the 2000 purchase plan at an average cost of $20.79 per share. As of November 2, 2002, we have approximately 560,000 shares of our Common Stock available for repurchase under the original 2000 repurchase plan. The 2000 repurchase plan also provides that the proceeds of the exercise of options under our 2001 General Stock Option Plan may be used to repurchase shares under the 2000 repurchase plan and that the maximum number of shares authorized to be repurchased under the 2000 repurchase plan will be increased to the extent necessary to so use the proceeds from such option exercises. As of November 2, 2002, no repurchases from proceeds of stock option exercises under the 2001 General Stock Option Plan had been made since no options outstanding under the 2001 General Stock Option Plan had been exercised as of that date. On September 11, 2002, our Board of Directors also authorized the repurchase of up to 1.0 million shares of our outstanding Common Stock in addition to shares available for repurchase under the 2000 repurchase plan. Under the agreements governing our outstanding indebtedness, we can only repurchase shares of our Common Stock if we maintain or comply with specified financial ratios and other covenants. We may also be restricted by regulations of the Securities and Exchange Commission from making future repurchases during certain time periods.

        We believe that our available cash, funds generated by operating activities, funds available under the Credit Agreement, and proceeds from the exercise of stock options will be sufficient to fund anticipated capital expenditures, working capital requirements, and any stock repurchases for the foreseeable future.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        We have market risk exposure arising from changes in interest rates. The interest rates on the Credit Agreement are repriced frequently, at market prices, which would result in carrying amounts that approximate fair value. We had borrowings outstanding of $90 million under the Credit Agreement at November 2, 2002. In July 2001, we issued $200 million of the Senior Notes due 2009 with a fixed interest rate of 9 1/4%. In August 2001, we used a portion of the proceeds from the Senior Notes due 2009 to redeem the Senior Notes due 2006. Generally, the fair market value of our fixed interest rate long-term debt will increase as interest rates fall and decrease as interest rates rise. Our market risk is described in more detail in our Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

Item 4.    Controls and Procedures.

        We maintain a set of disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934). Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President—Finance (who, pending appointment of an individual to fill our office of Executive Vice President—Chief Financial Officer, is acting as our principal financial officer) of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Vice President—Finance have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

        As part of our standard corporate management practice, from time to time we are engaged in on-going assessments and enhancements of internal accounting controls, but subsequent to the date of the evaluation referred to above, there were no significant changes in internal controls or in other factors that could significantly affect those controls.

MICHAELS STORES, INC.
Part II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        Reference is made to Part I, Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended February 2, 2002, filed on April 12, 2002, and Part II, Item 1. Legal Proceedings, of our Quarterly Reports on Form 10-Q for the period ended May 4, 2002, filed on June 18, 2002, and for the period ended August 3, 2002, filed on September 17, 2002, which reported during the fiscal year the legal proceeding referenced below.

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

        On March 15, 2002, Aaron Brothers negotiated a settlement of the purported class action with Collins. As a result, Aaron Brothers recorded a litigation settlement charge of $5.0 million in the fourth quarter of fiscal 2001, covering all claims, attorneys' fees, and estimated payroll taxes. The settlement, in exchange for a full release of claims, received final approval from the Los Angeles County Superior Court on June 12, 2002, and as a result, the case against Aaron Brothers was dismissed effective August 12, 2002. The distribution of the settlement proceeds was made to the settlement administrator on August 16, 2002.

General

        We are a defendant from time to time in lawsuits incidental to our business. Based on currently available information, we believe that resolution of all known contingencies is uncertain, and there can be no assurance that future costs of such litigation would not be material to our financial position or results of operations.

Item 6.    Exhibits and Reports on Form 8-K.

  (a)
  Exhibits:

10.1	Second Amendment to Agreement among Michaels Stores, Inc., Michaels Management Services, LP, and Bryan M. DeCordova, dated effective as of September 24, 2002 (filed herewith).
99.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
  (b)
  Reports on Form 8-K:

1.	Report on Form 8-K, dated September 17, 2002 and filed with the Securities and Exchange Commission on September 17, 2002, reporting Item 9.

MICHAELS STORES, INC.
SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAELS STORES, INC.
	By:	/s/ CHRISTOPHER J. HOLLAND Christopher J. Holland Vice President—Finance (Principal Financial Officer)
Date: December 17, 2002

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002	/s/ R. MICHAEL ROULEAU R. Michael Rouleau President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

        I, Christopher J. Holland, certify that:

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002	/s/ CHRISTOPHER J. HOLLAND Christopher J. Holland Vice President—Finance (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Second Amendment to Agreement among Michaels Stores, Inc., Michaels Management Services, LP, and Bryan M. DeCordova, dated effective as of September 24, 2002 (filed herewith).
99.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).