Form 10-K
period 2003-02-01
MICHAELS STORES INC
filed 2003-04-11
CIK 740670

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2003
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
None

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        As of August 2, 2002, the aggregate market value of the voting equity held by non-affiliates of the Registrant was approximately $2,104,215,435 based on the closing price of the Registrant's Common Stock on such date, $32.54, as reported on the New York Stock Exchange. Shares of the Registrant's Common Stock owned by its directors and executive officers were excluded from this aggregate market value calculation; however, such exclusion does not represent a conclusion by the Registrant that any or all of such directors and executive officers are affiliates of the Registrant.

        As of April 1, 2003, 66,690,755 shares of the Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

        Part III of this report incorporates information from the Registrant's definitive Proxy Statement relating to the Registrant's Annual Stockholders Meeting to be held on June 19, 2003.

PART I

ITEM 1. Business.

        Unless otherwise noted, all amounts contained in this document are as of February 1, 2003.

General

        With over $2.8 billion in sales in fiscal 2002, Michaels Stores, Inc. (together with its subsidiaries, unless the context otherwise indicates) is the largest national arts and crafts specialty retailer providing materials, ideas, and education for creative activities. Michaels Stores, Inc. was incorporated in Delaware in 1983, and as of April 1, 2003, we operate 770 Michaels retail stores in 48 states, as well as in Canada, averaging 18,200 square feet of selling space. Our stores offer products for the do-it-yourself home decorator and art and craft supplies. We also operate 153 Aaron Brothers stores as of April 1, 2003, in nine states, averaging 5,800 square feet of selling space, offering photo frames, a full line of ready-made frames, custom framing services, and a wide selection of art supplies. In addition, we own and operate Star Wholesale, a single store wholesale operation located in Dallas, Texas, offering merchandise primarily to interior decorators/designers, wedding/event planners, florists, hotels, restaurants, and commercial display companies. We also own and operate Artistree, a vertically integrated frame and moulding manufacturing operation that supplies moulding and framing to our Michaels and Aaron Brothers stores nationwide.

        Our mission is to help people express themselves creatively. Through our broad product assortments, friendly and knowledgeable sales associates, educational in-store events, and project displays, we offer an interactive shopping experience that encourages creativity. We also offer classes and demonstrations that teach basic and advanced skills and provide a hands-on experience in a community environment. We design our stores to inspire shoppers to develop new décor and project ideas and to find the materials they need to successfully complete their projects.

        We will make available our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, free of charge through our internet website at www.michaels.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Recent History

        During the early 1990s, we embarked on an aggressive national expansion program. By 1995, we had tripled our store base to over 500 stores through new store openings and acquisitions, accomplishing our goal of becoming the nation's largest specialty retailer in our industry. However, as a result of inadequate information systems and infrastructure to support our rapid growth, our financial performance weakened. In 1996, we focused on increasing the profitability of our existing stores by implementing a variety of operating initiatives. These initiatives included installing point-of-sale (POS) systems chain-wide to record item-level sales, implementing planograms, eliminating non-core merchandise, reducing costs through centralization of functions, and strengthening the quality and depth of our management team.

        Over the following few years, we focused on improving our operations by building the infrastructure that we were missing. We invested in technology, our supply chain, and our associates to implement best practices and process management. We also resumed an accelerated new store opening strategy that continues today. See "Store Expansion and Relocation."

        As a result of our initiatives, we have achieved a 10.8% compounded annual store growth rate since fiscal 1997 while maintaining a 14.4% compounded annual sales growth rate. In addition, we have reported annual comparable store sales growth for the past six consecutive fiscal years.

Industry Overview—Competition

        We are the leading retailer providing materials, ideas, and education for creative activities in home décor, art, and craft projects. Based on our historical sales trends, we believe we are well positioned to benefit from favorable demographics, particularly a more affluent baby boomer population; continued strength in investments in the home and purchases of new homes; and an increasing focus on home-based, family activities. According to recently published industry consumer participation studies, our typical customer is:

  •
  Female—Over 92% are women and 62% are married.

  •
  Relatively young—Seventy-seven percent of crafters are under 55 with half of them between the ages of 35 and 54.

  •
  Better educated—Ninety-two percent are high school graduates, with almost 60% of them having attended college.

  •
  Affluent—Seventy-two percent of crafters have household incomes greater than $40,000, and 45% of them have household incomes over $60,000.

  •
  Loyal—Fifty-three percent of crafters shop for craft supplies at least twice a month and 24% shop at least once a week.

        We compete across many industries, including arts and crafts, home décor, party supplies, candles, photo frames, and custom framing. A research report published in January 2001 estimated that the size of the markets in which we compete totals more than $30 billion.

        The markets in which we compete are highly fragmented, containing thousands of stores nationwide operated primarily by small, independent retailers along with a few regional chains. We are the largest national retailer dedicated to serving the arts and crafts market, and we believe that there are only four other major arts and crafts retailers in the United States with annual sales in excess of $200 million. Moreover, we believe that our fiscal 2002 sales were more than twice as large as those of our largest direct competitor.

        Customers tend to choose where to shop based upon store location, breadth of selection, price, quality of merchandise, availability of product, and customer service. We compete with many different types of retailers and classify our competition within the following categories:

  •
  Multi-store chains.  This category includes several multi-store chains operating more than 40 stores and comprises: Hobby Lobby, which operates approximately 290 stores in 26 states, primarily in the Midwestern and Southern United States; A.C. Moore Arts & Crafts, Inc., which operates approximately 70 stores in the mid-Atlantic and Northeast regions; Jo-Ann etc. (operated by Jo-Ann Stores, Inc.), which operates approximately 70 stores across the country; and Garden Ridge Corporation, which operates approximately 45 stores in 13 states, primarily in the Midwestern and Southern United States. All of these chains are significantly smaller than Michaels with respect to number of stores and total net sales. While more sophisticated than the small, local specialty retailer, we believe these chains have less buying power, distribution, and advertising capabilities than we have.

  •
  Small, local specialty retailers.  This category includes thousands of local "Mom & Pop" arts and crafts retailers. Typically, these are single store operations managed by the owner. The stores generally offer a limited selection and have limited resources for advertising, purchasing, and distribution. Many of these stores have established a loyal customer base within a given community and compete with us based on customer service.

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

Business Strategy

        We intend to increase our revenues and profits by strengthening our position as the leading national retailer within the arts and crafts and home décor sector through the following strategies:

  •
  Increase Sales and Productivity of Michaels Stores.  Michaels stores that have been open longer than 36 months currently average $3.8 million in sales per store. We believe we can increase average sales per store to $5.0 million. We intend to achieve this objective by increasing the dollar amount per transaction and by creating additional demand for our products.

  —
  Increasing dollar amount per transaction.  We believe if a customer consistently finds the desired product in stock, the customer may purchase additional merchandise while in the store. We intend to enhance each store's in-stock position of key merchandise via the improvement of our supply chain. In fiscal 2001, we began the rollout of perpetual inventory and automated replenishment systems, with a goal to complete the process in fiscal 2004. Our distribution centers allow us to leverage our price negotiations with our suppliers by ordering significant quantities, while also providing us the ability to break large orders into smaller quantities to allow for a timely and economical response to stores' in-stock demands. Through our distribution initiatives in fiscal 2001 and 2002, we added distribution capacity of 1.0 million square feet. By the end of fiscal 2004, we plan to add approximately 271,000 square feet to our existing distribution capacity of 2.8 million square feet.

  —
  Creating additional demand for our products.  We are currently targeting increased demand for our products through traditional retail advertising, multimedia channels, and various in-store promotional activities. We are implementing this strategy by:

  u
  advertising in newspapers and magazines and through targeted broadcast media;

  u
  holding in-store classes, birthday parties, demonstrations, and other events, including Kids Club, utilizing merchandise available in our stores;

  u
  promoting craft ideas and projects in our bimonthly Michaels Create! magazine, which is also carried by other major retailers, including Albertson's, Barnes & Noble, and Target;

  u
  promoting craft ideas on our www.michaels.com website; and

  u
  participating in industry-wide promotion campaigns, such as National Craft Month and Warm-Up America.

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

  •
  Grow Through New Michaels Store Openings.  We believe the United States and Canadian markets can support up to 1,100 Michaels stores. We plan to open approximately 50 to 55 new Michaels stores per year, extending into the foreseeable future, funded primarily through operating earnings. Since the beginning of fiscal 1998, we have opened or relocated 444 Michaels stores using our standard operating procedures, which have ensured store openings with a merchandise assortment and presentation consistent with our existing stores. We have developed and are refining our Michaels store prototype to constantly incorporate improved merchandising techniques and store layouts.

  •
  Expand Aaron Brothers Nationwide.  We plan to open approximately 10 to 15 new Aaron Brothers stores per year, extending into the foreseeable future, also funded primarily through operating earnings. We believe the United States and Canadian markets can support up to 600 Aaron Brothers stores.

  •
  Expand the Wholesale Business Concept.  In May 2000, in connection with our strategy of developing a wholesale business concept, we acquired Star Wholesale in Dallas, Texas. The target customers for this concept are interior decorators/designers, wedding/event planners, florists, hotels, restaurants, and commercial display companies. Star Wholesale features approximately 50,000 square feet of selling space and offers approximately 18,000 SKUs. This is a concept that we see as an additional area in which we can expand our customer base, leverage our experience and vendor base, and add growth to our business.

  •
  Additional Growth Opportunities.  In fiscal 2002, we began testing a small market retail concept by opening three Village Crafts by Michaels stores ranging from 10,000 to 12,000 square feet in single-store markets with populations of approximately 60,000 to 90,000 people. Despite being about half the size, these stores carry approximately 80% of the selection of a typical Michaels store. In fiscal 2003, we intend to begin testing a memory book/scrapbook retail concept by opening two scrapbook retail stores named Recollections, providing merchandise, accessories, and a variety of scrapbook support services in a community learning environment. These stores will average 5,000 to 6,000 square feet, featuring two large classrooms, and will offer more than 10,000 SKUs of scrapbooking and paper crafting products. We believe that both the small market and scrapbook retail concepts could be an additional source of growth for us.

Merchandising and Marketing

Product Selection

        Our Michaels store merchandising strategy is to provide a broad selection of products in an appealing store environment with emphasis on customer service. Each Michaels store offers approximately 40,000 basic SKUs in a number of product categories. The following table shows a breakdown of sales for Michaels stores by department as a percentage of total sales:

	Fiscal Year
	2002	2001	2000
General crafts	26%	27%	27%
Art supplies	20	19	17
Picture framing	19	18	18
Silk and dried floral	15	16	17
Seasonal	11	11	11
Hobby, party, and candles	9	9	10

	100%	100%	100%

        We offer the following selection of merchandise in our Michaels stores:

  •
  products for the do-it-yourself home decorator, including wall décor, candles, containers, baskets, and potpourri; custom framing services, ready-made frames, mat boards, glass, backing materials and related supplies, framed art, and photo albums; and silk flowers, dried flowers, and artificial plants sold separately or in ready-made and custom floral arrangements, accessories needed for floral arranging, and other floral items, such as wreaths;

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

        Our Aaron Brothers stores offer on average 6,100 SKUs, including photo frames, a full line of ready-made frames, and a wide selection of art supplies and custom framing services. Our merchandising strategy for our Aaron Brothers stores is to provide a unique, upscale framing assortment and shopping experience. In addition, we strive to provide a fashion forward framing merchandise selection in an appealing environment with an emphasis on customer service.

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

Advertising

        We focus on circular and newspaper advertising. We have found full-color circular advertising, primarily as an insert into newspapers, to be our most effective medium of advertising. The circulars advertise numerous products in order to emphasize the wide selection of products available at Michaels stores. We believe that our ability to advertise through circulars and newspapers throughout the year in each of our markets provides us with an advantage over our smaller competitors. In addition, our advertising reinforces and strengthens our brand name. In fiscal 2002 and 2001, we spent approximately $133.0 million and $122.7 million, respectively, on advertising.

Store Design and Operations

        Our store design encourages purchases in a friendly, interactive environment. Our Michaels stores average 18,200 square feet of selling space, and our Aaron Brothers stores average 5,800 square feet of selling space. Many of the craft supplies sold in our Michaels stores can be assembled into unique end products with an appropriate amount of guidance and direction. Accordingly, we display completed projects in every Michaels store in an effort to stimulate new project ideas, and we supply free project sheets with detailed instructions on how to assemble the product.

        Store design is developed centrally and implemented at the store level through the use of planograms, which provide store associates with detailed descriptions and illustrations with respect to store layout and merchandise presentation. Planograms are also used to cluster various products that can be combined to create individual projects.

        We strive to complement our innovative store design with customer service that provides an enjoyable shopping experience. We believe that prompt, knowledgeable, and enthusiastic service fosters customer loyalty and can differentiate us from our competition.

        A Michaels store is typically managed by a store manager, one assistant manager, and three department managers. The field organization for Michaels is headed by an executive vice president and is divided into six geographic zones. Each zone has its own vice president, human resources manager, and nine to 11 district managers. There are a total of 62 districts. Typically, an Aaron Brothers store is managed by a store manager and one or two assistant managers. The field organization for Aaron Brothers is headed by a divisional vice president and is divided into 13 districts, each with a district or market manager. We believe this organizational structure enhances the communication among the individual stores and between the stores and corporate headquarters.

Purchasing and Inventory Management

        We purchase merchandise from over 1,400 suppliers. We believe that our buying power and ability to make centralized purchases enable us to acquire products on favorable terms. Central merchandising management teams for Michaels and Aaron Brothers negotiate with vendors on behalf of all their stores in order to obtain the lowest net merchandise costs and improve control over product mix and inventory. In fiscal 2002, our top 10 vendors accounted for approximately 23% of total purchases with no single vendor accounting for more than 3.8% of total purchases.

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

        Our primary objectives for inventory management are maximizing the efficiency of the flow of product to the stores, improving store in-stock position, enhancing store labor efficiency, and optimizing our overall investment in inventory. We manage our inventory in several ways, including: weekly tracking of inventory position; the use of planograms to control the merchandise assortment; and the review of item-level sales information in order to track the sell-through of seasonal and promotional items and to plan our assortments. The data that we obtain from our POS system is an integral component in the inventory management process. In addition, inventories are verified through periodic physical counts conducted throughout the year on a rotating systematic schedule.

        We believe that the implementation of perpetual inventory and automated merchandise replenishment systems will allow us to better achieve our inventory management objectives. Currently, our store order specialists reorder the majority of our merchandise assortment using a radio frequency handheld ordering device, or RF gun, which calculates a SKU-specific recommended order quantity for that store based on its prior year selling patterns and our promotional activities, and an in-store back-office computer. The in-store computer then generates a vendor order for SKUs not carried in our distribution centers or transmits a replenishment order to the corporate office for items carried in our distribution centers.

        We began the rollout of perpetual inventory and automated replenishment systems for 1,100 SKUs in our Michaels stores in fiscal 2001 and expanded to 2,400 SKUs in fiscal 2002. In fiscal 2002, we implemented a partnership training program with our vendors to prepare them for this rollout. In fiscal 2003, we plan to complete the implementation of the perpetual inventory system and anticipate having approximately 19,800 SKUs on automated replenishment by the end of fiscal 2003. We will complete the rollout of automated replenishment by August 2004. In addition to improving store in-stock position and enhancing store labor efficiency, once fully implemented, these systems will also allow us to better forecast merchandise ordering quantities for our vendors and give us the ability to identify, order, and replenish the stores' merchandise without the use of store order specialists.

        In fiscal 2001, we implemented a new seasonal allocation system to better manage the distribution of seasonal merchandise to our stores. Utilizing this allocation system, we are able to allocate seasonal merchandise to our stores based on prior year sales and current store sales trends. For a discussion of the seasonal nature of our business, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Seasonality."

Distribution

        We currently operate a distribution system that supplies our Michaels stores with merchandise, including substantially all seasonal and promotional items. Approximately 58% of Michaels stores' merchandise is shipped through the Michaels distribution system, with the remainder being shipped directly from vendors. Approximately 69% of Aaron Brothers stores' merchandise is shipped through the Aaron Brothers distribution center, with the remainder being shipped directly from our vendors. Our current distribution centers are located in California, Florida, Kentucky, Pennsylvania, and Texas. In fiscal 2001, we initiated an expansion of our California distribution center and began building a new distribution facility in Hazleton, Pennsylvania. These projects were completed in fiscal 2002, which added approximately 1.0 million square feet of capacity. In fiscal 2003, we will begin construction on a new distribution center to be located in the Chicago, Illinois area, which we anticipate will be completed in fiscal 2004. At the end of fiscal 2004, the lease on our Kentucky distribution center will end. The 692,000 square feet of our new Illinois distribution center, offset by the closing of our Kentucky distribution center, will add approximately 271,000 square feet to our existing 2.8 million square feet of capacity. In addition to these distribution facilities, we utilize four third party warehouse facilities to store and supply our seasonal merchandise in preparation for the holiday season.

        Michaels stores generally receive deliveries from the distribution centers each week through an internal distribution network using contract carriers. Aaron Brothers stores receive merchandise on a weekly or biweekly basis from their dedicated 150,000 square foot distribution center located in the Los Angeles, California area. Star Wholesale receives its merchandise from direct vendor shipments.

        In January 2002, we selected a new transportation management system to manage our transportation processes between our vendors, distribution centers, and stores. Once implemented, we expect to gain efficiency and visibility of merchandise shipments within our supply chain. We completed the first phase of this implementation in fiscal 2002 and anticipate completing the second phase in fiscal 2003.

        We believe that our distribution system, with its planned expansion and new transportation management system, will allow us to maintain sufficient inventory in each store to meet our customers' demands while improving control over our overall investment in inventory. We currently have approximately 16,000 SKUs in our distribution centers. We intend to have approximately 80 - 90% of our basic SKUs replenished through our distribution system after its expansion is completed. We believe our distribution system provides us with an advantage over our competitors in terms of cost and rapid replenishment to our stores. We intend to increase the amount of goods processed through our distribution system to reduce our supply chain costs and more effectively manage our investment in inventories.

Store Expansion and Relocation

        Having achieved our objective of becoming the largest national retailer of arts, crafts, and decorative items, we recognized in 1995 that we had the critical mass to achieve improved operating efficiencies that could result in higher returns on capital by focusing on key initiatives, such as strengthening our information systems and infrastructure to support future store growth. In fiscal 1995, we announced a shift in focus from store growth to higher returns on capital and as a result, moderated our internal growth rate in number of stores. In fiscal 1998, having successfully completed these initiatives, we returned to an accelerated new store opening program and have maintained that growth through fiscal 2002.

        The following table shows our store growth:

	Fiscal Year
	2002	2001	2000	1999	1998
Michaels stores:
Retail stores open at end of year	755	695	628	559	496
Retail stores opened during the year	67	75	72	69	50
Retail stores closed during the year	7	8	3	6	6
Retail stores relocated during the year	18	17	17	26	14
Aaron Brothers stores:
Retail stores open at end of year	148	139	119	95	78
Retail stores opened during the year	13	20	25	17	5
Retail stores closed during the year	4	—	1	—	1
Retail stores relocated during the year	1	5	3	6	5
Star Wholesale store:
Wholesale store open at end of year	1	1	1	—	—
Wholesale store acquired during the year	—	—	1	—	—

        In keeping with our plans to continue to seek store growth while realizing higher returns on capital, in fiscal 2003, we plan to open approximately 55 Michaels and 10 Aaron Brothers stores. We plan to open approximately 50 to 55 new Michaels stores per year in subsequent fiscal years, extending into the foreseeable future. In addition, we plan to expand the Aaron Brothers concept nationwide and open 10 to 15 new Aaron Brothers stores per year in subsequent fiscal years, extending into the foreseeable future.

        Our expansion strategy is to give priority to adding stores in existing markets in order to enhance economies of scale associated with advertising, distribution, field supervision, and other regional expenses. The anticipated opening of Michaels and Aaron Brothers stores in fiscal 2003 and the rate at which stores are opened thereafter will depend upon a number of factors, including the success of existing Michaels and Aaron Brothers stores, the availability and the cost of capital for expansion, the availability of suitable store sites, and the ability to hire and train qualified managers.

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

        Costs for opening stores at particular locations depend upon the type of building and general cost levels in the area. In fiscal 2002, the average net cost of opening a new Michaels store included approximately $600,000 of leasehold improvements, furniture, fixtures and equipment, and pre-opening costs, and an estimated initial inventory investment, net of accounts payable, of approximately $600,000. The total cost of opening a new store depends on the store size, operating format, and the time of year in which the store is opened. The initial inventory investment in new Michaels stores is offset, in part, by vendor allowances.

        In addition to new store openings, we continue to pursue a store relocation program to improve the quality and performance of our existing store base. We relocated 17 and 18 Michaels stores in fiscal 2001 and 2002, respectively, and five and one Aaron Brothers stores in fiscal 2001 and 2002, respectively. We plan to relocate up to 20 Michaels stores during fiscal 2003.

        During fiscal 2001 and 2002, we closed eight and seven Michaels stores, respectively, and in fiscal 2002, we closed four Aaron Brothers stores. We currently have no specific plans to close any Michaels or Aaron Brothers stores in fiscal 2003.

Investment in Information Technology

        We are committed to utilizing technology to increase operating efficiencies and to improve our ability to satisfy the needs of our customers. The installation of the POS system gave us the ability to better understand the demands of the customer, emerging merchandise trends, and inventory replenishment requirements. During fiscal 1998, we completed installation of a networked computer system in every store to handle data communications, price management, enhanced radio frequency terminal applications for inventory management, faster credit card authorizations, and gift card processing. In addition, a standardized warehouse management system utilizing radio frequency terminals with bar code scanning technology was installed in all distribution centers. In connection with our supply chain initiatives, in fiscal 2001, we implemented a new seasonal allocation system to better manage the allocation of seasonal merchandise to our stores based on prior year sales and current store sales trends. In addition, in fiscal 2001, we began the implementation of a new transportation management system to manage our transportation processes between our vendors, distribution centers, and our stores. Once fully implemented, we expect to gain efficiency and visibility of merchandise shipments within our supply chain. In fiscal 2001, we began the rollout of perpetual inventory and automated replenishment systems, with a goal to complete the process in fiscal 2004. In connection with our perpetual inventory and automated replenishment systems, we expect to improve our stores' in-stock positions, enhance store labor efficiency, improve forecasting of merchandise ordering quantities for our vendors, and identify, order, and replenish the stores without the use of store order specialists. We believe the implementation of these advanced merchandise and distribution information systems will greatly enhance our inventory management capabilities.

        In addition to the information technology enhancements discussed above, we completed the installation of a new integrated financial management package in fiscal 1999 to provide an efficient platform for future growth and utilize financial best practices and controls. In fiscal 2002, we began the installation of a new human resource management system. This implementation will be completed in phases at various dates in fiscal 2003 and 2004.

Foreign Sales

        Our current international business is concentrated in Canada. Sales outside the United States accounted for approximately 4% of total sales in fiscal 2002 and 2001, and 3% in fiscal 2000. During the last three years, less than 5% of our assets have been located outside of the United States.

Service Marks

        The names "Michaels" and "Aaron Brothers" and the Michaels logo are each federally registered service marks.

Employees

        As of April 1, 2003, we employed approximately 38,500 associates, approximately 25,800 of whom were employed on a part-time basis. The number of part-time associates is substantially increased during the Christmas selling season. Of our full-time associates, approximately 2,450 are engaged in various executive, operating, training, distribution, and administrative functions in our corporate and division offices and distribution centers, and the remainder are engaged in store operations. None of our associates are members of labor unions.

Executive Officers of the Registrant

        Our current executive officers, their ages as of April 1, 2003, and their business experience during at least the past five years are set forth below.

	Age	Position
Charles J. Wyly, Jr	69	Chairman of the Board of Directors
Sam Wyly	68	Vice Chairman of the Board of Directors
R. Michael Rouleau	64	President and Chief Executive Officer
Ronald S. Staffieri	53	President—Michaels Stores Group
Jeffrey N. Boyer	44	Executive Vice President—Chief Financial Officer
Edward F. Sadler	58	Executive Vice President—Store Operations
Robert M. Spencer	62	Executive Vice President—General Merchandise Manager
Douglas B. Sullivan	52	Executive Vice President—Development
James F. Tucker	58	Executive Vice President—Chief Information Officer
Mark V. Beasley	49	Senior Vice President, General Counsel and Secretary
J. Samuel Crowley	52	Senior Vice President—New Ventures
Thomas C. DeCaro	48	Senior Vice President—Inventory Management
Sue Elliott	52	Senior Vice President—Human Resources
Stephen R. Gartner	52	Senior Vice President—Supply Chain Management
Duane E. Hiemenz	49	Senior Vice President—New Business Development
Amy J. Parker	45	Senior Vice President—Marketing
Jeffrey L. Wellen	42	Head of Strategic Planning and Initiatives

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

        Mr. Sam Wyly has served as Vice Chairman of the Board since July 2001 and a director of Michaels since 1984. He served as Chairman of the Board from 1984 until 2001. Mr. Wyly is an entrepreneur who has created and managed several public and private companies. He is the general partner of Ranger Capital, Ltd., a Dallas-based hedge fund management company. He founded Maverick Capital, Ltd., another hedge fund manager, in 1990. Mr. Wyly is also a director of Green Mountain Energy Company, a clean energy provider. He founded University Computing Company, which became one of the first computer utility networks and one of the first software products companies. He was a founder and, until its acquisition in 2000 by another company, was Chairman and a director of Sterling Software, Inc. He also was Chairman of the Executive Committee and a director of Sterling Commerce, Inc., until its acquisition in 2000 by another company, and was Chairman and a director of Scottish Annuity & Life Holdings, Ltd. from October 1998 until June 2000.

        Mr. Rouleau has served as Chief Executive Officer since April 1996, and has also served as President from April 1997 to June 1999 and again since March 2001. Prior to joining us, Mr. Rouleau had served as Executive Vice President of Store Operations for Lowe's Companies, Inc. from May 1992 until April 1996 and in addition as President of Lowe's Contractor Yard Division from February 1995 until April 1996. Prior to joining Lowe's, Mr. Rouleau was a co-founder and President and Chief Executive Officer of Office Warehouse, which subsequently merged into Office Max. Mr. Rouleau also served with the Target Stores division of Dayton Hudson Corporation for 20 years, from its inception in 1961.

        Mr. Staffieri became President—Michaels Stores Group in December 2002. Prior to joining us, Mr. Staffieri held various positions with Borders Group, Inc., where he served as President of Waldenbooks Stores from April 1999 until December 2002, Chief Administrative Officer of Borders Group, Inc. from January 1998 to April 1999, and President of Borders Outlet from July 1997 to January 1998.

        Mr. Boyer became Executive Vice President—Chief Financial Officer in January 2003. Prior to joining us, Mr. Boyer was Executive Vice President and Chief Financial Officer of Kmart Corporation from May 2001 until November 2001. In January 2002, Kmart Corporation filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Prior to joining Kmart, he held various positions with Sears, Roebuck & Company, where he served as Senior Vice President and Chief Financial Officer from October 1999 to May 2001, Corporate Controller from June 1998 to October 1999, and Vice President, Finance—Full Line Stores from June 1996 to June 1998. Prior experience includes Vice President of Business Development at The Pillsbury Company from 1995 to 1996 and over six years with Kraft Foods, a unit of Altria, in various senior financial positions.

        Mr. Sadler became Executive Vice President—Store Operations in October 1999. From June 1995 until 1999, he was Regional Vice President and subsequently Senior Vice President—Stores of Caldor. Prior to Caldor, Mr. Sadler served with Target for 19 years, most recently as Vice President—Store Operations.

        Mr. Spencer became Executive Vice President—General Merchandise Manager in January 2001. From January 1998 until January 2001, he served as Vice President—Northeast Zone. Prior to joining us, Mr. Spencer held senior management positions at A.C. Moore Arts & Crafts, Inc., where he was Executive Vice President and Chief Operating Officer from 1996 until December 1997, and prior to that Mr. Spencer held positions at McCrory Stores, Target Stores, and W.T. Grant.

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

        Mr. Beasley became Senior Vice President, General Counsel and Secretary in March 2003. Mr. Beasley had been Vice President, General Counsel and Secretary from April 1990 to March 2003 and General Counsel and Secretary from September 1987 to April 1990. Prior to joining us, Mr. Beasley had served with Zale Corporation for three years as Assistant General Counsel and Assistant Secretary, before which he practiced law with the firm of Johnson & Swanson from 1979 through 1984.

        Mr. Crowley became Senior Vice President—New Ventures in July 2002. Prior to joining us, Mr. Crowley was a consultant for Insider Marketing from April 2000 to August 2002. Prior to this, he was Executive Vice President—Operations for CompUSA Inc. from March 1995 to April 2000.

        Mr. DeCaro became Senior Vice President—Inventory Management in August 2000. From 1998 until joining us, he was Vice President—Merchandise for Disneyland Resort. Prior to this, he held the position of Senior Vice President—Merchandise Planning and Allocation for Kohl's Department Stores from February 1996 to April 1998. In addition, Mr. DeCaro has held various positions in Merchandise Planning and Allocation and Finance for The Disney Store, The Limited Stores, May Department Stores, and Sanger Harris Department Stores.

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

        Mr. Gartner joined us as Senior Vice President—Supply Chain Management in May 2001. From September 1998 until November 2000, Mr. Gartner held the position of Executive Vice President—Supply Chain Management for DSC Logistics, Inc. Prior to DSC Logistics, Mr. Gartner served with The Pillsbury Company for 20 years, most recently as Vice President—Distribution Operations.

        Mr. Hiemenz became Senior Vice President—New Business Development in October 1999, after joining us as a Zone Vice President in July 1996 and serving as Executive Vice President—Store Operations from August 1996 to October 1999. Prior to joining Michaels, Mr. Hiemenz had served with Lowe's Companies, Inc. for nine years, most recently as a Regional Vice President.

        Ms. Parker became Senior Vice President—Marketing in March 2002. From 1998 until joining us, she held executive positions for a division of Ahold USA, Inc., most recently serving as Executive Vice President—Sales and Marketing for Tops Markets, Inc. Prior to Ahold USA, Ms. Parker held the position of Vice President—Marketing with Smart & Final, Inc. for five years.

        Mr. Wellen joined us as Head of Strategic Planning & Initiatives in September 2000. From June 1997 until joining us, Mr. Wellen held a variety of positions for Computer Sciences Corporation (CSC), most recently as a principal in the Consumer Products & Retail practice where he assisted clients, including Michaels, with strategic, supply chain, and business process initiatives. From September 1994 until joining CSC, he held a variety of positions with Electronic Data Systems (EDS). In addition, Mr. Wellen has held various positions at Haggar Apparel Company and Gimbels Midwest Department Stores.

ITEM 2. Properties.

        We lease substantially all of the sites for our Michaels and Aaron Brothers stores, with lease terms generally ranging from five to 10 years. The base rental rates for Michaels stores generally range from $150,000 to $360,000 per year. Rental expense for stores open for the full 12-month period of fiscal 2002 averaged $224,000 for our Michaels stores and $134,000 for our Aaron Brothers stores. The leases are generally renewable, with increases in lease rental rates. Lessors have made leasehold improvements to prepare our stores for opening under a majority of our existing leases. As of February 1, 2003, we had signed 41 leases for Michaels stores and seven leases for Aaron Brothers stores that we plan to open in fiscal 2003.

        In addition to our stores, we also lease and occupy the following:

Location	Square Footage	Use
City of Commerce, California	150,000	Aaron Brothers distribution center, custom framing regional processing center, and other office space
Coppell, Texas	144,000	Custom framing regional processing center, fulfillment operations center, and other office space
Coppell, Texas	67,000	Corporate satellite office
Grand Prairie, Texas	35,000	Processing center
Hazleton, Pennsylvania	692,000	Distribution center
Irving, Texas	171,000	Corporate headquarters
Jacksonville, Florida	506,000	Distribution center
Kernersville, North Carolina	66,000	Manufacturing plant and custom framing regional processing center
Lancaster, California	763,000	Distribution center
Lexington, Kentucky	421,000	Distribution center
Tarrant County, Texas	423,000	Distribution center

        The following table indicates the number of our retail stores and wholesale operation located in each state or province as of April 1, 2003:

	Number of Stores			Number of Stores
State/Province	Michaels	Aaron Brothers	State/Province	Michaels	Aaron Brothers
Alabama	11	—	Montana	4	—
Alaska	2	—	Nebraska	4	—
Alberta	10	—	Nevada	8	5
Arizona(1)	23	8	New Hampshire	5	—
Arkansas	3	—	New Jersey	18	—
British Columbia	8	—	New Mexico	3	—
California	97	98	New York	29	—
Colorado	15	7	North Carolina	22	—
Connecticut	8	—	North Dakota	2	—
Delaware(1)	3	—	Ohio	30	—
Florida	43	—	Oklahoma	7	—
Georgia	28	3	Ontario	16	—
Idaho(1)	6	1	Oregon(1)	12	4
Illinois	31	—	Pennsylvania	27	—
Indiana	13	—	Rhode Island	2	—
Iowa	7	—	Saskatchewan	2	—
Kansas	6	—	South Carolina	9	—
Kentucky	6	—	South Dakota	1	—
Louisiana	11	—	Tennessee	10	—
Maine	2	—	Texas(2)	57	19
Manitoba	2	—	Utah	8	—
Maryland	20	—	Vermont	1	—
Massachusetts	14	—	Virginia	27	—
Michigan	29	—	Washington(1)	22	8
Minnesota	17	—	West Virginia	3	—
Mississippi	3	—	Wisconsin	10	—

Missouri	14	—	Total	771	153

(1)
The Michaels store count for Arizona, Delaware, Idaho, and Oregon each include one Village Crafts store and the store count for Washington includes three Village Crafts stores.

(2)
The Michaels store count for Texas includes one Star Wholesale store.

ITEM 3. Legal Proceedings.

Stockholder Class Actions

        On various dates between February 4, 2003 and March 25, 2003, 10 purported class action lawsuits were filed in the United States District Court for the Northern District of Texas, Dallas Division, against Michaels Stores, Inc. and certain of the current and former directors and officers of Michaels. All of these lawsuits have been consolidated. The suits assert various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 related to actions prior to Michaels' announcement on November 7, 2002, that, among other things, it had revised its outlook for the fourth fiscal quarter of 2002, adjusting downward its guidance for annual earnings per diluted share. The complaints charge that, prior to that announcement, Michaels and certain of the other defendants made misrepresentations and omitted to disclose negative information about the financial condition of

Michaels while the individual defendants were selling shares of Michaels common stock. We believe these claims are without merit and will vigorously contest them.

Derivative Claims

        On March 21, 2003, Julie Fathergill filed a purported stockholder derivative action in the 192nd Judicial District Court for Dallas County, Texas naming certain former and current officers and directors including all of Michaels current directors, as individual defendants and Michaels as a nominal defendant. In this derivative action, the plaintiff makes allegations of fact similar to those made in the purported securities class actions described above. The plaintiff asserts claims against the individual defendants for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. All of these claims are asserted derivatively on behalf of Michaels and the lawsuit states that the relevant time period is August 2002 to present. We believe this claim is also without merit and will vigorously oppose it.

        On April 8, 2003, the Chairman of the Board of Michaels received a demand letter on behalf of Chris Frith, a purported Michaels stockholder, requesting that the Board commence an action against certain former and current officers and directors. The demand letter threatens to file a derivative lawsuit if an action is not commenced within a reasonable time. The purported bases of the demand are similar to those made in the purported stockholder class actions and stockholder derivative lawsuit described above.

Cotton Claim

        On December 20, 2002, James Cotton, a former store manager of Michaels of Canada, ULC, our wholly-owned subsidiary, and Suzette Kennedy, a former assistant manager of Michaels of Canada, commenced a purported class proceeding against Michaels of Canada and Michaels Stores, Inc. on behalf of themselves and current and former employees employed in Canada. The Cotton claim was filed in the Ontario Superior Court of Justice and alleges that the defendants violated employment standards legislation in Ontario and other provinces and territories of Canada by failing to pay overtime compensation as required by that legislation. The Cotton claim also alleges that this conduct was in breach of the contracts of employment of those individuals. The Cotton claim seeks a declaration that the defendants have acted in breach of applicable legislation, payment to current and former employees for overtime, damages for breach of contract, punitive, aggravated and exemplary damages, interest and costs. Although we believe we have certain meritorious defenses and intend to defend this lawsuit vigorously, given the early stage of the proceedings, it is premature at this time for us to comment on issues of liability and damages.

General

        We are a defendant from time to time in lawsuits incidental to our business. Based on currently available information, we believe that resolution of all known contingencies is uncertain. There can be no assurance that future costs of such litigation would not be material to our financial position or results of operations.

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

        The following table sets forth the high and low sale prices of our Common Stock for each quarterly period within the two most recent fiscal years.

	High	Low
Fiscal 2002:
First quarter	$42.25	$29.31
Second quarter	46.00	30.10
Third quarter	49.33	31.77
Fourth quarter	46.30	29.25
Fiscal 2001:
First quarter	$20.59	$13.11
Second quarter	22.35	16.13
Third quarter	26.87	16.85
Fourth quarter	35.10	25.45

Holders

        As of April 1, 2003, there were 527 holders of record of our Common Stock.

Dividends

        Our present plan is to retain earnings for the foreseeable future for use in our business and the financing of our growth. We did not pay any dividends on our Common Stock during fiscal 2001 or 2002. Our bank credit facility agreement and the indenture governing our 9 1/4% Senior Notes due 2009 permit dividends to be paid, but there are restrictions as to the amounts which could be paid based on a formulation set forth in each agreement.

ITEM 6. Selected Financial Data.

        The following financial information for the five most recent fiscal years has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere herein.

	Fiscal Year(1)
	2002	2001	2000	1999	1998
	(In thousands except per share and store data)
Results of Operations Data:
Net sales	$2,856,373	$2,530,727	$2,249,440	$1,882,522	$1,573,965
Operating income	269,794	179,716	148,417	122,672	89,112
Income before cumulative effect of accounting change	147,730	89,030	80,441	62,301	43,601
Cumulative effect of accounting change, net of income tax(2)(3)	7,433	—	1,852	—	—
Net income	140,297	89,030	78,589	62,301	43,601
Diluted earnings per common share before cumulative effect of accounting change	2.09	1.33	1.17	1.00	0.71
Diluted earnings per common share after cumulative effect of accounting change	1.99	1.33	1.15	1.00	0.71
Balance Sheet Data:
Cash and equivalents	$218,031	$193,025	$28,191	$$77,398	$96,124
Merchandise inventories	809,418	714,309	663,700	615,065	501,239
Total current assets	1,066,440	950,063	729,816	722,987	621,928
Total assets	1,560,973	1,414,633	1,158,436	1,096,703	962,650
Total current liabilities	299,454	351,207	289,008	270,976	230,701
Long-term debt(4)	200,000	200,000	125,145	224,635	230,896
Total liabilities	548,946	590,069	453,790	529,905	481,671
Stockholders' equity	1,012,027	824,564	704,646	566,798	480,979
Other Financial Data:
Cash flow from operating activities	$109,482	$177,257	$146,758	$$60,770	$6,038
Cash flow from investing activities	(108,079)	(101,644)	(120,084)	(90,759)	(59,567)
Cash flow from financing activities	23,603	89,221	(75,881)	11,263	(12,630)
Other Operating Data:
Average net sales per Michaels store, as adjusted(5)	$3,828	$3,663	$3,563	$3,336	$3,149
Average net sales per Michaels store, as previously reported(5)	3,826	3,668	3,558	3,341	3,143
Comparable store sales increase, as adjusted(6)	4%	5%	5%	7%	1%
Total selling square footage	14,610	13,405	12,063	10,411	8,981
Stores Open at End of Year:
Michaels	755	695	628	559	496
Aaron Brothers	148	139	119	95	78
Star Wholesale	1	1	1	—	—

Total stores open at end of year	904	835	748	654	574

(Notes on following page.)

(Notes from table on preceding page.)

(1)
Fiscal 2000 was a 53-week fiscal year. All other fiscal years included in the above table were 52-week fiscal years.

(2)
We changed our accounting policy with respect to recording cooperative advertising allowances effective retroactively as of the beginning of fiscal 2002. As a result, we recorded a non-cash charge of $7.4 million, net of income tax, in the first quarter of fiscal 2002 for the cumulative effect of the change on fiscal years prior to fiscal 2002.

(3)
We changed our accounting policy with respect to revenue recognition related to the sale of custom frames effective retroactively as of the beginning of fiscal 2000. As a result, we recorded a non-cash charge of $1.9 million, net of income tax, in the first quarter of fiscal 2000 for the cumulative effect of the change on fiscal years prior to fiscal 2000.

(4)
Long-term debt includes the long-term portion of capital lease obligations, our Convertible Subordinated Notes which we redeemed in June 2000, our 10 7/8% Senior Notes due 2006 which we redeemed in August 2001, and our 9 1/4% Senior Notes due 2009 issued in July 2001.

(5)
The calculation of average net sales per Michaels store only includes sales for stores open longer than 36 months. In the preparation of this Annual Report on Form 10-K, we began including the effect of deferring the recognition of custom frame sales for orders that have not been picked up by the customer at the end of the period in our average net sales per store calculation. As a result, we have retroactively applied the custom frame sales deferral for all periods presented in the above table.

(6)
Comparable store sales increase represents the increase in net sales for stores open the same number of months in the indicated and comparable period of the previous year, including stores that were relocated or expanded during either period. A store is deemed to become comparable in its 14th full month of operation. In the preparation of this Annual Report on Form 10-K, we began including the effect of deferring the recognition of custom frame sales for orders that have not been picked up by the customer at the end of the period in our comparable store sales calculation. As a result, we have retroactively applied the custom frame sales deferral to our comparable store sales increases for all periods presented in the above table; however, there was no change in the annual comparable store sales percentages previously reported.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following discussion, as well as other portions of this Annual Report on Form 10-K, contains forward-looking statements that reflect our plans, estimates, and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management "anticipates," "plans," "estimates," "expects," "believes," and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this report. Specific examples of forward-looking statements include, but are not limited to, statements regarding our future cash dividend policy, forecasts of capital expenditures, working capital requirements, and stock repurchases. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, and particularly in "Risk Factors."

General

        Our fiscal year includes 52 or 53 weeks and ends on the Saturday closest to January 31. References to fiscal year mean the year in which that fiscal year began. Our fiscal year 2002 ended on February 1, 2003 and fiscal year 2001 ended on February 2, 2002 and each contained 52 weeks. Our fiscal year 2000 ended on February 3, 2001 and contained 53 weeks. All references herein to fiscal 2003 relate to the 52 weeks ending January 31, 2004.

Changes in Accounting Principle

Cooperative Advertising Allowances

        In November 2002, the EITF reached consensus on Issue 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor. Issue 02-16 addresses the accounting for cash consideration received by a customer from a vendor (e.g., slotting fees, cooperative advertising payments, buydowns) and rebates or refunds from a vendor that are payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. Issue 02-16 is effective for new arrangements or modifications to existing arrangements entered into after December 31, 2002, although early adoption is permitted. We elected to adopt early, effective February 3, 2002, the provisions of Issue 02-16 in the preparation of this Annual Report on Form 10-K. Accordingly, in fiscal 2002, we recorded a cumulative effect of accounting change of $12.6 million, $7.4 million net of income tax, for the impact of this adoption on prior fiscal years. As of February 1, 2003, $12.4 million of our cooperative advertising allowances has been deferred into inventory and will be recognized as inventory is sold. This adoption has also resulted in the reclassification of our cooperative advertising payments earned in fiscal 2002 from selling, general, and administrative expense to cost of sales and occupancy expense retroactively as of the beginning of fiscal 2002. The fiscal 2002 impact on income before cumulative effect of accounting change was immaterial.

        The following pro forma financial information for fiscal years 2001 and 2000 reflects the impact of Issue 02-16 as if it had been adopted prior to fiscal 2000:

	Fiscal Year
	2001		2000
	As Reported	Pro Forma	As Reported	Pro Forma
	(In thousands except per share data)
Net sales	$2,530,727	$2,530,727	$2,249,440	$2,249,440
Cost of sales and occupancy expense	1,660,771	1,631,541	1,494,304	1,470,415

Gross profit	869,956	899,186	755,136	779,025
Selling, general, and administrative expense	671,692	701,318	596,522	622,811
Store pre-opening costs	10,379	10,379	10,197	10,197
Litigation settlement	8,169	8,169	—	—

Operating income	179,716	179,320	148,417	146,017
Interest expense	29,926	29,926	18,026	18,026
Other (income) and expense, net	(1,109)	(1,109)	(3,678)	(3,678)

Income before income taxes and cumulative effect of accounting change	150,899	150,503	134,069	131,669
Provision for income taxes	61,869	61,707	53,628	52,668

Income before cumulative effect of accounting change	89,030	88,796	80,441	79,001
Cumulative effect of accounting change for revenue recognition, net of income tax of $1,235	—	—	1,852	1,852

Net income	$89,030	$88,796	$78,589	$77,149

Earnings per common share:
Basic	$1.37	$1.37	$1.18	$1.16

Diluted	$1.33	$1.33	$1.15	$1.13

Selected Balance Sheet Information:
Merchandise inventories	$714,309	$701,710	$663,700	$651,497
Retained earnings	358,759	351,013	271,774	264,262

Custom Frame Sales

        Effective October 29, 2000, we changed our method of accounting for custom frame sales in accordance with guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Historically, we recognized sales for custom frame orders at the time that the order was placed by the customer. Under the new accounting method adopted retroactive to January 30, 2000, we now effectively recognize revenue for custom frame orders at the time of delivery. The cumulative effect of the change on prior years resulted in a charge to income of $1.9 million (after reduction for income taxes of $1.2 million) which is included in the results of operations for fiscal 2000. The effect of the change on fiscal 2000 was to recognize $2.6 million in revenue and increase income before the cumulative effect of the accounting change by $685,000.

Results of Operations

        The following table sets forth the percentage relationship to net sales of each line item of our consolidated statements of income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

	Fiscal Year
	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	63.2	65.6	66.4

Gross profit	36.8	34.4	33.6
Selling, general, and administrative expense	27.1	26.5	26.5
Store pre-opening costs	0.3	0.4	0.5
Litigation settlements	—	0.4	—

Operating income	9.4	7.1	6.6
Interest expense	0.7	1.2	0.8
Other (income) and expense, net	(0.1)	(0.0)	(0.2)

Income before income taxes and cumulative effect of accounting change	8.8	5.9	6.0
Provision for income taxes	3.6	2.4	2.4

Income before cumulative effect of accounting change	5.2	3.5	3.6
Cumulative effect of accounting change for cooperative advertising allowances, net of income tax	0.3	—	—
Cumulative effect of accounting change for revenue recognition, net of income tax	—	—	0.1

Net income	4.9%	3.5%	3.5%

Fiscal 2002 Compared to Fiscal 2001

        Net sales for fiscal 2002 increased $325.6 million, or 13%, over fiscal 2001. The results for fiscal 2002 included sales from 67 Michaels and 13 Aaron Brothers stores that were opened during the year, more than offsetting lost sales from seven Michaels and four Aaron Brothers store closures. Sales at the new stores, net of closures, during fiscal 2002 accounted for $218.6 million of the increase in net sales. Comparable store sales increased 4% in fiscal 2002 compared to fiscal 2001, which contributed $107.0 million to the net sales increase. The improvement in comparable store sales was due to a strong performance in our core categories of books, art supplies, kids crafts, framing, and seasonal.

        Cost of sales and occupancy expense, as a percentage of net sales, for fiscal 2002 was 63.2%, a decrease of 2.4% compared to fiscal 2001. This decrease was due in part to a reclassification of $33.6 million, or 1.2% of net sales, of fiscal 2002 cooperative advertising allowances from selling, general, and administrative expense in connection with our change in accounting policy. In addition, this decrease as a percentage of net sales was due to improved merchandise margins and a leveraging of store occupancy expense on higher average net sales per store compared to fiscal 2001.

        During the fourth quarter of fiscal 2001, we recorded a $14.8 million markdown reserve to reflect the net realizable value of certain merchandise that did not conform to each store's specific planogram SKU program. As of the end of the second quarter of fiscal 2002, essentially all of this merchandise had been liquidated and the related markdown reserve was fully utilized as part of the liquidation process.

        Selling, general, and administrative expense was $773.9 million, or 27.1% of net sales, in fiscal 2002 compared with $671.7 million, or 26.5% of net sales, in fiscal 2001. The increase as a percentage of net sales was due in part to a reclassification of $33.6 million, or 1.2% of net sales, of fiscal 2002 cooperative advertising allowances to cost of sales and occupancy expense in connection with our change in accounting policy. This increase was partially offset by a leveraging of certain store and corporate expenses, which are fixed in nature, resulting from higher average net sales per store in fiscal 2002 compared with fiscal 2001. Fiscal 2001 includes costs of approximately $1.0 million related to executive severance. Furthermore, as a result of our adoption of the provisions of SFAS No. 142 in the first quarter of fiscal 2002, amortization expense decreased $3.7 million in fiscal 2002 compared with fiscal 2001. See "—Recent Accounting Pronouncements" for an explanation of our adoption of the provisions of SFAS No. 142.

        Store pre-opening costs, as a percentage of net sales, decreased 0.1% from fiscal 2001 to fiscal 2002. In fiscal 2002, we opened or relocated 85 Michaels and 14 Aaron Brothers stores compared to 92 Michaels and 25 Aaron Brothers stores in fiscal 2001.

        On June 6, 2001, we negotiated a settlement of the purported class action brought by one of our former assistant managers, Taiyeb Raniwala. As a result, we recorded a litigation settlement charge of $3.2 million in fiscal 2001, covering all claims, attorneys' fees, and estimated payroll taxes. The settlement, in exchange for a full release of claims, received final approval from the court on November 20, 2001, and distribution of the settlement proceeds was made on January 19, 2002.

        On March 15, 2002, Aaron Brothers negotiated a settlement of the purported class action brought by Suzanne Collins, a former Aaron Brothers assistant manager. As a result, Aaron Brothers recorded a litigation settlement charge of $5.0 million in fiscal 2001, covering all claims, attorneys' fees, and estimated payroll taxes. The settlement, in exchange for a full release of claims, received final approval from the court on June 12, 2002, and distribution of the settlement proceeds was made to the settlement administrator on August 16, 2002.

        Operating income increased 50% on a 13% increase in net sales to $269.8 million, or 9.4% of net sales, in fiscal 2002 from $179.7 million, or 7.1% of net sales, in fiscal 2001. Operating income for fiscal 2002 was positively impacted by sales growth of 13%, the expansion of our gross margin, and leveraging our selling, general, and administrative costs. Operating income for fiscal 2001 was negatively impacted by a markdown reserve charge of $14.8 million, executive severance costs of $1.0 million, and litigation settlement charges of $8.2 million.

        Interest expense (net of interest income) decreased to $19.4 million, or 0.7% of net sales, in fiscal 2002 from $28.5 million, or 1.1% of net sales, in fiscal 2001, primarily due to a $9.0 million charge recorded in fiscal 2001 in connection with the early extinguishment of our Senior Notes due 2006 and a decrease in interest expense for borrowings under the Credit Agreement. Borrowings under the Credit Agreement were outstanding for 123 days with a 2.8% average interest rate for fiscal 2002 compared to 245 days with a 5.2% average interest rate for fiscal 2001. In addition, in fiscal 2001, we incurred $1.5 million of incremental interest expense while the Senior Notes due 2009 and the Senior Notes due 2006 were both outstanding for a 30-day period. The above decreases from fiscal 2001 were partially offset by an increase in interest expense for fiscal 2002 due to the higher principal amount of the Senior Notes due 2009 compared to the Senior Notes due 2006.

        We changed our accounting policy with respect to recording cooperative advertising allowances effective retroactively as of the beginning of fiscal 2002. As a result, we recorded a non-cash charge of $7.4 million, net of income tax, in the first quarter of fiscal 2002 for the cumulative effect of the change on fiscal years prior to fiscal 2002.

        Net income for fiscal 2002 increased 58% to $140.3 million, or $1.99 per diluted share, from $89.0 million, or $1.33 per diluted share, for fiscal 2001. Excluding the cumulative effect of accounting change with respect to cooperative advertising allowances, net income for fiscal 2002 was $147.7 million, or $2.09 per diluted share, an increase of 66% from fiscal 2001.

Fiscal 2001 Compared to Fiscal 2000

        Net sales in fiscal 2001 increased $281.3 million, or 13%, over fiscal 2000. Fiscal 2000 net sales includes a 53rd week totaling $34.5 million. Excluding the 53rd week of net sales in fiscal 2000, net sales in fiscal 2001 increased $315.8 million, or 14.3%, from fiscal 2000. The results for fiscal 2001 included sales from 75 Michaels and 20 Aaron Brothers stores that were opened during the year, more than offsetting lost sales from eight Michaels store closures. Sales at the new stores, net of closures, accounted for $215.9 million of the increase in net sales. Comparable store sales, on a 52-week basis, increased 5% in fiscal 2001 compared to fiscal 2000, which contributed $99.9 million to the net sales increase. The improvement in comparable store sales was due to a strong performance in our core categories of seasonal products as well as general crafts, framing, art supplies, and décor accents.

        Cost of sales and occupancy expense, as a percentage of net sales, for fiscal 2001 was 65.6%, a decrease of 0.8% compared to fiscal 2000. This decrease was primarily attributable to lower fiscal 2001 seasonal inventory markdowns related to holiday clearance merchandise, partially offset by higher occupancy costs associated with new and relocated stores and higher utility costs.

        In addition, we recorded a charge of $14.8 million, or 0.6% as a percentage of net sales, in the fourth quarter of fiscal 2001 to record a markdown reserve to reflect the net realizable value of certain merchandise that did not conform to each store's specific planogram SKU program.

        Selling, general, and administrative expense remained relatively constant as a percentage of net sales in fiscal 2001 compared with fiscal 2000. Fiscal 2001 selling, general, and administrative expense includes costs of $1.0 million related to executive severance.

        Store pre-opening costs, as a percentage of net sales, decreased by 0.1% in fiscal 2001 compared to fiscal 2000, as we opened or relocated 92 Michaels and 25 Aaron Brothers stores in fiscal 2001 compared to 89 Michaels and 28 Aaron Brothers stores in the prior fiscal year.

        On June 6, 2001, we negotiated a settlement of the purported class action brought by one of our former assistant managers, Taiyeb Raniwala. As a result, we recorded a litigation settlement charge of $3.2 million in fiscal 2001, covering all claims, attorneys' fees, and estimated payroll taxes. The settlement, in exchange for a full release of claims, received final approval from the court on November 20, 2001, and distribution of the settlement proceeds was made on January 19, 2002.

        On March 15, 2002, Aaron Brothers negotiated a settlement of the purported class action brought by Suzanne Collins, a former Aaron Brothers assistant manager. As a result, Aaron Brothers recorded a litigation settlement charge of $5.0 million in fiscal 2001, covering all claims, attorneys' fees, and estimated payroll taxes. The settlement, in exchange for a full release of claims, received final approval from the court on June 12, 2002, and distribution of the settlement proceeds was made to the settlement administrator on August 16, 2002.

        Operating income increased 21% on a 13% increase in net sales to $179.7 million in fiscal 2001 compared to $148.4 million in fiscal 2000, even though operating income for fiscal 2001 was negatively impacted by a markdown reserve charge of $14.8 million, executive severance costs of $1.0 million, and litigation settlement charges totaling $8.2 million.

        Interest expense, net of interest income, in fiscal 2001 was $28.5 million, or 1.1% of net sales, compared to $14.2 million, or 0.6% of net sales, in fiscal 2000. On August 6, 2001, we redeemed our Senior Notes due 2006 in aggregate principal amount of $125.0 million. As a result, we recorded a loss from the early extinguishment of debt in the amount of $9.0 million in the third quarter of fiscal 2001. Fiscal 2001 expense includes incremental interest expense of $1.5 million incurred while the Senior Notes due 2009 and the Senior Notes due 2006 were both outstanding for a 30-day period during fiscal 2001. In addition, interest expense increased due to the increased principal amount of the Senior Notes due 2009 compared to the Senior Notes due 2006, interest on higher outstanding borrowings against the Credit Agreement, and lower average cash balances during fiscal 2001. These increases in net interest expense were partially offset by interest savings of $2.5 million related to the conversion and redemption of the Convertible Subordinated Notes in June 2000.

        We changed our accounting policy with respect to revenue recognition related to the sale of custom frames effective retroactively as of the beginning of fiscal 2000. As a result, we recorded a non-cash charge of $1.9 million, net of income tax, in the first quarter of fiscal 2000 for the cumulative effect of the change on fiscal years prior to fiscal 2000.

        Net income for fiscal 2001 increased 13% to $89.0 million, or $1.33 per diluted share, from $78.6 million, or $1.15 per diluted share, for fiscal 2000. Net income for fiscal 2001 increased 11% from fiscal 2000 income before the cumulative effect of accounting change of $80.4 million, or $1.17 per diluted share.

Liquidity and Capital Resources

Changes in Cash and Equivalents

        Cash flow provided by operating activities in fiscal 2002 was $109.5 million compared to $177.3 million in fiscal 2001. The decrease in cash provided by operating activities was primarily attributable to an increase in the change in merchandise inventories and accounts payable of $62.9 million and a decrease in the change in income taxes payable and accrued liabilities and other totaling $75.3 million, partially offset by an increase of $51.3 million in net income. Inventories per Michaels store of $1.018 million at February 1, 2003 increased 6.2% from $959,000 at February 2, 2002.

        Cash flow used in investing activities in fiscal 2002 was $108.1 million compared to $101.6 million during fiscal 2001. In fiscal 2002, we incurred capital expenditures related to the completion of our new Hazleton, Pennsylvania distribution center, the expansion of our Lancaster, California distribution center, the opening of 67 Michaels and 13 Aaron Brothers stores, and the relocation of 18 Michaels and one Aaron Brothers store. In addition, we received a landlord reimbursement in the amount of $15.1 million for the expansion of our Lancaster, California distribution center, which was completed in fiscal 2002. In fiscal 2001, we incurred capital expenditures related to the construction of our new Hazleton, Pennsylvania distribution center, which was completed in fiscal 2002, the opening of 75 Michaels and 20 Aaron Brothers stores, and the relocation of 17 Michaels and five Aaron Brothers stores. In fiscal 2001, we received proceeds in the amount of $26.9 million from the completion of a sale/leaseback transaction for two distribution center properties which we purchased in December 2000.

        The following table sets forth capital expenditures:

	Fiscal Year
	2002	2001	2000
	(In thousands)
New and relocated stores and stores not yet opened	$51,445	$61,070	$55,131
Existing stores	18,440	20,269	14,409
Distribution system expansion, net of landlord reimbursements	17,673	29,932	31,457
Information systems	15,323	10,954	14,458
Corporate and other	6,028	6,366	2,555

	108,909	128,591	118,010
Proceeds from sale/leaseback transaction	—	(26,886)	—

	$108,909	$101,705	$118,010

        We anticipate capital expenditures for fiscal 2003 to total approximately $161.1 million. In fiscal 2003, we plan to open approximately 55 Michaels and 10 Aaron Brothers stores and relocate 20 Michaels stores. In addition, we plan to begin construction of a new distribution facility to be located in the Chicago, Illinois area, which we anticipate will be completed in fiscal 2004 and will replace our Kentucky distribution center.

        Cash flow provided by financing activities in fiscal 2002 was $23.6 million compared to $89.2 million in fiscal 2001. Cash provided by financing activities was higher in fiscal 2001 primarily due to the issuance of the Senior Notes due 2009 totaling $194.4 million, net of expenses, partially offset by the early redemption of the Senior Notes due 2006 totaling $131.8 million. Proceeds from the exercise of stock options were $34.7 million for approximately 2.1 million shares of our Common Stock in fiscal 2002 and $26.2 million for approximately 2.0 million shares of our Common Stock in fiscal 2001.

Bank Credit Facility

        Effective May 1, 2001, we signed a new $200 million unsecured revolving bank credit facility with Fleet National Bank and other lending institutions, which replaced the previous $100 million unsecured revolving bank credit facility. The Credit Agreement had an original term of three years (with a maturity extension for one additional year available under certain conditions) and contains a $25 million competitive bid feature and a $70 million letter of credit sub-facility. Effective May 21, 2002, pursuant to the terms of the Credit Agreement, our lenders agreed to extend the term of the Credit Agreement from April 30, 2004 to April 30, 2005.

        We are in compliance with all terms and conditions of the Credit Agreement. No borrowings were outstanding under the Credit Agreement as of February 1, 2003 or February 2, 2002. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit Agreement ($16.7 million as of February 1, 2003 and $26.2 million as of April 1, 2003). The following table sets forth certain data related to borrowings under our Credit Agreement and our previous $100 million bank credit facility:

	Fiscal Year
	2002	2001	2000
Days of borrowings outstanding	123	245	47
Average outstanding borrowings (in thousands)	$81,811	$46,921	$25,296
Weighted average interest rate	2.8%	5.2%	7.8%

Equity

        On December 5, 2000, our Board of Directors authorized the repurchase of 2.0 million shares of our outstanding Common Stock. During fiscal 2002, we repurchased and subsequently retired 392,100 shares of our Common Stock at an average cost of $32.70 per share. After the close of fiscal 2002, we repurchased and subsequently retired 557,900 shares of our Common Stock at an average cost of $26.05 per share. As of April 1, 2003, we have repurchased and retired a total of 2.0 million shares under the 2000 purchase plan at an average cost of $22.25 per share, and, as a result, we have used the entire fixed portion of the authority originally provided in the 2000 repurchase plan. The 2000 repurchase plan also provides that the proceeds of the exercise of options under our 2001 General Stock Option Plan may be used to repurchase shares under the 2000 repurchase plan and that the maximum number of shares authorized to be repurchased under the 2000 repurchase plan will be increased to the extent necessary to so use the proceeds from such option exercises. As of April 1, 2003, no repurchases from proceeds of stock option exercises under the 2001 General Stock Option Plan had been made since no options outstanding under the 2001 General Stock Option Plan had been exercised as of that date. On September 11, 2002, our Board of Directors also authorized the repurchase of up to 1.0 million shares of our outstanding Common Stock in addition to shares available for repurchase under the 2000 repurchase plan. After the close of fiscal 2002, we repurchased 238,500 shares of our Common Stock under the 2002 repurchase plan at an average cost of $24.83 per share. As of April 1, 2003, we have 761,500 shares of our Common Stock available for repurchase under the 2002 repurchase plan. Under the agreements governing our outstanding indebtedness, we can only repurchase shares of our Common Stock if we maintain or comply with specified financial ratios and other covenants. We may also be restricted by regulations of the Securities and Exchange Commission from making future repurchases during certain time periods.

        Proceeds from the exercise of outstanding stock options have served as a source of cash for us, and we expect to receive proceeds from the exercise of outstanding stock options and options to be granted under our stock option plans in the future. Proceeds from the exercise of stock options were $34.7 million in fiscal 2002 and $26.2 million in fiscal 2001. Proceeds from the exercise of stock options under our 2001 General Stock Option Plan are required to be used to repurchase shares of our own Common Stock under the 2000 repurchase plan, except where not permitted by law or there is a compelling need to use the proceeds for other corporate purposes.

        In October 1997, we began issuing our Common Stock through our Dividend Reinvestment and Stock Purchase Plan, which provides owners of shares of our Common Stock with a convenient and economical means of purchasing our Common Stock. We may establish a discount of 0% to 5% in certain transactions to purchase shares under the Plan. The amounts issued under this plan during fiscal 2000, 2001, and 2002 were not material.

        In October 1999, we began issuing our Common Stock through our 1997 Employees Stock Purchase Plan, which provides our employees with a convenient and economical means of purchasing our Common Stock. The amounts issued under this plan during fiscal 2000, 2001, and 2002 were not material. Prior to October 1999, shares for the 1997 Employees Stock Purchase Plan were acquired through open market purchases.

Debt

        In July 2001, we issued $200 million in principal amount of 9 1/4% Senior Notes due July 1, 2009 in a private placement under Securities and Exchange Commission Rule 144A to a limited number of qualified institutional buyers. The Senior Notes due 2009 are unsecured and interest thereon is payable semi-annually on each January 1 and July 1, beginning on January 1, 2002. In October 2001, as required by the contract with the purchasers of the Senior Notes due 2009, we completed a registered exchange of all the privately placed Senior Notes due 2009 for an equal principal amount of Senior Notes due 2009 having substantially identical terms.

        On August 6, 2001, we used a portion of the proceeds of the Senior Notes due 2009 offering described above to redeem our Senior Notes due 2006, of which $125.0 million aggregate principal amount was then outstanding. The redemption price was $1,054.38 per $1,000 principal amount of the Senior Notes due 2006, plus accrued interest to August 6, 2001. We incurred a loss from the early extinguishment of debt in the amount of $9.0 million in fiscal 2001.

General

        We require cash principally to finance capital investments, inventory for new stores, and for seasonal working capital needs. We opened 80 Michaels and Aaron Brothers stores in fiscal 2002 and 95 stores in fiscal 2001, and relocated 19 Michaels and Aaron Brothers stores in fiscal 2002 and 22 stores in fiscal 2001. In recent years, we have financed our operations and new store openings primarily with cash from operations, and borrowings under our Credit Agreement.

        We currently estimate that our capital expenditures will be approximately $161.1 million in fiscal 2003. We anticipate spending approximately $32.9 million to open approximately 55 new Michaels and

10 new Aaron Brothers stores; $23.7 million for store relocations and improvements in existing stores; $62.3 million for new and existing distribution centers; $23.8 million on information systems projects; $6.8 million on corporate expansion; and $11.6 million for various other capital investment activities. We expect to spend on average approximately $1.2 million to open a new Michaels store, which includes $600,000 in net inventory and $100,000 of pre-opening costs and $450,000 to open a new Aaron Brothers store, which includes $128,000 in net inventory and $30,000 of pre-opening costs. We anticipate that our new Michaels stores, as a group, will become profitable within the first 12 months of operation of each store.

        In the first quarter of fiscal 2003, we entered into an agreement to purchase our new Midwest distribution center once construction is completed. The estimated purchase price is $28.9 million.

        We believe that our available cash, funds generated by operating activities, funds available under the Credit Agreement, and proceeds from the exercise of stock options will be sufficient to fund anticipated capital expenditures, working capital requirements, and any stock repurchases for the foreseeable future.

Critical Accounting Policies

        We have prepared our financial statements in conformity with accounting principles generally accepted in the United States, and these financial statements necessarily include some amounts that are based on our informed judgments and estimates. Our senior management has discussed the development and selection of these critical accounting estimates, and the disclosure in this section of this report regarding them, with the Audit Committee of our Board of Directors in connection with our fiscal 2002 year-end close. Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements. Our critical accounting policies are subject to judgments and uncertainties, which affect the application of these policies. As discussed below, our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of these policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. Our critical accounting policies include:

        Merchandise Inventories—We value our inventories at Michaels stores at the lower of cost or market as determined using a retail inventory method. Because we do not have perpetual inventory records for inventory in our Michaels stores, we are required to perform complete physical inventories for a significant sample of stores at the end of each fiscal quarter to estimate ending inventories valued at retail for all Michaels stores. Our sampling process is designed to count a selection of stores, which are representative of the size, age, and geographic location of the entire chain of stores. An actual physical count of merchandise is made by third party inventory counting service firms in substantially every store each fiscal year. We believe our sampling process results in reasonable estimates of our retail inventory on hand at period end.

        Additionally, in determining our cost of goods sold and ending inventory at cost, we utilize a single pool of inventory for our Michaels stores' inventories. At this time, we have no formal plans to move to a single pool for each of our stores or departmental pools to determine cost of sales and ending inventory; however, we may do so in the future as further enhancements are made to our inventory systems in connection with our efforts to move toward having store level perpetual inventory capabilities.

        Our success in managing our inventories is dependent on our ability to anticipate and respond in a timely manner to changing customer demand and preferences for products and supplies used in creative activities. If we misjudge the market, we may significantly overstock unpopular products and be forced to take significant inventory markdowns. Permanent markdowns are recorded in the period in which management determines that markdowns will need to be taken to sell certain merchandise. Prior to fiscal 2002, markdowns were generally determined based on sample retail counts of the affected merchandise on hand. Beginning in fiscal 2002, markdowns are determined based on a sample of stores' perpetual inventory records. These markdowns are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions or competitive conditions differ from our expectations.

        Goodwill—We have made acquisitions in the past that included a significant amount of goodwill. Under generally accepted accounting principles in effect through fiscal 2001, goodwill was amortized over its estimated useful life, and was tested periodically to determine if it was recoverable from operating earnings on an undiscounted basis over its useful life.

        Beginning in fiscal 2002, goodwill is no longer amortized but is subject to an annual (or, under certain circumstances, more frequent) impairment test based on the estimated fair value of our reporting units with goodwill. Estimated fair value is typically less than values based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. To date, we have not experienced any impairment of our goodwill; however, there can be no assurance that future impairment will not result should our operating results deteriorate for reasons such as those described under "Risk Factors" herein.

        Reserve for Closed Facilities—We maintain a reserve for future rental obligations, carrying costs, and other closing costs related to closed facilities, primarily closed and relocated stores. In accordance with Emerging Issues Task Force Issue No. 94-3, through the end of the third quarter of fiscal 2002, our accounting policy was to record reserves for these obligations when management committed to closing or relocating a store or facility. Beginning in the fourth quarter of fiscal 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 146, Costs Associated With Disposal Activities, and began recognizing exit costs for any store closures not already identified and recorded by the end of the third quarter of fiscal 2002 at the time the store is closed. As of February 1, 2003, we have a liability totaling $10.2 million, of which $4.3 million has been recorded for stores to be closed after the end of fiscal 2002. While the adoption of SFAS No. 146 does not change our policy for calculating store closure reserves, it does change the timing of the recognition of the related expense in future periods.

        The cost of closing a store or facility is calculated as the sum of (1) the lesser of future rental obligations remaining under the lease (less estimated sublease rental income) or the lease termination fee and (2) the net book value of the assets located in the closed store or facility that are not reused in another store or facility (less estimated asset resale income). The determination of the reserves is dependent on our ability to make reasonable estimates of costs to be incurred post-closure and of sublease rental income to be received from subleases. The reserves could vary materially if market conditions were to vary significantly from our assumptions.

        The following is a detail of account activity related to closed facilities (in thousands):

	Fiscal Year
	2002	2001	2000
Balance at beginning of fiscal year	$11,874	$7,999	$8,765
Additions charged to costs and expenses	4,010	9,867	6,302
Payment of rental obligations and other	(5,713)	(5,992)	(7,068)

Balance at end of fiscal year	$10,171	$11,874	$7,999

Stock-Based Compensation

        We have elected to follow APB Opinion No. 25, Accounting For Stock Issued To Employees, and related guidance in accounting for our employee stock options. The exercise price of our employee stock options equals the market price of the underlying stock on the date of grant and, as a result, we do not recognize compensation expense for stock option grants.

        Pro forma information regarding net income and earnings per common share, as required by the provisions of SFAS No. 123, Accounting For Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, has been determined as if we had accounted for our employee stock options under the fair value method. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. Our pro forma information is as follows:

	Fiscal Year
	2002(1)	2001	2000(2)
	(In thousands except per share data)
Net income, as reported	$140,297	$89,030	$78,589
Stock-based employee compensation cost:
As if fair value method were applied, net of income tax	14,368	12,769	10,376

Pro forma net income	$125,929	$76,261	$68,213

Earnings per common share, as reported:
Basic	$2.11	$1.37	$1.18

Diluted	$1.99	$1.33	$1.15

Pro forma earnings per common share:
Basic	$1.87	$1.18	$1.03

Diluted	$1.81	$1.15	$1.00

(1)
The fiscal 2002 net income amount includes the cumulative effect of the change in accounting principle, net of income tax, related to cooperative advertising allowances. See Note 2 of Notes to Consolidated Financial Statements.

(2)
The fiscal 2000 net income amount includes the cumulative effect of the change in accounting principle, net of income tax, related to custom framing sales recognition. See Note 2 of Notes to Consolidated Financial Statements.

Seasonality

        Our business is highly seasonal, with higher sales in the third and fourth fiscal quarters. For the last six fiscal years, our fourth quarter, which includes the Christmas selling season, has accounted for approximately 35% of our sales and approximately 58% of our operating income.

Recent Accounting Pronouncements

        In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, as an amendment to SFAS No. 123 and to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-

based employee compensation and the effect of the method used on reported results. Our policy is to account for stock-based employee compensation using the intrinsic value method in accordance with APB Opinion No. 25. Prior to the adoption of the provisions of SFAS No. 148, we reported the pro forma effect of the fair value method of accounting for stock-based employee compensation under the provisions of SFAS No. 123. We have adopted the disclosure provisions of SFAS No. 148 in the preparation of this Annual Report on Form 10-K. While this adoption does not change our policy of accounting for stock-based employee compensation using the intrinsic value method, we have more prominently disclosed our stock-based employee compensation as part of our significant accounting policies in Note 1 of Notes to Consolidated Financial Statements and have revised our presentation format of the pro forma effect of the fair value method of accounting.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 addresses the accounting and financial statement classification for gains and losses related to the extinguishment of debt and the accounting for certain lease modifications and makes various technical corrections to existing pronouncements. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. We adopted the provisions of SFAS No. 145 in fiscal 2002 and, as a requirement under those provisions, we reclassified the $9.0 million charge ($5.3 million after tax) taken in fiscal 2001 in connection with the early extinguishment of our Senior Notes due 2006 from extraordinary loss, net of income tax, to interest expense and the provision for income taxes on the consolidated statements of income.

        In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the provisions of SFAS No. 141 and No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets with finite useful lives will continue to be amortized over their useful lives. We adopted these provisions in the first quarter of fiscal 2002. We have performed the required impairment tests of goodwill and indefinite lived intangible assets, and the tests have not resulted in an impairment charge.

        The following pro forma financial information reflects net income and diluted earnings per common share as if goodwill were not subject to amortization in fiscal 2000 and 2001:

	Fiscal Year
	2002	2001	2000
	(In thousands except per share data)
Net income, as reported	$140,297	$89,030	$78,589
Add back:
Goodwill amortization, net of income taxes	—	2,211	2,211

Pro forma net income	$140,297	$91,241	$80,800

Pro forma earnings per common share:
Basic	$2.11	$1.41	$1.22

Diluted	$1.99	$1.36	$1.18

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

  •
  our suppliers may be unable to meet the increased demand of additional stores in a timely manner; and

  •
  we may be unable to expand our existing distribution centers or use third-party distribution centers on a cost-effective basis to provide merchandise for sale by our new stores.

We May Be Unsuccessful in Our Implementation of Our Perpetual Inventory and Automated Replenishment Systems

        We are in the process of rolling out a perpetual inventory system, which we believe is extremely important in the management of a large retail chain offering thousands of products. In conjunction with our perpetual inventory system, we are implementing an automated inventory replenishment system that we believe is necessary to improve store in-stock positions and better forecast and manage inventory levels and merchandise ordering quantities for our growing number of stores. Delays in bringing these new systems on line, or disruptions from an imperfect introduction of these new systems, could have a materially adverse impact on our financial condition and operating results.

Improvements to Our Supply Chain May Not Be Fully Successful

        An important part of our efforts to achieve efficiencies, cost reductions, and sales and cash flow growth is the identification and implementation of improvements to our supply chain, including merchandise ordering, transportation, and receipt processing. Significant changes to our supply chain could have a materially adverse impact on our operating results.

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

Our Suppliers May Fail Us

        Many of our suppliers are small firms that produce a limited number of items. Given their limited resources, these firms are susceptible to cash flow issues, production difficulties, quality control issues, and problems in delivering agreed-upon quantities on schedule. We cannot assure you that we would be able, if necessary, to return product to these suppliers and obtain refunds of our purchase price or obtain reimbursement or indemnification from them if their products prove defective. In addition, these suppliers may be unable to withstand a downturn in economic conditions. Significant failures on the part of our key suppliers could have a materially adverse affect on our operating results.

        In addition, many of these suppliers require extensive advance notice of our requirements in order to supply products in the quantities we desire. This long lead time requires us to place orders far in advance of the time when certain products will be offered for sale, exposing us to shifts in demand.

Risks Relating to Foreign Suppliers

        We rely to a significant extent on foreign manufacturers of various products that we sell. In addition, many of our domestic suppliers purchase a portion of their products from foreign sources. This reliance increases the risk that we will not have adequate and timely supplies of various products due to local political, economic, social, or environmental conditions, transportation delays, restrictive actions by foreign governments, or United States laws and regulations affecting imports. Reliance on foreign manufacturers also increases our exposure to fluctuations in exchange rates and trade infringement claims and reduces our ability to return product for various reasons.

        All of our products manufactured overseas and imported into the United States are subject to duties collected by the United States Customs Service. We may be subjected to additional duties, significant monetary penalties, the seizure and the forfeiture of the products we are attempting to import, or the loss of import privileges if we or our suppliers are found to be in violation of U.S. laws and regulations applicable to the importation of our products.

Our Information Systems May Prove Inadequate

        We depend on our management information systems for many aspects of our business. We will be materially adversely affected if our management information systems are disrupted or we are unable to improve, upgrade, maintain, and expand our systems, particularly in light of our continued significant increases in the number of stores.

A Weak Fourth Quarter Would Materially Adversely Affect Our Operating Results

        Our business is highly seasonal. Our inventories and short-term borrowings, if any, grow in the second and third fiscal quarters as we prepare for our peak selling season in the third and fourth fiscal quarters. Our most important quarter in terms of sales, profitability, and cash flow historically has been the fourth fiscal quarter. If for any reason our fourth fiscal quarter results were substantially below expectations, our operating results for the full year would be materially adversely affected, and we could have substantial excess inventory, especially in seasonal merchandise that is difficult to liquidate.

Competition Could Negatively Impact Our Operations

        The retail arts and crafts industry is competitive, which could result in the reduction of our prices and our loss of market share. We must remain competitive in the areas of quality, price, breadth of selection, customer service, and convenience. Our primary competition is comprised of specialty arts and crafts retailers, which include Hobby Lobby, A.C. Moore Arts & Crafts, Inc., Jo-Ann etc. (operated by Jo-Ann Stores, Inc.), and Garden Ridge Corporation. We also compete with mass merchants, who dedicate a portion of their selling space to a limited selection of craft supplies and seasonal and holiday merchandise, regional chains, and local merchants. Some of our competitors, particularly the mass merchants, are larger and have greater financial resources than we do. In addition, alternative methods of selling crafts, such as over the Internet, could result in additional competitors in the future and increased price competition since our customers could more readily comparison shop. Furthermore, we ultimately compete with alternative sources of entertainment and leisure for our customers.

The Amount of Debt We Have Could Adversely Affect Us by Reducing Our Flexibility to Respond to Changing Business and Economic Conditions

        Our needs for cash in the future will depend on many factors that are difficult to predict, including our results of operations and efforts to expand our existing operations. We believe, based on current circumstances, that our cash flow from operations, together with available borrowing under our bank credit facility, and proceeds from the exercise of stock options, will be sufficient to meet our liquidity needs for the foreseeable future. However, we cannot assure you that our business will generate cash flow at or above current levels. If we are unable to generate sufficient cash flow from operations in the future to repay our debt as it becomes due and make necessary investments, we may be required to restructure or refinance all or a portion of our existing debt, seek new borrowings, reduce or delay capital expenditures, sell assets, seek additional equity capital, or delay, scale back, or eliminate some aspects of our operations, including delaying our plans for new store openings.

        Moreover, it is possible that we may not be able to satisfy all of the conditions and covenants of our debt. In addition, to the extent we seek to replace or refinance our current debt, replacement financing may not be available on terms that are favorable to us. In addition, we may not be able to obtain acceptable financing upon the expiration of our bank credit facility. Our ability to obtain additional or replacement financing will be significantly impacted by, among other things, any changes in the ratings assigned to us by nationally recognized ratings agencies. Any of these events, if they were to occur, could have a materially adverse affect on our business, financial condition, or results of operations.

The Covenant Restrictions in Our Debt Restrict Our Operations

        We and our subsidiaries are subject to significant operating and financial restrictions contained in the instruments governing the Senior Notes due 2009 and our other indebtedness. Those restrictions affect, and in many respects significantly limit or prohibit, among other things, our ability to:

  •
  incur additional indebtedness,

  •
  make various investments,

  •
  issue or sell our restricted subsidiaries' capital stock,

  •
  engage in transactions with affiliates,

  •
  make various distributions,

  •
  sell or securitize accounts receivable,

  •
  provide negative pledges,

  •
  make capital expenditures beyond specific limitations,

  •
  engage in derivative transactions other than in the ordinary course of business,

  •
  create various liens, or

  •
  merge, consolidate, and sell assets.

        In addition, our Credit Agreement requires us to maintain specified financial ratios. These restrictions could also limit our ability to obtain financing in the future, make needed capital expenditures, withstand a future downturn in our business or the economy in general, or conduct necessary corporate activities. If we or our subsidiaries fail to comply with these restrictions, we may be in default under the terms of our indebtedness, even if we are otherwise able to meet our debt service obligations. In the event of a default, the holders of the indebtedness could elect to declare all of that indebtedness, together with accrued interest, to be due and payable and a significant portion of our other indebtedness may become immediately due and payable as a result of cross-default clauses contained in documentation evidencing debt. We cannot assure you that we would be able to make those payments or borrow sufficient funds from alternative sources to make those payments. Even if we were to obtain additional financing, that financing may be on terms unfavorable to us.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

        We invest cash balances in excess of operating requirements primarily in money market mutual funds and short-term interest-bearing securities, generally with maturities of 90 days or less. The fair value of our cash and short-term investment portfolio at February 1, 2003 approximated carrying value. The interest rates on our revolving line of credit are repriced frequently, at market rates, which would result in carrying amounts that approximate fair value. We had no borrowings outstanding under the line of credit at February 1, 2003. We believe that the effect, if any, of possible near-term changes in interest rates on our financial position, results of operations, and cash flows would not be material. The fair value of our Senior Notes due 2009 was estimated to be $216.0 million at February 1, 2003, which was $16.0 million greater than carrying value. Generally, the fair value of our fixed interest rate long-term debt will increase as interest rates fall and decrease as interest rates rise. Market risk was estimated as the potential increase in the fair value resulting from a hypothetical 10% decrease in the interest rates used by the dealers to quote the fair value of our long-term debt at February 1, 2003, which would result in an increase in fair value of approximately $8.3 million. See Note 4 of Notes to Consolidated Financial Statements.

        The table below presents principal cash flows and related weighted average interest rates of our long-term debt at February 1, 2003, by year of maturity (dollars in thousands):

	Fiscal Year
	2003	2004	2005	2006	2007	Thereafter
Long-term debt	$—	$—	$—	$—	$—	$200,000
Weighted average interest rate	9.25%	9.25%	9.25%	9.25%	9.25%	9.25%

ITEM 8. Consolidated Financial Statements and Supplementary Data.

        The Consolidated Financial Statements and Supplementary Data are included as an annex of this report. See the Index to Consolidated Financial Statements and Supplementary Data on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        There were no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended February 1, 2003.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

        The information concerning our directors is set forth in the Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on June 19, 2003 under the heading "Proposal For Election of Directors," which information is incorporated herein by reference. The name, age, and position of each of our executive officers is set forth under the heading "Executive Officers of the Registrant" in Item 1 of this Annual Report, which information is incorporated herein by reference.

ITEM 11. Executive Compensation.

        The information concerning executive compensation is set forth in the Proxy Statement under the heading "Management Compensation," which information is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Principal Stockholders and Management Ownership," which information is incorporated herein by reference. The information regarding our equity plans under which shares of our Common Stock are authorized for issuance is set forth in the Proxy Statement under the heading "Equity Compensation Plan Information."

ITEM 13. Certain Relationships and Related Transactions.

        The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the heading "Certain Transactions," which information is incorporated herein by reference.

ITEM 14. Controls and Procedures.

        We maintain a set of disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934). Within the 90-day period prior to the filing of our Annual Report on Form 10-K for the fiscal year ended February 1, 2003, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President—Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Executive Vice President—Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions.

        As part of our standard corporate management practice, from time to time we are engaged in on-going assessments and enhancements of internal accounting controls, but subsequent to the date of the evaluation referred to above, there were no significant changes in internal controls or in other factors that could significantly affect those controls.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a)
The following documents are filed as a part of this report:

(1)
Consolidated Financial Statements:
See Index to Consolidated Financial Statements and Supplementary Data on page F-1.

(2)
Exhibits:

          The exhibits listed below and on the accompanying Index to Exhibits immediately following the financial statement schedules are incorporated herein or incorporated by reference into this report.

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Michaels Stores, Inc. (previously filed as Exhibit 4.1 to Form 10-Q for period ended November 3, 2001, filed by Registrant on December 18, 2001, SEC File No. 001-09338).
3.2
Certificate of Amendment to the Restated Certificate of Incorporation of Michaels Stores, Inc. (previously filed as Exhibit 4.2 to Form 10-Q for period ended November 3, 2001, filed by Registrant on December 18, 2001, SEC File No. 001-09338).
3.3
Certificate of Amendment to the Restated Certificate of Incorporation of Michaels Stores, Inc., as amended (previously filed as Exhibit 4.3 to Form 10-Q for period ended November 3, 2001, filed by Registrant on December 18, 2001, SEC File No. 001-09338).
3.4	Amended and Restated Bylaws of Michaels Stores, Inc. (previously filed as Exhibit 4.4 to Form S-8 (Registration No. 333-71054), filed by Registrant on October 5, 2001).
4.1	Form of Common Stock Certificate (filed herewith).
4.2
Indenture, dated as of July 6, 2001, by and between the Michaels Stores, Inc. and The Bank of New York, as Trustee (previously filed as Exhibit 4.3 to Form S-4 (Registration No. 333-66462), filed by Registrant on August 1, 2001).
10.1
Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated effective August 1, 1999 (previously filed as Exhibit 10.1 to Form 10-Q for period ended August 4, 2001, filed by Registrant on September 18, 2001, SEC File No. 000-11822).*
10.2
First Amendment to the Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated effective August 1, 1999, dated December 5, 2001 (previously filed as Exhibit 10.2 to Form 10-Q for period ended May 4, 2002, filed by Registrant on June 18, 2002, SEC File No. 001-09338).*
10.3
Second Amendment to the Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated effective August 1, 1999, dated January 17, 2002 (previously filed as Exhibit 10.3 to Form 10-Q for period ended May 4, 2002, filed by Registrant on June 18, 2002, SEC File No. 001-09338).*
10.4
Form of Indemnity Agreement between Michaels Stores, Inc. and certain officers and directors of the Registrant (previously filed as Exhibit 10.8 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 30, 1993, SEC File No. 000-11822).
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
10.7
Common Stock and Warrant Agreement, dated as of October 16, 1984, between Michaels Stores, Inc. and Peoples Restaurants, Inc., including form of Warrant (previously filed as Exhibit 4.2 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 30, 1993, SEC File No. 000-11822).
10.8
First Amendment to Common Stock and Warrant Agreement, dated October 31, 1984, between The First Dallas Group, Ltd. and Michaels Stores, Inc. (previously filed as Exhibit 4.3 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 30, 1993, SEC File No. 000-11822).
10.9
Second Amendment to Common Stock and Warrant Agreement, dated November 28, 1984, between First Dallas Investments-Michaels I, Ltd. and Michaels Stores, Inc. (previously filed as Exhibit 4.4 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 30, 1993, SEC File No. 000-11822).
10.10
Third Amendment to Common Stock and Warrant Agreement, dated February 27, 1985, between First Dallas Investments-Michaels I, Ltd., The First Dallas Group, Ltd., Sam Wyly, Charles J. Wyly, Jr., and Michaels Stores, Inc. (previously filed as Exhibit 10.23 to Form S-1 (Registration No. 33-09456), filed by Registrant on October 14, 1986).
10.11
Amendment to Common Stock and Warrant Agreement, dated as of September 1, 1992, between Michaels Stores, Inc. and the other parties named therein (previously filed as Exhibit 4.8 to Form S-8 (Registration No. 33-54726), filed by Registrant on November 20, 1992).
10.12.1	Form of Bonus Plan for Chief Executive Officer and Executive Vice Presidents (filed herewith).*
10.12.2	Form of Bonus Plan for Executive Vice President of Operations (filed herewith).*
10.13	Michaels Stores, Inc. Amended and Restated 1997 Employees Stock Purchase Plan (previously filed as Exhibit 99.2 to Form 8-K, filed by Registrant on February 1, 2002, SEC File No. 001-09338).*
10.14	Michaels Stores, Inc. 1997 Stock Option Plan (previously filed as Exhibit 10.2 to Form 10-Q for period ended May 3, 1997, filed by Registrant on June 17, 1997, SEC File No. 000-11822).*
10.15	Michaels Stores, Inc. Amended and Restated 2001 Employee Stock Option Plan (previously filed as Exhibit 99.1 to Form 8-K, filed by Registrant on July 29, 2002, SEC File No. 001-09338).
10.16	Michaels Stores, Inc. 2001 General Stock Option Plan (previously filed as Exhibit 99.1 to Form S-8 (Registration No. 333-71054), filed by Registrant on October 5, 2001).*
10.17
Revolving Credit Agreement, dated May 1, 2001, between Michaels Stores, Inc. and Fleet National Bank and the other lenders named therein (previously filed as Exhibit 10.1 to Form 10-Q for period ended May 5, 2001, filed by Registrant on June 19, 2001, SEC File No. 000-11822).

10.18
First Amendment and Consent to Revolving Credit Agreement, dated as of December 31, 2001, among Michaels Stores, Inc., Fleet National Bank, and the other lenders named therein (previously filed as Exhibit 10.16 to Form 10-K for the year ended February 2, 2002, filed by Registrant on April 12, 2002, SEC File No. 001-09338).
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
10.21
Stock Purchase Agreement, dated as of March 29, 1996, between Michaels Stores, Inc. and Fugue Limited (previously filed as Exhibit 4.9 to Form 10-K for the year ended January 28, 1996, filed by Registrant on April 29, 1996, SEC File No. 000-11822).
10.22
Option Agreement, dated as of December 23, 1996, between Michaels Stores, Inc. and Devotion Limited (previously filed as Exhibit 10.28 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).
10.23
Option Agreement, dated as of December 23, 1996, between Michaels Stores, Inc. and Elegance Limited (previously filed as Exhibit 10.29 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).
10.24
Michaels Stores, Inc. Deferred Compensation Plan, amended and restated as of January 1, 2002 (previously filed as Exhibit 10.22 to Form 10-K for the year ended February 2, 2002, filed by Registrant on April 12, 2002, SEC File No. 001-09338).*
10.25
First Amendment to Michaels Stores, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2002, dated April 30, 2002 (previously filed as Exhibit 10.1 to Form 10-Q for period ended May 4, 2002, filed by Registrant on June 18, 2002, SEC File No. 001-09338).*
10.26
Employment Agreement between Michaels Stores, Inc. and R. Michael Rouleau, dated March 20, 2001 (previously filed as Exhibit 10.22 to Form 10-K for year ended February 3, 2001, filed by Registrant on April 30, 2001, SEC File No. 000-11822).*
10.27
Amendment to Employment Agreement between Michaels Stores, Inc. and R. Michael Rouleau, dated July 16, 2002 (previously filed as Exhibit 10.1 to Form 10-Q for period ended August 3, 2002, filed by Registrant on September 17, 2002, SEC File No. 001-09338).*
10.28
Separation Agreement and Release between Michaels Stores, Inc. and John C. Martin, effective as of March 26, 2001 (previously filed as Exhibit 10.23 to Form 10-K for year ended February 3, 2001, filed by Registrant on April 30, 2001, SEC File No. 000-11822).*
10.29
Agreement between Michaels Stores, Inc. and Bryan M. DeCordova, effective as of June 7, 2002 (previously filed as Exhibit 10.2 to Form 10-Q for period ended August 3, 2002, filed by Registrant on September 17, 2002, SEC File No. 001-09338).*
10.30
Amendment to Agreement among Michaels Stores, Inc., Michaels Management Services, LP, and Bryan M. DeCordova, effective as of August 2, 2002 (previously filed as Exhibit 10.3 to Form 10-Q for period ended August 3, 2002, filed by Registrant on September 17, 2002, SEC File No. 001-09338).*

10.31
Second Amendment to Agreement among Michaels Stores, Inc., Michaels Management Services, LP, and Bryan M. DeCordova, effective as of September 24, 2002 (previously filed as Exhibit 10.1 to Form 10-Q for period ended November 2, 2002, filed by Registrant on December 17, 2002, SEC File No. 001-09338).*
21.1	Subsidiaries of Michaels Stores, Inc. (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
99.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c).
b)
Reports on Form 8-K. The following reports were filed by the Registrant during the quarter ended February 1, 2003.

        None.

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

        We have audited the accompanying consolidated balance sheets of Michaels Stores, Inc. and subsidiaries (the "Company") as of February 1, 2003 and February 2, 2002, and the related consolidated statements of income, cash flows, and stockholders' equity for each of the three years in the period ended February 1, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michaels Stores, Inc. and subsidiaries at February 1, 2003 and February 2, 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 1, 2003, in conformity with accounting principles generally accepted in the United States.

        As discussed in Notes 1 and 2 to the consolidated financial statements, in fiscal 2002 the Company changed its method of accounting for co-op advertising arrangements and its method of accounting for goodwill, and in fiscal 2000 the Company changed its method of accounting for revenue recognition on custom frame sales.

                      /s/ ERNST & YOUNG LLP

Dallas, Texas
March 10, 2003

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	February 1, 2003	February 2, 2002
ASSETS
Current assets:
Cash and equivalents	$218,031	$193,025
Merchandise inventories	809,418	714,309
Prepaid expenses and other	18,639	21,720
Deferred income taxes	20,352	21,009

Total current assets	1,066,440	950,063

Property and equipment, at cost	716,299	628,192
Less accumulated depreciation	(348,602)	(289,881)

	367,697	338,311

Goodwill	115,839	115,839
Other assets	10,997	10,420

	126,836	126,259

Total assets	$1,560,973	$1,414,633

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$94,764	$128,212
Accrued liabilities and other	181,867	186,280
Income taxes payable	22,823	36,715

Total current liabilities	299,454	351,207

9 1/4% Senior Notes due 2009	200,000	200,000
Deferred income taxes	21,511	15,870
Other long-term liabilities	27,981	22,992

Total long-term liabilities	249,492	238,862

	548,946	590,069

Commitments and contingencies
Stockholders' equity:
Common Stock, $0.10 par value, 150,000,000 shares authorized; shares issued and outstanding of 67,466,612 at February 1, 2003 and 65,697,393 at February 2, 2002	6,747	6,570
Additional paid-in capital	504,792	459,235
Retained earnings	500,488	358,759

Total stockholders' equity	1,012,027	824,564

Total liabilities and stockholders' equity	$1,560,973	$1,414,633

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

	Fiscal Year
	2002	2001	2000
Net sales	$2,856,373	$2,530,727	$2,249,440
Cost of sales and occupancy expense	1,803,991	1,660,771	1,494,304

Gross profit	1,052,382	869,956	755,136
Selling, general, and administrative expense	773,944	671,692	596,522
Store pre-opening costs	8,644	10,379	10,197
Litigation settlements	—	8,169	—

Operating income	269,794	179,716	148,417
Interest expense	21,074	29,926	18,026
Other (income) and expense, net	(1,669)	(1,109)	(3,678)

Income before income taxes and cumulative effect of accounting change	250,389	150,899	134,069
Provision for income taxes	102,659	61,869	53,628

Income before cumulative effect of accounting change	147,730	89,030	80,441
Cumulative effect of accounting change for cooperative advertising allowances, net of income tax of $5,165	7,433	—	—
Cumulative effect of accounting change for revenue recognition, net of income tax of $1,235	—	—	1,852

Net income	$140,297	$89,030	$78,589

Basic earnings per common share:
Income before cumulative effect of accounting change	$2.22	$1.37	$1.21
Cumulative effect of accounting change, net of income tax	0.11	—	0.03

Net income	$2.11	$1.37	$1.18

Diluted earnings per common share:
Income before cumulative effect of accounting change	$2.09	$1.33	$1.17
Cumulative effect of accounting change, net of income tax	0.10	—	0.02

Net income	$1.99	$1.33	$1.15

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2002	2001	2000
Operating activities:
Net income	$140,297	$89,030	$78,589
Adjustments:
Depreciation	78,927	65,290	61,841
Amortization	401	4,121	4,106
Loss from early extinguishment of debt	—	9,013	—
Other	1,103	899	1,070
Changes in assets and liabilities, excluding acquisitions:
Merchandise inventories	(95,109)	(50,609)	(47,609)
Prepaid expenses and other	3,081	2,852	(5,546)
Deferred income taxes and other	9,471	(8,379)	(3,723)
Accounts payable	(33,448)	(15,012)	18,396
Income taxes payable	8,040	40,691	21,634
Accrued liabilities and other	(3,281)	39,361	18,000

Net change in assets and liabilities	(111,246)	8,904	1,152

Net cash provided by operating activities	109,482	177,257	146,758

Investing activities:
Additions to property and equipment, net of landlord reimbursements	(108,909)	(128,591)	(118,010)
Proceeds from sale/leaseback transaction	—	26,886	—
Net proceeds from sales of property and equipment	830	61	108
Acquisitions	—	—	(2,182)

Net cash used in investing activities	(108,079)	(101,644)	(120,084)

Financing activities:
Proceeds from issuance of 9 1/4% Senior Notes due 2009	—	194,400	—
Redemption of 10 7/8% Senior Notes due 2006	—	(131,798)	—
Redemption of Convertible Subordinated Notes	—	—	(4,206)
Acquisition of treasury stock	(12,821)	—	(156,507)
Proceeds from stock options exercised	34,696	26,224	89,465
Proceeds from issuance of Common Stock and other	1,928	1,070	934
Payment of other long-term liabilities	(200)	(675)	(5,567)

Net cash provided by (used in) financing activities	23,603	89,221	(75,881)

Net increase (decrease) in cash and equivalents	25,006	164,834	(49,207)
Cash and equivalents at beginning of period	193,025	28,191	77,398

Cash and equivalents at end of period	$218,031	$193,025	$28,191

Supplemental Cash Flow Information:
Cash paid for interest	$20,020	$20,203	$14,335

Cash paid for income taxes	$82,318	$30,697	$31,495

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three Years Ended February 1, 2003

(In thousands except share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Total
Balance at January 29, 2000	30,064,113	$3,157	$401,414	$194,138	$(31,911)	$566,798
Exercise of stock options and other	4,488,031	449	89,953	(953)	—	89,449
Conversion of Convertible Subordinated Notes	2,445,696	245	96,328	—	—	96,573
Tax benefit from exercise of stock options	—	—	29,744	—	—	29,744
Acquisition of treasury stock	(5,161,000)	—	—	—	(156,507)	(156,507)
Retirement of treasury stock	—	(667)	(187,751)	—	188,418	—
Net income	—	—	—	78,589	—	78,589

Balance at February 3, 2001	31,836,840	3,184	429,688	271,774	—	704,646
Exercise of stock options and other	1,045,106	104	27,190	(2,045)	—	25,249
Tax benefit from exercise of stock options	—	—	5,639	—	—	5,639
Common Stock split	32,815,447	3,282	(3,282)	—	—	—
Net income	—	—	—	89,030	—	89,030

Balance at February 2, 2002	65,697,393	6,570	459,235	358,759	—	824,564
Exercise of stock options and other	2,161,319	216	36,407	1,432	—	38,055
Tax benefit from exercise of stock options	—	—	21,932	—	—	21,932
Acquisition of treasury stock	(392,100)	—	—	—	(12,821)	(12,821)
Retirement of treasury stock	—	(39)	(12,782)	—	12,821	—
Net income	—	—	—	140,297	—	140,297

Balance at February 1, 2003	67,466,612	$6,747	$504,792	$500,488	$—	$1,012,027

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of Business

        Michaels Stores, Inc. (together with its subsidiaries, unless the text otherwise indicates) owns and operates a chain of specialty retail stores in 48 states and Canada featuring arts, crafts, framing, floral, decorative wall décor, and seasonal merchandise for the hobbyist and do-it-yourself home decorator. Our wholly-owned subsidiary, Aaron Brothers, Inc., operates a chain of framing and art supply stores located in nine states. We also operate Star Decorators' Wholesale Warehouse, a single wholesale operation located in Dallas, Texas, offering merchandise primarily to interior decorators/designers, wedding/event planners, florists, hotels, restaurants, and commercial display companies. In addition, we own and operate Artistree, a vertically integrated frame and moulding manufacturing operation that supplies moulding and framing to our Michaels and Aaron Brothers stores nationwide.

Fiscal Year

        We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. References to fiscal year mean the year in which that fiscal year began. Fiscal 2002 ended February 1, 2003 and fiscal 2001 ended February 2, 2002, and each contained 52 weeks. Fiscal 2000 ended February 3, 2001 and contained 53 weeks.

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

Cash and Equivalents

        Cash and equivalents are generally comprised of highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. We record interest income earned from our cash and equivalents as a component of other (income) and expense, net, in our financial statements. Interest income was $1,692,000, $1,433,000, and $3,866,000 for fiscal 2002, 2001, and 2000, respectively.

Merchandise Inventories

        We value our inventories at Michaels stores at the lower of cost or market as determined using a retail inventory method. Because we do not have perpetual inventory records for inventory in our Michaels stores, we are required to perform complete physical inventories for a significant sample of stores at the end of each fiscal quarter to estimate ending inventories valued at retail for all Michaels stores. Our sampling process is designed to count a selection of stores, which are representative of the size, age, and geographic location of the entire chain of stores. An actual physical count of merchandise is made by third party inventory counting service firms in substantially every store each fiscal year. We believe our sampling process results in reasonable estimates of our retail inventory on hand at period end.

        Additionally, in determining our cost of goods sold and ending inventory at cost, we utilize a single pool of inventory for our Michaels stores' inventories. At this time, we have no formal plans to move to a single pool for each of our stores or departmental pools to determine cost of sales and ending inventory; however, we may do so in the future as further enhancements are made to our inventory systems in connection with our efforts to move toward having store level perpetual inventory capabilities.

        Permanent markdowns are recorded in the period in which management determines that markdowns will need to be taken to sell certain merchandise. Prior to fiscal 2002, markdowns were generally determined based on sample retail counts of the affected merchandise on hand. Beginning in fiscal 2002, markdowns are determined based on a sample of stores' perpetual inventory records. We value our inventories at our distribution centers at the lower of cost or market using the first-in, first-out method and at Aaron Brothers stores using the average cost method. The cost of inventory also includes certain costs associated with the purchasing, storage, handling, and warehousing of the inventory.

Property and Equipment

        Property and equipment is recorded at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. Useful lives are generally estimated as follows (in years):

Buildings	30
Fixtures and equipment	8
Leasehold improvements	10
Computer equipment	5

Goodwill

        In fiscal 2001 and in prior fiscal years, goodwill was amortized over 40 years on a straight-line basis. Beginning in fiscal 2002, under the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we no longer amortize goodwill, but instead goodwill is subject to annual impairment tests. We have performed the required impairment tests of goodwill and the tests have not resulted in an impairment charge. The following pro forma financial information reflects net income and diluted earnings per common share as if goodwill were not subject to amortization in fiscal 2000 and 2001:

	Fiscal Year
	2002	2001	2000
	(In thousands except per share data)
Net income, as reported	$140,297	$89,030	$78,589
Add back:
Goodwill amortization, net of income taxes	—	2,211	2,211

Pro forma net income	$140,297	$91,241	$80,800

Pro forma earnings per common share:
Basic	$2.11	$1.41	$1.22

Diluted	$1.99	$1.36	$1.18

Impairment of Long-Lived Assets

        We periodically review long-lived assets for impairment by comparing the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss would be recognized during that period. The impairment loss is calculated as the difference between asset carrying values and the present value of estimated net cash flows or comparable market values, giving consideration to recent operating performance and pricing trends. In fiscal 2002, 2001, and 2000, we had no impairment losses related to long-lived assets.

Estimating Fair Value of Financial Instruments

        The $200 million of Senior Notes due 2009 are estimated at fair market value based on dealer quotes at each balance sheet date. See Note 4 of Notes to Consolidated Financial Statements.

Reserve for Closed Facilities

        We maintain a reserve for future rental obligations, carrying costs, and other closing costs related to closed facilities, primarily closed and relocated stores. In accordance with Emerging Issues Task Force Issue No. 94-3, through the end of the third quarter of fiscal 2002, our accounting policy was to record reserves for these obligations when management committed to closing or relocating a store or facility. Beginning in the fourth quarter of fiscal 2002, we adopted the provisions of SFAS No. 146, Costs Associated With Disposal Activities, and began recognizing exit costs for any store closures not already identified and recorded by the end of the third quarter of fiscal 2002 at the time the store is closed. As of February 1, 2003, we have a liability totaling $10.2 million, of which $4.3 million has been recorded for stores to be closed after the end of fiscal 2002. While the adoption of SFAS No. 146 does not change our policy for calculating store closure reserves, it does change the timing of the recognition of the related expense in future periods.

        The cost of closing a store or facility is calculated as the sum of (1) the lesser of future rental obligations remaining under the lease (less estimated sublease rental income) or the lease termination fee and (2) the net book value of the assets located in the closed store or facility that are not reused in another store or facility (less estimated asset resale income).

        The following is a detail of account activity related to closed facilities (in thousands):

	Fiscal Year
	2002	2001	2000
Balance at beginning of fiscal year	$11,874	$7,999	$8,765
Additions charged to costs and expenses	4,010	9,867	6,302
Payment of rental obligations and other	(5,713)	(5,992)	(7,068)

Balance at end of fiscal year	$10,171	$11,874	$7,999

Advertising Costs

        Advertising costs are expensed in the period in which the advertising first occurs. Prior to fiscal 2002, cooperative advertising allowances provided by vendors were recognized as an offset to advertising expense. In the fourth quarter of fiscal 2002, we adopted the provisions of Emerging Issues Task Force Issue 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor, effective retroactively as of the beginning of fiscal 2002. In accordance with the provisions of Issue 02-16, our cooperative advertising allowances will no longer be recorded as an offset to advertising expense, but will be accounted for as a reduction in the purchase price of merchandise.

        Advertising expense, excluding the impact of cooperative advertising allowances, was $133.0 million, $122.7 million, and $107.8 million for fiscal 2002, 2001, and 2000, respectively, and is included in selling, general, and administrative expense. See Note 2 of Notes to Consolidated Financial Statements.

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

Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per common share:

	Fiscal Year
	2002	2001	2000
	(In thousands except per share data)
Numerator:
Income before cumulative effect of accounting change	$147,730	$89,030	$80,441
Cumulative effect of accounting change, net of income tax	7,433	—	1,852

Net income	$140,297	$89,030	$78,589

Denominator:
Denominator for basic earnings per common share—weighted average shares	66,648	64,757	66,418
Effect of dilutive securities:
Employee stock options	3,902	2,175	2,138

Denominator for diluted earnings per common share—weighted average shares adjusted for dilutive securities	70,550	66,932	68,556

Basic earnings per common share:
Income before cumulative effect of accounting change	$2.22	$1.37	$1.21
Cumulative effect of accounting change, net of income tax	0.11	—	0.03

Net income	$2.11	$1.37	$1.18

Diluted earnings per common share:
Income before cumulative effect of accounting change	$2.09	$1.33	$1.17
Cumulative effect of accounting change, net of income tax	0.10	—	0.02

Net income	$1.99	$1.33	$1.15

        Our purchases and subsequent retirement of 392,100 shares of our Common Stock in fiscal 2002 reduced the number of weighted average shares outstanding by approximately 202,132 for fiscal 2002. Our purchase and subsequent retirement of 10,322,000 shares of our Common Stock in fiscal 2000 reduced the number of weighted average shares outstanding by approximately 2,852,000 shares for fiscal 2000.

Stock-Based Compensation

        We have elected to follow APB Opinion No. 25, Accounting For Stock Issued To Employees, and related guidance in accounting for our employee stock options. The exercise price of our employee stock options equals the market price of the underlying stock on the date of grant and, as a result, we do not recognize compensation expense for stock option grants.

        Pro forma information regarding net income and earnings per common share, as required by the provisions of SFAS No. 123, Accounting For Stock-Based Compensation, and SFAS No. 148, Accounting

for Stock-Based Compensation—Transition and Disclosure, has been determined as if we had accounted for our employee stock options under the fair value method.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. Our pro forma information is as follows:

	Fiscal Year
	2002(1)	2001	2000(2)
	(In thousands except per share data)
Net income, as reported	$140,297	$89,030	$78,589
Stock-based employee compensation cost:
As if fair value method were applied, net of income tax	14,368	12,769	10,376

Pro forma net income	$125,929	$76,261	$68,213

Earnings per common share, as reported:
Basic	$2.11	$1.37	$1.18

Diluted	$1.99	$1.33	$1.15

Pro forma earnings per common share:
Basic	$1.87	$1.18	$1.03

Diluted	$1.81	$1.15	$1.00

(1)
The fiscal 2002 net income amount includes the cumulative effect of the change in accounting principle, net of income tax, related to cooperative advertising allowances. See Note 2 of Notes to Consolidated Financial Statements.

(2)
The fiscal 2000 net income amount includes the cumulative effect of the change in accounting principle, net of income tax, related to custom framing sales recognition. See Note 2 of Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

        In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, as an amendment to SFAS No. 123 and to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Our policy is to account for stock-based employee compensation using the intrinsic value method in accordance with APB Opinion No. 25. Prior to the adoption of the provisions of SFAS No. 148, we reported the pro forma effect of the fair value method of accounting for stock-based employee compensation under the provisions of SFAS No. 123. We have adopted the disclosure provisions of SFAS No. 148 in the preparation of this Annual Report on Form 10-K. While this adoption does not change our policy of accounting for stock-based employee compensation using the intrinsic value method, we have more prominently disclosed our stock-based employee compensation as part of our significant accounting policies in Note 1 and have revised our presentation format of the pro forma effect of the fair value method of accounting.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 addresses the accounting and financial statement classification for gains and losses related to the extinguishment of debt and the accounting for certain lease modifications and makes various technical corrections to existing pronouncements. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. We adopted the provisions of SFAS No. 145 in fiscal 2002 and, as a result, we reclassified the $9.0 million charge ($5.3 million after tax) taken in fiscal 2001 in connection with the early extinguishment of our Senior Notes due 2006 from extraordinary loss, net of income tax, to interest expense and the provision for income taxes on the consolidated statements of income.

Note 2. Changes in Accounting Principle

Cooperative Advertising Allowances

        In November 2002, the EITF reached consensus on Issue 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor. Issue 02-16 addresses the accounting for cash consideration received by a customer from a vendor (e.g., slotting fees, cooperative advertising payments, buydowns) and rebates or refunds from a vendor that are payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. Issue 02-16 is effective for new arrangements or modifications to existing arrangements entered into after December 31, 2002, although early adoption is permitted. We elected to adopt early, effective February 3, 2002, the provisions of Issue 02-16 in the preparation of this Annual Report on Form 10-K. Accordingly, in fiscal 2002, we recorded a cumulative effect of accounting change of $12.6 million, $7.4 million net of income tax, for the impact of this adoption on prior fiscal years. As of February 1, 2003, $12.4 million of our cooperative advertising allowances has been deferred into inventory and will be recognized as inventory is sold. This adoption has also resulted in the reclassification of our cooperative advertising payments earned in fiscal 2002 from selling, general, and administrative expense to cost of sales and occupancy expense retroactively as of the beginning of fiscal 2002. The fiscal 2002 impact on income before cumulative effect of accounting change was immaterial.

        The following pro forma financial information for fiscal years 2001 and 2000 reflects the impact of Issue 02-16 as if it had been adopted prior to fiscal 2000:

	Fiscal Year
	2001		2000
	As Reported	Pro Forma	As Reported	Pro Forma
	(In thousands except per share data)
Net sales	$2,530,727	$2,530,727	$2,249,440	$2,249,440
Cost of sales and occupancy expense	1,660,771	1,631,541	1,494,304	1,470,415

Gross profit	869,956	899,186	755,136	779,025
Selling, general, and administrative expense	671,692	701,318	596,522	622,811
Store pre-opening costs	10,379	10,379	10,197	10,197
Litigation settlement	8,169	8,169	—	—

Operating income	179,716	179,320	148,417	146,017
Interest expense	29,926	29,926	18,026	18,026
Other (income) and expense, net	(1,109)	(1,109)	(3,678)	(3,678)

Income before income taxes and cumulative effect of accounting change	150,899	150,503	134,069	131,669
Provision for income taxes	61,869	61,707	53,628	52,668

Income before cumulative effect of accounting change	89,030	88,796	80,441	79,001
Cumulative effect of accounting change for revenue recognition, net of income tax of $1,235	—	—	1,852	1,852

Net income	$89,030	$88,796	$78,589	$77,149

Earnings per common share:
Basic	$1.37	$1.37	$1.18	$1.16

Diluted	$1.33	$1.33	$1.15	$1.13

Selected Balance Sheet Information:
Merchandise inventories	$714,309	$701,710	$663,700	$651,497
Retained earnings	358,759	351,013	271,774	264,262

Custom Frame Sales

        Effective October 29, 2000, we changed our method of accounting for custom frame sales in accordance with guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Historically, we recognized sales for custom frame orders at the time that the order was placed by the customer. Under the new accounting method adopted retroactive to January 30, 2000, we now effectively recognize revenue for custom frame orders at the time of delivery. The cumulative effect of the change on prior years resulted in a charge to income of $1.9 million (after reduction for income taxes of $1.2 million) which is included in the results of operations for fiscal 2000. The effect of the change on fiscal 2000 was to recognize $2.6 million in revenue and increase income before the cumulative effect of the accounting change by $685,000.

Note 3. Detail of Certain Balance Sheet Accounts

	February 1, 2003	February 2, 2002
	(In thousands)
Property and equipment:
Land and buildings	$1,619	$2,633
Fixtures and equipment	556,751	457,693
Leasehold improvements	153,458	148,804
Distribution center construction in process	—	14,591
Capital leases	4,471	4,471

	$716,299	$628,192

Accrued liabilities and other:
Salaries, bonuses, and other payroll-related costs	$73,026	$67,329
Taxes, other than income and payroll	26,886	23,104
Rent and common area maintenance	12,444	15,531
Gift certificate and gift card liability	13,233	9,031
Property and general liability insurance	8,144	8,415
Deferred revenue	6,561	7,930
Professional fees and litigation settlements	1,242	5,371
Current portion of capital lease obligations	—	201
Other	40,331	49,368

	$181,867	$186,280

Note 4. Debt

        In July 2001, we issued $200 million in principal amount of 9 1/4% Senior Notes due July 1, 2009 in a private placement under Securities and Exchange Commission Rule 144A to a limited number of qualified institutional buyers. The Senior Notes due 2009 are unsecured and interest thereon is payable semi-annually on each January 1 and July 1, beginning on January 1, 2002. In October 2001, as required by the contract with the purchasers of the Senior Notes due 2009, we completed a registered exchange of all the privately placed Senior Notes due 2009 for an equal principal amount of Senior Notes due 2009 having substantially identical terms.

        On August 6, 2001, we used a portion of the proceeds of the Senior Notes due 2009 offering described above to redeem our Senior Notes due 2006, of which $125.0 million aggregate principal amount was then outstanding. The redemption price was $1,054.38 per $1,000 principal amount of the Senior Notes due 2006, plus accrued interest to August 6, 2001. We incurred a loss from the early extinguishment of debt in the amount of $9.0 million in fiscal 2001, which is included in interest expense.

        On June 29, 2000, we redeemed our Convertible Subordinated Notes due January 15, 2003. The aggregate principal amount of the Convertible Subordinated Notes outstanding was $96,935,000. A majority of the Convertible Subordinated Notes was surrendered by the June 22, 2000 conversion date and was converted into 2,445,565 shares of our Common Stock, unadjusted for the fiscal 2001 stock split. The remaining Convertible Subordinated Notes were redeemed at a total redemption price of $4.2 million on June 29, 2000. The loss from the redemption was not material.

        Effective May 1, 2001, we signed a new $200 million unsecured revolving bank credit facility with Fleet National Bank and other lending institutions, which replaced the previous $100 million unsecured revolving bank credit facility. The Credit Agreement had an original term of three years (with a maturity extension for one additional year available under certain conditions) and contains a $25 million competitive bid feature and a $70 million letter of credit sub-facility. Effective May 21, 2002, pursuant to the terms of the Credit Agreement, our lenders agreed to extend the term of the Credit Agreement from April 30, 2004 to April 30, 2005.

        We are in compliance with all terms and conditions of the Credit Agreement. No borrowings were outstanding under the Credit Agreement as of February 1, 2003 or February 2, 2002. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit Agreement ($16.7 million as of February 1, 2003). The following table sets forth certain data related to borrowings under our Credit Agreement and our previous $100 million bank credit facility:

	Fiscal Year
	2002	2001	2000
Days of borrowings outstanding	123	245	47
Average outstanding borrowings (in thousands)	$81,811	$46,921	$25,296
Weighted average interest rate	2.8%	5.2%	7.8%

Note 5. Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities as of the respective year-end balance sheets are as follows:

	Deferred Tax Asset (Liability)
	February 1, 2003		February 2, 2002
	Current	Noncurrent	Current	Noncurrent
	(In thousands)
Net operating loss, general business credit, and alternative minimum tax credit carryforwards	$—	$9,126	$—	$8,283
Accrued expenses	21,212	13,014	19,732	13,542
Other deferred tax assets	1,531	8,574	3,522	8,788
Valuation allowance	—	(4,795)	—	(5,408)
Depreciation and amortization	—	(42,744)	—	(28,453)
Other deferred tax liabilities	(2,391)	(4,686)	(2,245)	(12,622)

	$20,352	$(21,511)	$21,009	$(15,870)

Net deferred tax (liabilities) assets		$(1,159)		$5,139

        The federal and state income tax provision is as follows:

	Fiscal Year
	2002(1)	2001	2000(2)
	(In thousands)
Federal:
Current	$82,690	$62,681	$44,877
Deferred	5,590	(9,433)	840

Total federal income tax provision	88,280	53,248	45,717
State:
Current	8,506	9,243	7,753
Deferred	708	(622)	(1,077)

Total state income tax provision	9,214	8,621	6,676

Total income tax provision	$97,494	$61,869	$52,393

(1)
The total income tax provision for fiscal 2002 includes a provision of $102.7 million on income before the cumulative effect of a change in accounting principle and a tax benefit of $5.2 million resulting from the cumulative effect of a change in accounting principle.

(2)
The total income tax provision for fiscal 2000 includes a provision of $53.6 million on income before the cumulative effect of a change in accounting principle and a tax benefit of $1.2 million resulting from the cumulative effect of a change in accounting principle.

        Reconciliation between the actual income tax provision and the income tax provision calculated by applying the federal statutory rate is as follows:

	Fiscal Year
	2002	2001	2000
	(In thousands)
Income tax provision at statutory rate	$83,227	$52,815	$45,844
Decrease in federal valuation allowance	(613)	—	(46)
State income taxes, net of federal income tax effect	6,109	5,689	4,339
Amortization of intangibles	—	1,290	1,290
Other	8,771	2,075	966

Total income tax provision	$97,494	$61,869	$52,393

        At February 1, 2003, we had state net operating loss carryforwards to reduce future taxable income of approximately $53 million expiring at various dates between fiscal 2003 and fiscal 2018. We also have tax credit carryforwards of approximately $500,000 available to offset future income taxes. During fiscal 2002, we reduced our valuation allowance by $613,000 due to the expiration of our capital loss carryforwards.

Note 6. Stockholders' Equity

Stock-Based Compensation

        On July 23, 2001, our Board of Directors adopted our 2001 Employee Stock Option Plan authorizing the grant of options exercisable for up to 2.0 million shares of our Common Stock. In the second quarter of fiscal 2002, our Board of Directors amended and restated our 2001 Employee Stock Option Plan to authorize an additional 4.0 million shares of our Common Stock for the grant of options. The terms of our Amended and Restated 2001 Employee Stock Option Plan do not permit options under that plan to be granted to our executive officers and directors. As of February 1, 2003, options exercisable for up to approximately 3,562,000 shares of Common Stock remain available for grant under our Amended and Restated 2001 Employee Stock Option Plan.

        The 2001 General Stock Option Plan was approved by our stockholders at our Annual Meeting of Stockholders on October 5, 2001. Our 2001 General Stock Option Plan authorizes the grant of options exercisable for up to 3.0 million shares of our Common Stock to our officers, directors, and employees, but we anticipate that options under this plan will be granted principally, if not exclusively, to our executive officers and directors who are not eligible for grants under our 2001 Employee Stock Option Plan. Proceeds from the exercise of stock options under our 2001 General Stock Option Plan are required to be used to repurchase shares of our own Common Stock under our current stock repurchase plan, except where not permitted by law or there is a compelling need to use the proceeds for other corporate purposes. As of February 1, 2003, options exercisable for up to approximately 2,685,000 shares of Common Stock remain available for grant under our 2001 General Stock Option Plan.

        Certain of our employees and key advisors, including directors, may participate in the 1997 Stock Option Plan, which, as of February 1, 2003, options exercisable for up to approximately 1,252,000 shares of Common Stock remain available for grant under our 1997 Stock Option Plan.

        Generally, options issued to employees under the plans have a five year term and vest over a three year period following the date of grant, while options issued to directors under the plans have a five year term and vest immediately.

        Pro forma information regarding net income and earnings per common share in Note 1 of Notes to Consolidated Financial Statements has been determined as if we had accounted for our employee stock options under the fair value method. The fair value for the options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Fiscal Year
	2002	2001	2000
Risk-free interest rates	2.53%	3.76%	6.24%
Dividend yield	0%	0%	0%
Expected volatility rates of our Common Stock	68.7%	67.1%	73.8%
Weighted average expected life of options (in years)	3.11	2.01	2.55

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

        For fiscal 2002, 2001, and 2000, our stock option activity is summarized below:

	Fiscal Year
	2002		2001		2000
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	(In thousands except price per share data)
Outstanding at beginning of year	8,229	$16.89	8,306	$14.56	14,806	$10.88
Granted	1,790	35.14	2,986	20.77	3,012	19.56
Exercised	(2,098)	16.52	(1,965)	13.32	(8,908)	10.04
Forfeited/expired	(413)	23.28	(1,098)	16.25	(604)	15.88

Outstanding at end of year	7,508	$20.99	8,229	$16.88	8,306	$14.56

Exercisable at end of year	3,764	$15.60	3,753	$13.34	3,672	$11.85
Weighted average fair value of options granted during the year		$16.68		$8.18		$9.57

        The following table summarizes information about stock options outstanding at February 1, 2003 (shares in thousands):

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 8.56 - 9.71	1,471	1.1	$8.95	1,471	$8.95
9.72 - 14.56	192	2.2	12.44	132	12.33
14.57 - 19.41	1,098	2.1	16.28	914	16.10
19.42 - 26.69	2,995	3.2	20.93	1,094	20.90
26.70 - 33.97	174	4.6	31.92	5	30.73
33.98 - 38.82	1,381	4.5	34.38	26	37.40
38.83 - 43.68	149	4.4	41.79	105	42.25
43.69 - 48.53	48	4.7	47.08	17	44.56

	7,508	2.9	$20.99	3,764	$15.60

Common Stock Issuances

        In October 1997, we began issuing Common Stock through our Dividend Reinvestment and Stock Purchase Plan, which provides owners of shares of our Common Stock and other interested investors with a convenient and economical method to purchase our Common Stock. We may establish a discount of 0% to 5% in certain transactions to purchase shares under the Plan. The amounts issued under this plan during fiscal 2000, 2001, and 2002 were not material.

        In October 1999, we began issuing our Common Stock through our 1997 Employees Stock Purchase Plan, which provides our employees with a convenient and economical means of purchasing our Common Stock. The amounts issued under this plan during fiscal 2000, 2001, and 2002 were not material. Prior to October 1999, shares for the 1997 Employees Stock Purchase Plan were acquired through open market purchases.

Common Stock Repurchases

        On December 5, 2000, our Board of Directors authorized the repurchase of 2.0 million shares of our outstanding Common Stock. During fiscal 2002, we repurchased and subsequently retired 392,100 shares of our Common Stock at an average cost of $32.70 per share. After the close of fiscal 2002, we repurchased and subsequently retired 557,900 shares of our Common Stock at an average cost of $26.05 per share. As of April 1, 2003, we have repurchased and retired a total of 2.0 million shares under the 2000 purchase plan at an average cost of $22.25 per share, and, as a result, we have used the entire fixed portion of the authority originally provided in the 2000 repurchase plan. The 2000 repurchase plan also provides that the proceeds of the exercise of options under our 2001 General Stock Option Plan may be used to repurchase shares under the 2000 repurchase plan and that the maximum number of shares authorized to be repurchased under the 2000 repurchase plan will be increased to the extent necessary to so use the proceeds from such option exercises. As of April 1, 2003, no repurchases from proceeds of stock option exercises under the 2001 General Stock Option

Plan had been made since no options outstanding under the 2001 General Stock Option Plan had been exercised as of that date. On September 11, 2002, our Board of Directors also authorized the repurchase of up to 1.0 million shares of our outstanding Common Stock in addition to shares available for repurchase under the 2000 repurchase plan. After the close of fiscal 2002, we repurchased 238,500 shares of our Common Stock under the 2002 repurchase plan at an average cost of $24.83 per share. As of April 1, 2003, we have 761,500 shares of our Common Stock available for repurchase under the 2002 repurchase plan. Under the agreements governing our outstanding indebtedness, we can only repurchase shares of our Common Stock if we maintain or comply with specified financial ratios and other covenants. We may also be restricted by regulations of the Securities and Exchange Commission from making future repurchases during certain time periods.

Note 7. Retirement Plans

        We sponsor a 401(k) Savings Plan for our eligible employees and certain of our subsidiaries. Participation in the 401(k) Savings Plan is voluntary and available to any employee who is 21 years of age and has completed 500 hours of service in a six-month eligibility period. Participants may elect to contribute up to 15% of their compensation on a pre-tax basis and up to 10% on an after-tax basis. In accordance with the provisions of the 401(k) Savings Plan, we make a matching cash contribution to the account of each participant in an amount equal to 50% of the first 6% of eligible compensation contributed by each participant not to exceed 3% of the participant's total compensation for the year. Matching contributions, and the actual earnings thereon, vest to the participants based on years of continuous service, with 100% vesting after three years. Our matching contribution expense, net of forfeitures, was $2,070,000, $1,917,000, and $1,808,000 for fiscal 2002, 2001, and 2000, respectively.

        Effective August 1, 1999, we adopted the Michaels Stores, Inc. Deferred Compensation Plan to provide eligible employees, directors, and certain consultants the opportunity to defer receipt of current compensation. The amount of compensation deferred by each participant electing to participate in the Deferred Compensation Plan is determined in accordance with the terms of the Deferred Compensation Plan, based on elections by the plan participants and paid in accordance with the terms of the Deferred Compensation Plan. We provide matching cash contributions equal to 50% of the first 6% of compensation deferred under the Deferred Compensation Plan, reduced by the matching contributions credited to the participant under our 401(k) Savings Plan. Our matching contribution expense was $374,000, $228,000, and $298,000 for fiscal 2002, 2001, and 2000, respectively. Deferred amounts and matching contributions are deposited each pay period in a trust that qualifies as a grantor trust under the Internal Revenue Code of 1986, as amended. The funds are invested in individual participant life insurance contracts. We own these contracts and are co-beneficiaries with the participant's designee. Participants must elect investments for their deferrals and matching contributions from a variety of hypothetical benchmark funds. The return on the underlying investments determines the amount of earnings and losses that increase or decrease the participant's account. Amounts deferred, matching contributions, and earnings and losses are 100% vested. Our obligations under the Deferred Compensation Plan are unsecured general obligations and rank equally with our other unsecured general creditors.

Note 8. Commitments and Contingencies

Commitments

        We operate stores and use distribution centers, office facilities, and equipment that are generally leased under non-cancelable operating leases, the majority of which provide for renewal options. Future minimum annual rental commitments for all non-cancelable operating leases as of February 1, 2003 are as follows (in thousands):

For the Fiscal Year:
2003	$218,148
2004	209,666
2005	192,171
2006	175,748
2007	163,446
Thereafter	566,739

Total minimum rental commitments	$1,525,918

        Rental expense applicable to non-cancelable operating leases was $206,281,000, $172,571,000, and $149,630,000 in fiscal 2002, 2001, and 2000, respectively.

        In the first quarter of fiscal 2003, we entered into an agreement to purchase our new Midwest distribution center once construction is completed. The estimated purchase price is $28.9 million.

Stockholder Class Actions

        On various dates between February 4, 2003 and March 25, 2003, 10 purported class action lawsuits were filed in the United States District Court for the Northern District of Texas, Dallas Division, against Michaels Stores, Inc. and certain of the current and former directors and officers of Michaels. All of these lawsuits have been consolidated. The suits assert various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 related to actions prior to Michaels' announcement on November 7, 2002, that, among other things, it had revised its outlook for the fourth fiscal quarter of 2002, adjusting downward its guidance for annual earnings per diluted share. The complaints charge that, prior to that announcement, Michaels and certain of the other defendants made misrepresentations and omitted to disclose negative information about the financial condition of Michaels while the individual defendants were selling shares of Michaels common stock. We believe these claims are without merit and will vigorously contest them.

Derivative Claims

        On March 21, 2003, Julie Fathergill filed a purported stockholder derivative action in the 192nd Judicial District Court for Dallas County, Texas naming certain former and current officers and directors including all of Michaels current directors, as individual defendants and Michaels as a nominal defendant. In this derivative action, the plaintiff makes allegations of fact substantially similar to those made in the purported securities class actions described above. The plaintiff asserts claims against the individual defendants for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. All of these claims are asserted derivatively on behalf of Michaels and the lawsuit states that the relevant time period is August 2002 to present. We believe this claim is also without merit and will vigorously oppose it.

        On April 8, 2003, the Chairman of the Board of Michaels received a demand letter on behalf of Chris Frith, a purported Michaels stockholder, requesting that the Board commence an action against certain former and current officers and directors. The demand letter threatens to file a derivative lawsuit if an action is not commenced within a reasonable time. The purported bases of the demand are similar to those made in the purported stockholder class actions and stockholder derivative lawsuit described above.

Cotton Claim

        On December 20, 2002, James Cotton, a former store manager of Michaels of Canada, ULC, our wholly-owned subsidiary, and Suzette Kennedy, a former assistant manager of Michaels of Canada, commenced a proposed class proceeding against Michaels of Canada and Michaels Stores, Inc. on behalf of themselves and current and former employees employed in Canada. The Cotton claim was filed in the Ontario Superior Court of Justice and alleges that the defendants violated employment standards legislation in Ontario and other provinces and territories of Canada by failing to pay overtime compensation as required by that legislation. The Cotton claim also alleges that this conduct was in breach of the contracts of employment of those individuals. The Cotton claim seeks a declaration that the defendants have acted in breach of applicable legislation, payment to current and former employees for overtime, damages for breach of contract, punitive, aggravated and exemplary damages, interest, and costs. Although we believe we have certain meritorious defenses and intend to defend this lawsuit vigorously, given the early stage of the proceedings, it is premature at this time for us to comment on issues of liability and damages.

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

        On June 6, 2001, we negotiated a settlement of the purported class action brought by Raniwala. As a result, we recorded a litigation settlement charge of $3.2 million in the first quarter of fiscal 2001, covering all claims, attorneys' fees, and estimated payroll taxes. The settlement, in exchange for a full release of claims, received final approval from the Alameda County Superior Court on November 20, 2001, and as a result, the case against us was dismissed effective November 20, 2001. The distribution of the settlement proceeds was made on January 19, 2002.

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

        On March 15, 2002, Aaron Brothers negotiated a settlement of the purported class action brought by Collins. As a result, Aaron Brothers recorded a litigation settlement charge of $5.0 million in the fourth quarter of fiscal 2001, covering all claims, attorneys' fees, and estimated payroll taxes. The settlement, in exchange for a full release of claims, received final approval from the Los Angeles County Superior Court on June 12, 2002, and as a result, the case against Aaron Brothers was dismissed effective August 12, 2002. The distribution of the settlement proceeds was made to the settlement administrator on August 16, 2002.

General

        We are a defendant from time to time in lawsuits incidental to our business. Based on currently available information, we believe that resolution of all known contingencies is uncertain. There can be no assurance that future costs of such litigation would not be material to our financial position or results of operations.

MICHAELS STORES, INC.

UNAUDITED SUPPLEMENTAL QUARTERLY FINANCIAL DATA

(In thousands except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2002:
As restated(1):
Net sales	$603,220	$576,580	$704,613	$971,960
Cost of sales and occupancy expense(2)	392,080	359,682	435,973	616,256
Gross profit	211,140	216,898	268,640	355,704
Selling, general, and administrative expense	173,199	174,303	204,527	221,915
Operating income	36,257	40,472	60,567	132,498
Income before cumulative effect of accounting change(1)	18,896	21,096	32,348	75,390
Net income	11,463	21,096	32,348	75,390
Earnings per common share excluding the cumulative effect of accounting change:
Basic	$0.29	$0.32	$0.48	$1.12
Diluted	$0.27	$0.30	$0.46	$1.07
Common shares used in per share calculation:
Basic	65,959	66,355	66,830	67,448
Diluted	70,175	70,591	71,070	70,364
As previously reported:
Net sales	$603,220	$576,580	$704,613	$971,960
Cost of sales and occupancy expense	396,851	368,351	445,020	627,557
Gross profit	206,369	208,229	259,593	344,403
Selling, general, and administrative expense	165,403	165,027	194,386	215,505
Operating income	39,282	41,079	61,661	127,607
Net income	20,681	21,454	32,993	72,504
Earnings per common share:
Basic	$0.31	$0.32	$0.49	$1.07
Diluted	$0.29	$0.30	$0.46	$1.03
Fiscal 2001:
Net sales	$524,720	$486,078	$611,911	$908,018
Cost of sales and occupancy expense(3)	347,439	326,566	396,060	590,706
Gross profit	177,281	159,512	215,851	317,312
Selling, general, and administrative expense	156,428	143,856	172,612	198,796
Operating income(4)	16,084	13,547	37,941	112,144
Net income	7,289	4,673	13,502	63,566
Earnings per common share:
Basic	$0.11	$0.07	$0.29	$0.97
Diluted	$0.11	$0.07	$0.28	$0.92
Common shares used in per share calculation:
Basic	63,744	64,582	65,052	65,650
Diluted	65,054	66,352	66,906	69,417

(Notes on following page.)

(Notes from table on preceding page.)

(1)
As more fully described in Note 2 of Notes to Consolidated Financial Statements, we changed our accounting policy with respect to recording cooperative advertising allowances effective retroactively as of the beginning of fiscal 2002. As a result, we recorded a non-cash charge of $12.6 million, $7.4 million net of income tax, in the first quarter of fiscal 2002 for the cumulative effect of the change on fiscal years prior to fiscal 2002. Quarterly results for fiscal 2002 have been restated to reflect our new accounting policy for cooperative advertising allowances.

(2)
In the second quarter of fiscal 2002, as part of the liquidation process, we fully utilized the $14.8 million markdown reserve originally recorded in the fourth quarter of fiscal 2001 to offset the liquidation of certain merchandise that did not conform to each store's specific planogram SKU program.

(3)
Cost of sales and occupancy expense in the fourth quarter of fiscal 2001 includes a charge of $14.8 million to offset the liquidation of certain merchandise that did not conform to each store's specific planogram SKU program.

(4)
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

Date: April 11, 2003	MICHAELS STORES, INC.
	By:	/s/ R. MICHAEL ROULEAU R. Michael Rouleau President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ CHARLES J. WYLY, JR. Charles J. Wyly, Jr.	Chairman of the Board of Directors	April 11, 2003
/s/ SAM WYLY Sam Wyly	Vice Chairman of the Board of Directors	April 11, 2003
/s/ R. MICHAEL ROULEAU R. Michael Rouleau	President and Chief Executive Officer (Principal Executive Officer)	April 11, 2003
/s/ JEFFREY N. BOYER Jeffrey N. Boyer	Executive Vice President—Chief Financial Officer (Principal Financial and Accounting Officer)	April 11, 2003
/s/ RICHARD E. HANLON Richard E. Hanlon	Director	April 11, 2003
/s/ RICHARD C. MARCUS Richard C. Marcus	Director	April 11, 2003
/s/ LIZ MINYARD Liz Minyard	Director	April 11, 2003
/s/ CECE SMITH Cece Smith	Director	April 11, 2003

CERTIFICATIONS

        I, R. Michael Rouleau, certify that:

1.
I have reviewed this annual report on Form 10-K of Michaels Stores, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003	/s/ R. MICHAEL ROULEAU R. Michael Rouleau President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

        I, Jeffrey N. Boyer, certify that:

1.
I have reviewed this annual report on Form 10-K of Michaels Stores, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003	/s/ JEFFREY N. BOYER Jeffrey N. Boyer Executive Vice President—Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Michaels Stores, Inc. (previously filed as Exhibit 4.1 to Form 10-Q for period ended November 3, 2001, filed by Registrant on December 18, 2001, SEC File No. 001-09338).
3.2
Certificate of Amendment to the Restated Certificate of Incorporation of Michaels Stores, Inc. (previously filed as Exhibit 4.2 to Form 10-Q for period ended November 3, 2001, filed by Registrant on December 18, 2001, SEC File No. 001-09338).
3.3
Certificate of Amendment to the Restated Certificate of Incorporation of Michaels Stores, Inc., as amended (previously filed as Exhibit 4.3 to Form 10-Q for period ended November 3, 2001, filed by Registrant on December 18, 2001, SEC File No. 001-09338).
3.4	Amended and Restated Bylaws of Michaels Stores, Inc. (previously filed as Exhibit 4.4 to Form S-8 (Registration No. 333-71054), filed by Registrant on October 5, 2001).
4.1	Form of Common Stock Certificate (filed herewith).
4.2
Indenture, dated as of July 6, 2001, by and between the Michaels Stores, Inc. and The Bank of New York, as Trustee (previously filed as Exhibit 4.3 to Form S-4 (Registration No. 333-66462), filed by Registrant on August 1, 2001).
10.1
Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated effective August 1, 1999 (previously filed as Exhibit 10.1 to Form 10-Q for period ended August 4, 2001, filed by Registrant on September 18, 2001, SEC File No. 000-11822).*
10.2
First Amendment to the Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated effective August 1, 1999, dated December 5, 2001 (previously filed as Exhibit 10.2 to Form 10-Q for period ended May 4, 2002, filed by Registrant on June 18, 2002, SEC File No. 001-09338).*
10.3
Second Amendment to the Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated effective August 1, 1999, dated January 17, 2002 (previously filed as Exhibit 10.3 to Form 10-Q for period ended May 4, 2002, filed by Registrant on June 18, 2002, SEC File No. 001-09338).*
10.4
Form of Indemnity Agreement between Michaels Stores, Inc. and certain officers and directors of the Registrant (previously filed as Exhibit 10.8 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 30, 1993, SEC File No. 000-11822).
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
10.7
Common Stock and Warrant Agreement, dated as of October 16, 1984, between Michaels Stores, Inc. and Peoples Restaurants, Inc., including form of Warrant (previously filed as Exhibit 4.2 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 30, 1993, SEC File No. 000-11822).
10.8
First Amendment to Common Stock and Warrant Agreement, dated October 31, 1984, between The First Dallas Group, Ltd. and Michaels Stores, Inc. (previously filed as Exhibit 4.3 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 30, 1993, SEC File No. 000-11822).

10.9
Second Amendment to Common Stock and Warrant Agreement, dated November 28, 1984, between First Dallas Investments-Michaels I, Ltd. and Michaels Stores, Inc. (previously filed as Exhibit 4.4 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 30, 1993, SEC File No. 000-11822).
10.10
Third Amendment to Common Stock and Warrant Agreement, dated February 27, 1985, between First Dallas Investments-Michaels I, Ltd., The First Dallas Group, Ltd., Sam Wyly, Charles J. Wyly, Jr., and Michaels Stores, Inc. (previously filed as Exhibit 10.23 to Form S-1 (Registration No. 33-09456), filed by Registrant on October 14, 1986).
10.11
Amendment to Common Stock and Warrant Agreement, dated as of September 1, 1992, between Michaels Stores, Inc. and the other parties named therein (previously filed as Exhibit 4.8 to Form S-8 (Registration No. 33-54726), filed by Registrant on November 20, 1992).
10.12.1	Form of Bonus Plan for Chief Executive Officer and Executive Vice Presidents (filed herewith).*
10.12.2	Form of Bonus Plan for Executive Vice President of Operations (filed herewith).*
10.13	Michaels Stores, Inc. Amended and Restated 1997 Employees Stock Purchase Plan (previously filed as Exhibit 99.2 to Form 8-K, filed by Registrant on February 1, 2002, SEC File No. 001-09338).*
10.14	Michaels Stores, Inc. 1997 Stock Option Plan (previously filed as Exhibit 10.2 to Form 10-Q for period ended May 3, 1997, filed by Registrant on June 17, 1997, SEC File No. 000-11822).*
10.15	Michaels Stores, Inc. Amended and Restated 2001 Employee Stock Option Plan (previously filed as Exhibit 99.1 to Form 8-K, filed by Registrant on July 29, 2002, SEC File No. 001-09338).
10.16	Michaels Stores, Inc. 2001 General Stock Option Plan (previously filed as Exhibit 99.1 to Form S-8 (Registration No. 333-71054), filed by Registrant on October 5, 2001).*
10.17
Revolving Credit Agreement, dated May 1, 2001, between Michaels Stores, Inc. and Fleet National Bank and the other lenders named therein (previously filed as Exhibit 10.1 to Form 10-Q for period ended May 5, 2001, filed by Registrant on June 19, 2001, SEC File No. 000-11822).
10.18
First Amendment and Consent to Revolving Credit Agreement, dated as of December 31, 2001, among Michaels Stores, Inc., Fleet National Bank, and the other lenders named therein (previously filed as Exhibit 10.16 to Form 10-K for the year ended February 2, 2002, filed by Registrant on April 12, 2002, SEC File No. 001-09338).
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
10.21
Stock Purchase Agreement, dated as of March 29, 1996, between Michaels Stores, Inc. and Fugue Limited (previously filed as Exhibit 4.9 to Form 10-K for the year ended January 28, 1996, filed by Registrant on April 29, 1996, SEC File No. 000-11822).
10.22
Option Agreement, dated as of December 23, 1996, between Michaels Stores, Inc. and Devotion Limited (previously filed as Exhibit 10.28 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).

10.23
Option Agreement, dated as of December 23, 1996, between Michaels Stores, Inc. and Elegance Limited (previously filed as Exhibit 10.29 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).
10.24
Michaels Stores, Inc. Deferred Compensation Plan, amended and restated as of January 1, 2002 (previously filed as Exhibit 10.22 to Form 10-K for the year ended February 2, 2002, filed by Registrant on April 12, 2002, SEC File No. 001-09338).*
10.25
First Amendment to Michaels Stores, Inc. Deferred Compensation Plan, as amended and restated as of January 1, 2002, dated April 30, 2002 (previously filed as Exhibit 10.1 to Form 10-Q for period ended May 4, 2002, filed by Registrant on June 18, 2002, SEC File No. 001-09338).*
10.26
Employment Agreement between Michaels Stores, Inc. and R. Michael Rouleau, dated March 20, 2001 (previously filed as Exhibit 10.22 to Form 10-K for year ended February 3, 2001, filed by Registrant on April 30, 2001, SEC File No. 000-11822).*
10.27
Amendment to Employment Agreement between Michaels Stores, Inc. and R. Michael Rouleau, dated July 16, 2002 (previously filed as Exhibit 10.1 to Form 10-Q for period ended August 3, 2002, filed by Registrant on September 17, 2002, SEC File No. 001-09338).*
10.28
Separation Agreement and Release between Michaels Stores, Inc. and John C. Martin effective as of March 26, 2001 (previously filed as Exhibit 10.23 to Form 10-K for year ended February 3, 2001, filed by Registrant on April 30, 2001, SEC File No. 000-11822).*
10.29
Agreement between Michaels Stores, Inc. and Bryan M. DeCordova, effective as of June 7, 2002 (previously filed as Exhibit 10.2 to Form 10-Q for period ended August 3, 2002, filed by Registrant on September 17, 2002, SEC File No. 001-09338).*
10.30
Amendment to Agreement among Michaels Stores, Inc., Michaels Management Services, LP, and Bryan M. DeCordova, effective as of August 2, 2002 (previously filed as Exhibit 10.3 to Form 10-Q for period ended August 3, 2002, filed by Registrant on September 17, 2002, SEC File No. 001-09338).*
10.31
Second Amendment to Agreement among Michaels Stores, Inc., Michaels Management Services, LP, and Bryan M. DeCordova, effective as of September 24, 2002 (previously filed as Exhibit 10.1 to Form 10-Q for period ended November 2, 2002, filed by Registrant on December 17, 2002, SEC File No. 001-09338).*
21.1	Subsidiaries of Michaels Stores, Inc. (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
99.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c).

QuickLinks

PART I
  ITEM 1. Business.
  ITEM 2. Properties.
  ITEM 3. Legal Proceedings.
  ITEM 4. Submission of Matters to a Vote of Security Holders.
PART II
  ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  ITEM 6. Selected Financial Data.
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.
  ITEM 8. Consolidated Financial Statements and Supplementary Data.
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  ITEM 10. Directors and Executive Officers of the Registrant.
  ITEM 11. Executive Compensation.
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  ITEM 13. Certain Relationships and Related Transactions.
  ITEM 14. Controls and Procedures.
PART IV
  ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
MICHAELS STORES, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
MICHAELS STORES, INC. CONSOLIDATED BALANCE SHEETS (In thousands except share data)
MICHAELS STORES, INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands except per share data)
MICHAELS STORES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
MICHAELS STORES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Three Years Ended February 1, 2003 (In thousands except share data)
MICHAELS STORES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MICHAELS STORES, INC. UNAUDITED SUPPLEMENTAL QUARTERLY FINANCIAL DATA (In thousands except per share data)
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX