Form 10-Q
period 2003-05-03
MICHAELS STORES INC
filed 2003-06-12
CIK 740670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003

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

(972) 409-1300

(Registrant’s telephone number, including area code)

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒          No ☐

      Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Shares Outstanding as of
Title	June 5, 2003

Common Stock, par value $.10 per share	66,609,900

MICHAELS STORES, INC.

FORM 10-Q

Part I—FINANCIAL INFORMATION

MICHAELS STORES, INC.

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	May 3,	February 1,
	2003	2003

	(Unaudited)
ASSETS

Current assets:
Cash and equivalents	$211,040	$218,031
Merchandise inventories	857,181	809,418
Prepaid expenses and other	21,574	18,639
Deferred and prepaid income taxes	20,348	20,352

Total current assets	1,110,143	1,066,440

Property and equipment, at cost	731,548	716,299
Less accumulated depreciation	(368,995)	(348,602)

	362,553	367,697

Goodwill	115,839	115,839
Other assets	13,907	10,997

	129,746	126,836

Total assets	$1,602,442	$1,560,973

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$166,944	$94,764
Accrued liabilities and other	160,162	181,867
Income taxes payable	10,160	22,823

Total current liabilities	337,266	299,454

9 1/4% Senior Notes due 2009	200,000	200,000
Deferred income taxes	21,513	21,511
Other long-term liabilities	31,498	27,981

Total long-term liabilities	253,011	249,492

	590,277	548,946

Commitments and contingencies
Stockholders’ equity:
Common Stock, $0.10 par value, 150,000,000 shares authorized; shares issued and outstanding of 66,566,841 at May 3, 2003 and 67,466,612 at February 1, 2003	6,657	6,747
Additional paid-in capital	480,982	504,792
Retained earnings	524,526	500,488

Total stockholders’ equity	1,012,165	1,012,027

Total liabilities and stockholders’ equity	$1,602,442	$1,560,973

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Quarter Ended

	May 3,	May 4,
	2003	2002

Net sales	$656,388	$603,220
Cost of sales and occupancy expense	420,548	392,080

Gross profit	235,840	211,140
Selling, general, and administrative expense	194,594	173,199
Store pre-opening costs	1,753	1,684

Operating income	39,493	36,257
Interest expense	5,071	5,084
Other (income) and expense, net	(856)	(854)

Income before income taxes and cumulative effect of accounting change	35,278	32,027
Provision for income taxes	14,464	13,131

Income before cumulative effect of accounting change	20,814	18,896
Cumulative effect of accounting change for cooperative advertising allowances, net of income tax of $5,165	—	7,433

Net income	$20,814	$11,463

Basic earnings per common share:
Income before cumulative effect of accounting change	$0.31	$0.29
Cumulative effect of accounting change, net of income tax	—	0.12

Net income	$0.31	$0.17

Diluted earnings per common share:
Income before cumulative effect of accounting change	$0.30	$0.27
Cumulative effect of accounting change, net of income tax	—	0.11

Net income	$0.30	$0.16

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Quarter Ended

	May 3,	May 4,
	2003	2002

Operating activities:
Net income	$20,814	$11,463
Adjustments:
Depreciation	19,854	18,609
Amortization	100	100
Non-cash charge for the cumulative effect of accounting change for cooperative advertising allowances	—	12,598
Other	283	260
Changes in assets and liabilities:
Merchandise inventories	(47,763)	(50,461)
Prepaid expenses and other	(2,935)	1,686
Deferred income taxes and other	297	1,325
Accounts payable	72,180	42,909
Income taxes payable	(12,295)	(31,821)
Accrued liabilities and other	(19,517)	(9,890)

Net change in assets and liabilities	(10,033)	(46,252)

Net cash provided by (used in) operating activities	31,018	(3,222)

Investing activities:
Additions to property and equipment	(13,746)	(38,898)
Net proceeds from sales of property and equipment	5	11

Net cash used in investing activities	(13,741)	(38,887)

Financing activities:
Proceeds from stock options exercised	1,257	9,163
Proceeds from issuance of Common Stock and other	443	346
Repurchase of Common Stock	(25,968)	—
Payment of other long-term liabilities	—	(132)

Net cash (used in) provided by financing activities	(24,268)	9,377

Net decrease in cash and equivalents	(6,991)	(32,732)
Cash and equivalents at beginning of period	218,031	193,025

Cash and equivalents at end of period	$211,040	$160,293

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended May 3, 2003

(Unaudited)

Note 1.	Basis of Presentation

      The consolidated financial statements include the accounts of Michaels Stores, Inc. and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. All expressions of “us,” “we,” “our,” and all similar expressions are references to Michaels Stores, Inc. and our consolidated wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other items, as disclosed) considered necessary for a fair presentation have been included. Because of the seasonal nature of our business, the results of operations for the quarter ended May 3, 2003 are not indicative of the results to be expected for the entire year.

      The balance sheet at February 1, 2003 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

      All references herein to “fiscal 2003” relate to the 52 weeks ending January 31, 2004 and all references to “fiscal 2002” relate to the 52 weeks ended February 1, 2003. In addition, all references herein to “the first quarter of fiscal 2003” relate to the 13 weeks ended May 3, 2003 and all references to “the first quarter of fiscal 2002” relate to the 13 weeks ended May 4, 2002.

Note 2.	Change in Accounting Principle

      In November 2002, the EITF reached consensus on Issue 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor. Issue 02-16 addresses the accounting for cash consideration received by a customer from a vendor (e.g., slotting fees, cooperative advertising payments, buydowns) and rebates or refunds from a vendor that are payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. Issue 02-16 became effective for new arrangements or modifications to existing arrangements entered into after December 31, 2002, although early adoption was permitted. We elected to adopt early, effective February 3, 2002, the provisions of Issue 02-16 in the preparation of our Annual Report on Form 10-K for the fiscal year ended February 1, 2003. Accordingly, in fiscal 2002, we recorded a cumulative effect of accounting change of $12.6 million, $7.4 million net of income tax, for the impact of this adoption on prior fiscal years. The adoption of the provisions of Issue 02-16 resulted in the ongoing deferral of our cooperative advertising allowances into inventory, with the allowances being recognized as the associated inventory is sold. This adoption also resulted in the reclassification of our cooperative advertising payments earned in fiscal 2002 from selling, general, and administrative expense to cost of sales and occupancy expense retroactively as of the beginning of fiscal 2002. Results for the first quarter of fiscal 2002 have been restated to reflect our new accounting policy for cooperative advertising allowances and, as a result, income before cumulative effect of accounting change for the first quarter of fiscal 2002 was reduced by $1.8 million.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Quarter Ended May 3, 2003

(Unaudited)

Note 3.	Earnings per Share

      The following table sets forth the computation of basic and diluted earnings per common share:

	Quarter Ended

	May 3,	May 4,
	2003	2002

	(In thousands,
	except per share data)
Numerator:
Income before cumulative effect of accounting change	$20,814	$18,896
Cumulative effect of accounting change, net of income tax	—	7,433

Net income	$20,814	$11,463

Denominator:
Denominator for basic earnings per common share-weighted average shares	67,082	65,959
Effect of dilutive securities:
Employee stock options	2,071	4,216

Denominator for diluted earnings per common share-weighted average shares adjusted for dilutive securities	69,153	70,175

Basic earnings per common share:
Income before cumulative effect of accounting change	$0.31	$0.29
Cumulative effect of accounting change, net of income tax	—	0.12

Net income	$0.31	$0.17

Diluted earnings per common share:
Income before cumulative effect of accounting change	$0.30	$0.27
Cumulative effect of accounting change, net of income tax	—	0.11

Net income	$0.30	$0.16

      Our purchase and subsequent retirement of 1.0 million shares of our Common Stock in the first quarter of fiscal 2003 reduced the number of weighted average shares outstanding by 408,332 shares for the first quarter of fiscal 2003.

Note 4.	Stock-Based Compensation

      We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related guidance in accounting for our employee stock options. The exercise price of our employee stock options equals the market price of the underlying stock on the date of grant and, as a result, we do not recognize compensation expense for stock option grants.

      Pro forma information regarding net income and earnings per common share, as required by the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, has been determined as if we had accounted for our employee stock options under the fair value method.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Quarter Ended May 3, 2003

(Unaudited)

Note 4.	Stock-Based Compensation (Continued)

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting periods. Our pro forma information is as follows:

	Quarter Ended

	May 3,	May 4,
	2003	2002(1)

	(In thousands,
	except per share data)
Net income, as reported	$20,814	$11,463
Stock-based employee compensation cost:
As if the fair value method were applied, net of income tax	3,244	2,965

Pro forma net income	$17,570	$8,498

Earnings per common share, as reported:
Basic	$0.31	$0.17

Diluted	$0.30	$0.16

Pro forma earnings per common share:
Basic	$0.26	$0.13

Diluted	$0.26	$0.12

Pro forma weighted average shares outstanding:
Basic	67,082	65,959
Diluted	67,290	68,189

(1)	The net income amount for the first quarter of fiscal 2002 includes the cumulative effect of the change in accounting principle, net of income tax, related to cooperative advertising allowances. See Note 2.

Note 5.	Credit Agreement

      Effective May 1, 2001, we signed a $200 million unsecured revolving bank credit facility with Fleet National Bank and other lending institutions, which replaced the previous $100 million unsecured revolving bank credit facility. The Credit Agreement had an original term of three years (with a maturity extension for one additional year available under certain conditions) and contains a $25 million competitive bid feature and a $70 million letter of credit sub-facility. Effective May 21, 2002, pursuant to the terms of the Credit Agreement, our lenders agreed to extend the term of the Credit Agreement from April 30, 2004 to April 30, 2005.

      We are in compliance with all terms and conditions of the Credit Agreement. No borrowings were outstanding under the Credit Agreement as of May 3, 2003 or May 4, 2002, or at any time during the first quarter of fiscal 2003 or 2002. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit Agreement ($26.2 million as of May 3, 2003).

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Quarter Ended May 3, 2003

(Unaudited)

Note 6.	Legal Proceedings

Brown Claim

      On April 17, 2003, Donald Brown, Thomas Lamour, and Sau Yeung, acting on behalf of themselves and the general public, filed a putative class action in the Superior Court of California for the County of Los Angeles against a number of employers, including Aaron Brothers, Inc., a wholly-owned subsidiary of Michaels Stores, Inc. The lawsuit alleges that the defendants violated California Labor Code provisions that prohibit employers from requesting job applicants to disclose prior criminal convictions for specified marijuana-related infractions or participation in certain criminal diversionary programs. We believe these claims are without merit and will vigorously contest them.

Stockholder Class Actions

      On various dates between February 4, 2003 and March 25, 2003, 10 purported class action lawsuits were filed in the United States District Court for the Northern District of Texas, Dallas Division, against Michaels Stores, Inc. and certain of the current and former directors and officers of Michaels. All of these lawsuits have been consolidated. The suits assert various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 related to actions prior to Michaels’ announcement on November 7, 2002, that, among other things, it had revised its outlook for the fourth fiscal quarter of 2002, adjusting downward its guidance for annual earnings per diluted share. The complaints charge that, prior to that announcement, Michaels and certain of the other defendants made misrepresentations and omitted to disclose negative information about the financial condition of Michaels while the individual defendants were selling shares of Michaels common stock. We believe these claims are without merit and will vigorously contest them.

Derivative Claims

      On March 21, 2003, Julie Fathergill filed a purported stockholder derivative action, which is pending in the United States District Court for the Northern District of Texas, Dallas Division. The lawsuit names certain former and current officers and directors, including all of Michaels current directors, as individual defendants and Michaels as a nominal defendant. In this derivative action, the plaintiff makes allegations of fact similar to those made in the purported securities class actions described above. The plaintiff asserts claims against the individual defendants for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. All of these claims are asserted derivatively on behalf of Michaels and the lawsuit states that the relevant time period is August 2002 to present. We believe this claim is also without merit and will vigorously oppose it.

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

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Quarter Ended May 3, 2003

(Unaudited)

Note 6.	Legal Proceedings (Continued)

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

      In May 2003, the Financial Accounting Standards Board issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. We believe the adoption of the provisions of SFAS No. 149 will have no material impact on our operating results or financial position.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation— Transition and Disclosure, as an amendment to SFAS No. 123 and to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Our policy is to account for stock-based employee compensation using the intrinsic value method in accordance with APB Opinion No. 25. Prior to the adoption of the disclosure provisions of SFAS No. 148, we reported the pro forma effect of the fair value method of accounting for stock-based employee compensation under the provisions of SFAS No. 123. We adopted the disclosure provisions of SFAS No. 148 in the preparation of our Annual Report on Form 10-K for the fiscal year ended February 1, 2003. While this adoption does not change our policy of accounting for stock-based employee compensation using the intrinsic value method, we have disclosed our stock-based employee compensation in Note 4 and have revised our presentation format of the pro forma effect of the fair value method of accounting.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, estimates, and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended February 1, 2003. Specific examples of forward-looking statements include, but are not limited to, statements regarding our future cash dividend policy, forecasts of capital expenditures, working capital requirements, and stock repurchases. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2003, and particularly in “Risk Factors,” and in our other Securities and Exchange Commission filings.

      All expressions of “us,” “we,” “our,” and all similar expressions are references to Michaels Stores, Inc. and its consolidated wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

General

      All references herein to “fiscal 2003” relate to the 52 weeks ending January 31, 2004 and all references to “fiscal 2002” relate to the 52 weeks ended February 1, 2003. In addition, all references herein to “the first quarter of fiscal 2003” relate to the 13 weeks ended May 3, 2003 and all references to “the first quarter of fiscal 2002” relate to the 13 weeks ended May 4, 2002.

      The following table sets forth certain of our unaudited operating data (dollar amounts in thousands):

	Quarter Ended

	May 3,	May 4,
	2003	2002

Michaels stores:
Retail stores open at end of period	765	712
Retail stores opened during the period	14	18
Retail stores closed during the period	1	1
Retail stores relocated during the period	5	8
Aaron Brothers stores:
Retail stores open at end of period	153	142
Retail stores opened during the period	5	3
Village Crafts by Michaels stores:
Retail stores open at end of period	7	1
Retail stores opened during the period	4	1
Star Wholesale store:
Wholesale store open at end of period	1	1
Other operating data:
Average inventory per Michaels store	$1,059	$1,005
Comparable store sales increase(1)	2%	5%

(1)	Comparable store sales increase represents the increase in net sales for stores open the same number of months in the indicated period and the comparable period of the previous year, including stores that were relocated or expanded during either period. A store is deemed to become comparable in its 14th full month of operation in order to eliminate grand opening sales distortions. Beginning in fiscal 2003, we began including the effect of deferring the recognition of custom frame sales for orders that have not been picked up by the customer at the end of the period in our comparable store sales calculation. As a result, we have retroactively applied the custom frame sales deferral to our comparable store sales increase for the first quarter of fiscal 2002. There was no change in the comparable store sales increase percentage for the first quarter of fiscal 2002 from the amount previously reported as a result of this adjustment.

Change in Accounting Principle

      In November 2002, the EITF reached consensus on Issue 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor. Issue 02-16 addresses the accounting for cash consideration received by a customer from a vendor (e.g., slotting fees, cooperative advertising payments, buydowns) and rebates or refunds from a vendor that are payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. Issue 02-16 became effective for new arrangements or modifications to existing arrangements entered into after December 31, 2002, although early adoption was permitted. We elected to adopt early, effective February 3, 2002, the provisions of Issue 02-16 in the preparation of our Annual Report on Form 10-K for the fiscal year ended February 1, 2003. Accordingly, in fiscal 2002, we recorded a cumulative effect of accounting change of $12.6 million, $7.4 million net of income tax, for the impact of this adoption on prior fiscal years. The adoption of the provisions of Issue 02-16 resulted in the ongoing deferral of our cooperative advertising allowances into inventory, with the allowances being recognized as the associated inventory is sold. This adoption also resulted in the reclassification of our cooperative advertising payments earned in fiscal 2002 from selling, general, and administrative expense to cost of sales and occupancy expense retroactively as of the beginning of fiscal 2002. Results for the first quarter of fiscal 2002 have been restated to reflect our new accounting policy for cooperative advertising allowances and, as a result, income before cumulative effect of accounting change for the first quarter of fiscal 2002 was reduced by $1.8 million.

Results of Operations

      The following table sets forth the percentage relationship to net sales of each line item of our unaudited consolidated statements of income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes, contained herein.

	Quarter Ended

	May 3,	May 4,
	2003	2002

Net sales	100.0%	100.0%
Cost of sales and occupancy expense	64.1	65.0

Gross profit	35.9	35.0
Selling, general, and administrative expense	29.6	28.7
Store pre-opening costs	0.3	0.3

Operating income	6.0	6.0
Interest expense	0.7	0.8
Other (income) and expense, net	(0.1)	(0.1)

Income before income taxes and cumulative effect of accounting change	5.4	5.3
Provision for income taxes	2.2	2.2

Income before cumulative effect of accounting change	3.2	3.1
Cumulative effect of accounting change for cooperative advertising allowances, net of income tax	—	1.2

Net income	3.2%	1.9%

Quarter Ended May 3, 2003 Compared to the Quarter Ended May 4, 2002

      Net sales for the first quarter of fiscal 2003 increased $53.2 million, or 9%, over the first quarter of fiscal 2002. At the end of the first quarter of fiscal 2003, we operated 765 Michaels, 153 Aaron Brothers, and seven Village Crafts by Michaels retail stores. The results for the first quarter of fiscal 2003 included sales from 60 Michaels, 15 Aaron Brothers, and six Village Crafts by Michaels retail stores that were opened during the 12-month period ended May 3, 2003, more than offsetting lost sales from the closure of seven Michaels and four Aaron Brothers stores. Sales at the new stores (net of closures) during the first quarter of fiscal 2003 accounted for $39.8 million of the increase in net sales. Comparable store sales increased 2% in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002, which contributed $13.4 million to the net sales increase. The improvement in comparable store sales was due to a strong performance in our core categories of spring seasonal, ribbon, general crafts, custom framing, kids’ crafts, and ready-made frames. Our ability to continue to generate comparable store sales increases is dependent, in part, on our ability to continue to maintain store in-stock positions on the top-selling items, to properly allocate merchandise to our stores, to be successful in our sales promotion efforts, to anticipate customer demand and trends in the arts and crafts industry, and to respond to competitors’ activities.

      Cost of sales and occupancy expense, as a percentage of net sales, for the first quarter of fiscal 2003 was 64.1%, a decrease of 0.9% compared to the first quarter of fiscal 2002. This decrease was primarily attributable to improved promotional merchandise gross margins compared to the first quarter of fiscal 2002.

      Selling, general, and administrative expense was $194.6 million, or 29.6% of net sales, in the first quarter of fiscal 2003 compared with $173.2 million, or 28.7% of net sales, in the first quarter of fiscal 2002. This increase as a percentage of net sales was primarily the result of increased employee benefit insurance costs and an increase in advertising printing and distribution costs. In addition, inventory counting service fees increased from the first quarter of fiscal 2002 to the first quarter of fiscal 2003 in connection with the rollout of our perpetual inventory and automated merchandise replenishment systems. These fees will be higher in the second and fourth quarters of fiscal 2003 compared to fiscal 2002 as we complete this chain-wide rollout.

      We expense all store pre-opening costs as incurred. Store pre-opening costs remained relatively constant as a percentage of net sales from the first quarter of fiscal 2002 to the first quarter of fiscal 2003. In the first quarter of fiscal 2003, we opened or relocated 23 Michaels and five Aaron Brothers stores compared to 27 Michaels and three Aaron Brothers stores opened or relocated in the first quarter of fiscal 2002.

      Operating income increased 9% to $39.5 million, or 6.0% of net sales, in the first quarter of fiscal 2003 from $36.3 million, or 6.0% of net sales, in the first quarter of fiscal 2002.

      Interest expense was $5.1 million, or 0.7% of net sales, in the first quarter of fiscal 2003 and $5.1 million, or 0.8% of net sales in the first quarter of fiscal 2002. This decrease, as a percentage of net sales, was primarily due to the leveraging of interest expense on higher net sales in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002.

      The effective tax rate was 41% for both the first quarter of fiscal 2003 and the first quarter of fiscal 2002.

      In the fourth quarter of fiscal 2002, in connection with the adoption of the provisions of EITF Issue 02-16, we changed our accounting policy with respect to recording cooperative advertising allowances effective retroactively as of the beginning of fiscal 2002. As result, we recorded a non-cash charge of $7.4 million, net of income tax, in the first quarter of fiscal 2002 for the cumulative effect of the change on fiscal years prior to fiscal 2002.

      Net income for the first quarter of fiscal 2003 was $20.8 million, or $0.30 per diluted share, compared to $11.5 million, or $0.16 per diluted share, for the first quarter of fiscal 2002. Income before cumulative effect of accounting change for the first quarter of fiscal 2002 was $18.9 million, or $0.27 per diluted share.

Liquidity and Capital Resources

Changes in Cash and Equivalents

      Cash flow provided by operating activities during the first quarter of fiscal 2003 was $31.0 million, compared to cash used in operating activities of $3.2 million during the first quarter of fiscal 2002. The increase in cash from operating activities of $34.2 million in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 was primarily attributable to an increase in the net change in merchandise inventories and accounts payable of $32.0 million and a decrease in the change in income taxes payable and accrued liabilities of $9.9 million. These increases in cash from operating activities were partially offset by a decrease in the net change in prepaid expenses of $4.6 million. Inventories per Michaels store increased 5.4% from May 4, 2002 to May 3, 2003. We anticipate average inventory per Michaels store at the end of fiscal 2003 will remain consistent with average inventory per Michaels store of $1.018 million we reported at the end of fiscal 2002.

      Cash flow used in investing activities in the first quarter of fiscal 2003 was $13.7 million compared to $38.9 million in the first quarter of fiscal 2002. In the first quarter of fiscal 2003, we incurred capital expenditures related to the opening of 18 Michaels and five Aaron Brothers stores and the relocation of five Michaels stores. In the first quarter of fiscal 2002, we incurred capital expenditures related to the completion of our new Hazleton, Pennsylvania distribution center, the expansion of our Lancaster, California distribution center, the opening of 19 Michaels and three Aaron Brothers stores, and the relocation of eight Michaels stores.

      The following table sets forth capital expenditures for the first quarter of fiscal 2003 and the first quarter of fiscal 2002 (unaudited):

	Quarter Ended

	May 3,	May 4,
	2003	2002

	(In thousands)
New and relocated stores and stores not yet opened	$4,134	$10,337
Existing stores	3,542	1,913
Distribution system expansion	931	23,410
Information systems	3,552	1,647
Corporate and other	1,587	1,591

	$13,746	$38,898

      We anticipate capital expenditures for fiscal 2003 to total approximately $161.1 million. In fiscal 2003, we plan to open approximately 55 Michaels and 10 Aaron Brothers stores and relocate 20 Michaels stores. In addition, we have begun construction of a new distribution facility located in the Chicago, Illinois area, which we anticipate will be completed in fiscal 2004 and will replace our Lexington, Kentucky distribution center.

      Cash flow used in financing activities was $24.3 million during the first quarter of fiscal 2003 compared to cash provided by financing activities of $9.4 million during the first quarter of fiscal 2002. This decrease in cash from financing activities was primarily due to repurchases of 1.0 million shares of our Common Stock for approximately $26.0 million. In addition, proceeds from the exercise of stock options decreased to $1.3 million for approximately 81,000 shares of our Common Stock in the first quarter of fiscal 2003 from $9.2 million for approximately 592,000 shares of our Common Stock in the first quarter of fiscal 2002.

Bank Credit Facility

      Effective May 1, 2001, we signed a $200 million unsecured revolving bank credit facility with Fleet National Bank and other lending institutions, which replaced the previous $100 million unsecured revolving bank credit facility. The Credit Agreement had an original term of three years (with a maturity extension for one additional year available under certain conditions) and contains a $25 million competitive bid feature and a $70 million letter of credit sub-facility. Effective May 21, 2002, pursuant to the terms of the Credit Agreement, our lenders agreed to extend the term of the Credit Agreement from April 30, 2004 to April 30, 2005.

      We are in compliance with all terms and conditions of the Credit Agreement. No borrowings were outstanding under the Credit Agreement as of May 3, 2003 or May 4, 2002, or at any time during the first quarter of fiscal 2003 or 2002. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit Agreement ($26.2 million as of May 3, 2003).

Equity

      On December 5, 2000, our Board of Directors authorized the repurchase of 2.0 million shares of our outstanding Common Stock. During fiscal 2002, we repurchased and subsequently retired 392,100 shares of our Common Stock under the 2000 repurchase plan at an average cost of $32.70 per share. In the first quarter of fiscal 2003, we repurchased and subsequently retired 557,900 shares of our Common Stock at an average cost of $26.05 per share under the 2000 repurchase plan. As of April 1, 2003, we had repurchased and retired a total of 2.0 million shares under the 2000 purchase plan at an average cost of $22.25 per share and, as a result, we have used the entire fixed portion of the authority originally provided in the 2000 repurchase plan. The 2000 repurchase plan also provides that the proceeds of the exercise of options under our 2001 General Stock Option Plan may be used to repurchase shares under the 2000 repurchase plan and that the maximum number of shares authorized to be repurchased under the 2000 repurchase plan will be increased to the extent necessary to so use the proceeds from such option exercises. As of May 3, 2003, no repurchases from proceeds of stock option exercises under the 2001 General Stock Option Plan had been made since no options outstanding under the 2001 General Stock Option Plan had been exercised as of that date. On September 11, 2002, our Board of Directors also authorized the repurchase of up to 1.0 million shares of our outstanding Common Stock in addition to shares available for repurchase under the 2000 repurchase plan. In the first quarter of fiscal 2003, we repurchased and subsequently retired 442,100 shares of our Common Stock under the 2002 repurchase plan at an average cost of $25.87 per share. As of May 3, 2003, we have 557,900 shares of our Common Stock available for repurchase under the 2002 repurchase plan. Under the agreements governing our outstanding indebtedness, we can only repurchase shares of our Common Stock if we maintain or comply with specified financial ratios and other covenants. We may also be restricted by regulations of the Securities and Exchange Commission from making future repurchases during certain time periods.

General

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

Recent Accounting Pronouncements

      In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. We believe the adoption of the provisions of SFAS No. 149 will have no material impact on our operating results or financial position.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, as an amendment to SFAS No. 123 and to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Our policy is to account for stock-based employee compensation using the intrinsic value method in accordance with APB Opinion No. 25. Prior to the adoption of the disclosure provisions of SFAS No. 148, we reported the pro forma effect of the fair value method of accounting for stock-based employee compensation under the provisions of SFAS No. 123. We adopted the disclosure provisions of SFAS No. 148 in the preparation of our Annual Report on Form 10-K for the fiscal year ended February 1, 2003. While this adoption does not change our policy of accounting for stock-based employee compensation using the intrinsic value method, we have disclosed our stock-based employee compensation in Note 4 of Notes to Consolidated Financial Statements and have revised our presentation format of the pro forma effect of the fair value method of accounting.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

      We have market risk exposure arising from changes in interest rates. The interest rates on the Credit Agreement are repriced frequently, at market prices, which would result in carrying amounts that approximate fair value. We had no borrowings outstanding under the Credit Agreement at May 3, 2003. In July 2001, we issued $200 million of the Senior Notes due 2009 with a fixed interest rate of 9 1/4%. In August 2001, we used a portion of the proceeds from the Senior Notes due 2009 to redeem the Senior

Notes due 2006. Generally, the fair market value of our fixed interest rate long-term debt will increase as interest rates fall and decrease as interest rates rise. Our market risk is described in more detail in our Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

Item 4.	Controls and Procedures.

      We maintain a set of disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934). Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President—Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Executive Vice President—Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Brown Claim

      On April 17, 2003, Donald Brown, Thomas Lamour, and Sau Yeung, acting on behalf of themselves and the general public, filed a putative class action in the Superior Court of California for the County of Los Angeles against a number of employers, including Aaron Brothers, Inc., a wholly-owned subsidiary of Michaels Stores, Inc. The lawsuit alleges that the defendants violated California Labor Code provisions that prohibit employers from requesting job applicants to disclose prior criminal convictions for specified marijuana-related infractions or participation in certain criminal diversionary programs. We believe these claims are without merit and will vigorously contest them.

Stockholder Class Actions

      On various dates between February 4, 2003 and March 25, 2003, 10 purported class action lawsuits were filed in the United States District Court for the Northern District of Texas, Dallas Division, against Michaels Stores, Inc. and certain of the current and former directors and officers of Michaels. All of these lawsuits have been consolidated. The suits assert various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 related to actions prior to Michaels’ announcement on November 7, 2002, that, among other things, it had revised its outlook for the fourth fiscal quarter of 2002, adjusting downward its guidance for annual earnings per diluted share. The complaints charge that, prior to that announcement, Michaels and certain of the other defendants made misrepresentations and omitted to disclose negative information about the financial condition of Michaels while the individual defendants were selling shares of Michaels common stock. We believe these claims are without merit and will vigorously contest them.

Derivative Claims

      On March 21, 2003, Julie Fathergill filed a purported stockholder derivative action, which is pending in the United States District Court for the Northern District of Texas, Dallas Division. The lawsuit names certain former and current officers and directors, including all of Michaels current directors, as individual defendants and Michaels as a nominal defendant. In this derivative action, the plaintiff makes allegations of fact similar to those made in the purported securities class actions described above. The plaintiff asserts claims against the individual defendants for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. All of these claims are asserted derivatively on behalf of Michaels and the lawsuit states that the relevant time period is August 2002 to present. We believe this claim is also without merit and will vigorously oppose it.

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

           None.

MICHAELS STORES, INC.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAELS STORES, INC.

By:	/s/ JEFFREY N. BOYER

Jeffrey N. Boyer
Executive Vice President— Chief Financial Officer (Principal Financial Officer)

Dated: June 12, 2003

CERTIFICATIONS

      I, R. Michael Rouleau, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Michaels Stores, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 12, 2003	/s/ R. MICHAEL ROULEAU ----------------------------------------------------------- R. Michael Rouleau President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

      I, Jeffrey N. Boyer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Michaels Stores, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 12, 2003	/s/ JEFFREY N. BOYER ----------------------------------------------------------- Jeffrey N. Boyer Executive Vice President— Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

99.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).