Form 10-Q
period 2003-08-02
MICHAELS STORES INC
filed 2003-09-11
CIK 740670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2003

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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒          No ☐

      Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Shares Outstanding as of
Title	September 4, 2003

Common Stock, par value $.10 per share	67,002,513

MICHAELS STORES, INC.

FORM 10-Q

Part I—FINANCIAL INFORMATION

MICHAELS STORES, INC.

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	August 2,	February 1,
	2003	2003

	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$137,201	$218,031
Merchandise inventories	988,276	809,418
Prepaid expenses and other	24,084	18,639
Deferred and prepaid income taxes	20,946	20,352

Total current assets	1,170,507	1,066,440

Property and equipment, at cost	754,699	716,299
Less accumulated depreciation	(385,712)	(348,602)

	368,987	367,697

Goodwill	115,839	115,839
Other assets	13,172	10,997

	129,011	126,836

Total assets	$1,668,505	$1,560,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$209,911	$94,764
Accrued liabilities and other	167,325	181,867
Income taxes payable	—	22,823

Total current liabilities	377,236	299,454

9 1/4% Senior Notes due 2009	200,000	200,000
Deferred income taxes	21,514	21,511
Other long-term liabilities	32,625	27,981

Total long-term liabilities	254,139	249,492

	631,375	548,946

Commitments and contingencies
Stockholders’ equity:
Common Stock, $0.10 par value, 150,000,000 shares authorized; shares issued and outstanding of 66,821,014 at August 2, 2003 and 67,466,612 at February 1, 2003	6,682	6,747
Additional paid-in capital	487,406	504,792
Retained earnings	543,042	500,488

Total stockholders’ equity	1,037,130	1,012,027

Total liabilities and stockholders’ equity	$1,668,505	$1,560,973

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Net sales	$616,516	$576,580	$1,272,904	$1,179,800
Cost of sales and occupancy expense	382,788	359,682	803,336	751,762

Gross profit	233,728	216,898	469,568	428,038
Selling, general, and administrative expense	186,673	174,303	381,267	347,502
Store pre-opening costs	1,590	2,123	3,343	3,807

Operating income	45,465	40,472	84,958	76,729
Interest expense	5,065	5,145	10,136	10,229
Other (income) and expense, net	(722)	(429)	(1,578)	(1,283)

Income before income taxes and cumulative effect of accounting change	41,122	35,756	76,400	67,783
Provision for income taxes	16,860	14,660	31,324	27,791

Income before cumulative effect of accounting change	24,262	21,096	45,076	39,992
Cumulative effect of accounting change for cooperative advertising allowances, net of income tax of $5,165	—	—	—	7,433

Net income	$24,262	$21,096	$45,076	$32,559

Basic earnings per common share:
Income before cumulative effect of accounting change	$0.36	$0.32	$0.67	$0.60
Cumulative effect of accounting change, net of income tax	—	—	—	0.11

Net income	$0.36	$0.32	$0.67	$0.49

Diluted earnings per common share:
Income before cumulative effect of accounting change	$0.35	$0.30	$0.65	$0.57
Cumulative effect of accounting change, net of income tax	—	—	—	0.11

Net income	$0.35	$0.30	$0.65	$0.46

Cash dividends per share	$0.10	$—	$0.10	$—

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	August 2,	August 3,
	2003	2002

Operating activities:
Net income	$45,076	$32,559
Adjustments:
Depreciation	40,464	39,291
Amortization	200	201
Non-cash charge for the cumulative effect of accounting change for cooperative advertising allowances	—	12,598
Other	561	538
Changes in assets and liabilities:
Merchandise inventories	(178,858)	(241,761)
Prepaid expenses and other	(5,445)	1,617
Deferred income taxes and other	1,835	2,740
Accounts payable	115,147	82,558
Income taxes payable	(21,438)	(43,369)
Accrued liabilities and other	(11,397)	(11,853)

Net change in assets and liabilities	(100,156)	(210,068)

Net cash used in operating activities	(13,855)	(124,881)

Investing activities:
Additions to property and equipment	(40,880)	(71,362)
Net proceeds from sales of property and equipment	13	14

Net cash used in investing activities	(40,867)	(71,348)

Financing activities:
Proceeds from stock options exercised	5,469	11,581
Proceeds from issuance of Common Stock and other	1,069	772
Net borrowings under the Credit Agreement	—	20,400
Repurchase of Common Stock	(25,968)	(12,821)
Cash dividend paid to stockholders	(6,678)	—
Payment of other long-term liabilities	—	(200)

Net cash (used in) provided by financing activities	(26,108)	19,732

Net decrease in cash and equivalents	(80,830)	(176,497)
Cash and equivalents at beginning of period	218,031	193,025

Cash and equivalents at end of period	$137,201	$16,528

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended August 2, 2003

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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other items, as disclosed) considered necessary for a fair presentation have been included. Because of the seasonal nature of our business, the results of operations for the quarter and six months ended August 2, 2003 are not indicative of the results to be expected for the entire year.

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

      All references herein to “fiscal 2003” relate to the 52 weeks ending January 31, 2004 and all references to “fiscal 2002” relate to the 52 weeks ended February 1, 2003. In addition, all references herein to “the second quarter of fiscal 2003” and “the first six months of fiscal 2003” relate to the 13 and 26 weeks ended August 2, 2003, respectively, and all references to “the second quarter of fiscal 2002” and “the first six months of fiscal 2002” relate to the 13 and 26 weeks ended August 3, 2002, respectively.

Note 2.	Change in Accounting Principle

      In November 2002, the EITF reached consensus on Issue 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor. Issue 02-16 addresses the accounting for cash consideration received by a customer from a vendor (e.g., slotting fees, cooperative advertising payments, buydowns) and rebates or refunds from a vendor that are payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. Issue 02-16 became effective for new arrangements or modifications to existing arrangements entered into after December 31, 2002, although early adoption was permitted. We elected to adopt early, effective February 3, 2002, the provisions of Issue 02-16 in the preparation of our Annual Report on Form 10-K for the fiscal year ended February 1, 2003. Accordingly, in fiscal 2002, we recorded a cumulative effect of accounting change of $12.6 million, $7.4 million net of income tax, for the impact of this adoption on prior fiscal years. The adoption of the provisions of Issue 02-16 resulted in the ongoing deferral of our cooperative advertising allowances into inventory, with the allowances being recognized as the associated inventory is sold. This adoption also resulted in the reclassification of our cooperative advertising payments earned in fiscal 2002 from selling, general, and administrative expense to cost of sales and occupancy expense retroactively as of the beginning of fiscal 2002. Results for the second quarter and first six months of fiscal 2002 have been restated to reflect our new accounting policy for cooperative advertising allowances and, as a result, income before cumulative effect of accounting change for the second quarter and first six months of fiscal 2002 was reduced by $358,000 and $2.1 million, respectively.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Six Months Ended August 2, 2003

(Unaudited)

Note 3.	Earnings per Share

      The following table sets forth the computation of basic and diluted earnings per common share:

	Quarter Ended		Six Months Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002(1)

	(In thousands, except per share data)
Numerator:
Income before cumulative effect of accounting change	$24,262	$21,096	$45,076	$39,992
Cumulative effect of accounting change, net of income tax	—	—	—	7,433

Net income	$24,262	$21,096	$45,076	$32,559

Denominator:
Denominator for basic earnings per common share-weighted average shares	66,673	66,355	66,878	66,157
Effect of dilutive securities:
Employee stock options	3,210	4,236	2,640	4,226

Denominator for diluted earnings per common share-weighted average shares adjusted for dilutive securities	69,883	70,591	69,518	70,383

Basic earnings per common share:
Income before cumulative effect of accounting change	$0.36	$0.32	$0.67	$0.60
Cumulative effect of accounting change, net of income tax	—	—	—	0.11

Net income	$0.36	$0.32	$0.67	$0.49

Diluted earnings per common share:
Income before cumulative effect of accounting change	$0.35	$0.30	$0.65	$0.57
Cumulative effect of accounting change, net of income tax	—	—	—	0.11

Net income	$0.35	$0.30	$0.65	$0.46

      Our purchase and subsequent retirement of 1.0 million shares of our Common Stock in the first quarter of fiscal 2003 reduced the number of weighted average shares outstanding by 1.0 million and 704,166 shares for the second quarter and first six months of fiscal 2003, respectively.

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

For the Six Months Ended August 2, 2003

(Unaudited)

Note 4.	Stock-Based Compensation (Continued)

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting periods. Our pro forma information is as follows:

	Quarter Ended		Six Months Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002(1)

	(In thousands, except per share data)
Net income, as reported	$24,262	$21,096	$45,076	$32,559
Stock-based employee compensation cost:
As if the fair value method were applied, net of income tax	3,397	3,080	6,641	6,045

Pro forma net income	$20,865	$18,016	$38,435	$26,514

Earnings per common share, as reported:
Basic	$0.36	$0.32	$0.67	$0.49

Diluted	$0.35	$0.30	$0.65	$0.46

Pro forma earnings per common share:
Basic	$0.31	$0.27	$0.57	$0.40

Diluted	$0.31	$0.26	$0.57	$0.39

Pro forma weighted average shares outstanding:
Basic	66,673	66,355	66,878	66,157
Diluted	68,239	68,679	67,942	68,437

(1)	The net income amount for the first six months of fiscal 2002 includes the cumulative effect of the change in accounting principle, net of income tax, related to cooperative advertising allowances. See Note 2.

Note 5.	Credit Agreement

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

      We are in compliance with all terms and conditions of the Credit Agreement. No borrowings were outstanding under the Credit Agreement as of August 2, 2003 or at any time during the first six months of fiscal 2003. Borrowings outstanding under the Credit Agreement were $20.4 million as of August 3, 2002. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit Agreement ($26.2 million as of August 2, 2003).

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Six Months Ended August 2, 2003

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

Derivative Claims

      On March 21, 2003, Julie Fathergill filed a purported stockholder derivative action, which is pending in the 192nd District Court for Dallas County, Texas. The lawsuit names certain former and current officers and directors, including all of Michaels current directors, as individual defendants and Michaels as a nominal defendant. In this derivative action, the plaintiff makes allegations of fact similar to those made in the purported securities class actions described above. The plaintiff asserts claims against the individual defendants for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. All of these claims are asserted derivatively on behalf of Michaels. We believe this claim is also without merit and will vigorously oppose it.

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

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Six Months Ended August 2, 2003

(Unaudited)

Note 6.	Legal Proceedings (Continued)

Ontario Superior Court of Justice and alleges that the defendants violated employment standards legislation in Ontario and other provinces and territories of Canada by failing to pay overtime compensation as required by that legislation. The Cotton claim also alleges that this conduct was in breach of the contracts of employment of those individuals. The Cotton claim seeks a declaration that the defendants have acted in breach of applicable legislation, payment to current and former employees for overtime, damages for breach of contract, punitive, aggravated and exemplary damages, interest, and costs. We believe we have certain meritorious defenses and intend to defend this lawsuit vigorously.

General

      We are a defendant from time to time in lawsuits incidental to our business. Based on currently available information, we believe that resolution of all known contingencies is uncertain. There can be no assurance that future costs of such litigation would not be material to our financial position or results of operations.

Note 7.	Recent Accounting Pronouncements

      In May 2003, the Financial Accounting Standards Board issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of the provisions of SFAS No. 149 had no material impact on our operating results or financial position.

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

General

      All references herein to “fiscal 2003” relate to the 52 weeks ending January 31, 2004 and all references to “fiscal 2002” relate to the 52 weeks ended February 1, 2003. In addition, all references herein to “the second quarter of fiscal 2003” and “the first six months of fiscal 2003” relate to the 13 and 26 weeks ended August 2, 2003, respectively, and all references to “the second quarter of fiscal 2002” and “the first six months of fiscal 2002” relate to the 13 and 26 weeks ended August 3, 2002, respectively.

      The following table sets forth certain of our unaudited operating data (dollar amounts in thousands):

	Quarter Ended		Six Months Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Michaels stores:
Retail stores open at end of period	773	728	773	728
Retail stores opened during the period	8	18	22	36
Retail stores closed during the period	—	2	1	3
Retail stores relocated during the period	4	1	9	9
Aaron Brothers stores:
Retail stores open at end of period	157	147	157	147
Retail stores opened during the period	4	7	9	10
Retail stores closed during the period	—	2	—	2
Retail stores relocated during the period	—	1	—	1
Village Crafts by Michaels stores:
Retail stores open at end of period	8	1	8	1
Retail stores opened during the period	1	—	5	1
ReCollections store:
Retail store open at end of period	1	—	1	—
Retail store opened during the period	1	—	1	—
Star Wholesale store:
Wholesale store open at end of period	1	1	1	1
Other operating data:
Average inventory per Michaels store(1)	$1,208	$1,240	$1,208	$1,240
Comparable store sales increase(2)	1%	9%	2%	7%

(1)	Average inventory per Michaels store calculation includes Michaels and Village Crafts by Michaels stores, but excludes Aaron Brothers, ReCollections, and Star Wholesale stores.

(2)	Comparable store sales increase represents the increase in net sales for stores open the same number of months in the indicated period and the comparable period of the previous year, including stores that were relocated or expanded during either period. A store is deemed to become comparable in its 14th full month of operation in order to eliminate grand opening sales distortions. Beginning in fiscal 2003, we began including the effect of deferring the recognition of custom frame sales for orders that have not been picked up by the customer at the end of the period in our comparable store sales calculation. As a result, we have retroactively applied the custom frame sales deferral to our comparable store sales increase for the second quarter and first six months of fiscal 2002. There was no change in the comparable store sales increase percentage for the second quarter and first six months of fiscal 2002 from the amount previously reported as a result of this adjustment.

Change in Accounting Principle

      In November 2002, the EITF reached consensus on Issue 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor. Issue 02-16 addresses the accounting for cash consideration received by a customer from a vendor (e.g., slotting fees, cooperative advertising payments, buydowns) and rebates or refunds from a vendor that are payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. Issue 02-16 became effective for new arrangements or modifications to existing arrangements entered into after December 31, 2002, although early adoption was permitted. We elected to adopt early, effective February 3, 2002, the provisions of Issue 02-16 in the preparation of our Annual Report on Form 10-K for the fiscal year ended February 1, 2003. Accordingly, in fiscal 2002, we recorded a cumulative effect of accounting change of $12.6 million, $7.4 million net of income tax, for the impact of this adoption on prior fiscal years. The adoption of the provisions of Issue 02-16 resulted in the ongoing deferral of our cooperative advertising allowances into inventory, with the allowances being recognized as the associated inventory is sold. This adoption also resulted in the reclassification of our cooperative advertising payments earned in fiscal 2002 from selling, general, and administrative expense to cost of sales and occupancy expense retroactively as of the beginning of fiscal 2002. Results for the second quarter and first six months of fiscal 2002 have been restated to reflect our new accounting policy for cooperative advertising allowances and, as a result, income before cumulative effect of accounting change for the second quarter and first six months of fiscal 2002 was reduced by $358,000 and $2.1 million, respectively.

Results of Operations

      The following table sets forth the percentage relationship to net sales of each line item of our unaudited consolidated statements of income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes, contained herein.

	Quarter Ended		Six Months Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	62.1	62.4	63.1	63.7

Gross profit	37.9	37.6	36.9	36.3
Selling, general, and administrative expense	30.3	30.2	30.0	29.5
Store pre-opening costs	0.2	0.4	0.2	0.3

Operating income	7.4	7.0	6.7	6.5
Interest expense	0.8	0.9	0.8	0.9
Other (income) and expense, net	(0.1)	(0.1)	(0.1)	(0.1)

Income before income taxes and cumulative effect of accounting change	6.7	6.2	6.0	5.7
Provision for income taxes	2.8	2.5	2.5	2.3

Income before cumulative effect of accounting change	3.9	3.7	3.5	3.4
Cumulative effect of accounting change for cooperative advertising allowances, net of income tax	—	—	—	0.6

Net income	3.9%	3.7%	3.5%	2.8%

Quarter Ended August 2, 2003 Compared to the Quarter Ended August 3, 2002

      Net sales for the second quarter of fiscal 2003 increased $39.9 million, or 7%, over the second quarter of fiscal 2002. At the end of the second quarter of fiscal 2003, we operated 773 Michaels, 157 Aaron Brothers, eight Village Crafts by Michaels, and one ReCollections retail store. The results for the second quarter of fiscal 2003 included sales from 50 Michaels, 12 Aaron Brothers, and seven Village Crafts by Michaels, and one ReCollections retail stores that were opened during the 12-month period ended August 2, 2003, more than offsetting lost sales from the closure of five Michaels and two Aaron Brothers stores. Sales at the new stores (net of closures) during the second quarter of fiscal 2003 accounted for $33.4 million of the increase in net sales. Comparable store sales increased 1% in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002, which contributed $6.5 million to the net sales increase. The improvement in comparable store sales was due to a strong performance in our core categories of Summer seasonal, general crafts, books, ribbon, and kids’ crafts. Our ability to continue to generate comparable store sales increases is dependent, in part, on our ability to continue to maintain store in-stock positions on the top-selling items, to properly allocate merchandise to our stores, to be successful in our sales promotion efforts, to anticipate customer demand and trends in the arts and crafts industry, and to respond to competitors’ activities.

      Cost of sales and occupancy expense, as a percentage of net sales, for the second quarter of fiscal 2003 was 62.1%, a decrease of 0.3% compared to the second quarter of fiscal 2003. This decrease was primarily attributable to improved merchandise margins, partially offset by increased store occupancy costs.

      Selling, general, and administrative expense was $186.7 million, or 30.3% of net sales, in the second quarter of fiscal 2003 compared with $174.3 million, or 30.2% of net sales, in the second quarter of fiscal 2002. This increase, as a percentage of net sales, was primarily the result of higher store employee benefits and workers compensation costs. In addition, inventory counting service fees increased from the second quarter of fiscal 2002 to the second quarter of fiscal 2003 in connection with the rollout of our perpetual inventory and automated merchandise replenishment systems. These increases were largely offset by leveraging in advertising, store compensation, corporate general and administrative, and depreciation expenses as a result of higher net sales in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002.

      We expense all store pre-opening costs as incurred. Store pre-opening costs were $1.6 million, or 0.2% of net sales, in the second quarter of fiscal 2003 compared to $2.1 million, or 0.4% of net sales, in the second quarter of fiscal 2002. In the second quarter of fiscal 2003, we opened or relocated 12 Michaels, four Aaron Brothers, one Village Crafts by Michaels, and one ReCollections store compared to 19 Michaels and eight Aaron Brothers stores opened or relocated in the second quarter of fiscal 2002.

      Operating income increased 12% to $45.5 million, or 7.4% of net sales, in the second quarter of fiscal 2003 from $40.5 million, or 7.0% of net sales, in the second quarter of fiscal 2002.

      Interest expense was $5.1 million, or 0.8% of net sales, in the second quarter of fiscal 2003 and $5.1 million, or 0.9% of net sales in the second quarter of fiscal 2002. This decrease, as a percentage of net sales, was primarily due to the leveraging of interest expense on higher net sales in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002.

      The effective tax rate was 41% for both the second quarter of fiscal 2003 and the second quarter of fiscal 2002.

      Net income for the second quarter of fiscal 2003 was $24.3 million, or $0.35 per diluted share, compared to $21.1 million, or $0.30 per diluted share, for the second quarter of fiscal 2002.

First Six Months Ended August 2, 2003 Compared to the First Six Months Ended August 3, 2002

      Net sales for the first six months of fiscal 2003 increased $93.1 million, or 8%, over the first six months of fiscal 2002. Sales at the new stores (net of closures) during the first six months of fiscal 2003 accounted for $73.3 million of the increase in net sales. Comparable store sales increased 2% in the first six months of fiscal 2003 compared to the first six months of fiscal 2002, which contributed $19.8 million to the net sales increase. The improvement in comparable store sales was due to a strong performance in our core categories of Summer and Spring seasonal, general crafts, ribbon, custom framing, and kids’ crafts.

      Cost of sales and occupancy expense, as a percentage of net sales, for the first six months of fiscal 2003 was 63.1%, a decrease of 0.6% compared to the first six months of fiscal 2002. This decrease was primarily attributable to improved merchandise margins, partially offset by increased store occupancy costs.

      Selling, general, and administrative expense was $381.3 million, or 30.0% of net sales, in the first six months of fiscal 2003 compared with $347.5 million, or 29.5% of net sales, in the first six months of fiscal 2002. This increase, as a percentage of net sales, was primarily the result of higher store employee benefits, workers compensation, and advertising costs. In addition, inventory counting service fees increased from the first six months of fiscal 2002 to the first six months of fiscal 2003 in connection with the rollout of our perpetual inventory and automated merchandise replenishment systems. These fees will also be higher in the fourth quarter of fiscal 2003 compared to fiscal 2002 as we complete this chain-wide rollout. These increases were partially offset by decreases in store compensation and corporate general and administrative costs as a percentage of net sales from the first six months of fiscal 2002 to the first six months of fiscal 2003.

      Store pre-opening costs were $3.3 million, or 0.2% of net sales, in the first six months of fiscal 2003 compared to $3.8 million, or 0.3% of net sales, in the first six months of fiscal 2002. In the first six months of fiscal 2003, we opened or relocated 31 Michaels, nine Aaron Brothers, five Village Crafts by Michaels, and one ReCollections store compared to 45 Michaels and 11 Aaron Brothers stores opened or relocated in the first six months of fiscal 2002.

      Operating income increased 11% to $85.0 million, or 6.7% of net sales, in the first six months of fiscal 2003 from $76.7 million, or 6.5% of net sales, in the first six months of fiscal 2002.

      Interest expense was $10.1 million, or 0.8% of net sales, in the first six months of fiscal 2003 and $10.2 million, or 0.9% of net sales in the first six months of fiscal 2002. This decrease, as a percentage of net sales, was primarily due to the leveraging of interest expense on higher net sales in the first six months of fiscal 2003 compared to the first six months of fiscal 2002.

      The effective tax rate was 41% for both the first six months of fiscal 2003 and the first six months of fiscal 2002.

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

      Net income for the first six months of fiscal 2003 was $45.1 million, or $0.65 per diluted share, compared to $32.6 million, or $0.46 per diluted share, for the first six months of fiscal 2002. Income before cumulative effect of accounting change for the first six months of fiscal 2002 was $40.0 million, or $0.57 per diluted share.

Liquidity and Capital Resources

Changes in Cash and Equivalents

      Cash flow used in operating activities during the first six months of fiscal 2003 was $13.9 million compared to $124.9 million during the first six months of fiscal 2002. The decrease in cash used in operating activities of $111.0 million in the first six months of fiscal 2003 compared to the first six months of fiscal 2002 was primarily attributable to a decrease in the net change in merchandise inventories and accounts payable of $95.5 million and a decrease in the change in income taxes payable and accrued liabilities of $22.4 million. These decreases were primarily a result of the timing of inventory purchases and related payments and the payment of income taxes and other obligations. Inventories per Michaels store decreased 2.5% from August 3, 2002 to August 2, 2003. We anticipate average inventory per Michaels store at the end of fiscal 2003 will remain consistent with average inventory per Michaels store of $1.018 million we reported at the end of fiscal 2002.

      Cash flow used in investing activities in the first six months of fiscal 2003 was $40.9 million compared to $71.3 million in the first six months of fiscal 2002. In the first six months of fiscal 2003, we incurred capital expenditures related to the construction of our new Illinois distribution center, the opening of 22 Michaels, nine Aaron Brothers, five Village Crafts by Michaels, and one ReCollections store and the relocation of nine Michaels stores. In the first six months of fiscal 2002, we incurred capital expenditures related to the completion of our Hazleton, Pennsylvania distribution center, the expansion of our Lancaster, California distribution center, the opening of 36 Michaels, 10 Aaron Brothers, and one Village Crafts by Michaels store, and the relocation of nine Michaels stores.

      The following table sets forth capital expenditures for the first six months of fiscal 2003 and the first six months of fiscal 2002 (unaudited):

	Six Months Ended

	August 2,	August 3,
	2003	2002

	(In thousands)
New and relocated stores and stores not yet opened	$16,861	$21,865
Existing stores	8,936	12,676
Distribution system expansion	5,126	24,652
Information systems	6,752	9,156
Corporate and other	3,205	3,013

	$40,880	$71,362

      We anticipate capital expenditures for fiscal 2003 to total approximately $125.0 million. In fiscal 2003, we plan to open approximately 55 Michaels and 10 Aaron Brothers stores and relocate 20 Michaels stores. In the first quarter of fiscal 2003, we entered into an agreement to purchase our Illinois distribution center once construction is completed. The estimated purchase price is $28.9 million. We plan to execute a sale/leaseback transaction for the distribution center in conjunction with the purchase of the property. We anticipate our Illinois distribution center will be operational in fiscal 2004 and will replace our Lexington, Kentucky distribution center.

      Cash flow used in financing activities was $26.1 million during the first six months of fiscal 2003 compared to cash provided by financing activities of $19.7 million during the first six months of fiscal 2002. This decrease in cash from financing activities was primarily due to net borrowings under the Credit Agreement in the first six months of fiscal 2002 of $20.4 million, an increase of $13.1 million in the repurchases of our Common Stock from the first six months of fiscal 2002 to the first six months of fiscal 2003, and the payment of a cash dividend to stockholders totaling $6.7 million in the second quarter of fiscal 2003. In addition, proceeds from the exercise of stock options decreased to $5.5 million for approximately 311,000 shares of our Common Stock in the first six months of fiscal 2003 from $11.6 million for approximately 751,000 shares of our Common Stock in the first six months of fiscal 2002.

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

      We are in compliance with all terms and conditions of the Credit Agreement. No borrowings were outstanding under the Credit Agreement as of August 2, 2003 or at any time during the first six months of fiscal 2003. Borrowings outstanding under the Credit Agreement were $20.4 million as of August 3, 2002. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit Agreement ($26.2 million as of August 2, 2003).

Equity

      On June 18, 2003, our Board of Directors authorized the repurchase of up to 1.0 million shares of our outstanding Common Stock in addition to shares available for repurchase under the 2000 and 2002 repurchase plans. The following table sets forth information regarding our Common Stock repurchase plans as of August 2, 2003:

	Shares			Shares
	Authorized for	Shares		Available for
	Repurchase	Repurchased		Repurchase

December 5, 2000 repurchase plan	2,000,000 (1)	(2,000,000	)(2)	— (1)
September 11, 2002 repurchase plan	1,000,000	(442,100	)(3)	557,900
June 18, 2003 repurchase plan	1,000,000	—		1,000,000

	4,000,000	(2,442,100)		1,557,900

(1)	On December 5, 2000, our Board of Directors authorized the purchase of up to 2.0 million shares of our outstanding Common Stock. By later resolutions, our Board of Directors provided that proceeds of the exercise of options under our 2001 General Stock Option Plan may be used to repurchase shares under the 2000 repurchase plan and that the maximum number of shares authorized to be repurchased under the 2000 repurchase plan may be increased to the extent necessary to so use the proceeds from such option exercises.

(2)	During fiscal 2002, we repurchased and subsequently retired 392,100 shares of our Common Stock under the 2000 repurchase plan at an average cost of $32.70 per share. In the first quarter of fiscal 2003, we repurchased and subsequently retired 557,900 shares of our Common Stock at an average cost of $26.05 per share under the 2000 repurchase plan. As of April 1, 2003, we had repurchased and retired a total of 2.0 million shares under the 2000 repurchase plan at an average cost of $22.25 per share and, as a result, we have used the entire fixed portion of the authority originally provided in the 2000 repurchase plan. As of August 2, 2003, no repurchases from proceeds of stock option exercises under the 2001 General Stock Option Plan had been made since no options outstanding under the 2001 General Stock Option Plan had been exercised as of that date.

(3)	In the first quarter of fiscal 2003, we repurchased and subsequently retired 442,100 shares of our Common Stock under the 2002 repurchase plan at an average cost of $25.87 per share.

      Under the agreements governing our outstanding indebtedness, we can only repurchase shares of our Common Stock if we maintain or comply with specified financial ratios and other covenants. We may also be restricted by regulations of the Securities and Exchange Commission from making future repurchases during certain time periods.

General

      We believe that our available cash, funds generated by operating activities, funds available under the Credit Agreement, and proceeds from the exercise of stock options will be sufficient to fund planned capital expenditures, working capital requirements, and any anticipated dividend payments or stock repurchases for the foreseeable future.

Recent Accounting Pronouncements

      In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of the provisions of SFAS No. 149 had no material impact on our operating results or financial position.

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

      We have market risk exposure arising from changes in interest rates. The interest rates on the Credit Agreement are repriced frequently, at market prices, which would result in carrying amounts that approximate fair value. We had no borrowings outstanding under the Credit Agreement at August 2, 2003. In July 2001, we issued $200 million of the Senior Notes due 2009 with a fixed interest rate of 9 1/4%. Generally, the fair market value of our fixed interest rate long-term debt will increase as interest rates fall and decrease as interest rates rise. Our market risk is described in more detail in our Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

      We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934). An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President— Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Executive Vice President— Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Change in Internal Control Over Financial Reporting

      There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Securities Act of 1934) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MICHAELS STORES, INC.

Part II— OTHER INFORMATION

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

Derivative Claims

      On March 21, 2003, Julie Fathergill filed a purported stockholder derivative action, which is pending in the 192nd District Court for Dallas County, Texas. The lawsuit names certain former and current officers and directors, including all of Michaels current directors, as individual defendants and Michaels as a nominal defendant. In this derivative action, the plaintiff makes allegations of fact similar to those made in the purported securities class actions described above. The plaintiff asserts claims against the individual defendants for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. All of these claims are asserted derivatively on behalf of Michaels. We believe this claim is also without merit and will vigorously oppose it.

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

Cotton Claim

      On December 20, 2002, James Cotton, a former store manager of Michaels of Canada, ULC, our wholly-owned subsidiary, and Suzette Kennedy, a former assistant manager of Michaels of Canada, commenced a proposed class proceeding against Michaels of Canada and Michaels Stores, Inc. on behalf of themselves and current and former employees employed in Canada. The Cotton claim was filed in the Ontario Superior Court of Justice and alleges that the defendants violated employment standards legislation in Ontario and other provinces and territories of Canada by failing to pay overtime compensation as required by that legislation. The Cotton claim also alleges that this conduct was in breach of the contracts of employment of those individuals. The Cotton claim seeks a declaration that the defendants have acted in breach of applicable legislation, payment to current and former employees for overtime, damages for breach of contract, punitive, aggravated and exemplary damages, interest, and costs. We believe we have certain meritorious defenses and intend to defend this lawsuit vigorously.

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

      Our 2003 Annual Meeting of Stockholders was held on June 19, 2003. The following item of business, as proposed in the Proxy Statement dated May 6, 2003, was presented to the stockholders:

Election of Directors

      The six director nominees, information with respect to which was set forth in the Proxy Statement under the caption titled “Proposal for Election of Directors,” were elected. The vote with respect to the election of these directors was as follows:

		Total Vote
	Total Vote	Withheld
	for Each	for Each		Broker
	Director	Director	Abstentions	Non-Votes

Charles J. Wyly, Jr.	63,375,230	594,433	—	—
Sam Wyly	63,369,463	600,200	—	—
Richard E. Hanlon	63,086,981	882,682	—	—
Richard C. Marcus	62,713,945	1,255,718	—	—
Liz Minyard	62,713,672	1,255,991	—	—
Cece Smith	63,512,694	456,969	—	—

      Each elected director will serve until the next annual meeting of stockholders and until his or her successor is duly elected and qualified or until the earlier of his or her resignation, death, or removal.

Item 6.	Exhibits and Reports on Form 8-K.

      (a) Exhibits:

10.1	Michaels Stores, Inc. Amended and Restated 1997 Stock Option Plan (previously filed as Exhibit 99.1 to Form 8-K, filed by Registrant on July 24, 2003, SEC File No. 001-09338).
10.2	Michaels Stores, Inc. Amended and Restated 2001 General Stock Option Plan (previously filed as Exhibit 99.2 to Form 8-K, filed by Registrant on July 24, 2003, SEC File No. 001-09338).
10.3	Michaels Stores, Inc. Second Amended and Restated 2001 Employee Stock Option Plan (previously filed as Exhibit 99.3 to Form 8-K, filed by Registrant on July 24, 2003, SEC File No. 001-09338).
10.4	Michaels Stores, Inc. Deferred Compensation Plan, as amended and restated effective as of July 18, 2003 (previously filed as Exhibit 99.4 to Form 8-K, filed by Registrant on July 24, 2003, SEC File No. 001-09338).
31.1	Certifications of R. Michael Rouleau pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

      (b) Reports on Form 8-K filed during the quarter ended August 2, 2003:

1.	Report on Form 8-K, dated and filed with the Securities and Exchange Commission on May 8, 2003, reporting Items 7 and 9 (pursuant to Item 12).
2.	Report on Form 8-K, dated and filed with the Securities and Exchange Commission on May 29, 2003, reporting Items 7 and 9 (pursuant to Item 12).
3.	Report on Form 8-K, dated and filed with the Securities and Exchange Commission on June 19, 2003, reporting Items 5 and 7.
4.	Report on Form 8-K, dated and filed with the Securities and Exchange Commission on July 24, 2003, reporting Items 5 and 7.

MICHAELS STORES, INC.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAELS STORES, INC.

By:	/s/ Jeffrey N. Boyer

Jeffrey N. Boyer
Executive Vice President— Chief Financial Officer (Principal Financial Officer)

Dated: September 11, 2003

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

10.1	Michaels Stores, Inc. Amended and Restated 1997 Stock Option Plan (previously filed as Exhibit 99.1 to Form 8-K, filed by Registrant on July 24, 2003, SEC File No. 001-09338).
10.2	Michaels Stores, Inc. Amended and Restated 2001 General Stock Option Plan (previously filed as Exhibit 99.2 to Form 8-K, filed by Registrant on July 24, 2003, SEC File No. 001-09338).
10.3	Michaels Stores, Inc. Second Amended and Restated 2001 Employee Stock Option Plan (previously filed as Exhibit 99.3 to Form 8-K, filed by Registrant on July 24, 2003, SEC File No. 001-09338).
10.4	Michaels Stores, Inc. Deferred Compensation Plan, as amended and restated effective as of July 18, 2003 (previously filed as Exhibit 99.4 to Form 8-K, filed by Registrant on July 24, 2003, SEC File No. 001-09338).
31.1	Certifications of R. Michael Rouleau pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).