Form 10-Q
period 2003-11-01
MICHAELS STORES INC
filed 2003-12-16
CIK 740670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2003

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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒          No ☐

      Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Shares Outstanding as of
Title	December 4, 2003

Common Stock, par value $.10 per share	67,830,642

MICHAELS STORES, INC.

FORM 10-Q

Part I—FINANCIAL INFORMATION

MICHAELS STORES, INC.

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	November 1,	February 1,
	2003	2003

		(Note 1)
ASSETS
Current assets:
Cash and equivalents	$105,477	$218,031
Merchandise inventories	1,103,527	809,418
Prepaid expenses and other	28,979	18,639
Deferred and prepaid income taxes	20,380	20,352

Total current assets	1,258,363	1,066,440

Property and equipment, at cost	779,440	716,299
Less accumulated depreciation	(402,628)	(348,602)

	376,812	367,697

Goodwill	115,839	115,839
Other assets	13,603	10,997

	129,442	126,836

Total assets	$1,764,617	$1,560,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$220,349	$94,764
Accrued liabilities and other	189,976	181,867
Income taxes payable	3,916	22,823

Total current liabilities	414,241	299,454

9 1/4% Senior Notes due 2009	200,000	200,000
Deferred income taxes	21,515	21,511
Other long-term liabilities	34,004	27,981

Total long-term liabilities	255,519	249,492

	669,760	548,946

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.10 par value, 2,000,000 shares authorized; none issued	—	—
Common Stock, $0.10 par value, 150,000,000 shares authorized; shares issued and outstanding of 67,777,804 at November 1, 2003 and 67,466,612 at February 1, 2003	6,778	6,747
Additional paid-in capital	510,188	504,792
Retained earnings	577,891	500,488

Total stockholders’ equity	1,094,857	1,012,027

Total liabilities and stockholders’ equity	$1,764,617	$1,560,973

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

Net sales	$755,246	$704,613	$2,028,150	$1,884,413
Cost of sales and occupancy expense	479,471	435,973	1,282,807	1,187,735

Gross profit	275,775	268,640	745,343	696,678
Selling, general, and administrative expense	208,474	204,527	589,741	552,029
Store pre-opening costs	3,702	3,546	7,045	7,353

Operating income	63,599	60,567	148,557	137,296
Interest expense	5,049	5,668	15,185	15,897
Other (income) and expense, net	77	73	(1,501)	(1,210)

Income before income taxes and cumulative effect of accounting change	58,473	54,826	134,873	122,609
Provision for income taxes	20,265	22,478	51,589	50,269

Income before cumulative effect of accounting change	38,208	32,348	83,284	72,340
Cumulative effect of accounting change for cooperative advertising allowances, net of income tax of $5,165	—	—	—	7,433

Net income	$38,208	$32,348	$83,284	$64,907

Basic earnings per common share:
Income before cumulative effect of accounting change	$0.57	$0.48	$1.24	$1.09
Cumulative effect of accounting change, net of income tax	—	—	—	0.11

Net income	$0.57	$0.48	$1.24	$0.98

Diluted earnings per common share:
Income before cumulative effect of accounting change	$0.54	$0.46	$1.19	$1.02
Cumulative effect of accounting change, net of income tax	—	—	—	0.10

Net income	$0.54	$0.46	$1.19	$0.92

Cash dividends per share	$0.10	$—	$0.20	$—

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	November 1,	November 2,
	2003	2002

Operating activities:
Net income	$83,284	$64,907
Adjustments:
Depreciation	61,632	59,047
Amortization	299	301
Non-cash charge for the cumulative effect of accounting change for cooperative advertising allowances	—	12,598
Other	844	821
Changes in assets and liabilities:
Merchandise inventories	(294,109)	(364,026)
Prepaid expenses and other	(10,340)	(521)
Deferred income taxes and other	2,435	4,535
Accounts payable	125,585	65,148
Income taxes payable	(6,432)	(36,715)
Accrued liabilities and other	14,036	21,707

Net change in assets and liabilities	(168,825)	(309,872)

Net cash used in operating activities	(22,766)	(172,198)

Investing activities:
Additions to property and equipment	(69,333)	(88,826)
Net proceeds from sales of property and equipment	31	14

Net cash used in investing activities	(69,302)	(88,812)

Financing activities:
Proceeds from stock options exercised	28,556	34,407
Proceeds from issuance of Common Stock and other	1,766	1,473
Net borrowings under the Credit Agreement	—	90,000
Repurchase of Common Stock	(37,369)	(12,821)
Cash dividends paid to stockholders	(13,439)	—
Payment of other long-term liabilities	—	(200)

Net cash (used in) provided by financing activities	(20,486)	112,859

Net decrease in cash and equivalents	(112,554)	(148,151)
Cash and equivalents at beginning of period	218,031	193,025

Cash and equivalents at end of period	$105,477	$44,874

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended November 1, 2003

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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other items, as disclosed) considered necessary for a fair presentation have been included. Because of the seasonal nature of our business, the results of operations for the quarter and nine months ended November 1, 2003 are not indicative of the results to be expected for the entire year.

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

      All references herein to “fiscal 2003” relate to the 52 weeks ending January 31, 2004 and all references to “fiscal 2002” relate to the 52 weeks ended February 1, 2003. In addition, all references herein to “the third quarter of fiscal 2003” and “the first nine months of fiscal 2003” relate to the 13 and 39 weeks ended November 1, 2003, respectively, and all references to “the third quarter of fiscal 2002” and “the first nine months of fiscal 2002” relate to the 13 and 39 weeks ended November 2, 2002, respectively.

Note 2.	Change in Effective Income Tax Rate

      During the third quarter of fiscal 2003, we resolved certain tax issues pending with the Internal Revenue Service. As a result, our effective tax rate for fiscal 2003 is expected to be 38.25%. In the first two quarters of fiscal 2003, we recorded our tax liability at an effective tax rate of 41%. In the third quarter of fiscal 2003, we recorded our tax liability at an effective tax rate of 34.7%, which adjusted the effective tax rate for the first nine months of fiscal 2003 to 38.25%. Our effective tax rate for the third quarter and first nine months of fiscal 2002 was 41%.

Note 3.	Change in Accounting Principle

      In November 2002, the EITF reached consensus on Issue 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor. Issue 02-16 addresses the accounting for cash consideration received by a customer from a vendor (e.g., slotting fees, cooperative advertising payments, buydowns) and rebates or refunds from a vendor that are payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. Issue 02-16 became effective for new arrangements or modifications to existing arrangements entered into after December 31, 2002, although early adoption was permitted. We elected to adopt early, effective February 3, 2002, the provisions of Issue 02-16 in the preparation of our Annual Report on

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Nine Months Ended November 1, 2003

(Unaudited)

Form 10-K for the fiscal year ended February 1, 2003. Accordingly, in fiscal 2002, we recorded a cumulative effect of accounting change of $12.6 million, $7.4 million net of income tax, for the impact of this adoption on prior fiscal years. The adoption of the provisions of Issue 02-16 resulted in the ongoing deferral of our cooperative advertising allowances into inventory, with the allowances being recognized as the associated inventory is sold. This adoption also resulted in the reclassification of our cooperative advertising payments earned in fiscal 2002 from selling, general, and administrative expense to cost of sales and occupancy expense retroactively as of the beginning of fiscal 2002. Results for the third quarter and first nine months of fiscal 2002 have been restated to reflect our new accounting policy for cooperative advertising allowances and, as a result, income before cumulative effect of accounting change for the third quarter and first nine months of fiscal 2002 was reduced by $645,000 and $2.8 million, respectively.

Note 4.	Earnings per Share

      The following table sets forth the computation of basic and diluted earnings per common share:

	Quarter Ended		Nine Months Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

	(In thousands, except per share data)
Numerator:
Income before cumulative effect of accounting change	$38,208	$32,348	$83,284	$72,340
Cumulative effect of accounting change, net of income tax	—	—	—	7,433

Net income	$38,208	$32,348	$83,284	$64,907

Denominator:
Denominator for basic earnings per common share- weighted average shares	67,311	66,830	67,022	66,381
Effect of dilutive securities:
Employee stock options	3,538	4,240	2,940	4,231

Denominator for diluted earnings per common share-weighted average shares adjusted for dilutive securities	70,849	71,070	69,962	70,612

Basic earnings per common share:
Income before cumulative effect of accounting change	$0.57	$0.48	$1.24	$1.09
Cumulative effect of accounting change, net of income tax	—	—	—	0.11

Net income	$0.57	$0.48	$1.24	$0.98

Diluted earnings per common share:
Income before cumulative effect of accounting change	$0.54	$0.46	$1.19	$1.02
Cumulative effect of accounting change, net of income tax	—	—	—	0.10

Net income	$0.54	$0.46	$1.19	$0.92

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Nine Months Ended November 1, 2003

(Unaudited)

Note 4.	Earnings per Share (Continued)

      Our purchase and subsequent retirement of 1.0 million and 264,900 shares of our Common Stock in the first and third quarters of fiscal 2003, respectively, reduced the number of weighted average shares outstanding by 1.1 million and 829,000 shares for the third quarter and first nine months of fiscal 2003, respectively.

Note 5.	Stock-Based Compensation

      We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related guidance in accounting for our employee stock options. The exercise price of our employee stock options equals the market price of the underlying stock on the date of grant and, as a result, we do not recognize compensation expense for stock option grants.

      Pro forma information regarding net income and earnings per common share, as required by the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, has been determined as if we had accounted for our employee stock options under the fair value method.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting periods. Our pro forma information is as follows:

	Quarter Ended		Nine Months Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002(1)

	(In thousands, except per share data)
Net income, as reported	$38,208	$32,348	$83,284	$64,907
Stock-based employee compensation cost:
As if the fair value method were applied, net of income tax	5,081	4,078	11,722	10,123

Pro forma net income	$33,127	$28,270	$71,562	$54,784

Earnings per common share, as reported:
Basic	$0.57	$0.48	$1.24	$0.98

Diluted	$0.54	$0.46	$1.19	$0.92

Pro forma earnings per common share:
Basic	$0.49	$0.42	$1.07	$0.83

Diluted	$0.48	$0.41	$1.05	$0.80

Pro forma weighted average shares outstanding:
Basic	67,311	66,830	67,022	66,381
Diluted	68,998	69,071	68,184	68,563

(1)	The net income amount for the first nine months of fiscal 2002 includes the cumulative effect of the change in accounting principle, net of income tax, related to cooperative advertising allowances. See Note 2.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Nine Months Ended November 1, 2003

(Unaudited)

Note 6.	Credit Agreement

      Effective May 1, 2001, we signed a $200 million unsecured revolving bank credit facility with Fleet National Bank and other lending institutions. The Credit Agreement had an original term of three years (with a maturity extension for one additional year available under certain conditions) and contains a $25 million competitive bid feature and a $70 million letter of credit sub-facility. Effective May 21, 2002, pursuant to the terms of the Credit Agreement, our lenders agreed to extend the term of the Credit Agreement from April 30, 2004 to April 30, 2005.

      We are in compliance with all terms and conditions of the Credit Agreement. No borrowings were outstanding under the Credit Agreement as of November 1, 2003 or at any time during the first nine months of fiscal 2003. Borrowings outstanding under the Credit Agreement were $90.0 million as of November 2, 2002. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit Agreement ($26.2 million as of November 1, 2003).

Note 7.	Legal Proceedings

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

Stockholder Class Actions

      On various dates between February 4, 2003 and March 25, 2003, 10 purported class action lawsuits were filed in the United States District Court for the Northern District of Texas, Dallas Division, against Michaels Stores, Inc. and certain of the current and former directors and officers of Michaels. All of these lawsuits have been consolidated. The suits assert various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 related to actions prior to Michaels’ announcement on November 7, 2002, that, among other things, it had revised its outlook for the fourth fiscal quarter of 2002, adjusting downward its guidance for annual earnings per diluted share. The complaints charge that, prior to that announcement, Michaels and certain of the other defendants made misrepresentations and failed to disclose negative information about the financial condition of Michaels while the individual defendants were selling shares of Michaels common stock. We believe these claims are without merit and will vigorously contest them.

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

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Nine Months Ended November 1, 2003

(Unaudited)

Note 7.	Legal Proceedings (Continued)

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

      On September 11, 2003, Leo J. Dutil filed a purported stockholder derivative action, which is pending in the United States District Court for the Northern District of Texas, Dallas Division. The lawsuit names certain former and current officers and directors as individual defendants and Michaels as a nominal defendant. In this derivative action, the plaintiff makes allegations of fact similar to those made in the purported stockholder class actions and the Fathergill derivative lawsuit described above. The plaintiff asserts claims against the individual defendants for breach of fiduciary duty, misappropriation of confidential information, and contribution and indemnification. All of these claims are asserted derivatively on behalf of Michaels. We believe this claim is also without merit and will vigorously oppose it.

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

Note 8.	Recent Accounting Pronouncements

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

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Nine Months Ended November 1, 2003

(Unaudited)

Note 8.	Recent Accounting Pronouncements (Continued)

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

General

      All references herein to “fiscal 2003” relate to the 52 weeks ending January 31, 2004 and all references to “fiscal 2002” relate to the 52 weeks ended February 1, 2003. In addition, all references herein to “the third quarter of fiscal 2003” and “the first nine months of fiscal 2003” relate to the 13 and 39 weeks ended November 1, 2003, respectively, and all references to “the third quarter of fiscal 2002” and “the first nine months of fiscal 2002” relate to the 13 and 39 weeks ended November 2, 2002, respectively.

      The following table sets forth certain of our unaudited operating data (dollar amounts in thousands):

	Quarter Ended		Nine Months Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

Michaels stores:
Retail stores open at end of period	798	756	798	756
Retail stores opened during the period	25	28	47	64
Retail stores closed during the period	—	—	1	3
Retail stores relocated during the period	7	9	16	18
Aaron Brothers stores:
Retail stores open at end of period	158	148	158	148
Retail stores opened during the period	1	2	10	12
Retail stores closed during the period	—	1	—	3
Retail stores relocated during the period	—	—	—	1
Village Crafts by Michaels stores:
Retail stores open at end of period	11	3	11	3
Retail stores opened during the period	3	2	8	3
ReCollections stores:
Retail stores open at end of period	2	—	2	—
Retail stores opened during the period	1	—	2	—
Star Wholesale stores:
Wholesale stores open at end of period	2	1	2	1
Wholesale stores opened during the period	1	—	1	—
Other operating data:
Average inventory per Michaels store(1)	$1,313	$1,351	$1,313	$1,351
Comparable store sales increase(2)	2%	6%	2%	7%

(1)	Average inventory per Michaels store calculation includes Michaels and Village Crafts by Michaels stores, but excludes Aaron Brothers, ReCollections, and Star Wholesale stores.

(2)	Comparable store sales increase represents the increase in net sales for stores open the same number of months in the indicated period and the comparable period of the previous year, including stores that were relocated or expanded during either period. A store is deemed to become comparable in its 14th full month of operation in order to eliminate grand opening sales distortions. Beginning in fiscal 2003, we began including the effect of deferring the recognition of custom frame sales for orders that have not been picked up by the customer at the end of the period in our comparable store sales calculation. As a result, we have retroactively applied the custom frame sales deferral to our comparable store sales increase for the third quarter and first nine months of fiscal 2002. There was no change in the comparable store sales increase percentage for the third quarter and first nine months of fiscal 2002 from the amount previously reported as a result of this adjustment.

Change in Accounting Principle

      In November 2002, the EITF reached consensus on Issue 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor. Issue 02-16 addresses the accounting for cash consideration received by a customer from a vendor (e.g., slotting fees, cooperative advertising payments, buydowns) and rebates or refunds from a vendor that are payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. Issue 02-16 became effective for new arrangements or modifications to existing arrangements entered into after December 31, 2002, although early adoption was permitted. We elected to adopt early, effective February 3, 2002, the provisions of Issue 02-16 in the preparation of our Annual Report on Form 10-K for the fiscal year ended February 1, 2003. Accordingly, in fiscal 2002, we recorded a cumulative effect of accounting change of $12.6 million, $7.4 million net of income tax, for the impact of this adoption on prior fiscal years. The adoption of the provisions of Issue 02-16 resulted in the ongoing deferral of our cooperative advertising allowances into inventory, with the allowances being recognized as the associated inventory is sold. This adoption also resulted in the reclassification of our cooperative advertising payments earned in fiscal 2002 from selling, general, and administrative expense to cost of sales and occupancy expense retroactively as of the beginning of fiscal 2002. Results for the third quarter and first nine months of fiscal 2002 have been restated to reflect our new accounting policy for cooperative advertising allowances and, as a result, income before cumulative effect of accounting change for the third quarter and first nine months of fiscal 2002 was reduced by $645,000 and $2.8 million, respectively.

Results of Operations

      The following table sets forth the percentage relationship to net sales of each line item of our unaudited consolidated statements of income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes, contained herein.

	Quarter Ended		Nine Months Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	63.5	61.9	63.3	63.0

Gross profit	36.5	38.1	36.7	37.0
Selling, general, and administrative expense	27.6	29.0	29.1	29.3
Store pre-opening costs	0.5	0.5	0.3	0.4

Operating income	8.4	8.6	7.3	7.3
Interest expense	0.6	0.8	0.7	0.9
Other (income) and expense, net	0.0	0.0	(0.1)	(0.1)

Income before income taxes and cumulative effect of accounting change	7.8	7.8	6.7	6.5
Provision for income taxes	2.7	3.2	2.6	2.7

Income before cumulative effect of accounting change	5.1	4.6	4.1	3.8
Cumulative effect of accounting change for cooperative advertising allowances, net of income tax	—	—	—	0.4

Net income	5.1%	4.6%	4.1%	3.4%

Quarter Ended November 1, 2003 Compared to the Quarter Ended November 2, 2002

      Net sales for the third quarter of fiscal 2003 increased $50.6 million, or 7%, over the third quarter of fiscal 2002. At the end of the third quarter of fiscal 2003, we operated 798 Michaels, 158 Aaron Brothers, 11 Village Crafts by Michaels, two ReCollections, and two Star Wholesale stores. The results for the third quarter of fiscal 2003 included sales from 47 Michaels, 11 Aaron Brothers, eight Village Crafts by Michaels, two ReCollections, and one Star Wholesale store that were opened during the 12-month period ended November 1, 2003, more than offsetting lost sales from the closure of five Michaels and one Aaron Brothers store. Sales at the new stores (net of closures) during the third quarter of fiscal 2003 accounted for $38.7 million of the increase in net sales. Comparable store sales increased 2% in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002, which contributed $11.9 million to the net sales increase. Comparable store sales growth was strongest in our apparel crafts, seasonal, framing, kids’ crafts, and art categories. Customer traffic was essentially flat in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. Average ticket increased approximately 2%, driven primarily by favorable pricing /product mix trends and a strengthening of the Canadian dollar (contributing 66 basis points), partially offset by higher clearance sales levels. Our ability to continue to generate comparable store sales increases is dependent, in part, on our ability to continue to maintain store in-stock positions on the top-

selling items, to properly allocate merchandise to our stores, to be successful in our sales promotion efforts, to anticipate customer demand and trends in the arts and crafts industry, and to respond to competitors’ activities.

      Cost of sales and occupancy expense, as a percentage of net sales, for the third quarter of fiscal 2003 was 63.5%, an increase of 1.6% compared to the third quarter of fiscal 2002. This increase was primarily attributable to lower merchandise margins as a result of accelerated markdowns in the third quarter of fiscal 2003 on fall and Halloween seasonal products as well as specific products in categories that will be discontinued in connection with our fiscal 2004 planogram resets. In addition, distribution costs recognized in the third quarter of fiscal 2003 were higher, as a percentage of net sales, than in the third quarter of fiscal 2002 as a result of the timing of merchandise receipts and shipments within our distribution network. These increases were partially offset by a decrease in store occupancy costs as a percentage of net sales.

      Selling, general, and administrative expense was $208.5 million, or 27.6% of net sales, in the third quarter of fiscal 2003 compared with $204.5 million, or 29.0% of net sales, in the third quarter of fiscal 2002. This decrease, as a percentage of net sales, was primarily the result of lower store compensation costs and a leveraging of corporate general and administrative costs.

      We expense all store pre-opening costs as incurred. Store pre-opening costs were $3.7 million, or 0.5% of net sales, in the third quarter of fiscal 2003 compared to $3.5 million, or 0.5% of net sales, in the third quarter of fiscal 2002. In the third quarter of fiscal 2003, we opened or relocated 32 Michaels, one Aaron Brothers, three Village Crafts by Michaels, one ReCollections, and one Star Wholesale store compared to 37 Michaels, two Aaron Brothers, and two Village Crafts by Michaels stores opened or relocated in the third quarter of fiscal 2002.

      Operating income increased 5% to $63.6 million, or 8.4% of net sales, in the third quarter of fiscal 2003 from $60.6 million, or 8.6% of net sales, in the third quarter of fiscal 2002.

      Interest expense was $5.0 million, or 0.6% of net sales, in the third quarter of fiscal 2003 and $5.7 million, or 0.8% of net sales in the third quarter of fiscal 2002. This decrease was primarily due to decreased interest expense on borrowings under the Credit Agreement. There were no borrowings outstanding under the Credit Agreement at any time during the third quarter of fiscal 2003 compared with average borrowings of $93.5 million outstanding for the entire third quarter of fiscal 2002.

      The effective tax rate was 34.7% for the third quarter of fiscal 2003 and 41% for the third quarter of fiscal 2002. The effective tax rate was reduced from 41% to 34.7% in the third quarter of fiscal 2003 due to the resolution of certain tax issues pending with the Internal Revenue Service. The effective tax rate for fiscal 2003 is expected to be 38.25%.

      Net income for the third quarter of fiscal 2003 was $38.2 million, or $0.54 per diluted share, compared to $32.3 million, or $0.46 per diluted share, for the third quarter of fiscal 2002.

First Nine Months Ended November 1, 2003 Compared to the First Nine Months Ended November 2, 2002

      Net sales for the first nine months of fiscal 2003 increased $143.7 million, or 8%, over the first nine months of fiscal 2002. Sales at the new stores (net of closures) during the first nine months of fiscal 2003 accounted for $111.9 million of the increase in net sales. Comparable store sales increased 2% in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002, which contributed $31.8 million to the net sales increase. Comparable store sales growth was strongest in our seasonal, general crafts, ribbon, kids’ crafts, and framing categories. Customer traffic increased approximately 1% in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002. Average ticket increased approximately 1%, driven by favorable pricing/product mix trends and a strengthening of the Canadian dollar (contributing 47 basis points), partially offset by higher clearance sales levels.

      Cost of sales and occupancy expense, as a percentage of net sales, for the first nine months of fiscal 2003 was 63.3%, an increase of 0.3% compared to the first nine months of fiscal 2002. This increase was primarily attributable to lower merchandise margins as a result of the accelerated markdowns in the third quarter of fiscal 2003 related to our fiscal 2004 planogram resets.

      Selling, general, and administrative expense was $589.7 million, or 29.1% of net sales, in the first nine months of fiscal 2003 compared with $552.0 million, or 29.3% of net sales, in the first nine months of fiscal 2002. This decrease, as a percentage of net sales, was primarily the result of lower store compensation costs and a leveraging of corporate general and administrative costs. These decreases were partially offset by increased store employee benefit costs. In addition, inventory counting service fees increased from the first nine months of fiscal 2002 to the first nine months of fiscal 2003 in connection with the rollout of our perpetual inventory and automated merchandise replenishment systems. These fees will also be higher in the fourth quarter of fiscal 2003 compared to fiscal 2002 as we complete this chain-wide rollout.

      Store pre-opening costs were $7.0 million, or 0.3% of net sales, in the first nine months of fiscal 2003 compared to $7.4 million, or 0.4% of net sales, in the first nine months of fiscal 2002. In the first nine months of fiscal 2003, we opened or relocated 63 Michaels, 10 Aaron Brothers, eight Village Crafts by Michaels, two ReCollections, and one Star Wholesale store compared to 82 Michaels, 13 Aaron Brothers, and three Village Crafts by Michaels stores opened or relocated in the first nine months of fiscal 2002.

      Operating income increased 8% to $148.6 million, or 7.3% of net sales, in the first nine months of fiscal 2003 from $137.3 million, or 7.3% of net sales, in the first nine months of fiscal 2002.

      Interest expense was $15.2 million, or 0.7% of net sales, in the first nine months of fiscal 2003 and $15.9 million, or 0.9% of net sales in the first nine months of fiscal 2002. This decrease was primarily due to decreased interest expense on borrowings under the Credit Agreement. There were no borrowings outstanding under the Credit Agreement at any time during the first nine months of fiscal 2003 compared with average borrowings of $89.5 million outstanding for 96 days in the first nine months of fiscal 2002.

      The effective tax rate was 38.25% for the first nine months of fiscal 2003 and 41% for the first nine months of fiscal 2002. The reduction in our fiscal 2003 effective tax rate was primarily due to the resolution of certain tax issues pending with the Internal Revenue Service. The effective tax rate for fiscal 2003 is expected to be 38.25%.

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

      Net income for the first nine months of fiscal 2003 was $83.3 million, or $1.19 per diluted share, compared to $64.9 million, or $0.92 per diluted share, for the first nine months of fiscal 2002. Income before cumulative effect of accounting change for the first nine months of fiscal 2002 was $72.3 million, or $1.02 per diluted share.

Liquidity and Capital Resources

Changes in Cash and Equivalents

      Cash flow used in operating activities during the first nine months of fiscal 2003 was $22.8 million compared to $172.2 million during the first nine months of fiscal 2002. The decrease in cash used in operating activities of $149.4 million in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002 was primarily attributable to a decrease in the change in merchandise inventories, net of accounts payable, totaling $130.4 million, as a result of the timing of inventory purchases and related payments, a decrease in the change in income taxes payable of $30.3 million, and an increase in net income of $18.4 million. Inventories per Michaels store decreased 2.8% from November 2, 2002 to November 1, 2003. As a result of our continuing efforts to improve store in-stock positions, we now anticipate average inventory per Michaels store at the end of fiscal 2003 to increase approximately 2% from the average inventory per Michaels store of $1.018 million we reported at the end of fiscal 2002.

      Cash flow used in investing activities in the first nine months of fiscal 2003 was $69.3 million compared to $88.8 million in the first nine months of fiscal 2002. In the first nine months of fiscal 2003, we incurred capital expenditures related to the construction of our new Illinois distribution center, the opening of 47 Michaels, 10 Aaron Brothers, eight Village Crafts by Michaels, two ReCollections, and one Star Wholesale store and the relocation of 16 Michaels stores. In the first nine months of fiscal 2002, we incurred capital expenditures related to the completion of our Hazleton, Pennsylvania distribution center, the expansion of our Lancaster, California distribution center, the opening of 64 Michaels, 12 Aaron Brothers, and three Village Crafts by Michaels stores, and the relocation of 18 Michaels and one Aaron Brothers store.

      The following table sets forth capital expenditures for the first nine months of fiscal 2003 and the first nine months of fiscal 2002 (unaudited):

	Nine Months Ended

	November 1,	November 2,
	2003	2002

	(In thousands)
New and relocated stores and stores not yet opened	$29,052	$37,531
Existing stores	15,527	17,934
Distribution system expansion	11,737	14,929
Information systems	9,360	14,042
Corporate and other	3,657	4,390

	$69,333	$88,826

      We anticipate capital expenditures for fiscal 2003 to total approximately $115.0 million. In fiscal 2004, we plan to open approximately 45 Michaels, five Aaron Brothers, 10 ReCollections, and up to two Star Wholesale stores and relocate 30 Michaels stores. In the first quarter of fiscal 2003, we entered into an agreement to purchase our Illinois distribution center once construction is completed. The estimated purchase price is $29.0 million. We plan to execute a sale/leaseback transaction for the distribution center in conjunction with the purchase of the property. We anticipate our Illinois distribution center will be operational in fiscal 2004 and will replace our Lexington, Kentucky distribution center.

      Cash flow used in financing activities was $20.5 million during the first nine months of fiscal 2003 compared to cash provided by financing activities of $112.9 million during the first nine months of fiscal 2002. This decrease in cash from financing activities was primarily due to net borrowings under the Credit Agreement in the first nine months of fiscal 2002 totaling $90.0 million, a $24.5 million increase in the repurchase of our Common Stock from the first nine months of fiscal 2002 to the first nine months of fiscal 2003, and the payment of cash dividends to stockholders totaling $13.4 million in the first nine months of fiscal 2003. In addition, proceeds from the exercise of stock options decreased to $28.6 million for approximately 1.5 million shares of our Common Stock in the first nine months of fiscal 2003 from $34.4 million for approximately 2.1 million shares of our Common Stock in the first nine months of fiscal 2002.

Bank Credit Facility

      Effective May 1, 2001, we signed a $200 million unsecured revolving bank credit facility with Fleet National Bank and other lending institutions. The Credit Agreement had an original term of three years (with a maturity extension for one additional year available under certain conditions) and contains a $25 million competitive bid feature and a $70 million letter of credit sub-facility. Effective May 21, 2002, pursuant to the terms of the Credit Agreement, our lenders agreed to extend the term of the Credit Agreement from April 30, 2004 to April 30, 2005.

      We are in compliance with all terms and conditions of the Credit Agreement. No borrowings were outstanding under the Credit Agreement as of November 1, 2003 or at any time during the first nine months of fiscal 2003. Borrowings outstanding under the Credit Agreement were $90.0 million as of November 2, 2002. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit Agreement ($26.2 million as of November 1, 2003).

Equity

      On June 18, 2003, our Board of Directors authorized the repurchase of up to 1.0 million shares of our outstanding Common Stock in addition to shares available for repurchase under the 2000 and 2002 repurchase plans. The following table sets forth information regarding our Common Stock repurchase plans as of November 1, 2003:

	Shares			Shares
	Authorized for	Shares		Available for
	Repurchase	Repurchased		Repurchase

December 5, 2000 repurchase plan	2,000,000 (1)	(2,000,000	)(2)	— (1)
September 11, 2002 repurchase plan	1,000,000	(707,000	)(3)	293,000
June 18, 2003 repurchase plan	1,000,000	—		1,000,000

	4,000,000	(2,707,000)		1,293,000

(1)	On December 5, 2000, our Board of Directors authorized the purchase of up to 2.0 million shares of our outstanding Common Stock. By later resolutions, our Board of Directors provided that proceeds of the exercise of options under our 2001 General Stock Option Plan may be used to repurchase shares under the 2000 repurchase plan and that the maximum number of shares authorized to be repurchased under the 2000 repurchase plan may be increased to the extent necessary to so use the proceeds from such option exercises.

(2)	During fiscal 2002, we repurchased and subsequently retired 392,100 shares of our Common Stock under the 2000 repurchase plan at an average cost of $32.70 per share. In the first quarter of fiscal 2003, we repurchased and subsequently retired 557,900 shares of our Common Stock at an average cost of $26.05 per share under the 2000 repurchase plan. As of April 1, 2003, we had repurchased and retired a total of 2.0 million shares under the 2000 repurchase plan at an average cost of $22.25 per share and, as a result, we have used the entire fixed portion of the authority originally provided in the 2000 repurchase plan. As of November 1, 2003, no repurchases from proceeds of stock option exercises under the 2001 General Stock Option Plan had been made since no options outstanding under the 2001 General Stock Option Plan had been exercised as of that date.

(3)	In the first quarter of fiscal 2003, we repurchased and subsequently retired 442,100 shares of our Common Stock under the 2002 repurchase plan at an average cost of $25.87 per share. In the third quarter of fiscal 2003, we repurchased and subsequently retired 264,900 shares of our Common Stock under the 2002 repurchase plan at an average cost of $43.04 per share.

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

      We have market risk exposure arising from changes in interest rates. The interest rates on the Credit Agreement are repriced frequently, at market prices, which would result in carrying amounts that approximate fair value. We had no borrowings outstanding under the Credit Agreement at November 1, 2003. In July 2001, we issued $200 million of the Senior Notes due 2009 with a fixed interest rate of 9 1/4%. Generally, the fair market value of our fixed interest rate long-term debt will increase as interest rates fall and decrease as interest rates rise. Our market risk is described in more detail in our Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

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

Stockholder Class Actions

      On various dates between February 4, 2003 and March 25, 2003, 10 purported class action lawsuits were filed in the United States District Court for the Northern District of Texas, Dallas Division, against Michaels Stores, Inc. and certain of the current and former directors and officers of Michaels. All of these lawsuits have been consolidated. The suits assert various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 related to actions prior to Michaels’ announcement on November 7, 2002, that, among other things, it had revised its outlook for the fourth fiscal quarter of 2002, adjusting downward its guidance for annual earnings per diluted share. The complaints charge that, prior to that announcement, Michaels and certain of the other defendants made misrepresentations and failed to disclose negative information about the financial condition of Michaels while the individual defendants were selling shares of Michaels common stock. We believe these claims are without merit and will vigorously contest them.

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

      On September 11, 2003, Leo J. Dutil filed a purported stockholder derivative action, which is pending in the United States District Court for the Northern District of Texas, Dallas Division. The lawsuit names certain former and current officers and directors as individual defendants and Michaels as a nominal defendant. In this derivative action, the plaintiff makes allegations of fact similar to those made in the purported stockholder class actions and the Fathergill derivative lawsuit described above. The plaintiff asserts claims against the individual defendants for breach of fiduciary duty, misappropriation of confidential information, and contribution and indemnification. All of these claims are asserted derivatively on behalf of Michaels. We believe this claim is also without merit and will vigorously oppose it.

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

Item 6.	Exhibits and Reports on Form 8-K.

      (a) Exhibits:

10.1	Third Amendment to the Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated effective August 1, 1999, dated December 3, 2002 (filed herewith).
10.2	Form of Director Indemnification Agreement between Michaels Stores, Inc. and certain directors of the Registrant (filed herewith).
10.3	Form of Officer Indemnification Agreement between Michaels Stores, Inc. and certain officers of the Registrant (filed herewith).
31.1	Certifications of R. Michael Rouleau pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

      (b) Reports on Form 8-K filed during the quarter ended November 1, 2003:

1.	Report on Form 8-K, dated and furnished to the Securities and Exchange Commission on August 8, 2003, reporting information pursuant to Items 7 and 12.
2.	Report on Form 8-K, dated and furnished to the Securities and Exchange Commission on August 27, 2003, reporting information pursuant to Items 7 and 12.

MICHAELS STORES, INC.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAELS STORES, INC.

By:	/s/ Jeffrey N. Boyer

Jeffrey N. Boyer
Executive Vice President— Chief Financial Officer (Principal Financial Officer)

Dated: December 16, 2003

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

10.1	Third Amendment to the Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated effective August 1, 1999, dated December 3, 2002 (filed herewith).
10.2	Form of Director Indemnification Agreement between Michaels Stores, Inc. and certain directors of the Registrant (filed herewith).
10.3	Form of Officer Indemnification Agreement between Michaels Stores, Inc. and certain officers of the Registrant (filed herewith).
31.1	Certifications of R. Michael Rouleau pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).