Form 10-K
period 2004-01-31
MICHAELS STORES INC
filed 2004-04-02
CIK 740670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

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

Title of Each Class

Common Stock, Par Value $.10 per Share

Name of Each Exchange on Which Registered

New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was
required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes [X]  No [ ]

     As of August 1, 2003, the aggregate market value of the voting equity held by non-affiliates of the Registrant was approximately $2,465,404,507 based on the closing price of the Registrant’s Common Stock on such date, $37.70, as reported on the New York Stock Exchange. Shares of the Registrant’s Common Stock owned by its directors and executive officers were excluded from this aggregate market value calculation; however, such exclusion does not represent a conclusion by the Registrant that any or all of such directors and executive officers are affiliates of the Registrant.

     As of March 24, 2004, 68,308,505 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

     Part III of this report incorporates information from the Registrant’s definitive Proxy Statement relating to the Registrant’s Annual Stockholders Meeting to be held on June 17, 2004.

PART I

ITEM 1.	Business.

      Unless otherwise noted, all amounts contained in this document are as of January 31, 2004.

General

      With over $3.0 billion in sales in fiscal 2003, Michaels Stores, Inc. (together with its subsidiaries, unless the context otherwise indicates) is the largest national arts and crafts specialty retailer providing materials, ideas, and education for creative activities. Michaels Stores, Inc. was incorporated in Delaware in 1983, and as of March 24, 2004, we operate 812 Michaels retail stores in 48 states, as well as in Canada, averaging 18,300 square feet of selling space. Our stores offer arts and crafts supplies and products for the do-it-yourself home decorator. We also operate 158 Aaron Brothers stores as of March 24, 2004, in nine states, averaging 5,800 square feet of selling space, offering photo frames, a full line of ready-made frames, custom framing services, and a wide selection of art supplies. ReCollections, our scrapbooking/ paper crafting retail concept, operates two stores, located in Dallas, Texas and Frisco, Texas, providing merchandise, accessories, and a variety of scrapbooking and paper crafting support services in a community learning environment. In addition, we own and operate two Star Wholesale stores, located in Dallas, Texas and Atlanta, Georgia, offering merchandise primarily to interior decorators/ designers, wedding/ event planners, florists, hotels, restaurants, and commercial display companies. We also own and operate Artistree, a vertically integrated frame and moulding manufacturing operation that supplies moulding and framing to our Michaels and Aaron Brothers stores nationwide.

      Our mission is to help people express themselves creatively. Through our broad product assortments, friendly and knowledgeable sales associates, educational in-store events, and project sheets and displays, we offer a shopping experience that encourages creativity. We also offer classes and demonstrations that teach basic and advanced skills and provide a hands-on experience in a community environment.

      We will make available our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, free of charge through our Internet website at www.michaels.com under the heading “Corporate Information” as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

      Additionally, charters for the Audit, Compensation, and Corporate Governance and Nominating Committees of our Board of Directors and our Corporate Governance Guidelines and Code of Business Conduct and Ethics can be found on our Internet website at www.michaels.com under the heading “Corporate Information.” Stockholders may obtain copies of these documents by printing them from our Internet website or by writing to the Investor Relations Department at 8000 Bent Branch Drive, Irving, Texas 75063.

Recent History

      During the early 1990s, we embarked on an aggressive national expansion program. By 1995, we had tripled our store base to over 500 stores through new store openings and acquisitions, accomplishing our goal of becoming the nation’s largest specialty retailer in our industry. However, as a result of inadequate information systems and infrastructure to support our rapid growth, our financial performance weakened. Beginning in 1996, we focused on increasing the profitability of our existing stores by implementing a variety of operating initiatives. These initiatives included installing point-of-sale (POS) systems chain-wide to record item-level sales, implementing planograms, eliminating non-core merchandise, reducing costs through centralization of functions, and strengthening the quality and depth of our management team.

      Over the following few years, we improved our operations by building the infrastructure that we were missing. We invested in technology, our supply chain, and our associates to implement best practices and process management. We also resumed a new store opening strategy that continues today. See “–Store Expansion and Relocation.”

      As a result of our initiatives, we have achieved a 10.1% compounded annual Michaels store growth rate since fiscal 1997 while maintaining a 13.4% compounded annual sales growth rate and a 34.5% compounded annual earnings growth rate. In addition, we have reported annual comparable store sales growth for the past seven consecutive fiscal years.

Industry Overview– Competition

      We are the largest specialty retailer providing materials, ideas, and education for creative activities in home décor, art, and craft projects. We believe we are well positioned to benefit from favorable demographics, particularly a more affluent baby boomer population; continued strength in investments in the home and purchases of new homes; and an increasing focus on home-based, family activities. According to an industry consumer participation survey published in 2002, our typical customer is:

•	Female– Over 92% are women and 62% are married.
•	Relatively young– Seventy-seven percent of crafters are under 55 with half of them between the ages of 35 and 54.
•	Better educated– Ninety-two percent are high school graduates, with almost 60% of them having attended college.
•	Affluent– Seventy-two percent of crafters have household incomes greater than $40,000, and 45% of them have household incomes over $60,000.
•	Loyal– Fifty-three percent of crafters shop for craft supplies at least twice a month and 24% shop at least once a week.

      We compete across many industries, including arts and crafts, home décor, party supplies, candles, photo frames, and custom framing. A research report published in January 2001 estimated that the size of the markets in which we compete totals more than $30 billion.

      The markets in which we compete are highly fragmented, containing thousands of stores nationwide operated primarily by small, independent retailers along with a few regional chains. We are the largest national retailer dedicated to serving the arts and crafts market, and we believe that there are only four other major arts and crafts retailers in the United States with annual sales in excess of $200 million. Moreover, we believe that our fiscal 2003 sales were more than twice as large as those of our largest direct competitor.

      Customers tend to choose where to shop based upon store location, breadth of selection, price, quality of merchandise, availability of product, and customer service. We compete with many different types of retailers and classify our competition within the following categories:

•	Multi-store chains. This category includes several multi-store chains each operating more than 30 stores and comprises: Hobby Lobby, which operates approximately 320 stores in 27 states, primarily in the Midwestern and Southern United States; A.C. Moore Arts & Crafts, Inc., which operates approximately 80 stores in the mid-Atlantic and Northeast regions; Jo-Ann superstores (operated by Jo-Ann Stores, Inc.), which operates approximately 89 stores across the country; and Garden Ridge Corporation, which operates approximately 36 stores in 13 states, primarily in the Midwestern and Southern United States. All of these chains are significantly smaller than Michaels with respect to number of stores and total net sales.

•	Small, local specialty retailers. This category includes thousands of local “Mom & Pop” arts and crafts retailers. Typically, these are single store operations managed by the owner. The stores generally offer a limited selection and have limited resources for advertising, purchasing, and distribution. Many of these stores have established a loyal customer base within a given community and compete with us based on relationships and customer service.

•	Mass merchandisers. This category includes companies such as Wal-Mart Stores, Inc. and other mass merchandisers. These retailers typically dedicate only a small portion of their selling space to a limited selection of home décor, art and craft supplies, and seasonal merchandise. In addition, these mass merchandisers generally have limited customer service staffs with little or no experience in crafting projects.

Business Strategy

      We intend to increase our revenues and profits by strengthening our position as the largest national retailer within the arts and crafts and home décor sector through the following strategies:

•	Increase Sales and Productivity of Michaels Stores. Michaels stores that have been open longer than 36 months currently average approximately $3.9 million in sales per store. We believe we can increase average sales in these stores to $5.0 million. We intend to achieve this objective by increasing our merchandise in-stock position, improving our merchandise offering, and enhancing our marketing execution, primarily through the utilization of our new perpetual inventory and automated replenishment systems.

–	Increasing our merchandise in-stock position. We expect to increase our overall store in-stock position from approximately 83% at the beginning fiscal 2003 to 95-97% on an on-going basis, through the use of our perpetual inventory and automated replenishment systems. During fiscal 2003, comparable store sales for items on automated replenishment were generally higher than items not on automated replenishment as a result of improved merchandise in-stock levels.

–	Improving our merchandise offering. We will be able to improve our merchandise assortments by analyzing SKU productivity information that is now available from our perpetual inventory system. We will also have greater capability to introduce and manage key trend items in a timely manner.

–	Enhancing our marketing execution. We are currently targeting increased customer traffic and demand for our products through traditional retail advertising, multimedia channels, and various in-store promotional activities. We are implementing this strategy by:

•	advertising in newspapers and through direct mail;
•	holding in-store classes, demonstrations, and other events, including Kids Club;
•	promoting craft ideas and projects in our bimonthly Michaels Create! magazine and on our www.michaels.com website; and
•	participating in industry-wide promotion campaigns, such as National Craft Month and Warm-up America.

We will enhance our execution of these marketing programs by utilizing our perpetual inventory information to drive promotions focused on key items and by ensuring better merchandise in-stock levels.

•	Enhance Michaels Stores’ Merchandise Margins. We intend to enhance merchandise margins through continued improvement of our inventory management and supply chain processes. We plan to utilize our technology systems to maximize margins on: (1) seasonal products by allocating merchandise more efficiently among our stores and (2) promotional sales products by determining more accurately the most profitable promotional price for each product. Inventory management enhancements are also expected to improve merchandise margins by reducing our clearance sales levels. In addition, we continue to evaluate opportunities to further reduce our merchandise costs and ensure adequate supplies through vertical integration.

•	Grow Through New Michaels Store Openings. We believe the United States and Canadian markets can support up to 1,100 Michaels stores. We plan to open approximately 45 new Michaels stores per year, extending into the foreseeable future, funded primarily through cash from operating activities. From the beginning of fiscal 1998 through March 24, 2004, we have opened or relocated 503 Michaels stores using our standard operating procedures, which have ensured store openings with a merchandise assortment and presentation consistent with our existing stores. We have developed and are refining our Michaels store prototype to constantly incorporate improved merchandising techniques and store layouts.

•	Expand Aaron Brothers. We plan to open approximately five to 10 new Aaron Brothers stores per year, extending into the foreseeable future, also funded primarily through cash from operating activities. We believe the United States and Canadian markets can support up to 600 Aaron Brothers stores.

•	Expand the Wholesale Business Concept. In May 2000, in connection with our strategy of developing a wholesale business concept, we acquired Star Wholesale in Dallas, Texas. As part of our expansion strategy, we opened a second Star Wholesale in Atlanta, Georgia, in September 2003. The target customers for this concept are interior decorators/ designers, wedding/ event planners, florists, hotels, restaurants, and commercial display companies. Star Wholesale stores average 43,000 square feet of selling space and offer approximately 18,000 SKUs. This is a concept that we see as an additional growth area in which we can expand our customer base and leverage our experience and vendor base.

•	Explore Additional Growth Opportunities. In fiscal 2002, we began testing a smaller market retail concept by opening three Village Crafts by Michaels stores. In fiscal 2003, we opened an additional eight stores. These stores average 13,000 square feet in single-store markets with populations of approximately 60,000 to 90,000 people. Despite being about half the size, these stores carry approximately 80% of the selection of a typical Michaels store. During the fourth quarter of fiscal 2003, we reevaluated the Village Crafts concept and continue to believe that a smaller market concept remains attractive. However, we have decided to pursue this opportunity utilizing the Michaels name and advertising program.

In fiscal 2003, we began testing a new scrapbooking/ paper crafting retail concept by opening two stores named ReCollections, providing merchandise, accessories, and support services in a community learning environment. These stores average 4,600 square feet of selling space, feature two large classrooms, and offer more than 10,000 SKUs of scrapbooking and paper crafting products. We plan to open six to eight ReCollections stores in fiscal 2004.

We believe that both the smaller market and scrapbooking/ paper crafting retail concepts could offer additional sources of growth for us.

Merchandising and Marketing

Product Selection

      Our Michaels store merchandising strategy is to provide a broad selection of products in a convenient location with an appealing store environment. Each Michaels store offers approximately 40,000 basic SKUs in a number of product categories. The following table shows a breakdown of sales for Michaels stores by department as a percentage of total sales:

	Fiscal Year

	2003	2002	2001

General crafts	26%	26%	27%
Art supplies	21	20	19
Picture framing	19	19	18
“Silk” and dried floral	14	15	16
Seasonal	11	11	11
Hobby, party, and candles	9	9	9

	100%	100%	100%

We offer the following selection of merchandise in our Michaels stores:

•	products for the do-it-yourself home decorator, including wall décor, candles, containers, baskets, and potpourri; custom framing services, ready-made frames, mat boards, glass, framed art, and photo albums; and “silk” flowers, dried flowers, and artificial plants sold separately or in ready-made and custom floral arrangements, accessories needed for floral arranging, and other floral items, such as wreaths;

•	art supplies, including scrapbooking materials; surfaces and pads; adhesives and finishes; and pastels, watercolors, oil paints, acrylics, easels, brushes, paper, canvas, and stenciling materials; and

•	craft supplies, including beads, wood, doll making supplies, jewelry making supplies, rubber stamps, apparel crafts, books and magazines, and plaster; needlecraft items including stitchery supplies, hand-knitting yarns, needles, canvas, and related supplies for needlepoint, embroidery and cross stitching, knitting, crochet, rug making kits, and quilt and afghan kits; ribbon and wedding accessories; gifts; hobby items including plastic model kits and related supplies, kids’ craft materials, plush toys, and paint-by-number kits; party needs including paper party goods, balloons, gift wrap, candy making supplies, and cake decorating supplies; and soap and candle making supplies.

      Our Michaels stores regularly feature seasonal merchandise that complements our core merchandising strategy. Seasonal merchandise is offered for several holiday periods, including Valentine’s Day, Easter, Mother’s Day, Halloween, Thanksgiving, and Christmas. For example, seasonal merchandise for the Christmas season includes home decorating items such as artificial trees, wreaths, candles, lights, and ornaments.

      During the Christmas selling season, a significant portion of floor and shelf space in a typical Michaels store is devoted to Christmas crafts, Christmas decorations, and gift making merchandise. Because of the project-oriented nature of these products, the Christmas selling season begins in August and extends through December. Accordingly, a fully developed seasonal merchandising program, including inventory, merchandise layout, and instructional ideas, is implemented in each Michaels store at the beginning of the third quarter of each year. This program requires additional inventory accumulation so that each store is fully stocked during the peak season to meet higher demand from increased customer traffic.

      We routinely identify merchandise that requires some price reduction to accelerate sales of the product. The need for this reduction is generally attributable to either seasonal product remaining at the end of the season or product that is being displaced from its assigned location in the store to make room for new merchandise. Additional product candidates for repricing are identified using the POS sales and perpetual inventory data. In each case, the appropriate repricing is determined at our corporate office and sent to the stores with instructions on how to accelerate sales of the repriced product.

      Our Aaron Brothers stores offer on average 5,700 SKUs, including photo frames, a full line of ready-made frames, and a wide selection of art supplies and custom framing services. Our merchandising strategy for our Aaron Brothers stores is to provide a unique, upscale framing assortment and shopping experience. In addition, we strive to provide a fashion forward framing merchandise selection in an appealing environment with an emphasis on customer service.

Customer Service

      We believe that customer service is an important component of our merchandising strategy. Many of the craft supplies sold in Michaels stores can be assembled into unique end products with an appropriate amount of guidance and direction. Accordingly, we have displays in every store to stimulate new project ideas and supply free project sheets with detailed instructions on how to assemble the finished product. We also offer project sheets on our Internet site, www.michaels.com, and in our Michaels Create! magazine. In addition, many Michaels sales associates are craft enthusiasts who are able to help customers with ideas and instructions. We regularly offer inexpensive classes and demonstrations utilizing merchandise available in our stores as a means of promoting craft trends and expanding our customer base.

Advertising

      We focus primarily on circular advertising. We have found full-color circular advertising as an insert into newspapers to be our most effective medium of advertising. The circulars advertise numerous products in order to emphasize the wide selection of products available at Michaels stores. We believe that our ability to advertise through circulars throughout the year in each of our markets provides us with an advantage over our smaller competitors and reinforces and strengthens our brand name.

Store Design and Operations

      Our store design encourages purchases in a friendly, creative environment. Store design is developed centrally and implemented at the store level through the use of planograms, which provide store associates with detailed descriptions and illustrations with respect to store layout and merchandise presentation. Planograms are also used to cluster various products that can be combined to create individual projects.

      We strive to complement our innovative store design with customer service that provides an enjoyable shopping experience. We believe that knowledgeable associates and prompt and enthusiastic service fosters customer loyalty and can differentiate us from our competition.

      A Michaels store is typically managed by a store manager, one assistant manager, and three department managers. The field organization for Michaels is headed by an executive vice president and is divided into six geographic zones. Each zone has its own vice president and 10 to 12 district managers. There are a total of 66 districts in the United States and Canada. Typically, an Aaron Brothers store is managed by a store manager and one or two assistant managers. The field organization for Aaron Brothers is headed by a divisional senior vice president and is divided into 12 districts, each with a district manager. We believe this organizational structure enhances the communication among the individual stores and between the stores and corporate headquarters.

Purchasing and Inventory Management

      We purchase merchandise from over 1,400 suppliers. We believe that our buying power and ability to make centralized purchases enable us to acquire products on favorable terms. Central merchandising management teams for Michaels and Aaron Brothers negotiate with vendors on behalf of their respective stores in order to obtain the lowest net merchandise costs and improve control over product mix and inventory. In fiscal 2003, our top 10 vendors accounted for approximately 23% of total purchases with no single vendor accounting for more than 4% of total purchases.

      In addition to purchasing from outside suppliers, our Michaels and Aaron Brothers stores purchase ready-made frames from our manufacturing division. This division, which manufactures and sells custom framing materials and services to our stores, consists of a manufacturing facility and three regional processing centers to support our retail stores.

      Substantially all of the products sold in Michaels stores are manufactured in Asia, Canada, Mexico, and the United States. Goods manufactured in Asia generally require long lead times and are ordered four to six months in advance of delivery. Those products are either imported directly by us or acquired from distributors based in the United States and their purchase prices are denominated in United States dollars.

      Our primary objectives for inventory management are maximizing the efficiency of the flow of product to the stores, maintaining high store in-stock levels, enhancing store labor efficiency, reducing clearance inventory levels, and optimizing our overall investment in inventory. We manage our inventory in several ways, including: in-store management using a radio frequency handheld ordering device (RF gun), daily tracking of inventory positions utilizing our new perpetual inventory and automated replenishment systems; the use of planograms to control the merchandise assortment and presentation; and the review of item-level sales information in order to track the performance and sell-through of seasonal and promotional items. The data that we obtain from our POS system is an integral component in the inventory management process. In addition, inventories are verified through periodic physical and cycle counts conducted throughout the year on a rotating systematic schedule.

      We believe that the implementation of perpetual inventory and automated merchandise replenishment systems will allow us to better achieve our inventory management objectives. As of March 2004, our store associates reorder approximately 35% of our merchandise assortment using an RF gun, which calculates a SKU-specific recommended order quantity for that store based on its prior year selling patterns and our promotional activities. The RF gun transmits information to the in-store computer, which then generates a vendor order for SKUs not carried in our distribution centers or transmits a replenishment order to the corporate office for items carried in our distribution centers. Our new automated replenishment system, which is replacing our RF gun reordering process, uses perpetual inventory records to analyze individual store/ SKU on-hand quantities, as well as other pertinent information such as unfilled orders, seasonal selling patterns, promotional events, and vendor lead times, to generate recommended merchandise reorder information on a daily basis. These recommended orders are reviewed daily and purchase orders are delivered electronically to our vendors or replenishment orders are sent to our distribution centers.

      We began the rollout of perpetual inventory and automated replenishment systems for 1,100 SKUs in our Michaels stores in fiscal 2001 and expanded to 2,400 SKUs in fiscal 2002. We completed the rollout of our perpetual inventory system in fiscal 2003 and have approximately 65% of our SKUs on automated replenishment as of March 24, 2004. We will complete the rollout of our automated replenishment system by July 2004. In addition to improving our store in-stock position, once fully implemented, these systems will allow us to better forecast merchandise ordering quantities for our vendors and give us the ability to identify, order, and replenish the stores’ merchandise using less store associate labor. These systems will also allow us to react more quickly to selling trends and allow our store associates to devote more time to customer service, thereby maximizing inventory productivity and sales opportunities.

      In fiscal 2001, we implemented a new seasonal allocation system to better manage the distribution of seasonal merchandise to our stores. Utilizing this allocation system, we are able to allocate seasonal merchandise to our stores based on prior year sales and current store sales trends. For a discussion of the seasonal nature of our business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations– Seasonality.”

Distribution

      We currently operate a distribution system that supplies our Michaels stores with merchandise, including substantially all seasonal and promotional items. Approximately 56% of Michaels stores’ merchandise is shipped through the Michaels distribution system, with the remainder being shipped directly from vendors. Approximately 66% of Aaron Brothers stores’ merchandise is shipped through the Aaron Brothers distribution center, with the remainder being shipped directly from our vendors. Our current distribution centers are located in California, Florida, Kentucky, Pennsylvania, and Texas. In fiscal 2002, we completed an expansion of our California distribution center and added a new distribution facility in Hazleton, Pennsylvania, which added approximately 1.0 million square feet of capacity. In fiscal 2003, we constructed a new distribution center located in the Chicago, Illinois area, from which we will begin shipping orders in June 2004. At the end of fiscal 2004, the lease on our Kentucky distribution center will end. The 686,000 square feet of our new Illinois distribution center, offset by the closing of our Kentucky distribution center, will add approximately 265,000 square feet to our approximately 3.0 million square feet of existing capacity. In addition to these distribution facilities, we utilize three third party warehouse facilities to store and supply our seasonal merchandise in preparation for the holiday season.

      Michaels stores generally receive deliveries from the distribution centers each week through an internal distribution network using a dedicated fleet of contract carriers. Aaron Brothers stores receive merchandise on a weekly or biweekly basis from their dedicated 159,000 square foot distribution center located in the Los Angeles, California area. Star Wholesale stores receive merchandise from direct vendor shipments.

      In February 2004, we completed the implementation of a new transportation management system to manage our transportation processes between our vendors, distribution centers, and stores. Once fully utilized, we expect to increase the visibility of merchandise shipments within our supply chain and improve our overall transportation efficiencies.

      We believe that our distribution system, with its planned expansion and new transportation management system, will allow us to maintain sufficient inventory in each store to meet our customers’ demands while improving control over our overall investment in inventory. We currently have approximately 40% of our basic SKUs replenished through our distribution system. We intend to have approximately 80-90% of our basic SKUs replenished through our distribution system, which will reduce our overall supply chain costs and allow us to more effectively manage our inventory investment.

Store Expansion and Relocation

      Having become the largest national retailer of arts, crafts, and decorative items, we recognized in 1995 that we had the critical mass to achieve improved operating efficiencies that could result in higher returns on capital by focusing on key initiatives, such as strengthening our information systems and infrastructure to support future growth in the number of stores. In fiscal 1995, we announced a shift in focus from store growth to higher returns on capital and as a result, moderated our internal growth rate in number of stores. Since fiscal 1998, we have been on an accelerated new store opening program and have maintained that growth through fiscal 2003.

      The following table shows our store growth for the last five years:

	Fiscal Year

	2003	2002	2001	2000	1999

Michaels stores:
Retail stores open at end of year	805	755	695	628	559
Retail stores opened during the year	55	67	75	72	69
Retail stores closed during the year	5	7	8	3	6
Retail stores relocated during the year	16	18	17	17	26

Aaron Brothers stores:
Retail stores open at end of year	158	148	139	119	95
Retail stores opened during the year	10	13	20	25	17
Retail stores closed during the year	-	4	-	1	-
Retail stores relocated during the year	-	1	5	3	6

ReCollections stores:
Retail stores open at end of year	2	-	-	-	-
Retail stores opened during the year	2	-	-	-	-

Star Wholesale stores:
Wholesale stores open at end of year	2	1	1	1	-
Wholesale store opened during the year	1	-	-	-	-
Wholesale store acquired during the year	-	-	-	1	-

      In keeping with our plans to continue increasing the number of our stores while realizing higher returns on capital, in fiscal 2004, we plan to open approximately 45 Michaels, six to eight Aaron Brothers, and six to eight ReCollections stores. We plan to open approximately 45 new Michaels stores per year in subsequent fiscal years, extending into the foreseeable future. In addition, we plan to expand the Aaron Brothers concept nationwide and open five to 10 new Aaron Brothers stores per year in subsequent fiscal years, extending into the foreseeable future.

      Our expansion strategy is to give priority to adding stores in existing markets in order to enhance economies of scale associated with advertising, distribution, field supervision, and other regional expenses. The anticipated opening of Michaels, Aaron Brothers, ReCollections, and Star Wholesale stores and the rate at which stores are opened will depend upon a number of factors, including the success of existing stores, the availability and the cost of capital for expansion, the availability of suitable store sites, and the ability to hire and train qualified managers.

      We have developed a standardized procedure that allows for the efficient opening of new stores and their integration into our information and distribution systems. We develop the floor plan and merchandise layout and organize the advertising and promotions in connection with the opening of each new store. In addition, we maintain qualified store opening teams to provide new store personnel with in-store training.

      Costs for opening stores at particular locations depend upon the type of building and general cost levels in the area. In fiscal 2003, the average net cost of opening a new Michaels store included approximately $600,000 of leasehold improvements, furniture, fixtures and equipment, and pre-opening costs, and an estimated initial inventory investment, net of accounts payable, of approximately $500,000. The total cost of opening a new store depends on the store size, operating format, and the time of year in which the store is opened. The initial inventory investment in new Michaels stores is offset, in part, by vendor allowances.

      In addition to new store openings, we continue to pursue a store relocation program to improve the quality and performance of our existing store base. We relocated 18 and 16 Michaels stores in fiscal 2002 and 2003, respectively, and one Aaron Brothers store in fiscal 2002. We plan to relocate up to 30 Michaels stores during fiscal 2004.

      During fiscal 2002 and 2003, we closed seven and five Michaels stores, respectively, and in fiscal 2002, we closed four Aaron Brothers stores. We currently have no specific plans to close any Michaels stores, and plan to close one Aaron Brothers store, in fiscal 2004.

Investment in Information Technology

      We are committed to utilizing technology to increase operating efficiencies and to improve our ability to satisfy the needs of our customers. The installation of the POS system gave us the ability to better understand the demands of the customer, emerging merchandise trends, and inventory replenishment requirements. During fiscal 1998, we completed installation of a networked computer system in every store to handle data communications, price management, enhanced radio frequency terminal applications for inventory management, faster credit card authorizations, and gift card processing. In addition, a standardized warehouse management system utilizing radio frequency terminals with bar code scanning technology was installed in all distribution centers. In connection with our supply chain initiatives, in fiscal 2001, we implemented a new seasonal allocation system to better manage the allocation of seasonal merchandise to our stores based on prior year sales and current store sales trends. In addition, in February 2004, we completed the implementation of a new transportation management system to manage our transportation processes between our vendors, distribution centers, and stores. Once fully utilized, we expect to increase efficiency and visibility of merchandise shipments within our supply chain. In fiscal 2003, we completed the rollout of our perpetual inventory system, and will complete the rollout of our automated replenishment system by July 2004. Once our perpetual inventory and automated replenishment systems are fully implemented, we expect to improve our stores’ in-stock positions, enhance store labor efficiency, and improve forecasting of merchandise ordering quantities for our vendors. We believe the implementation of these systems will continue to enhance our inventory management capabilities.

      In addition to the information technology enhancements discussed above, we completed the installation of a new integrated financial management package in fiscal 1999 to provide an efficient platform for future growth and utilize financial best practices and controls. In fiscal 2003, we completed the rollout of a new human resource management system to all Michaels stores. In fiscal 2004, we will complete the rollout of our human resource management system to our Aaron Brothers stores.

Foreign Sales

      All of our current international business is in Canada and accounted for approximately 4% of total sales in fiscal 2001 and 2002 and 5% in fiscal 2003. During the last three years, less than 5% of our assets have been located outside of the United States.

Service Marks

      The names “Michaels,” “Aaron Brothers,” “ReCollections,” “Star Decorator’s Wholesale Warehouse,” and “Artistree Art Frame & Design” and the Michaels logo are each federally registered service marks.

Employees

      As of March 24, 2004, we employed approximately 38,800 associates, approximately 26,300 of whom were employed on a part-time basis. The number of part-time associates is substantially increased during the Christmas selling season. Of our full-time associates, approximately 2,550 are engaged in various executive, operating, training, distribution, and administrative functions in our corporate and division offices and distribution centers, and the remainder are engaged in store operations. None of our associates are members of labor unions.

Executive Officers of the Registrant

      Our current executive officers, their ages as of March 24, 2004, and their business experience during at least the past five years are set forth below.

	Age	Position

Charles J. Wyly, Jr.	70	Chairman of the Board of Directors
Sam Wyly	69	Vice Chairman of the Board of Directors
R. Michael Rouleau	65	President and Chief Executive Officer
Ronald S. Staffieri	54	President-Michaels Stores Group
Jeffrey N. Boyer	45	Executive Vice President-Chief Financial Officer
Edward F. Sadler	59	Executive Vice President-Store Operations
Gregory A. Sandfort	48	Executive Vice President-General Merchandise Manager
Douglas B. Sullivan	53	Executive Vice President-Development
James F. Tucker	59	Executive Vice President-Chief Information Officer
Mark V. Beasley	50	Senior Vice President, General Counsel and Secretary
Thomas C. DeCaro	49	Senior Vice President-Inventory Management
Sue Elliott	53	Senior Vice President-Human Resources
Stephen R. Gartner	53	Senior Vice President-Supply Chain Management
Duane E. Hiemenz	50	Senior Vice President-New Business Development
Emily White-Keating	41	Senior Vice President-Marketing
Jeffrey L. Wellen	43	Head of Strategic Planning and Initiatives
Mike Greenwood	56	President-Artistree
Harvey S. Kanter	42	President-Aaron Brothers

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

      Mr. Sam Wyly has served as Vice Chairman of the Board since July 2001 and a director of Michaels since 1984. He served as Chairman of the Board from 1984 until 2001. Mr. Wyly is an entrepreneur who has created and managed several public and private companies. He is a manager of Ranger Capital, Ltd., a Dallas-based hedge fund management company. He founded Maverick Capital, Ltd., another hedge fund manager, in 1990. Mr. Wyly is also a director of Green Mountain Energy Company, a clean energy provider. He founded University Computing Company, which became one of the first computer utility networks and one of the first software products companies. He was a founder and, until its acquisition in 2000 by another company, was Chairman and a director of Sterling Software, Inc. He also was Chairman of the Executive Committee and a director of Sterling Commerce, Inc., until its acquisition in 2000 by another company, and was Chairman and a director of Scottish Annuity & Life Holdings, Ltd. from October 1998 until June 2000.

      Mr. Rouleau has served as Chief Executive Officer since April 1996, and has also served as President from April 1997 to June 1999 and again since March 2001. Prior to joining us, Mr. Rouleau had served as Executive Vice President of Store Operations for Lowe’s Companies, Inc. from May 1992 until April 1996 and in addition as President of Lowe’s Contractor Yard Division from February 1995 until April 1996. Prior to joining Lowe’s, Mr. Rouleau was a co-founder and President and Chief Executive Officer of Office Warehouse, which subsequently merged into Office Max. Mr. Rouleau also served with the Target Stores division of Dayton Hudson Corporation for 20 years, from its inception in 1961.

      Mr. Staffieri became President– Michaels Stores Group in December 2002. Prior to joining us, Mr. Staffieri held various positions with Borders Group, Inc., where he served as President of Waldenbooks Stores from April 1999 until December 2002, Chief Administrative Officer of Borders Group, Inc. from January 1998 to April 1999, and President of Borders Outlet from July 1997 to January 1998.

      Mr. Boyer became Executive Vice President– Chief Financial Officer in January 2003. Prior to joining us, Mr. Boyer was Executive Vice President and Chief Financial Officer of Kmart Corporation from May 2001 until November 2001. In January 2002, Kmart Corporation filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Prior to joining Kmart, he held various positions with Sears, Roebuck and Co., where he served as Senior Vice President and Chief Financial Officer from October 1999 to May 2001, Corporate Controller from June 1998 to October 1999, and Vice President, Finance– Full Line Stores from June 1996 to June 1998. Prior experience includes Vice President of Business Development at The Pillsbury Company from 1995 to 1996 and over six years with Kraft Foods, a unit of Altria, in various senior financial positions.

      Mr. Sadler became Executive Vice President– Store Operations in October 1999. From June 1995 until 1999, he was Regional Vice President and subsequently Senior Vice President– Stores of Caldor. Prior to Caldor, Mr. Sadler served with Target for 19 years, most recently as Vice President– Store Operations.

      Mr. Sandfort became Executive Vice President– General Merchandise Manager in January 2004. From 2002 to 2003, Mr. Sandfort served as Vice-Chairman and Co-CEO of Kleinert’s Inc. (d/b/a Buster Brown) where he was directly responsible for all aspects of Kleinert’s sleepwear, playwear, and retail divisions. In May 2003, Kleinert filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code, which was subsequently converted to a liquidation under Chapter 7. Prior to that, Mr. Sandfort served as Vice President, General Merchandise Manager– Children’s Apparel, Furniture, Toys, and Electronic Games for Sears, Roebuck and Co. for four years.

      Mr. Sullivan became Executive Vice President– Development in April 1997. He joined Michaels in 1987 and has served in a variety of capacities, overseeing our store operations, distribution, store opening, real estate, legal, and personnel functions, including serving as President from August 1995 to April 1997. Prior to joining us, Mr. Sullivan had served with Family Dollar Stores, Inc. for 11 years, most recently as Vice President– Real Estate.

      Mr. Tucker became Executive Vice President– Chief Information Officer in June 1997. From 1994 until joining us, Mr. Tucker held the positions of Vice President of MIS and subsequently Senior Vice President and Chief Information Officer for Shopko Stores, Inc. Prior to 1994, Mr. Tucker held the position of Vice President– Management Information Services for Trans World Music Corp.

      Mr. Beasley became Senior Vice President, General Counsel and Secretary in March 2003. Mr. Beasley had served as Vice President, General Counsel and Secretary from April 1990 to March 2003 and General Counsel and Secretary from September 1987 to April 1990. Prior to joining us, Mr. Beasley had served with Zale Corporation for three years as Assistant General Counsel and Assistant Secretary, before which he practiced law with the firm of Johnson & Swanson from 1979 through 1984.

      Mr. DeCaro became Senior Vice President– Inventory Management in August 2000. From 1998 until joining us, he was Vice President– Merchandise for Disneyland Resort. Prior to this, he held the position of Senior Vice President– Merchandise Planning and Allocation for Kohl’s Department Stores from February 1996 to April 1998. In addition, Mr. DeCaro has held various positions in Merchandise Planning and Allocation and Finance for The Disney Store, The Limited Stores, May Department Stores, and Sanger Harris Department Stores.

      Ms. Elliott became Senior Vice President– Human Resources in October 2000. From May 1998 until joining us, she was Senior Vice President– Human Resources for Luby’s, Inc. Prior to that, she held the positions of Vice President– Human Resources and subsequently Senior Vice President– Italianni’s Brand for Carlson Restaurants Worldwide from January 1993 to May 1998. In addition, Ms. Elliott has held various human resources and operations positions at PepsiCo (KFC Restaurants).

      Mr. Gartner joined us as Senior Vice President– Supply Chain Management in May 2001. From September 1998 until November 2000, Mr. Gartner held the position of Executive Vice President– Supply Chain Management for DSC Logistics, Inc. Prior to DSC Logistics, Mr. Gartner served with The Pillsbury Company for 20 years, most recently as Vice President– Distribution Operations.

      Mr. Hiemenz became Senior Vice President– New Business Development in October 1999, after joining us as a Zone Vice President in July 1996 and serving as Executive Vice President– Store Operations from August 1996 to October 1999. Prior to joining Michaels, Mr. Hiemenz had served with Lowe’s Companies, Inc. for nine years, most recently as a Regional Vice President.

      Ms. White-Keating became Senior Vice President– Marketing in November 2003. From 1992 until 2002, Ms. White-Keating served with Meier & Frank, a division of The May Department Stores Company, most recently as Senior Vice President, Advertising & Marketing where she was responsible for all aspects of marketing and advertising for the division.

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

      Mr. Greenwood holds the position of President– Artistree, a division of Michaels. He has served in that role since 1996. Mr. Greenwood joined us in 1992 as Director of Framing. Prior to joining us, he served as Vice President of Operations for Creative World Marketing.

      Mr. Kanter became President– Aaron Brothers, a subsidiary of Michaels, in April 2003. From 1995 until joining us, Mr. Kanter held various positions with Eddie Bauer, Inc. From 2002 until 2003, he was Managing Director of the Home and Non-Apparel divisions and from 1998 until 2002, he was Managing Director of the Home division. As a Managing Director, Mr. Kanter was responsible for retail, catalog and Internet merchandising, sourcing, planning, allocation, and design and visual presentation. In March 2003, Spiegel, Inc. and certain of its principal operating subsidiaries, including Eddie Bauer, Inc., filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

ITEM 2.	Properties.

      We lease substantially all of the sites for our Michaels, Aaron Brothers, ReCollections, and Star Wholesale stores, with lease terms generally ranging from five to 10 years. The base rental rates for Michaels stores generally range from $155,000 to $360,000 per year. Rental expense for stores open for the full 12-month period of fiscal 2003 averaged $232,000 for our Michaels stores and $134,000 for our Aaron Brothers stores. The leases are generally renewable, with increases in lease rental rates. Lessors have made leasehold improvements to prepare our stores for opening under a majority of our existing leases. As of January 31, 2004, we had signed 65 leases for new or relocating Michaels stores and three leases for new Aaron Brothers stores that we plan to open in fiscal 2004.

      In addition to our stores, we also lease and occupy the following:

Square
Footage

Distribution centers:
City of Commerce, California (Aaron Brothers)	159,000
Hazleton, Pennsylvania	692,000
Jacksonville, Florida	506,000
Lancaster, California	763,000
Lexington, Kentucky	421,000
Tarrant County, Texas (including ReCollections)	423,000

2,964,000

Artistree:
City of Industry, California (regional processing center)	90,000
Coppell, Texas (regional processing and fulfillment operations center)	156,000
Kernersville, North Carolina (manufacturing plant and regional processing center)	156,000

402,000

Office space:
City of Commerce, California (Aaron Brothers)	15,000
Coppell, Texas (corporate satellite office)	67,000
Grand Prairie, Texas (processing center)	35,000
Irving, Texas (corporate headquarters)	171,000

288,000
City of Commerce, California (Aaron Brothers storage facility)	24,000
Coppell, Texas (new store staging warehouse)	25,000

3,703,000

      The following table indicates the number of our retail stores and wholesale operations located in each state or province as of March 24, 2004:

	Number of Stores

		Aaron		Star
State/Province	Michaels	Brothers	ReCollections	Wholesale	Total

Alabama	11	-	-	-	11
Alaska	2	-	-	-	2
Alberta	11	-	-	-	11
Arizona	23	9	-	-	32
Arkansas	3	-	-	-	3
British Columbia	9	-	-	-	9
California	103	96	-	-	199

	Number of Stores (continued)

		Aaron		Star
State/Province	Michaels	Brothers	ReCollections	Wholesale	Total

Colorado	16	8	-	-	24
Connecticut	9	-	-	-	9
Delaware	4	-	-	-	4
Florida	46	-	-	-	46
Georgia	28	4	-	1	33
Idaho	6	1	-	-	7
Illinois	32	-	-	-	32
Indiana	13	-	-	-	13
Iowa	6	-	-	-	6
Kansas	6	-	-	-	6
Kentucky	6	-	-	-	6
Louisiana	11	-	-	-	11
Maine	2	-	-	-	2
Manitoba	2	-	-	-	2
Maryland	19	-	-	-	19
Massachusetts	15	-	-	-	15
Michigan	31	-	-	-	31
Minnesota	19	-	-	-	19
Mississippi	3	-	-	-	3
Missouri	14	-	-	-	14
Montana	5	-	-	-	5
Nebraska	4	-	-	-	4
Nevada	9	5	-	-	14
New Hampshire	5	-	-	-	5
New Jersey	22	-	-	-	22
New Mexico	3	-	-	-	3
New York	32	-	-	-	32
North Carolina	23	-	-	-	23
North Dakota	2	-	-	-	2
Ohio	31	-	-	-	31
Oklahoma	7	-	-	-	7
Ontario	18	-	-	-	18
Oregon	12	4	-	-	16
Pennsylvania	29	-	-	-	29
Rhode Island	3	-	-	-	3
Saskatchewan	2	-	-	-	2
South Carolina	10	-	-	-	10
South Dakota	1	-	-	-	1
Tennessee	11	-	-	-	11
Texas	58	21	2	1	82
Utah	8	-	-	-	8
Vermont	1	-	-	-	1
Virginia	28	-	-	-	28
Washington	22	10	-	-	32
West Virginia	3	-	-	-	3
Wisconsin	13	-	-	-	13

Total	812	158	2	2	974

ITEM 3.	Legal Proceedings.

Brown Claim

      On April 17, 2003, Donald Brown, Thomas Lamour, and Sau Yeung, acting on behalf of themselves and the general public, filed a putative class action in the Superior Court of California for the County of Los Angeles against a number of employers, including Aaron Brothers, Inc., a wholly-owned subsidiary of Michaels Stores, Inc. The lawsuit alleged that the defendants violated California Labor Code provisions that prohibit employers from requesting job applicants to disclose prior criminal convictions for specified marijuana-related infractions or participation in certain criminal diversionary programs. On January 28, 2004, the case was dismissed.

Stockholder Class Actions

      On various dates between February 4, 2003 and March 25, 2003, 10 purported class action lawsuits were filed in the United States District Court for the Northern District of Texas, Dallas Division, against Michaels Stores, Inc. and certain of the current and former directors and officers of Michaels. All of these lawsuits have been consolidated. The suits assert various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 related to actions prior to Michaels’ announcement on November 7, 2002, that, among other things, it had revised its outlook for the fourth fiscal quarter of 2002, adjusting downward its guidance for annual earnings per diluted share. The consolidated complaint charges that, prior to that announcement, Michaels and certain of the other defendants made misrepresentations and failed to disclose negative information about the financial condition of Michaels while the individual defendants were selling shares of Michaels common stock. We believe these claims are without merit and will vigorously contest them.

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

      On April 8, 2003, the Chairman of the Board of Michaels received a demand letter on behalf of a purported Michaels stockholder requesting that the Board commence an action against certain former and current officers and directors. The purported bases of the demand were similar to those made in the purported stockholder class actions and stockholder derivative lawsuit described above. After investigating such matters alleged in the demand letter and consulting with independent counsel and other professionals, the Board (excluding the Board member referenced in the demand letter) determined at a special meeting held on March 31, 2004 that the allegations raised in the demand letter were without merit. As a result, the Board determined that it was not in the best interests of Michaels or its stockholders to pursue a civil action against those individuals named in the demand letter.

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

ITEM 4.	Submission of Matters to a Vote of Security Holders.

      We did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

      Our Common Stock is listed on the New York Stock Exchange under the ticker symbol “MIK.”

      The following table sets forth the high and low sale prices of our Common Stock for each quarterly period within the two most recent fiscal years.

	High	Low

Fiscal 2003:
First quarter	$34.24	$20.06
Second quarter	41.00	31.63
Third quarter	48.86	35.07
Fourth quarter	50.62	41.02

Fiscal 2002:
First quarter	$42.25	$29.31
Second quarter	46.00	30.10
Third quarter	49.33	31.77
Fourth quarter	46.30	29.25

Holders

      As of March 24, 2004, there were 521 holders of record of our Common Stock.

Dividends

      In June 2003, our Board of Directors declared our first-ever quarterly cash dividend of $0.10 per share of our Common Stock. Quarterly cash dividends of $0.10 per share were also declared in September and December 2003. On March 16, 2004, our Board of Directors approved a cash dividend of $0.12 per share, to be paid on April 30, 2004, to stockholders of record at the close of business on April 15, 2004. These dividends reflect our growing long-term value and our Board of Director’s commitment to encouraging long-term investment by a diverse stockholder base. We did not pay any dividends on our Common Stock during fiscal 2001 or 2002. Our bank credit facility agreement and the indenture governing our 9 1/4% Senior Notes due 2009 permit dividends to be paid, but there are restrictions as to the amounts which could be paid based on a formulation set forth in each agreement.

Issuer Purchase of Equity Securities

      On December 5, 2000, our Board of Directors authorized the repurchase of up to 2.0 million shares of our outstanding Common Stock. By later resolutions, our Board of Directors provided that proceeds of the exercise of options under our 2001 General Stock Option Plan may be used to repurchase shares under the 2000 repurchase plan and that the maximum number of shares authorized to be repurchased under the 2000 repurchase plan may be increased to the extent necessary to so use the proceeds from such option exercises.

      On September 11, 2002, our Board of Directors authorized the repurchase of up to 1.0 million shares of our outstanding Common Stock. On June 18, 2003, our Board of Directors authorized the repurchase of up to 1.0 million shares of our outstanding Common Stock. On February 2, 2004, our Board of Directors authorized the repurchase of up to 2.5 million shares of our outstanding Common Stock.

      The following table sets forth our repurchases of Common Stock for each fiscal month in the fourth quarter of fiscal 2003.

				Maximum
				Number (or
			Total Number	Approximate
			of Shares	Dollar Value)
			Purchased as	of Shares That
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans or
	Purchased (1)	Share (2)	Programs (1)	Programs (3)

November 2, 2003 through November 29, 2003	-	$-	-	1,293,000
November 30, 2003 through January 3, 2004	-	-	-	1,293,000
January 4, 2004 through January 31, 2004	884,900	43.09	884,900	408,100

Total	884,900	$43.09	884,900	408,100

(1)	We repurchased and subsequently retired 293,000 and 591,900 shares of our outstanding Common Stock authorized under the 2002 and 2003 repurchase plans, respectively.
(2)	We repurchased and subsequently retired 293,000 shares authorized under the 2002 repurchase plan at an average cost of $43.06 per share. In addition, we repurchased and subsequently retired 591,900 shares authorized under the 2003 repurchase plan at an average cost of $43.10.
(3)	As of January 31, 2004, we had used the entire fixed portion of the authority originally provided in the 2000 repurchase plan. No repurchases from proceeds of stock option exercises under the 2001 General Stock Option Plan had been made since no options outstanding under the 2001 General Stock Option Plan had been exercised as of January 31, 2004. In addition, we have repurchased the entire number of shares which we were authorized to repurchase under the 2002 repurchase plan. As of January 31, 2004, we had 408,100 shares available for repurchase under the 2003 repurchase plan. The 2.5 million shares available for repurchase under the 2004 repurchase plan are not included in the above table because our Board of Directors’ authorization of this plan was made after January 31, 2004.

ITEM 6.	Selected Financial Data.

      The following financial information for the five most recent fiscal years has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere herein.

      All references to the number of shares of Common Stock and earnings per share amounts in this Annual Report on Form 10-K have been adjusted to retroactively reflect a two-for-one stock split effected in the form of a stock dividend to stockholders of record as of the close of business on November 12, 2001.

	Fiscal Year (1)

	2003	2002	2001 (2)	2000 (2)	1999 (2)

	(In thousands except per share and store data)
Results of Operations Data:
Net sales	$3,091,256	$2,856,373	$2,530,727	$2,249,440	$1,882,522
Operating income	302,751	269,794	179,716	148,417	122,672
Income before cumulative effect of accounting change	177,845	147,730	89,030	80,441	62,301
Cumulative effect of accounting change, net of income tax (3)(4)	-	7,433	-	1,852	-
Net income	177,845	140,297	89,030	78,589	62,301
Diluted earnings per common share before cumulative effect of accounting change	2.54	2.09	1.33	1.17	1.00
Diluted earnings per common share after cumulative effect of accounting change	2.54	1.99	1.33	1.15	1.00
Dividends per common share	0.30	-	-	-	-

Balance Sheet Data:
Cash and equivalents	$341,825	$218,031	$193,025	$28,191	$77,398
Merchandise inventories	892,923	809,418	714,309	663,700	615,065
Total current assets	1,283,372	1,066,440	950,063	729,816	722,987
Total assets	1,801,647	1,560,973	1,414,633	1,158,436	1,096,703
Total current liabilities	369,480	299,454	351,207	289,008	270,976
Long-term debt (5)	200,000	200,000	200,000	125,145	224,635
Total liabilities	634,349	548,946	590,069	453,790	529,905
Stockholders’ equity	1,167,298	1,012,027	824,564	704,646	566,798

Other Financial Data:
Cash flow from operating activities	$289,506	$109,482	$177,257	$146,758	$60,770
Cash flow from investing activities	(103,005)	(108,079)	(101,644)	(120,084)	(90,759)
Cash flow from financing activities	(62,707)	23,603	89,221	(75,881)	11,263

Other Operating Data:
Average net sales per Michaels store (6)	$3,851	$3,828	$3,663	$3,563	$3,336
Comparable store sales increase (7)	2%	4%	5%	5%	7%
Total selling square footage	15,681	14,610	13,405	12,063	10,411

Stores Open at End of Year:
Michaels	805	755	695	628	559
Aaron Brothers	158	148	139	119	95
ReCollections	2	-	-	-	-
Star Wholesale	2	1	1	1	-

Total stores open at end of year	967	904	835	748	654

(Notes on following page.)

(Notes from table on preceding page.)

(1)	Fiscal 2000 was a 53-week fiscal year. All other fiscal years included in the above table were 52-week fiscal years.
(2)	Effective as of the beginning of fiscal 2002, we no longer amortize goodwill as a result of our adoption of the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Therefore, fiscal 2001, 2000, and 1999 each include amortization expense of approximately $3.7 million ($2.2 million, net of income taxes) that is not included in fiscal 2003 and 2002.
(3)	We changed our accounting policy with respect to recording cooperative advertising allowances as of the beginning of fiscal 2002. As a result, we recorded a non-cash charge of $7.4 million, net of income tax, in fiscal 2002 for the cumulative effect of accounting change on fiscal years prior to fiscal 2002.
(4)	We changed our accounting policy with respect to revenue recognition related to the sale of custom frames as of the beginning of fiscal 2000. As a result, we recorded a non-cash charge of $1.9 million, net of income tax, in fiscal 2000 for the cumulative effect of accounting change on fiscal years prior to fiscal 2000.
(5)	Long-term debt includes the long-term portion of capital lease obligations, our Convertible Subordinated Notes which we redeemed in June 2000, our 10 7/8% Senior Notes due 2006 which we redeemed in August 2001, and our 9 1/4% Senior Notes due 2009 which we issued in July 2001, and are first callable, in part or in full, in July 2005.
(6)	The calculation of average net sales per Michaels store only includes sales for Michaels stores open longer than 36 months, and excludes Aaron Brothers, Village Crafts by Michaels, ReCollections, and Star Wholesale stores.
(7)	Comparable store sales increase represents the increase in net sales for stores open the same number of months in the indicated and comparable period of the previous year, including stores that were relocated or expanded during either period. A store is deemed to become comparable in its 14th full month of operation in order to eliminate grand opening sales distortions.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following discussion, as well as other portions of this Annual Report on Form 10-K, contains forward-looking statements that reflect our plans, estimates, and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this report. Specific examples of forward-looking statements include, but are not limited to, statements regarding our future cash dividend policy, forecasts of capital expenditures, working capital requirements, and stock repurchases. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, and particularly in “Risk Factors.”

Overview

      We are the largest national arts and crafts specialty retailer, with sales of over $3.0 billion in the United States and Canada. Our major retail business is our 812 Michaels stores across North America. We also operate two additional retail businesses: our 158 store Aaron Brothers chain, a custom frame, framing and art supply retailer; and ReCollections, our two-store entry into the scrapbooking/ paper crafting retail segment.

      Our mission is to help people express themselves creatively. Through our broad product assortments, friendly, knowledgeable sales associates, educational in-store events, project sheets and displays, and on-line information, we offer a shopping experience that encourages creativity in the areas of arts, crafts, floral displays, framing, home décor, and children’s hobbies and activities.

      Over the past seven years, we have focused on improving store operations and inventory management capabilities in our Michaels stores while continuing a strong store growth program and developing new retail and wholesale concepts.

      Since fiscal 1996, we have refined or implemented our:

•	inventory management system,
•	point-of-sale system,
•	warehouse management capabilities,
•	transportation management system,
•	seasonal merchandise allocation system,
•	financial and human resource management systems,
•	store plan-o-gram processes, and
•	retail merchandising systems.

      During fiscal 2003, we completed the first phase of a two-part project to further improve our inventory management capabilities. The first phase involved implementing a perpetual inventory system in our Michaels stores, which was completed in January 2004. We are also on schedule to complete the implementation of the second phase of this project, the installation of an automated replenishment system for our basic, replenishable SKUs. As of March 24, 2004, this project is approximately 65% complete and will be fully completed by July 2004.

      As a result of our focus on operations, we have improved our sales productivity and overall profitability. During fiscal 2003, we achieved same-store sales growth of 2% and opened 68 new stores. Our operating margin improved from 9.4% of net sales in fiscal 2002 to 9.8% of net sales in fiscal 2003. In the third quarter of fiscal 2003, we resolved a number of income tax issues with the Internal Revenue Service, thereby reducing our effective tax rate to 37.6% for the year, down significantly from 41% in fiscal 2002. Our improving operating and financial performance has resulted in a stronger financial position, enabling us to declare cash dividends and expand our Common Stock repurchase program in fiscal 2003. Additionally, our fiscal 2003 year-end cash position increased to $341.8 million, up $123.8 million from the prior year.

      In fiscal 2004, one of our primary objectives will be to complete the rollout of our automated replenishment system. We believe our perpetual inventory and automated replenishment systems, once fully implemented, will allow us to more efficiently replenish merchandise in our stores as well as improve our store in-stock position, reduce average inventory per store, reduce clearance inventory levels, and improve our gross margin performance. We will also continue to refine and enhance our current merchandising and marketing programs. Also in fiscal 2004, we plan to open approximately 45 new Michaels stores, six to eight Aaron Brothers stores, and six to eight ReCollections stores, funded by cash from operations.

Critical Accounting Policies and Estimates

      We have prepared our financial statements in conformity with accounting principles generally accepted in the United States, and these financial statements necessarily include some amounts that are based on our informed judgments and estimates. Our senior management has discussed the development and selection of these critical accounting estimates, and the disclosure in this section of this report regarding them, with the Audit Committee of our Board of Directors in connection with our fiscal 2003 financial statement closing process. Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements. Our critical accounting policies represent those policies that are subject to judgments and uncertainties. As discussed below, our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of these policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. Our critical accounting policies include:

      Merchandise Inventories– We value our inventories at Michaels stores at the lower of cost or market as determined using a retail inventory method. Because we do not utilize perpetual inventory records to value inventory in our Michaels stores, we are required to perform complete physical inventories for a significant sample of stores at the end of each fiscal quarter to estimate ending inventories valued at retail for all Michaels stores to be used in our retail inventory model. Our sampling process is designed to count a selection of stores, which are representative of the size, age, and geographic location of the entire chain of stores. An actual physical count of merchandise is made by third party inventory counting service firms in substantially every store each fiscal year. We believe our sampling process results in a reasonable estimate of our retail inventory on hand at period end. In determining our cost of goods sold and ending inventory at cost, we utilize a single pool of inventory for our Michaels stores’ inventories. At this time, we have no formal plans to change or refine our inventory valuation method; however, we may choose to do so in the future. We will continue to evaluate our method of inventory valuation as the refinement of our perpetual inventory system enhances our inventory valuation capabilities.

      Our success in managing our inventories is dependent on our ability to anticipate and respond in a timely manner to changing customer demand and preferences for products and supplies used in creative activities. If we misjudge the market, we may significantly overstock unpopular products and be forced to take significant inventory markdowns. Permanent markdowns are recorded in the period in which we determine that markdowns will need to be taken to sell certain merchandise. Prior to fiscal 2002, markdowns were generally determined based on retail counts of the affected merchandise on hand at a sample of stores. Beginning in the fourth quarter of fiscal 2002, markdowns were determined based on a sample of stores’ perpetual inventory records. In fiscal 2004 and going forward, markdowns will be based on each store’s perpetual inventory records. Amounts recorded for permanent markdowns are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions or competitive conditions differ from our expectations.

      Goodwill– We have made acquisitions in the past that included a significant amount of goodwill. Under generally accepted accounting principles in effect through fiscal 2001, goodwill was amortized over its estimated useful life, and was tested periodically to determine if it was recoverable from operating earnings on an undiscounted basis over its useful life. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the provisions of SFAS No. 141 and No. 142, goodwill is no longer amortized but is subject to annual (or, under certain circumstances, more frequent) impairment tests. We adopted these provisions in the first quarter of fiscal 2002.

      The following pro forma financial information reflects net income and diluted earnings per common share as if goodwill were not subject to amortization in fiscal 2001:

	Fiscal Year

	2003	2002	2001

	(In thousands except per share data)
Net income, as reported	$177,845	$140,297	$89,030
Add back:
Goodwill amortization, net of income taxes	-	-	2,211

Pro forma net income	$177,845	$140,297	$91,241

Pro forma earnings per common share:
Basic	$2.65	$2.11	$1.41

Diluted	$2.54	$1.99	$1.36

      We have performed the required impairment tests of goodwill based on the estimated fair value of our reporting units with goodwill, and the tests have not resulted in an impairment charge. Estimated fair value is typically less than values based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. To date, we have not experienced any impairment of our goodwill; however, there can be no assurance that future impairment will not result should our operating results deteriorate for reasons such as those described under “Risk Factors” herein.

      Reserve for Closed Facilities– We maintain a reserve for future rental obligations, carrying costs, and other closing costs related to closed facilities, primarily closed and relocated stores. In accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), through the end of the third quarter of fiscal 2002, our accounting policy was to record reserves for these obligations when management committed to closing or relocating a store or facility. Beginning in the fourth quarter of fiscal 2002, we adopted the provisions of SFAS No. 146, Costs Associated With Disposal Activities, and began recognizing exit costs for any store closures at the time the store is closed. While the adoption of SFAS No. 146 does not change our policy for calculating store closure reserves, it does change the timing of the recognition of the related expense in future periods.

      The cost of closing a store or facility is calculated as the lesser of the present value of future rental obligations remaining under the lease (less estimated sublease rental income) or the lease termination fee. Once a store has been identified for closure, we accelerate the remaining depreciation so the assets are fully depreciated at the date of closure. The determination of the reserves is dependent on our ability to make reasonable estimates of costs to be incurred post-closure and of rental income to be received from subleases. In planning our store closures, we generally try to time our exits as close to the lease termination date as possible to minimize the need for sublease income to offset any remaining lease obligation. The reserves could vary materially if market conditions were to vary significantly from our assumptions.

      Stock-Based Compensation– We have elected to follow APB Opinion No. 25, Accounting For Stock Issued To Employees, and related guidance in accounting for our employee stock options. The exercise price of our employee stock options equals the market price of the underlying stock on the date of grant and, as a result, we do not recognize compensation expense for stock option grants.

      Pro forma information regarding net income and earnings per common share, as required by the provisions of SFAS No. 123, Accounting For Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation– Transition and Disclosure, has been determined as if we had accounted for our employee stock options under the fair value method. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting periods. Our pro forma information is as follows:

	Fiscal Year

	2003	2002 (1)	2001

	(In thousands except per share data)
Net income, as reported	$177,845	$140,297	$89,030
Stock-based employee compensation cost:
As if fair value method were applied, net of income tax	16,684	14,368	12,769

Pro forma net income	$161,161	$125,929	$76,261

Earnings per common share, as reported:
Basic	$2.65	$2.11	$1.37

Diluted	$2.54	$1.99	$1.33

Pro forma earnings per common share:
Basic	$2.40	$1.89	$1.18

Diluted	$2.35	$1.83	$1.15

Pro forma weighted average shares outstanding:
Basic	67,178	66,648	64,757
Diluted	68,462	68,752	66,081

(1)	Fiscal 2002 net income includes the cumulative effect of the change in accounting principle, net of income tax, related to cooperative advertising allowances. See Note 2 of Notes to Consolidated Financial Statements.

General

      We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. References to fiscal year mean the year in which that fiscal year began. Fiscal 2003 ended on January 31, 2004, fiscal 2002 ended on February 1, 2003, and fiscal 2001 ended on February 2, 2002, and each contained 52 weeks. All references herein to fiscal 2004 relate to the 52 weeks ending January 29, 2005.

Change in Accounting Principle

      In November 2002, the EITF reached consensus on Issue 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor. Issue 02-16 addresses the accounting for cash consideration received by a customer from a vendor (e.g., slotting fees, cooperative advertising payments, buydowns) and rebates or refunds from a vendor that are payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. Issue 02-16 is effective for new arrangements or modifications to existing arrangements entered into after December 31, 2002, although early adoption is permitted. We elected to adopt early, effective February 3, 2002, the provisions of Issue 02-16. Accordingly, in fiscal 2002, we recorded a cumulative effect of accounting change of $12.6 million, $7.4 million net of income tax, for the impact of this adoption on prior fiscal years. This adoption also resulted in the reclassification of our cooperative advertising payments earned in fiscal 2002 from selling, general, and administrative expense to cost of sales and occupancy expense retroactively as of the beginning of fiscal 2002. The fiscal 2002 impact on income before cumulative effect of accounting change was immaterial.

      The following pro forma financial information for fiscal 2001 reflects the impact of Issue 02-16 as if it had been adopted prior to fiscal 2001:

	Fiscal 2001

	As Reported	Pro Forma

	(In thousands
	except per share data)
Net sales	$2,530,727	$2,530,727
Cost of sales and occupancy expense	1,660,771	1,631,541

Gross profit	869,956	899,186
Selling, general, and administrative expense	671,692	701,318
Store pre-opening costs	10,379	10,379
Litigation settlement	8,169	8,169

Operating income	179,716	179,320
Interest expense	29,926	29,926
Other (income) and expense, net	(1,109)	(1,109)

Income before income taxes	150,899	150,503
Provision for income taxes	61,869	61,707

Net income	$89,030	$88,796

Earnings per common share:
Basic	$1.37	$1.37

Diluted	$1.33	$1.33

Selected Balance Sheet Information:
Merchandise inventories	$714,309	$701,710
Retained earnings	362,368	354,622

Results of Operations

      The following table sets forth the percentage relationship to net sales of each line item of our consolidated statements of income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

	Fiscal Year

	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	63.3	63.2	65.6

Gross profit	36.7	36.8	34.4
Selling, general, and administrative expense	26.6	27.1	26.5
Store pre-opening costs	0.3	0.3	0.4
Litigation settlements	-	-	0.4

Operating income	9.8	9.4	7.1
Interest expense	0.7	0.7	1.2
Other (income) and expense, net	(0.1)	(0.1)	(0.0)

Income before income taxes and cumulative effect of accounting change	9.2	8.8	5.9
Provision for income taxes	3.4	3.6	2.4

Income before cumulative effect of accounting change	5.8	5.2	3.5
Cumulative effect of accounting change for cooperative advertising allowances, net of income tax	-	0.3	-

Net income	5.8%	4.9%	3.5%

Fiscal 2003 Compared to Fiscal 2002

      Net sales increased $234.9 million, or 8%, from fiscal 2002 to fiscal 2003. Fiscal 2003 net sales included sales from our 68 new stores opened during the year, partially offset by lost sales from our five store closures, which accounted for $164.5 million of the increase in net sales. In addition, our fiscal 2003 comparable store sales increase of 2% contributed $70.3 million to the net sales increase. Comparable store sales growth was strongest in our scrapbooking, frames, seasonal, and general crafts categories. Customer traffic and average ticket each increased approximately 1% from fiscal 2002 to fiscal 2003. The increase in average ticket was driven primarily by a strengthening of the Canadian dollar (contributing 60 basis points) and favorable pricing/ product mix trends. Our ability to continue to generate comparable store sales increases is dependent, in part, on our ability to continue to maintain store in-stock positions on the top-selling items, to properly allocate merchandise to our stores, to effectively execute our sales promotion efforts, to anticipate customer demand and trends in the arts and crafts industry, and to respond to competitors’ activities.

      Cost of sales and occupancy expense, as a percentage of net sales, was relatively flat in fiscal 2003 compared to fiscal 2002. The overall increase in cost of sales and occupancy expense from fiscal 2002 to fiscal 2003 was primarily due to fiscal 2003 new store growth and our comparable store sales increase of 2%.

      Selling, general, and administrative expense, as a percentage of net sales, decreased from 27.1% in fiscal 2002 to 26.6% in fiscal 2003. Store compensation costs decreased approximately 30 basis points primarily as a result of a heightened focus on expense control during fiscal 2003. In addition, advertising and corporate general and administrative expenses were leveraged on higher net sales in fiscal 2003 compared to fiscal 2002.

      The effective tax rate was 37.6% in fiscal 2003 and 41.0% in fiscal 2002. The reduction in our fiscal 2003 effective tax rate was primarily due to the resolution of certain tax issues, most notably several issues surrounding our Canadian subsidiary, which had been pending with the Internal Revenue Service. Based on current projections, we believe our effective tax rate in fiscal 2004 will be between 37.5% and 38.5%          .

      In fiscal 2002, we changed our accounting policy with respect to recording cooperative advertising allowances. As a result, we recorded a non-cash charge of $7.4 million, net of income tax, in the first quarter of fiscal 2002 for the cumulative effect of accounting change on fiscal years prior to fiscal 2002.

      As a result of the above, net income for fiscal 2003 increased 27% to $177.8 million, or $2.54 per diluted share, from $140.3 million, or $1.99 per diluted share, in fiscal 2002. Net income before the cumulative effect of accounting change for fiscal 2002 was $147.7 million, or $2.09 per diluted share.

Fiscal 2002 Compared to Fiscal 2001

      Net sales for fiscal 2002 increased $325.6 million, or 13%, over fiscal 2001. Fiscal 2002 net sales included sales from 80 new stores that were opened during the year, partially offset by lost sales from our 11 store closures, which accounted for $218.6 million of the increase in net sales. In addition, our fiscal 2002 comparable store sales increase of 4% contributed $107.0 million to the net sales increase. Comparable store sales growth was strongest in our books, art supplies, kids’ crafts, framing, and seasonal categories.

      Cost of sales and occupancy expense, as a percentage of net sales, for fiscal 2002 was 63.2%, a decrease of 2.4% compared to fiscal 2001. This decrease was due in part to a reclassification of $33.6 million, or 1.2% of net sales, of fiscal 2002 cooperative advertising allowances from selling, general, and administrative expense in connection with our change in accounting policy. In addition, this decrease as a percentage of net sales was due to improved merchandise margins and a leveraging of store occupancy expense on higher net sales compared to fiscal 2001.

      During the fourth quarter of fiscal 2001, we recorded a $14.8 million markdown reserve to reflect the net realizable value of certain merchandise that did not conform to each store’s specific planogram SKU program. As of the end of the second quarter of fiscal 2002, essentially all of this merchandise had been liquidated and the related markdown reserve was fully utilized as part of the liquidation process.

      Selling, general, and administrative expense, as a percentage of net sales, was 27.1% in fiscal 2002 compared to 26.5% in fiscal 2001. The increase as a percentage of net sales was primarily due to a reclassification of $33.6 million, or 1.2% of net sales, of fiscal 2002 cooperative advertising allowances to cost of sales and occupancy expense in connection with our change in accounting policy. This increase was partially offset by a leveraging of certain store and corporate expenses, which are fixed in nature, resulting from higher net sales in fiscal 2002 compared with fiscal 2001. Furthermore, as a result of our adoption of the provisions of SFAS No. 142 in the first quarter of fiscal 2002, amortization expense decreased $3.7 million in fiscal 2002 compared with fiscal 2001.

      On June 6, 2001, we negotiated a settlement of the purported class action brought by one of our former assistant managers, Taiyeb Raniwala. As a result, we recorded a litigation settlement charge of $3.2 million in fiscal 2001, covering all claims, attorneys’ fees, and estimated payroll taxes. The settlement, in exchange for a full release of claims, received final approval from the court on November 20, 2001, and distribution of the settlement proceeds was made on January 19, 2002.

      On March 15, 2002, Aaron Brothers negotiated a settlement of the purported class action brought by Suzanne Collins, a former Aaron Brothers assistant manager. As a result, Aaron Brothers recorded a litigation settlement charge of $5.0 million in fiscal 2001, covering all claims, attorneys’ fees, and estimated payroll taxes. The settlement, in exchange for a full release of claims, received final approval from the court on June 12, 2002, and distribution of the settlement proceeds was made to the settlement administrator on August 16, 2002.

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

      In fiscal 2002, we changed our accounting policy with respect to recording cooperative advertising allowances. As a result, we recorded a non-cash charge of $7.4 million, net of income tax, in the first quarter of fiscal 2002 for the cumulative effect of accounting change on fiscal years prior to fiscal 2002.

      As a result of the above, net income for fiscal 2002 increased 58% to $140.3 million, or $1.99 per diluted share, from $89.0 million, or $1.33 per diluted share, for fiscal 2001. Net income before the cumulative effect of accounting change for fiscal 2002 was $147.7 million, or $2.09 per diluted share, an increase of 66% from fiscal 2001.

Liquidity and Capital Resources

      Our cash and equivalents increased $123.8 million, or 57%, from $218.0 million at the end of fiscal 2002 to $341.8 million at the end of fiscal 2003. We require cash principally for day-to-day operations and to finance capital investments, inventory for new stores, and seasonal working capital needs. In recent years, we have financed our operations, new store openings and other capital investments, Common Stock repurchases, and dividend payments primarily with cash from operations, proceeds from the exercise of stock options, and borrowings under our Credit Agreement.

Cash Flow from Operating Activities

      Cash flow provided by operating activities in fiscal 2003 was $289.5 million compared to $109.5 million in fiscal 2002. The increase in cash provided by operating activities was due, in part, to an increase of $37.5 million in net income as a result of sales growth and a greater focus on expense control. In addition, we used $135.6 million less cash in fiscal 2003 compared to the prior year to support the increase in merchandise inventories, net of accounts payable, primarily as a result of the timing of inventory purchases and related payments. Inventories per Michaels store of $1.045 million at January 31, 2004 increased 2.6% from $1.018 million at February 1, 2003.

Cash Flow from Investing Activities

      Cash flow from investing activities in fiscal 2003 was primarily the result of the following capital expenditure activities:

	Fiscal Year

	2003 (1)	2002 (2)	2001 (3)

	(In thousands)
New and relocated stores and stores not yet opened	$37,964	$51,445	$61,070
Existing stores	17,576	18,440	20,269
Distribution system expansion, net of landlord reimbursements	29,100	17,673	29,932
Information systems	13,053	15,323	10,954
Corporate and other	5,417	6,028	6,366

	103,110	108,909	128,591
Proceeds from sale/ leaseback transaction	-	-	(26,886)

	$103,110	$108,909	$101,705

(1)	In fiscal 2003, we incurred capital expenditures related to the construction of our new Illinois distribution center, the opening of 55 Michaels, 10 Aaron Brothers, two ReCollections, and one Star Wholesale store and the relocation of 16 Michaels stores.
(2)	In fiscal 2002, we incurred capital expenditures related to the completion of our new Hazleton, Pennsylvania distribution center, the expansion of our Lancaster, California distribution center, the opening of 67 Michaels and 13 Aaron Brothers stores, and the relocation of 18 Michaels and one Aaron Brothers store. In addition, we received a landlord reimbursement in the amount of $15.1 million for the expansion of our Lancaster, California distribution center, which was completed in fiscal 2002.

(3)	In fiscal 2001, we incurred capital expenditures related to the construction of our new Hazleton, Pennsylvania distribution center, which was completed in fiscal 2002, the opening of 75 Michaels and 20 Aaron Brothers stores, and the relocation of 17 Michaels and five Aaron Brothers stores. In fiscal 2001, we received proceeds in the amount of $26.9 million from the completion of a sale/ leaseback transaction for two distribution center properties which we purchased in December 2000.

      We currently estimate that our capital expenditures will be approximately $117.0 million in fiscal 2004. We anticipate spending approximately $32.0 million to open approximately 45 new Michaels, six to eight Aaron Brothers, and six to eight ReCollections stores; $36.0 million for approximately 30 store relocations and improvements in existing stores; $14.0 million for new and existing distribution centers; $20.0 million on information systems projects; and $15.0 million for corporate expansion and various other capital investment activities. We expect to spend on average approximately $1.1 million to open a new Michaels store, which includes $500,000 in net inventory and $100,000 of pre-opening costs; and $497,000 to open a new Aaron Brothers store, which includes $71,000 in net inventory and $31,000 of pre-opening costs. We anticipate that our new Michaels stores, as a group, will become profitable within their first 12 months of operation.

Cash Flow from Financing Activities

      In July 2001, we issued $200 million in principal amount of 9 1/4% Senior Notes due July 1, 2009 in a private placement under Securities and Exchange Commission Rule 144A to a limited number of qualified institutional buyers. In October 2001, as required by the contract with the purchasers of the Senior Notes due 2009, we completed a registered exchange of all the privately placed Senior Notes due 2009 for an equal principal amount of Senior Notes due 2009 having substantially identical terms. The Senior Notes due 2009 are unsecured and interest thereon is payable semi-annually on each January 1 and July 1, beginning on January 1, 2002. The Senior Notes due 2009 are first callable, in part or in full, in July 2005.

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

      In June 2003, our Board of Directors declared our first-ever quarterly cash dividend of $0.10 per share of our Common Stock. Quarterly cash dividends of $0.10 per share were also declared in September and December 2003. On March 16, 2004, our Board of Directors approved a cash dividend of $0.12 per share, to be paid on April 30, 2004, to stockholders of record at the close of business on April 15, 2004. These dividends reflect our strengthening financial position and our Board of Director’s commitment to encouraging long-term investment by a diverse stockholder base. We did not pay any dividends on our Common Stock during fiscal 2002 or 2001.

      The following table sets forth information regarding our Common Stock repurchase plans as of January 31, 2004 (and accordingly does not reflect the February 2, 2004 Board of Directors authorization for the repurchase of up to an additional 2.5 million shares of our Common Stock):

	Shares			Shares
	Authorized for	Shares		Available for
	Repurchase	Repurchased		Repurchase

December 5, 2000 repurchase plan	2,000,000 (1)	(2,000,000	)(2)	- (1)
September 11, 2002 repurchase plan	1,000,000	(1,000,000	)(3)	-
June 18, 2003 repurchase plan	1,000,000	(591,900	)(4)	408,100

	4,000,000	(3,591,900)		408,100

(Notes on following page.)

(Notes from table on preceding page.)

(1)	On December 5, 2000, our Board of Directors authorized the repurchase of up to 2.0 million shares of our outstanding Common Stock. By later resolutions, our Board of Directors provided that proceeds of the exercise of options under our 2001 General Stock Option Plan may be used to repurchase shares under the 2000 repurchase plan and that the maximum number of shares authorized to be repurchased under the 2000 repurchase plan may be increased to the extent necessary to so use the proceeds from such option exercises.
(2)	In the first quarter of fiscal 2003, we repurchased and subsequently retired 557,900 shares of our Common Stock at an average cost of $26.05 per share under the 2000 repurchase plan. As of April 1, 2003, we had repurchased and retired a total of 2.0 million shares under the 2000 repurchase plan at an average cost of $22.25 per share and, as a result, we have used the entire fixed portion of the authority originally provided in the 2000 repurchase plan. As of January 31, 2004, no repurchases from proceeds of stock option exercises under the 2001 General Stock Option Plan had been made since no options outstanding under the 2001 General Stock Option Plan had been exercised as of that date.
(3)	During fiscal 2003, we repurchased and subsequently retired the total 1.0 million shares of our Common Stock authorized under the 2002 repurchase plan at an average cost of $35.45 per share.
(4)	In fiscal 2003, we repurchased and subsequently retired 591,900 shares of our Common Stock authorized under the 2003 repurchase plan at an average cost of $43.10 per share.

      We anticipate that we will continue to repurchase shares of our Common Stock in fiscal 2004. Under the agreements governing our outstanding indebtedness, we can only repurchase shares of our Common Stock if we maintain or comply with specified financial ratios and other covenants. We may also be restricted by regulations of the Securities and Exchange Commission from making future repurchases during certain time periods.

      Proceeds from the exercise of outstanding stock options have served as a source of cash for us, and we expect to receive proceeds from the exercise of outstanding stock options and options to be granted under our stock option plans in the future. Proceeds from the exercise of stock options were $30.7 million, $34.7 million, and $26.2 million in fiscal 2003, 2002, and 2001, respectively. Proceeds from the exercise of stock options under our 2001 General Stock Option Plan are required to be used to repurchase shares of our own Common Stock under the 2000 repurchase plan, except where not permitted by law or there is a compelling need to use the proceeds for other corporate purposes.

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

      We are in compliance with all terms and conditions of the Credit Agreement. During fiscal 2003, we had no borrowings under our Credit Agreement. No borrowings were outstanding under the Credit Agreement as of January 31, 2004 or February 1, 2003. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit Agreement ($26.1 million as of January 31, 2004). The following table sets forth certain data related to borrowings under our Credit Agreement and our previous $100 million bank credit facility:

	Fiscal Year

	2003	2002	2001

Days of borrowings outstanding	-	123	245
Average outstanding borrowings (in thousands)	$-	$81,811	$46,921
Weighted average interest rate	-%	2.8%	5.2%

General

      We believe that our available cash, funds generated by operating activities, funds available under the Credit Agreement, and proceeds from the exercise of stock options will be sufficient to fund planned capital expenditures, working capital requirements, and any anticipated dividend payments or stock repurchases for the foreseeable future.

Contractual Obligations

      All of our significant contractual obligations are fully recorded on our Consolidated Balance Sheets or fully discussed in our Notes to Consolidated Financial Statements. We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

      It is not our business practice to enter into off-balance sheet arrangements, except for arrangements related to operating lease commitments, service contract commitments, and letters of credit, as disclosed in the table below. In addition, it is not our normal policy to issue guarantees to third parties. We currently have no commitments for capital leases and do not expect that to change in the immediate future.

      As of January 31, 2004, our contractual obligations were as follows:

	Payments Due By Fiscal Year

		Less Than			More Than
	Total	1 Year	2-3 Years	4-5 Years	5 Years

	(In thousands)
Long-term debt (1)	$200,000	$-	$-	$-	$200,000
Interest on long-term debt (1)	100,208	18,500	37,000	37,000	7,708
Operating lease commitments (2)	1,720,924	244,939	457,197	392,554	626,234
Other commitments (3)	67,907	40,487	1,313	55	26,052

	$2,089,039	$303,926	$495,510	$429,609	$859,994

(1)	Long-term debt includes our Senior Notes due 2009, which are first callable, in part or in full, in July 2005. We pay interest semi-annually at a rate of 9 1/4% per annum.
(2)	Our operating lease commitments generally include non-cancelable leases for property and equipment used in our operations.
(3)	Other commitments primarily include service contract obligations and letters of credit.

      Additional information regarding our commitments and contingencies is provided in Note 8 of Notes to Consolidated Financial Statements.

Seasonality

      Our business is highly seasonal, with higher sales in the third and fourth fiscal quarters. For the last seven fiscal years, our fourth quarter, which includes the Christmas selling season, has accounted for approximately 35% of our sales and approximately 56% of our operating income.

Recent Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. FIN 46 requires companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities created after January 31, 2003, and to variable interest entities in which a company obtains an interest after that date. It applies to the first fiscal year or interim period ending after December 15, 2003. We have no variable interest entities as defined under the provisions of FIN 46. Therefore, the adoption of the provisions of FIN 46 had no impact on our operating results or financial position.

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

Our Success Will Depend on How Well We Manage Our Growth

      Even if we are able to implement, to a significant degree, our key business strategy of expanding our store base, we may experience problems, which may prevent any significant increase in profitability or negatively impact our cash flow. For example:

•	the costs of opening and operating new stores may offset the increased sales generated by the additional stores;
•	the closure of unsuccessful stores may result in the retention of liability for expensive leases;
•	a significant portion of our management’s time and energy may be consumed with issues unrelated to advancing our core business strategy which could possibly result in a deterioration of our operating results;
•	our expansion may outpace our planned technological advances with the possible consequences of breakdowns in our supply chain management and reduced effectiveness of our operational controls;
•	we may be unable to hire, train, and retain qualified managers and other associates;
•	our suppliers may be unable to meet the increased demand of additional stores in a timely manner; and
•	we may be unable to expand our existing distribution centers or use third-party distribution centers on a cost-effective basis to provide merchandise for sale by our new stores.

We May Be Unsuccessful in Our Implementation and Maintenance of Our Perpetual Inventory and Automated Replenishment Systems

      Although we have completed the rollout of our perpetual inventory system, as of March 24, 2004, we are about 65% complete in the implementation of our automated inventory replenishment system that we believe is necessary to improve store in-stock positions and better forecast and manage inventory levels and merchandise ordering quantities for our growing number of stores. Delays in the full utilization of these new systems, or disruptions from an imperfect introduction of these new systems, could have a materially adverse impact on our financial condition and operating results.

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

Changes in Customer Demands Could Materially Adversely Affect Our Sales, Operating Results, and Cash Flow

      Our success depends on our ability to anticipate and respond in a timely manner to changing customer demand and preferences for products and supplies used in creative activities. If we misjudge the market, we may significantly overstock unpopular products and be forced to take significant inventory markdowns, which would have a negative impact on our operating results and cash flow. However, shortages of key items could have a materially adverse impact on our operating results. In addition, adverse weather conditions, unfavorable economic trends, and consumer confidence volatility, as a result of, among other things, terrorist attacks, terrorist threats, and war, could have a material adverse impact on our sales and operating results. Conversely, our sales and operating results could temporarily benefit from increased demand for family oriented, at-home activities as consumers respond to terrorist threats, attacks, or war, but these benefits may not be sustainable.

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

Risks Relating to Foreign Suppliers

      We rely to a significant extent on foreign manufacturers of various products that we sell. In addition, many of our domestic suppliers purchase a portion of their products from foreign sources. This reliance increases the risk that we will not have adequate and timely supplies of various products due to local political, economic, social, or environmental conditions, transportation delays (including dock strikes and other work stoppages), restrictive actions by foreign governments, or changes in United States laws and regulations affecting imports or domestic distribution. Reliance on foreign manufacturers also increases our exposure to fluctuations in exchange rates (including the potential revaluation of the Chinese Yuan) and trade infringement claims and reduces our ability to return product for various reasons.

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

Competition Could Negatively Impact Our Operations

      The retail arts and crafts industry is competitive, which could result in the reduction of our prices and our loss of market share. We must remain competitive in the areas of quality, price, breadth of selection, customer service, and convenience. Our primary competition is comprised of specialty arts and crafts retailers, which include Hobby Lobby, A.C. Moore Arts & Crafts, Inc., Jo-Ann superstores (operated by Jo-Ann Stores, Inc.), and Garden Ridge Corporation. We also compete with mass merchants, who dedicate a portion of their selling space to a limited selection of craft supplies and seasonal and holiday merchandise, regional chains, and local merchants. Some of our competitors, particularly the mass merchants, are larger and have greater financial resources than we do. In addition, alternative methods of selling crafts, such as over the Internet, could result in additional competitors in the future and increased price competition since our customers could more readily comparison shop. Furthermore, we ultimately compete with alternative sources of entertainment and leisure for our customers.

The Amount of Debt We Have Could Adversely Affect Us by Reducing Our Flexibility to Respond to Changing Business and Economic Conditions

      Our needs for cash in the future will depend on many factors that are difficult to predict, including our results of operations and efforts to expand our existing operations. We believe, based on current circumstances, that our available cash, funds generated by operating activities, together with available borrowings under our bank credit facility and proceeds from the exercise of stock options, will be sufficient to meet our liquidity needs for the foreseeable future. However, we cannot assure you that our business will generate cash flow at or above current levels. If we are unable to generate sufficient cash flow from operations in the future to repay our debt as it becomes due and make necessary investments, we may be required to restructure or refinance all or a portion of our existing debt, seek new borrowings, reduce or delay capital expenditures, sell assets, seek additional equity capital, or delay, scale back, or eliminate some aspects of our operations, including delaying our plans for new store openings.

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

The Covenant Restrictions in Our Debt Restrict Our Operations

      We and our subsidiaries are subject to significant operating and financial restrictions contained in the instruments governing the Senior Notes due 2009 and our other indebtedness. Those restrictions affect, and in many respects significantly limit or prohibit, among other things, our ability to:

•	incur additional indebtedness,
•	make various investments,
•	issue or sell our restricted subsidiaries’ capital stock,
•	engage in transactions with affiliates,
•	make various distributions,

•	sell or securitize accounts receivable,
•	provide negative pledges,
•	make capital expenditures beyond specific limitations,
•	engage in derivative transactions other than in the ordinary course of business,
•	create various liens, or
•	merge, consolidate, and sell assets.

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

      We invest cash balances in excess of operating requirements primarily in money market mutual funds and short-term interest-bearing securities, generally with maturities of 90 days or less. The fair value of our cash and equivalents at January 31, 2004 approximated carrying value. The interest rates on our revolving line of credit are repriced frequently, at market rates, which would result in carrying amounts that approximate fair value. We had no borrowings outstanding under the line of credit at January 31, 2004. We believe that the effect, if any, of possible near-term changes in interest rates on our financial position, results of operations, and cash flows would not be material. The fair value of our Senior Notes due 2009 was estimated to be $222.0 million at January 31, 2004, which was $22.0 million greater than carrying value. Generally, the fair value of our fixed interest rate long-term debt will increase as interest rates fall and decrease as interest rates rise. Market risk was estimated as the potential increase in the fair value resulting from a hypothetical 10% decrease in the interest rates used by the dealers to quote the fair value of our long-term debt at January 31, 2004, which would result in an increase in fair value of approximately $6.7 million. See Note 4 of Notes to Consolidated Financial Statements.

      The table below presents principal cash flows and related weighted average interest rates of our long-term debt at January 31, 2004, by year of maturity (dollars in thousands):

	Fiscal Year

	2004	2005	2006	2007	2008	Thereafter

Long-term debt	$-	$-	$-	$-	$-	$200,000
Weighted average interest rate	9.25%	9.25%	9.25%	9.25%	9.25%	9.25%

ITEM 8.	Consolidated Financial Statements and Supplementary Data.

      The Consolidated Financial Statements and Supplementary Data are included as an annex of this report. See the Index to Consolidated Financial Statements and Supplementary Data on page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      There were no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended January 31, 2004.

ITEM 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

      We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934). An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President– Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Executive Vice President– Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Change in Internal Control over Financial Reporting

      There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant.

      Certain information concerning our directors is set forth in the Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on June 17, 2004 under the heading “Proposal For Election of Directors,” which is incorporated herein by reference. Certain information concerning our executive officers is set forth under the heading “Executive Officers of the Registrant” in Item 1 of this Annual Report, which is incorporated herein by reference. The information concerning compliance with Section 16(a) of the Exchange Act is set forth in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which is incorporated herein by reference.

      The information concerning our audit committee is set forth in the Proxy Statement under the heading “Corporate Governance,” which is incorporated herein by reference. The information concerning our audit committee financial expert is set forth in the Proxy Statement under the heading “Corporate Governance,” which is incorporated herein by reference.

      The information concerning our Code of Business Conduct and Ethics that applies to the principal executive officer, financial officer, and accounting officer or controller, or persons performing similar functions is set forth in the Proxy Statement under the heading “Corporate Governance,” which is incorporated herein by reference.

ITEM 11.	Executive Compensation.

      The information concerning executive compensation is set forth in the Proxy Statement under the headings “Management Compensation,” “Compensation of Directors,” and “Corporate Governance,” which is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading “Principal Stockholders and Management Ownership,” which is incorporated herein by reference. The information regarding our equity plans under which shares of our Common Stock are authorized for issuance is set forth in the Proxy Statement under the heading “Equity Compensation Plan Information,” which is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions.

      The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the heading “Certain Transactions,” which is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services.

      The information concerning principal accountant fees and services is set forth in the Proxy Statement under the heading “Independent Auditors’ Fees,” which is incorporated herein by reference.

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

3.1
Restated Certificate of Incorporation of Michaels Stores, Inc., as amended (previously filed as Exhibit 4.1 to Form 10-Q for period ended November 3, 2001, filed by Registrant on December 18, 2001, SEC File No. 001-09338).

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

3.4	Amended and Restated Bylaws of Michaels Stores, Inc. (previously filed as Exhibit 4.4 to Form S-8 (Registration No. 333-71054), filed by Registrant on October 5, 2001).
4.1	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to Form 10-K for the year ended February 1, 2003, filed by Registrant on April 11, 2003, SEC File No. 001-09338).
4.2
Indenture, dated as of July 6, 2001, by and between the Michaels Stores, Inc. and The Bank of New York, as Trustee (previously filed as Exhibit 4.3 to Form S-4 (Registration No. 333-66462), filed by Registrant on August 1, 2001).

10.1
Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated effective August 1, 1999 (previously filed as Exhibit 10.1 to Form 10-Q for period ended August 4, 2001, filed by Registrant on September 18, 2001, SEC File No. 000-11822).*

10.2
First Amendment to the Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated effective August 1, 1999, dated December 5, 2001 (previously filed as Exhibit 10.2 to Form 10-Q for period ended May 4, 2002, filed by Registrant on June 18, 2002, SEC File No. 001-09338).*

10.3
Second Amendment to the Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated effective August 1, 1999, dated January 17, 2002 (previously filed as Exhibit 10.3 to Form 10-Q for period ended May 4, 2002, filed by Registrant on June 18, 2002, SEC File No. 001-09338).*

10.4
Third Amendment to the Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated effective August 1, 1999, dated December 3, 2002 (previously filed as Exhibit 10.1 to Form 10-Q for period ended November 1, 2003, filed by Registrant on December 16, 2003, SEC File No. 001-09338).*

10.5	Michaels Stores, Inc. Amended and Restated 1997 Employees Stock Purchase Plan (previously filed as Exhibit 99.2 to Form 8-K, filed by Registrant on February 1, 2002, SEC File No. 001-09338).*
10.6	Michaels Stores, Inc. Amended and Restated 1997 Stock Option Plan (previously filed as Exhibit 99.1 to Form 8-K filed by the Registrant on July 24, 2003, SEC File No. 001-09338).*

Exhibit
Number	Description of Exhibit

10.7	Michaels Stores, Inc. Second Amended and Restated 2001 Employee Stock Option Plan (previously filed as Exhibit 99.3 to Form 8-K filed by the Registrant on July 24, 2003, SEC File No. 001-09338).
10.8	Michaels Stores, Inc. Amended and Restated 2001 General Stock Option Plan (previously filed as Exhibit 99.2 to Form 8-K filed by the Registrant on July 24, 2003, SEC File No. 001-09338).*
10.9
Michaels Stores, Inc. Deferred Compensation Plan, as amended and restated effective as of July 18, 2003 (previously filed as Exhibit 99.4 to Form 8-K filed by the Registrant on July 24, 2003, SEC File No. 001-09338).*

10.10	Form of Fiscal Year 2003 Bonus Plan for President and Chief Executive Officer/President — Michaels Stores Group/Corporate Executive Vice President (filed herewith).*
10.11	Form of Fiscal Year 2003 Bonus Plan for Executive Vice President — Store Operations (filed herewith).*
10.12
Form of Employment Agreement between Michaels Stores, Inc. and Douglas B. Sullivan (previously filed as Exhibit 10.5 to Form 10-K for the year ended January 31, 1998, filed by Registrant on May 1, 1998, SEC File No. 000-11822).*

10.13
Employment Agreement between Michaels Stores, Inc. and R. Michael Rouleau, dated March 20, 2001 (previously filed as Exhibit 10.22 to Form 10-K for year ended February 3, 2001, filed by Registrant on April 30, 2001, SEC File No. 000-11822).*

10.14
Amendment to Employment Agreement between Michaels Stores, Inc. and R. Michael Rouleau, dated July 16, 2002 (previously filed as Exhibit 10.1 to Form 10-Q for period ended August 3, 2002, filed by Registrant on September 17, 2002, SEC File No. 001-09338).*

10.15
Form of Director Indemnification Agreement between Michaels Stores, Inc. and certain directors of the Registrant (previously filed as Exhibit 10.2 to Form 10-Q for period ended November 1, 2003, filed by Registrant on December 16, 2003, SEC File No. 001-09338).

10.16
Form of Officer Indemnification Agreement between Michaels Stores, Inc. and certain officers of the Registrant (previously filed as Exhibit 10.3 to Form 10-Q for period ended November 1, 2003, filed by Registrant on December 16, 2003, SEC File No. 001-09338).

10.17
Term Lease Master Agreement between IBM Credit Corporation as Lessor and Michaels Stores, Inc. as Lessee (previously filed as Exhibit 10.18 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).

10.18
Revolving Credit Agreement, dated May 1, 2001, between Michaels Stores, Inc. and Fleet National Bank and the other lenders named therein (previously filed as Exhibit 10.1 to Form 10-Q for period ended May 5, 2001, filed by Registrant on June 19, 2001, SEC File No. 000-11822).

10.19
First Amendment and Consent to Revolving Credit Agreement, dated as of December 31, 2001, among Michaels Stores, Inc., Fleet National Bank, and the other lenders named therein (previously filed as Exhibit 10.16 to Form 10-K for the year ended February 2, 2002, filed by Registrant on April 12, 2002, SEC File No. 001-09338).

10.20	Second Amendment and Consent to Revolving Credit Agreement, dated as of December 31, 2003, among Michaels Stores, Inc., Fleet National Bank, and the other lenders named therein (filed herewith).
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

Exhibit
Number	Description of Exhibit

10.23
First Amendment to Common Stock and Warrant Agreement, dated October 31, 1984, between The First Dallas Group, Ltd. and Michaels Stores, Inc. (previously filed as Exhibit 4.3 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 30, 1993, SEC File No. 000-11822).

10.24
Second Amendment to Common Stock and Warrant Agreement, dated November 28, 1984, between First Dallas Investments-Michaels I, Ltd. and Michaels Stores, Inc. (previously filed as Exhibit 4.4 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 30, 1993, SEC File No. 000-11822).

10.25
Third Amendment to Common Stock and Warrant Agreement, dated February 27, 1985, between First Dallas Investments-Michaels I, Ltd., The First Dallas Group, Ltd., Sam Wyly, Charles J. Wyly, Jr., and Michaels Stores, Inc. (previously filed as Exhibit 10.23 to Form S-1 (Registration No. 33-09456), filed by Registrant on October 14, 1986).

10.26
Amendment to Common Stock and Warrant Agreement, dated as of September 1, 1992, between Michaels Stores, Inc. and the other parties named therein (previously filed as Exhibit 4.8 to Form S-8 (Registration No. 33-54726), filed by Registrant on November 20, 1992).

21.1	Subsidiaries of Michaels Stores, Inc. (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
31.1	Certifications of R. Michael Rouleau pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

b)	Reports on Form 8-K. The following reports were filed or furnished by the Registrant during the quarter ended January 31, 2004.

1.	Report on Form 8-K, dated and furnished to the Securities and Exchange Commission on November 6, 2003, reporting information pursuant to Item 12.
2.	Report on Form 8-K, dated and furnished to the Securities and Exchange Commission on November 25, 2003, reporting information pursuant to Item 12.

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

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Michaels Stores, Inc.

      We have audited the accompanying consolidated balance sheets of Michaels Stores, Inc. and subsidiaries (the “Company”) as of January 31, 2004 and February 1, 2003, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended January 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michaels Stores, Inc. and subsidiaries at January 31, 2004 and February 1, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States.

      As discussed in Notes 1 and 2 to the consolidated financial statements, in fiscal 2002 the Company changed its method of accounting for co-op advertising arrangements and its method of accounting for goodwill.

/s/ ERNST & YOUNG LLP

Dallas, Texas

March 1, 2004

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	January 31,	February 1,
	2004	2003

ASSETS
Current assets:
Cash and equivalents	$341,825	$218,031
Merchandise inventories	892,923	809,418
Prepaid expenses and other	29,198	18,639
Deferred income taxes	19,426	20,352

Total current assets	1,283,372	1,066,440

Property and equipment, at cost	808,230	716,299
Less accumulated depreciation	(420,313)	(348,602)

	387,917	367,697

Goodwill	115,839	115,839
Other assets	14,519	10,997

	130,358	126,836

Total assets	$1,801,647	$1,560,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$172,708	$94,764
Accrued liabilities and other	194,395	181,867
Income taxes payable	2,377	22,823

Total current liabilities	369,480	299,454

9 1/4% Senior Notes due 2009	200,000	200,000
Deferred income taxes	28,241	21,511
Other long-term liabilities	36,628	27,981

Total long-term liabilities	264,869	249,492

	634,349	548,946

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value, 2,000,000 shares authorized, none issued	-	-
Common Stock, $0.10 par value, 150,000,000 shares authorized; shares issued and outstanding of 67,997,567 at January 31, 2004 and 67,466,612 at February 1, 2003	6,800	6,747
Additional paid-in capital	495,910	504,792
Retained earnings	660,365	502,665
Accumulated other comprehensive income/ (loss)	4,223	(2,177)

Total stockholders’ equity	1,167,298	1,012,027

Total liabilities and stockholders’ equity	$1,801,647	$1,560,973

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)

	Fiscal Year

	2003	2002	2001

Net sales	$3,091,256	$2,856,373	$2,530,727
Cost of sales and occupancy expense	1,957,273	1,803,991	1,660,771

Gross profit	1,133,983	1,052,382	869,956
Selling, general, and administrative expense	823,161	773,944	671,692
Store pre-opening costs	8,071	8,644	10,379
Litigation settlements	-	-	8,169

Operating income	302,751	269,794	179,716
Interest expense	20,262	21,074	29,926
Other (income) and expense, net	(2,701)	(1,669)	(1,109)

Income before income taxes and cumulative effect of accounting change	285,190	250,389	150,899
Provision for income taxes	107,345	102,659	61,869

Income before cumulative effect of accounting change	177,845	147,730	89,030
Cumulative effect of accounting change for cooperative advertising allowances, net of income tax of $5,165	-	7,433	-

Net income	$177,845	$140,297	$89,030

Basic earnings per common share:
Income before cumulative effect of accounting change	$2.65	$2.22	$1.37
Cumulative effect of accounting change, net of income tax	-	0.11	-

Net income	$2.65	$2.11	$1.37

Diluted earnings per common share:
Income before cumulative effect of accounting change	$2.54	$2.09	$1.33
Cumulative effect of accounting change, net of income tax	-	0.10	-

Net income	$2.54	$1.99	$1.33

Dividends per common share	$0.30	$-	$-

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year

	2003	2002	2001

Operating activities:
Net income	$177,845	$140,297	$89,030
Adjustments:
Depreciation	83,472	78,927	65,290
Amortization	397	401	4,121
Non-cash charge for the cumulative effect of accounting change	-	12,598	-
Loss from early extinguishment of debt	-	-	9,013
Other	1,115	1,103	899
Changes in assets and liabilities:
Merchandise inventories	(83,505)	(107,707)	(50,609)
Prepaid expenses and other	(10,559)	3,081	2,852
Deferred income taxes and other	11,503	9,471	(8,379)
Accounts payable	77,944	(33,448)	(15,012)
Income taxes payable	13,287	8,040	40,691
Accrued liabilities and other	18,007	(3,281)	39,361

Net change in assets and liabilities	26,677	(123,844)	8,904

Net cash provided by operating activities	289,506	109,482	177,257

Investing activities:
Additions to property and equipment, net of landlord reimbursements	(103,110)	(108,909)	(128,591)
Proceeds from sale/ leaseback transaction	-	-	26,886
Net proceeds from sales of property and equipment	105	830	61

Net cash used in investing activities	(103,005)	(108,079)	(101,644)

Financing activities:
Proceeds from issuance of 9 1/4% Senior Notes due 2009	-	-	194,400
Redemption of 10 7/8% Senior Notes due 2006	-	-	(131,798)
Cash dividends paid to stockholders	(20,145)	-	-
Repurchase of Common Stock	(75,499)	(12,821)	-
Proceeds from stock options exercised	30,724	34,696	26,224
Proceeds from issuance of Common Stock and other	2,213	1,928	1,070
Payment of other long-term liabilities	-	(200)	(675)

Net cash (used in) provided by financing activities	(62,707)	23,603	89,221

Net increase in cash and equivalents	123,794	25,006	164,834
Cash and equivalents at beginning of period	218,031	193,025	28,191

Cash and equivalents at end of period	$341,825	$218,031	$193,025

Supplemental Cash Flow Information:
Cash paid for interest	$19,173	$20,020	$20,203

Cash paid for income taxes	$85,894	$82,318	$30,697

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Years Ended January 31, 2004
(In thousands except share data)

					Accumulated
					Other
	Number of		Additional	Retained	Comprehensive	Treasury Stock,
	Shares	Common Stock	Paid-in Capital	Earnings	Income/ (Loss)	at Cost	Total

Balance at February 3, 2001	31,836,840	$3,184	$429,688	$273,338	$(1,564)	$-	$704,646
Comprehensive income/ (loss):
Net income	-	-	-	89,030	-	-	89,030
Foreign currency translation	-	-	-	-	(2,045)	-	(2,045)

Total comprehensive income							86,985
Exercise of stock options and other	1,045,106	104	27,190	-	-	-	27,294
Tax benefit from exercise of stock options	-	-	5,639	-	-	-	5,639
Common Stock split	32,815,447	3,282	(3,282)	-	-	-	-

Balance at February 2, 2002	65,697,393	6,570	459,235	362,368	(3,609)	-	824,564
Comprehensive income:
Net income	-	-	-	140,297	-	-	140,297
Foreign currency translation	-	-	-	-	1,432	-	1,432

Total comprehensive income							141,729
Exercise of stock options and other	2,161,319	216	36,407	-	-	-	36,623
Tax benefit from exercise of stock options	-	-	21,932	-	-	-	21,932
Acquisition of treasury stock	(392,100)	-	-	-	-	(12,821)	(12,821)
Retirement of treasury stock	-	(39)	(12,782)	-	-	12,821	-

Balance at February 1, 2003	67,466,612	6,747	504,792	502,665	(2,177)	-	1,012,027
Comprehensive income:
Net income	-	-	-	177,845	-	-	177,845
Foreign currency translation and other	-	-	-	-	6,400	-	6,400

Total comprehensive income							184,245
Exercise of stock options and other	2,680,755	268	32,669	-	-	-	32,937
Tax benefit from exercise of stock options	-	-	33,733	-	-	-	33,733
Dividends declared	-	-	-	(20,145)	-	-	(20,145)
Acquisition of treasury stock	(2,149,800)	-	-	-	-	(75,499)	(75,499)
Retirement of treasury stock	-	(215)	(75,284)	-	-	75,499	-

Balance at January 31, 2004	67,997,567	$6,800	$495,910	$660,365	$4,223	$-	$1,167,298

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

Description of Business

      Michaels Stores, Inc. (together with its subsidiaries, unless the text otherwise indicates) owns and operates a chain of specialty retail stores in 48 states and Canada featuring arts, crafts, framing, floral, decorative wall décor, and seasonal merchandise for the hobbyist and do-it-yourself home decorator. Our wholly-owned subsidiary, Aaron Brothers, Inc., operates a chain of framing and art supply stores located in nine states. ReCollections, our scrapbooking/ paper crafting retail concept, operates locations in Dallas, Texas and Frisco, Texas. We also operate Star Decorators’ Wholesale Warehouse, with wholesale operations located in Atlanta, Georgia and Dallas, Texas, offering merchandise primarily to interior decorators/ designers, wedding/ event planners, florists, hotels, restaurants, and commercial display companies. In addition, we own and operate Artistree, a vertically integrated frame and moulding manufacturing operation that supplies moulding and framing to our Michaels and Aaron Brothers stores nationwide.

Fiscal Year

      We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. References to fiscal year mean the year in which that fiscal year began. Fiscal 2003 ended on January 31, 2004, fiscal 2002 ended on February 1, 2003, and fiscal 2001 ended on February 2, 2002, and each contained 52 weeks.

Consolidation

      Our consolidated financial statements include the accounts of Michaels and all wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

      Translation adjustments result from translating our Canadian subsidiary’s financial statements into U.S. dollars. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income/ (loss) in our Consolidated Statements of Stockholders’ Equity.

Cash and Equivalents

      Cash and equivalents are generally comprised of highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. We record interest income earned from our cash and equivalents as a component of other (income) and expense, net, in our financial statements. Interest income was $2.0 million, $1.7 million, and $1.4 million for fiscal 2003, 2002, and 2001, respectively.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.	Summary of Significant Accounting Policies (continued)

Merchandise Inventories

      We value our inventories at Michaels stores at the lower of cost or market as determined using a retail inventory method. Because we do not utilize perpetual inventory records to value inventory in our Michaels stores, we are required to perform complete physical inventories for a significant sample of stores at the end of each fiscal quarter to estimate ending inventories valued at retail for all Michaels stores to be used in our retail inventory model. Our sampling process is designed to count a selection of stores, which are representative of the size, age, and geographic location of the entire chain of stores. An actual physical count of merchandise is made by third party inventory counting service firms in substantially every store each fiscal year. We believe our sampling process results in a reasonable estimate of our retail inventory on hand at period end. In determining our cost of goods sold and ending inventory at cost, we utilize a single pool of inventory for our Michaels stores’ inventories. At this time, we have no formal plans to change or refine our inventory valuation method; however, we may choose to do so in the future. We will continue to evaluate our method of inventory valuation as the refinement of our perpetual inventory system enhances our inventory valuation capabilities.

      Permanent markdowns are recorded in the period in which we determine that markdowns will need to be taken to sell certain merchandise. Prior to fiscal 2002, markdowns were generally determined based on retail counts of the affected merchandise on hand at a sample of stores. Beginning in the fourth quarter of fiscal 2002, markdowns were determined based on a sample of stores’ perpetual inventory records. In fiscal 2004 and going forward, markdowns will be based on each store’s perpetual inventory records.

      We value the inventory in our distribution centers at the lower of cost or market using each distribution center’s perpetual inventory records. During the fourth quarter of fiscal 2003, we upgraded our distribution center perpetual inventory system. This system values inventory at the weighted average cost, which approximates our historical first-in, first-out method. We value the inventory at our Aaron Brothers stores using the weighted average cost method. The cost of inventory also includes certain costs associated with the purchasing, storage, handling, and warehousing of the inventory.

Property and Equipment

      Property and equipment is recorded at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. Useful lives are generally estimated as follows (in years):

Buildings	30
Fixtures and equipment	8
Leasehold improvements	10
Computer equipment	5

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.	Summary of Significant Accounting Policies (continued)

Goodwill

      In fiscal 2001 and in prior fiscal years, goodwill was amortized over 40 years on a straight-line basis. Beginning in fiscal 2002, under the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we no longer amortize goodwill, but instead goodwill is subject to annual (or, under certain circumstances, more frequent) impairment tests. We have performed the required impairment tests of goodwill and the tests have not resulted in an impairment charge. The following pro forma financial information reflects net income and diluted earnings per common share as if goodwill were not subject to amortization in fiscal 2001:

	Fiscal Year

	2003	2002	2001

	(In thousands except per share data)
Net income, as reported	$177,845	$140,297	$89,030
Add back:
Goodwill amortization, net of income taxes	-	-	2,211

Pro forma net income	$177,845	$140,297	$91,241

Pro forma earnings per common share:
Basic	$2.65	$2.11	$1.41

Diluted	$2.54	$1.99	$1.36

Impairment of Long-Lived Assets

      We periodically review long-lived assets for impairment by comparing the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss would be recognized during that period. The impairment loss is calculated as the difference between asset carrying values and the present value of estimated net cash flows or comparable market values, giving consideration to recent operating performance and pricing trends. In fiscal 2003, 2002, and 2001, we had no impairment losses related to long-lived assets.

Estimating Fair Value of Financial Instruments

      The $200 million of Senior Notes due 2009 have an estimated fair market value of $222.0 million as of January 31, 2004 based on dealer quotes.

Reserve for Closed Facilities

      We maintain a reserve for future rental obligations, carrying costs, and other closing costs related to closed facilities, primarily closed and relocated stores. In accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), through the end of the third quarter of fiscal 2002, our accounting policy was to record reserves for these obligations when management committed to closing or relocating a store or facility. Beginning in the fourth quarter of fiscal 2002, we adopted the provisions of SFAS No. 146, Costs Associated With Disposal Activities, and began recognizing exit costs for any store closures at the time the store is closed. While the adoption of SFAS No. 146 does not change our policy for calculating store closure reserves, it does change the timing of the recognition of the related expense in future periods.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.	Summary of Significant Accounting Policies (continued)

      The cost of closing a store or facility is calculated as the lesser of the present value of future rental obligations remaining under the lease (less estimated sublease rental income) or the lease termination fee. Once a store has been identified for closure, we accelerate the remaining depreciation so the assets are fully depreciated at the date of closure.

      The following is a detail of account activity related to closed facilities (in thousands):

	Fiscal Year

	2003	2002	2001

Balance at beginning of fiscal year	$10,171	$11,874	$7,999
Additions (reductions) charged to costs and expenses	(973)	4,010	9,867
Payment of rental obligations and other	(4,706)	(5,713)	(5,992)

Balance at end of fiscal year	$4,492	$10,171	$11,874

Insurance Costs

      We use a combination of insurance and self-insurance for our workers’ compensation, general liability, and employee-related health care plans. We pay premiums for these coverages, a portion of which are paid by our associates for health care costs. In addition, under our self-insurance, we pay all claims up to the limits provided for in our contracts. Liabilities associated with these plans are actuarially estimated, giving consideration to historical claims experience and industry trends.

Advertising Costs

      Advertising costs are expensed in the period in which the advertising first occurs. Prior to fiscal 2002, cooperative advertising allowances provided by vendors were recognized as an offset to advertising expense. In the fourth quarter of fiscal 2002, we adopted the provisions of Emerging Issues Task Force Issue 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor, effective retroactively as of the beginning of fiscal 2002. In accordance with the provisions of Issue 02-16, our cooperative advertising allowances are no longer recorded as an offset to advertising expense, but are accounted for as a reduction in the purchase price of merchandise.

      Advertising expense, excluding the impact of cooperative advertising allowances, was $141.6 million, $133.0 million, and $122.7 million for fiscal 2003, 2002, and 2001, respectively, and is included in selling, general, and administrative expense. See Note 2 of Notes to Consolidated Financial Statements.

Store Pre-Opening Costs

      We expense all start-up activity costs as incurred, which primarily include store pre-opening costs.

Revenue Recognition

      Revenue from sales of our merchandise is recognized at the time of the merchandise sale, excluding revenue from the sale of custom frames, which is recognized at the time of delivery. We allow for merchandise to be returned under most circumstances. We do not provide a reserve for estimated returns, as the amount does not have a material impact on the financial statements.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.	Summary of Significant Accounting Policies (continued)

Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per common share:

	Fiscal Year

	2003	2002	2001

	(In thousands except per share data)
Numerator:
Income before cumulative effect of accounting change	$177,845	$147,730	$89,030
Cumulative effect of accounting change, net of income tax	-	7,433	-

Net income	$177,845	$140,297	$89,030

Denominator:
Denominator for basic earnings per common share– weighted average shares	67,178	66,648	64,757
Effect of dilutive securities:
Employee stock options	2,751	3,902	2,175

Denominator for diluted earnings per common share– weighted average shares adjusted for dilutive securities	69,929	70,550	66,932

Basic earnings per common share:
Income before cumulative effect of accounting change	$2.65	$2.22	$1.37
Cumulative effect of accounting change, net of income tax	-	0.11	-

Net income	$2.65	$2.11	$1.37

Diluted earnings per common share:
Income before cumulative effect of accounting change	$2.54	$2.09	$1.33
Cumulative effect of accounting change, net of income tax	-	0.10	-

Net income	$2.54	$1.99	$1.33

      Our purchases and subsequent retirement of approximately 2.1 million shares of our Common Stock in fiscal 2003 reduced the weighted average shares outstanding by approximately 994,000 shares for fiscal 2003. Our purchases and subsequent retirement of 392,100 shares of our Common Stock in fiscal 2002 reduced the number of weighted average shares outstanding by approximately 202,132 shares for fiscal 2002.

Stock-Based Compensation

      We have elected to follow APB Opinion No. 25, Accounting For Stock Issued To Employees, and related guidance in accounting for our employee stock options. The exercise price of our employee stock options equals the market price of the underlying stock on the date of grant and, as a result, we do not recognize compensation expense for stock option grants.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.	Summary of Significant Accounting Policies (continued)

      Pro forma information regarding net income and earnings per common share, as required by the provisions of SFAS No. 123, Accounting For Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation– Transition and Disclosure, has been determined as if we had accounted for our employee stock options under the fair value method. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting periods. Our pro forma information is as follows:

	Fiscal Year

	2003	2002 (1)	2001

	(In thousands except per share data)
Net income, as reported	$177,845	$140,297	$89,030
Stock-based employee compensation cost:
As if fair value method were applied, net of income tax	16,684	14,368	12,769

Pro forma net income	$161,161	$125,929	$76,261

Earnings per common share, as reported:
Basic	$2.65	$2.11	$1.37

Diluted	$2.54	$1.99	$1.33

Pro forma earnings per common share:
Basic	$2.40	$1.89	$1.18

Diluted	$2.35	$1.83	$1.15

Pro forma weighted average shares outstanding:
Basic	67,178	66,648	64,757
Diluted	68,462	68,752	66,081

(1)	Fiscal 2002 net income includes the cumulative effect of the change in accounting principle, net of income tax, related to cooperative advertising allowances. See Note 2 of Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities. FIN 46 requires companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities created after January 31, 2003, and to variable interest entities in which a company obtains an interest after that date. It applies to the first fiscal year or interim period ending after December 15, 2003. We have no variable interest entities as defined under the provisions of FIN 46. Therefore, the adoption of the provisions of FIN 46 had no impact on our operating results or financial position.

Reclassifications

      Certain reclassifications have been made to prior periods to conform to current presentations.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.	Change in Accounting Principle

      In November 2002, the EITF reached consensus on Issue 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor. Issue 02-16 addresses the accounting for cash consideration received by a customer from a vendor (e.g., slotting fees, cooperative advertising payments, buydowns) and rebates or refunds from a vendor that are payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. Issue 02-16 is effective for new arrangements or modifications to existing arrangements entered into after December 31, 2002, although early adoption is permitted. We elected to adopt early, effective February 3, 2002, the provisions of Issue 02-16. Accordingly, in fiscal 2002, we recorded a cumulative effect of accounting change of $12.6 million, $7.4 million net of income tax, for the impact of this adoption on prior fiscal years. This adoption also resulted in the reclassification of our cooperative advertising payments earned in fiscal 2002 from selling, general, and administrative expense to cost of sales and occupancy expense retroactively as of the beginning of fiscal 2002. The fiscal 2002 impact on income before cumulative effect of accounting change was immaterial.

      The following pro forma financial information for fiscal 2001 reflects the impact of Issue 02-16 as if it had been adopted prior to fiscal 2001:

	Fiscal 2001

	As Reported	Pro Forma

	(In thousands
	except per share data)
Net sales	$2,530,727	$2,530,727
Cost of sales and occupancy expense	1,660,771	1,631,541

Gross profit	869,956	899,186
Selling, general, and administrative expense	671,692	701,318
Store pre-opening costs	10,379	10,379
Litigation settlement	8,169	8,169

Operating income	179,716	179,320
Interest expense	29,926	29,926
Other (income) and expense, net	(1,109)	(1,109)

Income before income taxes	150,899	150,503
Provision for income taxes	61,869	61,707

Net income	$89,030	$88,796

Earnings per common share:
Basic	$1.37	$1.37

Diluted	$1.33	$1.33

Selected Balance Sheet Information:
Merchandise inventories	$714,309	$701,710
Retained earnings	362,368	354,622

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3.	Detail of Certain Balance Sheet Accounts

	January 31,	February 1,
	2004	2003

	(In thousands)
Property and equipment:
Land and buildings	$1,619	$1,619
Fixtures and equipment	617,520	556,751
Leasehold improvements	170,914	153,458
Distribution center work in process	18,177	-
Capital leases	-	4,471

	$808,230	$716,299

Accrued liabilities and other:
Salaries, bonuses, and other payroll-related costs	$79,947	$73,026
Taxes, other than income and payroll	30,490	26,886
Rent and common area maintenance	7,080	12,444
Gift certificate and gift card liability	17,190	13,233
Property and general liability insurance	8,375	8,144
Deferred revenue	6,908	6,561
Professional fees and litigation settlements	1,027	1,242
Other	43,378	40,331

	$194,395	$181,867

Note 4.	Debt

      In July 2001, we issued $200 million in principal amount of 9 1/4% Senior Notes due July 1, 2009 in a private placement under Securities and Exchange Commission Rule 144A to a limited number of qualified institutional buyers. In October 2001, as required by the contract with the purchasers of the Senior Notes due 2009, we completed a registered exchange of all the privately placed Senior Notes due 2009 for an equal principal amount of Senior Notes due 2009 having substantially identical terms. The Senior Notes due 2009 are unsecured and interest thereon is payable semi-annually on each January 1 and July 1, beginning on January 1, 2002. The Senior Notes due 2009 are first callable, in part or in full, in July 2005. The Senior Notes due 2009 require us to maintain certain financial covenants and limits certain activities, including, among other things, levels of indebtedness, investments, payments of dividends, Common Stock repurchases, mergers and acquisitions, and sales of assets to $384.1 million.

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

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4.	Debt (continued)

      The Credit Agreement requires us to comply with certain financial covenants and limits certain activities, including, among other things, levels of indebtedness, liens, investments, payments of dividends, Common Stock repurchases, mergers and acquisitions, and sales of assets to $362.3 million. We are in compliance with all terms and conditions of the Credit Agreement. During fiscal 2003, we had no borrowings under our Credit Agreement. No borrowings were outstanding under the Credit Agreement as of January 31, 2004 or February 1, 2003. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit Agreement ($26.1 million as of January 31, 2004). The following table sets forth certain data related to borrowings under our Credit Agreement and our previous $100 million bank credit facility:

	Fiscal Year

	2003	2002	2001

Days of borrowings outstanding	-	123	245
Average outstanding borrowings (in thousands)	$-	$81,811	$46,921
Weighted average interest rate	-%	2.8%	5.2%

Note 5.	Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities as of the respective year-end balance sheets are as follows:

	Deferred Tax Asset (Liability)

	January 31, 2004		February 1, 2003

	Current	Noncurrent	Current	Noncurrent

	(In thousands)
Net operating loss, general business credit, and alternative minimum tax credit carryforwards	$-	$6,230	$-	$9,126
Accrued expenses	26,024	21,337	21,212	13,014
Other deferred tax assets	-	7,831	1,531	8,574
Valuation allowance	-	-	-	(4,795)
Depreciation and amortization	-	(54,384)	-	(42,744)
Other deferred tax liabilities	(6,598)	(9,255)	(2,391)	(4,686)

	$19,426	$(28,241)	$20,352	$(21,511)

Net deferred tax liabilities		$(8,815)		$(1,159)

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5.	Income Taxes (continued)

      The federal and state income tax provision is as follows:

	Fiscal Year

	2003	2002 (1)	2001

	(In thousands)
Federal:
Current	$88,310	$82,690	$62,681
Deferred	9,992	5,590	(9,433)

Total federal income tax provision	98,302	88,280	53,248
State:
Current	11,378	8,506	9,243
Deferred	(2,335)	708	(622)

Total state income tax provision	9,043	9,214	8,621

Total income tax provision	$107,345	$97,494	$61,869

(1)	The total income tax provision for fiscal 2002 includes a provision of $102.7 million on income before the cumulative effect of a change in accounting principle and a tax benefit of $5.2 million resulting from the cumulative effect of a change in accounting principle.

      Reconciliation between the actual income tax provision and the income tax provision calculated by applying the federal statutory rate is as follows:

	Fiscal Year

	2003	2002	2001

	(In thousands)
Income tax provision at statutory rate	$99,817	$83,227	$52,815
State income taxes, net of federal income tax effect	5,878	6,109	5,689
Amortization of intangibles	-	-	1,290
Other	1,650	8,158	2,075

Total income tax provision	$107,345	$97,494	$61,869

      At January 31, 2004, we had state net operating loss carryforwards to reduce future taxable income of approximately $86 million expiring at various dates between fiscal 2004 and fiscal 2018. During fiscal 2003, we utilized our deferred tax assets related to foreign net operating losses, which had previously been reserved through a valuation allowance. The decrease in the valuation allowance was offset by amounts provided for United States federal income taxes owed for the related foreign earnings.

Note 6.	Stockholders’ Equity

Stock-Based Compensation

      On July 23, 2001, our Board of Directors adopted our 2001 Employee Stock Option Plan authorizing the grant of options exercisable for up to 2.0 million shares of our Common Stock. In the second quarter of fiscal 2002, our Board of Directors amended and restated our 2001 Employee Stock Option Plan to authorize an additional 4.0 million shares of our Common Stock for the grant of options. The terms of our Amended and Restated 2001 Employee Stock Option Plan do not permit options under that plan to be granted to our executive officers and directors. As of January 31, 2004, options exercisable for up to approximately 2.8 million shares of Common Stock remain available for grant under our Amended and Restated 2001 Employee Stock Option Plan.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6.	Stockholders’ Equity (continued)

      The 2001 General Stock Option Plan was approved by our stockholders at our Annual Meeting of Stockholders on October 5, 2001. Our 2001 General Stock Option Plan authorizes the grant of options exercisable for up to 3.0 million shares of our Common Stock to our officers, directors, and employees, but we anticipate that options under this plan will be granted principally, if not exclusively, to our executive officers and directors who are not eligible for grants under our 2001 Employee Stock Option Plan. Proceeds from the exercise of stock options under our 2001 General Stock Option Plan are required to be used to repurchase shares of our own Common Stock under our current stock repurchase plan, except where not permitted by law or there is a compelling need to use the proceeds for other corporate purposes. As of January 31, 2004, options exercisable for up to approximately 2.6 million shares of Common Stock remain available for grant under our 2001 General Stock Option Plan.

      Certain of our employees and key advisors, including directors, may participate in the 1997 Stock Option Plan, which, as of January 31, 2004, options exercisable for up to approximately 937,000 shares of Common Stock remain available for grant under our 1997 Stock Option Plan.

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

      Pro forma information regarding net income and earnings per common share in Note 1 of Notes to Consolidated Financial Statements has been determined as if we had accounted for our employee stock options under the fair value method. The fair value for the options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Fiscal Year

	2003	2002	2001

Risk-free interest rates	2.17%	2.53%	3.76%
Dividend yield	0.43%	0%	0%
Expected volatility rates of our Common Stock	64.9%	68.7%	67.1%
Weighted average expected life of options (in years)	3.16	3.11	2.01

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Our employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate. In addition, options vest over several years and additional option grants are expected. As a result, we believe the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options and the effects of the hypothetical calculations in Note 1 are not likely to be representative of similar future calculations.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6.	Stockholders’ Equity (continued)

      For fiscal 2003, 2002, and 2001, our stock option activity is summarized below:

	Fiscal Year

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

	(In thousands except price per share data)
Outstanding at beginning of year	7,508	$20.99	8,229	$16.88	8,306	$14.56
Granted	1,860	35.14	1,790	35.14	2,986	20.77
Exercised	(2,605)	15.23	(2,098)	16.52	(1,965)	13.32
Forfeited/ expired	(643)	21.57	(413)	23.28	(1,098)	16.25

Outstanding at end of year	6,120	$27.68	7,508	$20.99	8,229	$16.88

Exercisable at end of year	2,848	$23.02	3,764	$15.60	3,753	$13.34
Weighted average fair value of options granted during the year		$15.28		$16.68		$8.18

      The following table summarizes information about stock options outstanding at January 31, 2004 (shares in thousands):

	Stock Options Outstanding			Stock Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$8.56 - 9.87	70	0.1	$8.95	70	$8.95
9.88 - 14.81	290	1.0	14.05	290	14.05
14.82 - 19.74	531	1.6	17.37	455	17.41
19.75 - 24.68	2,094	2.5	21.09	1,380	20.93
24.69 - 29.61	60	4.1	26.76	2	25.69
29.62 - 34.55	1,238	3.6	33.81	352	33.88
34.56 - 39.48	1,549	4.4	35.70	160	38.30
39.49 - 44.42	194	3.8	42.15	112	42.19
44.43 - 49.35	94	4.3	46.60	27	45.92

	6,120	3.1	$27.68	2,848	$23.02

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6.	Stockholders’ Equity (continued)

Common Stock Repurchases

      The following table sets forth information regarding our Common Stock repurchase plans as of January 31, 2004 (and accordingly does not reflect the February 2, 2004 Board of Directors authorization for the repurchase of up to an additional 2.5 million shares of our Common Stock):

	Shares			Shares
	Authorized for	Shares		Available for
	Repurchase	Repurchased		Repurchase

December 5, 2000 repurchase plan	2,000,000 (1)	(2,000,000	)(2)	- (1)
September 11, 2002 repurchase plan	1,000,000	(1,000,000	)(3)	-
June 18, 2003 repurchase plan	1,000,000	(591,900	)(4)	408,100

	4,000,000	(3,591,900)		408,100

(1)	On December 5, 2000, our Board of Directors authorized the repurchase of up to 2.0 million shares of our outstanding Common Stock. By later resolutions, our Board of Directors provided that proceeds of the exercise of options under our 2001 General Stock Option Plan may be used to repurchase shares under the 2000 repurchase plan and that the maximum number of shares authorized to be repurchased under the 2000 repurchase plan may be increased to the extent necessary to so use the proceeds from such option exercises.
(2)	In the first quarter of fiscal 2003, we repurchased and subsequently retired 557,900 shares of our Common Stock at an average cost of $26.05 per share under the 2000 repurchase plan. As of April 1, 2003, we had repurchased and retired a total of 2.0 million shares under the 2000 repurchase plan at an average cost of $22.25 per share and, as a result, we have used the entire fixed portion of the authority originally provided in the 2000 repurchase plan. As of January 31, 2004, no repurchases from proceeds of stock option exercises under the 2001 General Stock Option Plan had been made since no options outstanding under the 2001 General Stock Option Plan had been exercised as of that date.
(3)	During fiscal 2003, we repurchased and subsequently retired the total 1.0 million shares of our Common Stock authorized under the 2002 repurchase plan at an average cost of $35.45 per share.
(4)	In fiscal 2003, we repurchased and subsequently retired 591,900 shares of our Common Stock authorized under the 2003 repurchase plan at an average cost of $43.10 per share.

      Under the agreements governing our outstanding indebtedness, we can only repurchase shares of our Common Stock if we maintain or comply with specified financial ratios and other covenants. We may also be restricted by regulations of the Securities and Exchange Commission from making future repurchases during certain time periods.

Note 7.	Retirement Plans

      We sponsor a 401(k) Savings Plan for our eligible employees and certain of our subsidiaries. Participation in the 401(k) Savings Plan is voluntary and available to any employee who is 21 years of age and has completed 500 hours of service in a six-month eligibility period. Participants may elect to contribute up to 15% of their considered compensation on a pre-tax basis and up to 10% on an after-tax basis. In accordance with the provisions of the 401(k) Savings Plan, we make a matching cash contribution to the account of each participant in an amount equal to 50% of the participant’s pre-tax contributions that do not exceed 6% of the participant’s considered compensation for the year. Matching contributions, and the actual earnings thereon, vest to the participants based on years of continuous service, with 100% vesting after three years. Our matching contribution expense, net of forfeitures, was $1.9 million, $2.1 million, and $1.9 million for fiscal 2003, 2002, and 2001, respectively.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7.	Retirement Plans (continued)

      Effective August 1, 1999, we adopted the Michaels Stores, Inc. Deferred Compensation Plan to provide eligible employees, directors, and certain consultants the opportunity to defer receipt of current compensation. The amount of compensation deferred by each participant electing to participate in the Deferred Compensation Plan is determined in accordance with the terms of the Deferred Compensation Plan, based on elections by the plan participants and paid in accordance with the terms of the Deferred Compensation Plan. We provide matching cash contributions equal to 50% of the participant’s pre-tax contributions that do not exceed 6% of the participant’s considered compensation deferred under the Deferred Compensation Plan, reduced by the matching contributions credited to the participant under our 401(k) Savings Plan. Our matching contribution expense was $414,000, $374,000, and $228,000 for fiscal 2003, 2002, and 2001, respectively. Deferred amounts and matching contributions are deposited each pay period in a trust that qualifies as a grantor trust under the Internal Revenue Code of 1986, as amended. The funds are invested in individual participant life insurance contracts. We own these contracts and are co-beneficiaries with the participant’s designee. Participants must elect investments for their deferrals and matching contributions from a variety of hypothetical benchmark funds. The return on the underlying investments determines the amount of earnings and losses that increase or decrease the participant’s account. Amounts deferred, matching contributions, and earnings and losses are 100% vested. Our obligations under the Deferred Compensation Plan are unsecured general obligations and rank equally with our other unsecured general creditors.

Note 8.	Commitments and Contingencies

Commitments

      We operate stores and use distribution centers, office facilities, and equipment that are generally leased under non-cancelable operating leases, the majority of which provide for renewal options. Future minimum annual rental commitments for all non-cancelable operating leases as of January 31, 2004 are as follows (in thousands):

For the Fiscal Year:
2004	$244,939
2005	237,232
2006	219,965
2007	206,656
2008	185,898
Thereafter	626,234

Total minimum rental commitments	$1,720,924

      Rental expense applicable to non-cancelable operating leases was $225.0 million, $206.3 million, and $172.6 million in fiscal 2003, 2002, and 2001, respectively.

Brown Claim

      On April 17, 2003, Donald Brown, Thomas Lamour, and Sau Yeung, acting on behalf of themselves and the general public, filed a putative class action in the Superior Court of California for the County of Los Angeles against a number of employers, including Aaron Brothers, Inc., a wholly-owned subsidiary of Michaels Stores, Inc. The lawsuit alleged that the defendants violated California Labor Code provisions that prohibit employers from requesting job applicants to disclose prior criminal convictions for specified marijuana-related infractions or participation in certain criminal diversionary programs. On January 28, 2004, the case was dismissed.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8.	Commitments and Contingencies (continued)

Stockholder Class Actions

      On various dates between February 4, 2003 and March 25, 2003, 10 purported class action lawsuits were filed in the United States District Court for the Northern District of Texas, Dallas Division, against Michaels Stores, Inc. and certain of the current and former directors and officers of Michaels. All of these lawsuits have been consolidated. The suits assert various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 related to actions prior to Michaels’ announcement on November 7, 2002, that, among other things, it had revised its outlook for the fourth fiscal quarter of 2002, adjusting downward its guidance for annual earnings per diluted share. The consolidated complaint charges that, prior to that announcement, Michaels and certain of the other defendants made misrepresentations and failed to disclose negative information about the financial condition of Michaels while the individual defendants were selling shares of Michaels common stock. We believe these claims are without merit and will vigorously contest them.

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

      On April 8, 2003, the Chairman of the Board of Michaels received a demand letter on behalf of a purported Michaels stockholder requesting that the Board commence an action against certain former and current officers and directors. The purported bases of the demand were similar to those made in the purported stockholder class actions and stockholder derivative lawsuit described above. After investigating such matters alleged in the demand letter and consulting with independent counsel and other professionals, the Board (excluding the Board member referenced in the demand letter) determined at a special meeting held on March 31, 2004 that the allegations raised in the demand letter were without merit. As a result, the Board determined that it was not in the best interests of Michaels or its stockholders to pursue a civil action against those individuals named in the demand letter.

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

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8.	Commitments and Contingencies (continued)

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

MICHAELS STORES, INC.

UNAUDITED SUPPLEMENTAL QUARTERLY FINANCIAL DATA
(In thousands except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2003:
Net sales	$656,388	$616,516	$755,246	$1,063,106
Cost of sales and occupancy expense	420,548	382,788	479,471	674,466
Gross profit	235,840	233,728	275,775	388,640
Selling, general, and administrative expense	194,594	186,673	208,474	233,420
Operating income	39,493	45,465	63,599	154,194
Net income	20,814	24,262	38,208	94,561
Earnings per common share:
Basic	$0.31	$0.36	$0.57	$1.40
Diluted	$0.30	$0.35	$0.54	$1.35
Common shares used in per share calculation:
Basic	67,082	66,673	67,311	67,644
Diluted	69,153	69,883	70,849	69,831

Fiscal 2002 (1):
Net sales	$603,220	$576,580	$704,613	$971,960
Cost of sales and occupancy expense(2)	392,080	359,682	435,973	616,256
Gross profit	211,140	216,898	268,640	355,704
Selling, general, and administrative expense	173,199	174,303	204,527	221,915
Operating income	36,257	40,472	60,567	132,498
Income before cumulative effect of accounting change (1)	18,896	21,096	32,348	75,390
Net income	11,463	21,096	32,348	75,390
Earnings per common share before the cumulative effect of accounting change:
Basic	$0.29	$0.32	$0.48	$1.12
Diluted	$0.27	$0.30	$0.46	$1.07
Common shares used in per share calculation:
Basic	65,959	66,355	66,830	67,448
Diluted	70,175	70,591	71,070	70,364

(1)	As more fully described in Note 2 of Notes to Consolidated Financial Statements, we changed our accounting policy with respect to recording cooperative advertising allowances. As a result, we recorded a non-cash charge of $12.6 million, $7.4 million net of income tax, in the first quarter of fiscal 2002 for the cumulative effect of accounting change on fiscal years prior to fiscal 2002.
(2)	In the second quarter of fiscal 2002, as part of the liquidation process, we fully utilized the $14.8 million markdown reserve originally recorded in the fourth quarter of fiscal 2001 to offset the liquidation of certain merchandise that did not conform to each store’s specific planogram SKU program.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2004

MICHAELS STORES, INC.

By:	/s/ R. MICHAEL ROULEAU

R. Michael Rouleau
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ CHARLES J. WYLY, JR. Charles J. Wyly, Jr.	Chairman of the Board of Directors	March 31, 2004

/s/ SAM WYLY Sam Wyly	Vice Chairman of the Board of Directors	March 31, 2004

/s/ R. MICHAEL ROULEAU R. Michael Rouleau	President and Chief Executive Officer (Principal Executive Officer)	April 1, 2004

/s/ JEFFREY N. BOYER Jeffrey N. Boyer	Executive Vice President– Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2004

/s/ RICHARD E. HANLON Richard E. Hanlon	Director	March 31, 2004

/s/ RICHARD C. MARCUS Richard C. Marcus	Director	March 31, 2004

/s/ LIZ MINYARD Liz Minyard	Director	March 31, 2004

/s/ CECE SMITH Cece Smith	Director	March 31, 2004

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1
Restated Certificate of Incorporation of Michaels Stores, Inc., as amended (previously filed as Exhibit 4.1 to Form 10-Q for period ended November 3, 2001, filed by Registrant on December 18, 2001, SEC File No. 001-09338).

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

3.4	Amended and Restated Bylaws of Michaels Stores, Inc. (previously filed as Exhibit 4.4 to Form S-8 (Registration No. 333-71054), filed by Registrant on October 5, 2001).
4.1	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to Form 10-K for the year ended February 1, 2003, filed by Registrant on April 11, 2003, SEC File No. 001-09338).
4.2
Indenture, dated as of July 6, 2001, by and between the Michaels Stores, Inc. and The Bank of New York, as Trustee (previously filed as Exhibit 4.3 to Form S-4 (Registration No. 333-66462), filed by Registrant on August 1, 2001).

10.1
Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated effective August 1, 1999 (previously filed as Exhibit 10.1 to Form 10-Q for period ended August 4, 2001, filed by Registrant on September 18, 2001, SEC File No. 000-11822).*

10.2
First Amendment to the Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated effective August 1, 1999, dated December 5, 2001 (previously filed as Exhibit 10.2 to Form 10-Q for period ended May 4, 2002, filed by Registrant on June 18, 2002, SEC File No. 001-09338).*

10.3
Second Amendment to the Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated effective August 1, 1999, dated January 17, 2002 (previously filed as Exhibit 10.3 to Form 10-Q for period ended May 4, 2002, filed by Registrant on June 18, 2002, SEC File No. 001-09338).*

10.4
Third Amendment to the Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated effective August 1, 1999, dated December 3, 2002 (previously filed as Exhibit 10.1 to Form 10-Q for period ended November 1, 2003, filed by Registrant on December 16, 2003, SEC File No. 001-09338).*

10.5	Michaels Stores, Inc. Amended and Restated 1997 Employees Stock Purchase Plan (previously filed as Exhibit 99.2 to Form 8-K, filed by Registrant on February 1, 2002, SEC File No. 001-09338).*
10.6	Michaels Stores, Inc. Amended and Restated 1997 Stock Option Plan (previously filed as Exhibit 99.1 to Form 8-K filed by the Registrant on July 24, 2003, SEC File No. 001-09338).*

Exhibit
Number	Description of Exhibit

10.7	Michaels Stores, Inc. Second Amended and Restated 2001 Employee Stock Option Plan (previously filed as Exhibit 99.3 to Form 8-K filed by the Registrant on July 24, 2003, SEC File No. 001-09338).
10.8	Michaels Stores, Inc. Amended and Restated 2001 General Stock Option Plan (previously filed as Exhibit 99.2 to Form 8-K filed by the Registrant on July 24, 2003, SEC File No. 001-09338).*
10.9
Michaels Stores, Inc. Deferred Compensation Plan, as amended and restated effective as of July 18, 2003 (previously filed as Exhibit 99.4 to Form 8-K filed by the Registrant on July 24, 2003, SEC File No. 001-09338).*

10.10	Form of Fiscal Year 2003 Bonus Plan for President and Chief Executive Officer/President — Michaels Stores Group/Corporate Executive Vice President (filed herewith).*
10.11	Form of Fiscal Year 2003 Bonus Plan for Executive Vice President — Store Operations (filed herewith).*
10.12
Form of Employment Agreement between Michaels Stores, Inc. and Douglas B. Sullivan (previously filed as Exhibit 10.5 to Form 10-K for the year ended January 31, 1998, filed by Registrant on May 1, 1998, SEC File No. 000-11822).*

10.13
Employment Agreement between Michaels Stores, Inc. and R. Michael Rouleau, dated March 20, 2001 (previously filed as Exhibit 10.22 to Form 10-K for year ended February 3, 2001, filed by Registrant on April 30, 2001, SEC File No. 000-11822).*

10.14
Amendment to Employment Agreement between Michaels Stores, Inc. and R. Michael Rouleau, dated July 16, 2002 (previously filed as Exhibit 10.1 to Form 10-Q for period ended August 3, 2002, filed by Registrant on September 17, 2002, SEC File No. 001-09338).*

10.15
Form of Director Indemnification Agreement between Michaels Stores, Inc. and certain directors of the Registrant (previously filed as Exhibit 10.2 to Form 10-Q for period ended November 1, 2003, filed by Registrant on December 16, 2003, SEC File No. 001-09338).

10.16
Form of Officer Indemnification Agreement between Michaels Stores, Inc. and certain officers of the Registrant (previously filed as Exhibit 10.3 to Form 10-Q for period ended November 1, 2003, filed by Registrant on December 16, 2003, SEC File No. 001-09338).

10.17
Term Lease Master Agreement between IBM Credit Corporation as Lessor and Michaels Stores, Inc. as Lessee (previously filed as Exhibit 10.18 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).

10.18
Revolving Credit Agreement, dated May 1, 2001, between Michaels Stores, Inc. and Fleet National Bank and the other lenders named therein (previously filed as Exhibit 10.1 to Form 10-Q for period ended May 5, 2001, filed by Registrant on June 19, 2001, SEC File No. 000-11822).

10.19
First Amendment and Consent to Revolving Credit Agreement, dated as of December 31, 2001, among Michaels Stores, Inc., Fleet National Bank, and the other lenders named therein (previously filed as Exhibit 10.16 to Form 10-K for the year ended February 2, 2002, filed by Registrant on April 12, 2002, SEC File No. 001-09338).

10.20	Second Amendment and Consent to Revolving Credit Agreement, dated as of December 31, 2003, among Michaels Stores, Inc., Fleet National Bank, and the other lenders named therein (filed herewith).
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

Exhibit
Number	Description of Exhibit

10.23
First Amendment to Common Stock and Warrant Agreement, dated October 31, 1984, between The First Dallas Group, Ltd. and Michaels Stores, Inc. (previously filed as Exhibit 4.3 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 30, 1993, SEC File No. 000-11822).

10.24
Second Amendment to Common Stock and Warrant Agreement, dated November 28, 1984, between First Dallas Investments-Michaels I, Ltd. and Michaels Stores, Inc. (previously filed as Exhibit 4.4 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 30, 1993, SEC File No. 000-11822).

10.25
Third Amendment to Common Stock and Warrant Agreement, dated February 27, 1985, between First Dallas Investments-Michaels I, Ltd., The First Dallas Group, Ltd., Sam Wyly, Charles J. Wyly, Jr., and Michaels Stores, Inc. (previously filed as Exhibit 10.23 to Form S-1 (Registration No. 33-09456), filed by Registrant on October 14, 1986).

10.26
Amendment to Common Stock and Warrant Agreement, dated as of September 1, 1992, between Michaels Stores, Inc. and the other parties named therein (previously filed as Exhibit 4.8 to Form S-8 (Registration No. 33-54726), filed by Registrant on November 20, 1992).

21.1	Subsidiaries of Michaels Stores, Inc. (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
31.1	Certifications of R. Michael Rouleau pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.