Form 10-Q
period 2004-05-01
MICHAELS STORES INC
filed 2004-06-09
CIK 740670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004

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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒          No ☐

      Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Shares Outstanding as of
Title	June 2, 2004

Common Stock, par value $.10 per share	68,265,313

MICHAELS STORES, INC.

FORM 10-Q

Part I—FINANCIAL INFORMATION

MICHAELS STORES, INC.

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	May 1,	January 31,	May 3,
	2004	2004	2003

	(Note 1)
ASSETS
Current assets:
Cash and equivalents	$381,352	$341,825	$211,040
Merchandise inventories	906,655	892,923	857,181
Prepaid expenses and other	40,031	29,198	21,574
Deferred and prepaid income taxes	20,990	19,426	20,348

Total current assets	1,349,028	1,283,372	1,110,143

Property and equipment, at cost	825,928	808,230	731,548
Less accumulated depreciation	(434,257)	(420,313)	(368,995)

	391,671	387,917	362,553

Goodwill	115,839	115,839	115,839
Other assets	14,850	14,519	13,907

	130,689	130,358	129,746

Total assets	$1,871,388	$1,801,647	$1,602,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$214,454	$172,708	$166,944
Accrued liabilities and other	190,040	194,395	160,162
Income taxes payable	—	2,377	10,160

Total current liabilities	404,494	369,480	337,266

9 1/4% Senior Notes due 2009	200,000	200,000	200,000
Deferred income taxes	28,241	28,241	21,513
Other long-term liabilities	38,184	36,628	31,498

Total long-term liabilities	266,425	264,869	253,011

	670,919	634,349	590,277

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.10 par value, 2,000,000 shares authorized; none issued	—	—	—
Common Stock, $0.10 par value, 150,000,000 shares authorized; shares issued and outstanding of 68,586,669 at May 1, 2004, 67,997,567 at January 31, 2004, and 66,566,841 at May 3, 2003	6,859	6,800	6,657
Additional paid-in capital	510,542	495,910	480,982
Retained earnings	681,477	660,365	523,479
Accumulated other comprehensive income	1,591	4,223	1,047

Total stockholders’ equity	1,200,469	1,167,298	1,012,165

Total liabilities and stockholders’ equity	$1,871,388	$1,801,647	$1,602,442

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Quarter Ended

	May 1,	May 3,
	2004	2003

Net sales	$725,852	$656,388
Cost of sales and occupancy expense	465,628	420,548

Gross profit	260,224	235,840
Selling, general, and administrative expense	205,701	194,594
Store pre-opening costs	2,483	1,753

Operating income	52,040	39,493
Interest expense	5,328	5,071
Other (income) and expense, net	(789)	(856)

Income before income taxes	47,501	35,278
Provision for income taxes	18,169	14,464

Net income	$29,332	$20,814

Earnings per common share:
Basic	$0.43	$0.31

Diluted	$0.42	$0.30

Dividends per common share	$0.12	$—

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarter Ended

	May 1,	May 3,
	2004	2003

Operating activities:
Net income	$29,332	$20,814
Adjustments:
Depreciation	21,678	19,854
Amortization	98	100
Other	291	283
Changes in assets and liabilities:
Merchandise inventories	(13,732)	(47,763)
Prepaid expenses and other	(10,833)	(2,935)
Deferred income taxes and other	919	297
Accounts payable	41,746	72,180
Income taxes payable	3,588	(12,295)
Accrued liabilities and other	(6,660)	(19,517)

Net change in assets and liabilities	15,028	(10,033)

Net cash provided by operating activities	66,427	31,018

Investing activities:
Additions to property and equipment	(25,834)	(13,746)
Net proceeds from sales of property and equipment	9	5

Net cash used in investing activities	(25,825)	(13,741)

Financing activities:
Proceeds from stock options exercised	14,236	1,257
Repurchase of Common Stock	(7,798)	(25,968)
Cash dividends paid to stockholders	(8,220)	—
Proceeds from issuance of Common Stock and other	707	443

Net cash used in financing activities	(1,075)	(24,268)

Net increase (decrease) in cash and equivalents	39,527	(6,991)
Cash and equivalents at beginning of period	341,825	218,031

Cash and equivalents at end of period	$381,352	$211,040

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended May 1, 2004

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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other items, as disclosed) considered necessary for a fair presentation have been included. Because of the seasonal nature of our business, the results of operations for the quarter ended May 1, 2004 are not indicative of the results to be expected for the entire year.

      The balance sheet at January 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

      All references herein to “fiscal 2004” relate to the 52 weeks ending January 29, 2005 and all references to “fiscal 2003” relate to the 52 weeks ended January 31, 2004. In addition, all references herein to “the first quarter of fiscal 2004” relate to the 13 weeks ended May 1, 2004 and all references to “the first quarter of fiscal 2003” relate to the 13 weeks ended May 3, 2003.

Note 2.	Earnings per Share

      The following table sets forth the computation of basic and diluted earnings per common share:

	Quarter Ended

	May 1,	May 3,
	2004	2003

	(In thousands,
	except per share data)
Numerator:
Net income	$29,332	$20,814

Denominator:
Denominator for basic earnings per common share-weighted average shares	68,281	67,082
Effect of dilutive securities:
Employee stock options	1,565	2,071

Denominator for diluted earnings per common share-weighted average shares adjusted for dilutive securities	69,846	69,153

Earnings per common share:
Basic	$0.43	$0.31

Diluted	$0.42	$0.30

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Quarter Ended May 1, 2004

(Unaudited)

Note 2.	Earnings per Share (Continued)

      Our purchase and subsequent retirement of 156,400 shares of our Common Stock in the first quarter of fiscal 2004 reduced the number of weighted average shares outstanding by 2,578 shares for the first quarter of fiscal 2004. In addition, our purchase and subsequent retirement of 1.0 million shares of our Common Stock in the first quarter of fiscal 2003 reduced the number of weighted average shares outstanding by 408,332 shares for the first quarter of fiscal 2003.

Note 3.	Stock-Based Compensation

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

	Quarter Ended

	May 1,	May 3,
	2004	2003

	(In thousands,
	except per share data)
Net income, as reported	$29,332	$20,814
Stock-based employee compensation cost:
As if the fair value method were applied, net of income tax	3,389	3,244

Pro forma net income	$25,943	$17,570

Earnings per common share, as reported:
Basic	$0.43	$0.31

Diluted	$0.42	$0.30

Pro forma earnings per common share:
Basic	$0.38	$0.26

Diluted	$0.37	$0.26

Pro forma weighted average shares outstanding:
Basic	68,281	67,082
Diluted	69,316	67,290

Note 4.	Debt

9 1/4% Senior Notes due 2009

      In 2001, we issued $200 million in principal amount of 9 1/4% Senior Notes due July 1, 2009, which are unsecured and interest thereon is payable semi-annually on each January 1 and July 1. The Senior Notes due 2009 are first callable, in part or in full, in July 2005. The terms and conditions of the Senior

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Quarter Ended May 1, 2004

(Unaudited)

Note 4.	Debt (Continued)

Notes due 2009 require us to comply with certain covenants, which primarily limit certain activities, including, among other things, levels of indebtedness, liens, investments, payments of dividends, Common Stock repurchases, mergers and acquisitions, and sales of assets. We are in compliance with all terms and conditions of the Senior Notes due 2009.

Credit Agreement

      Effective May 1, 2001, we signed a $200 million unsecured revolving bank credit facility with Fleet National Bank and other lending institutions, which expires on April 30, 2005. The Credit Agreement requires us to maintain certain financial covenants and limits certain activities, including, among other things, levels of indebtedness, liens, investments, payments of dividends, Common Stock repurchases, mergers and acquisitions, and sales of assets. We are in compliance with all terms and conditions of the Credit Agreement. We had no borrowings under our Credit Agreement during either the first quarter of fiscal 2004 or the first quarter of fiscal 2003 and no borrowings were outstanding under the Credit Agreement at the end of either quarter. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit Agreement ($26.1 million as of May 1, 2004).

Note 5.	Comprehensive Income

      Comprehensive income for the quarter ended May 1, 2004 and May 3, 2003 is as follows:

	Quarter Ended

	May 1,	May 3,
	2004	2003

	(In thousands)
Net income	$29,332	$20,814
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,632)	3,224

Comprehensive income	$26,700	$24,038

Note 6.	Legal Proceedings

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

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Quarter Ended May 1, 2004

(Unaudited)

Note 6.	Legal Proceedings (Continued)

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

      The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, estimates, and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004. Specific examples of forward-looking statements include, but are not limited to, statements regarding our future cash dividend policy, forecasts of capital expenditures, working capital requirements, and stock repurchases. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004, particularly in “Critical Accounting Policies and Estimates” and “Risk Factors,” and in our other Securities and Exchange Commission filings.

      All expressions of “us,” “we,” “our,” and all similar expressions are references to Michaels Stores, Inc. and its consolidated wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

General

      All references herein to “fiscal 2004” relate to the 52 weeks ending January 29, 2005 and all references to “fiscal 2003” relate to the 52 weeks ended January 31, 2004. In addition, all references herein to “the first quarter of fiscal 2004” relate to the 13 weeks ended May 1, 2004 and all references to “the first quarter of fiscal 2003” relate to the 13 weeks ended May 3, 2003.

      The following table sets forth certain of our unaudited operating data (dollar amounts in thousands):

	Quarter Ended

	May 1,	May 3,
	2004	2003

Michaels stores(1):
Retail stores open at beginning of period	804	754
Retail stores opened during the period	14	18
Retail stores opened (relocations) during the period	12	5
Retail stores closed during the period	—	(1)
Retail stores closed (relocations) during the period	(12)	(5)

Retail stores open at end of period	818	771
Aaron Brothers stores:
Retail stores open at beginning of period	158	148
Retail stores opened during the period	—	5

Retail stores open at end of period	158	153
ReCollections stores:
Retail stores open at beginning of period	2	—
Retail stores opened during the period	—	—

Retail stores open at end of period	2	—
Star Wholesale stores(1):
Wholesale stores open at beginning of period	3	2
Wholesale stores opened during the period	—	—

Wholesale stores open at end of period	3	2

Total store count at end of period	981	926

Other operating data:
Average inventory per Michaels store(2)	$1,026	$1,059
Comparable store sales increase(3)	6%	2%

(1)	Opening store counts reflect a reclassification of our Los Angeles combination wholesale-retail store from a Michaels store to a Star Wholesale store. Beginning in fiscal 2004, our Los Angeles wholesale-retail store will be managed as part of our Star Wholesale concept.

(2)	Average inventory per Michaels store calculation excludes Aaron Brothers, ReCollections, and Star Wholesale stores.

(3)	Comparable store sales increase represents the increase in net sales for stores open the same number of months in the indicated period and the comparable period of the previous year, including stores that were relocated or expanded during either period. A store is deemed to become comparable in its 14th full month of operation in order to eliminate grand opening sales distortions.

Results of Operations

      The following table sets forth the percentage relationship to net sales of each line item of our unaudited consolidated statements of income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes, contained herein.

	Quarter Ended

	May 1,	May 3,
	2004	2003

Net sales	100.0%	100.0%
Cost of sales and occupancy expense	64.2	64.1

Gross profit	35.8	35.9
Selling, general, and administrative expense	28.3	29.6
Store pre-opening costs	0.3	0.3

Operating income	7.2	6.0
Interest expense	0.8	0.7
Other (income) and expense, net	(0.1)	(0.1)

Income before income taxes	6.5	5.4
Provision for income taxes	2.5	2.2

Net income	4.0%	3.2%

Quarter Ended May 1, 2004 Compared to the Quarter Ended May 3, 2003

      Net sales for the first quarter of fiscal 2004 increased $69.5 million, or 11%, over the first quarter of fiscal 2003. At the end of the first quarter of fiscal 2004, we operated 818 Michaels, 158 Aaron Brothers, two ReCollections, and three Star Wholesale stores. The results for the first quarter of fiscal 2004 included sales from 51 Michaels, five Aaron Brothers, two ReCollections, and one Star Wholesale store that were opened during the 12-month period ended May 1, 2004, more than offsetting lost sales from the closure of four Michaels stores. Sales at the new stores (net of closures) during the first quarter of fiscal 2004 accounted for $31.1 million of the increase in net sales. Comparable store sales increased 6% in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003, which contributed $38.4 million to the net sales increase. Customer traffic increased approximately 4% in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. Average ticket increased approximately 3%, driven primarily by favorable pricing trends and a strengthening of the Canadian dollar (contributing 50 basis points). Comparable store sales growth was strongest in our scrapbooking, yarn, general crafts, and kids’ crafts categories. Our ability to continue to generate comparable store sales increases is dependent, in part, on our ability to continue to maintain store in-stock positions on the top-selling items, to properly allocate merchandise to our stores, to be successful in our sales promotion efforts, to anticipate customer demand and trends in the arts and crafts industry, and to respond to competitors’ activities.

      Cost of sales and occupancy expense, as a percentage of net sales, was relatively flat in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. The increase in cost of sales and occupancy expense was due, in part, to the continuation of our accelerated clearance markdown program in the first quarter of fiscal 2004. In addition, new store additions since the first quarter of fiscal 2003 and our comparable store sales increase of 6% contributed to the overall increase in cost of sales and occupancy expense.

      Selling, general, and administrative expense was $205.7 million, or 28.3% of net sales, in the first quarter of fiscal 2004 compared with $194.6 million, or 29.6% of net sales, in the first quarter of fiscal 2003. Advertising expense, as a percentage of net sales, decreased approximately 70 basis points as a result of adjustments we made to our advertising program in the first quarter of fiscal 2004 and a leveraging of expenses on higher net sales. In addition, other operating expenses, as a percentage of net sales, decreased approximately 60 basis points, primarily as a result of payroll expense control, expense leverage on higher net sales, and a decrease in physical inventory count fees, partially offset by higher insurance costs.

      The effective tax rate was 38.25% for the first quarter of fiscal 2004 and 41% for the first quarter of fiscal 2003. The effective tax rate was reduced from 41% to 37.6% by the end of fiscal 2003 due to the resolution of certain tax issues that were pending with the Internal Revenue Service.

      As a result of the above, net income for the first quarter of fiscal 2004 increased 41% to $29.3 million, or $0.42 per diluted share, from $20.8 million, or $0.30 per diluted share, for the first quarter of fiscal 2003.

Liquidity and Capital Resources

      Our cash and equivalents increased $39.5 million, or 12%, from $341.8 million at the end of fiscal 2003. We require cash principally for day-to-day operations and to finance capital investments, inventory for new stores, and seasonal working capital needs. In recent years, we have financed our operations, new store openings, Common Stock repurchases, dividend payments, and other capital investments primarily with cash from operations and proceeds from stock option exercises. In addition, borrowings under our Credit Agreement may be an additional source of cash for us to finance future growth and other capital investments.

Cash Flow from Operating Activities

      Cash flow provided by operating activities during the first quarter of fiscal 2004 was $66.4 million compared to $31.0 million during the first quarter of fiscal 2003. The increase in cash provided by operating activities of $35.4 million was primarily attributable to an $8.5 million increase in net income and the timing of payments for income taxes and other obligations totaling $28.7 million.

      Inventories per Michaels store decreased 3.1% from May 3, 2003 to May 1, 2004. As a result of our implementation of perpetual inventory and automated merchandise replenishment systems and the corresponding improvement in inventory management, we now anticipate average inventory per Michaels store at the end of fiscal 2004 to decrease approximately 3 to 5% from the average inventory per Michaels store of $1.045 million we reported at the end of fiscal 2003.

Cash Flow from Investing Activities

      Cash flow used in investing activities was primarily the result of the following capital expenditure activities:

	Quarter Ended

	May 1,	May 3,
	2004(1)	2003(2)

	(In thousands)
New and relocated stores and stores not yet opened	$12,758	$4,134
Existing stores	1,864	3,542
Distribution system expansion	5,558	931
Information systems	4,859	3,552
Corporate and other	795	1,587

	$25,834	$13,746

(1)	In the first quarter of fiscal 2004, we incurred capital expenditures related to the opening of 14 and the relocation of 12 Michaels stores and the completion of our New Lenox, Illinois distribution center.

(2)	In the first quarter of fiscal 2003, we incurred capital expenditures related to the opening of 18 Michaels and five Aaron Brothers stores and the relocation of five Michaels stores.

      We anticipate capital expenditures for fiscal 2004 to total approximately $110.0 million. In fiscal 2004, we plan to open approximately 45 Michaels, seven Aaron Brothers, and seven ReCollections stores and relocate 31 Michaels and one Aaron Brothers store.

Cash Flow from Financing Activities

      Proceeds from the exercise of outstanding stock options have served as a source of cash for us, and we expect to receive proceeds from the exercise of outstanding stock options and options to be granted under our stock option plans in the future. Proceeds from the exercise of stock options were $14.2 million in the first quarter of fiscal 2004 and $1.3 million in the first quarter of fiscal 2003.

      Cash used for repurchases of our Common Stock decreased $18.2 million from $26.0 million in the first quarter of fiscal 2003 to $7.8 million in the first quarter of fiscal 2004. The following table sets forth information regarding our Common Stock repurchase plans as of May 1, 2004:

	Shares		Shares
	Authorized for	Shares	Available for
	Repurchase	Repurchased	Repurchase

December 5, 2000 repurchase plan (fixed portion)	2,000,000	(2,000,000)	—	(1)
December 5, 2000 repurchase plan (variable portion)	14,691	—	14,691	(2)
September 11, 2002 repurchase plan	1,000,000	(1,000,000)	—	(3)
June 18, 2003 repurchase plan	1,000,000	(748,300)	251,700	(4)
February 2, 2004 repurchase plan	2,500,000	—	2,500,000

	6,514,691	(3,748,300)	2,766,391

(1)	On December 5, 2000, our Board of Directors authorized the purchase of up to 2.0 million shares of our outstanding Common Stock. By later resolutions, our Board of Directors provided that proceeds from the exercise of stock options under our 2001 General Stock Option Plan may be used to repurchase additional shares under the 2000 repurchase plan and that the maximum number of shares authorized to be repurchased under the 2000 repurchase plan may be increased to the extent necessary to so use the proceeds from such stock option exercises. As of April 2003, we had repurchased and subsequently retired a total of 2.0 million shares under the 2000 repurchase plan at an average price of $22.25 per share and, as a result, we have used the entire fixed portion of the authority originally provided in the 2000 repurchase plan.

(2)	No repurchases have been made using proceeds from exercises of stock options granted under the 2001 General Stock Option Plan. The number of shares authorized for repurchase from those proceeds fluctuates with the market price of our Common Stock. The estimated 14,691 shares available for repurchase was calculated based on the $50.03 closing price of our Common Stock on April 30, 2004.

(3)	As of January 2004, we repurchased and subsequently retired the 1.0 million shares of our Common Stock authorized under the 2002 repurchase plan at an average price of $35.45 per share.

(4)	In the fourth quarter of fiscal 2003, we repurchased and subsequently retired 591,900 shares of our Common Stock authorized under the 2003 repurchase plan at an average price of $43.10 per share. In the first quarter of fiscal 2004, we repurchased and subsequently retired 156,400 shares of our Common Stock authorized under the 2003 repurchase plan at an average price of $49.85 per share and, as a result, we have 251,700 shares available for repurchase under the plan as of May 1, 2004.

      In May 2004, we have repurchased and subsequently retired 344,400 shares of our Common Stock at an average price of $47.51 per share. As of June 2, 2004, we have a total of 2,421,991 shares available for repurchase. We anticipate that we will continue to repurchase shares of our Common Stock during the remainder of fiscal 2004. Under the agreements governing our outstanding indebtedness, we can only repurchase shares of our Common Stock if we maintain or comply with specified financial ratios and other covenants. We may also be restricted by regulations of the Securities and Exchange Commission from making future repurchases during certain time periods.

      On March 16, 2004, our Board of Directors approved a cash dividend of $0.12 per share, that was paid to stockholders of record at the close of business on April 15, 2004. This dividend reflects our strengthening financial position and our Board of Director’s commitment to encouraging long-term investment by a diverse stockholder base. We did not pay any dividends in the first quarter of fiscal 2003.

Debt

      In 2001, we issued $200 million in principal amount of 9 1/4% Senior Notes due July 1, 2009, which are unsecured and interest thereon is payable semi-annually on each January 1 and July 1. The Senior Notes due 2009 are first callable, in part or in full, in July 2005. Based on our current cash projections, we anticipate calling the Senior Notes due 2009 in July 2005. The terms and conditions of the Senior Notes due 2009 require us to comply with certain covenants, which primarily limit certain activities, including, among other things, levels of indebtedness, liens, investments, payments of dividends, Common Stock repurchases, mergers and acquisitions, and sales of assets. We are in compliance with all terms and conditions of the Senior Notes due 2009.

      Effective May 1, 2001, we signed a $200 million unsecured revolving bank credit facility with Fleet National Bank and other lending institutions, which expires on April 30, 2005. The Credit Agreement requires us to maintain certain financial covenants and limits certain activities, including, among other things, levels of indebtedness, liens, investments, payments of dividends, Common Stock repurchases, mergers and acquisitions, and sales of assets. We are in compliance with all terms and conditions of the Credit Agreement. We had no borrowings under our Credit Agreement during either the first quarter of fiscal 2004 or the first quarter of fiscal 2003 and no borrowings were outstanding under the Credit Agreement at the end of either quarter. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit Agreement ($26.1 million as of May 1, 2004).

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

      We have market risk exposure arising from changes in interest rates. The interest rates on the Credit Agreement are repriced frequently, at market prices, which would result in carrying amounts that approximate fair value. We had no borrowings outstanding under the Credit Agreement at May 1, 2004. In July 2001, we issued $200 million of the Senior Notes due 2009 with a fixed interest rate of 9 1/4%. Generally, the fair market value of our fixed interest rate long-term debt will increase as interest rates fall and decrease as interest rates rise. Our market risk is described in more detail in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

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

MICHAELS STORES, INC.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

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

      The following table sets forth our repurchases of Common Stock for each fiscal month in the first quarter of fiscal 2004.

Issuer Purchases of Equity Securities

			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares That May
	Total Number	Average	Announced	Yet Be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
	Purchased(1)	per Share	Programs(1)	Programs(2)

February 1, 2004 through February 28, 2004	—	$—	—	2,908,100
February 29, 2004 through April 3, 2004	—	—	—	2,922,791
April 4, 2004 through May 1, 2004	156,400	49.85	156,400	2,766,391

Total	156,400	$49.85	156,400	2,766,391

(1)	Repurchased and subsequently retired under the 2003 repurchase plan.

(2)	Under our 2000 repurchase plan, the Board of Directors authorized us to repurchase up to 2.0 million shares of our outstanding Common Stock, with the ability to increase the maximum number of shares authorized to be repurchased under the plan to the extent necessary to use the proceeds from stock options exercised under our 2001 General Stock Option Plan to make repurchases. We have used the entire 2.0 million share fixed portion of the authority originally provided in the 2000 repurchase plan. No repurchases have been made using proceeds from exercises of stock options granted under the 2001 General Stock Option Plan. The number of shares authorized for repurchase from those proceeds fluctuates with the market price of our Common Stock. The estimated 14,691 shares available for repurchase under the variable portion of our 2000 repurchase plan was calculated based on the $50.03 closing price of our Common Stock on April 30, 2004. As of May 1, 2004, we had an estimated 14,691 shares available for repurchase under the variable portion of our 2000 repurchase plan, 251,700 shares available for repurchase under the 2003 repurchase plan, and 2.5 million shares available for repurchase under the 2004 repurchase plan.

Item 6.	Exhibits and Reports on Form 8-K.

      (a) Exhibits:

10.1	Form of Fiscal Year 2004 Bonus Plan for President and Chief Executive Officer (filed herewith).
10.2	Form of Fiscal Year 2004 Bonus Plan for President— Michaels Stores Group/ Corporate Executive Vice Presidents (filed herewith).
10.3	Form of Fiscal Year 2004 Bonus Plan for Executive Vice President— Store Operations (filed herewith).
31.1	Certifications of R. Michael Rouleau pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	Reports on Form 8-K. The following reports were filed or furnished by the Registrant during the quarter ended May 1, 2004:

1.	Report on Form 8-K, dated and furnished to the Securities and Exchange Commission on February 5, 2004, reporting information pursuant to Item 12.
2.	Report on Form 8-K, dated and furnished to the Securities and Exchange Commission on March 3, 2004, reporting information pursuant to Item 12.

MICHAELS STORES, INC.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAELS STORES, INC.

By:	/s/ Jeffrey N. Boyer

Jeffrey N. Boyer
Executive Vice President— Chief Financial Officer (Principal Financial Officer)

Dated: June 9, 2004

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

10.1	Form of Fiscal Year 2004 Bonus Plan for President and Chief Executive Officer (filed herewith).
10.2	Form of Fiscal Year 2004 Bonus Plan for President—Michaels Stores Group/ Corporate Executive Vice Presidents (filed herewith).
10.3	Form of Fiscal Year 2004 Bonus Plan for Executive Vice President—Store Operations (filed herewith).
31.1	Certifications of R. Michael Rouleau pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).