Form 10-Q
period 2004-07-31
MICHAELS STORES INC
filed 2004-09-01
CIK 740670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒          No ☐

      Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Shares Outstanding as of
Title	August 30, 2004

Common Stock, par value $.10 per share	67,814,772

MICHAELS STORES, INC.

FORM 10-Q

Part I— FINANCIAL INFORMATION

MICHAELS STORES, INC.

Part I— FINANCIAL INFORMATION

Item 1.	Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	July 31,	January 31,	August 2,
	2004	2004	2003

	(Note 1)
ASSETS
Current assets:
Cash and equivalents	$307,443	$341,825	$137,201
Merchandise inventories	954,736	892,923	988,276
Prepaid expenses and other	39,655	29,198	24,084
Deferred and prepaid income taxes	26,865	19,426	20,946

Total current assets	1,328,699	1,283,372	1,170,507

Property and equipment, at cost	845,738	808,230	754,699
Less accumulated depreciation	(450,010)	(420,313)	(385,712)

	395,728	387,917	368,987

Goodwill	115,839	115,839	115,839
Other assets	14,923	14,519	13,172

	130,762	130,358	129,011

Total assets	$1,855,189	$1,801,647	$1,668,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$211,408	$172,708	$209,911
Accrued liabilities and other	194,798	194,395	167,325
Income taxes payable	—	2,377	—

Total current liabilities	406,206	369,480	377,236

9 1/4% Senior Notes due 2009	200,000	200,000	200,000
Deferred income taxes	28,241	28,241	21,514
Other long-term liabilities	39,170	36,628	32,625

Total long-term liabilities	267,411	264,869	254,139

	673,617	634,349	631,375

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.10 par value, 2,000,000 shares authorized; none issued	—	—	—
Common Stock, $0.10 par value, 350,000,000 shares authorized; shares issued and outstanding of 67,887,078 at July 31, 2004, 67,997,567 at January 31, 2004, and 66,821,014 at August 2, 2003	6,789	6,800	6,682
Additional paid-in capital	470,311	495,910	487,406
Retained earnings	700,079	660,365	541,063
Accumulated other comprehensive income	4,393	4,223	1,979

Total stockholders’ equity	1,181,572	1,167,298	1,037,130

Total liabilities and stockholders’ equity	$1,855,189	$1,801,647	$1,668,505

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended

	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003

Net sales	$682,934	$616,516	$1,408,786	$1,272,904
Cost of sales and occupancy expense	425,628	382,788	891,256	803,336

Gross profit	257,306	233,728	517,530	469,568
Selling, general, and administrative expense	207,158	186,673	412,859	381,267
Store pre-opening costs	2,643	1,590	5,126	3,343

Operating income	47,505	45,465	99,545	84,958
Interest expense	5,069	5,065	10,397	10,136
Other (income) and expense, net	(877)	(722)	(1,666)	(1,578)

Income before income taxes	43,313	41,122	90,814	76,400
Provision for income taxes	16,567	16,860	34,736	31,324

Net income	$26,746	$24,262	$56,078	$45,076

Earnings per common share:
Basic	$0.39	$0.36	$0.82	$0.67

Diluted	$0.38	$0.35	$0.80	$0.65

Dividends per common share	$0.12	$0.10	$0.24	$0.10

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	July 31,	August 2,
	2004	2003

Operating activities:
Net income	$56,078	$45,076
Adjustments:
Depreciation	43,576	40,464
Amortization	197	200
Other	521	561
Changes in assets and liabilities:
Merchandise inventories	(61,813)	(178,858)
Prepaid expenses and other	(10,457)	(5,445)
Deferred income taxes and other	3,902	1,835
Accounts payable	38,700	115,147
Income taxes payable	(2,377)	(21,438)
Accrued liabilities and other	869	(11,397)

Net change in assets and liabilities	(31,176)	(100,156)

Net cash provided by (used in) operating activities	69,196	(13,855)

Investing activities:
Additions to property and equipment	(51,861)	(40,880)
Net proceeds from sales of property and equipment	45	13

Net cash used in investing activities	(51,816)	(40,867)

Financing activities:
Proceeds from stock options exercised	18,387	5,469
Repurchase of Common Stock	(55,114)	(25,968)
Cash dividends paid to stockholders	(16,364)	(6,678)
Proceeds from issuance of Common Stock and other	1,329	1,069

Net cash used in financing activities	(51,762)	(26,108)

Net decrease in cash and equivalents	(34,382)	(80,830)
Cash and equivalents at beginning of period	341,825	218,031

Cash and equivalents at end of period	$307,443	$137,201

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended July 31, 2004

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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other items, as disclosed) considered necessary for a fair presentation have been included. Because of the seasonal nature of our business, the results of operations for the quarter and six months ended July 31, 2004 are not indicative of the results to be expected for the entire year.

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

      All references herein to “fiscal 2004” relate to the 52 weeks ending January 29, 2005 and all references to “fiscal 2003” relate to the 52 weeks ended January 31, 2004. In addition, all references herein to “the second quarter of fiscal 2004” and “the first six months of fiscal 2004” relate to the 13 and 26 weeks ended July 31, 2004 and all references to “the second quarter of fiscal 2003” and “the first six months of fiscal 2003” relate to the 13 and 26 weeks ended August 2, 2003.

Note 2.	Earnings per Share

      The following table sets forth the computation of basic and diluted earnings per common share:

	Quarter Ended		Six Months Ended

	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003

	(In thousands, except per share data)
Numerator:
Net income	$26,746	$24,262	$56,078	$45,076

Denominator:
Denominator for basic earnings per common share-weighted average shares	68,152	66,673	68,216	66,878
Effect of dilutive securities:
Employee stock options	1,488	3,210	1,527	2,640

Denominator for diluted earnings per common share-weighted average shares adjusted for dilutive securities	69,640	69,883	69,743	69,518

Earnings per common share:
Basic	$0.39	$0.36	$0.82	$0.67

Diluted	$0.38	$0.35	$0.80	$0.65

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Six Months Ended July 31, 2004

(Unaudited)

Note 2.	Earnings per Share (Continued)

      Our purchase and subsequent retirement of 913,200 and 1.1 million shares of our Common Stock in the second quarter and first six months of fiscal 2004, respectively, reduced the number of weighted average shares outstanding by 698,600 and 350,600 shares for the second quarter and first six months of fiscal 2004, respectively. In addition, our purchase and subsequent retirement of 1.0 million shares of our Common Stock in the first quarter of fiscal 2003 reduced the number of weighted average shares outstanding by 1.0 million and 704,200 shares for the second quarter and first six months of fiscal 2003, respectively.

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

	Quarter Ended		Six Months Ended

	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003

	(In thousands, except per share data)
Net income, as reported	$26,746	$24,262	$56,078	$45,076
Stock-based employee compensation cost:
As if the fair value method were applied, net of income tax	3,598	3,397	6,987	6,641

Pro forma net income	$23,148	$20,865	$49,091	$38,435

Earnings per common share, as reported:
Basic	$0.39	$0.36	$0.82	$0.67

Diluted	$0.38	$0.35	$0.80	$0.65

Pro forma earnings per common share:
Basic	$0.34	$0.31	$0.72	$0.57

Diluted	$0.33	$0.31	$0.71	$0.57

Pro forma weighted average shares outstanding:
Basic	68,152	66,673	68,216	66,878
Diluted	69,168	68,239	69,237	67,942

Note 4.	Debt

9 1/4% Senior Notes due 2009

      In 2001, we issued $200 million in principal amount of 9 1/4% Senior Notes due July 1, 2009, which are unsecured and interest thereon is payable semi-annually on each January 1 and July 1. The Senior

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Six Months Ended July 31, 2004

(Unaudited)

Note 4.	Debt (Continued)

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

Credit Agreement

      Effective May 1, 2001, we signed a $200 million unsecured revolving bank credit facility with Fleet National Bank and other lending institutions, which expires on April 30, 2005. The Credit Agreement requires us to maintain certain financial covenants and limits certain activities, including, among other things, levels of indebtedness, liens, investments, payments of dividends, Common Stock repurchases, mergers and acquisitions, and sales of assets. We are in compliance with all terms and conditions of the Credit Agreement. We had no borrowings under our Credit Agreement during either the second quarter of fiscal 2004 or the second quarter of fiscal 2003 and no borrowings were outstanding under the Credit Agreement at the end of either quarter. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit Agreement ($26.1 million as of July 31, 2004).

Note 5.	Comprehensive Income

      Our comprehensive income is as follows:

	Quarter Ended		Six Months Ended

	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003

	(In thousands)
Net income	$26,746	$24,262	$56,078	$45,076
Other comprehensive income (loss):
Foreign currency translation adjustment	2,802	932	170	4,156

Comprehensive income	$29,548	$25,194	$56,248	$49,232

Note 6.	Legal Proceedings

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

For the Six Months Ended July 31, 2004

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

Disclosure Regarding Forward-Looking Information

      The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, estimates, and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004. Specific examples of forward-looking statements include, but are not limited to, statements regarding our future cash dividend policy, forecasts of capital expenditures, working capital requirements, and stock repurchases. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•	our ability to remain competitive in the areas of merchandise quality, price, breadth of selection, customer service, and convenience;

•	our ability to anticipate and/or react to changes in customer demand and preferences for products and supplies used in creative activities and the related financial impact;

•	changes in consumer confidence resulting in a reduction in consumer spending on items perceived to be discretionary;

•	the execution and management of our store growth, including new concepts, and the availability of acceptable real estate locations for new store openings;

•	the effective maintenance of our perpetual inventory and automated replenishment systems and related impacts to inventory levels;

•	the identification and implementation of improvements to our supply chain to achieve efficiencies and cost reductions;

•	delays in the receipt of merchandise ordered from our suppliers due to delays in connection with either the manufacture or shipment of such merchandise;

•	transportation delays (including dock strikes and other work stoppages) and increases in transportation costs due to fuel surcharges and transportation regulations;

•	restrictive actions by foreign governments or changes in United States laws and regulations affecting imports or domestic distribution;

•	material increases in inflation or commodity prices, such as petroleum, steel, and paper;

•	changes in political, economic, and social conditions;

•	significant fluctuations in exchange rates;

•	financial difficulties of any of our key vendors, suppliers, and service providers;

•	the design and implementation of new management information systems as well as the maintenance and enhancement of existing systems, particularly in light of our continued store growth and the addition of new concepts;

•	our ability to comply with the terms and restrictions of our Credit Agreement and Senior Notes due 2009;

•	the seasonality of the retail business; and

•	other factors as set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004, particularly in “Critical Accounting Policies” and “Risk Factors,” and in our other Securities and Exchange Commission filings.

      We intend these forward-looking statements to speak only as of the time of filing this Quarterly Report on Form 10-Q and do not undertake to update or revise them as more information becomes available.

General

      All references herein to “fiscal 2004” relate to the 52 weeks ending January 29, 2005 and all references to “fiscal 2003” relate to the 52 weeks ended January 31, 2004. In addition, all references herein to “the second quarter of fiscal 2004” and “the first six months of fiscal 2004” relate to the 13 and 26 weeks ended July 31, 2004 and all references to “the second quarter of fiscal 2003” and “the first six months of fiscal 2003” relate to the 13 and 26 weeks ended August 2, 2003.

      The following table sets forth certain of our unaudited operating data (dollar amounts in thousands):

	Quarter Ended		Six Months Ended

	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003

Michaels stores(1):
Retail stores open at beginning of period	818	771	804	754
Retail stores opened during the period	9	9	23	27
Retail stores opened (relocations) during the period	10	4	22	9
Retail stores closed during the period	—	—	—	(1)
Retail stores closed (relocations) during the period	(10)	(4)	(22)	(9)

Retail stores open at end of period	827	780	827	780
Aaron Brothers stores:
Retail stores open at beginning of period	158	153	158	148
Retail stores opened during the period	3	4	3	9
Retail stores closed during the period	(1)	—	(1)	—

Retail stores open at end of period	160	157	160	157
Recollections stores:
Retail stores open at beginning of period	2	—	2	—
Retail stores opened during the period	3	1	3	1

Retail stores open at end of period	5	1	5	1
Star Wholesale stores(1):
Wholesale stores open at beginning of period	3	2	3	2
Wholesale stores opened during the period	—	—	—	—

Wholesale stores open at end of period	3	2	3	2

Total store count at end of period	995	940	995	940

Other operating data:
Average inventory per Michaels store(2)	$1,079	$1,208	$1,079	$1,208
Comparable store sales increase(3)	5%	1%	6%	2%

(1)	Opening store counts reflect a reclassification of our Los Angeles combination wholesale-retail store from a Michaels store to a Star Wholesale store. Beginning in fiscal 2004, our Los Angeles wholesale-retail store is being managed as part of our Star Wholesale concept.

(2)	Average inventory per Michaels store calculation excludes Aaron Brothers, Recollections, and Star Wholesale stores.

(3)	Comparable store sales increase represents the increase in net sales for stores open the same number of months in the indicated period and the comparable period of the previous year, including stores that were relocated or expanded during either period. A store is deemed to become comparable in its 14th full month of operation in order to eliminate grand opening sales distortions.

Results of Operations

      The following table sets forth the percentage relationship to net sales of each line item of our unaudited consolidated statements of income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes contained herein.

	Quarter Ended		Six Months Ended

	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	62.3	62.1	63.3	63.1

Gross profit	37.7	37.9	36.7	36.9
Selling, general, and administrative expense	30.3	30.3	29.3	30.0
Store pre-opening costs	0.4	0.2	0.3	0.2

Operating income	7.0	7.4	7.1	6.7
Interest expense	0.8	0.8	0.8	0.8
Other (income) and expense, net	(0.1)	(0.1)	(0.1)	(0.1)

Income before income taxes	6.3	6.7	6.4	6.0
Provision for income taxes	2.4	2.8	2.4	2.5

Net income	3.9%	3.9%	4.0%	3.5%

Quarter Ended July 31, 2004 Compared to the Quarter Ended August 2, 2003

      Net sales for the second quarter of fiscal 2004 increased $66.4 million, or 11%, over the second quarter of fiscal 2003. At the end of the second quarter of fiscal 2004, we operated 827 Michaels, 160 Aaron Brothers, five Recollections, and three Star Wholesale stores. The results for the second quarter of fiscal 2004 included sales from 51 Michaels, four Aaron Brothers, four Recollections, and one Star Wholesale store that were opened during the 12-month period ended July 31, 2004, more than offsetting lost sales from the closure of four Michaels and one Aaron Brothers store during the same period. Sales at the new stores (net of closures) during the second quarter of fiscal 2004 accounted for $32.7 million of the increase in net sales. Comparable store sales increased 5% in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003, which contributed $33.7 million to the net sales increase. Customer traffic increased approximately 4% and custom framing deliveries increased 1% in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003. Average ticket for the quarter was flat. Comparable store sales growth was strongest in our frames, party/ impulse, kids’ crafts, and needlework/ yarn categories. Our ability to continue to generate comparable store sales increases is dependent, in part, on our ability to continue to maintain store in-stock positions on the top-selling items, to properly allocate merchandise to our stores, to be successful in our sales promotion efforts, to anticipate customer demand and trends in the arts and crafts industry, and to respond to competitors’ activities.

      Cost of sales and occupancy expense, as a percentage of net sales, increased approximately 20 basis points in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003, primarily due to an unfavorable comparison of distribution costs as a percentage of net sales in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003. In addition, cost of sales and occupancy expense for the second quarter of fiscal 2004 includes the costs associated with closing our Lexington, Kentucky distribution center and opening a new distribution center in New Lenox, Illinois.

      Selling, general, and administrative expense was $207.2 million, or 30.3% of net sales, in the second quarter of fiscal 2004 compared with $186.7 million, or 30.3% of net sales, in the second quarter of fiscal 2003. Selling, general, and administrative expense increased approximately 140 basis points due, in part, to the establishment of a $4.9 million reserve ($3.0 million after tax) for the estimated cost of claims that we believe will not be covered due to the deteriorating financial condition of an insurance company with which we previously conducted business. We feel it is probable that this insurance company will be unable to pay claims as they are filed, and accordingly, in the second quarter of fiscal 2004, we established a $4.9 million reserve to cover those estimated claims costs. The 140 basis point increase in selling, general, and administrative expense was also due to $4.5 million in higher workers’ compensation insurance costs and the impact of relocating our Aaron Brothers headquarters to the Dallas, Texas area. These increases were offset by a reduction in store payroll, store operating, and corporate costs as a percentage of net sales as a result of a heightened focus on expense control during fiscal 2004.

      The effective tax rate was 38.25% for the second quarter of fiscal 2004 and 41% for the second quarter of fiscal 2003. The effective tax rate was reduced from 41% to 37.6% by the end of fiscal 2003 due to the resolution of certain tax issues that were pending with the Internal Revenue Service.

      As a result of the above, net income for the second quarter of fiscal 2004 increased 10% to $26.7 million, or $0.38 per diluted share, from $24.3 million, or $0.35 per diluted share, for the second quarter of fiscal 2003.

Six Months Ended July 31, 2004 Compared to the Six Months Ended August 2, 2003

      Net sales for the first six months of fiscal 2004 increased $135.9 million, or 11%, over the first six months of fiscal 2003. Sales at the new stores (net of closures) during the first six months of fiscal 2004 accounted for $63.8 million of the increase in net sales. Comparable store sales increased 6% in the first six months of fiscal 2004 compared to the first six months of fiscal 2003, which contributed $72.1 million to the net sales increase. Customer traffic increased approximately 4% in the first six months of fiscal 2004 compared to the first six months of fiscal 2003. Average ticket increased approximately 2%, driven primarily by better merchandise in-stock levels and a strengthening of the Canadian dollar (contributing 30 basis points). Comparable store sales growth was strongest in our needlework/yarn, kids’ crafts, books, general crafts, and frames categories.

      Cost of sales and occupancy expense, as a percentage of net sales, increased approximately 20 basis points in the first six months of fiscal 2004 compared to the first six months of fiscal 2003. The increase in cost of sales and occupancy expense was primarily due to the continuation of our accelerated clearance markdown program in the first quarter of fiscal 2004 and an unfavorable comparison of distribution costs as a percentage of net sales in the first six months of fiscal 2004 compared to the first six months of fiscal 2003. In addition, cost of sales and occupancy expense for the first six months of fiscal 2004 includes the costs associated with closing our Lexington, Kentucky distribution center and opening a new distribution center in New Lenox, Illinois.

      Selling, general, and administrative expense was $412.9 million, or 29.3% of net sales, in the first six months of fiscal 2004 compared with $381.3 million, or 30.0% of net sales, in the first six months of fiscal 2003. A reduction in store payroll costs, primarily as a result of a heightened focus on expense control during fiscal 2004 and a decrease in advertising expense as a result of adjustments we made to our fiscal 2004 advertising program resulted in a decrease of approximately 100 basis points. The decrease as a percentage of net sales was also due to a reduction in physical inventory count fees and a leveraging of store operating and corporate expenses on higher net sales. These decreases were partially offset by a

90 basis point increase as a result of $7.0 million in higher workers’ compensation insurance costs, the establishment of a $4.9 million reserve ($3.0 million after tax) for the estimated cost of claims that we believe will not be covered due to the deteriorating financial condition of an insurance company with which we previously conducted business, and the impact of relocating our Aaron Brothers headquarters to the Dallas, Texas area.

      The effective tax rate was 38.25% for the first six months of fiscal 2004 and 41% for the first six months of fiscal 2003. The effective tax rate was reduced from 41% to 37.6% by the end of fiscal 2003 due to the resolution of certain tax issues that were pending with the Internal Revenue Service.

      As a result of the above, net income for the first six months of fiscal 2004 increased 24% to $56.1 million, or $0.80 per diluted share, from $45.1 million, or $0.65 per diluted share, for the first six months of fiscal 2003.

Liquidity and Capital Resources

      Our cash and equivalents decreased $34.4 million, or 10%, from $341.8 million at the end of fiscal 2003. We require cash principally for day-to-day operations and to finance capital investments, inventory for new stores, and seasonal working capital needs. In recent years, we have financed our operations, new store openings, Common Stock repurchases, dividend payments, and other capital investments with cash from operations and proceeds from stock option exercises. In addition, borrowings under our Credit Agreement may be an additional source of cash for us to finance future growth and other capital investments.

Cash Flow from Operating Activities

      Cash flow provided by operating activities during the first six months of fiscal 2004 was $69.2 million compared to cash used in operating activities of $13.9 million during the first six months of fiscal 2003. The increase in cash provided by operating activities of $83.1 million was due in part to an $11.0 million increase in net income and the timing of payments for income taxes and other obligations totaling $31.3 million. In addition, we used $40.6 million less cash in the first six months of fiscal 2004 compared to the prior year on merchandise inventories, net of accounts payable.

      Inventories per Michaels store decreased 11% from August 2, 2003 to July 31, 2004. As a result of our implementation of perpetual inventory and automated merchandise replenishment systems and the corresponding improvement in inventory management, we now anticipate average inventory per Michaels store at the end of fiscal 2004 to decrease approximately 5 to 7% from the average inventory per Michaels store of $1.045 million we reported at the end of fiscal 2003.

Cash Flow from Investing Activities

      Cash flow used in investing activities was primarily the result of the following capital expenditure activities:

	Six Months Ended

	July 31,	August 2,
	2004(1)	2003(2)

	(In thousands)
New and relocated stores and stores not yet opened	$27,067	$16,861
Existing stores	7,892	8,936
Distribution system expansion	5,841	5,126
Information systems	9,196	6,752
Corporate and other	1,865	3,205

	$51,861	$40,880

(1)	In the first six months of fiscal 2004, we incurred capital expenditures related to the opening of 23 Michaels, three Aaron Brothers, and three Recollections stores, the relocation of 22 Michaels stores, and the completion of our New Lenox, Illinois distribution center.

(2)	In the first six months of fiscal 2003, we incurred capital expenditures related to the opening of 27 Michaels, nine Aaron Brothers, and one Recollections store and the relocation of nine Michaels stores.

      We anticipate capital expenditures for fiscal 2004 to be in the range of $105.0 million to $110.0 million. In fiscal 2004, we plan to open approximately 45 Michaels, seven Aaron Brothers, and seven Recollections stores and relocate 30 Michaels and one Aaron Brothers store.

Cash Flow from Financing Activities

      Proceeds from the exercise of outstanding stock options have served as a source of cash for us, and we expect to receive proceeds from the exercise of outstanding stock options and options to be granted under our stock option plans in the future. Proceeds from the exercise of stock options were $18.4 million in the first six months of fiscal 2004 and $5.5 million in the first six months of fiscal 2003.

      Cash used for repurchases of our Common Stock increased $29.1 million from $26.0 million in the first six months of fiscal 2003 to $55.1 million in the first six months of fiscal 2004. The following table sets forth information regarding our Common Stock repurchase plans as of July 31, 2004:

	Shares		Shares
	Authorized for	Shares	Available for
	Repurchase	Repurchased	Repurchase

December 5, 2000 repurchase plan (fixed portion)	2,000,000	(2,000,000)	—	(1)
December 5, 2000 repurchase plan (variable portion)	13,738	(13,738)	—	(2)
September 11, 2002 repurchase plan	1,000,000	(1,000,000)	—	(3)
June 18, 2003 repurchase plan	1,000,000	(1,000,000)	—	(4)
February 2, 2004 repurchase plan	2,500,000	(647,762)	1,852,238	(5)

	6,513,738	(4,661,500)	1,852,238

(1)	On December 5, 2000, our Board of Directors authorized the purchase of up to 2.0 million shares of our outstanding Common Stock. By later resolutions, our Board of Directors provided that proceeds from the exercise of stock options under our 2001 General Stock Option Plan may be used to repurchase additional shares under the 2000 repurchase plan and that the maximum number of shares authorized to be repurchased under the 2000 repurchase plan may be increased to the extent necessary to so use the proceeds from such stock option exercises. As of April 2003, we had repurchased and subsequently retired a total of 2.0 million shares under the 2000 repurchase plan at an average price of $22.25 per share and, as a result, we have used the entire fixed portion of the authority originally provided in the 2000 repurchase plan.

(2)	In the second quarter of fiscal 2004, we repurchased and subsequently retired 13,738 shares of our Common Stock at an average price of $53.50 per share using proceeds from exercises of stock options granted under the 2001 General Stock Option Plan that were exercised in the first quarter of fiscal 2004.

(3)	As of January 2004, we repurchased and subsequently retired the 1.0 million shares of our Common Stock authorized under the 2002 repurchase plan at an average price of $35.45 per share.

(4)	In the fourth quarter of fiscal 2003, we repurchased and subsequently retired 591,900 shares of our Common Stock authorized under the 2003 repurchase plan at an average price of $43.10 per share. In the first six months of fiscal 2004, we repurchased and subsequently retired 408,100 shares of our Common Stock authorized under the 2003 repurchase plan at an average price of $48.67 per share and, as a result, we have used the entire authority originally provided in the 2003 repurchase plan.

(5)	In the second quarter of fiscal 2004, we repurchased and subsequently retired 647,762 shares of our Common Stock under the 2004 repurchase plan at an average price of $53.29 per share and, as a result, we have 1,852,238 shares available for repurchase under the plan as of July 31, 2004.

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

      On March 16, 2004, our Board of Directors approved a cash dividend of $0.12 per share that was paid to stockholders of record at the close of business on April 15, 2004. On June 17, 2004, our Board of Directors approved a cash dividend of $0.12 per share that was paid to stockholders of record at the close of business on July 15, 2004. These dividends reflect our strengthening financial position and our Board of Directors’ commitment to encouraging long-term investment by a diverse stockholder base. We did not pay any dividends in the first quarter of fiscal 2003; however, we paid a $0.10 cash dividend in the second quarter of fiscal 2003.

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

      Effective May 1, 2001, we signed a $200 million unsecured revolving bank credit facility with Fleet National Bank and other lending institutions, which expires on April 30, 2005. The Credit Agreement requires us to maintain certain financial covenants and limits certain activities, including, among other things, levels of indebtedness, liens, investments, payments of dividends, Common Stock repurchases, mergers and acquisitions, and sales of assets. We are in compliance with all terms and conditions of the Credit Agreement. We had no borrowings under our Credit Agreement during either the second quarter of fiscal 2004 or the second quarter of fiscal 2003 and no borrowings were outstanding under the Credit Agreement at the end of either quarter. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit Agreement ($26.1 million as of July 31, 2004).

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

      We have market risk exposure arising from changes in interest rates. The interest rates on the Credit Agreement are repriced frequently, at market prices, which would result in carrying amounts that approximate fair value. We had no borrowings outstanding under the Credit Agreement at July 31, 2004. In July 2001, we issued $200 million of the Senior Notes due 2009 with a fixed interest rate of 9 1/4%. Generally, the fair market value of our fixed interest rate long-term debt will increase as interest rates fall and decrease as interest rates rise. Our market risk is described in more detail in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

      We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934). An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President— Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Executive Vice President— Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. We note that the design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

      The following table sets forth our repurchases of Common Stock for each fiscal month in the second quarter of fiscal 2004.

Issuer Purchases of Equity Securities

			Total Number
			of Shares	Maximum Number
			Purchased as	of Shares That
			Part of Publicly	May Yet Be
	Total Number	Average	Announced	Purchased Under
	of Shares	Price Paid	Plans or	the Plans or
	Purchased(1)	per Share	Programs(1)	Programs(2)

May 2, 2004 through May 29, 2004	344,400	$47.51	344,400	2,421,038
May 30, 2004 through July 3, 2004	568,800	54.42	568,800	1,852,238
July 4, 2004 through July 31, 2004	—	—	—	1,852,238

Total	913,200	$51.81	913,200	1,852,238

(1)	Repurchased and subsequently retired 13,738 shares under the variable portion of the 2000 repurchase plan, 251,700 shares under the 2003 repurchase plan, and 647,762 shares under the 2004 repurchase plan.

(2)	Under our 2000 repurchase plan, the Board of Directors authorized us to repurchase up to 2.0 million shares of our outstanding Common Stock, with the ability to increase the maximum number of shares authorized to be repurchased under the plan to the extent necessary to use the proceeds from stock options exercised under our 2001 General Stock Option Plan to make repurchases. We have used the entire 2.0 million share fixed portion of the authority originally provided in the 2000 repurchase plan. In the second quarter of fiscal 2004, we repurchased and subsequently retired 13,738 shares of our Common Stock at an average price of $53.50 per share using proceeds from exercises of stock options granted under the 2001 General Stock Option Plan that were exercised in the first quarter of fiscal 2004. As of July 31, 2004, we had 1,852,238 shares available for repurchase under the 2004 repurchase plan.

Item 4.	Submission of Matters to a Vote of Security Holders.

      Our 2004 Annual Meeting of Stockholders was held on June 17, 2004. The following items of business, as proposed in the Proxy Statement dated May 6, 2004, was presented to the stockholders:

Election of Directors

      The six director nominees, information with respect to which was set forth in the Proxy Statement under the caption titled “Proposal for Election of Directors,” were elected. The vote with respect to the election of these directors was as follows:

		Total Vote
	Total Vote	Withheld
	for Each	for Each
	Director	Director

Charles J. Wyly, Jr.	65,075,694	1,404,620
Sam Wyly	65,153,138	1,327,176
Richard E. Hanlon	64,279,463	2,200,851
Richard C. Marcus	64,066,531	2,413,783
Liz Minyard	64,094,572	2,385,742
Cece Smith	64,958,862	1,521,452

      Each elected director will serve until the next annual meeting of stockholders or until his or her successor is duly elected and qualified or until the earlier of his or her resignation, death, or removal.

Ratification of the Selection of Our Independent Auditors

      The selection of Ernst & Young LLP as our independent auditors for fiscal 2004, information with respect to which was set forth in the Proxy Statement under the caption titled “Proposal for Ratification of the Selection of Our Independent Auditors,” was ratified. The vote with respect to this ratification was as follows:

For	64,720,635
Against	1,716,015
Abstentions	43,664

66,480,314

Adoption of the Amendment to the Restated Certificate of Incorporation

      The amendment to our Restated Certificate of Incorporation, the description of which was set forth in the Proxy Statement under the caption titled “Proposal for the Adoption of the Amendment to the Restated Certificate of Incorporation,” was adopted. The vote with respect to this adoption was as follows:

For	55,189,963
Against	11,236,199
Abstentions	54,152

66,480,314

Item 6.	Exhibits and Reports on Form 8-K.

      (a) Exhibits:

10.1	Amended and Restated Employment Agreement between Michaels Stores, Inc. and R. Michael Rouleau, dated July 7, 2004 (filed herewith).
31.1	Certifications of R. Michael Rouleau pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	Reports on Form 8-K. The following reports were filed or furnished by the Registrant during the quarter ended July 31, 2004:

1.	Report on Form 8-K, dated and furnished to the Securities and Exchange Commission on May 6, 2004, reporting information pursuant to Item 12.
2.	Report on Form 8-K, dated and furnished to the Securities and Exchange Commission on May 26, 2004, reporting information pursuant to Item 12.
3.	Report on Form 8-K, dated and filed with the Securities and Exchange Commission on July 7, 2004, reporting information pursuant to Items 5 and 7.

MICHAELS STORES, INC.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAELS STORES, INC.

By:	/s/ Jeffrey N. Boyer

Jeffrey N. Boyer
Executive Vice President— Chief Financial Officer (Principal Financial Officer)

Dated: September 1, 2004

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

10.1	Amended and Restated Employment Agreement between Michaels Stores, Inc. and R. Michael Rouleau, dated July 7, 2004 (filed herewith).
31.1	Certifications of R. Michael Rouleau pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).