Form 10-Q
period 2004-10-30
MICHAELS STORES INC
filed 2004-12-07
CIK 740670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004

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

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Shares Outstanding as of
Title	December 3, 2004

Common Stock, par value $.10 per share	134,783,296

MICHAELS STORES, INC.

FORM 10-Q

Part I— FINANCIAL INFORMATION

MICHAELS STORES, INC.

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	October 30,	January 31,	November 1,
	2004	2004	2003

	(Note 1)
ASSETS
Current assets:
Cash and equivalents	$272,406	$341,825	$105,477
Merchandise inventories	1,096,400	892,923	1,103,527
Prepaid expenses and other	34,633	29,198	28,979
Deferred and prepaid income taxes	19,471	19,426	20,380

Total current assets	1,422,910	1,283,372	1,258,363

Property and equipment, at cost	863,421	808,230	779,440
Less accumulated depreciation	(469,867)	(420,313)	(402,628)

	393,554	387,917	376,812

Goodwill	115,839	115,839	115,839
Other assets	16,810	14,519	13,603

	132,649	130,358	129,442

Total assets	$1,949,113	$1,801,647	$1,764,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$257,023	$172,708	$220,349
Accrued liabilities and other	222,248	194,395	189,976
Income taxes payable	6,066	2,377	3,916

Total current liabilities	485,337	369,480	414,241

9 1/4% Senior Notes due 2009	200,000	200,000	200,000
Deferred income taxes	27,550	28,241	21,515
Other long-term liabilities	41,256	36,628	34,004

Total long-term liabilities	268,806	264,869	255,519

	754,143	634,349	669,760

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.10 par value, 2,000,000 shares authorized; none issued	—	—	—
Common Stock, $0.10 par value, 350,000,000 shares authorized; shares issued and outstanding of 135,093,810 at October 30, 2004, 135,995,134 at January 31, 2004, and 135,555,608 at November 1, 2003	13,509	13,600	13,556
Additional paid-in capital	438,850	489,110	503,410
Retained earnings	733,069	660,365	572,511
Accumulated other comprehensive income	9,542	4,223	5,380

Total stockholders’ equity	1,194,970	1,167,298	1,094,857

Total liabilities and stockholders’ equity	$1,949,113	$1,801,647	$1,764,617

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended

	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003

Net sales	$799,905	$755,246	$2,208,691	$2,028,150
Cost of sales and occupancy expense	504,236	479,471	1,395,492	1,282,807

Gross profit	295,669	275,775	813,199	745,343
Selling, general, and administrative expense	220,489	208,474	633,348	589,741
Store pre-opening costs	2,408	3,702	7,534	7,045

Operating income	72,772	63,599	172,317	148,557
Interest expense	5,042	5,049	15,439	15,185
Other (income) and expense, net	(1,077)	77	(2,743)	(1,501)

Income before income taxes	68,807	58,473	159,621	134,873
Provision for income taxes	26,319	20,265	61,055	51,589

Net income	$42,488	$38,208	$98,566	$83,284

Earnings per common share:
Basic	$0.31	$0.28	$0.72	$0.62

Diluted	$0.31	$0.27	$0.71	$0.60

Dividends per common share	$0.07	$0.05	$0.19	$0.10

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	October 30,	November 1,
	2004	2003

Operating activities:
Net income	$98,566	$83,284
Adjustments:
Depreciation	65,756	61,632
Amortization	294	299
Other	780	844
Changes in assets and liabilities:
Merchandise inventories	(203,477)	(294,109)
Prepaid expenses and other	(5,435)	(10,340)
Deferred income taxes and other	757	2,435
Accounts payable	84,315	125,585
Income taxes payable	16,917	(6,432)
Accrued liabilities and other	33,157	14,036

Net cash provided by (used in) operating activities	91,630	(22,766)

Investing activities:
Additions to property and equipment	(71,663)	(69,333)
Net proceeds from sales of property and equipment	60	31

Net cash used in investing activities	(71,603)	(69,302)

Financing activities:
Proceeds from stock options exercised	28,595	28,556
Repurchase of Common Stock	(94,582)	(37,369)
Cash dividends paid to stockholders	(25,867)	(13,439)
Proceeds from issuance of Common Stock and other	2,408	1,766

Net cash used in financing activities	(89,446)	(20,486)

Net decrease in cash and equivalents	(69,419)	(112,554)
Cash and equivalents at beginning of period	341,825	218,031

Cash and equivalents at end of period	$272,406	$105,477

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended October 30, 2004

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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other items, as disclosed) considered necessary for a fair presentation have been included. Because of the seasonal nature of our business, the results of operations for the quarter and nine months ended October 30, 2004 are not indicative of the results to be expected for the entire year.

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

      Share and per share data (except par value) presented for all periods reflect the effect of a two-for-one Common Stock split, which was effected in the form of a stock dividend on October 12, 2004, to stockholders of record as of the close of business on September 27, 2004.

      Certain reclassifications have been made to prior periods to conform to current presentations.

      All references herein to “fiscal 2004” relate to the 52 weeks ending January 29, 2005 and all references to “fiscal 2003” relate to the 52 weeks ended January 31, 2004. In addition, all references herein to “the third quarter of fiscal 2004” and “the first nine months of fiscal 2004” relate to the 13 and 39 weeks ended October 30, 2004, respectively, and all references to “the third quarter of fiscal 2003” and “the first nine months of fiscal 2003” relate to the 13 and 39 weeks ended November 1, 2003, respectively.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Nine Months Ended October 30, 2004

(Unaudited)

Note 2.     Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per common share:

	Quarter Ended		Nine Months Ended

	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003

	(In thousands, except per share data)
Numerator:
Net income	$42,488	$38,208	$98,566	$83,284

Denominator:
Denominator for basic earnings per common share-weighted average shares	135,550	134,622	136,138	134,044
Effect of dilutive securities:
Employee stock options	3,246	7,076	3,119	5,880

Denominator for diluted earnings per common share-weighted average shares adjusted for dilutive securities	138,796	141,698	139,257	139,924

Earnings per common share:
Basic	$0.31	$0.28	$0.72	$0.62

Diluted	$0.31	$0.27	$0.71	$0.60

      Our purchase and subsequent retirement of 3.6 million shares of our Common Stock in the first nine months of fiscal 2004 reduced the number of weighted average shares outstanding by 2.7 million and 1.4 million shares for the third quarter and first nine months of fiscal 2004, respectively. In addition, our purchase and subsequent retirement of 2.5 million shares of our Common Stock in the first nine months of fiscal 2003 reduced the number of weighted average shares outstanding by 2.2 million and 1.7 million shares for the third quarter and first nine months of fiscal 2003, respectively.

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

      Pro forma information regarding net income and earnings per common share, as required by the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation— Transition and Disclosure, has been determined as if we had accounted for our employee stock options under the fair value method.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Nine Months Ended October 30, 2004

(Unaudited)

Note 3.	Stock-Based Compensation (Continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting periods. Our pro forma information is as follows:

	Quarter Ended		Nine Months Ended

	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003

	(In thousands, except per share data)
Net income, as reported	$42,488	$38,208	$98,566	$83,284
Stock-based employee compensation cost:
As if the fair value method were applied, net of income tax	5,025	5,081	12,012	11,722

Pro forma net income	$37,463	$33,127	$86,554	$71,562

Earnings per common share, as reported:
Basic	$0.31	$0.28	$0.72	$0.62

Diluted	$0.31	$0.27	$0.71	$0.60

Pro forma earnings per common share:
Basic	$0.28	$0.25	$0.64	$0.53

Diluted	$0.27	$0.24	$0.63	$0.52

Pro forma weighted average shares outstanding:
Basic	135,550	134,622	136,138	134,044
Diluted	137,652	137,996	138,011	136,368

Note 4.	Debt

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

Credit Agreement

      In October 2004, we signed an extension to our existing $200 million unsecured revolving bank credit facility with Fleet National Bank and other lending institutions, which now expires on April 30, 2006. The Credit Agreement requires us to maintain certain financial covenants and limits certain activities, including, among other things, levels of indebtedness, liens, investments, payments of dividends, Common Stock repurchases, mergers and acquisitions, and sales of assets. In addition to extending the term of the Credit Agreement, we obtained the consent of the lenders to permit the prepayment of the Senior Notes due 2009 when they become callable in July 2005, if we have “liquidity” (defined as cash and equivalents

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Nine Months Ended October 30, 2004

(Unaudited)

Note 4.	Debt (Continued)

plus unused availability under the Credit Agreement) of at least $300 million. We are in compliance with all terms and conditions of the Credit Agreement. We had no borrowings under our Credit Agreement during either the third quarter of fiscal 2004 or the third quarter of fiscal 2003 and no borrowings were outstanding under the Credit Agreement at the end of either quarter. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit Agreement ($26.1 million as of October 30, 2004).

Note 5.	Comprehensive Income

      Our comprehensive income is as follows:

	Quarter Ended		Nine Months Ended

	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003

		(In thousands)
Net income	$42,488	$38,208	$98,566	$83,284
Other comprehensive income (loss):
Foreign currency translation adjustment and other	5,154	3,401	5,324	7,557

Comprehensive income	$47,642	$41,609	$103,890	$90,841

Note 6.	Legal Proceedings

Stockholder Class Actions

      On various dates between February 4, 2003 and March 25, 2003, 10 purported class action lawsuits were filed in the United States District Court for the Northern District of Texas, Dallas Division, against Michaels Stores, Inc. and certain of the current and former directors and officers of Michaels. All of these lawsuits have been consolidated. The suits assert various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 related to actions prior to Michaels’ announcement on November 7, 2002, that, among other things, it had revised its outlook for the fourth fiscal quarter of 2002, adjusting downward its guidance for annual earnings per diluted share. The consolidated complaint charges that, prior to that announcement, Michaels and certain of the other defendants made misrepresentations and failed to disclose negative information about the financial condition of Michaels while the individual defendants were selling shares of Michaels common stock. We believe these claims are without merit and will vigorously contest them. We are unable to estimate a range of possible loss, if any, in these claims.

Derivative Claims

      On March 21, 2003, Julie Fathergill filed a purported stockholder derivative action, which is pending in the 192nd District Court for Dallas County, Texas. The lawsuit names certain former and current officers and directors, including all of Michaels’ current directors, as individual defendants and Michaels as a nominal defendant. In this derivative action, the plaintiff makes allegations of fact similar to those made in the purported securities class actions described above. The plaintiff asserts claims against the individual defendants for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. All of these claims are asserted derivatively on behalf of Michaels. We believe these claims are also without merit and will vigorously oppose them.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Nine Months Ended October 30, 2004

(Unaudited)

Note 6.	Legal Proceedings (Continued)

      On September 11, 2003, Leo J. Dutil filed a purported stockholder derivative action, which is pending in the United States District Court for the Northern District of Texas, Dallas Division. The lawsuit names certain former and current officers and directors as individual defendants and Michaels as a nominal defendant. In this derivative action, the plaintiff makes allegations of fact similar to those made in the purported stockholder class actions and the Fathergill derivative lawsuit described above. The plaintiff asserts claims against the individual defendants for breach of fiduciary duty, misappropriation of confidential information, and contribution and indemnification. All of these claims are asserted derivatively on behalf of Michaels. We believe these claims are also without merit and will vigorously oppose them.

Cotton Claim

      On December 20, 2002, James Cotton, a former store manager of Michaels of Canada, ULC, our wholly-owned subsidiary, and Suzette Kennedy, a former assistant manager of Michaels of Canada, commenced a proposed class proceeding against Michaels of Canada and Michaels Stores, Inc. on behalf of themselves and current and former employees employed in Canada. The Cotton claim was filed in the Ontario Superior Court of Justice and alleges that the defendants violated employment standards legislation in Ontario and other provinces and territories of Canada by failing to pay overtime compensation as required by that legislation. The Cotton claim also alleges that this conduct was in breach of the contracts of employment of those individuals. The Cotton claim seeks a declaration that the defendants have acted in breach of applicable legislation, payment to current and former employees for overtime, damages for breach of contract, punitive, aggravated and exemplary damages, interest, and costs. We believe we have certain meritorious defenses and intend to defend this lawsuit vigorously. We are unable to estimate a range of possible loss, if any, in this claim.

General

      We are a defendant from time to time in lawsuits incidental to our business. Based on currently available information, we believe that resolution of all known contingencies is uncertain. There can be no assurance that future costs of such litigation would not be material to our financial position or results of operations.

Note 7.	Recent Accounting Pronouncements

      In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, Inventory Costs, as an amendment to ARB No. 43. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are evaluating the provisions of SFAS No. 151 to determine the impact on our consolidated operating results or financial position.

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

Disclosure Regarding Forward-Looking Information

      The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, estimates, and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004. Specific examples of forward-looking statements include, but are not limited to, statements regarding our future cash dividend policy, forecasts of capital expenditures, working capital requirements, and stock repurchases. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•	our ability to remain competitive in the areas of merchandise quality, price, breadth of selection, customer service, and convenience;

•	our ability to anticipate and/or react to changes in customer demand and preferences for products and supplies used in creative activities and the related financial impact;

•	changes in consumer confidence resulting in a reduction in consumer spending on items perceived to be discretionary;

•	the execution and management of our store growth, including new concepts, and the availability of acceptable real estate locations for new store openings;

•	the effective maintenance of our perpetual inventory and automated replenishment systems and related impacts to inventory levels;

•	the identification and implementation of improvements to our supply chain to achieve efficiencies and cost reductions;

•	delays in the receipt of merchandise ordered from our suppliers due to delays in connection with either the manufacture or shipment of such merchandise;

•	transportation delays (including dock strikes and other work stoppages) and increases in transportation costs due to fuel surcharges and transportation regulations;

•	restrictive actions by foreign governments or changes in United States laws and regulations affecting imports or domestic distribution;

•	material increases in inflation or commodity prices, such as petroleum, steel, and paper;

•	changes in political, economic, and social conditions;

•	significant fluctuations in exchange rates;

•	financial difficulties of any of our key vendors, suppliers, and service providers;

•	the design and implementation of new management information systems as well as the maintenance and enhancement of existing systems, particularly in light of our continued store growth and the addition of new concepts;

•	our ability to comply with the terms and restrictions of our Credit Agreement and our Senior Notes due 2009;

•	the seasonality of the retail business; and

•	other factors as set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004, particularly in “Critical Accounting Policies” and “Risk Factors,” and in our other Securities and Exchange Commission filings.

      We intend these forward-looking statements to speak only as of the time of filing this Quarterly Report on Form 10-Q and do not undertake to update or revise them as more information becomes available.

General

      All references herein to “fiscal 2004” relate to the 52 weeks ending January 29, 2005 and all references to “fiscal 2003” relate to the 52 weeks ended January 31, 2004. In addition, all references herein to “the third quarter of fiscal 2004” and “the first nine months of fiscal 2004” relate to the 13 and 39 weeks ended October 30, 2004, respectively, and all references to “the third quarter of fiscal 2003” and “the first nine months of fiscal 2003” relate to the 13 and 39 weeks ended November 1, 2003, respectively.

      Unless otherwise noted, discussions relating to our Common Stock reflect the effects of a two-for-one Common Stock split effected in the form of a stock dividend on October 12, 2004, to stockholders of record as of the close of business on September 27, 2004.

      The following table sets forth certain of our unaudited operating data (dollar amounts in thousands):

	Quarter Ended		Nine Months Ended

	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003

Michaels stores(1):
Retail stores open at beginning of period	827	780	804	754
Retail stores opened during the period	22	28	45	55
Retail stores opened (relocations) during the period	8	7	30	16
Retail stores closed during the period	—	—	—	(1)
Retail stores closed (relocations) during the period	(8)	(7)	(30)	(16)

Retail stores open at end of period	849	808	849	808
Aaron Brothers stores:
Retail stores open at beginning of period	160	157	158	148
Retail stores opened during the period	4	1	7	10
Retail stores opened (relocations) during the period	1	—	1	—
Retail stores closed during the period	—	—	(1)	—
Retail stores closed (relocations) during the period	(1)	—	(1)	—

Retail stores open at end of period	164	158	164	158
Recollections stores:
Retail stores open at beginning of period	5	1	2	—
Retail stores opened during the period	3	1	6	2

Retail stores open at end of period	8	2	8	2

	Quarter Ended		Nine Months Ended

	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003

Star Wholesale stores(1):
Wholesale stores open at beginning of period	3	2	3	2
Wholesale stores opened during the period	—	1	—	1

Wholesale stores open at end of period	3	3	3	3

Total store count at end of period	1,024	971	1,024	971

Other operating data:
Average inventory per Michaels store(2)	$1,213	$1,313	$1,213	$1,313
Comparable store sales increase(3)	1%	2%	4%	2%

(1)	Opening store counts reflect a reclassification of our Los Angeles combination wholesale-retail store from a Michaels store to a Star Wholesale store. Beginning in fiscal 2004, our Los Angeles wholesale-retail store is being managed as part of our Star Wholesale concept.

(2)	Average inventory per Michaels store calculation excludes Aaron Brothers, Recollections, and Star Wholesale stores.

(3)	Comparable store sales increase represents the increase in net sales for stores open the same number of months in the indicated period and the comparable period of the previous year, including stores that were relocated or expanded during either period. A store is deemed to become comparable in its 14th month of operation in order to eliminate grand opening sales distortions.

Results of Operations

      The following table sets forth the percentage relationship to net sales of each line item of our unaudited consolidated statements of income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes contained herein.

	Quarter Ended		Nine Months Ended

	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	63.0	63.5	63.2	63.3

Gross profit	37.0	36.5	36.8	36.7
Selling, general, and administrative expense	27.6	27.6	28.7	29.1
Store pre-opening costs	0.3	0.5	0.3	0.3

Operating income	9.1	8.4	7.8	7.3
Interest expense	0.6	0.6	0.7	0.7
Other (income) and expense, net	(0.1)	0.0	(0.1)	(0.1)

Income before income taxes	8.6	7.8	7.2	6.7
Provision for income taxes	3.3	2.7	2.7	2.6

Net income	5.3%	5.1%	4.5%	4.1%

Quarter Ended October 30, 2004 Compared to the Quarter Ended November 1, 2003

      Net Sales—Net sales for the third quarter of fiscal 2004 increased $44.7 million, or 6%, over the third quarter of fiscal 2003. At the end of the third quarter of fiscal 2004, we operated 849 Michaels, 164 Aaron Brothers, eight Recollections, and three Star Wholesale stores. The results for the third quarter of fiscal 2004 included sales from 45 Michaels, seven Aaron Brothers, and six Recollections stores that were opened during the 12-month period ended October 30, 2004, more than offsetting lost sales from the closure of four Michaels and one Aaron Brothers store during the same period. Sales at the new stores (net of closures) during the third quarter of fiscal 2004 accounted for $37.7 million of the increase in net sales. Comparable store sales increased 1% in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003, which contributed $6.9 million to the net sales increase. Customer traffic increased approximately 2% and custom framing deliveries were relatively flat in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003, partially offset by a decline in average ticket of 1%. Comparable store sales growth was strongest in our needlework/yarn, impulse, books, and kids’ crafts categories. Our ability to continue to generate comparable store sales increases is dependent, in part, on our ability to continue to maintain store in-stock positions on the top-selling items, to properly allocate merchandise to our stores, to be successful in our sales promotion efforts, to anticipate customer demand and trends in the arts and crafts industry, and to respond to competitors’ activities.

      Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense, as a percentage of net sales, decreased approximately 50 basis points in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. Cost of sales as a percentage of sales decreased as a result of an improvement in the mix of sales. Sales of regular priced merchandise as a percentage of total sales increased 5%, offset by a corresponding decrease in sales of both promotionally priced and clearance merchandise. Cost of sales was also favorably impacted by better leverage on our distribution and purchasing expenses. These reductions in cost of sales as a percentage of sales were partially offset by costs of approximately $2 million, recorded in the third quarter of 2004, associated with closing our Lexington, Kentucky distribution center and opening a new distribution center in New Lenox, Illinois. We expect that all significant costs associated with this distribution center realignment project will be recognized during fiscal 2004. The reduction in cost of sales as a percentage of sales was also partially offset by increases in occupancy expense as a percentage of sales. Occupancy expense in the third quarter of 2004 includes incremental store closure costs of approximately $2.4 million. Store closure costs vary with the timing and extent of store relocation and closure activities, and are driven primarily by the remaining lease term and estimated sublease income associated with each closed store.

      Selling, General, and Administrative Expense—Selling, general, and administrative expense was $220.5 million, or 27.6% of net sales, in the third quarter of fiscal 2004 compared to $208.5 million, or 27.6% of net sales, in the third quarter of fiscal 2003. The expense increase was primarily due to an increase in the number of stores we operated compared to last year, in particular store personnel costs, store operating expenses, advertising expenses, and corporate overhead costs totaling approximately $12.3 million of the expense increase.

      Store Pre-opening Costs—Pre-opening expense decreased $1.3 million, or 0.2% of net sales, from $3.7 million, or 0.5%, in the third quarter of fiscal 2003 to $2.4 million, or 0.3%, in the third quarter of fiscal 2004, primarily due to the timing of our new store opening program in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003.

      Provision for Income Taxes—The effective tax rate was 38.25% for the third quarter of fiscal 2004 and 34.7% for the third quarter of fiscal 2003. The effective tax rate for the third quarter of fiscal 2003 was reduced from 41% to 34.7% due to the resolution of certain tax issues pending with the Internal Revenue Service. Our effective tax rate for fiscal 2003 was 37.6%.

      Net Income—As a result of the above, net income for the third quarter of fiscal 2004 increased 11% to $42.5 million, or $0.31 per diluted share, from $38.2 million, or $0.27 per diluted share, for the third quarter of fiscal 2003.

Nine Months Ended October 30, 2004 Compared to the Nine Months Ended November 1, 2003

      Net Sales—Net sales for the first nine months of fiscal 2004 increased $180.5 million, or 9%, over the first nine months of fiscal 2003. Sales at the new stores (net of closures) during the first nine months of fiscal 2004 accounted for $101.5 million of the increase in net sales. Comparable store sales increased 4% in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003, which contributed $79.0 million to the net sales increase. Customer traffic increased approximately 3% and custom framing deliveries were relatively flat in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003. Average ticket increased approximately 1%, driven primarily by better merchandise in-stock levels and a strengthening of the Canadian dollar (contributing 29 basis points). Comparable store sales growth was strongest in our needlework/yarn, art, frames, and kids’ crafts categories.

      Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense, as a percentage of net sales, decreased approximately 10 basis points in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003. Cost of sales as a percentage of sales decreased as a result of an improvement in the mix of sales. Sales of regular priced merchandise as a percentage of total sales increased 3%, offset by a corresponding decrease in sales of both promotionally priced and clearance merchandise. Cost of sales was also favorably impacted by better leverage on our distribution and purchasing expenses. These reductions in cost of sales as a percentage of sales were partially offset by costs of approximately $3.8 million associated with closing our Lexington, Kentucky distribution center and opening a new distribution center in New Lenox, Illinois. We expect that all significant costs associated with this distribution center realignment project will be recognized during fiscal 2004. The reduction in cost of sales as a percentage of sales was also partially offset by increases in occupancy expense as a percentage of sales. Occupancy expense in the first nine months of 2004 includes incremental store closure costs of approximately $5.1 million. Store closure costs vary with the timing and extent of store relocation and closure activities, and are driven primarily by the remaining lease term and estimated sublease income associated with each closed store.

      Selling, General, and Administrative Expense—Selling, general, and administrative expense was $633.3 million, or 28.7% of net sales, in the first nine months of fiscal 2004 compared to $589.7 million, or 29.1% of net sales, in the first nine months of fiscal 2003. The expense increase was primarily due to an increase in the number of stores we operated compared to last year, in particular store personnel costs, store operating expenses, advertising expenses, and corporate overhead costs totaling approximately $30.7 million of the expense increase. In addition, in the first nine months of fiscal 2004, we incurred $7.5 million of higher workers’ compensation insurance costs, as well as costs associated with relocating the Aaron Brothers’ headquarters to the Dallas, Texas area. In the second quarter of fiscal 2004, we also established a $4.9 million reserve for claims that we believe will not be covered due to the deteriorating financial condition of an insurance company with which we previously conducted business. This reserve amount represents our current estimate of probable loss as determined in consultation with third party experts. Our total gross claims exposure is estimated to be $10.0 million, partially offset by estimated recovery from state guaranteed funds. As actual claims continue to be filed with the insurer or as existing claims are fully resolved, it may be necessary for us to record additional adjustments in order to be fully reserved for the estimate of probable losses that we expect to incur, but we believe that all significant costs have been recognized in fiscal 2004.

      Store personnel costs, excluding the workers’ compensation insurance charges described above, and other store operating expenses decreased as a percentage of net sales (approximately 60 basis points) primarily as a result of a heightened focus on expense control during the first nine months of fiscal 2004 and a leveraging of those expenses against higher net sales. Advertising expenses decreased as a percentage of net sales (approximately 20 basis points) primarily as a result of adjustments we made to our fiscal 2004 advertising program.

      Provision for Income Taxes—The effective tax rate was 38.25% for both the first nine months of fiscal 2004 and the first nine months of fiscal 2003.

      Net Income—As a result of the above, net income for the first nine months of fiscal 2004 increased 18% to $98.6 million, or $0.71 per diluted share, from $83.3 million, or $0.60 per diluted share, for the first nine months of fiscal 2003.

Liquidity and Capital Resources

      Our cash and equivalents decreased $69.4 million, or 20%, from $341.8 million at the end of fiscal 2003 to $272.4 million at the end of the third quarter of fiscal 2004. We require cash principally for day-to-day operations and to finance capital investments, inventory for new stores, inventory replenishment for existing stores, and seasonal working capital needs. In recent years, we have financed our operations, new store openings, Common Stock repurchases, dividend payments, and other capital investments with cash from operations and proceeds from stock option exercises. In addition, borrowings under our Credit Agreement may be an additional source of cash for us to finance future growth and other capital investments.

Cash Flow from Operating Activities

      Cash flow provided by operating activities during the first nine months of fiscal 2004 was $91.6 million compared to cash used in operating activities of $22.8 million during the first nine months of fiscal 2003. The increase in cash provided by operating activities of $114.4 million was primarily attributable to our use of $49.4 million less cash in the first nine months of fiscal 2004 compared to the prior year on merchandise inventories, net of accounts payable, primarily as a result of the completion of the implementation of our perpetual inventory system. In addition, operating cash increased $15.3 million from the increase in net income, $23.3 million from income taxes payable due to the timing of payments for income taxes, and $19.1 million from accrued liabilities and other, primarily due to higher non-cash workers’ compensation insurance accruals and the establishment of a $4.9 million reserve for the estimated cost of claims that we believe will not be covered due to the deteriorating financial condition of an insurance company with which we previously conducted business.

      Inventories per Michaels store decreased 8% from November 1, 2003 to October 30, 2004. As a result of the completion of the implementation of our perpetual inventory and automated merchandise replenishment systems and the corresponding improvement in inventory management, we now anticipate average inventory per Michaels store at the end of fiscal 2004 to decrease approximately 5% from the average inventory per Michaels store of $1.045 million we reported at the end of fiscal 2003.

Cash Flow from Investing Activities

      Cash flow used in investing activities was primarily the result of the following capital expenditure activities:

	Nine Months Ended

	October 30,	November 1,
	2004(1)	2003(2)

	(In thousands)
New and relocated stores and stores not yet opened	$41,296	$29,052
Existing stores	8,270	15,527
Distribution system expansion	6,998	11,737
Information systems	11,917	9,360
Corporate and other	3,182	3,657

	$71,663	$69,333

(1)	In the first nine months of fiscal 2004, we incurred capital expenditures related to the opening of 45 Michaels, seven Aaron Brothers, and six Recollections stores, the relocation of 30 Michaels and one Aaron Brothers store, and the completion of our New Lenox, Illinois distribution center.

(2)	In the first nine months of fiscal 2003, we incurred capital expenditures related to the opening of 55 Michaels, 10 Aaron Brothers, two Recollections, and one Star Wholesale store and the relocation of 16 Michaels stores.

      We anticipate capital expenditures for fiscal 2004 to be approximately $105.0 million. As of the end of the third quarter of fiscal 2004, we completed our fiscal 2004 store opening and relocation activities.

Cash Flow from Financing Activities

      On September 16, 2004, our Board of Directors approved a two-for-one stock split that was effected in the form of a stock dividend to stockholders of record as of the close of business on September 27, 2004. The stock dividend was paid on October 12, 2004.

      Proceeds from the exercise of outstanding stock options have served as a source of cash for us, and we expect to receive proceeds from the exercise of outstanding stock options and options to be granted under our stock option plans in the future. Proceeds from the exercise of stock options were $28.6 million in the first nine months of fiscal 2004 and $28.6 million in the first nine months of fiscal 2003.

      Cash used for repurchases of our Common Stock increased $57.2 million from $37.4 million in the first nine months of fiscal 2003 to $94.6 million in the first nine months of fiscal 2004. The following table sets forth information regarding our Common Stock repurchase plans as of October 30, 2004:

	Shares		Shares
	Authorized for	Shares	Available for
	Repurchase	Repurchased	Repurchase

December 5, 2000 repurchase plan (fixed portion)	4,000,000	(4,000,000)	—	(1)
December 5, 2000 repurchase plan (variable portion)	54,552	(54,551)	1	(2)
September 11, 2002 repurchase plan	2,000,000	(2,000,000)	—	(3)
June 18, 2003 repurchase plan	2,000,000	(2,000,000)	—	(4)
February 2, 2004 repurchase plan	5,000,000	(2,719,749)	2,280,251	(5)

	13,054,552	(10,774,300)	2,280,252

(1)	On December 5, 2000, our Board of Directors authorized the purchase of up to 4.0 million shares of our outstanding Common Stock. By later resolutions, our Board of Directors provided that proceeds from the exercise of stock options under our 2001 General Stock Option Plan may be used to repurchase additional shares under the 2000 repurchase plan and that the maximum number of shares authorized to be repurchased under the 2000 repurchase plan may be increased to the extent necessary to so use the proceeds from such stock option exercises. As of April 2003, we had repurchased and subsequently retired a total of 4.0 million shares under the 2000 repurchase plan at an average price of $11.13 per share and, as a result, we have used the entire fixed portion of the authority originally provided in the 2000 repurchase plan.

(2)	In the first nine months of fiscal 2004, we repurchased and subsequently retired 54,551 shares of our Common Stock at an average price of $27.03 per share using proceeds from exercises of stock options granted under the 2001 General Stock Option Plan that were exercised in the first nine months of fiscal 2004.

(3)	As of January 2004, we repurchased and subsequently retired the 2.0 million shares of our Common Stock authorized under the 2002 repurchase plan at an average price of $17.73 per share.

(4)	In the fourth quarter of fiscal 2003, we repurchased and subsequently retired approximately 1.2 million shares of our Common Stock authorized under the 2003 repurchase plan at an average price of $21.55 per share. In the first six months of fiscal 2004, we repurchased and subsequently retired 816,200 shares of our Common Stock authorized under the 2003 repurchase plan at an average price of $24.34 per share and, as a result, we have used the entire authority originally provided in the 2003 repurchase plan.

(5)	In the first nine months of fiscal 2004, we repurchased and subsequently retired approximately 2.7 million shares of our Common Stock authorized to be repurchased under the 2004 repurchase plan at an average price of $26.93 per share and, as a result, we have 2,280,251 shares available for repurchase under the plan as of October 30, 2004.

      Since the end of the third quarter of fiscal 2004, we have repurchased and subsequently retired 380,000 shares of our Common Stock at an average price of $27.68 per share. As of December 3, 2004,

we have a total of 1,900,252 shares available for repurchase. We anticipate that we will continue to repurchase shares of our Common Stock during the remainder of fiscal 2004. Under the agreements governing our outstanding indebtedness, we can only repurchase shares of our Common Stock if we maintain or comply with specified financial ratios and other covenants. We may also be restricted by regulations of the Securities and Exchange Commission from making future repurchases during certain time periods.

      On March 16, 2004, our Board of Directors approved a cash dividend of $0.06 per share that was paid to stockholders of record at the close of business on April 15, 2004. On June 17, 2004, our Board of Directors approved a cash dividend of $0.06 per share that was paid to stockholders of record at the close of business on July 15, 2004. On September 16, 2004, our Board of Directors approved a cash dividend of $0.07 per share that was paid to stockholders of record as of the close of business on September 27, 2004. On December 1, 2004, our Board of Directors approved a cash dividend of $0.07 per share to be paid on January 31, 2005, to stockholders of record as of the close of business on January 17, 2005. These dividends reflect our strengthening financial position and our Board of Directors’ commitment to encouraging long-term investment by a diverse stockholder base. We did not pay any dividends in the first quarter of fiscal 2003; however, we paid a $0.05 cash dividend in each of the second, third, and fourth quarters of fiscal 2003.

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

      In October 2004, we signed an extension to our existing $200 million unsecured revolving bank credit facility with Fleet National Bank and other lending institutions, which now expires on April 30, 2006. The Credit Agreement requires us to maintain certain financial covenants and limits certain activities, including, among other things, levels of indebtedness, liens, investments, payments of dividends, Common Stock repurchases, mergers and acquisitions, and sales of assets. In addition to extending the term of the Credit Agreement, we obtained the consent of the lenders to permit the prepayment of the Senior Notes due 2009 when they become callable in July 2005, if we have “liquidity” (defined as cash and equivalents plus unused availability under the Credit Agreement) of at least $300 million. We are in compliance with all terms and conditions of the Credit Agreement. We had no borrowings under our Credit Agreement during either the third quarter of fiscal 2004 or the third quarter of fiscal 2003 and no borrowings were outstanding under the Credit Agreement at the end of either quarter. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit Agreement ($26.1 million as of October 30, 2004).

General

      We believe that our available cash, funds generated by operating activities, funds available under the Credit Agreement, and proceeds from the exercise of stock options will be sufficient to fund planned capital expenditures, working capital requirements, and any anticipated dividend payments or stock repurchases for the foreseeable future.

Recent Accounting Pronouncements

      In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, Inventory Costs, as an amendment to ARB No. 43. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are evaluating the provisions of SFAS No. 151 to determine the impact on our consolidated operating results or financial position.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

      We have market risk exposure arising from changes in interest rates. The interest rates on the Credit Agreement are repriced frequently, at market prices, which would result in carrying amounts that approximate fair value. We had no borrowings outstanding under the Credit Agreement at October 30, 2004. In July 2001, we issued $200 million of the Senior Notes due 2009 with a fixed interest rate of 9 1/4%. Generally, the fair market value of our fixed interest rate long-term debt will increase as interest rates fall and decrease as interest rates rise. Our market risk is described in more detail in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

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

Stockholder Class Actions

      On various dates between February 4, 2003 and March 25, 2003, 10 purported class action lawsuits were filed in the United States District Court for the Northern District of Texas, Dallas Division, against Michaels Stores, Inc. and certain of the current and former directors and officers of Michaels. All of these lawsuits have been consolidated. The suits assert various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 related to actions prior to Michaels’ announcement on November 7, 2002, that, among other things, it had revised its outlook for the fourth fiscal quarter of 2002, adjusting downward its guidance for annual earnings per diluted share. The consolidated complaint charges that, prior to that announcement, Michaels and certain of the other defendants made misrepresentations and failed to disclose negative information about the financial condition of Michaels while the individual defendants were selling shares of Michaels common stock. We believe these claims are without merit and will vigorously contest them. We are unable to estimate a range of possible loss, if any, in these claims.

Derivative Claims

      On March 21, 2003, Julie Fathergill filed a purported stockholder derivative action, which is pending in the 192nd District Court for Dallas County, Texas. The lawsuit names certain former and current officers and directors, including all of Michaels’ current directors, as individual defendants and Michaels as a nominal defendant. In this derivative action, the plaintiff makes allegations of fact similar to those made in the purported securities class actions described above. The plaintiff asserts claims against the individual defendants for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. All of these claims are asserted derivatively on behalf of Michaels. We believe these claims are also without merit and will vigorously oppose them.

      On September 11, 2003, Leo J. Dutil filed a purported stockholder derivative action, which is pending in the United States District Court for the Northern District of Texas, Dallas Division. The lawsuit names certain former and current officers and directors as individual defendants and Michaels as a nominal defendant. In this derivative action, the plaintiff makes allegations of fact similar to those made in the purported stockholder class actions and the Fathergill derivative lawsuit described above. The plaintiff asserts claims against the individual defendants for breach of fiduciary duty, misappropriation of confidential information, and contribution and indemnification. All of these claims are asserted derivatively on behalf of Michaels. We believe these claims are also without merit and will vigorously oppose them.

Cotton Claim

      On December 20, 2002, James Cotton, a former store manager of Michaels of Canada, ULC, our wholly-owned subsidiary, and Suzette Kennedy, a former assistant manager of Michaels of Canada, commenced a proposed class proceeding against Michaels of Canada and Michaels Stores, Inc. on behalf of themselves and current and former employees employed in Canada. The Cotton claim was filed in the Ontario Superior Court of Justice and alleges that the defendants violated employment standards legislation in Ontario and other provinces and territories of Canada by failing to pay overtime compensation as required by that legislation. The Cotton claim also alleges that this conduct was in breach of the contracts of employment of those individuals. The Cotton claim seeks a declaration that the defendants have acted in breach of applicable legislation, payment to current and former employees for overtime, damages for breach of contract, punitive, aggravated and exemplary damages, interest, and costs. We believe we have certain meritorious defenses and intend to defend this lawsuit vigorously. We are unable to estimate a range of possible loss, if any, in this claim.

General

      We are a defendant from time to time in lawsuits incidental to our business. Based on currently available information, we believe that resolution of all known contingencies is uncertain. There can be no assurance that future costs of such litigation would not be material to our financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

      On December 5, 2000, our Board of Directors authorized the repurchase of up to 4.0 million shares of our outstanding Common Stock. By later resolutions, our Board of Directors provided that proceeds of the exercise of options under our 2001 General Stock Option Plan may be used to repurchase shares under the 2000 repurchase plan and that the maximum number of shares authorized to be repurchased under the 2000 repurchase plan may be increased to the extent necessary to so use the proceeds from such option exercises.

      On September 11, 2002, our Board of Directors authorized the repurchase of up to 2.0 million shares of our outstanding Common Stock. On June 18, 2003, our Board of Directors authorized the repurchase of up to 2.0 million shares of our outstanding Common Stock. On February 2, 2004, our Board of Directors authorized the repurchase of up to 5.0 million shares of our outstanding Common Stock.

      The following table sets forth our repurchases of Common Stock for each fiscal month in the third quarter of fiscal 2004:

Issuer Purchases of Equity Securities

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares That
			Part of Publicly	May Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans
	Purchased(1)	per Share	Programs(1)	or Programs(2)

August 1, 2004 through August 28, 2004	407,800	$26.29	407,800	3,296,676
August 29, 2004 through October 2, 2004	1,043,500	27.55	1,043,500	2,280,252
October 3, 2004 through October 30, 2004	—	—	—	2,280,252

Total	1,451,300	$27.19	1,451,300	2,280,252

(1)	Repurchased and subsequently retired 27,075 shares under the variable portion of the 2000 repurchase plan, and 1,424,225 shares under the 2004 repurchase plan.

(2)	Under our 2000 repurchase plan, the Board of Directors authorized us to repurchase up to 4.0 million shares of our outstanding Common Stock, with the ability to increase the maximum number of shares authorized to be repurchased under the plan to the extent necessary to use the proceeds from stock options exercised under our 2001 General Stock Option Plan to make repurchases. We have used the entire 4.0 million share fixed portion of the authority originally provided in the 2000 repurchase plan. In the third quarter of fiscal 2004, we repurchased and subsequently retired 27,075 shares of our Common Stock at an average price of $27.31 per share using proceeds from exercises of stock options granted under the 2001 General Stock Option Plan that were exercised in the third quarter of fiscal 2004. As of October 30, 2004, we had 2,280,252 shares available for repurchase under the 2004 repurchase plan.

Item 5.	Other Information.

      On December 1, 2004, the Compensation Committee of our Board of Directors approved the purchase of a new automobile for use by R. Michael Rouleau, our President and Chief Executive Officer, as part of his compensation, and authorized the transfer to Mr. Rouleau of title to an older automobile formerly used by him, also as part of his compensation.

Item 6.	Exhibits and Reports on Form 8-K.

      (a) Exhibits:

10.1	Revolving Credit Agreement, dated May 1, 2001, between Michaels Stores, Inc. and Fleet National Bank and the other lenders named therein (previously filed as Exhibit 10.1 to Form 10-Q for the period ended May 5, 2001, filed by Registrant on June 19, 2001, SEC File No. 000-11822).
10.2	First Amendment and Consent to Revolving Credit Agreement, dated as of December 31, 2001, among Michaels Stores, Inc., Fleet National Bank, and the other lenders named therein (previously filed as Exhibit 10.16 to Form 10-K for the year ended February 2, 2002, filed by Registrant on April 12, 2002, SEC File No. 000-11822).
10.3	Second Amendment and Consent to Revolving Credit Agreement, dated as of December 31, 2003, among Michaels Stores, Inc., Fleet National Bank, and the other lenders named therein (previously filed as Exhibit 10.20 to Form 10-K for the year ended January 31, 2004, filed by Registrant on April 2, 2004, SEC File No. 000-11822).
10.4	Third Amendment and Consent to Revolving Credit Agreement, dated as of October 6, 2004, among Michaels Stores, Inc., Fleet National Bank, and the other lenders named therein (filed herewith).
31.1	Certifications of R. Michael Rouleau pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	Reports on Form 8-K. The following reports were filed or furnished by the Registrant during the quarter ended October 30, 2004:

1.	Report on Form 8-K, dated and furnished to the Securities and Exchange Commission on August 5, 2004, reporting information pursuant to Item 12.
2.	Report on Form 8-K, dated and furnished to the Securities and Exchange Commission on August 25, 2004, reporting information pursuant to Item 2.02.
3.	Report on Form 8-K, dated and filed with the Securities and Exchange Commission on September 16, 2004, reporting information pursuant to Item 8.01 and 9.01.
4.	Report on Form 8-K, dated and filed with the Securities and Exchange Commission on September 28, 2004, reporting information pursuant to Items 1.01, 8.01, and 9.01.

MICHAELS STORES, INC.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAELS STORES, INC.

By:	/s/ JEFFREY N. BOYER

Jeffrey N. Boyer
Executive Vice President— Chief Financial Officer
(Principal Financial Officer)

Dated: December 7, 2004

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

10.1	Revolving Credit Agreement, dated May 1, 2001, between Michaels Stores, Inc. and Fleet National Bank and the other lenders named therein (previously filed as Exhibit 10.1 to Form 10-Q for the period ended May 5, 2001, filed by Registrant on June 19, 2001, SEC File No. 000-11822).
10.2	First Amendment and Consent to Revolving Credit Agreement, dated as of December 31, 2001, among Michaels Stores, Inc., Fleet National Bank, and the other lenders named therein (previously filed as Exhibit 10.16 to Form 10-K for the year ended February 2, 2002, filed by Registrant on April 12, 2002, SEC File No. 000-11822).
10.3	Second Amendment and Consent to Revolving Credit Agreement, dated as of December 31, 2003, among Michaels Stores, Inc., Fleet National Bank, and the other lenders named therein (previously filed as Exhibit 10.20 to Form 10-K for the year ended January 31, 2004, filed by Registrant on April 2, 2004, SEC File No. 000-11822).
10.4	Third Amendment and Consent to Revolving Credit Agreement, dated as of October 6, 2004, among Michaels Stores, Inc., Fleet National Bank, and the other lenders named therein (filed herewith).
31.1	Certifications of R. Michael Rouleau pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).