Form 10-K
period 2005-01-29
MICHAELS STORES INC
filed 2005-04-11
CIK 740670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2005
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
None

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☒          No ☐
      As of July 30, 2004, the aggregate market value of the voting equity held by non-affiliates of the Registrant was approximately $3,545,822,109 based on the closing price of the Registrant’s Common Stock on such date, $27.02, as reported on the New York Stock Exchange (as adjusted for the two-for-one stock split in September 2004). Shares of the Registrant’s Common Stock owned by its directors and executive officers were excluded from this aggregate market value calculation; however, such exclusion does not represent a conclusion by the Registrant that any or all of such directors and executive officers are affiliates of the Registrant.
      As of March 28, 2005, 136,498,920 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.
      Part III of this report incorporates information from the Registrant’s definitive Proxy Statement relating to the Registrant’s Annual Stockholders Meeting to be held on June 16, 2005.

PART I

ITEM 1.	Business.
      Unless otherwise noted, all amounts contained in this document are as of January 29, 2005. Unless otherwise noted, all references to the number of shares of Common Stock and earnings per share amounts in this Annual Report on Form 10-K have been adjusted to retroactively reflect each of the two-for-one Common Stock splits effected in the form of a stock dividend to stockholders of record as of the close of business on November 12, 2001, and on September 27, 2004.
General
      With almost $3.4 billion in sales in fiscal 2004, Michaels Stores, Inc. (together with its subsidiaries, unless the context otherwise indicates) is the largest national arts and crafts specialty retailer providing materials, ideas, and education for creative activities. Michaels Stores, Inc. was incorporated in Delaware in 1983, and as of March 28, 2005, we operate 850 Michaels retail stores in 48 states, as well as in Canada, averaging 18,500 square feet of selling space. Our stores offer arts and crafts supplies and products for the crafter and do-it-yourself home decorator. We also operate 165 Aaron Brothers stores as of March 28, 2005, in 11 states, averaging 5,500 square feet of selling space, offering photo frames, a full line of ready-made frames, custom framing services, and a wide selection of art supplies. Recollections, our scrapbooking/paper crafting retail concept, operates eight stores as of March 28, 2005, located in Arizona, Maryland, and Texas providing merchandise, accessories, and a variety of scrapbooking and paper crafting support services in a community learning environment. In addition, we own and operate four Star Wholesale stores as of March 28, 2005, located in Arizona, California, Georgia, and Texas, offering merchandise primarily to interior decorators/designers, wedding/event planners, florists, hotels, restaurants, and commercial display companies.
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
Recent History
      During the early 1990s, we embarked on an aggressive national expansion program. By 1995, we had tripled our store base to over 500 stores through new store openings and acquisitions, accomplishing our goal of becoming the nation’s largest specialty retailer in our industry. However, as a result of inadequate information systems and infrastructure to support our rapid growth, our financial performance weakened. Beginning in 1996, we focused on increasing the profitability of our existing stores by implementing a variety of operating initiatives, including installing point-of-sale (POS) systems chain-wide to record item-level sales, implementing standardized merchandise planograms to enhance merchandise presentation, eliminating non-core merchandise, reducing costs through centralization of functions, and strengthening the quality and depth of our management team.

      Over the following few years, we strengthened our operations by improving our infrastructure. We invested in technology, our supply chain, and our associates to implement best practices and process management. We also resumed a new store opening strategy that continues today. See “–Store Expansion and Relocation.”
      As a result of our initiatives, we have achieved a 9.4% compounded annual Michaels store growth rate since fiscal 1997, while maintaining a 12.8% compounded annual sales growth rate and a 31.3% compounded annual earnings growth rate. In addition, we have reported positive annual comparable store sales growth for each of the past eight consecutive fiscal years.
Industry Overview–Competition
      We are the largest specialty retailer providing materials, ideas, and education for creative activities in home décor, art, and craft projects. We believe we are well positioned to benefit from favorable demographics, particularly a more affluent baby boomer population; continued investment in homes and purchases of new homes; and an increasing focus on home-based, family activities. According to an industry consumer participation survey published in 2002, our typical customer is:

•	Female–Over 92% are women and 62% are married.
•	Young–77% of crafters are under 55 with half of them between the ages of 35 and 54.
•	Educated–92% are high school graduates, with almost 60% of them having attended college.
•	Affluent–72% of crafters have household incomes greater than $40,000, and 45% of them have household incomes over $60,000.
•	Loyal–53% of crafters shop for craft supplies at least twice a month and 24% shop at least once a week.
      We compete across many industries, including arts and crafts, home décor, party supplies, candles, photo frames, and custom framing. Recently published research reports estimate that the size of the markets in which we compete totals approximately $30 billion annually.
      The markets in which we compete are highly fragmented, containing stores nationwide operated primarily by small, independent retailers along with a few regional chains. We are the largest national retailer dedicated to serving the arts and crafts market, and we believe that there are only four other major arts and crafts retailers in the United States with annual sales in excess of $200 million. Moreover, we believe that our fiscal 2004 sales were more than twice as much as those of our largest direct competitor.
      We believe customers tend to choose where to shop based upon store location, breadth of selection, price, quality of merchandise, availability of product, and customer service. We compete with many different types of retailers and classify our competition within the following categories:

•	Multi-store chains. This category includes several multi-store chains each operating more than 30 stores and comprises: Hobby Lobby, which operates approximately 351 stores in 28 states, primarily in the Midwestern and Southern United States; A.C. Moore Arts & Crafts, Inc., which operates approximately 96 stores in the mid-Atlantic and Northeast regions; Jo-Ann Superstores (operated by Jo-Ann Stores, Inc.), which operates approximately 114 Superstores across the country; and Garden Ridge Corporation, which operates approximately 35 stores in 13 states, primarily in the Midwestern and Southern United States. We believe all of these chains are significantly smaller than Michaels with respect to number of stores and total net sales.

•	Small, local specialty retailers. This category includes local “Mom & Pop” arts and crafts retailers. Typically, these are single store operations managed by the owner. These stores generally have limited resources for advertising, purchasing, and distribution. Many of these stores have established a loyal customer base within a given community and compete with us based on relationships and customer service.

•	Mass merchandisers. This category includes companies such as Wal-Mart Stores, Inc. and other mass merchandisers. These retailers typically dedicate only a small portion of their selling space to a limited selection of home décor, art and craft supplies, and seasonal merchandise. In addition, these mass merchandisers generally have limited customer service staffs with varying amounts of experience in crafting projects.

Business Strategy
      We intend to increase our revenues and profits by strengthening our position as the largest national retailer within the arts and crafts and home décor sector through the following strategies:

•	Increase Sales and Productivity of Existing Michaels Stores. Michaels stores that have been open longer than 36 months currently average approximately $4.0 million in net sales per store. We believe we can ultimately increase average net sales in these stores to $5.0 million. We intend to achieve this objective by improving our merchandise offering, increasing our merchandise in-stock position, enhancing the in-store experience, and improving our marketing execution, primarily through an initiative that we call “Pursuit of the Perfect Store.”

–	Improving our merchandise offering. We are now able to improve our merchandise assortments by analyzing SKU productivity information that is available from our newly implemented perpetual inventory system. This system also provides us with greater capability to introduce and manage key trend items in a timely manner.

–	Increasing our store merchandise in-stock position. As part of our “Pursuit of the Perfect Store” initiative, we will strive to have fully-stocked basic assortments in our stores supported by timely displays of ever-changing merchandise in our key feature space areas such as power panels, end caps, drive aisles, and the area around the checkout. We also plan to improve the timing of the receipt of merchandise in our stores to take advantage of the natural seasonal selling peaks we have throughout the year.

–	Enhancing the in-store experience. We intend to develop an environment for our customers to rely on us for ideas, inspiration, and information. We expect to make it easier and more exciting to shop our stores with less clutter in the drive aisles and more powerful promotional items in our feature space. We plan to use technology to check our customers out faster and provide more information on the sales floor. We will further seek to serve our customers’ needs by providing more classes and project demonstrations, informative signage, and important services like custom framing and custom floral.

–	Improving our marketing execution. We are currently targeting increased customer traffic and demand for our products through traditional retail advertising, multimedia channels, and various in-store promotional activities. We are implementing this strategy by:

•	advertising in newspapers and through direct mail;
•	holding in-store classes, demonstrations, and other events, including Kids Club;
•	promoting craft ideas and projects on our www.michaels.com website; and
•	participating in industry-wide promotion campaigns, such as National Craft Month and Warm-up America.
      We intend to improve our execution of these marketing programs by utilizing our perpetual inventory information to drive promotions focused on key items and by ensuring better merchandise in-stock levels.

•	Enhance Michaels Stores’ Merchandise Margins. We intend to enhance merchandise margins through continued improvement of our inventory management and supply chain processes. We plan to utilize our technology systems to maximize margins on seasonal products by allocating merchandise more efficiently among our stores, and on promotional sales products by determining more accurately the most profitable promotional programs for each product. We also expect to further expand our direct importing of lower cost product. In addition, we continue to evaluate opportunities to further reduce our merchandise costs and ensure adequate supplies through vertical integration, such as through

Artistree, our frame and moulding manufacturing operation that supplies our Michaels and Aaron Brothers stores nationwide.

•	Grow Through New Michaels Store Openings. We believe the United States and Canadian markets can support up to 1,200 Michaels stores. We plan to open approximately 45 new Michaels stores per year, extending into the foreseeable future, funded primarily through cash provided by operating activities. From the beginning of fiscal 1998 through March 28, 2005, we have opened or relocated 585 Michaels stores using a standardized store opening procedure, which has ensured store openings with a merchandise assortment and presentation consistent with our existing stores. We have developed and are constantly refining our Michaels store prototype to incorporate improved merchandising techniques and store layouts.

•	Expand Aaron Brothers. Aaron Brothers operates primarily on the west coast, and we currently average $1.2 million in net sales per store in stores open longer than 36 months. We believe that we have the potential to increase average net sales in these stores to $1.4 to $1.5 million, and we currently plan to open a limited number of Aaron Brothers stores per year, also funded primarily through cash provided by operating activities. We believe the United States and Canadian markets can eventually support up to 600 Aaron Brothers stores, subject to continuous review and evaluation of our operations and strategy.

•	Expand the Wholesale Business Concept. In May 2000, in connection with our strategy of developing a wholesale business concept, we acquired Star Wholesale in Dallas, Texas. As part of our expansion strategy, we opened a second Star Wholesale in Atlanta, Georgia, in September 2003. In fiscal 2004, we realigned our Los Angeles wholesale-retail store to be managed as part of our Star Wholesale concept. In March 2005, we opened a fourth location in Phoenix, Arizona. The target customers for this concept are interior decorators/designers, wedding/event planners, florists, hotels, restaurants, and commercial display companies. Star Wholesale stores average 40,000 square feet of selling space and offer approximately 19,000 SKUs. This is a concept that we see as an additional area in which we can expand our customer base and leverage our experience and vendor base.

•	Explore Additional Growth Opportunities. In fiscal 2003, we began testing a new scrapbooking/paper crafting retail concept by opening two stores named Recollections, providing merchandise, accessories, and support services in a community learning environment. In fiscal 2004, we opened an additional six stores. These stores average 3,500 square feet of selling space, feature two large classrooms, and offer approximately 10,000 SKUs of scrapbooking and paper crafting products. We plan to open three Recollections stores in fiscal 2005 as we continue to refine and test this concept.
Merchandising and Marketing
Product Selection
      Our Michaels store merchandising strategy is to provide a broad selection of products in a convenient location with an appealing store environment. Each Michaels store offers approximately 44,000 basic SKUs in a number of product categories. The following table shows a breakdown of sales for Michaels stores by department as a percentage of total sales:

	Fiscal Year

	2004	2003	2002

General crafts	26%	26%	26%
Art supplies	21	21	20
Picture framing	19	19	19
“Silk” and dried floral	13	14	15
Seasonal	11	11	11
Hobby, party, and candles	10	9	9

	100%	100%	100%

      We offer the following selection of merchandise in our Michaels stores:

•	products for the do-it-yourself home decorator, including wall décor, candles, containers, baskets, and potpourri; custom framing services, ready-made frames, mat boards, glass, framed art, and photo albums; and “silk” flowers, dried flowers, and artificial plants sold separately or in ready-made and custom floral arrangements, accessories needed for floral arranging, and other floral items, such as wreaths;

•	art supplies, including scrapbooking materials; surfaces and pads; adhesives and finishes; pastels and watercolors, oil paints, acrylics, easels, brushes, paper, canvas, and stenciling materials; and

•	craft supplies, including beads, wood, doll making supplies, jewelry making supplies, rubber stamps, apparel crafts, books and magazines, craft storage, and plaster; needlecraft items including stitchery supplies, hand-knitting yarns, needles, canvas, and related supplies for needlepoint, embroidery and cross stitching, knitting, crochet, rug making kits, and quilt and afghan kits; ribbon and wedding accessories; gifts; hobby items including plastic model kits and related supplies, kids’ craft materials, plush toys, and paint-by-number kits; party needs including balloons, gift wrap, candy making supplies, and cake decorating supplies; and soap and candle making supplies.
      Our Michaels stores regularly feature seasonal merchandise that complements our core merchandising strategy. Seasonal merchandise is offered for several holiday periods, including Valentine’s Day, St. Patrick’s Day, Easter, Mother’s Day, Halloween, Thanksgiving, Christmas, and many other regional “mini season” programs. For example, seasonal merchandise for the Christmas season includes home decorating items such as artificial trees, wreaths, candles, lights, and ornaments.
      During the Christmas selling season, a significant portion of floor and shelf space in a typical Michaels store is devoted to Christmas crafts, Christmas decorations, and gift making merchandise. Because of the project-oriented nature of these products, the Christmas selling season begins in August and extends through December. Accordingly, a fully developed seasonal merchandising program, including inventory, merchandise layout, and instructional ideas, is implemented in each Michaels store at the beginning of the third quarter of each fiscal year. This program requires additional inventory accumulation so that each store is fully stocked during the peak selling season to meet higher demand from increased customer traffic.
      We routinely identify merchandise that requires some price reduction to accelerate sales of the product. The need for this reduction is generally attributable to either seasonal product remaining at the end of the season or product that is being displaced from its assigned location in the store to make room for new merchandise. Additional product candidates for repricing are identified using our point-of-sale and perpetual inventory data. In each case, the appropriate repricing is determined at our corporate office and sent to the stores with instructions on how to accelerate sales of the repriced product.
      Our Aaron Brothers stores offer on average 6,000 SKUs, including photo frames, a full line of ready-made frames, and a wide selection of art supplies and custom framing services. The merchandising strategy for our Aaron Brothers stores is to provide a unique, upscale framing assortment and shopping experience. In addition, we strive to provide a fashion forward framing merchandise selection in an appealing environment with attentive customer service.
Customer Service
      We believe that customer service is an important component of our merchandising strategy. Many of the craft supplies sold in Michaels stores can be assembled into unique end products with an appropriate amount of guidance and direction. Accordingly, we have displays in every store to stimulate new project ideas and supply free project sheets with detailed instructions on how to assemble the finished product. We also offer project sheets on our Internet site, www.michaels.com. In addition, many Michaels sales associates are craft enthusiasts who are able to help customers with ideas and instructions. We regularly offer inexpensive classes and demonstrations utilizing merchandise available in our stores as a means of promoting craft trends and expanding our customer base.

Advertising
      We focus primarily on circular advertising. We believe full-color circular advertising as an insert into newspapers to be our most effective medium of advertising. The circulars advertise numerous products in order to emphasize the wide selection of products available at Michaels stores. We believe that our ability to advertise through circulars throughout the year in each of our markets provides us with an advantage over our smaller competitors and that it also reinforces and strengthens our brand name.
Store Design and Operations
      Our store design encourages purchases in a friendly, creative environment. Store design is developed centrally and implemented at the store level through the use of merchandise planograms, which provide store associates with detailed descriptions and illustrations with respect to store layout and merchandise presentation. Planograms are also used to cluster various products that can be combined to create individual projects.
      We strive to complement our innovative store design with a level of customer service that provides an enjoyable shopping experience. We believe that knowledgeable associates who display prompt and enthusiastic service foster customer loyalty and may differentiate us from our competition.
      A Michaels store is typically managed by a store manager, one assistant manager, and three department managers. The field organization for Michaels is headed by an executive vice president and is divided into six geographic zones. Each zone has its own vice president and 11 to 13 district managers. There are a total of 70 districts in the United States and Canada. Typically, an Aaron Brothers store is managed by a store manager and one assistant manager. The field organization for Aaron Brothers is headed by a divisional senior vice president and is divided into 13 districts, each with a district manager. We believe this organizational structure enhances the communication among the individual stores and between the stores and corporate headquarters.
Purchasing and Inventory Management
      We purchase merchandise from over 1,300 suppliers. We believe that our buying power and ability to make centralized purchases enable us to acquire products on favorable terms. Central merchandising management teams negotiate with vendors in an attempt to obtain the lowest net merchandise costs and improve control over product mix and inventory levels. In fiscal 2004, our top 10 vendors accounted for approximately 23% of total purchases with no single vendor accounting for more than 4% of total purchases.
      In addition to purchasing from outside suppliers, our Michaels and Aaron Brothers stores purchase custom and ready-made frames, framing supplies, and art prints from our manufacturing operation, Artistree, which consists of a manufacturing facility and three regional processing centers to support our retail stores.
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
      Our primary objectives for inventory management are maximizing the efficiency of the flow of product to the stores, maintaining high store in-stock levels, enhancing store labor efficiency, reducing clearance inventory levels, and optimizing our overall investment in inventory. We manage our inventory in several ways, including: in-store management using a handheld radio frequency device (RF gun), daily tracking of inventory positions utilizing our newly completed perpetual inventory and automated replenishment systems; the use of merchandise planograms to control the merchandise assortment and presentation; and the review of item-level sales information in order to track the performance and sell-through of seasonal and promotional items. The data that we obtain from our POS system is an integral component in the inventory management process. In addition, inventories are verified through periodic physical and cycle counts conducted throughout the year on a rotating systematic schedule.
      We believe that the implementation of our perpetual inventory and automated merchandise replenishment systems allows us to better achieve our inventory management objectives. Our new automated replenishment system uses perpetual inventory records to analyze individual store/ SKU on-hand quantities, as well as other pertinent information such as unfilled orders, seasonal selling patterns, promotional events, and vendor lead times, to generate recommended merchandise reorder information on a daily basis. These recommended orders are reviewed daily and purchase orders are delivered electronically to our vendors or replenishment orders are sent to our distribution centers.
      We began the rollout of our perpetual inventory and automated replenishment systems for 1,100 SKUs in Michaels stores in fiscal 2001 and expanded to 2,400 SKUs in fiscal 2002. We completed the rollout of our perpetual inventory system in fiscal 2003 and completed the implementation of our automated replenishment system in July 2004. In addition to improving our store in-stock position, these systems allow us to better forecast merchandise ordering quantities for our vendors and give us the ability to identify, order, and replenish the stores’ merchandise using less store associate labor. These systems also allow us to react more quickly to selling trends and allow our store associates to devote more time to customer service, thereby improving inventory productivity and sales opportunities.
      In fiscal 2001, we implemented a new seasonal allocation system to better manage the distribution of seasonal merchandise to our stores. Utilizing this allocation system, we are able to allocate seasonal merchandise to our stores based on prior year sales and current store sales trends. For a discussion of the seasonal nature of our business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Seasonality.”
Artistree
      We currently operate a vertically integrated manufacturing operation named Artistree that supplies our Michaels and Aaron Brothers stores with quality custom and specialty framing merchandise. In addition, Artistree also provides ready-made frames and art prints that are sold in our Michaels stores. Our regional processing centers are located in City of Industry, California; Coppell, Texas; and Kernersville, North Carolina. Kernersville, North Carolina is also the home of our moulding manufacturing and ready-made frame plant. Our art prints are packaged and distributed out of our Coppell, Texas regional processing center. Combined, these facilities occupy approximately 402,000 square feet and, in fiscal 2004, processed over 19 million linear feet of frame moulding for our Michaels and Aaron Brothers stores.
      Our moulding manufacturing plant converts the raw lumber into finished frame moulding that is supplied to our regional processing centers for custom framing orders or for the completion of ready-made frames for our stores. We manufacture approximately 30% of the moulding we process, import another 35% from quality manufacturers in Indonesia, Malaysia, Brazil, and Italy, and purchase the balance from distributors. The custom framing orders are processed (frames cut and joined, and mats cut) and shipped to our stores where the custom frame order is completed for customer pick-up.
      We believe Artistree provides a competitive advantage to our Michaels and Aaron Brothers stores. Based on the benefits we have received from this vertically integrated solution, we continue to evaluate additional future vertical integration opportunities.
Distribution
      We currently operate a distribution system that supplies our stores with merchandise, including substantially all seasonal and promotional items. Approximately 58% of Michaels stores’ merchandise is shipped through the Michaels distribution system, with the remainder shipped directly from vendors. Approximately 65% of Aaron Brothers stores’ merchandise is shipped through the Aaron Brothers distribution center, with the remainder being shipped directly from our vendors. Our six current distribution centers are located in California, Florida, Illinois, Pennsylvania, and Texas. In fiscal 2002, we completed an expansion of our California distribution center and added a new distribution facility in Hazleton, Pennsylvania, which added approximately 1.0 million square feet of capacity. In fiscal 2003, we constructed a new distribution center located in the Chicago, Illinois area, from which we began shipping orders in June 2004 as we ceased operations in our Kentucky distribution center. At the end of fiscal 2004, the lease on our Kentucky distribution center ended. The 693,000 square feet of our new Illinois distribution center, offset by the closing of our Kentucky distribution center, added approximately 272,000 square feet to our capacity, bringing the total capacity to approximately 3.3 million square feet. In addition to these distribution facilities, we utilize three third party warehouse facilities to store and supply our seasonal merchandise in preparation for the holiday season.
      Michaels stores generally receive deliveries from the distribution centers each week through an internal distribution network using a dedicated fleet of trucks and contract carriers. Aaron Brothers stores receive merchandise on a weekly or biweekly basis from their dedicated 174,000 square foot distribution center located in the Los Angeles, California area. Star Wholesale stores receive some merchandise from the distribution centers, but most Star Wholesale merchandise is received through direct vendor shipments.
      In February 2004, we completed the implementation of a new transportation management system to manage our transportation processes between our vendors, distribution centers, and stores. The new internet-based system has allowed us to increase the visibility of merchandise shipments within our supply chain and improve our overall transportation efficiency.
      We believe that our distribution system, with its planned expansion and new transportation management system, will allow us to maintain sufficient inventory in each store to meet our customers’ demands while improving control over our overall investment in inventory. We currently have approximately 32% of our basic SKUs replenished through our distribution system. We intend to have approximately 80-90% of our basic SKUs replenished through our distribution system, which may reduce our overall supply chain costs, including store level receiving, improve our service level to the stores, and allow us to more effectively manage our inventory investment. During fiscal 2005, we will test a number of enhancements to our distribution systems with select suppliers, enabling us to evaluate our ability to distribute additional SKUs through our distribution centers.
Store Expansion and Relocation
      Having become the largest national retailer of arts, crafts, and decorative items, we recognized in 1995 that we had the critical mass to achieve improved operating efficiencies that could result in higher returns on capital by focusing on key initiatives, such as strengthening our information systems and infrastructure to support future growth in the number of stores. In fiscal 1995, we announced a shift in focus from store growth to higher returns on capital and as a result, moderated our internal growth rate in number of stores. Beginning in fiscal 1998, we expanded our new store opening program and have continued to grow our number of stores through fiscal 2004.

      The following table shows our store growth for the last five years:

	Fiscal Year

	2004	2003	2002	2001	2000

Michaels stores(1):
Retail stores open at beginning of year	804	754	694	627	558
Retail stores opened during the year	45	55	67	75	72
Retail stores opened (relocations) during the year	30	16	18	17	17
Retail stores closed during the year	(5)	(5)	(7)	(8)	(3)
Retail stores closed (relocations) during the year	(30)	(16)	(18)	(17)	(17)

Retail stores open at end of year	844	804	754	694	627
Aaron Brothers stores:
Retail stores open at beginning of year	158	148	139	119	95
Retail stores opened during the year	7	10	13	20	25
Retail stores opened (relocations) during the year	1	-	1	5	3
Retail stores closed during the year	(1)	-	(4)	-	(1)
Retail stores closed (relocations) during the year	(1)	-	(1)	(5)	(3)

Retail stores open at end of year	164	158	148	139	119
Recollections stores:
Retail stores open at beginning of year	2	-	-	-	-
Retail stores opened during the year	6	2	-	-	-

Retail stores open at end the year	8	2	-	-	-
Star Wholesale stores(1):
Wholesale stores open at beginning of year	3	2	2	2	1
Wholesale store opened during the year	-	1	-	-	-
Wholesale store acquired during the year	-	-	-	-	1

Wholesale stores open at end of year	3	3	2	2	2

Total store count at end of year	1,019	967	904	835	748

(1)	Opening store counts reflect a reclassification of our Los Angeles combination wholesale-retail store from a Michaels store to a Star Wholesale store. Beginning in fiscal 2004, our Los Angeles wholesale-retail store is managed as part of our Star Wholesale concept.
      In fiscal 2005, we plan to open approximately 45 Michaels, two Aaron Brothers, and three Recollections stores. In March 2005, we opened a new Star Wholesale store located in Phoenix, Arizona. We plan to open approximately 45 new Michaels stores per year in subsequent fiscal years, extending into the foreseeable future. In addition, we currently plan to open a limited number of Aaron Brothers stores per year in subsequent fiscal years.
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
      We have developed a standardized store opening procedure that allows for the efficient opening of new stores and their integration into our information and distribution systems. We develop the floor plan and merchandise layout and organize the advertising and promotions in connection with the opening of each new store. In addition, we maintain qualified store opening teams to provide new store personnel with in-store training.
      Costs for opening stores at particular locations depend upon the type of building and general cost levels in the area. In fiscal 2004, the average net cost of opening a new Michaels store included approximately $665,000 of leasehold improvements, furniture, fixtures and equipment, and pre-opening costs, and an estimated initial inventory investment, net of accounts payable, of approximately $550,000. The total cost of opening a new store depends on the store size, operating format, and the time of year in which the store is opened. The initial inventory investment in new Michaels stores is offset, in part, by vendor allowances.
      In addition to new store openings, we continue to pursue a store relocation program to improve the quality and performance of our existing store base. We relocated 16 and 30 Michaels stores in fiscal 2003 and 2004, respectively, and one Aaron Brothers store in fiscal 2004. We plan to relocate approximately 20 Michaels stores during fiscal 2005.
      During fiscal 2003 and 2004, we closed five Michaels stores each year, and in fiscal 2004, we closed one Aaron Brothers store. We currently have no specific plans to close any Aaron Brothers, Recollections, or Star Wholesale stores in fiscal 2005 and plan to close one Michaels store.
Investment in Information Technology
      We are committed to utilizing technology to increase operating efficiencies and to improve our ability to satisfy the needs of our customers. The installation of the POS system gave us the ability to better understand the demands of our customers, emerging merchandise trends, and inventory replenishment requirements. During fiscal 1998, we completed installation of a networked computer system in every store to handle data communications, price management, enhanced radio frequency terminal applications for inventory management, faster credit card authorizations, and gift card processing. In addition, a standardized warehouse management system utilizing radio frequency terminals with bar code scanning technology was installed in all distribution centers. In connection with our supply chain initiatives, in fiscal 2001, we implemented a new seasonal allocation system to better manage the allocation of seasonal merchandise to our stores based on prior year sales and current store sales trends. In addition, in February 2004, we completed the implementation of a new transportation management system to manage our transportation processes between our vendors, distribution centers, and stores. As a result, we expect to increase efficiency and visibility of merchandise shipments within our supply chain. In fiscal 2003, we completed the rollout of our perpetual inventory system, and in fiscal 2004 we completed the rollout of our automated replenishment system. Our perpetual inventory and automated replenishment systems have improved our stores’ in-stock positions, enhanced store labor efficiency, and improved forecasting of merchandise ordering quantities for our vendors. We believe the implementation of these systems will continue to enhance our inventory management capabilities.
      In addition to the information technology enhancements discussed above, in fiscal 2003, we completed the rollout of a new human resource management system to all Michaels stores. In fiscal 2004, we completed the rollout of our human resource management system to our Aaron Brothers stores. In fiscal 2005, we expect to substantially complete the installation of a new integrated financial management package to provide an efficient platform for future growth and utilize financial process best practices and controls.
Foreign Sales
      All of our current international business is in Canada and accounted for approximately 5% of total sales in fiscal 2004 and 2003, and 4% of total sales in fiscal 2002. During the last three years, less than 5% of our assets have been located outside of the United States.
Service Marks
      The names “Aaron Brothers,” “Artistree Art Frame & Design,” “Michaels,” “Michaels Manufacturing Group,” “Michaels.com,” “Recollections,” “Star Decorator’s Wholesale Warehouse,” and the Michaels logo are each federally registered service marks.

Employees
      As of March 28, 2005, we employed approximately 41,100 associates, approximately 28,550 of whom were employed on a part-time basis. The number of part-time associates is substantially increased during the Christmas selling season. Of our full-time associates, approximately 2,550 are engaged in various executive, operating, training, distribution, and administrative functions in our corporate and division offices and distribution centers, and the remainder are engaged in store operations. None of our associates are members of labor unions in association with their Michaels employment.
Executive Officers of the Registrant
      Our current executive officers, their ages as of March 28, 2005, and their business experience during at least the past five years are set forth below.

	Age	Position

Charles J. Wyly, Jr.	71	Chairman of the Board of Directors
Sam Wyly	70	Vice Chairman of the Board of Directors
R. Michael Rouleau	66	President and Chief Executive Officer
Jeffrey N. Boyer	46	Executive Vice President–Chief Financial Officer
Edward F. Sadler	60	Executive Vice President–Store Operations
Gregory A. Sandfort	49	Executive Vice President–General Merchandise Manager
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
      Mr. Sam Wyly has served as Vice Chairman of the Board since July 2001 and a director of Michaels since 1984. He served as Chairman of the Board from 1984 until 2001. Mr. Wyly is an entrepreneur and investor who has created and managed several public and private companies. He was a manager of Ranger Capital, Ltd., a Dallas-based hedge fund management company from November 2001 until June 2004. He founded Maverick Capital, Ltd., another hedge fund manager, in 1990. Mr. Wyly is also a director of Green Mountain Energy Company, a clean energy provider. He founded University Computing Company, which became one of the first computer utility networks and one of the first software products companies. He was a founder and, until its acquisition in 2000 by another company, was Chairman and a director of Sterling Software, Inc. He also was Chairman of the Executive Committee and a director of Sterling Commerce, Inc., until its acquisition in 2000 by another company, and was Chairman and a director of Scottish Annuity & Life Holdings, Ltd. from October 1998 until June 2000.
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

      Mr. Boyer became Executive Vice President–Chief Financial Officer in January 2003. Prior to joining us, Mr. Boyer was Executive Vice President and Chief Financial Officer of Kmart Corporation from May 2001 until November 2001. In January 2002, Kmart Corporation filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Prior to joining Kmart, he held various positions with Sears, Roebuck and Co., where he served as Senior Vice President and Chief Financial Officer from October 1999 to May 2001, Corporate Controller from June 1998 to October 1999, and Vice President, Finance–Full Line Stores from June 1996 to June 1998. Prior experience includes Vice President of Business Development at The Pillsbury Company from 1995 to 1996 and over six years with Kraft Foods, a unit of the Altria Group, in various senior financial positions.
      Mr. Sadler became Executive Vice President–Store Operations in October 1999. From June 1995 until 1999, he was Regional Vice President and subsequently Senior Vice President–Stores of Caldor. Prior to Caldor, Mr. Sadler served with Target for 19 years, most recently as Vice President–Store Operations.
      Mr. Sandfort became Executive Vice President–General Merchandise Manager in January 2004. From 2002 to 2003, Mr. Sandfort served as Vice-Chairman and Co-CEO of Kleinert’s Inc. (d/b/a Buster Brown) where he was directly responsible for all aspects of Kleinert’s sleepwear, playwear, and retail divisions. In May 2003, Kleinert filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code, which was subsequently converted to a liquidation under Chapter 7. Prior to that, Mr. Sandfort served as Vice President, General Merchandise Manager–Children’s Apparel, Furniture, Toys, and Electronic Games for Sears, Roebuck and Co. for four years. While at Sears, Roebuck and Co., Mr. Sandfort was responsible for the children’s division and also supervised and managed a merchandising and clerical team.

ITEM 2.	Properties.
      We lease substantially all of the sites for our Michaels, Aaron Brothers, Recollections, and Star Wholesale stores, with the majority of our stores having initial lease terms of approximately 10 years. The base rental rates for Michaels stores generally range from $150,000 to $364,000 per year. Rental payments for stores open for the full 12-month period of fiscal 2004 averaged $239,000 for our Michaels stores, $140,000 for our Aaron Brothers stores, $124,000 for our Recollection stores, and $293,000 for our Star Wholesale stores. The leases are generally renewable, with increases in lease rental rates. Lessors have made leasehold improvements to prepare our stores for opening under a majority of our existing leases. As of January 29, 2005, in connection with stores that we plan to open or relocate in fiscal 2005, we had signed 51 leases for Michaels stores, two leases for Aaron Brothers stores, two leases for Recollection stores, and one lease for a Star Wholesale store.

      As of March 28, 2005, we lease and occupy the following non-store facilities:

Square
Footage

Distribution centers:
City of Commerce, California (Aaron Brothers)	174,000
Hazleton, Pennsylvania	692,000
Jacksonville, Florida	506,000
Lancaster, California	763,000
New Lenox, Illinois	693,000
Tarrant County, Texas (including Recollections)	423,000

3,251,000
Artistree:
City of Industry, California (regional processing center)	90,000
Coppell, Texas (regional processing and fulfillment operations center)	156,000
Kernersville, North Carolina (manufacturing plant and regional processing center)	156,000

402,000
Office space:
Coppell, Texas (corporate satellite office)	67,000
Grand Prairie, Texas (corporate processing center)	35,000
Irving, Texas (corporate headquarters)	217,000

319,000
Coppell, Texas (new store staging warehouse)	25,000

3,997,000

      The following table indicates the number of our retail stores and wholesale operations located in each state or province as of March 28, 2005:

	Number of Stores

		Aaron		Star
State/Province	Michaels	Brothers	Recollections	Wholesale	Total

Alabama	10	-	-	-	10
Alaska	2	-	-	-	2
Alberta	12	-	-	-	12
Arizona	25	9	2	1	37
Arkansas	3	-	-	-	3
British Columbia	10	-	-	-	10
California	113	96	-	1	210
Colorado	16	8	-	-	24
Connecticut	10	-	-	-	10
Delaware	4	-	-	-	4
Florida	49	-	-	-	49
Georgia	28	4	-	1	33
Idaho	6	1	-	-	7
Illinois	32	-	-	-	32
Indiana	14	-	-	-	14
Iowa	6	-	-	-	6
Kansas	7	-	-	-	7
Kentucky	6	-	-	-	6
Louisiana	11	-	-	-	11
Maine	2	-	-	-	2
Manitoba	2	-	-	-	2

	Number of Stores

		Aaron		Star
State/Province	Michaels	Brothers	Recollections	Wholesale	Total

Maryland	21	3	2	-	26
Massachusetts	16	-	-	-	16
Michigan	34	-	-	-	34
Minnesota	20	-	-	-	20
Mississippi	3	-	-	-	3
Missouri	14	-	-	-	14
Montana	5	-	-	-	5
Nebraska	4	-	-	-	4
Nevada	9	6	-	-	15
New Hampshire	5	-	-	-	5
New Jersey	22	-	-	-	22
New Mexico	4	-	-	-	4
New York	36	-	-	-	36
North Carolina	24	-	-	-	24
North Dakota	2	-	-	-	2
Ohio	32	-	-	-	32
Oklahoma	7	-	-	-	7
Ontario	18	-	-	-	18
Oregon	13	4	-	-	17
Pennsylvania	32	-	-	-	32
Rhode Island	3	-	-	-	3
Saskatchewan	2	-	-	-	2
South Carolina	9	-	-	-	9
South Dakota	1	-	-	-	1
Tennessee	10	-	-	-	10
Texas	59	22	4	1	86
Utah	8	-	-	-	8
Vermont	1	-	-	-	1
Virginia	29	2	-	-	31
Washington	22	10	-	-	32
West Virginia	3	-	-	-	3
Wisconsin	14	-	-	-	14

Total	850	165	8	4	1,027

ITEM 3.	Legal Proceedings.
Stockholder Class Actions
      On various dates between February 4, 2003 and March 25, 2003, 10 purported class action lawsuits were filed in the United States District Court for the Northern District of Texas, Dallas Division, against Michaels Stores, Inc. and certain of the current and former directors and officers of Michaels. All of these lawsuits have been consolidated. The suits assert various claims under Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934 related to actions prior to Michaels’ announcement on November 7, 2002, that, among other things, it had revised its outlook for the fourth fiscal quarter of 2002, adjusting downward its guidance for annual earnings per diluted share. The consolidated complaint charges that, prior to that announcement, Michaels and certain of the other defendants made misrepresentations and failed to disclose negative information about the financial condition of Michaels while the individual defendants were selling shares of Michaels Common Stock. We believe these claims are without merit and will vigorously contest them. We are unable to estimate a range of possible loss, if any, in these claims.

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

ITEM 4.	Submission of Matters to a Vote of Security Holders.
      We did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.
Market Information
      Our Common Stock is listed on the New York Stock Exchange under the ticker symbol “MIK.”
      The following table sets forth the high and low sale prices of our Common Stock for each quarterly period within the two most recent fiscal years.

	High	Low

Fiscal 2004:
First quarter	$29.58	$22.16
Second quarter	28.15	22.29
Third quarter	30.76	25.23
Fourth quarter	31.39	26.70
Fiscal 2003:
First quarter	$17.12	$10.03
Second quarter	20.50	15.82
Third quarter	24.43	17.54
Fourth quarter	25.31	20.51
Holders
      As of March 28, 2005, there were 524 holders of record of our Common Stock.
Dividends
      Beginning in June 2003, Michaels has declared quarterly cash dividends as follows:

Declaration Date	Payable Date	Amount per Share

Fiscal 2004:
March 16, 2004	April 30, 2004	$0.06
June 17, 2004	July 30, 2004	0.06
September 16, 2004	October 29, 2004	0.07
December 1, 2004	January 31, 2005	0.07
Fiscal 2003:
June 19, 2003	July 30, 2003	$0.05
September 23, 2003	October 31, 2003	0.05
December 2, 2003	January 30, 2004	0.05
      These dividends reflect our growing long-term value and our Board of Directors’ commitment to encouraging long-term investment by a diverse stockholder base. We did not pay any dividends on our Common Stock prior to fiscal 2003. Our bank credit facility agreement and the indenture governing our 9 1/4% Senior Notes due 2009 permit dividends to be paid, but there are restrictions as to the amounts which could be paid based on a formulation set forth in each agreement. Subsequent to the end of fiscal 2004, our Board of Directors declared a quarterly cash dividend of $0.07 per share to be payable April 29, 2005, to stockholders of record at the close of business on April 15, 2005.
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
      On September 11, 2002, our Board of Directors authorized the repurchase of up to 2.0 million shares of our outstanding Common Stock. On June 18, 2003, our Board of Directors authorized the repurchase of up to 2.0 million shares of our outstanding Common Stock. On February 2, 2004, our Board of Directors authorized the repurchase of up to 5.0 million shares of our outstanding Common Stock. On March 15, 2005, our Board of Directors authorized an additional repurchase plan for up to 3.0 million shares of our outstanding Common Stock.
      The following table sets forth our repurchases of Common Stock for each fiscal month in the fourth quarter of fiscal 2004.

				Maximum
				Number (or
				Approximate
			Total Number	Dollar Value)
			of Shares	of Shares That
	Total		Purchased as	May Yet Be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased(1)	per Share	or Programs(1)	or Programs(2)

October 31, 2004 through November 27, 2004	-	$-	-	2,280,252
November 28, 2004 through January 1, 2005	380,000	27.68	380,000	1,900,252
January 2, 2005 through January 29, 2005	-	-	-	1,900,252

Total	380,000	$27.68	380,000	1,900,252

(1)	We repurchased and subsequently retired 380,000 shares of our outstanding Common Stock authorized under the 2004 repurchase plan.

(2)	As of January 29, 2005, we had used the entire fixed portion of the authority originally provided in the 2000 repurchase plan. No repurchases from proceeds of stock option exercises under the 2001 General Stock Option Plan were made in the fourth quarter of fiscal 2004 since there were no additional options exercised under the 2001 General Stock Option Plan during that quarter. In addition, we have repurchased the entire number of shares which we were authorized to repurchase under the 2002 and 2003 repurchase plans. As of January 29, 2005, we had 1,900,252 shares available for repurchase under the repurchase plans.

ITEM 6.	Selected Financial Data.
      The following financial information for the five most recent fiscal years has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere herein.

	Fiscal Year(1)

	2004	2003	2002	2001(2)	2000(2)

	(In thousands except per share and store data)
Results of Operations Data:
Net sales	$3,393,251	$3,091,256	$2,856,373	$2,530,727	$2,249,440
Operating income	339,515	302,751	269,794	179,716	148,417
Income before cumulative effect of accounting change	201,809	177,845	147,730	89,030	80,441
Cumulative effect of accounting change, net of income tax(3)(4)	-	-	7,433	-	1,852
Net income	201,809	177,845	140,297	89,030	78,589
Diluted earnings per common share before cumulative effect of accounting change	1.45	1.27	1.05	0.67	0.59
Diluted earnings per common share after cumulative effect of accounting change	1.45	1.27	0.99	0.67	0.57
Dividends per common share	0.26	0.15	-	-	-
Balance Sheet Data:
Cash and equivalents	$535,852	$341,825	$218,031	$193,025	$28,191
Merchandise inventories	936,395	892,923	809,418	714,309	663,700
Total current assets	1,571,271	1,283,372	1,066,440	950,063	729,816
Total assets	2,111,660	1,801,647	1,560,973	1,414,633	1,158,436
Total current liabilities	511,940	369,480	299,454	351,207	289,008
Long-term debt(5)	200,000	200,000	200,000	200,000	125,145
Total liabilities	814,495	634,349	548,946	590,069	453,790
Stockholders’ equity	1,297,165	1,167,298	1,012,027	824,564	704,646
Other Financial Data:
Cash flow from operating activities	$427,818	$289,506	$109,482	$177,257	$146,758
Cash flow from investing activities	(141,152)	(103,005)	(108,079)	(101,644)	(120,084)
Cash flow from financing activities	(92,639)	(62,707)	23,603	89,221	(75,881)
Other Operating Data:
Average net sales per Michaels store(6)	$3,970	$3,843	$3,819	$3,654	$3,552
Comparable store sales increase(7)	5%	2%	4%	5%	5%
Total selling square footage	16,612	15,681	14,610	13,405	12,063
Stores Open at End of Year:
Michaels(8)	844	804	754	694	627
Aaron Brothers	164	158	148	139	119
Recollections	8	2	-	-	-
Star Wholesale(8)	3	3	2	2	2

Total stores open at end of year	1,019	967	904	835	748

(Notes on following page.)

(Notes from table on preceding page.)

(1)	Fiscal 2000 was a 53-week fiscal year. All other fiscal years included in the above table were 52-week fiscal years.
(2)	Effective as of the beginning of fiscal 2002, we no longer amortize goodwill as a result of our adoption of the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Therefore, fiscal 2001 and 2000 each include amortization expense of approximately $3.7 million ($2.2 million, net of income tax) that is not included in fiscal 2004, 2003, and 2002.
(3)	We changed our accounting policy with respect to recording cooperative advertising allowances as of the beginning of fiscal 2002. As a result, we recorded a non-cash charge of $7.4 million, net of income tax, in fiscal 2002 for the cumulative effect of accounting change on fiscal years prior to fiscal 2002.
(4)	We changed our accounting policy with respect to revenue recognition related to the sale of custom frames as of the beginning of fiscal 2000. As a result, we recorded a non-cash charge of $1.9 million, net of income tax, in fiscal 2000 for the cumulative effect of accounting change on fiscal years prior to fiscal 2000.
(5)	Long-term debt includes the long-term portion of capital lease obligations, our Convertible Subordinated Notes that we redeemed in June 2000, our 10 7/8% Senior Notes due 2006 that we redeemed in August 2001, and our 9 1/4% Senior Notes due 2009 that we issued in July 2001, and are first callable, in part or in full, in July 2005.
(6)	The calculation of average net sales per Michaels store only includes sales for Michaels stores open longer than 36 months, and excludes Aaron Brothers, Recollections, and Star Wholesale stores. Prior year amounts have been revised to exclude our Los Angeles combination wholesale-retail store as a result of its reclassification in fiscal 2004 from a Michaels store to a Star Wholesale store.
(7)	Comparable store sales increase represents the increase in net sales for stores open the same number of months in the indicated and comparable period of the previous year, including stores that were relocated or expanded during either period. A store is deemed to become comparable in its 14th month of operation in order to eliminate grand opening sales distortions.
(8)	Store counts have been restated to reflect a reclassification of our Los Angeles combination wholesale-retail store from a Michaels store to a Star Wholesale store. Beginning in fiscal 2004, our Los Angeles wholesale-retail store is managed as part of our Star Wholesale concept.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following discussion, as well as other portions of this Annual Report on Form 10-K, contains forward-looking statements that reflect our plans, estimates, and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this report. Specific examples of forward-looking statements include, but are not limited to, statements regarding our future cash dividend policy, forecasts of capital expenditures, working capital requirements, stock repurchases, workers’ compensation claims exposure, forecasts of effective tax rate, and future proceeds from the exercise of stock options. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, and particularly in “Risk Factors.”
Overview
      We are the largest national arts and crafts specialty retailer, with sales of almost $3.4 billion in the United States and Canada. Our primary retail business is our operation of 850 Michaels stores across North America. We also operate three additional businesses: our 165 Aaron Brothers stores, a custom frame, framing, and art supply chain; our eight Recollections stores, a scrapbooking/ paper crafting concept; and four Star Wholesale stores, a floral/ home décor concept (all store counts are as of March 28, 2005).
      Our mission is to help people express themselves creatively. Through our broad product assortments, friendly, knowledgeable sales associates, educational in-store events, project sheets and displays, and on-line information, we offer a shopping experience that encourages creativity in the areas of arts, crafts, floral displays, framing, home décor, and children’s hobbies and activities.
      Over the past eight years, we have focused on improving store operations and inventory management capabilities in our Michaels stores while continuing a strong store growth program and developing new retail and wholesale concepts.
      Since fiscal 1996, we have refined or implemented our:

•	inventory management system,
•	point-of-sale system,
•	warehouse management capabilities,
•	transportation management system,
•	seasonal merchandise allocation system,
•	financial and human resource management systems,
•	store merchandise planogram processes, and
•	retail merchandising systems.
      During fiscal 2003, we completed the first phase of a two-part project to further improve our inventory management capabilities. The first phase involved implementing a perpetual inventory system in our Michaels stores, which was completed in January 2004. In fiscal 2004, we completed the implementation of the second phase of this project, the installation of an automated replenishment system for our basic, replenishable SKUs.
      As a result of our focus on operations, we have improved our sales productivity and overall profitability. During fiscal 2004, we achieved same-store sales growth of 5% and opened 58 new stores. Our operating margin improved from 9.8% of net sales in fiscal 2003 to 10.0% of net sales in fiscal 2004. Our improving operating and financial performance has resulted in a stronger financial position, which enabled us to continue declaring cash dividends and expanding our Common Stock repurchase program in fiscal 2004. Additionally, our fiscal 2004 year-end cash position increased to $535.9 million, up $194.1 million from the prior year.
      In fiscal 2005, one of our primary objectives will be to increase the sales and productivity of our Michaels stores through improving our merchandise offering and enhancing the in-store experience as part of our “Pursuit of the Perfect Store” initiative. In addition, we will continue to refine the business models of our Aaron Brothers, Recollections, and Star Wholesale operations as we seek to continue their expansion. Also in fiscal 2005, we plan to open approximately 45 Michaels stores, two Aaron Brothers stores, three Recollections stores, and one Star Wholesale store, funded primarily by our available cash, funds generated by operating activities, and proceeds from the exercise of stock options.
Critical Accounting Policies and Estimates
      We have prepared our financial statements in conformity with accounting principles generally accepted in the United States, and these financial statements necessarily include some amounts that are based on our informed judgments and estimates. Our senior management has discussed the development and selection of these critical accounting estimates, and the disclosure in this section of this report regarding them, with the Audit Committee of our Board of Directors in connection with our fiscal 2004 financial statement closing process. Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements. Our critical accounting policies represent those policies that are subject to judgments and uncertainties. As discussed below, our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of these policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. Our critical accounting policies include:
      Merchandise Inventories–We value our inventories at Michaels stores at the lower of cost or market as determined using a retail inventory method. Because we do not presently utilize perpetual inventory records to value inventory in our Michaels stores, we are required to perform complete physical inventories for a significant sample of stores at the end of each fiscal quarter to estimate ending inventories valued at retail for all Michaels stores to be used in our retail inventory model. Our sampling process is designed to count a selection of stores, which are representative of the size, age, and geographic location of the entire chain of stores. An actual physical count of merchandise is made by third party inventory counting service firms in substantially every store each fiscal year. We believe our sampling process results in a reasonable estimate of our retail inventory on hand at period end. In determining our cost of goods sold and ending inventory at cost, we utilize a single pool of inventory for our Michaels stores’ inventories. With the implementation of our new perpetual inventory system, we are currently evaluating whether information from our perpetual inventory records, which is now used only for operational purposes, could be used to value our inventory for accounting purposes. We currently plan to complete our evaluation by the end of fiscal 2005.
      Our success in managing our inventories is dependent on our ability to anticipate and respond in a timely manner to changing customer demand and preferences for products and supplies used in creative activities. If we misjudge the market, we may significantly overstock unpopular products and be forced to take significant inventory markdowns. Permanent markdown reserves are recorded in the period in which we determine that markdowns will need to be taken to sell certain merchandise. Prior to fiscal 2002, markdown reserves were generally determined based on retail counts of the affected merchandise on hand at a sample of stores. Beginning in the fourth quarter of fiscal 2002, markdown reserves were determined based on a sample of stores’ perpetual inventory records. In fiscal 2004 and going forward, markdown reserves are based on each store’s perpetual inventory records. Amounts recorded for permanent markdown reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions or competitive conditions differ from our expectations.
      Goodwill–We have made acquisitions in the past that included a significant amount of goodwill. We perform annual impairment tests of goodwill by comparing the book values of our reporting units to their estimated fair values. The estimated fair values of our reporting units are computed using estimates that include a discount factor in valuing future cash flows. There are assumptions and estimates underlying the determination of fair value and any resulting impairment loss. Another estimate using different, but still reasonable, assumptions could produce different results. To date, we have not experienced any impairment of our goodwill; however, there can be no assurance that future impairment will not result should our operating results deteriorate for reasons such as those described under “Risk Factors” herein.
      Reserve for Closed Facilities–We maintain a reserve for future rental obligations, carrying costs, and other closing costs related to closed facilities, primarily closed and relocated stores. Through the end of the third quarter of fiscal 2002, in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), our accounting policy was to record reserves for these obligations when management committed to closing or relocating a store or facility. Beginning in the fourth quarter of fiscal 2002, we adopted the provisions of SFAS No. 146, Costs Associated With Disposal Activities, and began recognizing exit costs for any store closures at the time the store is closed. While the adoption of SFAS No. 146 did not change our policy for calculating store closure reserves, it does change the timing of the recognition of the related expense in future periods.
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
      Revenue Recognition–Revenue from sales of our merchandise is recognized at the time of the merchandise sale, excluding revenue from the sale of custom frames, which is recognized at the time of delivery. When calculating our deferred framing revenue, we currently estimate the length of time between the customer placing the order at the store and customer pick-up based on the best available information from our systems. We allow for merchandise to be returned under most circumstances and provide for a reserve of estimated returns. A significant change in the length of time between the custom frame order and customer pick-up or a significant change in the underlying trends of our sales returns may materially affect our future operating results.
      We record a gift card liability on the date we issue the gift card to the customer. We record revenue and reduce gift card liability as the customer redeems the gift card. We escheat the value of unredeemed gift cards where required by law. Any remaining liabilities not subject to escheat are evaluated to determine whether the obligation is adequate to provide for future redemptions of gift cards. To date, we have not recognized any revenues from expired or unredeemed gift cards in our consolidated financial statements.
      Income Taxes–We record income tax expense using the liability method for taxes and are subject to income tax in many jurisdictions, including the United States, various states and localities, and Canada. A current tax liability or asset is recognized for the estimated taxes payable or refundable on the tax returns for the current year and a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. If different assumptions had been used, our tax expense, assets, and liabilities could have varied from recorded amounts. If actual results differ from estimated results or if we adjust these assumptions in the future, we may need to adjust our deferred tax assets or liabilities, which could impact our effective tax rate.
General
      We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. References to fiscal year mean the year in which that fiscal year began. Fiscal 2004 ended on January 29, 2005, fiscal 2003 ended on January 31, 2004, and fiscal 2002 ended on February 1, 2003, and each contained 52 weeks. All references herein to fiscal 2005 relate to the 52 weeks ending January 28, 2006.
Lease Accounting Correction
      Based on certain views expressed in a letter of February 7, 2005 from the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants, we reviewed our accounting policies and practices associated with property leases. Consistent with industry practices, we historically reported straight-line rental expense beginning on the earlier of the store opening date or the commencement date of the lease. This had the effect of excluding the pre-opening or build-out period of our stores from the calculation of the period over which we expensed rent. In addition, amounts received as tenant allowances were reflected in the balance sheet as a reduction to store leasehold improvement costs instead of classifying them as deferred lease credits. Following our review, we corrected our accounting policies such that we begin recording rent expense on the date we take possession of or control physical access to the premises. We also recognize tenant allowances as a liability and accrete the liability as a reduction to rent expense over the same period in which rent expense is calculated.
      As a result of these corrections, we recorded a non-cash, $12.8 million ($8.0 million, net of income tax) cumulative adjustment to earnings during the fourth quarter of fiscal 2004. We also increased our gross property and equipment balances by $34.8 million ($18.0 million, net of accumulated depreciation), our accrued liabilities by $1.7 million; and other long-term liabilities by $29.1 million. The increase in gross property and equipment reflects the reclassification of tenant allowances to other long-term liabilities, which were previously reflected as a reduction of property and equipment. The increase in other long-term liabilities was to reflect the cumulative adjustment to the accrued rent balance and deferred lease credits related to tenant allowances. We reduced our long-term deferred income tax liability by $4.8 million primarily as a result of a change in the cumulative timing differences related to deductions associated with straight-line rent expense and leasehold amortization expense. The adjustments did not impact historical or future net cash flows nor the timing of the payments under related leases. We believe that the new lease accounting policies will not have a material effect on future diluted earnings per share. Prior years’ financial statements were not restated as the impact of these issues was immaterial to previously reported results for any individual prior year.
Change in Accounting Principle
      In November 2002, the EITF reached consensus on Issue 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor. Issue 02-16 addresses the accounting for cash consideration received by a customer from a vendor (e.g., slotting fees, cooperative advertising payments, buydowns) and rebates or refunds from a vendor that are payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. Issue 02-16 is effective for new arrangements or modifications to existing arrangements entered into after December 31, 2002, although early adoption was permitted. We elected to adopt early, effective February 3, 2002, the provisions of Issue 02-16. Accordingly, in fiscal 2002, we recorded a cumulative effect of accounting change of $12.6 million ($7.4 million, net of income tax) for the impact of this adoption on prior fiscal years. This adoption also resulted in the reclassification of our cooperative advertising payments earned in fiscal 2002 from selling, general, and administrative expense to cost of sales and occupancy expense retroactively as of the beginning of fiscal 2002. The fiscal 2002 impact on income before cumulative effect of accounting change was immaterial.

Results of Operations
      The following table sets forth the percentage relationship to net sales of each line item of our consolidated statements of income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

	Fiscal Year

	2004	2003	2002

Net sales	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	63.3	63.3	63.2

Gross profit	36.7	36.7	36.8
Selling, general, and administrative expense	26.5	26.6	27.1
Store pre-opening costs	0.2	0.3	0.3

Operating income	10.0	9.8	9.4
Interest expense	0.6	0.7	0.7
Other (income) and expense, net	(0.1)	(0.1)	(0.1)

Income before income taxes and cumulative effect of accounting change	9.5	9.2	8.8
Provision for income taxes	3.6	3.4	3.6

Income before cumulative effect of accounting change	5.9	5.8	5.2
Cumulative effect of accounting change for cooperative advertising allowances, net of income tax	-	-	0.3

Net income	5.9%	5.8%	4.9%

Fiscal 2004 Compared to Fiscal 2003
      Net Sales–Net sales increased $302.0 million, or 10%, from fiscal 2003 to fiscal 2004. Net sales from our 58 new stores opened during the year, partially offset by lost sales from our six store closures, accounted for $152.2 million of the increase in net sales. In addition, our fiscal 2004 comparable store sales increase of 5% contributed $149.8 million to the net sales increase. Comparable store sales growth was strongest in our needlework and yarn, kids crafts, impulse, framing, and art categories. Customer traffic increased 4% and average ticket increased 1% from fiscal 2003 to fiscal 2004. The increase in average ticket was driven primarily by the strengthening of the Canadian dollar (contributing 30 basis points) and favorable pricing/product mix trends. Our ability to continue to generate comparable store sales increases is dependent, in part, on our ability to continue to maintain store in-stock positions on the top-selling items, to properly allocate merchandise to our stores, to effectively execute our pricing and sales promotion efforts, to anticipate customer demand and trends in the arts and crafts industry, and to respond to competitors’ activities.
      Cost of Sales and Occupancy Expense–Cost of sales and occupancy expense increased $189.7 million due to increased sales from a 5% increase in the number of stores operated in fiscal 2004 compared to fiscal 2003, as well as a 5% comparable store sales increase.
      As a percentage of net sales, cost of sales and occupancy expense were relatively constant. In fiscal 2004, we placed more emphasis on product displays to reduce the need for clearance markdowns, which strengthened our gross margins. Sales of regular priced merchandise, as a percentage of total sales, increased 2% in fiscal 2004, offset by a corresponding decrease in sales of both promotionally priced and clearance merchandise. Cost of sales was also favorably impacted by better leverage on our distribution expenses against higher net sales in fiscal 2004. These reductions in costs of sales, as a percentage of net sales, were largely offset by (1) costs associated with our distribution center realignment, (2) increases in occupancy expenses related to store closures, and (3) the correction of our lease accounting policies. The cost of closing our Lexington, Kentucky distribution center and opening a new distribution center in New Lenox, Illinois was approximately $4.1 million. All significant costs associated with this distribution center realignment project were recognized in fiscal 2004. Occupancy expense in fiscal 2004 includes incremental store closure costs of approximately $6.0 million over fiscal 2003 expense. Store closure costs vary with the timing and extent of store relocation and closure activities, and are driven primarily by the remaining lease term and estimated sublease income associated with each closed store. In addition, we recorded a non-cash $12.8 million charge ($8.0 million, net of income tax), related to the correction of our lease accounting policies, as more fully explained in the preceding section entitled “Lease Accounting Correction.”
      Selling, General, and Administrative Expense–Selling, general, and administrative expense was $898.4 million, or 26.5% of net sales in fiscal 2004 compared to $823.2 million, or 26.6% of net sales in fiscal 2003. The expense increase was primarily due to an increase in the number of stores we operated compared to last year. In particular, store personnel costs, store operating expenses, advertising expenses, corporate overhead costs, and costs associated with relocating the Aaron Brothers’ headquarters to the Dallas, Texas area contributed $60.8 million to the total $75.2 million increase from fiscal 2003. In addition, in fiscal 2004, we incurred $13.5 million of higher workers’ compensation insurance costs, which includes a $4.1 million reserve for claims that we believe will not be covered due to the deteriorating financial condition of an insurance company with which we previously conducted business. The reserve amount represents our current estimate of probable loss as determined in consultation with third party experts. Our total gross claims exposure is estimated to be $9.2 million, partially offset by estimated state guaranteed funds. As actual claims continue to be filed with the insurer or as existing claims are fully resolved, it may be necessary for us to record additional adjustments in order to be fully reserved for the estimate of probable losses that we expect to incur, but we currently believe that all significant costs have been recognized in fiscal 2004.
      As a percentage of net sales, store personnel costs, excluding the workers’ compensation charges described above, and other operating costs decreased approximately 30 basis points primarily as a result of a heightened focus on expense control during fiscal 2004 and a leveraging of those expenses on higher net sales. In addition, advertising expense decreased approximately 20 basis points in 2004, primarily due to six less ad weeks than the previous year (14 fewer newspaper ads, partially offset by eight additional circular ads). These decreases were partially offset by the higher workers’ compensation costs described above of $13.5 million, or 40 basis points.
      Provision for Income Taxes–The effective tax rate was 37.65% in fiscal 2004. The effective tax rate for the fourth quarter of fiscal 2004 was reduced from 38.25% to 37.1% primarily due to the resolution of an Internal Revenue Service audit, bringing our full year effective tax rate to 37.65%. Based on current projections, we believe our effective tax rate in fiscal 2005 will be between 37.5% and 38.5%.
      Net Income–As a result of the above, net income for fiscal 2004 increased 13.5% to $201.8 million, or $1.45 per diluted share, from $177.8 million, or $1.27 per diluted share, in fiscal 2003.
Fiscal 2003 Compared to Fiscal 2002
      Net Sales–Net sales increased $234.9 million, or 8%, from fiscal 2002 to fiscal 2003. Fiscal 2003 net sales included sales from our 68 new stores opened during the year, partially offset by lost sales from our five store closures, which accounted for $164.5 million of the increase in net sales. In addition, our fiscal 2003 comparable store sales increase of 2% contributed $70.3 million to the net sales increase. Comparable store sales growth was strongest in our scrapbooking, frames, seasonal, and general crafts categories. Customer traffic and average ticket each increased approximately 1% from fiscal 2002 to fiscal 2003. The increase in average ticket was driven primarily by a strengthening of the Canadian dollar (contributing 60 basis points) and favorable pricing/product mix trends.
      Cost of Sales and Occupancy Expense–Cost of sales and occupancy expense, as a percentage of net sales, was relatively flat in fiscal 2003 compared to fiscal 2002. The overall increase in cost of sales and occupancy expense from fiscal 2002 to fiscal 2003 was primarily due to fiscal 2003 new store growth and our comparable store sales increase of 2%.
      Selling, General, and Administrative Expense–Selling, general, and administrative expense, as a percentage of net sales, decreased from 27.1% in fiscal 2002 to 26.6% in fiscal 2003. Store compensation costs decreased approximately 30 basis points primarily as a result of a heightened focus on expense control during fiscal 2003. In addition, advertising and corporate general and administrative expenses were leveraged on higher net sales in fiscal 2003 compared to fiscal 2002.
      Provision for Income Taxes–The effective tax rate was 37.6% in fiscal 2003 and 41.0% in fiscal 2002. The reduction in our fiscal 2003 effective tax rate was primarily due to the resolution of certain tax issues, most notably several issues surrounding our Canadian subsidiary, which had been pending with the Internal Revenue Service.
      Cumulative Effect of Accounting Change–In fiscal 2002, we changed our accounting policy with respect to recording cooperative advertising allowances. As a result, we recorded a non-cash charge of $7.4 million, net of income tax, in the first quarter of fiscal 2002 for the cumulative effect of accounting change on fiscal years prior to fiscal 2002.
      Net Income–As a result of the above, net income for fiscal 2003 increased 27% to $177.8 million, or $1.27 per diluted share, from $140.3 million, or $0.99 per diluted share, in fiscal 2002. Net income before the cumulative effect of accounting change for fiscal 2002 was $147.7 million, or $1.05 per diluted share.
Liquidity and Capital Resources
      Our cash and equivalents increased $194.1 million, or 57%, from $341.8 million at the end of fiscal 2003 to $535.9 million at the end of fiscal 2004. We require cash principally for day-to-day operations and to finance capital investments, inventory for new stores, inventory replenishment for existing stores, and seasonal working capital needs. In recent years, we have financed our operations, new store openings, Common Stock repurchases, dividend payments, and other capital investments with cash from operations and proceeds from stock option exercises. In addition, borrowings under our Credit Agreement may be an additional source of cash flow to finance future growth and other capital investments.
Cash Flow from Operating Activities
      Cash flow provided by operating activities in fiscal 2004 was $427.8 million compared to $289.5 million in fiscal 2003. The increase in cash provided by operating activities was due, in part, to an increase of $24.0 million in net income as a result of sales growth and operating margin expansion, primarily as a result of a greater focus on expense control. In addition, we used $45.6 million less cash in fiscal 2004 compared to the prior year for merchandise inventories, net of accounts payable, primarily as a result of the timing of inventory purchases and related payments. Inventories per Michaels store of $1.010 million at January 29, 2005, decreased 3.3% from $1.045 million at January 31, 2004, as a result of the full implementation of our perpetual inventory and automated merchandise replenishment systems and the corresponding improvement in inventory management. We used $26.4 million less cash related to our income taxes payable, primarily due to tax benefits realized from the exercise of stock options and the timing of tax payments. Additionally, we used $20.4 million less cash for accrued liabilities and other in fiscal 2004 compared to the prior year primarily related to the timing of payments.

Cash Flow from Investing Activities
      Cash flow from investing activities was primarily the result of the following capital expenditure activities:

	Fiscal Year

	2004(1)	2003(2)	2002(3)

	(In thousands)
New and relocated stores and stores not yet opened	$50,307	$37,964	$51,445
Existing stores	13,257	17,576	18,440
Distribution system expansion, net of building reimbursements	7,124	29,100	17,673
Information systems	15,398	13,053	15,323
Corporate and other	4,820	5,417	6,028

	$90,906	$103,110	$108,909

(1)	In fiscal 2004, we incurred capital expenditures related to the opening of 45 Michaels, seven Aaron Brothers, and six Recollections stores, and the relocation of 30 Michaels and one Aaron Brothers store.
(2)	In fiscal 2003, we incurred capital expenditures related to the construction of our Illinois distribution center, the opening of 55 Michaels, 10 Aaron Brothers, two Recollections, and one Star Wholesale store, and the relocation of 16 Michaels stores.
(3)	In fiscal 2002, we incurred capital expenditures related to the completion of our Hazleton, Pennsylvania distribution center, the expansion of our Lancaster, California distribution center, the opening of 67 Michaels and 13 Aaron Brothers stores, and the relocation of 18 Michaels and one Aaron Brothers store. In addition, we received a reimbursement in the amount of $15.1 million for the expansion of our Lancaster, California distribution center, which was completed in fiscal 2002.
      We currently estimate that our capital expenditures will be approximately $116.8 million in fiscal 2005. We anticipate spending approximately $47.9 million to open approximately 45 Michaels, two Aaron Brothers, three Recollections stores, and one Star Wholesale store, and approximately 20 Michaels store relocations; $32.1 million for improvements in existing stores; $7.1 million for new and existing distribution centers; $16.5 million on information systems projects; and $13.2 million for corporate expansion and various other capital investment activities. We expect to spend on average approximately $1.3 million to open a new Michaels store, which includes $601,000 in net inventory and $113,000 of pre-opening costs; and $601,000 to open a new Aaron Brothers store, which includes $136,000 in net inventory and $39,000 of pre-opening costs. We anticipate that our new Michaels stores, as a group, will become profitable within their first 12 months of operation.
      During fiscal 2004, we purchased interests in a Massachusetts business trust that invests primarily in auction rate securities with auction reset periods of less than twelve months. The purchase price of these interests was approximately $50.4 million.

Cash Flow from Financing Activities
      Beginning in June 2003, Michaels has declared quarterly cash dividends as follows:

Declaration Date	Payable Date	Amount per Share

Fiscal 2004:
March 16, 2004	April 30, 2004	$0.06
June 17, 2004	July 30, 2004	0.06
September 16, 2004	October 29, 2004	0.07
December 1, 2004	January 31, 2005	0.07

Fiscal 2003:
June 19, 2003	July 30, 2003	$0.05
September 23, 2003	October 31, 2003	0.05
December 2, 2003	January 30, 2004	0.05
      These dividends reflect the strength of our financial position and our Board of Directors’ commitment to encouraging long-term investment by a diverse stockholder base. We did not pay any dividends on our Common Stock prior to fiscal 2003.
      Cash used for repurchases of our Common Stock increased $29.6 million from $75.5 million in fiscal 2003 to $105.1 million in fiscal 2004. Common Stock repurchases were $12.8 million in fiscal 2002. The following table sets forth information regarding our Common Stock repurchase plans as of January 29, 2005:

	Shares		Shares
	Authorized for	Shares	Available for
	Repurchase	Repurchased	Repurchase

December 5, 2000 repurchase plan (fixed portion)	4,000,000	(4,000,000)	-	(1)
December 5, 2000 repurchase plan (variable portion)	54,552	(54,551)	1	(2)
September 11, 2002 repurchase plan	2,000,000	(2,000,000)	-	(3)
June 18, 2003 repurchase plan	2,000,000	(2,000,000)	-	(4)
February 2, 2004 repurchase plan	5,000,000	(3,099,749)	1,900,251	(5)

(1)	On December 5, 2000, our Board of Directors authorized the repurchase of up to 4.0 million shares of our outstanding Common Stock. By later resolutions, our Board of Directors provided that proceeds of the exercise of options under our 2001 General Stock Option Plan may be used to repurchase shares under the 2000 repurchase plan and that the maximum number of shares authorized to be repurchased under the 2000 repurchase plan may be increased to the extent necessary to so use the proceeds from such option exercises. As of April 2003, we had repurchased and subsequently retired a total of 4.0 million shares under the 2000 repurchase plan at an average price of $11.13 per share and, as a result, we have used the entire fixed portion of the authority originally provided in the 2000 repurchase plan.
(2)	In fiscal 2004, we repurchased and subsequently retired 54,551 shares of our Common Stock at an average price of $27.03 per share using proceeds from exercises of stock options granted under the 2001 General Stock Option Plan that were exercised in fiscal 2004.
(3)	As of January 2004, we repurchased and subsequently retired the 2.0 million shares of our Common Stock authorized under the 2002 repurchase plan at an average price of $17.73 per share and, as a result, we have used the entire authority originally provided in the 2002 repurchase plan.
(4)	In fiscal 2003, we repurchased and subsequently retired approximately 1.2 million shares of our Common Stock authorized under the 2003 repurchase plan at an average price of $21.55 per share. In fiscal 2004, we repurchased and subsequently retired 816,200 shares of our Common Stock authorized under the 2003 repurchase plan at an average price of $24.34 per share and, as a result, we have used the entire authority originally provided in the 2003 repurchase plan.
(5)	In fiscal 2004, we repurchased and subsequently retired approximately 3.1 million shares of our Common Stock authorized to be repurchased under the 2004 repurchase plan at an average price of

$27.02 per share and, as a result, we had 1,900,251 shares available for repurchase under the plan as of January 29, 2005.

      We anticipate that we will continue to repurchase shares of our Common Stock in fiscal 2005. On March 15, 2005, our Board of Directors authorized an additional repurchase plan for up to 3.0 million shares of our outstanding Common Stock. Under the agreements governing our outstanding indebtedness, we can only repurchase shares of our Common Stock if we maintain or comply with specified financial ratios and other covenants. We may also be restricted by regulations of the Securities and Exchange Commission from making future repurchases during certain time periods.
      Proceeds from the exercise of outstanding stock options have served as a source of cash for us, and we expect to receive proceeds from the exercise of outstanding stock options and options to be granted under our stock option plans in the future. Proceeds from the exercise of stock options were $35.5 million, $30.7 million, and $34.7 million in fiscal 2004, 2003, and 2002, respectively. Proceeds from the exercise of stock options under our 2001 General Stock Option Plan are required to be used to repurchase shares of our own Common Stock under the 2000 repurchase plan, except where not permitted by law or if there is a compelling need to use the proceeds for other corporate purposes.
Debt
      In October 2004, we signed an extension to our existing $200 million unsecured revolving bank credit facility with Fleet National Bank and other lending institutions, which now expires on April 30, 2006. The Credit Agreement requires us to maintain certain financial covenants and limits certain activities, including, among other things, levels of indebtedness, liens, investments, payments of dividends, Common Stock repurchases, mergers and acquisitions, and sales of assets. In addition to extending the term of the Credit Agreement, we obtained the consent of the lenders to permit the prepayment of the Senior Notes due 2009 when they become callable in July 2005, if we have “liquidity” (defined as cash and equivalents plus unused availability under the Credit Agreement) of at least $300 million. Based on our current cash projections, we anticipate calling our Senior Notes in July 2005, which would result in a pre-tax charge to earnings of $12.1 million to be recognized in the period in which we prepay our Senior Notes, representing a combination of a prepayment penalty and the unamortized debt costs associated with the notes.
      We are in compliance with all terms and conditions of the Credit Agreement. During fiscal 2004 and 2003, we had no borrowings under our Credit Agreement. No borrowings were outstanding under the Credit Agreement as of January 29, 2005 or January 31, 2004. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit Agreement ($26.1 million as of January 29, 2005). The following table sets forth certain data related to borrowings under our Credit Agreement:

	Fiscal Year

	2004	2003	2002

Days of borrowings outstanding	-	-	123
Average outstanding borrowings (in thousands)	$-	$-	$81,811
Weighted average interest rate	-%	-%	2.8%
General
      We believe that our available cash, funds generated by operating activities, funds available under the Credit Agreement, and proceeds from the exercise of stock options will be sufficient to fund planned capital expenditures, working capital requirements, and any anticipated dividend payments or stock repurchases for the foreseeable future.

Off-Balance Sheet Arrangements
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
      As of January 29, 2005, our contractual obligations were as follows:

	Payments Due By Fiscal Year

		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(In thousands)
Long-term debt(1)	$200,000	$-	$-	$200,000	$-
Interest on long-term debt(1)	81,708	18,500	37,000	26,208	-
Operating lease commitments(2)	1,783,178	264,775	503,580	417,698	597,125
Other commitments(3)	71,024	39,808	1,508	576	29,132
Deferred compensation(4)	-	-	-	-	-
Purchase obligations(5)	37,843	37,843	-	-	-

	$2,173,753	$360,926	$542,088	$644,482	$626,257

(1)	Long-term debt includes our Senior Notes due 2009, which are first callable, in part or in full, in July 2005. We pay interest semi-annually at a rate of 9 1/4% per annum. Based on our current cash projections, we anticipate calling our Senior Notes in July 2005, which would result in a pre-tax charge to earnings of $12.1 million to be recognized in the period in which we prepay our Senior Notes, representing a combination of a prepayment penalty and the unamortized debt costs associated with the notes.
(2)	Our operating lease commitments generally include non-cancelable leases for property and equipment used in our operations. Excluded from our operating lease commitments are amounts related to insurance, taxes, and common area maintenance associated with property and equipment. Such amounts historically represented approximately $2.90 to $3.80 per selling square foot over the previous five fiscal years.
(3)	Other commitments primarily include service contract obligations, letters of credit, and certain post-employment obligations.
(4)	Our deferred compensation plan is fully funded and, as such, we have a plan asset recorded on our consolidated balance sheet that substantially offsets the amount of our obligation. Additionally, there is no specific payment date under the terms of the plan. Therefore, we have excluded from this table our obligations pursuant to our deferred compensation plan. Our deferred compensation obligations of $15.6 million were included in our consolidated balance sheet at January 29, 2005, within other long-term liabilities.
(5)	Purchase obligations represent legally binding commitments to purchase merchandise inventories, which are made in the normal course of business to meet operational requirements.
      Additional information regarding our commitments and contingencies is provided in Note 8 of Notes to Consolidated Financial Statements.

Seasonality
      Our business is highly seasonal, with higher sales in the third and fourth fiscal quarters. For the last eight fiscal years, our fourth quarter, which includes the Christmas selling season, has accounted for approximately 35.0% of our sales and approximately 54.8% of our operating income.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. SFAS No. 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 123(R) to determine the impact on our consolidated results of operations and financial position.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, as an amendment to ARB No. 43. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 151 to determine the impact on our consolidated results of operations and financial position.
Risk Factors
Our Growth Depends on Our Ability to Open New Stores
      One of our key business strategies is to expand our base of retail stores. If we were unable to implement this strategy, our ability to increase our sales, profitability, and cash flow could be impaired. To the extent that we are unable to open new stores as we anticipate, our sales growth would come only from increases in comparable store sales. Growth in profitability in that case would depend significantly on our ability to reduce our costs as a percentage of our sales. We may be unable to implement our strategy if we cannot identify suitable sites for additional stores, negotiate acceptable leases, access sufficient capital to support store growth, or hire and train a sufficient number of qualified associates.
Our Success Will Depend on How Well We Manage Our Growth
      Even if we are able to implement, to a significant degree, our strategy of expanding our store base, or additionally, to expand our business through acquisitions or vertical integration opportunities, we may experience problems, which may prevent any significant increase in profitability or negatively impact our cash flow. For example:

•	the costs of opening and operating new stores may offset the increased sales generated by the additional stores;
•	the closure of unsuccessful stores may result in the retention of liability for expensive leases;
•	a significant portion of our management’s time and energy may be consumed with issues unrelated to advancing our core business strategy, which could possibly result in a deterioration of our operating results;
•	our expansion may outpace our planned technological advances and current systems with the possible consequences of breakdowns in our supply chain management and reduced effectiveness of our operational systems and controls;
•	we may be unable to hire, train, and retain qualified managers and other associates;

•	our suppliers may be unable to meet the increased demand of additional stores in a timely manner; and
•	we may be unable to expand our existing distribution centers or use third-party distribution centers on a cost-effective basis to provide merchandise for sale by our new stores.

We May Fail to Optimize or Adequately Maintain Our Perpetual Inventory and Automated Replenishment
  Systems
      We have completed the rollout of our perpetual inventory and automated replenishment systems, which we believe are necessary to properly forecast and manage our inventory levels and merchandise ordering quantities. We may fail to properly optimize the effectiveness of these systems, or to adequately support and maintain the systems, which could have a materially adverse impact on our financial condition and operating results.
Improvements to Our Supply Chain May Not Be Fully Successful
      An important part of our efforts to achieve efficiencies, cost reductions, and sales and cash flow growth is the identification and implementation of improvements to our supply chain, including merchandise ordering, transportation, and receipt processing. During fiscal 2005, we will test a number of enhancements to our distribution systems with select suppliers, enabling us to evaluate our ability to distribute additional SKUs through our distribution centers. Significant changes to our supply chain could have a materially adverse impact on our operating results.
Changes in Customer Demands Could Materially Adversely Affect Our Sales, Operating Results, and Cash
  Flow
      Our success depends on our ability to anticipate and respond in a timely manner to changing customer demand and preferences for products and supplies used in creative activities. If we misjudge the market, we may significantly overstock unpopular products and be forced to take significant inventory markdowns, which would have a negative impact on our operating results and cash flow. However, shortages of key items could have a materially adverse impact on our operating results. In addition, adverse weather conditions, unfavorable economic trends, and consumer confidence volatility could have a material adverse impact on our sales and operating results.
Changes in Consumer Confidence Could Result in a Reduction in Consumer Spending on Items Perceived
  to be Discretionary
      Our stores offer arts and crafts supplies and products for the crafter and do-it-yourself home decorator, which some customers may perceive as discretionary. Should their perception of the economy deteriorate, consumers may change spending patterns to reduce the amount spent on discretionary items.
Our Suppliers May Fail Us
      Many of our suppliers are small firms that produce a limited number of items. Given their limited resources, these firms are susceptible to cash flow issues, production difficulties, quality control issues, and problems in delivering agreed-upon quantities on schedule. We cannot assure you that we would be able, if necessary, to return product to these suppliers and obtain refunds of our purchase price or obtain reimbursement or indemnification from them if their products prove defective. In addition, these suppliers may be unable to withstand a downturn in economic conditions. Significant failures on the part of our key suppliers could have a materially adverse effect on our operating results.
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
Increases in Transportation Costs Due to Rising Fuel Costs
      The price of oil has risen significantly in the last year. This increase and any future increases may result in an increase in our transportation costs for distribution to our stores as well as our vendors’ transportation costs.
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
Competition Could Negatively Impact Our Operations
      The retail arts and crafts industry is competitive, which could result in the reduction of our prices and our loss of market share. We must remain competitive in the areas of quality, price, breadth of selection, customer service, and convenience. Our primary competition is comprised of specialty arts and crafts retailers, which include Hobby Lobby, A.C. Moore Arts & Crafts, Inc., Jo-Ann Superstores (operated by Jo-Ann Stores, Inc.), and Garden Ridge Corporation. We also compete with mass merchants (e.g. Wal-mart), who dedicate a portion of their selling space to a limited selection of craft supplies and seasonal and holiday merchandise, regional chains, and local merchants. Some of our competitors, particularly the mass merchants, are larger and have greater financial resources than we do. In addition, alternative methods of selling crafts, such as over the Internet, could result in additional competitors in the future and increased price competition since our customers could more readily comparison shop. Furthermore, we ultimately compete with alternative sources of entertainment and leisure for our customers.

The Amount of Debt We Have Could Adversely Affect Us by Reducing Our Flexibility to Respond to
  Changing Business and Economic Conditions
      Our needs for cash in the future will depend on many factors that are difficult to predict, including our results of operations and efforts to expand our existing operations. We believe, based on current circumstances, that our available cash, funds generated by operating activities, together with available borrowings under our bank credit facility and proceeds from the exercise of stock options, will be sufficient to meet our liquidity needs for the foreseeable future. However, we cannot assure you that our business will generate cash flow at or above current levels. If we are unable to generate sufficient cash flow from operations in the future to repay our debt as it becomes due and make necessary investments, we may be required to restructure or refinance all or a portion of our existing debt, seek new borrowings, reduce or delay capital expenditures, reduce or eliminate dividends, sell assets, seek additional equity capital, or delay, scale back, or eliminate some aspects of our operations, including delaying our plans for new store openings.
      Moreover, it is possible that we may not be able to satisfy all of the conditions and covenants of our debt. In addition, to the extent we seek to replace or refinance our current debt, replacement financing may not be available on terms that are favorable to us. In addition, we may not be able to obtain acceptable financing upon the expiration of our bank credit facility. Our ability to obtain additional or replacement financing will be significantly impacted by, among other things, any changes in the ratings assigned to us by nationally recognized ratings agencies. Any of these events, if they were to occur, could have a materially adverse effect on our business, financial condition, or results of operations.
The Covenant Restrictions in Our Debt Restrict Our Operations
      We and our subsidiaries are subject to significant operating and financial restrictions contained in the instruments governing the Senior Notes due 2009 and our other indebtedness. Those restrictions affect, and in many respects limit or prohibit, among other things, our ability to:

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
      In addition, our Credit Agreement requires us to maintain specified financial ratios. These restrictions could also limit our ability to obtain financing in the future, make needed capital expenditures, withstand a future downturn in our business or the economy in general, or conduct necessary corporate activities. If we or our subsidiaries fail to comply with these restrictions, we may be in default under the terms of our indebtedness, even if we are otherwise able to meet our debt service obligations. In the event of a default, the holders of the indebtedness could elect to declare all of that indebtedness, together with accrued interest, to be due and payable and our other indebtedness may become immediately due and payable as a result of cross-default clauses contained in documentation evidencing debt. We cannot assure you that we would be able to make those payments or borrow sufficient funds from alternative sources to make those payments. Even if we were to obtain additional financing, that financing may be on terms unfavorable to us.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.
      We invest cash balances in excess of operating requirements primarily in money market mutual funds and short-term interest-bearing securities, generally with maturities of 90 days or less. Due to the short-term nature of our investments, the fair value of our cash and equivalents at January 29, 2005 approximated carrying value. The interest rates on our revolving line of credit are repriced frequently, at market rates, which would result in carrying amounts that approximate fair value. We had no borrowings outstanding under the line of credit at January 29, 2005. We believe that the effect, if any, of possible near-term changes in interest rates on our financial position, results of operations, and cash flows would not be material. The fair value of our Senior Notes due 2009 was estimated to be $213.9 million at January 29, 2005, which was $13.9 million greater than carrying value. Generally, the fair value of our fixed interest rate long-term debt will increase as interest rates fall and decrease as interest rates rise. Market risk was estimated as the potential increase in the fair value resulting from a hypothetical 10% decrease in the interest rates used by the dealers to quote the fair value of our long-term debt at January 29, 2005, which would result in an increase in fair value of approximately $5.9 million. See Note 4 of Notes to Consolidated Financial Statements.
      The table below presents principal cash flows and related weighted average interest rates of our long-term debt at January 29, 2005, by year of maturity (dollars in thousands):

	Fiscal Year

	2005	2006	2007	2008	2009	Thereafter

Long-term debt	$-	$-	$-	$-	$200,000	$-
Weighted average interest rate	9.25%	9.25%	9.25%	9.25%	9.25%	-%

ITEM 8.	Consolidated Financial Statements and Supplementary Data.
      The Consolidated Financial Statements and Supplementary Data are included as an annex of this report. See the Index to Consolidated Financial Statements and Supplementary Data on page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      There were no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended January 29, 2005.

ITEM 9A.	Controls and Procedures.
      Included in this Annual Report on Form 10-K are certifications of our Chief Executive Officer and Executive Vice President–Chief Financial Officer which are required in accordance with Rule 13a-14 of the Securities and Exchange Act of 1934. This section includes information concerning the controls and controls evaluation referred to in the certifications. Page F-3 of this Annual Report on Form 10-K includes the attestation report of Ernst & Young LLP, our independent registered public accounting firm, regarding its audit of our assessment and effectiveness of internal control over financial reporting. This section should be read in conjunction with the Ernst & Young attestation for a complete understanding of this section.
Evaluation of Disclosure Controls and Procedures
      We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934). An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President–Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Executive Vice President–Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
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
Management Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a-15(f) under the Securities and Exchange Act of 1934. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate as a result of changes in conditions or deterioration in the degree of compliance.
      Management assessed the effectiveness of our internal controls over financial reporting as of January 29, 2005. Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control–Integrated Framework. Management’s assessment included the evaluation of such elements as the design and operating effectiveness of financial reporting controls, process documentation, accounting policies, and the overall control environment. This assessment is supported by testing and monitoring performed by both our Internal Audit and Process Management Office organizations.
      Based on our assessment, management believes that we maintained effective internal control over financial reporting as of January 29, 2005, the end of the fiscal year.
      The independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on our assessment of and on the effectiveness of our internal controls over financial reporting. The Ernst & Young LLP report is included on Page F-3 of this Annual Report on Form 10-K.
ITEM 9B.     Other Information.
      Not applicable.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant.
      Certain information concerning our directors is set forth in the Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on June 16, 2005 under the heading “Proposal For Election of Directors,” which is incorporated herein by reference. Certain information concerning our executive officers is set forth under the heading “Executive Officers of the Registrant” in Item 1 of this Annual Report, which is incorporated herein by reference. The information concerning compliance with Section 16(a) of the Exchange Act is set forth in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which is incorporated herein by reference.
      The information concerning our Audit Committee and Audit Committee financial expert is set forth in the Proxy Statement under the heading “Corporate Governance,” which is incorporated herein by reference.
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
      The information concerning principal accountant fees and services is set forth in the Proxy Statement under the heading “Independent Registered Public Accounting Firm Fees,” which is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.
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
EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Michaels Stores, Inc., as amended (previously filed as Exhibit 3.1 to Form 8-K, filed by Registrant on July 7, 2004, SEC File No. 001-09338).
3.2
Certificate of Amendment to the Restated Certificate of Incorporation of Michaels Stores, Inc. (previously filed as Exhibit 3.2 to Form 8-K, filed by Registrant on July 7, 2004, SEC File No. 001-09338).

3.3
Certificate of Amendment to the Restated Certificate of Incorporation of Michaels Stores, Inc. (previously filed as Exhibit 3.3 to Form 8-K, filed by Registrant on July 7, 2004, SEC File No. 001-09338).

3.4
Certificate of Amendment to the Restated Certificate of Incorporation of Michaels Stores, Inc. (previously filed as Exhibit 3.4 to Form 8-K, filed by Registrant on July 7, 2004, SEC File No. 001-09338).

3.5	Amended and Restated Bylaws of Michaels Stores, Inc. (previously filed as Exhibit 3.5 to Form 8-K, filed by Registrant on July 7, 2004, SEC File No. 001-09338).
4.1	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to Form 10-K for the year ended February 1, 2003, filed by Registrant on April 11, 2003, SEC File No. 001-09338).
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

10.5	Fourth Amendment to the Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated effective August 1, 1999, dated as of January 1, 2004 (filed herewith).*

Exhibit
Number	Description of Exhibit

10.6	Michaels Stores, Inc. Amended and Restated 1997 Employees Stock Purchase Plan (previously filed as Exhibit 99.2 to Form 8-K, filed by Registrant on February 1, 2002, SEC File No. 001-09338).*
10.7	Michaels Stores, Inc. Amended and Restated 1997 Stock Option Plan (previously filed as Exhibit 99.1 to Form 8-K filed by the Registrant on July 24, 2003, SEC File No. 001-09338).*
10.8	Michaels Stores, Inc. Second Amended and Restated 2001 Employee Stock Option Plan (previously filed as Exhibit 99.3 to Form 8-K filed by the Registrant on July 24, 2003, SEC File No. 001-09338).*
10.9	Second Amended and Restated 2001 General Stock Option Plan (previously filed as Exhibit 10.1 to Form 8-K filed by the Registrant on September 28, 2004, SEC File No. 001-09338).*
10.10
Michaels Stores, Inc. Deferred Compensation Plan, as amended and restated effective as of July 18, 2003 (previously filed as Exhibit 99.4 to Form 8-K filed by the Registrant on July 24, 2003, SEC File No. 001-09338).*

10.11
Form of Fiscal Year 2004 Bonus Plan for President and Chief Executive Officer (previously filed as Exhibit 10.1 to Form 10-Q for period ended May 1, 2004, filed by the Registrant on June 9, 2004, SEC File No. 001-09338).*

10.12
Form of Fiscal Year 2004 Bonus Plan for President–Michaels Stores Group/ Corporate Executive Vice Presidents (previously filed as Exhibit 10.2 to Form 10-Q for period ended May 1, 2004, filed by the Registrant on June 9, 2004, SEC File No. 001-09338).*

10.13
Form of Fiscal Year 2004 Bonus Plan for Executive Vice President–Store Operations (previously filed as Exhibit 10.3 to Form 10-Q for period ended May 1, 2004, filed by the Registrant on June 9, 2004, SEC File No. 001-09338).*

10.14	Form of Fiscal Year 2004 Bonus Plan for Executive Vice President–General Merchandise Manager (filed herewith).*
10.15
Form of Employment Agreement between Michaels Stores, Inc. and Douglas B. Sullivan (previously filed as Exhibit 10.5 to Form 10-K for the year ended January 31, 1998, filed by Registrant on May 1, 1998, SEC File No. 000-11822).*

10.16
Amended and Restated Employment Agreement between Michaels Stores, Inc. and R. Michael Rouleau, dated July 7, 2004 (previously filed as Exhibit 10.1 to Form 10-Q for period ended July 31, 2004, filed by Registrant on September 1, 2004, SEC File No. 001-09338).*

10.17	Separation Agreement and Release, dated July 28, 2004, between Ronald Staffieri and Michaels Stores, Inc. (filed herewith).*
10.18	Description of Compensation Regarding Company Car for R. Michael Rouleau (filed herewith).*
10.19	Description of Compensation Regarding Company Car for Charles J. Wyly, Jr. (filed herewith).*
10.20	Description of Compensation of Directors (filed herewith).*
10.21
Form of Director Indemnification Agreement between Michaels Stores, Inc. and certain directors of the Registrant (previously filed as Exhibit 10.2 to Form 10-Q for period ended November 1, 2003, filed by Registrant on December 16, 2003, SEC File No. 001-09338).

10.22
Form of Officer Indemnification Agreement between Michaels Stores, Inc. and certain officers of the Registrant (previously filed as Exhibit 10.3 to Form 10-Q for period ended November 1, 2003, filed by Registrant on December 16, 2003, SEC File No. 001-09338).

10.23
Term Lease Master Agreement between IBM Credit Corporation as Lessor and Michaels Stores, Inc. as Lessee (previously filed as Exhibit 10.18 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).

Exhibit
Number	Description of Exhibit

10.24
Revolving Credit Agreement, dated as of May 1, 2001, between Michaels Stores, Inc. and Fleet National Bank and the other lenders named therein (previously filed as Exhibit 10.1 to Form 10-Q for period ended May 5, 2001, filed by Registrant on June 19, 2001, SEC File No. 000-11822).

10.25
First Amendment and Consent to Revolving Credit Agreement, dated as of December 31, 2001, among Michaels Stores, Inc., Fleet National Bank, and the other lenders named therein (previously filed as Exhibit 10.16 to Form 10-K for the year ended February 2, 2002, filed by Registrant on April 12, 2002, SEC File No. 001-09338).

10.26
Second Amendment and Consent to Revolving Credit Agreement, dated as of December 31, 2003, among Michaels Stores, Inc., Fleet National Bank, and the other lenders named therein (previously filed as Exhibit 10.20 to Form 10-K for the year ended January 31, 2004, filed by Registrant on April 2, 2004, SEC File No. 001-09338).

10.27
Third Amendment and Consent to Revolving Credit Agreement, dated as of October 6, 2004, among Michaels Stores, Inc., Fleet National Bank, and the other lenders named therein (previously filed as Exhibit 10.4 to Form 10-Q for the period ended October 30, 2004, filed by Registrant on December 7, 2004, SEC File No. 001-09338).

10.28
Option Agreement, dated as of December 23, 1996, between Michaels Stores, Inc. and Elegance Limited (previously filed as Exhibit 10.29 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).

10.29
Common Stock and Warrant Agreement, dated as of October 16, 1984, between Michaels Stores, Inc. and Peoples Restaurants, Inc., including form of Warrant (previously filed as Exhibit 4.2 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 30, 1993, SEC File No. 000-11822).

10.30
First Amendment to Common Stock and Warrant Agreement, dated October 31, 1984, between The First Dallas Group, Ltd. and Michaels Stores, Inc. (previously filed as Exhibit 4.3 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 30, 1993, SEC File No. 000- 11822).

10.31
Second Amendment to Common Stock and Warrant Agreement, dated November 28, 1984, between First Dallas Investments-Michaels I, Ltd. and Michaels Stores, Inc. (previously filed as Exhibit 4.4 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 30, 1993, SEC File No. 000-11822).

10.32
Third Amendment to Common Stock and Warrant Agreement, dated February 27, 1985, between First Dallas Investments-Michaels I, Ltd., The First Dallas Group, Ltd., Sam Wyly, Charles J. Wyly, Jr., and Michaels Stores, Inc. (previously filed as Exhibit 10.23 to Form S-1 (Registration No. 33-09456), filed by Registrant on October 14, 1986).

10.33
Amendment to Common Stock and Warrant Agreement, dated as of September 1, 1992, between Michaels Stores, Inc. and the other parties named therein (previously filed as Exhibit 4.8 to Form S-8 (Registration No. 33-54726), filed by Registrant on November 20, 1992).

21.1	Subsidiaries of Michaels Stores, Inc. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certifications of R. Michael Rouleau pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

MICHAELS STORES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The following consolidated financial statements of Michaels Stores, Inc. are included in response to Item 8:
      All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Michaels Stores, Inc.
We have audited the accompanying consolidated balance sheets of Michaels Stores, Inc. as of January 29, 2005 and January 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 29, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michaels Stores, Inc. at January 29, 2005 and January 31, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 29, 2005, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, in fiscal 2002, the Company changed its method of accounting for co-op advertising arrangements.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Michaels Stores, Inc.’s internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 6, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, TX
April 6, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders
Michaels Stores, Inc.
We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting (see Item 9A), that Michaels Stores, Inc. maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Michaels Stores, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Michaels Stores, Inc. maintained effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Michaels Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Michaels Stores, Inc. as of January 29, 2005 and January 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 29, 2005 and our report dated April 6, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, TX
April 6, 2005

MICHAELS STORES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	January 29,	January 31,
	2005	2004

ASSETS
Current assets:
Cash and equivalents	$535,852	$341,825
Short-term investments	50,379	—
Merchandise inventories	936,395	892,923
Prepaid expenses and other	26,613	29,198
Deferred income taxes	22,032	19,426

Total current assets	1,571,271	1,283,372

Property and equipment, at cost	913,174	808,230
Less accumulated depreciation	(506,193)	(420,313)

	406,981	387,917

Goodwill	115,839	115,839
Other assets	17,569	14,519

	133,408	130,358

Total assets	$2,111,660	$1,801,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$256,266	$172,708
Accrued liabilities and other	242,682	194,395
Income taxes payable	12,992	2,377

Total current liabilities	511,940	369,480

9 1/4% Senior Notes due 2009	200,000	200,000
Deferred income taxes	30,355	28,241
Other long-term liabilities	72,200	36,628

Total long-term liabilities	302,555	264,869

	814,495	634,349

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value, 2,000,000 shares authorized, none issued	-	-
Common Stock, $0.10 par value, 350,000,000 shares authorized; shares issued and outstanding of 135,726,717 at January 29, 2005 and 135,995,134 at January 31, 2004	13,573	13,600
Additional paid-in capital	451,449	489,110
Retained earnings	826,821	660,365
Accumulated other comprehensive income	5,322	4,223

Total stockholders’ equity	1,297,165	1,167,298

Total liabilities and stockholders’ equity	$2,111,660	$1,801,647

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)

	Fiscal Year

	2004	2003	2002

Net sales	$3,393,251	$3,091,256	$2,856,373
Cost of sales and occupancy expense	2,146,934	1,957,273	1,803,991

Gross profit	1,246,317	1,133,983	1,052,382
Selling, general, and administrative expense	898,445	823,161	773,944
Store pre-opening costs	8,357	8,071	8,644

Operating income	339,515	302,751	269,794
Interest expense	20,434	20,262	21,074
Other (income) and expense, net	(4,604)	(2,701)	(1,669)

Income before income taxes and cumulative effect of accounting change	323,685	285,190	250,389
Provision for income taxes	121,876	107,345	102,659

Income before cumulative effect of accounting change	201,809	177,845	147,730
Cumulative effect of accounting change for cooperative advertising allowances, net of income tax of $5,165	-	-	7,433

Net income	$201,809	$177,845	$140,297

Basic earnings per common share:
Income before cumulative effect of accounting change	$1.49	$1.32	$1.11
Cumulative effect of accounting change, net of income tax	-	-	0.06

Net income	$1.49	$1.32	$1.05

Diluted earnings per common share:
Income before cumulative effect of accounting change	$1.45	$1.27	$1.05
Cumulative effect of accounting change, net of income tax	-	-	0.06

Net income	$1.45	$1.27	$0.99

Dividends per common share	$0.26	$0.15	$-

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year

	2004	2003	2002

Operating activities:
Net income	$201,809	$177,845	$140,297
Adjustments:
Depreciation	88,876	83,472	78,927
Amortization	394	397	401
Non-cash charge for the cumulative effect of accounting change	-	-	12,598
Other	1,288	1,115	1,103
Changes in assets and liabilities:
Merchandise inventories	(43,472)	(83,505)	(107,707)
Prepaid expenses and other	2,585	(10,559)	3,081
Deferred income taxes and other	(3,942)	3,554	5,179
Accounts payable	83,558	77,944	(33,448)
Accrued liabilities and other	38,443	18,007	(3,281)
Income taxes payable	39,699	13,287	8,040
Other long-term liabilities	18,580	7,949	4,292

Net cash provided by operating activities	427,818	289,506	109,482

Investing activities:
Additions to property and equipment, net of landlord reimbursements	(90,906)	(103,110)	(108,909)
Purchases of short-term investments	(50,379)	—	—
Net proceeds from sales of property and equipment	133	105	830

Net cash used in investing activities	(141,152)	(103,005)	(108,079)

Financing activities:
Cash dividends paid to stockholders	(25,867)	(20,145)	-
Repurchase of Common Stock	(105,099)	(75,499)	(12,821)
Proceeds from stock options exercised	35,494	30,724	34,696
Proceeds from issuance of Common Stock and other	2,833	2,213	1,928
Payment of other long-term liabilities	-	-	(200)

Net cash (used in) provided by financing activities	(92,639)	(62,707)	23,603

Net increase in cash and equivalents	194,027	123,794	25,006
Cash and equivalents at beginning of period	341,825	218,031	193,025

Cash and equivalents at end of period	$535,852	$341,825	$218,031

Supplemental Cash Flow Information:
Cash paid for interest	$19,570	$19,173	$20,020

Cash paid for income taxes	$85,368	$85,894	$82,318

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Years Ended January 29, 2005
(In thousands except share data)

					Accumulated
					Other
			Additional		Comprehensive	Treasury
	Number of	Common	Paid-in	Retained	Income/	Stock,
	Shares	Stock	Capital	Earnings	(Loss)	at Cost	Total

Balance at February 2, 2002	131,394,786	$13,140	$452,665	$362,368	$(3,609)	$-	$824,564
Comprehensive income:
Net income	-	-	-	140,297	-	-	140,297
Foreign currency translation	-	-	-	-	1,432	-	1,432

Total comprehensive income							141,729
Exercise of stock options and other	4,322,638	432	36,191	-	-	-	36,623
Tax benefit from exercise of stock options	-	-	21,932	-	-	-	21,932
Acquisition of treasury stock	(784,200)	-	-	-	-	(12,821)	(12,821)
Retirement of treasury stock	-	(78)	(12,743)	-	-	12,821	-

Balance at February 1, 2003	134,933,224	13,494	498,045	502,665	(2,177)	-	1,012,027
Comprehensive income:
Net income	-	-	-	177,845	-	-	177,845
Foreign currency translation and other	-	-	-	-	6,400	-	6,400

Total comprehensive income							184,245
Exercise of stock options and other	5,361,510	536	32,401	-	-	-	32,937
Tax benefit from exercise of stock options	-	-	33,733	-	-	-	33,733
Dividends declared	-	-	-	(20,145)	-	-	(20,145)
Acquisition of treasury stock	(4,299,600)	-	-	-	-	(75,499)	(75,499)
Retirement of treasury stock	-	(430)	(75,069)	-	-	75,499	-

Balance at January 31, 2004	135,995,134	13,600	489,110	660,365	4,223	-	1,167,298
Comprehensive income:
Net income	-	-	-	201,809	-	-	201,809
Foreign currency translation and other	-	-	-	-	1,099	-	1,099

Total comprehensive income							202,908
Exercise of stock options and other	3,702,083	370	37,957	-	-	-	38,327
Tax benefit from exercise of stock options	-	-	29,084	-	-	-	29,084
Dividends declared	-	-	-	(35,353)	-	-	(35,353)
Acquisition of treasury stock	(3,970,500)	-	-	-	-	(105,099)	(105,099)
Retirement of treasury stock	-	(397)	(104,702)	-	-	105,099	-

Balance at January 29, 2005	135,726,717	$13,573	$451,449	$826,821	$5,322	$-	$1,297,165

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

Note 1.	Summary of Significant Accounting Policies
Description of Business
      Michaels Stores, Inc. (together with its subsidiaries, unless the text otherwise indicates) owns and operates a chain of specialty retail stores in 48 states and Canada featuring arts, crafts, framing, floral, decorative wall décor, and seasonal merchandise for the hobbyist and do-it-yourself home decorator. Our wholly-owned subsidiary, Aaron Brothers, Inc., operates a chain of framing and art supply stores located in 11 states. Recollections, our scrapbooking/ paper crafting retail concept, operates locations in Arizona, Maryland, and Texas. We also operate Star Decorators’ Wholesale Warehouse, with operations located in California, Georgia, and Texas, offering merchandise primarily to interior decorators/ designers, wedding/ event planners, florists, hotels, restaurants, and commercial display companies. In addition, we own and operate Artistree, a vertically integrated frame and moulding manufacturing operation that supplies moulding and framing to our Michaels and Aaron Brothers stores nationwide.
Fiscal Year
      We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. References to fiscal year mean the year in which that fiscal year began. Fiscal 2004 ended on January 29, 2005, fiscal 2003 ended on January 31, 2004, and fiscal 2002 ended on February 1, 2003, and each contained 52 weeks.
Adjustment of Stock Split
      All references to the number of shares of Common Stock and earnings per share amounts in this Annual Report on Form 10-K have been adjusted to retroactively reflect the two-for-one Common Stock split effected in the form of a stock dividend to stockholders of record as of the close of business on September 27, 2004.
Consolidation
      Our consolidated financial statements include the accounts of Michaels Stores, Inc. and all wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Foreign Currency Translation
      Translation adjustments result from translating our Canadian subsidiary’s financial statements into U.S. dollars. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income/ (loss) in our Consolidated Statements of Stockholders’ Equity. The cumulative translation adjustment is net of deferred taxes of $3.5 million.
Cash and Equivalents
      Cash and equivalents are comprised of highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. We record interest income earned from our cash and equivalents as a component of other income and expense, net, in our

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.	Summary of Significant Accounting Policies (continued)
financial statements. Interest income was $4.6 million, $2.0 million, and $1.7 million for fiscal 2004, 2003, and 2002, respectively.
Short-Term Investments
      Our investments, which consist of interests in a Massachusetts business trust, are classified as available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt & Equity Securities. The investment objective of the trust is to achieve higher current income and total returns than bank short-term investment funds and registered money market funds. The trust invests primarily in auction rate securities with auction reset periods of less than twelve months.
Merchandise Inventories
      We value our inventories at Michaels stores at the lower of cost or market as determined using a retail inventory method. Because we presently do not utilize perpetual inventory records to value inventory in our Michaels stores, we are required to perform complete physical inventories for a significant sample of stores at the end of each fiscal quarter to estimate ending inventories valued at retail for all Michaels stores to be used in our retail inventory model. Our sampling process is designed to count a selection of stores, which are representative of the size, age, and geographic location of the entire chain of stores. An actual physical count of merchandise is made by third party inventory counting service firms in substantially every store each fiscal year. We believe our sampling process results in a reasonable estimate of our retail inventory on hand at period end. In determining our cost of goods sold and ending inventory at cost, we utilize a single pool of inventory for our Michaels stores’ inventories. With the implementation of our new inventory system, we are currently evaluating whether information from our perpetual inventory records, which is now used only for operational purposes, could be used to value our inventory for accounting purposes. We currently plan to complete our evaluation by the end of fiscal 2005.
      Permanent markdown reserves are recorded in the period in which we determine that markdowns will need to be taken to sell certain merchandise. Prior to fiscal 2002, markdown reserves were generally determined based on retail counts of the affected merchandise on hand at a sample of stores. Beginning in the fourth quarter of fiscal 2002, markdown reserves were determined based on a sample of stores’ perpetual inventory records. In fiscal 2004 and going forward, markdown reserves are based on each store’s perpetual inventory records.
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
      We value the inventory in our manufacturing centers at the lower of cost or market, with cost determined using the weighted average cost method. We value inventories in our Star Wholesale operations using policies consistent with those of our retail concepts.
Property and Equipment
      Property and equipment is recorded at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. We expense repairs and maintenance costs as incurred. We capitalize

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.	Summary of Significant Accounting Policies (continued)
and depreciate significant renewals or betterments that substantially extend the life of the asset. Useful lives are generally estimated as follows (in years):

Buildings	30
Fixtures and equipment	8
Leasehold improvements	10
Computer equipment	5
Goodwill
      Under the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill, but instead perform annual (or, under certain circumstances, more frequent) impairment tests. We have performed the required impairment tests of goodwill and the tests have not resulted in an impairment charge. We use discounted cash flow models to determine the fair value of our reporting units for purposes of our annual impairment tests.
Impairment of Long-Lived Assets
      We periodically review long-lived assets for impairment by comparing the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss would be recognized during that period. The impairment loss is calculated as the difference between asset carrying values and the present value of estimated net cash flows or comparable market values, giving consideration to recent operating performance and pricing trends. In fiscal 2004, 2003, and 2002, we had no impairment losses related to long-lived assets.
Estimating Fair Value of Financial Instruments
      The $200 million of Senior Notes due 2009 have an estimated fair market value of $213.9 million as of January 29, 2005 based on dealer quotes.
Reserve for Closed Facilities
      We maintain a reserve for future rental obligations, carrying costs, and other closing costs related to closed facilities, primarily closed and relocated stores. Through the end of the third quarter of fiscal 2002, in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), our accounting policy was to record reserves for these obligations when management committed to closing or relocating a store or facility. Beginning in the fourth quarter of fiscal 2002, we adopted the provisions of SFAS No. 146, Costs Associated With Disposal Activities, and began recognizing exit costs for any store closures at the time the store is closed. While the adoption of SFAS No. 146 did not change our policy for calculating store closure reserves, it does change the timing of the recognition of the related expense in future periods.
      The cost of closing a store or facility is calculated based on management’s estimate of costs to exit the lease, which generally represents the lesser of the present value of future rental obligations remaining under the lease (less estimated sublease rental income) or the lease termination fee. Once a store has been identified for closure, we accelerate the remaining depreciation so the assets are fully depreciated at the date of closure.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.	Summary of Significant Accounting Policies (continued)
      The following is a detail of account activity related to closed facilities:

	Fiscal Year

	2004	2003	2002

	(in thousands)
Balance at beginning of fiscal year	$4,492	$10,171	$11,874
Additions (reductions) charged to costs and expenses	3,763	(973)	4,010
Payment of rental obligations and other	(1,486)	(4,706)	(5,713)

Balance at end of fiscal year	$6,769	$4,492	$10,171

Insurance Liabilities
      We use a combination of insurance and self-insurance for our workers’ compensation, general liability, and employee-related health care plans. We pay premiums for these coverages, a portion of which are paid by our associates for health care costs. In addition, under our self-insurance, we pay all claims up to the limits provided for in our contracts. Liabilities associated with these plans are actuarially estimated, giving consideration to historical claims experience and industry trends. In the event our insurance carriers are unable to pay claims submitted to them, we would record a liability for such estimated payments we expect to incur.
Revenue Recognition
      Revenue from sales of our merchandise is recognized at the time of the merchandise sale, excluding revenue from the sale of custom frames, which is recognized at the time of delivery. We allow for merchandise to be returned under most circumstances and provide a reserve for estimated returns.
      We record a gift card liability on the date we issue the gift card to the customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. We escheat the value of unredeemed gift cards where required by law. Any remaining liabilities not subject to escheat are evaluated to determine whether the obligation is adequate to provide for future redemptions of gift cards. To date, we have not recognized any revenues from expired or unredeemed gift cards in our consolidated financial statements.
Costs of Sales and Occupancy Expenses
      Included in our costs of sales are the following:

•	purchase price or cost of merchandise, net of vendor allowances and rebates,

•	inbound freight, inspection costs, and duties, and

•	warehousing and distribution costs (including internal transfer costs) and purchasing and receiving costs.
      These costs are included in merchandise inventories and expensed as the merchandise is sold.
      Included in our occupancy expenses are the following:

•	store expenses such as rent, insurance, taxes, common area maintenance, utilities, repairs and maintenance, and

•	amortization of store leasehold improvements.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.	Summary of Significant Accounting Policies (continued)
      We record rent expense ratably over the term of the lease beginning with the date we take possession of or control the physical access to the premises. We record leasehold improvement reimbursements as a liability and ratably accrete the liability as a reduction to rent expense over the lease term beginning with the date we take possession of or control the physical access to the premises.
      We recently reviewed our accounting policies and practices associated with property leases. Consistent with industry practices, we historically had reported straight line rental expense beginning on the earlier of the store opening date or the commencement date of the lease. This had the effect of excluding the pre-opening or build-out period of our stores from the calculation of the period over which we expensed rent. In addition, amounts received as tenant allowances were reflected in the balance sheet as a reduction to store leasehold improvement costs instead of classifying them as deferred lease credits.
      Following our review, we corrected our accounting policies such that we begin recording rent expense on the date we take possession of or control physical access to the premises. We also recognize tenant allowances as a liability and accrete the liability as a reduction to rent expense over the same period in which rent expense is calculated.
      As a result of these corrections, we recorded a non-cash, $12.8 million ($8.0 million, net of income tax) cumulative adjustment to earnings during the fourth quarter of fiscal 2004. We also increased our gross property and equipment balances by $34.8 million ($18.0 million, net of accumulated depreciation), our accrued liabilities by $1.7 million and other long-term liabilities by $29.1 million. The increase in gross property and equipment reflects the reclassification of tenant allowances to other long-term liabilities, which were previously reflected as a reduction of property and equipment. The increase in other long-term liabilities was to reflect the cumulative adjustment to the accrued rent balance and deferred lease credits related to tenant allowances. We reduced our long-term deferred income tax liability by $4.8 million primarily as a result of the cumulative adjustment to earnings. The adjustments did not impact historical or future net cash flows nor the timing of the payments under related leases. We believe that the new lease accounting policies will not have a material effect on future diluted earnings per share. Prior years’ financial statements were not restated as the impact of these issues was immaterial to previously reported results for any individual prior year.
Selling, General, and Administrative Costs
      Included in our selling, general, and administrative costs are store personnel costs, store operating expenses, advertising expenses, store depreciation expense, and corporate overhead costs.
      Advertising costs are expensed in the period in which the advertising first occurs. Our cooperative advertising allowances are accounted for as a reduction in the purchase price of merchandise since an obligation to advertise specific product does not exist in our cooperative advertising arrangements.
      Advertising expense was $148.4 million, $141.6 million, and $133.0 million for fiscal 2004, 2003, and 2002, respectively, and is included in selling, general, and administrative expense. See Note 2 of Notes to Consolidated Financial Statements.
Store Pre-Opening Costs
      We expense all start-up activity costs as incurred, which primarily include store pre-opening costs. Rent expense incurred prior to the store opening is recorded in cost of sales and occupancy expense on our consolidated income statement.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.	Summary of Significant Accounting Policies (continued)
Income Taxes
      We record income tax expense using the liability method for taxes and are subject to income tax in many jurisdictions, including the United States, various states and localities, and Canada. A current tax liability or asset is recognized for the estimated taxes payable or refundable on the tax returns for the current year and a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. If different assumptions had been used, our tax expense, assets, and liabilities could have varied from recorded amounts. If actual results differ from estimated results or if we adjust these assumptions in the future, we may need to adjust our deferred tax assets or liabilities, which could impact our effective tax rate.
Earnings Per Share
      The following table sets forth the computation of basic and diluted earnings per common share:

	Fiscal Year

	2004	2003	2002

	(In thousands except
	per share data)
Numerator:
Income before cumulative effect of accounting change	$201,809	$177,845	$147,730
Cumulative effect of accounting change, net of income tax	-	-	7,433

Net income	$201,809	$177,845	$140,297

Denominator:
Denominator for basic earnings per common share–weighted average shares	135,875	134,356	133,296
Effect of dilutive securities:
Employee stock options	3,141	5,502	7,804

Denominator for diluted earnings per common share–weighted average shares adjusted for dilutive securities	139,016	139,858	141,100

Basic earnings per common share:
Income before cumulative effect of accounting change	$1.49	$1.32	$1.11
Cumulative effect of accounting change, net of income tax	-	-	0.06

Net income	$1.49	$1.32	$1.05

Diluted earnings per common share:
Income before cumulative effect of accounting change	$1.45	$1.27	$1.05
Cumulative effect of accounting change, net of income tax	-	-	0.06

Net income	$1.45	$1.27	$0.99

      Our purchases and subsequent retirement of approximately 4.0 million shares of our Common Stock in fiscal 2004 reduced the weighted average shares outstanding by approximately 2.0 million shares for fiscal 2004. Our purchases and subsequent retirement of 4.3 million shares of our Common Stock in fiscal

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.	Summary of Significant Accounting Policies (continued)
2003 reduced the number of weighted average shares outstanding by approximately 2.0 million shares for fiscal 2003. Our purchases and subsequent retirement of 784,200 shares of our Common Stock in fiscal 2002 reduced the number of weighted average shares outstanding by approximately 404,264 shares for fiscal 2002.
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

	Fiscal Year

	2004	2003(1)	2002(1)(2)

	(In thousands except
	per share data)
Net income, as reported	$201,809	$177,845	$140,297
Stock-based employee compensation cost:
As if fair value method were applied, net of income tax	15,344	13,885	12,843

Pro forma net income	$186,465	$163,960	$127,454

Earnings per common share, as reported:
Basic	$1.49	$1.32	$1.05

Diluted	$1.45	$1.27	$0.99

Pro forma earnings per common share:
Basic	$1.37	$1.22	$0.96

Diluted	$1.35	$1.20	$0.93

Pro forma weighted average shares outstanding:
Basic	135,875	134,356	133,296
Diluted	138,077	136,953	137,040

(1)	The pro forma information for fiscal 2003 and 2002 has been revised based on the results of management’s review of prior years’ calculations, primarily due to the inclusion of actual forfeitures. The effects on the pro forma information resulting from the difference between previously reported stock-based employee compensation cost, net of tax, and the revised presentation are as follows: a decrease in stock-based employee compensation cost, net of tax, and a corresponding increase in pro forma net income of $2.8 million in fiscal 2003 and $1.5 million in fiscal 2002; an increase in pro forma diluted weighted average shares outstanding of 29 thousand in fiscal 2003 and a decrease of 464 thousand in fiscal 2002; an increase in pro forma basic earnings per share of $0.02 in both fiscal 2003 and 2002; and an increase in pro forma diluted earnings per share of $0.02 in fiscal 2003 and $0.01 in fiscal 2002.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.	Summary of Significant Accounting Policies (continued)

(2)	Fiscal 2002 net income includes the cumulative effect of the change in accounting principle, net of income tax, related to cooperative advertising allowances. See Note 2 of Notes to Consolidated Financial Statements.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. SFAS No. 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 123(R) to determine the impact on our consolidated operating results or financial position.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, as an amendment to ARB No. 43. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 151 to determine the impact on our consolidated operating results or financial position.
Reclassifications
      Certain reclassifications have been made to conform to the current year presentation.

Note 2.	Change in Accounting Principle
      In November 2002, the EITF reached consensus on Issue 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor. Issue 02-16 addresses the accounting for cash consideration received by a customer from a vendor (e.g., slotting fees, cooperative advertising payments, buydowns), rebates or refunds from a vendor that are payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period, and up-front nonrefundable cash consideration given by a vendor. Issue 02-16 is effective for new arrangements or modifications to existing arrangements entered into after December 31, 2002, although early adoption is permitted. We elected to adopt early, effective February 3, 2002, the provisions of Issue 02-16. Accordingly, in fiscal 2002, we recorded a cumulative effect of accounting change of $12.6 million ($7.4 million, net of income tax) for the impact of this adoption on prior fiscal years. This adoption also resulted in the reclassification of our cooperative advertising payments earned in fiscal 2002 from selling, general, and administrative expense to cost of sales and occupancy expense retroactively as of the beginning of fiscal 2002. The fiscal 2002 impact on income before cumulative effect of accounting change was immaterial.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3.	Detail of Certain Balance Sheet Accounts

	January 29,	January 31,
	2005	2004

	(in thousands)
Property and equipment:
Land and buildings	$1,619	$1,619
Fixtures and equipment	690,628	617,520
Leasehold improvements	220,927	170,914
Distribution center work in process	-	18,177

	$913,174	$808,230

Accrued liabilities and other:
Salaries, bonuses, and other payroll-related costs	$108,252	$79,947
Taxes, other than income and payroll	31,225	30,490
Rent and common area maintenance	10,243	7,080
Gift certificate and gift card liability	22,738	17,190
Property and general liability insurance	8,499	8,375
Deferred revenue	18,574	6,908
Dividend payable	9,486	-
Professional fees and litigation settlements	1,382	1,027
Other	32,283	43,378

	$242,682	$194,395

Note 4.	Debt
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
      We are in compliance with all terms and conditions of the Credit Agreement. During fiscal 2004 and 2003, we had no borrowings under our Credit Agreement. No borrowings were outstanding under the Credit Agreement as of January 29, 2005 or January 31, 2004. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4.     Debt (continued)
Agreement ($26.1 million as of January 29, 2005). The following table sets forth certain data related to borrowings under our Credit Agreement:

	Fiscal Year

	2004	2003	2002

Days of borrowings outstanding	-	-	123
Average outstanding borrowings (in thousands)	$-	$-	$81,811
Weighted average interest rate	-%	-%	2.8%

Note 5.	Income Taxes
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities as of the respective year-end balance sheets are as follows:

	Deferred Tax Asset (Liability)

	January 29, 2005		January 31, 2004

	Current	Noncurrent	Current	Noncurrent

	(In thousands)
Net operating loss, general business credit, and alternative minimum tax credit carryforwards	$-	$4,344	$-	$6,230
Accrued expenses	29,423	25,894	26,024	21,337
Other deferred tax assets	16,176	12,955	11,541	7,831
Valuation allowance	-	663	-	-
Depreciation and amortization	-	(62,474)	-	(54,384)
Translation adjustment	-	(3,510)	-	-
Other deferred tax liabilities	(23,567)	(8,227)	(18,139)	(9,255)

	$22,032	$(30,355)	$19,426	$(28,241)

Net deferred tax liabilities		$(8,323)		$(8,815)

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5.	Income Taxes (continued)
      The federal and state income tax provision is as follows:

	Fiscal Year

	2004	2003	2002(1)

	(In thousands)
Federal:
Current	$94,210	$81,760	$82,690
Deferred	(107)	9,801	5,827

Total federal income tax provision	94,103	91,561	88,517
State:
Current	19,018	11,378	8,506
Deferred	1,714	(2,335)	708

Total state income tax provision	20,732	9,043	9,214
International:
Current	9,140	6,551	-
Deferred	(2,099)	190	(237)

Total international income tax provision	7,041	6,741	(237)

Total income tax provision	$121,876	$107,345	$97,494

(1)	The total income tax provision for fiscal 2002 includes a provision of $102.7 million on income before the cumulative effect of a change in accounting principle and a tax benefit of $5.2 million resulting from the cumulative effect of a change in accounting principle.
      Reconciliation between the actual income tax provision and the income tax provision calculated by applying the federal statutory rate is as follows:

	Fiscal Year

	2004	2003	2002

	(In thousands)
Income tax provision at statutory rate	$113,290	$99,817	$83,227
State income taxes, net of federal income tax effect	13,476	5,878	6,109
Other	(4,890)	1,650	8,158

Total income tax provision	$121,876	$107,345	$97,494

      At January 29, 2005, we had state net operating loss carryforwards to reduce future taxable income of approximately $60.7 million expiring at various dates between fiscal 2005 and fiscal 2024. A valuation allowance of $663,000 was established in fiscal 2004 to reserve for state operating loss carryforwards, because we believe it is more likely than not that we will be unable to deduct these amounts. During fiscal 2003, we utilized our deferred tax assets related to foreign net operating losses, which had previously been reserved through a valuation allowance. The decrease in the valuation allowance was offset by amounts provided for United States federal income taxes owed for related foreign earnings.

Note 6.	Stockholders’ Equity
Stock-Based Compensation
      On July 23, 2001, our Board of Directors adopted our 2001 Employee Stock Option Plan authorizing the grant of options exercisable for up to 4.0 million shares of our Common Stock. In the second quarter of fiscal 2002, our Board of Directors amended and restated our 2001 Employee Stock Option Plan to

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6.	Stockholders’ Equity (continued)
authorize an additional 8.0 million shares of our Common Stock for the grant of options. The terms of our Amended and Restated 2001 Employee Stock Option Plan do not permit options under that plan to be granted to our executive officers and directors. As of January 29, 2005, options exercisable for up to approximately 4.4 million shares of Common Stock remain available for grant under our Amended and Restated 2001 Employee Stock Option Plan.
      The 2001 General Stock Option Plan was approved by our stockholders at our Annual Meeting of Stockholders on October 5, 2001. Our 2001 General Stock Option Plan authorizes the grant of options exercisable for up to 6.0 million shares of our Common Stock to our officers, directors, and employees, but we anticipate that options under this plan will be granted principally, if not exclusively, to our executive officers and directors who are not eligible for grants under our 2001 Employee Stock Option Plan. Proceeds from the exercise of stock options under our 2001 General Stock Option Plan are required to be used to repurchase shares of our own Common Stock under our current stock repurchase plan, except where not permitted by law or there is a compelling need to use the proceeds for other corporate purposes. As of January 29, 2005, options exercisable for up to approximately 5.0 million shares of Common Stock remain available for grant under our 2001 General Stock Option Plan.
      Certain of our employees and key advisors, including directors, may participate in the 1997 Stock Option Plan. As of January 29, 2005, options exercisable for up to approximately 300,000 shares of Common Stock remain available for grant under our 1997 Stock Option Plan.
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
      Pro forma information regarding net income and earnings per common share in Note 1 of Notes to Consolidated Financial Statements has been determined as if we had accounted for our employee stock options under the fair value method. The fair value for the options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Fiscal Year

	2004	2003	2002

Risk-free interest rates	2.88%	2.17%	2.53%
Dividend yield	1.06%	0.43%	0%
Expected volatility rates of our Common Stock	48.3%	64.9%	68.7%
Weighted average expected life of options (in years)	3.30	3.16	3.11
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

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6.	Stockholders’ Equity (continued)
      For fiscal 2004, 2003, and 2002, our stock option activity is summarized below:

	Fiscal Year

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Options	Price	of Options	Price	of Options	Price

	(In thousands except weighted average exercise price data)
Outstanding at beginning of year	12,240	$13.84	15,016	$10.50	16,458	$8.44
Granted	3,905	25.73	3,720	17.57	3,580	17.57
Exercised	(3,585)	10.95	(5,210)	7.62	(4,196)	8.26
Forfeited/expired	(999)	17.25	(1,286)	10.79	(826)	11.64

Outstanding at end of year	11,561	$18.46	12,240	$13.84	15,016	$10.50

Exercisable at end of year	5,417	$14.35	5,696	$11.51	7,528	$7.80
Weighted average fair value of options granted during the year		$8.92		$7.64		$8.34
      The following table summarizes information about stock options outstanding at January 29, 2005 (shares in thousands):

	Stock Options Outstanding			Exercisable Stock Options

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	of Shares	Life (Years)	Price	of Shares	Price

$6.08 - 10.25	204	1.9	$9.05	204	$9.05
10.44 - 10.50	2,624	1.6	10.48	2,624	10.48
10.51 - 16.95	392	2.9	13.71	90	13.35
17.05 - 17.66	3,854	3.1	17.40	1,691	17.29
18.00 - 24.69	1,017	3.2	21.38	588	20.50
25.59 - 30.25	3,470	4.5	25.89	220	26.59

	11,561	3.2	$18.46	5,417	$14.35

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6.	Stockholders’ Equity (continued)
Common Stock Repurchases
      On March 15, 2005, our Board of Directors authorized an additional repurchase plan for up to 3.0 million shares of our outstanding Common Stock. The following table sets forth information regarding our Common Stock repurchase plans as of January 29, 2005:

	Shares		Shares
	Authorized for	Shares	Available for
	Repurchase	Repurchased	Repurchase

December 5, 2000 repurchase plan (fixed portion)	4,000,000	(4,000,000)	-	(1)
December 5, 2000 repurchase plan (variable portion)	54,552	(54,551)	1	(2)
September 11, 2002 repurchase plan	2,000,000	(2,000,000)	-	(3)
June 18, 2003 repurchase plan	2,000,000	(2,000,000)	-	(4)
February 2, 2004 repurchase plan	5,000,000	(3,099,749)	1,900,251	(5)

(1)	On December 5, 2000, our Board of Directors authorized the repurchase of up to 4.0 million shares of our outstanding Common Stock. By later resolutions, our Board of Directors provided that proceeds of the exercise of options under our 2001 General Stock Option Plan may be used to repurchase shares under the 2000 repurchase plan and that the maximum number of shares authorized to be repurchased under the 2000 repurchase plan may be increased to the extent necessary to so use the proceeds from such option exercises. As of April 2003, we had repurchased and subsequently retired a total of 4.0 million shares under the 2000 repurchase plan at an average price of $11.13 per share and, as a result, we have used the entire fixed portion of the authority originally provided in the 2000 repurchase plan.
(2)	In fiscal 2004, we repurchased and subsequently retired 54,551 shares of our Common Stock at an average price of $27.03 per share using proceeds from exercises of stock options granted under the 2001 General Stock Option Plan that were exercised in fiscal 2004.
(3)	As of January 2004, we repurchased and subsequently retired the 2.0 million shares of our Common Stock authorized under the 2002 repurchase plan at an average price of $17.73 per share and, as a result, we have used the entire authority originally provided in the 2002 repurchase plan.
(4)	In fiscal 2003, we repurchased and subsequently retired approximately 1.2 million shares of our Common Stock authorized under the 2003 repurchase plan at an average price of $21.55 per share. In fiscal 2004, we repurchased and subsequently retired 816,200 shares of our Common Stock authorized under the 2003 repurchase plan at an average price of $24.34 per share and, as a result, we have used the entire authority originally provided in the 2003 repurchase plan.
(5)	In fiscal 2004, we repurchased and subsequently retired approximately 3.1 million shares of our Common Stock authorized to be repurchased under the 2004 repurchase plan at an average price of $27.02 per share and, as a result, we have 1,900,251 shares available for repurchase under the plan as of January 29, 2005.
      Under the agreements governing our outstanding indebtedness, we can only repurchase shares of our Common Stock if we maintain or comply with specified financial ratios and other covenants. We may also be restricted by regulations of the Securities and Exchange Commission from making future repurchases during certain time periods.

Note 7.	Retirement Plans
      We sponsor a 401(k) Savings Plan for our eligible employees and certain of our subsidiaries. Participation in the 401(k) Savings Plan is voluntary and available to any employee who is 21 years of age and has completed 500 hours of service in a six-month eligibility period. Participants may elect to

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 7.     Retirement Plans (continued)
contribute up to 15% of their considered compensation on a pre-tax basis and up to 10% on an after-tax basis. In accordance with the provisions of the 401(k) Savings Plan, we make a matching cash contribution to the account of each participant in an amount equal to 50% of the participant’s pre-tax contributions that do not exceed 6% of the participant’s considered compensation for the year. Matching contributions, and the actual earnings thereon, vest to the participants based on years of continuous service, with 100% vesting after three years. Our matching contribution expense, net of forfeitures, was $2.2 million, $1.9 million, and $2.1 million for fiscal 2004, 2003, and 2002, respectively.
      We also sponsor the Michaels Stores, Inc. Deferred Compensation Plan to provide eligible employees, directors, and certain consultants the opportunity to defer receipt of current compensation. The amount of compensation deferred by each participant electing to participate in the Deferred Compensation Plan is determined in accordance with the terms of the Deferred Compensation Plan, based on elections by the plan participants and paid in accordance with the terms of the Deferred Compensation Plan. We provide matching cash contributions equal to 50% of the participant’s pre-tax contributions that do not exceed 6% of the participant’s considered compensation deferred under the Deferred Compensation Plan, reduced by the matching contributions credited to the participant under our 401(k) Savings Plan. Our matching contribution expense was $423,000, $414,000, and $374,000 for fiscal 2004, 2003, and 2002, respectively. Deferred amounts and matching contributions are deposited each pay period in a trust that qualifies as a grantor trust under the Internal Revenue Code of 1986, as amended. The funds are invested in individual participant life insurance contracts. We own these contracts and are co-beneficiaries with the participant’s designee. Participants must elect investments for their deferrals and matching contributions from a variety of hypothetical benchmark funds. The return on the underlying investments determines the amount of earnings and losses that increase or decrease the participant’s account. Amounts deferred, matching contributions, and earnings and losses are 100% vested. Our obligations under the Deferred Compensation Plan are unsecured general obligations and rank equally with our other unsecured general creditors.

Note 8.	Commitments and Contingencies
Commitments
      We operate stores and use distribution centers, office facilities, and equipment that are generally leased under non-cancelable operating leases, the majority of which provide for renewal options. Future minimum annual rental commitments for all non-cancelable operating leases as of January 29, 2005 are as follows (in thousands):

For the Fiscal Year:
2005	264,775
2006	257,856
2007	245,724
2008	223,582
2009	194,116
Thereafter	597,125

Total minimum rental commitments	$1,783,178

      Rental expense applicable to non-cancelable operating leases was $243.5 million, $225.0 million, and $206.3 million in fiscal 2004, 2003, and 2002, respectively.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8.     Commitments and Contingencies (continued)
Stockholder Class Actions
      On various dates between February 4, 2003 and March 25, 2003, 10 purported class action lawsuits were filed in the United States District Court for the Northern District of Texas, Dallas Division, against Michaels Stores, Inc. and certain of the current and former directors and officers of Michaels. All of these lawsuits have been consolidated. The suits assert various claims under Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934 related to actions prior to Michaels’ announcement on November 7, 2002, that, among other things, it had revised its outlook for the fourth fiscal quarter of 2002, adjusting downward its guidance for annual earnings per diluted share. The consolidated complaint charges that, prior to that announcement, Michaels and certain of the other defendants made misrepresentations and failed to disclose negative information about the financial condition of Michaels while the individual defendants were selling shares of Michaels Common Stock. We believe these claims are without merit and will vigorously contest them. We are unable to estimate a range of possible loss, if any, in these claims.
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

Note 9.	Concentration of Credit Risk
      We invest the majority of our cash and equivalents and short-term investments in money market funds and trusts which are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other financial or government institution. We also deposit a portion of our cash and equivalents with numerous federally-insured financial institutions, the balances of which often exceed $100,000. The Federal Deposit Insurance Corporation insures each account up to a maximum of $100,000 of the aggregate account balance with each institution. We believe counterparty default risk is low as we only use financial institutions with investment grade ratings or funds and trusts which invest in securities with investment grade ratings and that possess the necessary liquidity to satisfy our redemption needs.

Note 10.	Segments and Geographic Information
      We consider our Michaels, Aaron Brothers, and Recollections stores and our Star Decorators Wholesale Warehouse operations to be our operating segments for purposes of determining reportable segments based on the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. We determined that our Michaels and Aaron Brothers operating segments have similar economic characteristics and meet the aggregation criteria set forth in paragraph 17 of SFAS No. 131. With regard to our Aaron Brothers operating segment, we determined that it did not meet the quantitative thresholds for separate disclosure set forth in SFAS No. 131. We also determined that individually, and in the aggregate, the Recollections stores and Star Decorators’ Wholesale Warehouse operations were immaterial for segment reporting purposes. Therefore, we combine all operating segments into one reporting segment.
      The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 10.     Segments and Geographic Information (continued)
      Our sales, operating income, and assets by country are as follows:

		Operating
	Net Sales	Income	Total Assets

	(In thousands)
Fiscal 2004:
United States	$3,216,152	$311,819	$2,047,043
Canada	177,099	27,696	64,617

Consolidated total	$3,393,251	$339,515	$2,111,660

Fiscal 2003:
United States	$2,945,629	$280,652	$1,740,710
Canada	145,627	22,099	60,937

Consolidated total	$3,091,256	$302,751	$1,801,647

Fiscal 2002:
United States	$2,746,585	$255,366	$1,510,986
Canada	109,788	14,428	49,987

Consolidated total	$2,856,373	$269,794	$1,560,973

      Canada’s operating income includes allocations of permanent markdown reserves, corporate overhead, and amounts related to our distribution and Artistree operations. We present assets based on their physical, geographic location. Certain assets located in the United States are also used to support our Canadian operations, but we do not allocate these assets or their associated expenses to Canada.

Note 11.	Subsequent Event
      Subsequent to the end of our fiscal year, we were informed by Charles J. Wyly, Jr. and Sam Wyly, who are, respectively, our Chairman and Vice Chairman of the Board of Directors, that they have filed a report with the Securities and Exchange Commission under Section 13 of the Securities Exchange Act of 1934 with respect to Michaels securities held by certain non-U.S. trusts and subsidiaries. We understand that Charles Wyly and Sam Wyly and certain of their family members are direct or contingent beneficiaries of certain of those trusts. According to this report, Charles Wyly and Sam Wyly may be deemed the beneficial owners in the aggregate as of March 31, 2005 of 10,868,352 shares of Common Stock or 7.9% of the outstanding Common Stock. As a result of this filing by the Wylys, we will reflect the updated ownership position for the Wylys in our proxy statement for the 2005 annual meeting of stockholders.
      It is possible that purchases and sales of Michaels securities by the trusts or their subsidiaries may have resulted in “short-swing” profits under Section 16 of the Securities Exchange Act of 1934. Pursuant to Section 16, Charles Wyly and Sam Wyly will reimburse us for those profits, if any. Any resulting impact will not affect our previously reported consolidated statement of income or adversely affect our consolidated balance sheet.

MICHAELS STORES, INC.
UNAUDITED SUPPLEMENTAL QUARTERLY FINANCIAL DATA
(In thousands except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2004:
Net sales	$725,852	$682,934	$799,905	$1,184,560
Cost of sales and occupancy expense	465,628	425,628	504,236	751,442
Gross profit	260,224	257,306	295,669	433,118
Selling, general, and administrative expense	205,701	207,158	220,489	265,097
Operating income	52,040	47,505	72,772	167,198
Net income	29,332	26,746	42,488	103,243
Earnings per common share:
Basic	$0.21	$0.20	$0.31	$0.76
Diluted	$0.21	$0.19	$0.31	$0.75
Common shares used in per share calculation:
Basic	136,562	136,304	135,550	135,086
Diluted	139,692	139,280	138,796	138,295

Fiscal 2003:
Net sales	$656,388	$616,516	$755,246	$1,063,106
Cost of sales and occupancy expense	420,548	382,788	479,471	674,466
Gross profit	235,840	233,728	275,775	388,640
Selling, general, and administrative expense	194,594	186,673	208,474	233,420
Operating income	39,493	45,465	63,599	154,194
Net income	20,814	24,262	38,208	94,561
Earnings per common share before the cumulative effect of accounting change:
Basic	$0.16	$0.18	$0.28	$0.70
Diluted	$0.15	$0.17	$0.27	$0.68
Common shares used in per share calculation:
Basic	134,164	133,346	134,622	135,288
Diluted	138,306	139,766	141,698	139,662

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 8, 2005

MICHAELS STORES, INC.

By:	/s/ R. Michael Rouleau

R. Michael Rouleau
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Charles J. Wyly Charles J. Wyly	Chairman of the Board of Directors	April 8, 2005

/s/ Sam Wyly Sam Wyly	Vice Chairman of the Board of Directors	April 8, 2005

/s/ R. Michael Rouleau R. Michael Rouleau	President and Chief Executive Officer (Principal Executive Officer)	April 8, 2005

/s/ Jeffrey N. Boyer Jeffrey N. Boyer	Executive Vice President–Chief Financial Officer (Principal Financial and Accounting Officer)	April 8, 2005

/s/ Richard E. Hanlon Richard E. Hanlon	Director	April 8, 2005

/s/ Richard C. Marcus Richard C. Marcus	Director	April 8, 2005

/s/ Liz Minyard Liz Minyard	Director	April 8, 2005

/s/ Cece Smith Cece Smith	Director	April 8, 2005

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Michaels Stores, Inc., as amended (previously filed as Exhibit 3.1 to Form 8-K, filed by Registrant on July 7, 2004, SEC File No. 001-09338).
3.2
Certificate of Amendment to the Restated Certificate of Incorporation of Michaels Stores, Inc. (previously filed as Exhibit 3.2 to Form 8-K, filed by Registrant on July 7, 2004, SEC File No. 001-09338).

3.3
Certificate of Amendment to the Restated Certificate of Incorporation of Michaels Stores, Inc. (previously filed as Exhibit 3.3 to Form 8-K, filed by Registrant on July 7, 2004, SEC File No. 001-09338).

3.4
Certificate of Amendment to the Restated Certificate of Incorporation of Michaels Stores, Inc. (previously filed as Exhibit 3.4 to Form 8-K, filed by Registrant on July 7, 2004, SEC File No. 001-09338).

3.5	Amended and Restated Bylaws of Michaels Stores, Inc. (previously filed as Exhibit 3.5 to Form 8-K, filed by Registrant on July 7, 2004, SEC File No. 001-09338).
4.1	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to Form 10-K for the year ended February 1, 2003, filed by Registrant on April 11, 2003, SEC File No. 001-09338).
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

10.5	Fourth Amendment to the Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated effective August 1, 1999, dated as of January 1, 2004 (filed herewith).*
10.6	Michaels Stores, Inc. Amended and Restated 1997 Employees Stock Purchase Plan (previously filed as Exhibit 99.2 to Form 8-K, filed by Registrant on February 1, 2002, SEC File No. 001-09338).*
10.7	Michaels Stores, Inc. Amended and Restated 1997 Stock Option Plan (previously filed as Exhibit 99.1 to Form 8-K filed by the Registrant on July 24, 2003, SEC File No. 001-09338).*
10.8	Michaels Stores, Inc. Second Amended and Restated 2001 Employee Stock Option Plan (previously filed as Exhibit 99.3 to Form 8-K filed by the Registrant on July 24, 2003, SEC File No. 001-09338).*
10.9	Second Amended and Restated 2001 General Stock Option Plan (previously filed as Exhibit 10.1 to Form 8-K filed by the Registrant on September 28, 2004, SEC File No. 001-09338).*
10.10
Michaels Stores, Inc. Deferred Compensation Plan, as amended and restated effective as of July 18, 2003 (previously filed as Exhibit 99.4 to Form 8-K filed by the Registrant on July 24, 2003, SEC File No. 001-09338).*

Exhibit
Number	Description of Exhibit

10.11
Form of Fiscal Year 2004 Bonus Plan for President and Chief Executive Officer (previously filed as Exhibit 10.1 to Form 10-Q for period ended May 1, 2004, filed by the Registrant on June 9, 2004, SEC File No. 001-09338).*

10.12
Form of Fiscal Year 2004 Bonus Plan for President–Michaels Stores Group/ Corporate Executive Vice Presidents (previously filed as Exhibit 10.2 to Form 10-Q for period ended May 1, 2004, filed by the Registrant on June 9, 2004, SEC File No. 001-09338).*

10.13
Form of Fiscal Year 2004 Bonus Plan for Executive Vice President–Store Operations (previously filed as Exhibit 10.3 to Form 10-Q for period ended May 1, 2004, filed by the Registrant on June 9, 2004, SEC File No. 001-09338).*

10.14	Form of Fiscal Year 2004 Bonus Plan for Executive Vice President–General Merchandise Manager (filed herewith).*
10.15
Form of Employment Agreement between Michaels Stores, Inc. and Douglas B. Sullivan (previously filed as Exhibit 10.5 to Form 10-K for the year ended January 31, 1998, filed by Registrant on May 1, 1998, SEC File No. 000-11822).*

10.16
Amended and Restated Employment Agreement between Michaels Stores, Inc. and R. Michael Rouleau, dated July 7, 2004 (previously filed as Exhibit 10.1 to Form 10-Q for period ended July 31, 2004, filed by Registrant on September 1, 2004, SEC File No. 001-09338).*

10.17	Separation Agreement and Release, dated July 28, 2004, between Ronald Staffieri and Michaels Stores, Inc. (filed herewith).*
10.18	Description of Compensation Regarding Company Car for R. Michael Rouleau (filed herewith).*
10.19	Description of Compensation Regarding Company Car for Charles J. Wyly, Jr. (filed herewith).*
10.20	Description of Compensation of Directors (filed herewith).*
10.21
Form of Director Indemnification Agreement between Michaels Stores, Inc. and certain directors of the Registrant (previously filed as Exhibit 10.2 to Form 10-Q for period ended November 1, 2003, filed by Registrant on December 16, 2003, SEC File No. 001-09338).

10.22
Form of Officer Indemnification Agreement between Michaels Stores, Inc. and certain officers of the Registrant (previously filed as Exhibit 10.3 to Form 10-Q for period ended November 1, 2003, filed by Registrant on December 16, 2003, SEC File No. 001-09338).

10.23
Term Lease Master Agreement between IBM Credit Corporation as Lessor and Michaels Stores, Inc. as Lessee (previously filed as Exhibit 10.18 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).

10.24
Revolving Credit Agreement, dated as of May 1, 2001, between Michaels Stores, Inc. and Fleet National Bank and the other lenders named therein (previously filed as Exhibit 10.1 to Form 10-Q for period ended May 5, 2001, filed by Registrant on June 19, 2001, SEC File No. 000-11822).

10.25
First Amendment and Consent to Revolving Credit Agreement, dated as of December 31, 2001, among Michaels Stores, Inc., Fleet National Bank, and the other lenders named therein (previously filed as Exhibit 10.16 to Form 10-K for the year ended February 2, 2002, filed by Registrant on April 12, 2002, SEC File No. 001-09338).

10.26
Second Amendment and Consent to Revolving Credit Agreement, dated as of December 31, 2003, among Michaels Stores, Inc., Fleet National Bank, and the other lenders named therein (previously filed as Exhibit 10.20 to Form 10-K for the year ended January 31, 2004, filed by Registrant on April 2, 2004, SEC File No. 001-09338).

10.27
Third Amendment and Consent to Revolving Credit Agreement, dated as of October 6, 2004, among Michaels Stores, Inc., Fleet National Bank, and the other lenders named therein (previously filed as Exhibit 10.4 to Form 10-Q for the period ended October 30, 2004, filed by Registrant on December 7, 2004, SEC File No. 001-09338).

10.28
Option Agreement, dated as of December 23, 1996, between Michaels Stores, Inc. and Elegance Limited (previously filed as Exhibit 10.29 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).

Exhibit
Number	Description of Exhibit

10.29
Common Stock and Warrant Agreement, dated as of October 16, 1984, between Michaels Stores, Inc. and Peoples Restaurants, Inc., including form of Warrant (previously filed as Exhibit 4.2 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 30, 1993, SEC File No. 000-11822).

10.30
First Amendment to Common Stock and Warrant Agreement, dated October 31, 1984, between The First Dallas Group, Ltd. and Michaels Stores, Inc. (previously filed as Exhibit 4.3 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 30, 1993, SEC File No. 000- 11822).

10.31
Second Amendment to Common Stock and Warrant Agreement, dated November 28, 1984, between First Dallas Investments-Michaels I, Ltd. and Michaels Stores, Inc. (previously filed as Exhibit 4.4 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 30, 1993, SEC File No. 000-11822).

10.32
Third Amendment to Common Stock and Warrant Agreement, dated February 27, 1985, between First Dallas Investments-Michaels I, Ltd., The First Dallas Group, Ltd., Sam Wyly, Charles J. Wyly, Jr., and Michaels Stores, Inc. (previously filed as Exhibit 10.23 to Form S-1 (Registration No. 33-09456), filed by Registrant on October 14, 1986).

10.33
Amendment to Common Stock and Warrant Agreement, dated as of September 1, 1992, between Michaels Stores, Inc. and the other parties named therein (previously filed as Exhibit 4.8 to Form S-8 (Registration No. 33-54726), filed by Registrant on November 20, 1992).

21.1	Subsidiaries of Michaels Stores, Inc. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certifications of R. Michael Rouleau pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.