Form 10-Q
period 2005-04-30
MICHAELS STORES INC
filed 2005-06-09
CIK 740670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑          No ☐
      Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Shares Outstanding as of
Title	June 6, 2005

Common Stock, par value $.10 per share	135,587,110

MICHAELS STORES, INC.
FORM 10-Q
 Part I—FINANCIAL INFORMATION

MICHAELS STORES, INC.
Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
MICHAELS STORES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	April 30,	January 29,	May 1,
	2005	2005	2004

ASSETS
Current assets:
Cash and equivalents	$558,546	$535,852	$381,352
Short-term investments	—	50,379	—
Merchandise inventories	964,177	936,395	906,655
Prepaid expenses and other	26,999	26,613	40,031
Deferred income taxes	22,027	22,032	20,990

Total current assets	1,571,749	1,571,271	1,349,028

Property and equipment, at cost	936,091	913,174	825,928
Less accumulated depreciation	(525,555)	(506,193)	(434,257)

	410,536	406,981	391,671

Goodwill	115,839	115,839	115,839
Other assets	17,434	17,569	14,850

	133,273	133,408	130,689

Total assets	$2,115,558	$2,111,660	$1,871,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$269,684	$256,266	$214,454
Accrued liabilities and other	227,053	242,682	190,040
Income taxes payable	6,155	12,992	—

Total current liabilities	502,892	511,940	404,494

9 1/4% Senior Notes due 2009	200,000	200,000	200,000
Deferred income taxes	26,848	30,355	28,241
Other long-term liabilities	79,359	72,200	38,184

Total long-term liabilities	306,207	302,555	266,425

	809,099	814,495	670,919

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.10 par value, 2,000,000 shares authorized; none issued	—	—	—
Common Stock, $0.10 par value, 350,000,000 shares authorized; shares issued and outstanding of 135,293,468 at April 30, 2005, 135,726,717 at January 29, 2005, and 137,173,338 at May 1, 2004	13,529	13,573	13,717
Additional paid-in capital	420,954	451,449	503,684
Retained earnings	863,800	826,821	681,477
Accumulated other comprehensive income	8,176	5,322	1,591

Total stockholders’ equity	1,306,459	1,297,165	1,200,469

Total liabilities and stockholders’ equity	$2,115,558	$2,111,660	$1,871,388

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Quarter Ended

	April 30,	May 1,
	2005	2004

Net sales	$821,016	$725,852
Cost of sales and occupancy expense	516,336	465,628

Gross profit	304,680	260,224
Selling, general, and administrative expense	224,470	205,701
Store pre-opening costs	2,739	2,483

Operating income	77,471	52,040
Interest expense	5,090	5,328
Other (income) and expense, net	(2,680)	(789)

Income before income taxes	75,061	47,501
Provision for income taxes	28,528	18,169

Net income	$46,533	$29,332

Earnings per common share:
Basic	$0.34	$0.21

Diluted	$0.33	$0.21

Dividends per common share	$0.07	$0.06

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarter Ended

	April 30,	May 1,
	2005	2004

Operating activities:
Net income	$46,533	$29,332
Adjustments:
Depreciation	23,680	21,678
Amortization	99	98
Other	254	291
Changes in assets and liabilities:
Merchandise inventories	(27,782)	(13,732)
Prepaid expenses and other	(386)	(10,833)
Deferred income taxes and other	(3,446)	(461)
Accounts payable	13,418	41,746
Accrued liabilities and other	(12,614)	(6,660)
Income taxes payable	512	3,588
Other long-term liabilities	6,982	1,380

Net cash provided by operating activities	47,250	66,427

Investing activities:
Additions to property and equipment	(27,488)	(25,834)
Purchases of short-term investments	(226)	—
Sales of short-term investments	50,605	—
Net proceeds from sales of property and equipment	—	9

Net cash provided by (used in) investing activities	22,891	(25,825)

Financing activities:
Cash dividends paid to stockholders	(9,559)	(8,220)
Repurchase of Common Stock	(52,363)	(7,798)
Proceeds from stock options exercised	13,262	14,236
Proceeds from issuance of Common Stock and other	1,213	707

Net cash used in financing activities	(47,447)	(1,075)

Net increase in cash and equivalents	22,694	39,527
Cash and equivalents at beginning of period	535,852	341,825

Cash and equivalents at end of period	$558,546	$381,352

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended April 30, 2005
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
      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other items, as disclosed) considered necessary for a fair presentation have been included. Because of the seasonal nature of our business, the results of operations for the quarter ended April 30, 2005 are not indicative of the results to be expected for the entire year.
      The balance sheet at January 29, 2005 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form  10-K for the fiscal year ended January 29, 2005.
      Share and per share data (except par value) presented for all periods reflect the effect of a two-for-one Common stock split, which was effected in the form of a stock dividend on October 12, 2004, to stockholders of record as of the close of business on September 27, 2004.
      All references herein to “fiscal 2005” relate to the 52 weeks ending January 28, 2006 and all references to “fiscal 2004” relate to the 52 weeks ended January 29, 2005. In addition, all references herein to “the first quarter of fiscal 2005” relate to the 13 weeks ended April 30, 2005 and all references to “the first quarter of fiscal 2004” relate to the 13 weeks ended May 1, 2004.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Quarter Ended April 30, 2005
(Unaudited)
Note 2.     Earnings per Share
      The following table sets forth the computation of basic and diluted earnings per common share:

	Quarter Ended

	April 30,	May 1,
	2005	2004

	(In thousands, except per
	share data)
Numerator:
Net income	$46,533	$29,332

Denominator:
Denominator for basic earnings per common share-weighted average shares	136,018	136,562
Effect of dilutive securities:
Employee stock options	3,215	3,130

Denominator for diluted earnings per common share-weighted average shares adjusted for dilutive securities	139,233	139,692

Earnings per common share:
Basic	$0.34	$0.21

Diluted	$0.33	$0.21

      Our purchase and subsequent retirement of 1.5 million shares of our Common Stock in the first quarter of fiscal 2005 reduced the number of weighted average shares outstanding by 239,000 shares for the first quarter of fiscal 2005. In addition, our purchase and subsequent retirement of 312,800 shares of our Common Stock in the first quarter of fiscal 2004 reduced the number of weighted average shares outstanding by 5,000 shares for the first quarter of fiscal 2004.

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
For the Quarter Ended April 30, 2005
(Unaudited)

Note 3.	Stock-Based Compensation (Continued)
For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting periods. Our pro forma information is as follows:

	Quarter Ended

	April 30,	May 1,
	2005	2004 (1)

	(In thousands, except per
	share data)
Net income, as reported	$46,533	$29,332
Stock-based employee compensation cost:
As if the fair value method were applied, net of income tax	2,776	2,598

Pro forma net income	$43,757	$26,734

Earnings per common share, as reported:
Basic	$0.34	$0.21

Diluted	$0.33	$0.21

Pro forma earnings per common share:
Basic	$0.32	$0.20

Diluted	$0.32	$0.19

Pro forma weighted average shares outstanding:
Basic	136,018	136,562
Diluted	138,435	138,680

(1)	The pro forma information for the quarter ended May 1, 2004 was revised based on the results of management’s review of prior years’ calculations. The impacts to the pro forma information resulting from the difference between previously reported stock-based employee compensation cost, net of tax, and the revised presentation are as follows: a decrease in stock-based employee compensation cost, net of tax, and a corresponding increase in pro forma net income of $791,000; an increase in pro forma diluted weighted average shares outstanding of 48 thousand; and an increase in pro forma basic earnings per share of $0.01.
Note 4.     Debt
9 1/4% Senior Notes due 2009
      In 2001, we issued $200 million in principal amount of 9 1/4% Senior Notes due July 1, 2009, which are unsecured and interest thereon is payable semi-annually on each January 1 and July 1. The Senior Notes due 2009 are first callable, in part or in full, in July 2005. The terms and conditions of the Senior Notes due 2009 require us to comply with certain covenants, which primarily limit certain activities, including, among other things, levels of indebtedness, investments, payments of dividends, Common Stock repurchases, mergers and acquisitions, and sales of assets. We are in compliance with all terms and conditions of the Senior Notes due 2009.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Quarter Ended April 30, 2005
(Unaudited)
Note 4.     Debt (Continued)
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
      We are in compliance with all terms and conditions of the Credit Agreement. No borrowings were outstanding under our Credit Agreement as of April 30, 2005, January 29, 2005, or May 1, 2004. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit Agreement ($21.2 million as of April 30, 2005).
Note 5.     Comprehensive Income
      Our comprehensive income is as follows:

	Quarter Ended

	April 30,	May 1,
	2005	2004

	(In thousands)
Net income	$46,533	$29,332
Other comprehensive income (loss):
Foreign currency translation adjustment and other	2,854	(2,632)

Comprehensive income	$49,387	$26,700

Note 6.	Legal Proceedings
Stockholder Class Actions
      On various dates between February 4, 2003 and March 25, 2003, 10 purported class action lawsuits were filed in the United States District Court for the Northern District of Texas, Dallas Division, against Michaels Stores, Inc. and certain of the current and former directors and officers of Michaels. All of these lawsuits have been consolidated. The suits assert various claims under Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934 related to actions prior to Michaels’ announcement on November 7, 2002, that, among other things, it had revised its outlook for the fourth fiscal quarter of 2002, adjusting downward its guidance for annual earnings per diluted share. The consolidated complaint charges that, prior to that announcement, Michaels and certain of the other defendants made misrepresentations and failed to disclose negative information about the financial condition of Michaels while the individual defendants were selling shares of Michaels common stock. On December 10, 2004, the Court granted the defendants’ motion to dismiss the consolidated complaint, dismissing certain allegations supporting the claims with prejudice. For those allegations that were not dismissed with prejudice, the Court allowed the plaintiffs to amend, which they did on January 14, 2005. In that amended consolidated complaint, the plaintiffs added a claim under Section 20A of the Securities Exchange Act of 1934 and repled their Sections 10(b) and 20(a) claims based on allegations similar to those in the original consolidated complaint. After the defendants moved to

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Quarter Ended April 30, 2005
(Unaudited)
Note 6.                             Legal Proceedings (Continued)
dismiss the amended consolidated complaint, the plaintiffs filed a notice of voluntary dismissal May 13, 2005. The Court issued an order on May 18, 2005 dismissing the case in its entirety without prejudice.
Derivative Claims
      On March 21, 2003, Julie Fathergill filed a purported stockholder derivative action, which is pending in the 192nd District Court for Dallas County, Texas. The lawsuit names certain former and current officers and directors, including all of Michaels’ current directors, as individual defendants and Michaels as a nominal defendant. In this derivative action, the plaintiff makes allegations of fact similar to those made in the purported securities class actions described above. The plaintiff asserts claims against the individual defendants for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. All of these claims are asserted derivatively on behalf of Michaels. We believe these claims are without merit and will vigorously oppose them.
      On September 11, 2003, Leo J. Dutil filed a purported stockholder derivative action, which is pending in the United States District Court for the Northern District of Texas, Dallas Division. The lawsuit names certain former and current officers and directors as individual defendants and Michaels as a nominal defendant. In this derivative action, the plaintiff makes allegations of fact similar to those made in the purported stockholder class actions and the Fathergill derivative lawsuit described above. The plaintiff asserts claims against the individual defendants for breach of fiduciary duty, misappropriation of confidential information, and contribution and indemnification. All of these claims are asserted derivatively on behalf of Michaels. We believe these claims are without merit and will vigorously oppose them.
Cotton Claim
      On December 20, 2002, James Cotton, a former store manager of Michaels of Canada, ULC, our wholly-owned subsidiary, and Suzette Kennedy, a former assistant manager of Michaels of Canada, commenced a proposed class proceeding against Michaels of Canada and Michaels Stores, Inc. on behalf of themselves and current and former employees employed in Canada. The Cotton claim was filed in the Ontario Superior Court of Justice and alleges that the defendants violated employment standards legislation in Ontario and other provinces and territories of Canada by failing to pay overtime compensation as required by that legislation. The Cotton claim also alleges that this conduct was in breach of the contracts of employment of those individuals. The Cotton claim seeks a declaration that the defendants have acted in breach of applicable legislation, payment to current and former employees for overtime, damages for breach of contract, punitive, aggravated and exemplary damages, interest, and costs. In May of 2005, the plaintiffs delivered material in support of their request that this action be certified as a class proceeding. A date has not yet been set for the hearing with respect to certification. We intend to contest certification of this claim as a class action. Further, we believe we have certain defenses on the merits and intend to defend this lawsuit vigorously. We are unable to estimate a range of possible loss, if any, in this claim.
General
      We are a defendant from time to time in lawsuits incidental to our business. Based on currently available information, we believe that resolution of all known contingencies is uncertain. There can be no assurance that future costs of such litigation would not be material to our financial position or results of operations.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Quarter Ended April 30, 2005
(Unaudited)

Note 7.	Segments
      We consider our Michaels, Aaron Brothers, and Recollections stores and our Star Decorators Wholesale Warehouse operations to be our operating segments for purposes of determining reportable segments based on the criteria set forth in SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. We determined that our Michaels and Aaron Brothers operating segments have similar economic characteristics and meet the aggregation criteria in paragraph 17 of SFAS No. 131. With regard to our Aaron Brothers operating segment, we determined that it did not meet the quantitative thresholds for separate disclosure set forth in SFAS No. 131. We also determined that individually, and in the aggregate, the Recollections stores and Star Decorators Wholesale Warehouse operations were immaterial for segment reporting purposes. Therefore, we combine all operating segments into one reporting segment.
      Our sales, operating income, and assets by country are as follows:

	Net Sales	Operating Income	Total Assets

	(In thousands)
Quarter ended April 30, 2005:
United States	$776,900	$71,925	$2,044,432
Canada	44,116	5,546	71,126

Consolidated Total	$821,016	$77,471	$2,115,558

Quarter ended May 1, 2004:
United States	$689,425	$47,654	$1,813,439
Canada	36,427	4,386	57,949

Consolidated Total	$725,852	$52,040	$1,871,388

      Canada’s operating income includes allocations of permanent markdown reserves, corporate overhead, and amounts related to our distribution and Artistree operations. We present assets based on their physical, geographic location. Certain assets located in the United States are also used to support our Canadian operations, but we do not allocate those assets or their associated expenses to Canada.

Note 8.	Recent Accounting Pronouncements
Stock-Based Compensation
      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the time of grant. Pro forma disclosure is no longer an alternative. Our effective date for adoption of the provisions of SFAS No. 123(R) is January 29, 2006 (the first day of our 2006 fiscal year); however, we are permitted to early adopt.
      As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method under APB No. 25, and, as such, recognize no compensation cost for employee stock options. The adoption of SFAS No. 123(R) and resulting recognition of compensation cost will significantly impact our results of operations but we are unable to quantify the impact because it is

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Quarter Ended April 30, 2005
(Unaudited)

Note 8.	Recent Accounting Pronouncements (Continued)
dependent upon, among other items, the number of share-based payments granted in the future, our selection of a methodology to determine fair value for grants, and our estimates of forfeitures.
      We do not anticipate a material impact on our overall financial position or total cash flows, but SFAS No. 123(R) does require that we report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods following adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized for such excess tax deductions were $7.3 million and $7.5 million for the quarters ended April 30, 2005 and May 1, 2004, respectively.
Inventory Costs
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, as an amendment to ARB No. 43. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not currently believe that our adoption of the provisions of SFAS No. 151 will have a material impact on our consolidated results of operations and financial position.

Note 9.	Certain Issues Under the Securities Exchange Act of 1934
      During the first quarter of fiscal 2005, we were informed by Charles J. Wyly, Jr. and Sam Wyly, who are the Chairman and Vice Chairman of our Board of Directors, respectively, that they have filed a report with the Securities and Exchange Commission under Section 13 of the Securities Exchange Act of 1934 with respect to Michaels securities held by certain non-U.S. trusts and subsidiaries. We understand that Charles Wyly and Sam Wyly and certain of their family members are direct or contingent beneficiaries of certain of those trusts. According to this report, Charles Wyly and Sam Wyly may be deemed the beneficial owners in the aggregate as of March 31, 2005 of 10,868,352 shares of Common Stock or 7.9% of the outstanding common stock. As a result of the Wylys’ filing, we included this ownership information in our proxy statement for the 2005 annual meeting of stockholders.
      It is possible that purchases and sales of Michaels securities by the trusts or their subsidiaries may have resulted in short-swing profits under Section 16 of the Securities Exchange Act of 1934. Pursuant to Section 16, Charles Wyly and Sam Wyly will reimburse us for those profits, if any. Any resulting impact will not affect our previously reported consolidated statement of income or adversely affect our consolidated balance sheet.

Note 10.	Subsequent Event
      On May 16, 2005, we called for the redemption of our 9 1/4% Senior Notes due 2009. The aggregate principal amount of the Senior Notes outstanding is $200 million. Pursuant to the terms of the indenture governing the Senior Notes, we have elected to redeem the Senior Notes on July 1, 2005 at a price of $1,046.25 per $1,000 of principal amount. This early redemption is expected to result in a pre-tax charge of $12.1 million in the quarter ended July 30, 2005, which represents a combination of a call premium and the unamortized cost associated with the notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      All expressions of “us,” “we,” “our,” and all similar expressions are references to Michaels Stores, Inc. and its consolidated wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.
Disclosure Regarding Forward-Looking Information
      The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, estimates, and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005. Specific examples of forward-looking statements include, but are not limited to, statements regarding our future cash dividend policy, forecasts of financial performance, capital expenditures, working capital requirements, and stock repurchases. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•	our ability to remain competitive in the areas of merchandise quality, price, breadth of selection, customer service, and convenience;
•	our ability to anticipate and/or react to changes in customer demand and preferences for products and supplies used in creative activities and the related potential impact to merchandise inventories in categories that represent a significant portion of our business;
•	changes in consumer confidence resulting in a reduction in consumer spending on items perceived to be discretionary;
•	the execution and management of our store growth, including new concepts, and the availability of acceptable real estate locations for new store openings;
•	the effective optimization and maintenance of our perpetual inventory and automated replenishment systems and related impacts to inventory levels;
•	the identification and implementation of enhancements to our supply chain to enable us to evaluate our ability to distribute additional SKUs through our distribution centers;
•	delays in the receipt of merchandise ordered from our suppliers due to delays in connection with either the manufacture or shipment of such merchandise;
•	transportation delays (including dock strikes and other work stoppages) and increases in transportation costs due to fuel surcharges and transportation regulations;
•	restrictive actions by foreign governments or changes in United States laws and regulations affecting imports or domestic distribution;
•	material increases in inflation or commodity prices, such as petroleum, steel, and paper;
•	material increases in tariffs or duties levied on imports which may limit the availability of certain merchandise from our foreign suppliers;
•	changes in political, economic, and social conditions;
•	significant fluctuations in exchange rates;
•	financial difficulties of any of our key vendors, suppliers, and service providers;
•	the design and implementation of new management information systems as well as the maintenance and enhancement of existing systems, particularly in light of our continued store growth and the addition of new concepts;
•	our ability to maintain the security of electronic and other confidential information;
•	our ability to comply with the terms and restrictions of our Credit Agreement;
•	the seasonality of the retail business; and

•	other factors as set forth in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005, particularly in “Critical Accounting Policies and Estimates” and “Risk Factors,” and in our other Securities and Exchange Commission filings.

      We intend these forward-looking statements to speak only as of the time of filing this Quarterly Report on Form 10-Q and do not undertake to update or revise them as more information becomes available.
General
      All references herein to “fiscal 2005” relate to the 52 weeks ending January 28, 2006 and all references to “fiscal 2004” relate to the 52 weeks ended January 29, 2005. In addition, all references herein to “the first quarter of fiscal 2005” relate to the 13 weeks ended April 30, 2005, and all references to “the first quarter of fiscal 2004” relate to the 13 weeks ended May 1, 2004.
      Unless otherwise noted, discussions related to our Common Stock reflect the effects of a two-for-one Common stock split effected in the form of a stock dividend on October 12, 2004, to stockholders of record as of the close of business on September 27, 2004.
      The following table sets forth certain of our unaudited operating data (dollar amounts in thousands):

	Quarter Ended

	April 30,	May 1,
	2005	2004

Michaels stores:
Retail stores open at beginning of period	844	804
Retail stores opened during the period	14	14
Retail stores opened (relocations) during the period	8	12
Retail stores closed during the period	(1)	—
Retail stores closed (relocations) during the period	(8)	(12)

Retail stores open at end of period	857	818
Aaron Brothers stores:
Retail stores open at beginning of period	164	158
Retail stores opened during the period	1	—

Retail stores open at end of period	165	158
Recollections stores:
Retail stores open at beginning of period	8	2
Retail stores opened during the period	1	—

Retail stores open at end of period	9	2
Star Wholesale stores:
Wholesale stores open at beginning of period	3	3
Wholesale stores opened during the period	1	—

Wholesale stores open at end of period	4	3

Total store count at end of period	1,035	981

Other operating data:
Average inventory per Michaels store(1)	$1,035	$1,026
Comparable store sales increase(2)	7.8%	5.9%

(1)	Average inventory per Michaels store calculation excludes Aaron Brothers, Recollections, and Star Wholesale stores.
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

	Quarter Ended

	April 30,	May 1,
	2005	2004

Net sales	100.0%	100.0%
Cost of sales and occupancy expense	62.9	64.2

Gross profit	37.1	35.8
Selling, general, and administrative expense	27.4	28.3
Store pre-opening costs	0.3	0.3

Operating income	9.4	7.2
Interest expense	0.6	0.8
Other (income) and expense, net	(0.3)	(0.1)

Income before income taxes	9.1	6.5
Provision for income taxes	3.4	2.5

Net income	5.7%	4.0%

Quarter Ended April 30, 2005 Compared to the Quarter Ended May 1, 2004
      Net Sales—Net sales for the first quarter of fiscal 2005 increased $95.2 million, or 13.1%, over the first quarter of fiscal 2004. At the end of the first quarter of fiscal 2005, we operated 857 Michaels, 165 Aaron Brothers, nine Recollections, and four Star Wholesale stores. The results for the first quarter of fiscal 2005 include sales from 45 Michaels, eight Aaron Brothers, seven Recollections, and one Star Wholesale store that were opened during the 12-month period ended April 30, 2005, more than offsetting lost sales from the closure of six Michaels and one Aaron Brothers store during the same period. Comparable store sales accounted for $56.5 million of the increase in net sales and sales at our new stores (net of closures) opened since the first quarter of fiscal 2004 accounted for the remaining increase of $38.7 million.
      Comparable store sales increased 7.8% in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004, reflecting increases in customer traffic of 4.9%, average ticket of 2.2%, and custom framing deliveries of 0.7%. Comparable store sales growth was strongest in our Needlework/ Yarn, General Crafts, Wedding and Ribbon, and Kids Crafts categories, with sales in the Yarn department solidly contributing to our overall 7.8% comparable store sales increase. Our ability to continue to generate comparable store sales increases is dependent, in part, on our ability to continue to maintain store in-stock positions on the top-selling items, to properly allocate merchandise to our stores, to effectively execute our pricing and sales promotion efforts, to anticipate customer demand and trends in the arts and crafts industry, and to respond to competitors’ activities.
      Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $50.7 million primarily due to increased sales from a 5.5% increase in the number of stores operated in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004, as well as a 7.8% comparable store sales increase.
      Cost of sales and occupancy expense, as a percentage of net sales, decreased approximately 130 basis points in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. This decrease was primarily a result of improved merchandise margins driven by a 1.7% increase in sales of regular priced merchandise as a percentage of total sales and a decrease in clearance markdowns, partially offset by lower margin Yarn sales and an increase in occupancy costs. The lower clearance markdowns were partly driven by a shift in the timing of the majority of merchandising planogram resets and related markdowns into the second quarter of fiscal 2005, which we estimate will result in a contraction of the second quarter gross margin by about 40 basis points, as well as favorable comparisons against last year’s accelerated merchandise clearance program.
      Selling, General, and Administrative Expense— Selling, general, and administrative expense was $224.5 million, or 27.4% of net sales, in the first quarter of fiscal 2005 compared to $205.7 million, or 28.3% of net sales, in the first quarter of fiscal 2004. The expense increase was primarily due to an increase in the number of stores we operated compared to last year, in particular, store personnel costs, store operating expenses, and advertising expenses totaling approximately $16.4 million of the overall $18.8 million increase.
      As a percentage of net sales, store personnel costs decreased approximately 90 basis points primarily due to increased payroll leverage on higher net sales and favorable claims development related to our workers’ compensation and group insurance policies. We estimate that selling, general, and administrative expenses will decline by approximately 140 basis points in the second quarter of fiscal 2005, primarily due to a favorable comparison to the second quarter of fiscal 2004 when we recognized additional insurance expenses related to the deteriorating financial condition of a previous insurance carrier and for higher workers compensation expenses.
      Provision for Income Taxes— The effective tax rate was 38.0% for the first quarter of fiscal 2005 and 38.25% for the first quarter of fiscal 2004.
      Net Income— As a result of the above, net income for the first quarter of fiscal 2005 increased 58.6% to $46.5 million, or $0.33 per diluted share, from $29.3 million, or $0.21 per diluted share, for the first quarter of fiscal 2004.
Liquidity and Capital Resources
      Our cash and equivalents increased $22.7 million, or 4.2%, from $535.9 million at the end of fiscal 2004 to $558.5 million at the end of the first quarter of fiscal 2005. Compared to the end of the first quarter of fiscal 2004, cash and equivalents increased $177.2 million, or 46.5%, primarily because of cash realized from operations, partially offset by capital expenditures, Common Stock repurchases, and dividend payments.
      We require cash principally for day-to-day operations and to finance capital investments, inventory for new stores, inventory replenishment for existing stores, and seasonal working capital needs. In recent years, we have financed our operations, new store openings, Common Stock repurchases, dividend payments, and other capital investments with cash from operations and proceeds from stock option exercises. During the second quarter of fiscal 2005, we will call our Senior Notes, which will result in an incremental cash outflow of approximately $209.3 million related to principal and call premium payments. Despite this anticipated use of cash, we expect that cash from operations and proceeds from stock option exercises will be sufficient to fund our anticipated cash requirements. In addition, borrowings under our Credit Agreement may be an additional source of cash for us to finance future growth and other capital investments.
Cash Flow from Operating Activities
      Cash flow provided by operating activities during the first quarter of fiscal 2005 was $47.3 million compared to $66.4 million during the first quarter of fiscal 2004. The decrease in cash provided by operating activities of $19.1 million was primarily attributable to our use of $42.4 million more cash in the first quarter of fiscal 2005 compared to the prior year on merchandise inventories, net of accounts payable, due primarily to increased purchases of products with higher sales growth trends, such as yarn. In addition, operating cash increased $17.2 million from the increase in net income.

      Inventories per Michaels store increased 0.9% from May 1, 2004 to April 30, 2005. As a result of continued optimization of our perpetual inventory and automated merchandise replenishment systems and the corresponding improvement in inventory management, we now anticipate average inventory per Michaels store at the end of fiscal 2005 to be relatively flat. However, we expect a 5% increase in average inventory per Michaels store at the end of the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 due to planned inventory purchases to support incremental sales opportunities anticipated for the fourth quarter holiday selling season.
Cash Flow from Investing Activities
      Cash flow used in investing activities was primarily the result of the following capital expenditure activities:

	Quarter Ended

	April 30,	May 1,
	2005(1)	2004(2)

	(In thousands)
New and relocated stores and stores not yet opened	$13,597	$12,758
Existing stores	5,766	1,864
Distribution system expansion	904	5,558
Information systems	6,266	4,859
Corporate and other	955	795

	$27,488	$25,834

(1)	In the first quarter of fiscal 2005, we incurred capital expenditures related to the opening of 14 Michaels, one Aaron Brothers, one Recollections, and one Star Wholesale store, and the relocation of eight Michaels stores.
(2)	In the first quarter of fiscal 2004, we incurred capital expenditures related to the opening of 14 and the relocation of 12 Michaels stores and the completion of our New Lenox, Illinois distribution center.
      We anticipate capital expenditures for fiscal 2005 to total approximately $115 million. In fiscal 2005, we plan to open approximately 45 Michaels, two Aaron Brothers, three Recollections, and one Star Wholesale store, and relocate approximately 20 Michaels stores.
      During the first quarter of fiscal 2005, we liquidated our investment in a Massachusetts business trust for proceeds of approximately $50.6 million, which was classified as a short-term investment at the end of fiscal 2004.
Cash Flow from Financing Activities
      Proceeds from the exercise of outstanding stock options have served as a source of cash for us, and we expect to receive proceeds from the exercise of outstanding stock options and options to be granted under our stock option plans in the future. Proceeds from the exercise of stock options were $13.3 million in the first quarter of fiscal 2005 and $14.2 million in the first quarter of fiscal 2004.

      Cash used for repurchases of our Common Stock increased $44.6 million from $7.8 million in the first quarter of fiscal 2004 to $52.4 million in the first quarter of fiscal 2005. The following table sets forth information regarding our Common Stock repurchase plans as of April 30, 2005:

	Shares		Shares
	Authorized for	Shares	Available for
	Repurchase	Repurchased	Repurchase

December 5, 2000 repurchase plan (variable portion)	54,552	(54,551)	1	(1)
June 18, 2003 repurchase plan	2,000,000	(2,000,000)	—	(2)
February 2, 2004 repurchase plan	5,000,000	(4,573,946)	426,054	(3)
March 15, 2005 repurchase plan	3,000,000	—	3,000,000	(4)

	10,054,552	(6,628,497)	3,426,055

(1)	Our Board of Directors provided that proceeds of the exercise of options under our 2001 General Stock Option Plan may be used to repurchase shares under the 2000 repurchase plan and that the maximum number of shares authorized to be repurchased under the 2000 repurchase plan may be increased to the extent necessary to so use the proceeds from such option exercises. In fiscal 2004, we repurchased and subsequently retired 54,551 shares of our Common Stock at an average price of $27.03 per share using proceeds from exercises of stock options granted under the 2001 General Stock Option Plan that were exercised during fiscal 2004.
(2)	As of the end of fiscal 2004, we repurchased and subsequently retired the 2.0 million shares of our Common Stock authorized under the 2003 repurchase plan at an average price of $22.69 per share.
(3)	In the first quarter of fiscal 2005, we repurchased and subsequently retired approximately 1.5 million shares of our Common Stock authorized to be repurchased under the 2004 repurchase plan at an average price of $35.52 per share. As a result of these repurchases, and those made in the prior fiscal year, we have 426,054 shares available for repurchase under the plan as of April 30, 2005.
(4)	On March 15, 2005, our Board of Directors authorized an additional repurchase plan for up to 3.0 million shares of our outstanding Common Stock.
      As of May 25, 2005, we have a total of approximately 3.4 million shares available for repurchase. We anticipate that we will continue to repurchase shares of our Common Stock during the remainder of fiscal 2005. Under the agreements governing our outstanding indebtedness, we can only repurchase shares of our Common Stock if we maintain or comply with specified financial ratios and other covenants. We may also be restricted by regulations of the Securities and Exchange Commission from making future repurchases during certain time periods.
      We paid dividends of $0.07 per share and $0.06 per share during the first quarter of fiscal 2005 and first quarter of fiscal 2004, respectively. These dividends reflect the strength of our financial position and our Board of Directors’ commitment to encouraging long-term investment by a diverse stockholder base.
Debt
      In 2001, we issued $200 million in principal amount of 9 1/4% Senior Notes due July 1, 2009, which are unsecured and interest thereon is payable semi-annually on each January 1 and July 1. The Senior Notes due 2009 are first callable, in part or in full, in July 2005. In May 2005, we called for redemption of the Senior Notes due 2009, which is expected to result in a pre-tax charge to earnings of $12.1 million in the quarter ended July 30, 2005. The pre-tax charge represents a combination of a call premium and the unamortized cost associated with the notes.
      The terms and conditions of the Senior Notes due 2009 require us to comply with certain covenants, which primarily limit certain activities, including, among other things, levels of indebtedness, investments, payments of dividends, Common Stock repurchases, mergers and acquisitions, and sales of assets. We are in compliance with all terms and conditions of the Senior Notes due 2009.

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
      We are in compliance with all terms and conditions of the Credit Agreement. We had no borrowings under our Credit Agreement during either the first quarter of fiscal 2005 or the first quarter of fiscal 2004 and no borrowings were outstanding under the Credit Agreement at the end of either quarter. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit Agreement ($21.2 million as of April 30, 2005).
General
      We believe that our available cash, funds generated by operating activities, and proceeds from the exercise of stock options will be sufficient to fund planned capital expenditures, working capital requirements, any anticipated dividend payments or stock repurchases for the foreseeable future, and our redemption of the Senior Notes in July 2005. In addition, borrowings under our Credit Agreement may be an additional source of cash for us to finance future growth, inventory purchases, and other capital investments.
Recent Accounting Pronouncements
Stock-Based Compensation
      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the time of grant. Pro forma disclosure is no longer an alternative. Our effective date for adoption of the provisions of SFAS No. 123(R) is January 29, 2006 (the first day of our 2006 fiscal year); however, we are permitted to early adopt.
      As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method under APB No. 25, and, as such, recognize no compensation cost for employee stock options. The adoption of SFAS No. 123(R) and resulting recognition of compensation cost will significantly impact our results of operations but we are unable to quantify the impact because it is dependent upon, among other items, the number of share-based payments granted in the future, our selection of a methodology to determine fair value for grants, and our estimates of forfeitures.
      We do not anticipate a material impact on our overall financial position or total cash flows but SFAS No. 123(R) does require that we report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods following adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized in prior periods for such excess tax deductions were $7.3 million and $7.5 million for the quarters ended April 30, 2005 and May 1, 2004, respectively.

Inventory Costs
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, as an amendment to ARB No. 43. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not currently believe that our adoption of the provisions of SFAS No. 151 will have a material impact on our consolidated results of operations and financial position.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
      We typically invest cash balances in excess of operating requirements primarily in money market mutual funds and short-term interest-bearing securities, generally with maturities of 90 days or less. Due to the short-term nature of our investments, the fair value of our cash and equivalents at April 30, 2005 approximated carrying value. We have market risk exposure arising from changes in interest rates. The interest rates on the Credit Agreement are repriced frequently, at market prices, which would result in carrying amounts that approximate fair value. We had no borrowings outstanding under the Credit Agreement as of April 30, 2005. In July 2001, we issued $200 million of the Senior Notes due 2009 with a fixed interest rate of 9 1/4%. Generally, the fair market value of our fixed interest rate long-term debt will increase as interest rates fall and decrease as interest rates rise. Our market risk is described in more detail in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
      We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934). An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President—Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Executive Vice President—Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. We note that the design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
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

Stockholder Class Actions
      On various dates between February 4, 2003 and March 25, 2003, 10 purported class action lawsuits were filed in the United States District Court for the Northern District of Texas, Dallas Division, against Michaels Stores, Inc. and certain of the current and former directors and officers of Michaels. All of these lawsuits have been consolidated. The suits assert various claims under Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934 related to actions prior to Michaels’ announcement on November 7, 2002, that, among other things, it had revised its outlook for the fourth fiscal quarter of 2002, adjusting downward its guidance for annual earnings per diluted share. The consolidated complaint charges that, prior to that announcement, Michaels and certain of the other defendants made misrepresentations and failed to disclose negative information about the financial condition of Michaels while the individual defendants were selling shares of Michaels common stock. On December 10, 2004, the Court granted the defendants’ motion to dismiss the consolidated complaint, dismissing certain allegations supporting the claims with prejudice. For those allegations that were not dismissed with prejudice, the Court allowed the plaintiffs to amend, which they did on January 14, 2005. In that amended consolidated complaint, the plaintiffs added a claim under Section 20A of the Securities Exchange Act of 1934 and repled their Sections 10(b) and 20(a) claims based on allegations similar to those in the original consolidated complaint. After the defendants moved to dismiss the amended consolidated complaint, the plaintiffs filed a notice of voluntary dismissal May 13, 2005. The Court issued an order on May 18, 2005 dismissing the case in its entirety without prejudice.

Derivative Claims
      On March 21, 2003, Julie Fathergill filed a purported stockholder derivative action, which is pending in the 192nd District Court for Dallas County, Texas. The lawsuit names certain former and current officers and directors, including all of Michaels’ current directors, as individual defendants and Michaels as a nominal defendant. In this derivative action, the plaintiff makes allegations of fact similar to those made in the purported securities class actions described above. The plaintiff asserts claims against the individual defendants for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. All of these claims are asserted derivatively on behalf of Michaels. We believe these claims are without merit and will vigorously oppose them.
      On September 11, 2003, Leo J. Dutil filed a purported stockholder derivative action, which is pending in the United States District Court for the Northern District of Texas, Dallas Division. The lawsuit names certain former and current officers and directors as individual defendants and Michaels as a nominal defendant. In this derivative action, the plaintiff makes allegations of fact similar to those made in the purported stockholder class actions and the Fathergill derivative lawsuit described above. The plaintiff asserts claims against the individual defendants for breach of fiduciary duty, misappropriation of confidential information, and contribution and indemnification. All of these claims are asserted derivatively on behalf of Michaels. We believe these claims are without merit and will vigorously oppose them.

Cotton Claim
      On December 20, 2002, James Cotton, a former store manager of Michaels of Canada, ULC, our wholly-owned subsidiary, and Suzette Kennedy, a former assistant manager of Michaels of Canada, commenced a proposed class proceeding against Michaels of Canada and Michaels Stores, Inc. on behalf of themselves and current and former employees employed in Canada. The Cotton claim was filed in the Ontario Superior Court of Justice and alleges that the defendants violated employment standards legislation in Ontario and other provinces and territories of Canada by failing to pay overtime compensation as required by that legislation. The Cotton claim also alleges that this conduct was in breach of the contracts of employment of those individuals. The Cotton claim seeks a declaration that the defendants have acted in breach of applicable legislation, payment to current and former employees for overtime, damages for breach of contract, punitive, aggravated and exemplary damages, interest, and costs. In May of 2005, the plaintiffs delivered material in support of their request that this action be certified as a class proceeding. A date has not yet been set for the hearing with respect to certification. We intend to contest certification of this claim as a class action. Further, we believe we have certain defenses on the merits and intend to defend this lawsuit vigorously. We are unable to estimate a range of possible loss, if any, in this claim.

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
      On February 2, 2004, and March 15, 2005, our Board of Directors authorized the repurchase of up to 5.0 and 3.0 million shares of our outstanding Common Stock, respectively.
      The following table sets forth our repurchases of Common Stock for each fiscal month in the first quarter of fiscal 2005:
Issuer Purchases of Equity Securities

				Maximum
			Total Number	Number of
			of Shares	Shares That
			Purchased as	May yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	under the
	of Shares	Price Paid	Plans or	Plans or
	Purchased(1)	per Share	Programs(1)	Programs(2)

January 30, 2005 through February 26, 2005	—	$—	—	4,900,252
February 27, 2005 through April 2, 2005	—	—	—	4,900,252
April 3, 2005 through April 30, 2005	1,474,197	35.52	1,474,197	3,426,055

Total	1,474,197	$35.52	1,474,197	3,426,055

(1)	Repurchased and subsequently retired 1,474,197 shares under the 2004 repurchase plan.
(2)	Under our 2000 repurchase plan, the Board of Directors authorized us to repurchase up to 4.0 million shares of our outstanding Common Stock, with the ability to increase the maximum number of shares authorized to be repurchased under the plan to the extent necessary to use the proceeds from stock options exercised under our 2001 General Stock Option Plan to make repurchases. We have used the entire 4.0 million share fixed portion of the authority originally provided in the 2000 repurchase plan. As of April 30, 2005, we had 426,054 and 3,000,000 shares available for repurchase under the 2004 and 2005 repurchase plans, respectively.

Item 6.	Exhibits.

10.1	Fiscal Year 2005 Bonus Plan for R. Michael Rouleau (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on April 13, 2005, SEC File No. 001-09338).
10.2	Fiscal Year 2005 Bonus Plan for Jeffrey N. Boyer (previously filed as Exhibit 10.2 to Form 8-K filed by Registrant on April 13, 2005, SEC File No. 001-09338).
10.3	Fiscal Year 2005 Bonus Plan for Edward F. Sadler (previously filed as Exhibit 10.3 to Form 8-K filed by Registrant on April 13, 2005, SEC File No. 001-09338).
10.4	Fiscal Year 2005 Bonus Plan for Gregory A. Sandfort (previously filed as Exhibit 10.4 to Form 8-K filed by Registrant on April 13, 2005, SEC File No. 001-09338).
10.5	Fiscal Year 2005 Bonus Plan for Douglas B. Sullivan (previously filed as Exhibit 10.5 to Form 8-K filed by Registrant on April 13, 2005, SEC File No. 001-09338).
31.1	Certifications of R. Michael Rouleau pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

MICHAELS STORES, INC.
SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAELS STORES, INC.

By:	/s/ Jeffrey N. Boyer

Jeffrey N. Boyer
Executive Vice President— Chief Financial Officer
(Principal Financial Officer)
Dated: June 9, 2005

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

10.1	Fiscal Year 2005 Bonus Plan for R. Michael Rouleau (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on April 13, 2005, SEC File No. 001-09338).
10.2	Fiscal Year 2005 Bonus Plan for Jeffrey N. Boyer (previously filed as Exhibit 10.2 to Form 8-K filed by Registrant on April 13, 2005, SEC File No. 001-09338).
10.3	Fiscal Year 2005 Bonus Plan for Edward F. Sadler (previously filed as Exhibit 10.3 to Form 8-K filed by Registrant on April 13, 2005, SEC File No. 001-09338).
10.4	Fiscal Year 2005 Bonus Plan for Gregory A. Sandfort (previously filed as Exhibit 10.4 to Form 8-K filed by Registrant on April 13, 2005, SEC File No. 001-09338).
10.5	Fiscal Year 2005 Bonus Plan for Douglas B. Sullivan (previously filed as Exhibit 10.5 to Form 8-K filed by Registrant on April 13, 2005, SEC File No. 001-09338).
31.1	Certifications of R. Michael Rouleau pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).