Form 10-Q/A
period 2005-04-30
MICHAELS STORES INC
filed 2005-08-23
CIK 740670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
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
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Title	Shares Outstanding as of June 6, 2005
Common Stock, par value $.10 per share	135,587,110

MICHAELS STORES, INC.
FORM 10-Q/A
EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Michaels Stores, Inc. Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2005 (the “Original Filing”) is being filed to correct the certifications of our Principal Executive Officer and Principal Financial Officer made pursuant to § 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1 and 31.2 to the Original Filing, respectively. As filed with the Original Filing, Exhibits 31.1 and 31.2 inadvertently omitted reference to Michaels’ internal control over financial reporting as the result of a clerical error. The corrected § 302 certifications of our Principal Executive Officer and Principal Financial Officer, as well as a current § 906 certification required to be filed in support of this Amendment, have each been re-executed as of the date of this Amendment and filed herewith as Exhibits 31.1, 31.2 and 32.1, respectively. The Original Filing, as amended hereby, continues to speak as of the date of the Original Filing and no disclosure in the Original Filing has been updated to speak to any later date.
Item 6. Exhibits.

10.1	Fiscal Year 2005 Bonus Plan for R. Michael Rouleau (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on April 13, 2005, SEC File No. 001-09338).

10.2	Fiscal Year 2005 Bonus Plan for Jeffrey N. Boyer (previously filed as Exhibit 10.2 to Form 8-K filed by Registrant on April 13, 2005, SEC File No. 001-09338).

10.3	Fiscal Year 2005 Bonus Plan for Edward F. Sadler (previously filed as Exhibit 10.3 to Form 8-K filed by Registrant on April 13, 2005, SEC File No. 001-09338).

10.4	Fiscal Year 2005 Bonus Plan for Gregory A. Sandfort (previously filed as Exhibit 10.4 to Form 8-K filed by Registrant on April 13, 2005, SEC File No. 001-09338).

10.5	Fiscal Year 2005 Bonus Plan for Douglas B. Sullivan (previously filed as Exhibit 10.5 to Form 8-K filed by Registrant on April 13, 2005, SEC File No. 001-09338).

31.1	Certifications of R. Michael Rouleau pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Jeffrey N. Boyer pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

MICHAELS STORES, INC.
FORM 10-Q/A
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAELS STORES, INC.
By:	/s/ Jeffrey N. Boyer
Jeffrey N. Boyer
Executive Vice President – Chief Financial Officer (Principal Financial Officer)

Dated: August 23, 2005

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit
10.1	Fiscal Year 2005 Bonus Plan for R. Michael Rouleau (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on April 13, 2005, SEC File No. 001-09338).

10.2	Fiscal Year 2005 Bonus Plan for Jeffrey N. Boyer (previously filed as Exhibit 10.2 to Form 8-K filed by Registrant on April 13, 2005, SEC File No. 001-09338).

10.3	Fiscal Year 2005 Bonus Plan for Edward F. Sadler (previously filed as Exhibit 10.3 to Form 8-K filed by Registrant on April 13, 2005, SEC File No. 001-09338).

10.4	Fiscal Year 2005 Bonus Plan for Gregory A. Sandfort (previously filed as Exhibit 10.4 to Form 8-K filed by Registrant on April 13, 2005, SEC File No. 001-09338).

10.5	Fiscal Year 2005 Bonus Plan for Douglas B. Sullivan (previously filed as Exhibit 10.5 to Form 8-K filed by Registrant on April 13, 2005, SEC File No. 001-09338).

31.1	Certifications of R. Michael Rouleau pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Jeffrey N. Boyer pursuant to § 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

4