Form 10-Q
period 2005-07-30
MICHAELS STORES INC
filed 2005-09-06
CIK 740670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2005

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
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Shares Outstanding as of
Title	August 30, 2005

Common Stock, par value $.10 per share	135,437,312

MICHAELS STORES, INC.
FORM 10-Q

MICHAELS STORES, INC.
Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
MICHAELS STORES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	July 30,	January 29,	July 31,
	2005	2005	2004

ASSETS
Current assets:
Cash and equivalents	$182,909	$535,852	$257,443
Short-term investments	—	50,379	50,000
Merchandise inventories	1,090,239	936,395	954,736
Prepaid expenses and other	39,010	26,613	39,655
Deferred and prepaid income taxes	58,580	22,032	26,865

Total current assets	1,370,738	1,571,271	1,328,699

Property and equipment, at cost	963,201	913,174	845,738
Less accumulated depreciation	(544,714)	(506,193)	(450,010)

	418,487	406,981	395,728

Goodwill	115,839	115,839	115,839
Other assets	18,765	17,569	14,923

	134,604	133,408	130,762

Total assets	$1,923,829	$2,111,660	$1,855,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$248,645	$256,266	$211,408
Accrued liabilities and other	232,385	242,682	194,798
Income taxes payable	—	12,992	—

Total current liabilities	481,030	511,940	406,206

9 1/4% Senior Notes due 2009	—	200,000	200,000
Deferred income taxes	26,848	30,355	28,241
Other long-term liabilities	86,898	72,200	39,170

Total long-term liabilities	113,746	302,555	267,411

	594,776	814,495	673,617

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.10 par value, 2,000,000 shares authorized; none issued	—	—	—
Common Stock, $0.10 par value, 350,000,000 shares authorized; shares issued and outstanding of 135,827,039 at July 30, 2005, 135,726,717 at January 29, 2005, and 135,774,156 at July 31, 2004	13,583	13,573	13,577
Additional paid-in capital	425,002	451,449	463,523
Retained earnings	880,990	826,821	700,079
Accumulated other comprehensive income	9,478	5,322	4,393

Total stockholders’ equity	1,329,053	1,297,165	1,181,572

Total liabilities and stockholders’ equity	$1,923,829	$2,111,660	$1,855,189

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended

	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004

Net sales	$745,493	$682,934	$1,566,509	$1,408,786
Cost of sales and occupancy expense	463,203	425,628	979,539	891,256

Gross profit	282,290	257,306	586,970	517,530
Selling, general, and administrative expense	218,012	207,158	442,482	412,859
Store pre-opening costs	1,454	2,643	4,193	5,126

Operating income	62,824	47,505	140,295	99,545
Interest expense	15,500	5,069	20,590	10,397
Other (income) and expense, net	(2,369)	(877)	(5,049)	(1,666)

Income before income taxes	49,693	43,313	124,754	90,814
Provision for income taxes	18,878	16,567	47,406	34,736

Net income	$30,815	$26,746	$77,348	$56,078

Earnings per common share:
Basic	$0.23	$0.20	$0.57	$0.41

Diluted	$0.22	$0.19	$0.56	$0.40

Dividends per common share	$0.10	$0.06	$0.17	$0.12

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	July 30,	July 31,
	2005	2004

Operating activities:
Net income	$77,348	$56,078
Adjustments:
Depreciation	48,085	43,576
Amortization	194	197
Loss from early extinguishment of debt	12,133	—
Other	325	521
Changes in assets and liabilities:
Merchandise inventories	(153,844)	(61,813)
Prepaid expenses and other	(12,397)	(10,457)
Deferred income taxes and other	(4,853)	1,712
Accounts payable	(7,621)	38,700
Income taxes payable	(32,737)	(2,377)
Accrued liabilities and other	(5,363)	869
Other long-term liabilities	11,584	2,190

Net cash (used in) provided by operating activities	(67,146)	69,196

Investing activities:
Additions to property and equipment	(60,510)	(51,861)
Purchases of short-term investments	(226)	(50,000)
Sales of short-term investments	50,605	—
Net proceeds from sales of property and equipment	—	45

Net cash used in investing activities	(10,131)	(101,816)

Financing activities:
Repayment of Senior Notes	(209,250)	—
Proceeds from stock options exercised	25,787	18,387
Repurchase of Common Stock	(71,197)	(55,114)
Cash dividends paid to stockholders	(23,184)	(16,364)
Proceeds from issuance of Common Stock and other	2,178	1,329

Net cash used in financing activities	(275,666)	(51,762)

Net decrease in cash and equivalents	(352,943)	(84,382)
Cash and equivalents at beginning of period	535,852	341,825

Cash and equivalents at end of period	$182,909	$257,443

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended July 30, 2005
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
      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other items, as disclosed) considered necessary for a fair presentation have been included. Because of the seasonal nature of our business, the results of operations for the quarter and six months ended July 30, 2005 are not indicative of the results to be expected for the entire year.
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
      All references herein to “fiscal 2005” relate to the 52 weeks ending January 28, 2006 and all references to “fiscal 2004” relate to the 52 weeks ended January 29, 2005. In addition, all references herein to “the second quarter of fiscal 2005” and “the first six months of fiscal 2005” relate to the 13 and 26 weeks ended July 30, 2005 and all references to “the second quarter of fiscal 2004” and “the first six months of fiscal 2004” relate to the 13 and 26 weeks ended July 31, 2004.
      Certain reclassifications have been made to conform to the current year presentation.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Six Months Ended July 30, 2005
(Unaudited)

Note 2.	Earnings per Share
      The following table sets forth the computation of basic and diluted earnings per common share:

	Quarter Ended		Six Months Ended

	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004

	(In thousands, except per share data)
Numerator:
Net income	$30,815	$26,746	$77,348	$56,078

Denominator:
Denominator for basic earnings per common share-weighted average shares	135,774	136,304	135,896	136,432
Effect of dilutive securities:
Employee stock options	3,360	2,976	3,307	3,054

Denominator for diluted earnings per common share-weighted average shares adjusted for dilutive securities	139,134	139,280	139,203	139,486

Earnings per common share:
Basic	$0.23	$0.20	$0.57	$0.41

Diluted	$0.22	$0.19	$0.56	$0.40

      Our purchase and subsequent retirement of 457,900 and 1.9 million shares of our Common Stock in the second quarter and first six months of fiscal 2005, respectively, reduced the number of weighted average shares outstanding by 21,000 and 867,000 shares for the second quarter and first six months of fiscal 2005, respectively. In addition, our purchase and subsequent retirement of 1.8 million shares and 2.2 million shares of our Common Stock in the second quarter and first six months of fiscal 2004, respectively, reduced the number of weighted average shares outstanding by 1.4 million and 701,200 shares for the second quarter and first six months of fiscal 2004, respectively.

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
For the Six Months Ended July 30, 2005
(Unaudited)

Note 3.	Stock-Based Compensation (Continued)
For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting periods. Our pro forma information is as follows:

	Quarter Ended		Six Months Ended

	July 30,	July 31,	July 30,	July 31,
	2005	2004(1)	2005	2004(1)

	(In thousands, except per share data)
Net income, as reported	$30,815	$26,746	$77,348	$56,078
Stock-based employee compensation cost:
As if the fair value method were applied, net of income tax	3,824	3,435	6,600	6,033

Pro forma net income	$26,991	$23,311	$70,748	$50,045

Earnings per common share, as reported:
Basic	$0.23	$0.20	$0.57	$0.41

Diluted	$0.22	$0.19	$0.56	$0.40

Pro forma earnings per common share:
Basic	$0.20	$0.17	$0.52	$0.37

Diluted	$0.20	$0.17	$0.51	$0.36

Pro forma weighted average shares outstanding:
Basic	135,774	136,304	135,896	136,432
Diluted	138,408	138,661	138,459	138,660

(1)	The pro forma information for the quarter and six months ended July 31, 2004 was revised based on the results of management’s review of prior years’ calculations. The impacts to the pro forma information resulting from the difference between previously reported stock-based employee compensation cost, net of tax, and the revised presentation are as follows: for the second quarter of fiscal 2004, a decrease in stock-based employee compensation cost, net of tax, a corresponding increase in pro-forma net income of $163,000 and an increase in pro-forma diluted weighted average shares outstanding of 325 thousand; for the six months ended July 31, 2004, a decrease in stock-based employee compensation cost, net of tax, a corresponding increase in pro-forma net income of $954,000, an increase in pro-forma diluted weighted average shares outstanding of 186 thousand, and an increase in pro-forma basic earnings per share of $0.01.

Note 4.	Debt
9 1/4% Senior Notes due 2009
      In 2001, we issued $200 million in principal amount of 9 1/4% Senior Notes due July 1, 2009, which were unsecured and interest thereon was payable semi-annually on each January 1 and July 1. On July 1, 2005, we redeemed the Senior Notes at a price of $1,046.25 per $1,000 of principal amount. This early redemption resulted in a pre-tax charge of $12.1 million in the second quarter of fiscal 2005, which represents a combination of a $9.3 million call premium and $2.8 million of unamortized costs associated with the Senior Notes, and was recorded as interest expense.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Six Months Ended July 30, 2005
(Unaudited)

Note 4.	Debt (Continued)
Credit Agreement
      In October 2004, we signed an extension to our existing $200 million unsecured revolving bank credit facility with Fleet National Bank and other lending institutions, which now expires on April 30, 2006. The Credit Agreement requires us to maintain certain financial covenants and limits certain activities, including, among other things, levels of indebtedness, liens, investments, payments of dividends, Common Stock repurchases, mergers and acquisitions, and sales of assets. In addition to extending the term of the Credit Agreement, we obtained the consent of the lenders to permit the prepayment of the Senior Notes due 2009.
      We are in compliance with all terms and conditions of the Credit Agreement. No borrowings were outstanding under our Credit Agreement as of July 30, 2005, January 29, 2005, or July 31, 2004. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit Agreement ($21.2 million as of July 30, 2005).

Note 5.	Comprehensive Income
      Our comprehensive income is as follows:

	Quarter Ended		Six Months Ended

	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004

	(In thousands)
Net income	$30,815	$26,746	$77,348	$56,078
Other comprehensive income (loss):
Foreign currency translation adjustment and other	1,302	2,802	4,156	170

Comprehensive income	$32,117	$29,548	$81,504	$56,248

Note 6.	Legal Proceedings
Stockholder Class Actions
      On various dates between February 4, 2003 and March 25, 2003, 10 purported class action lawsuits were filed in the United States District Court for the Northern District of Texas, Dallas Division, against Michaels Stores, Inc. and certain of the current and former directors and officers of Michaels. All of these lawsuits were consolidated. The suits asserted various claims under Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934 related to actions prior to Michaels’ announcement on November 7, 2002, that, among other things, it had revised its outlook for the fourth fiscal quarter of 2002, adjusting downward its guidance for annual earnings per diluted share. The consolidated complaint charged that, prior to that announcement, Michaels and certain of the other defendants made misrepresentations and failed to disclose negative information about the financial condition of Michaels while the individual defendants were selling shares of Michaels common stock. On December 10, 2004, the Court granted the defendants’ motion to dismiss the consolidated complaint, dismissing certain allegations supporting the claims with prejudice. For those allegations that were not dismissed with prejudice, the Court allowed the plaintiffs to amend, which they did on January 14, 2005. In that amended consolidated complaint, the plaintiffs added a claim under Section 20A of the Securities Exchange Act of 1934 and repled their Sections 10(b) and 20(a) claims based on allegations similar to those in the original consolidated complaint. After the defendants moved to dismiss the amended consolidated complaint, the plaintiffs filed

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Six Months Ended July 30, 2005
(Unaudited)

Note 6.	Legal Proceedings (Continued)
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
Clark Claim
      On July 13, 2005, Michael Clark, a former assistant manager and Lucinda Prouty, a former department manager in San Diego, California, commenced a proposed class action proceeding against Michaels Stores, Inc. on behalf of themselves and current and former hourly retail employees employed in California from July 13, 2001 to the present. The Clark suit was filed in the Superior Court of California,

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Six Months Ended July 30, 2005
(Unaudited)

Note 6.	Legal Proceedings (Continued)
County of San Diego and alleges that we failed to pay overtime wages, provide meal and rest periods (or compensation in lieu thereof), and provide itemized employee wage statements. The Clark suit also alleges that this conduct was in breach of California’s unfair competition law. The plaintiffs seek injunctive relief, damages for unpaid overtime pay, meal break penalties, waiting time penalties, interest, and attorneys’ fees and costs. Under the Class Action Fairness Act, we intend to remove the case to federal court. We are in the early stages of our investigation; however, we believe that the Clark claim lacks merit and we intend to vigorously defend our interests.
General
      We are a defendant from time to time in lawsuits incidental to our business. Based on currently available information, we believe that resolution of all known contingencies is uncertain. There can be no assurance that future costs of such litigation would not be material to our financial position or results of operations.

Note 7.	Segments
      We consider our Michaels, Aaron Brothers, and Recollections stores and our Star Decorators Wholesale Warehouse operations to be our operating segments for purposes of determining reportable segments based on the criteria set forth in SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. We determined that our Michaels and Aaron Brothers operating segments have similar economic characteristics and meet the aggregation criteria in paragraph 17 of SFAS No. 131. Our Aaron Brothers operating segment does not meet the quantitative thresholds for separate disclosure set forth in SFAS No. 131, and, our Recollections stores and Star Decorators Wholesale Warehouse operations are immaterial for segment reporting purposes individually, and in the aggregate. Therefore, we combine all operating segments into one reporting segment.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Six Months Ended July 30, 2005
(Unaudited)
Note 7. Segments — (Continued)
      Our sales, operating income, and assets by country are as follows:

	Net Sales	Operating Income	Total Assets

	(In thousands)
Quarter ended July 30, 2005:
United States	$703,288	$55,534	$1,843,272
Canada	42,205	7,290	80,557

Consolidated Total	$745,493	$62,824	$1,923,829

Quarter ended July 31, 2004:
United States	$650,961	$43,113	$1,793,865
Canada	31,973	4,392	61,324

Consolidated Total	$682,934	$47,505	$1,855,189

Six months ended July 30, 2005:
United States	$1,480,188	$127,459	$1,843,272
Canada	86,321	12,836	80,557

Consolidated Total	$1,566,509	$140,295	$1,923,829

Six months ended July 31, 2004:
United States	$1,340,386	$90,767	$1,793,865
Canada	68,400	8,778	61,324

Consolidated Total	$1,408,786	$99,545	$1,855,189

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
Stock-Based Compensation
      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the time of grant. Pro forma disclosure is no longer an alternative. Our effective date for adoption of the provisions of SFAS No. 123(R) is January 29, 2006 (the first day of our fiscal year 2006); however, we are permitted to early adopt.
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

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the Six Months Ended July 30, 2005
(Unaudited)
Note 8. Recent Accounting Pronouncements — (Continued)
      We do not anticipate a material impact on our overall financial position or total cash flows, but SFAS No. 123(R) does require that we report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods following adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized for such excess tax deductions were $9.5 million and $2.3 million for the quarters ended July 30, 2005 and July 31, 2004, respectively, and $16.8 million and $9.8 million for the six months ended July 30, 2005 and July 31, 2004, respectively.
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
Disclosure Regarding Forward-Looking Information
      The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, estimates, and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005. Specific examples of forward-looking statements include, but are not limited to, statements regarding our future cash dividend policy, forecasts of financial performance, capital expenditures, working capital requirements, and stock repurchases. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•	our ability to remain competitive in the areas of merchandise quality, price, breadth of selection, customer service, and convenience;
•	our ability to anticipate and/or react to changes in customer demand and preferences for products and supplies used in creative activities and the related potential impact to merchandise inventories in categories that represent a significant portion of our business;
•	changes in consumer confidence resulting in a reduction in consumer spending on items perceived to be discretionary;
•	the execution and management of our store growth, including new concepts, the impact of new competitor stores in locations near our existing stores, and the availability of acceptable real estate locations for new store openings;
•	the effective optimization and maintenance of our perpetual inventory and automated replenishment systems and related impacts to inventory levels;
•	the identification and implementation of enhancements to our supply chain to enable us to distribute additional SKUs through our distribution centers;
•	delays in the receipt of merchandise ordered from our suppliers due to delays in connection with either the manufacture or shipment of such merchandise;
•	transportation delays (including dock strikes and other work stoppages) and increases in transportation costs due to fuel surcharges and transportation regulations;
•	restrictive actions by foreign governments or changes in United States laws and regulations affecting imports or domestic distribution;
•	significant increases in inflation or commodity prices, such as petroleum, natural gas, steel, and paper, which may adversely affect our costs, including cost of merchandise;
•	significant increases in tariffs or duties levied on imports which may limit the availability of certain merchandise from our foreign suppliers;
•	changes in political, economic, and social conditions;
•	significant fluctuations in exchange rates;
•	financial difficulties of any of our key vendors, suppliers, and service providers;
•	the design and implementation of new management information systems as well as the maintenance and enhancement of existing systems, particularly in light of our continued store growth and the addition of new concepts;
•	our ability to maintain the security of electronic and other confidential information;
•	our ability to comply with the terms and restrictions of our Credit Agreement;

•	our ability to attract and retain qualified personnel to successfully execute our operating plans;
•	the seasonality of the retail business; and
•	other factors as set forth in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005, particularly in “Critical Accounting Policies and Estimates” and “Risk Factors,” and in our other Securities and Exchange Commission filings.

      We intend these forward-looking statements to speak only as of the time of filing this Quarterly Report on Form 10-Q and do not undertake to update or revise them as more information becomes available.
General
      All references herein to “fiscal 2005” relate to the 52 weeks ending January 28, 2006 and all references to “fiscal 2004” relate to the 52 weeks ended January 29, 2005. In addition, all references herein to “the second quarter of fiscal 2005” and “the first six months of fiscal 2005” relate to the 13 and 26 weeks ended July 30, 2005 and all references to “the second quarter of fiscal 2004” and “the first six months of fiscal 2004” relate to the 13 and 26 weeks ended July 31, 2004.
      The following table sets forth certain of our unaudited operating data (dollar amounts in thousands):

	Quarter Ended		Six Months Ended

	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004

Michaels stores:
Retail stores open at beginning of period	857	818	844	804
Retail stores opened during the period	13	9	27	23
Retail stores opened (relocations) during the period	3	10	11	22
Retail stores closed during the period	—	—	(1)	—
Retail stores closed (relocations) during the period	(3)	(10)	(11)	(22)

Retail stores open at end of period	870	827	870	827
Aaron Brothers stores:
Retail stores open at beginning of period	165	158	164	158
Retail stores opened during the period	—	3	1	3
Retail stores closed during the period	—	(1)	—	(1)

Retail stores open at end of period	165	160	165	160
Recollections stores:
Retail stores open at beginning of period	9	2	8	2
Retail stores opened during the period	2	3	3	3

Retail stores open at end of period	11	5	11	5
Star Wholesale stores:
Wholesale stores open at beginning of period	4	3	3	3
Wholesale stores opened during the period	—	—	1	—

Wholesale stores open at end of period	4	3	4	3

Total store count at end of period	1,050	995	1,050	995

Other operating data:
Average inventory per Michaels store(1)	$1,154	$1,079	$1,154	$1,079
Comparable store sales increase(2)	4.2%	5.5%	6.1%	5.7%

(1)	Average inventory per Michaels store calculation excludes our Aaron Brothers, Recollections, and Star Wholesale stores.
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

	Quarter Ended		Six Months Ended

	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	62.1	62.3	62.5	63.3

Gross profit	37.9	37.7	37.5	36.7
Selling, general, and administrative expense	29.3	30.3	28.2	29.3
Store pre-opening costs	0.2	0.4	0.3	0.3

Operating income	8.4	7.0	9.0	7.1
Interest expense	2.1	0.8	1.3	0.8
Other (income) and expense, net	(0.4)	(0.1)	(0.3)	(0.1)

Income before income taxes	6.7	6.3	8.0	6.4
Provision for income taxes	2.6	2.4	3.1	2.4

Net income	4.1%	3.9%	4.9%	4.0%

Quarter Ended July 30, 2005 Compared to the Quarter Ended July 31, 2004
      Net Sales—Net sales for the second quarter of fiscal 2005 increased $62.6 million, or 9.2%, over the second quarter of fiscal 2004. At the end of the second quarter of fiscal 2005, we operated 870 Michaels, 165 Aaron Brothers, 11 Recollections, and four Star Wholesale stores. The results for the second quarter of fiscal 2005 include sales from 49 Michaels, five Aaron Brothers, six Recollections, and one Star Wholesale store that were opened during the 12-month period ended July 30, 2005, more than offsetting lost sales from the closure of six Michaels stores during the same period. Comparable store sales accounted for $28.2 million of the increase in net sales and sales at our new stores (net of closures) opened since the second quarter of fiscal 2004 accounted for the remaining increase of $34.4 million.
      Comparable store sales increased 4.2% in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004, reflecting increases in the average ticket of 2.4%, customer traffic of 1.4%, and custom framing deliveries of 0.4%. A favorable currency translation, due to the stronger Canadian dollar, contributed approximately 0.4% to the average ticket increase for the quarter. Comparable store sales growth was strongest in our Jewelry and Beading, Paper-crafting, Foam and Yarn categories. Our ability to continue to generate comparable store sales increases is dependent, in part, on our ability to continue to maintain store in-stock positions on the top-selling items, to properly allocate merchandise to our stores, to effectively execute our pricing and sales promotion efforts, to anticipate customer demand and trends in the arts and crafts industry, and to respond to competitors’ activities.
      Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $37.6 million primarily due to increased sales from a 5.5% increase in the number of stores operated in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004, as well as a 4.2% comparable store sales increase.
      Cost of sales and occupancy expense, as a percentage of net sales, decreased approximately 20 basis points in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004. This decrease was primarily a result of improved merchandise margins driven by a 1.3% increase in sales of regular priced merchandise as a percentage of total sales combined with improved margins on clearance merchandise, partially offset by higher occupancy costs compared to last year, due primarily to remodeling costs associated with the Perfect Store project. Due to planned promotional activities, recent trends in sales of regular priced merchandise as a percentage of our overall sales may not be indicative of future performance.
      Selling, General, and Administrative Expense—Selling, general, and administrative expense was $218.0 million, or 29.3% of net sales, in the second quarter of fiscal 2005 compared to $207.2 million, or 30.3% of net sales, in the second quarter of fiscal 2004. The expense increase was primarily due to an increase in the number of stores we operated compared to last year, in particular, store operating expenses and advertising expenses totaling approximately $7.7 million of the overall $10.8 million increase.
      As a percentage of net sales, selling, general, and administrative expenses decreased approximately 100 basis points due to a reduction in store personnel costs over the prior year. Store personnel costs decreased approximately 140 basis points primarily due to the recognition of additional insurance expenses totaling $9.4 million during the second quarter of fiscal 2004 related to the deteriorating financial condition of a previous insurance carrier and higher workers’ compensation expenses. During the second quarter of fiscal 2005, a portion of the favorability to last year was partially offset by an incremental increase in store payroll.
      Operating Income—As a result of the improved merchandise margins and the favorable comparison to the workers’ compensation and insurance expenses from the second quarter of fiscal 2004, operating income increased from $47.5 million, or 7.0% of sales, in the second quarter of fiscal 2004 to $62.8 million, or 8.4% of sales, in the second quarter of fiscal 2005. We estimate that our operating margins will increase approximately 80– 100 basis points in the third quarter and approximately 150– 200 basis points in the fourth quarter, primarily due to gross margin expansion with increased sales of our basic assortments and improved sell-through on seasonal merchandise. The expected gross margin expansion will be partially offset by incremental investments in store-level staffing and our advertising program.
      Interest Expense—Interest expense increased from $5.1 million in the second quarter of fiscal 2004 to $15.5 million during the second quarter of fiscal 2005. During the second quarter of fiscal 2005, we recognized a pre-tax charge to earnings of approximately $12.1 million related to the redemption of our 9 1/4% Senior Notes. The charge was comprised of $9.3 million for the call premium and $2.8 million for unamortized debt costs associated with the Senior Notes. As a result of the early redemption, we will no longer incur interest expense in connection with the Senior Notes.
      Provision for Income Taxes—The effective tax rate was 38.0% for the second quarter of fiscal 2005 and 38.25% for the second quarter of fiscal 2004.
      Net Income—As a result of the above, net income for the second quarter of fiscal 2005 increased 15.2% to $30.8 million, or $0.22 per diluted share, from $26.7 million, or $0.19 per diluted share, for the second quarter of fiscal 2004.

Six Months Ended July 30, 2005 Compared to the Six Months Ended July 31, 2004
      Net Sales—Net sales for the first six months of fiscal 2005 increased $157.7 million, or 11.2%, over the first six months of fiscal 2004. Comparable store sales accounted for $84.7 million of the increase in net sales and sales at our new stores (net of closures) opened since the first six months of fiscal 2004 accounted for the remaining increase of $73.0 million.
      Comparable store sales increased 6.1% in first six months of fiscal 2005 compared to the first six months of fiscal 2004, reflecting increases in customer traffic of 3.2%, average ticket of 2.4%, and custom framing deliveries of 0.5%. Comparable store sales growth was strongest in our Yarn, Jewelry and Beading, Foam and Paper-crafting categories.
      Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $88.3 million primarily due to increased sales from a 5.5% increase in the number of stores operated in the first six months of fiscal 2005 compared to first six months of fiscal 2004, as well as a 6.1% comparable store sales increase.
      Cost of sales and occupancy expense, as a percentage of net sales, decreased approximately 80 basis points in the first six months of fiscal 2005 compared to the first six months of fiscal 2004. This decrease was primarily a result of improved merchandise margins driven by a 1.5% increase in sales of regular priced merchandise as a percentage of total sales and a decrease in clearance markdowns, partially offset by a deleveraging of occupancy costs.
      Selling, General, and Administrative Expense—Selling, general, and administrative expense was $442.5 million, or 28.2% of net sales, in the first six months of fiscal 2005 compared to $412.9 million, or 29.3% of net sales, in the first six months of fiscal 2004. The expense increase was primarily due to an increase in the number of stores we operated compared to last year, in particular, store personnel costs, store operating expenses, and advertising expenses totaling approximately $24.3 million of the overall $29.6 million increase.
      As a percentage of net sales, store personnel costs decreased approximately 120 basis points primarily due to the recognition of additional insurance expenses during the second quarter of fiscal 2004 related to the deteriorating financial condition of a previous insurance carrier and for higher workers compensation expenses.
      Operating Income—As a result of the improved merchandise margins and the favorable comparison to the workers’ compensation and insurance expenses from the first six months of fiscal 2004, operating income increased from $99.5 million, or 7.1% of sales, in the first six months of fiscal 2004 to $140.3 million, or 9.0% of sales, in the second quarter of fiscal 2005. We estimate that our operating margins for the second half of fiscal 2005 will increase approximately 110– 160 basis points, primarily due to gross margin expansion with increased sales of our basic assortments and improved sell-through on seasonal merchandise. The expected gross margin expansion will be partially offset by incremental investments in store-level staffing and our advertising program.
      Interest Expense—Interest expense increased from $10.4 million in the first six months of fiscal 2004 to $20.6 million during the first six months of fiscal 2005. During the second quarter of fiscal 2005, we recognized a pre-tax charge to earnings of approximately $12.1 million related to the redemption of our 9 1/4% Senior Notes. The charge was comprised of $9.3 million for the call premium and $2.8 million for unamortized debt costs associated with the Notes. As a result of the early redemption, we will no longer incur interest expense in connection with the Senior Notes.
      Provision for Income Taxes—The effective tax rate was 38.0% for the first six months of fiscal 2005 and 38.25% for the first six months of fiscal 2004.
      Net Income—As a result of the above, net income for the first six months of fiscal 2005 increased 37.9% to $77.3 million, or $0.56 per diluted share, from $56.1 million, or $0.40 per diluted share, for the first six months of fiscal 2004.
Liquidity and Capital Resources
      Our cash and equivalents decreased $353.0 million, or 65.9%, from $535.9 million at the end of fiscal 2004 to $182.9 million at the end of the second quarter of fiscal 2005 primarily as result of our early redemption of the Senior Notes and strategic incremental purchases of merchandise inventory. Compared to the end of the second quarter of fiscal 2004, cash and equivalents decreased $74.5 million, or 28.9%, primarily because of our early redemption of the Senior Notes, the incremental investment in merchandise inventory in preparation for the fourth quarter holiday selling season, and the repurchases of our Common Stock; all of the above were partially offset by our net income.
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

Cash Flow from Operating Activities
      Cash flow used in operating activities during the first six months of fiscal 2005 was $67.1 million compared to cash provided by operating activities of $69.2 million during the first six months of fiscal 2004. The increased use of cash of $136.3 million was primarily due to a strategic incremental investment in higher growth inventory categories, net of accounts payable.
      Inventories per Michaels store (including warehouse inventory) increased 6.9% from July 31, 2004 to July 30, 2005. During the second quarter of fiscal 2005, we redeployed our inventory from slower selling categories to ones demonstrating higher growth trends. Accordingly, we made incremental inventory investments in the Yarn category and Back to School program and additional inventory investments in support of our promotional feature space. As a result of these strategic investments, we now anticipate average inventory per Michaels store at the end of the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 to increase approximately 10%, with an approximate 5% increase in average inventory per Michaels store at the end of fiscal 2005.

Cash Flow from Investing Activities
      Cash flow used in investing activities was primarily the result of the following capital expenditure activities:

	Six Months Ended

	July 30,	July 31,
	2005(1)	2004(2)

	(In thousands)
New and relocated stores and stores not yet opened	$21,285	$27,067
Existing stores	16,482	7,892
Distribution system expansion	4,112	5,841
Information systems	11,973	9,196
Corporate and other	6,658	1,865

	$60,510	$51,861

(1)	In the first six months of fiscal 2005, we incurred capital expenditures related to the opening of 27 Michaels, one Aaron Brothers, three Recollections, and one Star Wholesale store, and the relocation of 11 Michaels stores.
(2)	In the first six months of fiscal 2004, we incurred capital expenditures related to the opening of 23 Michaels, three Aaron Brothers, and three Recollections stores, the relocation of 22 Michaels stores, and the completion of our New Lenox, Illinois distribution center.
      We anticipate capital expenditures for fiscal 2005 to be in the range of $105.0 million to $110.0 million. In fiscal 2005, we plan to open approximately 45 Michaels, two Aaron Brothers, three Recollections, and one Star Wholesale store, and relocate 18 Michaels stores.
      During the six months ended July 30, 2005, we liquidated our investment in a Massachusetts business trust for proceeds of approximately $50.6 million, which was classified as a short-term investment for the fiscal year ended January 29, 2005 and second quarter of fiscal 2004.

Cash Flow from Financing Activities
      Proceeds from the exercise of outstanding stock options have served as a source of cash for us, and we expect to receive proceeds from the exercise of outstanding stock options and options to be granted under our stock option plans in the future. Proceeds from the exercise of stock options were $25.8 million in the first six months of fiscal 2005 and $18.4 million in the first six months of fiscal 2004.
      Cash used for repurchases of our Common Stock increased $16.1 million from $55.1 million in the first six months of fiscal 2004 to $71.2 million in the first six months of fiscal 2005. The following table sets forth information regarding our Common Stock repurchase plans as of July 30, 2005:

	Shares		Shares
	Authorized for	Shares	Available for
	Repurchase	Repurchased	Repurchase

December 5, 2000 repurchase plan (variable portion)	72,510	(72,509)	1	(1)
February 2, 2004 repurchase plan	5,000,000	(5,000,000)	—	(2)
March 15, 2005 repurchase plan	3,000,000	(13,888)	2,986,112	(3)

	8,072,510	(5,086,397)	2,986,113

(1)	Our Board of Directors provided that proceeds of the exercise of options under our 2001 General Stock Option Plan may be used to repurchase shares under the 2000 repurchase plan and that the maximum number of shares authorized to be repurchased under the 2000 repurchase plan may be increased to the extent necessary to so use the proceeds from such option exercises. In fiscal 2004, we repurchased and subsequently retired 54,551 shares of our Common Stock at an average price of $27.03 per share. During the first six months of fiscal 2005, we repurchased and subsequently retired 17,958 shares of our Common Stock at an average price of $40.93 per share. The share repurchases were made using proceeds from exercises of stock options granted under the 2001 General Stock Option Plan that were exercised during fiscal 2004 and fiscal 2005.
(2)	In the first six months of fiscal 2005, we repurchased and subsequently retired approximately 1.9 million shares of our Common Stock authorized to be repurchased under the 2004 repurchase plan at an average price of $36.78 per share. As a result of these repurchases, and those made in the prior fiscal year, we exhausted our availability for further share repurchases under the 2004 repurchase plan.
(3)	On March 15, 2005, our Board of Directors authorized an additional repurchase plan for up to 3.0 million shares of our outstanding Common Stock. In the first six months of fiscal 2005, we repurchased and subsequently retired 13,888 shares of our Common Stock authorized to be repurchased under the 2005 repurchase plan at an average price of $41.22 per share. As a result of these repurchases, we have 2,986,112 shares available for repurchase as of July 30, 2005.
      As of August 19, 2005, we have a total of approximately 2.4 million shares available for repurchase. We anticipate that we will continue to repurchase shares of our Common Stock during the remainder of fiscal 2005. Under the agreements governing our outstanding indebtedness, we can only repurchase shares of our Common Stock if we maintain or comply with specified financial ratios and other covenants. We may also be restricted by regulations of the Securities and Exchange Commission from making future repurchases during certain time periods.
      We paid dividends of $0.10 per share and $0.06 per share during the quarters ended July 30, 2005 and July 31, 2004, respectively, and dividends of $0.17 and $0.12 per share during the six months ended July 30, 2005 and July 31, 2004, respectively. These dividends reflect the strength of our financial position and our Board of Directors’ commitment to encouraging long-term investment by a diverse stockholder base.
Debt
      In 2001, we issued $200 million in principal amount of 9 1/4% Senior Notes due July 1, 2009, which were unsecured and interest thereon was payable semi-annually on each January 1 and July 1. On July 1, 2005, we redeemed the Senior Notes at a price of $1,046.25 per $1,000 of principal amount. This early redemption resulted in a pre-tax charge of $12.1 million in the second quarter of fiscal 2005, which represents a combination of a $9.3 million call premium and $2.8 million of unamortized costs associated with the Senior Notes, which was recorded as interest expense.
      In October 2004, we signed an extension to our existing $200 million unsecured revolving bank credit facility with Fleet National Bank and other lending institutions, which now expires on April 30, 2006. The Credit Agreement requires us to maintain certain financial covenants and limits certain activities, including, among other things, levels of indebtedness, liens, investments, payments of dividends, Common Stock repurchases, mergers and acquisitions, and sales of assets. In addition to extending the term of the Credit Agreement, we obtained the consent of the lenders to permit the prepayment of the Senior Notes.
      We are in compliance with all terms and conditions of the Credit Agreement. No borrowings were outstanding under our Credit Agreement as of July 30, 2005, January 29, 2005, or July 31, 2004. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit Agreement ($21.2 million as of July 30, 2005).
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
Contractual Obligations
      Due to our early redemption of the Senior Notes, certain information presented in our table of contractual obligations in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005 materially changed. Specifically, the contractual obligations associated with our long-term debt and the interest on long-term debt were eliminated.
Recent Accounting Pronouncements
Stock-Based Compensation
      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the time of grant. Pro forma disclosure is no longer an alternative. Our effective date for adoption of the provisions of SFAS No. 123(R) is January 29, 2006 (the first day of our fiscal year 2006); however, we are permitted to early adopt.
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
      We do not anticipate a material impact on our overall financial position or total cash flows but SFAS No. 123(R) does require that we report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods following adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized in prior periods for such excess tax deductions were $9.5 million and $2.3 million for the quarters ended July 30, 2005 and July 31, 2004, respectively, and $16.8 million and $9.8 million for the six months ended July 30, 2005 and July 31, 2004, respectively.
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
      We typically invest cash balances in excess of operating requirements primarily in money market mutual funds and short-term interest-bearing securities, generally with maturities of 90 days or less. Due to the short-term nature of our investments, the fair value of our cash and equivalents at July 30, 2005 approximated carrying value. We have market risk exposure arising from changes in interest rates. The interest rates on the Credit Agreement are repriced frequently, at market prices, which would result in carrying amounts that approximate fair value. We had no borrowings outstanding under the Credit Agreement as of July 30, 2005.

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
Stockholder Class Actions
      On various dates between February 4, 2003 and March 25, 2003, 10 purported class action lawsuits were filed in the United States District Court for the Northern District of Texas, Dallas Division, against Michaels Stores, Inc. and certain of the current and former directors and officers of Michaels. All of these lawsuits were consolidated. The suits asserted various claims under Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934 related to actions prior to Michaels’ announcement on November 7, 2002, that, among other things, it had revised its outlook for the fourth fiscal quarter of 2002, adjusting downward its guidance for annual earnings per diluted share. The consolidated complaint charged that, prior to that announcement, Michaels and certain of the other defendants made misrepresentations and failed to disclose negative information about the financial condition of Michaels while the individual defendants were selling shares of Michaels common stock. On December 10, 2004, the Court granted the defendants’ motion to dismiss the consolidated complaint, dismissing certain allegations supporting the claims with prejudice. For those allegations that were not dismissed with prejudice, the Court allowed the plaintiffs to amend, which they did on January 14, 2005. In that amended consolidated complaint, the plaintiffs added a claim under Section 20A of the Securities Exchange Act of 1934 and repled their Sections 10(b) and 20(a) claims based on allegations similar to those in the original consolidated complaint. After the defendants moved to dismiss the amended consolidated complaint, the plaintiffs filed a notice of voluntary dismissal May 13, 2005. The Court issued an order on May 18, 2005 dismissing the case in its entirety without prejudice.
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
Clark Claim
      On July 13, 2005, Michael Clark, a former assistant manager and Lucinda Prouty, a former department manager in San Diego, California, commenced a proposed class action proceeding against Michaels Stores, Inc. on behalf of themselves and current and former hourly retail employees employed in California from July 13, 2001 to the present. The Clark suit was filed in the Superior Court of California, County of San Diego and alleges that we failed to pay overtime wages, provide meal and rest periods (or compensation in lieu thereof), and provide itemized employee wage statements. The Clark suit also alleges that this conduct was in breach of California’s unfair competition law. The plaintiffs seek injunctive relief, damages for unpaid overtime pay, meal break penalties, waiting time penalties, interest, and attorneys’ fees and costs. Under the Class Action Fairness Act, we intend to remove the case to federal court. We are in the early stages of our investigation; however, we believe that the Clark claim lacks merit and we intend to vigorously defend our interests.
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
      On December 5, 2000, our Board of Directors authorized the repurchase of up to 4.0 million shares of our outstanding Common Stock. By later resolutions, our Board of Directors provided that proceeds of the exercise of options under our 2001 General Stock Option Plan may be used to repurchase shares under the 2000 repurchase plan and that the maximum number of shares authorized to be repurchased under the 2000 repurchase plan may be increased to the extent necessary to so use the proceeds from such option exercises. On June 16, 2005, in connection with the adoption of our 2005 Incentive Compensation Plan, we permanently ceased granting options under the 2001 General Stock Option Plan. As of July 30, 2005, options to purchase 875,000 shares of Common Stock remain outstanding pursuant to prior grants under the 2001 General Stock Option Plan.
      On February 2, 2004, and March 15, 2005, our Board of Directors authorized the repurchase of up to 5.0 and 3.0 million shares of our outstanding Common Stock, respectively.

      The following table sets forth our repurchases of Common Stock for each fiscal month in the second quarter of fiscal 2005.
Issuer Purchases of Equity Securities

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares That
			Part of Publicly	May Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans
	Purchased(1)	per Share	Programs(1)	or Programs(2)

May 1, 2005 through May 28, 2005	—	$—	—	3,426,055
May 29, 2005 through July 2, 2005	—	—	—	3,426,055
July 3, 2005 through July 30, 2005	457,900	41.13	457,900	2,986,113

Total	457,900	$41.13	457,900	2,986,113

(1)	Repurchased and subsequently retired 17,958 shares under the variable portion of the 2000 repurchase plan, 426,054 shares under the 2004 repurchase plan, and 13,888 shares under the 2005 repurchase plan.
(2)	Under our 2000 repurchase plan, the Board of Directors authorized us to repurchase up to 4.0 million shares of our outstanding Common Stock, with the ability to increase the maximum number of shares authorized to be repurchased under the plan to the extent necessary to use the proceeds from stock options exercised under our 2001 General Stock Option Plan to make repurchases. We have used the entire 4.0 million share fixed portion of the authority originally provided in the 2000 repurchase plan. We have used the entire 5.0 million share authorization provided under the 2004 repurchase plan. As of July 30, 2005, we had 2,986,112 shares available for repurchase under the 2005 repurchase plan.

Item 4.	Submission of Matters to a Vote of Security Holders.
      Our 2005 Annual Meeting of Stockholders was held on June 16, 2005. The following items of business, as proposed in the Proxy Statement dated May 12, 2005, were presented to the stockholders:
Election of Directors
      The six director nominees, information with respect to which was set forth in the Proxy Statement under the caption titled “Proposal for Election of Directors,” were elected. The vote with respect to the election of these directors was as follows:

		Total Vote
		Withheld
	Total Vote for	for Each
	Each Director	Director

Charles J. Wyly, Jr.	123,319,698	2,111,873
Sam Wyly	123,217,336	2,214,235
Richard E. Hanlon	119,642,560	5,789,011
Richard C. Marcus	117,597,314	7,834,257
Liz Minyard	120,893,586	4,537,985
Cece Smith	124,170,454	1,261,117
      Each elected director will serve until the next annual meeting of stockholders or until his or her successor is duly elected and qualified or until the earlier of his or her resignation, death, or removal.
Ratification of the Selection of Our Independent Auditors
      The selection of Ernst & Young LLP as our independent auditors for fiscal 2005, information with respect to which was set forth in the Proxy Statement under the caption titled “Proposal for Ratification of the Selection of Our Independent Registered Public Accounting Firm,” was ratified. The vote with respect to this ratification was as follows:

For	124,951,982
Against	407,786
Abstentions	71,803

125,431,571

Approval of the 2005 Incentive Compensation Plan
      The proposal to approve a new incentive compensation plan, the description of which was set forth in the Proxy Statement under the caption titled “Proposal for the Approval of the Michaels Stores, Inc. 2005 Incentive Compensation Plan,” was passed. The vote with respect to this approval was as follows:

For	93,647,230
Against	20,595,098
Abstentions	233,402

114,475,730

Item 6.	Exhibits.
      (a) Exhibits:

10.1	Michaels Stores, Inc. 2005 Incentive Compensation Plan (previously filed as Exhibit 10.1 to Form 8-K, filed by Registrant on June 17, 2005, SEC File No. 001-09338).
10.2	Description of Compensation of Directors (previously filed as Exhibit 10.2 to Form 8-K, filed by Registrant on June 17, 2005, SEC File No. 001-09338).
10.3	Form of Stock Option Agreement relating to June 2005 Director Grants (previously filed as Exhibit 10.3 to Form 8-K, filed by Registrant on June 17, 2005, SEC File No. 001-09338).
31.1	Certifications of R. Michael Rouleau pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

MICHAELS STORES, INC.
SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAELS STORES, INC.

By:	/s/ Jeffrey N. Boyer

Jeffrey N. Boyer
Executive Vice President— Chief Financial Officer
(Principal Financial Officer)
Dated: September 2, 2005

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

10.1	Michaels Stores, Inc. 2005 Incentive Compensation Plan (previously filed as Exhibit 10.1 to Form 8-K, filed by Registrant on June 17, 2005, SEC File No. 001-09338).
10.2	Description of Compensation of Directors (previously filed as Exhibit 10.2 to Form 8-K, filed by Registrant on June 17, 2002, SEC File No. 001-09338).
10.3	Form of Stock Option Agreement relating to June 2005 Director Grants (previously filed as Exhibit 10.3 to Form 8-K, filed by Registrant on June 17, 2005, SEC File No. 001-09338).
31.1	Certifications of R. Michael Rouleau pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).