Form 10-Q
period 2005-10-29
MICHAELS STORES INC
filed 2005-12-05
CIK 740670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2005
OR
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Shares Outstanding as of
Title	November 29, 2005
Common Stock, par value $.10 per share	133,678,592

MICHAELS STORES, INC.
FORM 10-Q

MICHAELS STORES, INC.
Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 29,	January 29,	October 30,
	2005	2005	2004

ASSETS
Current assets:
Cash and equivalents	$112,517	$535,852	$222,171
Short-term investments	—	50,379	50,235
Merchandise inventories	1,214,504	936,395	1,096,400
Prepaid expenses and other	49,033	26,613	34,633
Deferred and prepaid income taxes	30,405	22,032	19,471

Total current assets	1,406,459	1,571,271	1,422,910

Property and equipment, at cost	990,171	913,174	863,421
Less accumulated depreciation	(571,554)	(506,193)	(469,867)

	418,617	406,981	393,554

Goodwill	115,839	115,839	115,839
Other assets	18,676	17,569	16,810

	134,515	133,408	132,649

Total assets	$1,959,591	$2,111,660	$1,949,113

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$253,034	$256,266	$257,023
Accrued liabilities and other	259,211	242,682	222,248
Income taxes payable	—	12,992	6,066

Total current liabilities	512,245	511,940	485,337

9 1/4% Senior Notes due 2009	—	200,000	200,000
Deferred income taxes	26,848	30,355	27,550
Other long-term liabilities	85,582	72,200	41,256

Total long-term liabilities	112,430	302,555	268,806

	624,675	814,495	754,143

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.10 par value, 2,000,000 shares authorized; none issued	—	—	—
Common Stock, $0.10 par value, 350,000,000 shares authorized; shares issued and outstanding of 134,800,844 at October 29, 2005, 135,726,717 at January 29, 2005, and 135,093,810 at October 30, 2004	13,480	13,573	13,509
Additional paid-in capital	386,330	451,449	438,850
Retained earnings	922,907	826,821	733,069
Accumulated other comprehensive income	12,199	5,322	9,542

Total stockholders’ equity	1,334,916	1,297,165	1,194,970

Total liabilities and stockholders’ equity	$1,959,591	$2,111,660	$1,949,113

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Quarter Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004

Net sales	$839,663	$799,905	$2,406,172	$2,208,691
Cost of sales and occupancy expense	511,545	504,236	1,491,084	1,395,492

Gross profit	328,118	295,669	915,088	813,199
Selling, general, and administrative expense	239,048	220,489	681,530	633,348
Store pre-opening costs	2,456	2,408	6,649	7,534

Operating income	86,614	72,772	226,909	172,317
Interest expense	229	5,042	20,819	15,439
Other (income) and expense, net	(3,039)	(1,077)	(8,088)	(2,743)

Income before income taxes	89,424	68,807	214,178	159,621
Provision for income taxes	33,982	26,319	81,388	61,055

Net income	$55,442	$42,488	$132,790	$98,566

Earnings per common share:
Basic	$0.41	$0.31	$0.98	$0.72

Diluted	$0.40	$0.31	$0.96	$0.71

Dividends per common share	$0.10	$0.07	$0.27	$0.19

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 29,	October 30,
	2005	2004

Operating activities:
Net income	$132,790	$98,566
Adjustments:
Depreciation	72,656	65,756
Amortization	292	294
Loss from early extinguishment of debt	12,136	—
Other	391	780
Changes in assets and liabilities:
Merchandise inventories	(278,109)	(203,477)
Prepaid expenses and other	(22,420)	(5,435)
Deferred income taxes and other	(4,871)	(3,342)
Accounts payable	(3,232)	84,315
Income taxes payable	(2,445)	16,917
Accrued liabilities and other	24,679	33,157
Other long-term liabilities	10,265	4,099

Net cash (used in) provided by operating activities	(57,868)	91,630

Investing activities:
Additions to property and equipment	(85,785)	(71,663)
Purchases of short-term investments	(226)	(50,235)
Sales of short-term investments	50,605	—
Net proceeds from sales of property and equipment	—	60

Net cash used in investing activities	(35,406)	(121,838)

Financing activities:
Repayment of Senior Notes	(209,250)	—
Proceeds from stock options exercised	32,285	28,595
Repurchase of Common Stock	(119,133)	(94,582)
Cash dividends paid to stockholders	(36,709)	(25,867)
Proceeds from issuance of Common Stock and other	2,746	2,408

Net cash used in financing activities	(330,061)	(89,446)

Net decrease in cash and equivalents	(423,335)	(119,654)
Cash and equivalents at beginning of period	535,852	341,825

Cash and equivalents at end of period	$112,517	$222,171

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended October 29, 2005
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other items, as disclosed) considered necessary for a fair presentation have been included. Because of the seasonal nature of our business, the results of operations for the quarter and nine months ended October 29, 2005 are not indicative of the results to be expected for the entire year.

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

All references herein to “fiscal 2005” relate to the 52 weeks ending January 28, 2006 and all references to “fiscal 2004” relate to the 52 weeks ended January 29, 2005. In addition, all references herein to “the third quarter of fiscal 2005” and “the first nine months of fiscal 2005” relate to the 13 and 39 weeks ended October 29, 2005 and all references to “the third quarter of fiscal 2004” and “the first nine months of fiscal 2004” relate to the 13 and 39 weeks ended October 30, 2004.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Nine Months Ended October 29, 2005
(Unaudited)

Note 2.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Quarter Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
	(In thousands, except per share data)

Numerator:
Net income	$55,442	$42,488	$132,790	$98,566

Denominator:
Denominator for basic earnings per common share-weighted average shares	135,395	135,550	135,729	136,138
Effect of dilutive securities:
Employee stock options	2,605	3,246	3,072	3,119

Denominator for diluted earnings per common share-weighted average shares adjusted for dilutive securities	138,000	138,796	138,801	139,257

Earnings per common share:
Basic	$0.41	$0.31	$0.98	$0.72

Diluted	$0.40	$0.31	$0.96	$0.71

Our purchase and subsequent retirement of 1.4 million and 3.3 million shares of our Common Stock in the third quarter and first nine months of fiscal 2005, respectively, reduced the number of weighted average shares outstanding by 650,000 and 1.4 million shares for the third quarter and first nine months of fiscal 2005, respectively. In addition, our purchase and subsequent retirement of 1.5 million shares and 3.6 million shares of our Common Stock in the third quarter and first nine months of fiscal 2004, respectively, reduced the number of weighted average shares outstanding by 565,000 and 2.7 million shares for the third quarter and first nine months of fiscal 2004, respectively.

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

Pro forma information regarding net income and earnings per common share, as required by the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, has been determined as if we had accounted for our employee stock options under the fair value method. For purposes

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Nine Months Ended October 29, 2005
(Unaudited)

Note 3.  Stock-Based Compensation (Continued)

of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting periods. Our pro forma information is as follows:

	Quarter Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004(1)	2005	2004(1)
	(In thousands, except per share data)

Net income, as reported	$55,442	$42,488	$132,790	$98,566
Stock-based employee compensation cost:
As if the fair value method were applied, net of income tax	8,019	6,233	14,619	12,266

Pro forma net income	$47,423	$36,255	$118,171	$86,300

Earnings per common share, as reported:
Basic	$0.41	$0.31	$0.98	$0.72

Diluted	$0.40	$0.31	$0.96	$0.71

Pro forma earnings per common share:
Basic	$0.35	$0.27	$0.87	$0.63

Diluted	$0.35	$0.26	$0.86	$0.62

Pro forma weighted average shares outstanding:
Basic	135,395	135,550	135,729	136,138
Diluted	137,270	138,012	137,716	138,304

(1)	The pro forma information for the quarter and nine months ended October 30, 2004 was revised based on the results of management’s review of prior years’ calculations. The effects on the pro forma information resulting from the difference between previously reported stock-based employee compensation cost, net of tax, and the revised presentation are as follows: for the third quarter of fiscal 2004, an increase in stock-based employee compensation cost, net of tax, with a corresponding decrease in pro forma net income of $1.2 million, an increase in pro forma diluted weighted average shares outstanding of 360,000, and a decrease in pro forma basic and diluted earnings per share of $0.01; for the nine months ended October 30, 2004, an increase in stock-based employee compensation cost, net of tax, with a corresponding decrease in pro forma net income of $254,000, an increase in pro forma diluted weighted average shares outstanding of 293,000, and a decrease in pro forma basic and diluted earnings per share of $0.01.

Note 4.	Debt

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

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Nine Months Ended October 29, 2005
(Unaudited)

Note 4.	Debt (Continued)

Credit Agreement

On November 18, 2005, we entered into a new five-year, $300 million senior unsecured credit facility with Bank of America, N.A. and other lenders. The new $300 million Credit Agreement replaced our existing $200 million revolving credit facility with Fleet National Bank and the other lenders, which we terminated immediately prior to entering into our new $300 million Credit Agreement. We were in compliance with all terms and conditions of our $200 million credit agreement through the termination date, and we did not incur any early termination penalties in connection with its termination. No borrowings were outstanding under our $200 million credit agreement as of October 29, 2005, January 29, 2005, or October 30, 2004. Borrowings available under our $200 million credit agreement were reduced by the aggregate amount of letters of credit outstanding, which was $21.2 million as of October 29, 2005.

Our new $300 million Credit Agreement provides for a committed line of credit of $300 million (with a provision for an increase, at our option on stated conditions, of up to a total of $400 million), a $250 million sublimit on the issuance of letters of credit, and a $25 million sublimit for borrowings in Euro, Sterling, Yen, Canadian Dollars, and other approved currencies. We may use borrowings under our new $300 million Credit Agreement for working capital and other general corporate purposes, including stock repurchases and permitted acquisitions. Our new $300 million Credit Agreement limits our ability to, among other things, create liens, engage in mergers, consolidations and certain other transactions, and requires us to adhere to certain consolidated financial covenants. Our obligations under our new $300 million Credit Agreement are guaranteed by Michaels Stores Procurement Company, Inc., our wholly owned subsidiary, and such other of our subsidiaries as may be necessary to cause the assets owned by us and our subsidiary guarantors to be 85% of our consolidated total assets. Borrowings available under our new $300 million Credit Agreement will be reduced by the aggregate amount of letters of credit outstanding.

Note 5.	Comprehensive Income

Our comprehensive income is as follows:

	Quarter Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
		(In thousands)

Net income	$55,442	$42,488	$132,790	$98,566
Other comprehensive income (loss):
Foreign currency translation adjustment and other	2,721	5,154	6,877	5,324

Comprehensive income	$58,163	$47,642	$139,667	$103,890

Note 6.	Legal Proceedings

Derivative Claims

On March 21, 2003, Julie Fathergill filed a purported stockholder derivative action, which is pending in the 192nd District Court for Dallas County, Texas. The lawsuit names certain former and current officers and directors, including all of Michaels’ current directors, as individual defendants and Michaels as a nominal defendant. The derivative action relates to actions prior to our announcement on November 7, 2002, that we had revised our outlook for the fourth fiscal quarter of 2002, adjusting downward guidance for annual

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Nine Months Ended October 29, 2005
(Unaudited)

Note 6.	Legal Proceedings (Continued)

earnings per diluted share. The plaintiff alleges that, prior to that announcement, certain of the defendants made misrepresentations and failed to disclose negative information about the financial condition of Michaels while the individual defendants were selling shares of Michaels Common Stock. The plaintiff asserts claims against the individual defendants for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. All of these claims are asserted derivatively on behalf of Michaels. On November 7, 2005, the Court entered a written order granting the defendants’ special exceptions and ordering that the case will be dismissed with prejudice unless the plaintiff amends her petition within 30 days to state an actionable claim against the defendants. We believe these claims are without merit and will vigorously oppose them.

On September 11, 2003, Leo J. Dutil filed a purported stockholder derivative action, which is pending in the United States District Court for the Northern District of Texas, Dallas Division. The lawsuit names certain former and current officers and directors as individual defendants and Michaels as a nominal defendant. In this derivative action, the plaintiff makes allegations of fact similar to those made in the Fathergill derivative lawsuit described above. The plaintiff asserts claims against the individual defendants for breach of fiduciary duty, misappropriation of confidential information, and contribution and indemnification. All of these claims are asserted derivatively on behalf of Michaels. We believe these claims are without merit and will vigorously oppose them.

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

Clark Claim

On July 13, 2005, Michael Clark, a former Michaels store assistant manager and Lucinda Prouty, a former Michaels store department manager in San Diego, California, commenced a proposed class action proceeding against Michaels Stores, Inc. on behalf of themselves and current and former hourly retail employees employed in California from July 13, 2001 to the present. The Clark suit was filed in the Superior Court of California, County of San Diego, and alleges that we failed to pay overtime wages, provide meal and rest periods (or compensation in lieu thereof), and provide itemized employee wage statements. The Clark suit also alleges that this conduct was in breach of California’s unfair competition law. The plaintiffs seek injunctive relief, damages for unpaid overtime pay, meal break penalties, waiting time penalties, interest, and attorneys’ fees and costs. Under the Class Action Fairness Act, we removed the case to federal court on

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Nine Months Ended October 29, 2005
(Unaudited)

Note 6.	Legal Proceedings (Continued)

August 5, 2005. We are in the early stages of our investigation; however, we believe that the Clark claim lacks merit, and we intend to vigorously defend our interests.

Morris Claim

On November 16, 2005, Geoffrey Morris, a former Aaron Brothers employee in San Diego, California, commenced a proposed class action proceeding against Aaron Brothers, Inc. on behalf of himself and current and former Aaron Brothers employees in California from November 16, 2001 to the present. The Morris suit was filed in the Superior Court of California, County of San Diego, and alleges that Aaron Brothers failed to pay overtime wages, reimburse the plaintiff for necessary expenses (including the cost of gas used in driving his car for business purposes), and provide adequate meal and rest breaks (or compensation in lieu thereof). The Morris suit also alleges that this conduct was in breach of California’s unfair competition law. With the exception of the meal and rest breaks claim, the claims are asserted on behalf of the putative class. The plaintiff seeks injunctive relief, damages for unpaid overtime pay, meal break penalties, waiting time penalties, interest, and attorneys’ fees and costs. We are in the early stages of our investigation; however, we believe that the Morris claim lacks merit, and we intend to vigorously defend our interests.

General

We are a defendant from time to time in lawsuits incidental to our business. Based on currently available information, we believe that resolution of all known contingencies is uncertain. There can be no assurance that future costs of such litigation would not be material to our financial position or results of operations.

Note 7.	Segments

We consider our Michaels, Aaron Brothers, and Recollections stores and our Star Decorators Wholesale operations to be our operating segments for purposes of determining reportable segments based on the criteria set forth in SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. We determined that our Michaels and Aaron Brothers operating segments have similar economic characteristics and meet the aggregation criteria in paragraph 17 of SFAS No. 131. Our Aaron Brothers operating segment does not meet the quantitative thresholds for separate disclosure set forth in SFAS No. 131, and our Recollections stores and Star Decorators Wholesale operations are immaterial for segment reporting purposes individually, and in the aggregate. Therefore, we combine all operating segments into one reporting segment.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Nine Months Ended October 29, 2005
(Unaudited)

Note 7.	Segments (Continued)

Our sales, operating income, and assets by country are as follows:

	Net Sales	Operating Income	Total Assets
	(In thousands)

Quarter ended October 29, 2005:
United States	$784,536	$77,463	$1,867,518
Canada	55,127	9,151	92,073

Consolidated Total	$839,663	$86,614	$1,959,591

Quarter ended October 30, 2004:
United States	$756,597	$68,964	$1,878,045
Canada	43,308	3,808	71,068

Consolidated Total	$799,905	$72,772	$1,949,113

Nine months ended October 29, 2005:
United States	$2,264,724	$204,922	$1,867,518
Canada	141,448	21,987	92,073

Consolidated Total	$2,406,172	$226,909	$1,959,591

Nine months ended October 30, 2004:
United States	$2,096,983	$159,731	$1,878,045
Canada	111,708	12,586	71,068

Consolidated Total	$2,208,691	$172,317	$1,949,113

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

Note 8.	Changes in Accounting Policies

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the time of grant. Pro forma disclosure will no longer be an alternative. Our effective date for adoption of the provisions of SFAS No. 123(R) is January 29, 2006 (the first day of our fiscal year 2006); however, we are permitted to early adopt.

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

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Nine Months Ended October 29, 2005
(Unaudited)

Note 8.	Changes in Accounting Policies (Continued)

We do not anticipate a material impact on our overall financial position or total cash flows, but
SFAS No. 123(R) does require that we report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods following adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized for such excess tax deductions were $2.1 million and $3.4 million for the quarters ended October 29, 2005 and October 30, 2004, respectively, and $18.9 million and $13.2 million for the nine months ended October 29, 2005 and October 30, 2004, respectively.

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

Currently, we value inventory at the lower of cost or market, with cost determined using a retail inventory method. This inventory method uses a broad store sampling process to estimate ending inventories valued at retail for all Michaels stores. These inventory values are used in our retail inventory calculation, which determines cost of sales and ending inventory using a single pool of inventory.

Subsequent to the implementation of our perpetual inventory system in fiscal 2004, we began evaluating the use of this system to value inventory for both operational and financial reporting purposes. During the third quarter of fiscal 2005, we determined that we would change our accounting method for valuing substantially all of our merchandise inventories from our current retail inventory method to the weighted average cost method. The weighted average cost method will utilize the newly available perpetual inventory records to value inventories at the lower of cost or market on a store-level SKU basis. We currently expect to adopt this new inventory accounting policy during the fourth quarter of fiscal 2005, but no later than the first quarter of fiscal 2006.

Assuming we adopt the change in accounting policy during the fourth quarter of fiscal 2005 under APB No. 20, Accounting Changes, we would record the cumulative effect of the change as of the beginning of fiscal year 2005 in accordance with SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The non-cash cumulative effect of this change in accounting principle on prior periods, and related reduction in our inventory balance, is currently estimated at approximately $140 million on a pre-tax basis. On an after-tax basis, the cumulative effect is currently estimated at approximately $87 million ($0.62 per diluted share). For fiscal 2005, cost of goods sold under the weighted average cost method is estimated to be approximately $15 million higher on a pre-tax basis, or $0.07 per diluted share on an after-tax basis, than under our current retail inventory method. The estimates of the beginning of fiscal 2005 cumulative effect of accounting change, reduction in inventory balance, and fiscal 2005 income statement effect are preliminary and may change materially. We are unable to compute a pro forma annual impact in any years prior to fiscal 2005 as the information required to value inventory on the weighted average cost method is not available for prior years.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Nine Months Ended October 29, 2005
(Unaudited)

Note 9.	Certain Issues Under the Securities Exchange Act of 1934

During the first quarter of fiscal 2005, we were informed by Charles J. Wyly, Jr. and Sam Wyly, who are the Chairman and Vice Chairman of our Board of Directors, respectively, that they have filed a report with the Securities and Exchange Commission under Section 13 of the Securities Exchange Act of 1934 with respect to Michaels securities held by certain non-U.S. trusts and subsidiaries. We understand that Charles Wyly and Sam Wyly and certain of their family members are direct or contingent beneficiaries of certain of those trusts. According to this report, Charles Wyly and Sam Wyly may be deemed the beneficial owners in the aggregate as of March 31, 2005 of 10,868,352 shares of Common Stock or 7.9% of the then-outstanding Common Stock. As a result of the Wylys’ filing, we included this ownership information in our proxy statement for the 2005 annual meeting of stockholders.

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

Disclosure Regarding Forward-Looking Information

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, estimates, and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005. Specific examples of forward-looking statements include, but are not limited to, statements regarding our future cash dividend policy, forecasts of financial performance, capital expenditures, working capital requirements, and stock repurchases. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•	our ability to remain competitive in the areas of merchandise quality, price, breadth of selection, customer service, and convenience;

•	our ability to anticipate and/or react to changes in customer demand and preferences for products and supplies used in creative activities and the related potential impact to merchandise inventories in categories that represent a significant portion of our business;

•	changes in consumer confidence resulting in a reduction in consumer spending on items perceived to be discretionary;

•	unexpected consumer responses to changes in promotional programs;

•	the execution and management of our store growth, including new concepts, the impact of new competitor stores in locations near our existing stores, and the availability of acceptable real estate locations for new store openings;

•	the effective optimization and maintenance of our perpetual inventory and automated replenishment systems and related impacts to inventory levels;

•	the identification and implementation of enhancements to our supply chain to enable us to distribute additional SKUs through our distribution centers;

•	delays in the receipt of merchandise ordered from our suppliers due to delays in connection with either the manufacture or shipment of such merchandise;

•	transportation delays (including dock strikes and other work stoppages) and increases in transportation costs due to fuel surcharges and transportation regulations;

•	restrictive actions by foreign governments or changes in United States laws and regulations affecting imports or domestic distribution;

•	significant increases in inflation or commodity prices, such as petroleum, natural gas, steel, and paper, which may adversely affect our costs, including cost of merchandise;

•	significant increases in tariffs or duties levied on imports which may limit the availability of certain merchandise from our foreign suppliers;

•	changes in political, economic, and social conditions;

•	significant fluctuations in exchange rates;

•	financial difficulties of any of our key vendors, suppliers, or service providers;

•	the design and implementation of new management information systems as well as the maintenance and enhancement of existing systems, particularly in light of our continued store growth and the addition of new concepts;

•	our ability to maintain the security of electronic and other confidential information;

•	our ability to establish effective internal controls over financial reporting for inventories and cost of sales under our proposed weighted average cost method;

•	our ability to comply with the terms and restrictions of our Credit Agreement;

•	our ability to attract and retain qualified personnel to successfully execute our operating plans;

•	the seasonality of the retail business; and

•	other factors as set forth in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005, particularly in “Critical Accounting Policies and Estimates” and “Risk Factors,” and in our other Securities and Exchange Commission filings.

We intend these forward-looking statements to speak only as of the time of filing this Quarterly Report on Form 10-Q and do not undertake to update or revise them as more information becomes available.

General

All references herein to “fiscal 2005” relate to the 52 weeks ending January 28, 2006 and all references to “fiscal 2004” relate to the 52 weeks ended January 29, 2005. In addition, all references herein to “the third quarter of fiscal 2005” and “the first nine months of fiscal 2005” relate to the 13 and 39 weeks ended October 29, 2005 and all references to “the third quarter of fiscal 2004” and “the first nine months of fiscal 2004” relate to the 13 and 39 weeks ended October 30, 2004.

The following table sets forth certain of our unaudited operating data (dollar amounts in thousands):

	Quarter Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004

Michaels stores:
Retail stores open at beginning of period	870	827	844	804
Retail stores opened during the period	19	22	46	45
Retail stores opened (relocations) during the period	7	8	18	30
Retail stores closed during the period	—	—	(1)	—
Retail stores closed (relocations) during the period	(7)	(8)	(18)	(30)

Retail stores open at end of period	889	849	889	849
Aaron Brothers stores:
Retail stores open at beginning of period	165	160	164	158
Retail stores opened during the period	1	4	2	7
Retail stores opened (relocations) during the period	—	1	—	1
Retail stores closed during the period	—	—	—	(1)
Retail stores closed (relocations) during the period	—	(1)	—	(1)

Retail stores open at end of period	166	164	166	164
Recollections stores:
Retail stores open at beginning of period	11	5	8	2
Retail stores opened during the period	—	3	3	6

Retail stores open at end of period	11	8	11	8
Star Wholesale stores:
Wholesale stores open at beginning of period	4	3	3	3
Wholesale stores opened during the period	—	—	1	—

Wholesale stores open at end of period	4	3	4	3

Total store count at end of period	1,070	1,024	1,070	1,024

Other operating data:
Average inventory per Michaels store(1)	$1,264	$1,213	$1,264	$1,213
Comparable store sales increase(2)	0.8%	0.9%	4.2%	3.9%

(1)	Average inventory per Michaels store calculation excludes our Aaron Brothers, Recollections, and Star Wholesale stores.
(2)	Comparable store sales increase represents the increase in net sales for stores open the same number of months in the indicated period and the comparable period of the previous year, including stores that were relocated or expanded during either period. A store is deemed to become comparable in its 14th month of operation in order to eliminate grand opening sales distortions. A store temporarily closed more than 2 weeks due to a catastrophic event is not considered comparable during the month it closed. If a store is closed longer than 2 weeks but less than 2 months, it becomes comparable in the month in which it reopens, subject to a mid-month convention. A store closed longer than 2 months becomes comparable in its 14th month of operation after its reopening.

Results of Operations

The following table sets forth the percentage relationship to net sales of each line item of our unaudited consolidated statements of income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes, contained herein.

	Quarter Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	60.9	63.0	62.0	63.2

Gross profit	39.1	37.0	38.0	36.8
Selling, general, and administrative expense	28.5	27.6	28.3	28.7
Store pre-opening costs	0.3	0.3	0.3	0.3

Operating income	10.3	9.1	9.4	7.8
Interest expense	—	0.6	0.8	0.7
Other (income) and expense, net	(0.3)	(0.1)	(0.3)	(0.1)

Income before income taxes	10.6	8.6	8.9	7.2
Provision for income taxes	4.0	3.3	3.4	2.7

Net income	6.6%	5.3%	5.5%	4.5%

Quarter Ended October 29, 2005 Compared to the Quarter Ended October 30, 2004

Net Sales—Net sales for the third quarter of fiscal 2005 increased $39.8 million, or 5.0%, over the third quarter of fiscal 2004. At the end of the third quarter of fiscal 2005, we operated 889 Michaels, 166 Aaron Brothers, 11 Recollections, and four Star Wholesale stores. The results for the third quarter of fiscal 2005 include sales from 46 Michaels, two Aaron Brothers, three Recollections, and one Star Wholesale store that were opened during the 12-month period ended October 29, 2005, more than offsetting lost sales from the closure of six Michaels stores during the same period. Comparable store sales accounted for $6.3 million of the increase in net sales, and sales at our new stores (net of closures) opened since the third quarter of fiscal 2004 accounted for the remaining increase of $33.5 million.

Comparable store sales increased 0.8% in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004, reflecting increases in the average ticket of 3.7% and custom framing deliveries of 0.3%, partially offset by a decline in customer transactions of 3.2%. A favorable currency translation, due to the stronger Canadian dollar, contributed approximately 0.4% to the average ticket increase for the quarter. Comparable store sales growth was strongest in our General Crafts, Custom Framing, Yarn, and Wedding and Ribbon categories. Our ability to continue to generate comparable store sales increases is dependent, in part, on our ability to continue to maintain store in-stock positions on the top-selling items, to properly allocate merchandise to our stores, to effectively execute our pricing and sales promotion efforts, to anticipate customer demand and trends in the arts and crafts industry, and to respond to competitors’ activities.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $7.3 million primarily due to a 4.5% increase in the number of stores operated in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004, as well as a 0.8% comparable store sales increase. These increases were partially offset by improved merchandise margins as more fully described in the following paragraph.

Cost of sales and occupancy expense, as a percentage of net sales, decreased approximately 210 basis points in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. This decrease was primarily a result of improved merchandise margins driven by an increase in sales of regular priced merchandise as a percentage of total sales, improved margins on regular and clearance merchandise, cost reductions as a result of improved merchandise sourcing, and improved efficiencies in our supply chain and vertical manufacturing operations. Occupancy costs were favorably impacted by the absence of approximately $2.0 million of costs associated with the closure of our Lexington, Kentucky distribution center and opening costs of a new distribution center in New Lennox, Illinois recorded during the third quarter of fiscal 2004. The decreases in expenses as a percentage of sales were partially offset by higher occupancy costs as a percentage of net sales compared to last year, due primarily to higher utilities and repairs and maintenance activities. Due to planned promotional activities, recent trends in sales of regular priced merchandise as a percentage of our overall sales may not be indicative of future performance.

Selling, General, and Administrative Expense—Selling, general, and administrative expense was $239.0 million, or 28.5% of net sales, in the third quarter of fiscal 2005 compared to $220.5 million, or 27.6% of net sales, in the third quarter of fiscal 2004. The expense increase was primarily due to an increase in the number of stores we operated compared to last year, in particular store operating expenses, totaling approximately $16.4 million of the overall $18.6 million increase.

As a percentage of net sales, selling, general, and administrative expenses increased approximately 90 basis points, with an increase in store personnel costs generating the majority of the increase. During the third quarter of fiscal 2005, we hired holiday seasonal labor earlier compared to last year in order to improve staffing for the holiday selling season. Also, administrative expenses were higher in the third quarter of fiscal 2005 due to increases in legal and professional fees and store and corporate bonus accruals.

Operating Income—As a result of the above, operating income increased from $72.8 million, or 9.1% of sales, in the third quarter of fiscal 2004 to $86.6 million, or 10.3% of sales, in the third quarter of fiscal 2005.

Interest Expense—Interest expense decreased from $5.0 million in the third quarter of fiscal 2004 to $229,000 during the third quarter of fiscal 2005. During the second quarter of fiscal 2005, we redeemed our 9 1/4% Senior Notes, and, as a result of the early redemption, we did not incur interest expense associated with the Senior Notes in the third quarter of fiscal 2005 and will no longer incur interest expense in connection with the Senior Notes.

Other Income—Other income increased from $1.1 million in the third quarter of fiscal 2004 to $3.0 million during the third quarter of fiscal 2005. This increase was due to a $2.2 million settlement related to the Visa Check/MasterMoney Antitrust Litigation.

Provision for Income Taxes—The effective tax rate was 38.0% for the third quarter of fiscal 2005 and 38.25% for the third quarter of fiscal 2004.

Net Income—As a result of the above, net income for the third quarter of fiscal 2005 increased 30.5% to $55.4 million, or $0.40 per diluted share, from $42.5 million, or $0.31 per diluted share, for the third quarter of fiscal 2004.

Nine Months Ended October 29, 2005 Compared to the Nine Months Ended October 30, 2004

Net Sales—Net sales for the first nine months of fiscal 2005 increased $197.5 million, or 8.9%, over the first nine months of fiscal 2004. A comparable store sales increase of 4.2% accounted for $91.0 million of the increase in net sales, and sales at our new stores (net of closures) opened since the first nine months of fiscal 2004 accounted for the remaining increase of $106.5 million.

The comparable store sales increase of 4.2% in first nine months of fiscal 2005 compared to the first nine months of fiscal 2004, reflected increases in the average ticket of 2.8%, customer transactions of 0.9%, and custom framing deliveries of 0.5%. Comparable store sales growth was strongest in our General Crafts, Needlework and Yarn, Art, and Wedding and Ribbon departments.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $95.6 million primarily due to a 4.5% increase in the number of stores operated in the first nine months of fiscal 2005 compared to first nine months of fiscal 2004, as well as a 4.2% comparable store sales increase.

Cost of sales and occupancy expense, as a percentage of net sales, decreased approximately 120 basis points in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. This decrease was primarily a result of improved merchandise margins driven by an increase in sales of regular priced merchandise as a percentage of total sales, improved margins on regular and clearance merchandise, cost reductions as a result of improved merchandise sourcing, and improved efficiencies in our supply chain and vertical manufacturing operations. Costs of sales was also favorably impacted by the absence of $3.8 million of costs associated with the closure of our Lexington, Kentucky distribution center and opening costs of a new distribution center in New Lennox, Illinois recorded during the third quarter of fiscal 2004. The decreases in expenses as a percentage of net sales were partially offset by higher occupancy costs compared to last year, due primarily to remodeling costs associated with the Perfect Store project.

Selling, General, and Administrative Expense—Selling, general, and administrative expense was $681.5 million, or 28.3% of net sales, in the first nine months of fiscal 2005 compared to $633.3 million, or 28.7% of net sales, in the first nine months of fiscal 2004. The expense increase was primarily due to an increase in the number of stores we operated compared to last year, in particular, store personnel costs, store operating expenses, and advertising expenses, totaling approximately $39.2 million of the overall $48.1 million increase.

As a percentage of net sales, selling, general and administrative expenses decreased approximately 40 basis points primarily due to lower workers’ compensation insurance expense, partially offset by higher store compensation and other store operating costs. Included in the first nine months of fiscal 2004 was a $4.9 million pre-tax charge related to the deteriorating financial condition of a previous insurance carrier.

Operating Income—As a result of the above, operating income increased from $172.3 million, or 7.8% of sales, in the first nine months of fiscal 2004 to $226.9 million, or 9.4% of sales, in the first nine months of fiscal 2005.

Interest Expense—Interest expense increased from $15.4 million in the first nine months of fiscal 2004 to $20.8 million during the first nine months of fiscal 2005. During the second quarter of fiscal 2005, we recognized a pre-tax charge of approximately $12.1 million related to the redemption of our 9 1/4% Senior Notes. The charge was comprised of $9.3 million for the call premium and $2.8 million for unamortized debt costs associated with the Notes. These charges were partially offset by the reduction in the Senior Notes interest expense subsequent to their redemption. As a result of the early redemption, we will no longer incur interest expense in connection with the Senior Notes.

Other Income—Other income increased from $2.7 million in the first nine months of fiscal 2004 to $8.1 million during the first nine months of fiscal 2005. The increase was due to increased interest income from higher cash balances during the first nine months of fiscal 2005 as compared the first nine months of fiscal 2004, as well as a $2.2 million settlement related to the Visa Check/MasterMoney Antitrust Litigation.

Provision for Income Taxes—The effective tax rate was 38.0% for the first nine months of fiscal 2005 and 38.25% for the first nine months of fiscal 2004.

Net Income—As a result of the above, net income for the first nine months of fiscal 2005 increased 34.7% to $132.8 million, or $0.96 per diluted share, from $98.6 million, or $0.71 per diluted share, for the first nine months of fiscal 2004.

Liquidity and Capital Resources

Our cash and equivalents decreased $423.3 million, or 79.0%, from $535.9 million at the end of fiscal 2004 to $112.5 million at the end of the third quarter of fiscal 2005 primarily as result of our early redemption of the Senior Notes, repurchases of our Common Stock, and incremental purchases of merchandise inventory. Compared to the end of the third quarter of fiscal 2004, cash and equivalents decreased $109.7 million, or 49.4%, primarily because of our early redemption of the Senior Notes, the incremental investment in merchandise inventory in preparation for the fourth quarter holiday selling season, and the repurchases of our Common Stock, partially offset by our net income.

We require cash principally for day-to-day operations and to finance capital investments, inventory for new stores, inventory replenishment for existing stores, and seasonal working capital needs. In recent years, we have financed our operations, new store openings, Common Stock repurchases, dividend payments, and other capital investments with cash from operations and proceeds from stock option exercises. We expect that cash from operations and proceeds from stock option exercises will be sufficient to fund our anticipated cash requirements. In addition, borrowings under our new Credit Agreement may be an additional source of cash for us to finance future growth, inventory purchases, and other capital investments.

Cash Flow from Operating Activities

Cash flow used in operating activities during the first nine months of fiscal 2005 was $57.9 million compared to cash provided by operating activities of $91.6 million during the first nine months of fiscal 2004. The increased use of cash of $149.5 million was primarily due to a incremental investment in higher growth inventory categories, net of accounts payable.

Inventories per Michaels store (including warehouse inventory) increased 4.2% from October 30, 2004 to October 29, 2005. During the third quarter of fiscal 2005, we continued to redeploy our inventory from slower selling categories to ones demonstrating higher growth trends. Accordingly, we made incremental inventory investments in Yarn and Gift Giving categories in preparation for the fall and holiday selling season. We now anticipate average inventory per Michaels store at the end of fiscal 2005 compared to the end of fiscal 2004 to increase approximately 3% to 5%.

Cash Flow used in Investing Activities

Cash flow used in investing activities was primarily the result of the following capital expenditure activities:

	Nine Months Ended
	October 29,	October 30,
	2005(1)	2004(2)
	(In thousands)

New and relocated stores and stores not yet opened	$31,725	$41,296
Existing stores	23,489	8,270
Distribution system expansion	4,839	6,998
Information systems	17,485	11,917
Corporate and other	8,247	3,182

	$85,785	$71,663

(1)	In the first nine months of fiscal 2005, we incurred capital expenditures related to the opening of 46 Michaels, two Aaron Brothers, three Recollections, and one Star Wholesale store, and the relocation of 18 Michaels stores. Capital expenditures for existing stores for the first nine months of fiscal 2005 increased $15.2 million over the first nine months of fiscal 2004 primarily due to incremental expenditures associated with the Perfect Store concept and new radio frequency guns for our stores.
(2)	In the first nine months of fiscal 2004, we incurred capital expenditures related to the opening of 45 Michaels, seven Aaron Brothers, and six Recollections stores, the relocation of 30 Michaels and one Aaron Brothers store, and the completion of our New Lenox, Illinois distribution center.

We anticipate capital expenditures for fiscal 2005 to be in the range of $105 million to $110 million. At the end of the third quarter of fiscal 2005, we completed our fiscal 2005 store opening and relocation activities.

During the nine months ended October 29, 2005, we liquidated our investment in a Massachusetts business trust for proceeds of approximately $50.6 million, which was classified as a short-term investment for the fiscal year ended January 29, 2005 and third quarter of fiscal 2004.

Cash Flow used in Financing Activities

Proceeds from the exercise of outstanding stock options have served as a source of cash for us, and we expect to receive proceeds from the exercise of outstanding stock options, as well as options to be granted under our stock option plans in the future. Proceeds from the exercise of stock options were $32.3 million in the first nine months of fiscal 2005 and $28.6 million in the first nine months of fiscal 2004.

Cash used for repurchases of our Common Stock increased $24.5 million from $94.6 million in the first nine months of fiscal 2004 to $119.1 million in the first nine months of fiscal 2005. The following table sets forth information regarding our Common Stock repurchase plans as of October 29, 2005:

	Shares		Shares
	Authorized for	Shares	Available for
	Repurchase	Repurchased	Repurchase

December 5, 2000 repurchase plan (variable portion)	72,510	(72,509)	1	(1)
February 2, 2004 repurchase plan	5,000,000	(5,000,000)	—	(2)
March 15, 2005 repurchase plan	3,000,000	(1,394,488)	1,605,512	(3)

	8,072,510	(6,466,997)	1,605,513

(1)	Our Board of Directors provided that proceeds of the exercise of options under our 2001 General Stock Option Plan may be used to repurchase shares under the 2000 repurchase plan and that the maximum number of shares authorized to be repurchased under the 2000 repurchase plan may be increased to the extent necessary to so use the proceeds from such option exercises. In fiscal 2004, we repurchased and subsequently retired 54,551 shares of our Common Stock at an average price of $27.03 per share. During the first nine months of fiscal 2005, we repurchased and subsequently retired 17,958 shares of our Common Stock at an average price of $40.93 per share. The share repurchases were made using proceeds from exercises of stock options granted under the 2001 General Stock Option Plan that were exercised during fiscal 2004 and fiscal 2005.
(2)	In the first nine months of fiscal 2005, we repurchased and subsequently retired approximately 1.9 million shares of our Common Stock authorized to be repurchased under the 2004 repurchase plan at an average price of $36.78 per share. As a result of these repurchases, and those made in the prior fiscal year, we exhausted our availability for further share repurchases under the 2004 repurchase plan.
(3)	On March 15, 2005, our Board of Directors authorized an additional repurchase plan for up to 3.0 million shares of our outstanding Common Stock. In the first nine months of fiscal 2005, we repurchased and subsequently retired approximately 1.4 million shares of our Common Stock authorized to be repurchased under the 2005 repurchase plan at an average price of $34.79 per share. As a result of these repurchases, we had 1,605,512 shares available for repurchase under the 2005 repurchase plan as of October 29, 2005.

Subsequent to the end of the third quarter of fiscal 2005, we repurchased an additional 1,267,800 shares for a total cost, including commissions, of $43.4 million, or $34.20 per share. As a result of these subsequent repurchases, as of November 22, 2005, we have a total of approximately 340,000 shares available for repurchase. We anticipate that we will continue to repurchase shares of our Common Stock during the remainder of fiscal 2005. However, we may be restricted by regulations of the Securities and Exchange Commission from making future repurchases during certain time periods.

We paid dividends of $0.10 per share and $0.07 per share during the quarters ended October 29, 2005 and October 30, 2004, respectively, and dividends of $0.27 and $0.19 per share during the nine months ended October 29, 2005 and October 30, 2004, respectively. These dividends reflect the strength of our financial position and our Board of Directors’ commitment to encouraging long-term investment by a diverse stockholder base.

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

On November 18, 2005, we entered into a new five-year, $300 million senior unsecured credit facility with Bank of America, N.A. and other lenders. The new $300 million Credit Agreement replaced our existing

$200 million revolving credit facility with Fleet National Bank and the other lenders, which we terminated immediately prior to entering into our new $300 million Credit Agreement. We were in compliance with all terms and conditions of our $200 million credit agreement through the termination date, and we did not incur any early termination penalties in connection with its termination. No borrowings were outstanding under our $200 million credit agreement as of October 29, 2005, January 29, 2005, or October 30, 2004. Borrowings available under our $200 million credit agreement were reduced by the aggregate amount of letters of credit outstanding, which was $21.2 million as of October 29, 2005.

Our new $300 million Credit Agreement provides for a committed line of credit of $300 million (with a provision for an increase, at our option on stated conditions, of up to a total of $400 million), a $250 million sublimit on the issuance of letters of credit, and a $25 million sublimit for borrowings in Euro, Sterling, Yen, Canadian Dollars, and other approved currencies. We may use borrowings under our new $300 million Credit Agreement for working capital and other general corporate purposes, including stock repurchases and permitted acquisitions. Our new $300 million Credit Agreement limits our ability to, among other things, create liens, engage in mergers, consolidations and certain other transactions, and requires us to adhere to certain consolidated financial covenants. Our obligations under our new $300 million Credit Agreement are guaranteed by Michaels Stores Procurement Company, Inc., our wholly owned subsidiary, and such other of our subsidiaries as may be necessary to cause the assets owned by us and our subsidiary guarantors to be 85% of our consolidated total assets. Borrowings available under our new $300 million Credit Agreement will be reduced by the aggregate amount of letters of credit outstanding.

General

We believe that our available cash, funds generated by operating activities, funds available under our new Credit Agreement, and proceeds from the exercise of stock options will be sufficient to fund planned capital expenditures, working capital requirements, and any anticipated dividend payments and stock repurchases for the foreseeable future. In addition, borrowings under our new Credit Agreement may be an additional source of cash for us to finance future growth, inventory purchases, and other capital investments.

Contractual Obligations

Due to our early redemption of the Senior Notes, certain information presented in our table of contractual obligations in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005 materially changed. Specifically, the contractual obligations associated with our long-term debt and the interest on long-term debt were eliminated.

Recent Accounting Pronouncements

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the time of grant. Pro forma disclosure will no longer be an alternative. Our effective date for adoption of the provisions of SFAS No. 123(R) is January 29, 2006 (the first day of our fiscal year 2006); however, we are permitted to early adopt.

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

We do not anticipate a material impact on our overall financial position or total cash flows but SFAS No. 123(R) does require that we report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods following adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized in prior periods for such excess tax deductions were $2.1 million and $3.4 million for the quarters ended October 29, 2005 and October 30, 2004, respectively, and $18.9 million and $13.2 million for the nine months ended October 29, 2005 and October 30, 2004, respectively.

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

Proposed Change in Accounting for Merchandise Inventories

Currently, we value inventory at the lower of cost or market, with cost determined using a retail inventory method. This inventory method uses a broad store sampling process to estimate ending inventories valued at retail for all Michaels stores. These inventory values are used in our retail inventory calculation, which determines cost of sales and ending inventory using a single pool of inventory.

Subsequent to the implementation of our perpetual inventory system in fiscal 2004, we began evaluating the use of this system to value inventory for both operational and financial reporting purposes. During the third quarter of fiscal 2005, we determined that we would change our accounting method for valuing substantially all of our merchandise inventories from our current retail inventory method to the weighted average cost method. The weighted average cost method will utilize the newly available perpetual inventory records to value inventories at the lower of cost or market on a store-level SKU basis. We currently expect to adopt this new inventory accounting policy during the fourth quarter of fiscal 2005, but no later than the first quarter of fiscal 2006.

Assuming we adopt the change in accounting policy during the fourth quarter of fiscal 2005 under APB No. 20, Accounting Changes, we would record the cumulative effect of the change as of the beginning of fiscal year 2005 in accordance with SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The non-cash cumulative effect of this change in accounting principle on prior periods, and related reduction in our inventory balance, is currently estimated at approximately $140 million on a pre-tax basis. On an after-tax basis, the cumulative effect is currently estimated at approximately $87 million ($0.62 per diluted share). For fiscal 2005, cost of goods sold under the weighted average cost method is estimated to be approximately $15 million higher on a pre-tax basis, or $0.07 per diluted share on an after-tax basis, than under our current retail inventory method. The estimates of the beginning of fiscal 2005 cumulative effect of accounting change, reduction in inventory balance, and fiscal 2005 income statement effect are preliminary and may change materially. We are unable to compute a pro forma annual impact in any years prior to fiscal 2005 as the information required to value inventory on the weighted average cost method is not available for prior years.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We typically invest cash balances in excess of operating requirements primarily in money market mutual funds and short-term interest-bearing securities, generally with maturities of 90 days or less. Due to the short-term nature of our investments, the fair value of our cash and equivalents at October 29, 2005 approximated carrying value. We have market risk exposure arising from changes in interest rates. The interest rates on our new $300 million Credit Agreement will reprice frequently, at market prices, which will likely result in carrying amounts that approximate fair value. No borrowings were outstanding under our $200 million Credit Agreement as of October 29, 2005, which we terminated subsequent to the end of the third fiscal quarter of 2005 and replaced with the new $300 million Credit Agreement.

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

Derivative Claims

On March 21, 2003, Julie Fathergill filed a purported stockholder derivative action, which is pending in the 192nd District Court for Dallas County, Texas. The lawsuit names certain former and current officers and directors, including all of Michaels’ current directors, as individual defendants and Michaels as a nominal defendant. The derivative action relates to actions prior to our announcement on November 7, 2002, that we had revised our outlook for the fourth fiscal quarter of 2002, adjusting downaward guidance for annual earnings per diluted share. The plaintiff alleges that, prior to that announcement, certain of the defendants made misrepresentations and failed to disclose negative information about the financial condition of Michaels while the individual defendants were selling shares of Michaels Common Stock. The plaintiff asserts claims against the individual defendants for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. All of these claims are asserted derivatively on behalf of Michaels. On November 7, 2005, the Court entered a written order granting the defendants’ special exceptions and ordering that the case will be dismissed with prejudice unless the plaintiff amends her petition within 30 days to state an actionable claim against the defendants. We believe these claims are without merit and will vigorously oppose them.

On September 11, 2003, Leo J. Dutil filed a purported stockholder derivative action, which is pending in the United States District Court for the Northern District of Texas, Dallas Division. The lawsuit names certain former and current officers and directors as individual defendants and Michaels as a nominal defendant. In this derivative action, the plaintiff makes allegations of fact similar to those made in the Fathergill derivative lawsuit described above. The plaintiff asserts claims against the individual defendants for breach of fiduciary duty, misappropriation of confidential information, and contribution and indemnification. All of these claims are asserted derivatively on behalf of Michaels. We believe these claims are without merit and will vigorously oppose them.

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

Clark Claim

On July 13, 2005, Michael Clark, a former Michaels store assistant manager and Lucinda Prouty, a former Michaels store department manager in San Diego, California, commenced a proposed class action proceeding against Michaels Stores, Inc. on behalf of themselves and current and former hourly retail employees employed in California from July 13, 2001 to the present. The Clark suit was filed in the Superior Court of California, County of San Diego and alleges that we failed to pay overtime wages, provide meal and rest periods (or compensation in lieu thereof), and provide itemized employee wage statements. The Clark suit also alleges that this conduct was in breach of California’s unfair competition law. The plaintiffs seek injunctive relief, damages for unpaid overtime pay, meal break penalties, waiting time penalties, interest, and attorneys’ fees and costs. Under the Class Action Fairness Act, we removed the case to federal court on August 5, 2005. We are in the early stages of our investigation; however, we believe that the Clark claim lacks merit and we intend to vigorously defend our interests.

Morris Claim

On November 16, 2005, Geoffrey Morris, a former Aaron Brothers employee in San Diego, California, commenced a proposed class action proceeding against Aaron Brothers, Inc. on behalf of himself and current and former Aaron Brothers employees in California from November 16, 2001 to the present. The Morris suit was filed in the Superior Court of California, County of San Diego and alleges that Aaron Brothers failed to pay overtime wages, reimburse the plaintiff for necessary expenses (including the cost of gas used in driving his car for business purposes), and provide adequate meal and rest breaks (or compensation in lieu thereof). The Morris suit also alleges that this conduct was in breach of California’s unfair competition law. With the exception of the meal and rest breaks claim, the claims are asserted on behalf of the putative class. The plaintiff seeks injunctive relief, damages for unpaid overtime pay, meal break penalties, waiting time penalties, interest, and attorneys’ fees and costs. We are in the early stages of our investigation; however, we believe that the Morris claim lacks merit, and we intend to vigorously defend our interests.

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

On December 5, 2000, our Board of Directors authorized the repurchase of up to 4.0 million shares of our outstanding Common Stock. By later resolutions, our Board of Directors provided that proceeds of the exercise of options under our 2001 General Stock Option Plan may be used to repurchase shares under the 2000 repurchase plan and that the maximum number of shares authorized to be repurchased under the 2000 repurchase plan may be increased to the extent necessary to so use the proceeds from such option exercises. On June 16, 2005, in connection with the adoption of our 2005 Incentive Compensation Plan, we permanently ceased granting options under the 2001 General Stock Option Plan. As of October 29, 2005, options to purchase 875,000 shares of Common Stock remain outstanding pursuant to prior grants under the 2001 General Stock Option Plan.

On February 2, 2004, and March 15, 2005, our Board of Directors authorized the repurchase of up to 5.0 million and 3.0 million shares of our outstanding Common Stock, respectively.

The following table sets forth our repurchases of Common Stock for each fiscal month in the third quarter of fiscal 2005.

Issuer Purchases of Equity Securities

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares That
			Part of Publicly	May Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans
	Purchased(1)	per Share	Programs(1)	or Programs(2)

July 31, 2005 through August 27, 2005	542,100	38.31	542,100	2,444,013
August 28, 2005 through October 1, 2005	294,400	32.55	294,400	2,149,613
October 2, 2005 through October 29, 2005	544,100	32.33	544,100	1,605,513

Total	1,380,600	$34.72	1,380,600	1,605,513

(1)	Repurchased and subsequently retired 1,380,600 shares under the 2005 repurchase plan.

(2)	Under our 2000 repurchase plan, the Board of Directors authorized us to repurchase up to 4.0 million shares of our outstanding Common Stock, with the ability to increase the maximum number of shares authorized to be repurchased under the plan to the extent necessary to use the proceeds from stock options exercised under our 2001 General Stock Option Plan to make repurchases. We have used the entire 4.0 million share fixed portion of the authority originally provided in the 2000 repurchase plan. We have used the entire 5.0 million share authorization provided under the 2004 repurchase plan. As of October 29, 2005, we had 1,605,512 shares available for repurchase under the 2005 repurchase plan.

Item 6.	Exhibits.

(a) Exhibits:

10.1	Forms of Award Agreements under the Registrant’s 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Registrant on August 4, 2005, SEC File No. 001-09338).
10.2	Credit Agreement, entered into as of November 18, 2005, among Registrant, Bank of America, N.A., and the other lenders party thereto, and Bank of America, N.A., as Administrative Agent for itself and the other lenders, as Swing Line Lender as Letter of Credit Issuer (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Registrant on November 22, 2005, SEC File No. 001-09338).
31.1	Certifications of R. Michael Rouleau pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

MICHAELS STORES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAELS STORES, INC.

By:	/s/ Jeffrey N. Boyer
Jeffrey N. Boyer
Executive Vice President—Chief Financial Officer
(Principal Financial Officer)

Dated:  December 2, 2005

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

10.1	Forms of Award Agreements under the Registrant’s 2005 Incentive Compensation Plan (previously filed as Exhibit 10.1 to Form 8-K, filed by Registrant on August 4, 2005, SEC File No. 001-09338).
10.2	Credit Agreement, entered into as of November 18, 2005, among Registrant, Bank of America, N.A., and the other lenders party thereto, and Bank of America, N.A., as Administrative Agent for itself and the other lenders, as Swing Line Lender as Letter of Credit Issuer (previously filed as Exhibit 10.1 to Form 8-K, filed by Registrant on November 22 2005, SEC File No. 001-09338).
31.1	Certifications of R. Michael Rouleau pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).