Form 10-K
period 2006-01-28
MICHAELS STORES INC
filed 2006-03-30
CIK 740670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2006
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
None

      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒          No  ☐
      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐          No ☒
      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No  ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated file ☐	Non-accelerated filer ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐          No ☒
      As of July 29, 2005, the aggregate market value of the voting equity held by non-affiliates of the Registrant was approximately $5,414,846,056 based on the closing price of the Registrant’s Common Stock on such date, $41.00, as reported on the New York Stock Exchange. Shares of the Registrant’s Common Stock owned by its directors and executive officers were excluded from this aggregate market value calculation; however, such exclusion does not represent a conclusion by the Registrant that any or all of such directors and executive officers are affiliates of the Registrant.
      As of March 23, 2006, 132,029,376 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.
      Part III of this report incorporates information from the Registrant’s definitive Proxy Statement relating to the Registrant’s Annual Stockholders Meeting to be held on June 20, 2006.

PART I

ITEM 1.	Business.
      The following discussion, as well as other portions of this Annual Report on Form 10-K, contains forward-looking statements that reflect our plans, estimates, and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, and particularly in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
      Unless otherwise noted, all amounts contained in this Annual Report on Form 10-K are as of January 28, 2006. Unless otherwise noted, all references to the number of shares of Common Stock and earnings per share amounts in this Annual Report on Form 10-K have been adjusted to retroactively reflect each of the two-for-one Common Stock splits effected in the form of a stock dividend to stockholders of record as of the close of business on November 12, 2001, and on September 27, 2004.
General
      With almost $3.7 billion in sales in fiscal 2005, Michaels Stores, Inc. (together with its subsidiaries, unless the context otherwise indicates) is the largest national arts and crafts specialty retailer providing materials, ideas, and education for creative activities. Michaels Stores, Inc. was incorporated in Delaware in 1983, and as of March 23, 2006, we operate 897 Michaels retail stores in 48 states, as well as in Canada, averaging 18,500 square feet of selling space. Our stores offer arts and crafts supplies and products for the crafter and do-it-yourself home decorator. We also operate 165 Aaron Brothers stores as of March 23, 2006, in 11 states, averaging 5,600 square feet of selling space, offering photo frames, a full line of ready-made frames, custom framing services, and a wide selection of art supplies. Recollections, our scrapbooking/ paper crafting retail concept, operates 11 stores as of March 23, 2006, located in Arizona, Maryland, Texas, and Virginia, providing merchandise, accessories, and a variety of scrapbooking and paper crafting support services in a community learning environment. In addition, we own and operate four Star Decorators Wholesale stores as of March 23, 2006, located in Arizona, California, Georgia, and Texas, offering merchandise primarily to interior decorators/ designers, wedding/ event planners, florists, hotels, restaurants, and commercial display companies. Unless the context otherwise indicates, references in this Annual Report on Form 10-K to “we,” “our,” “us,” the “Company” and “Michaels” means Michaels Stores, Inc., together with its subsidiaries.
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
      Additionally, charters for the Audit, Compensation, and Governance and Nominating Committees of our Board of Directors and our Corporate Governance Guidelines and Code of Business Conduct and Ethics can be found on our Internet website at www.michaels.com under the heading “Corporate Information.” Stockholders may obtain copies of these documents by printing them from our Internet website or by writing to the Investor Relations Department at 8000 Bent Branch Drive, Irving, Texas 75063.

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
      Over the following few years, we strengthened our operations by improving our infrastructure. We invested in technology, our supply chain, and our associates to implement best practices and process management. We also resumed a new store opening strategy that continues today. See “Store Expansion and Relocation.”
      As a result of our initiatives, we have achieved an 8.8% compounded annual Michaels store growth rate since fiscal 1997, while maintaining a 12.3% compounded annual sales growth rate and a 28.2% compounded annual earnings growth rate (growth rate is based on income before cumulative effect of accounting change). In addition, we have reported positive annual comparable store sales growth for each of the past nine consecutive fiscal years.
      On March 20, 2006, we announced that our Board of Directors retained JPMorgan as our financial advisor to assist the Board in a process to explore strategic alternatives to enhance shareholder value. The alternatives to be explored include, but are not limited to, a potential sale of Michaels Stores, Inc. We cannot give any assurance that any transaction will result from this process.
Industry Overview–Competition
      We are the nation’s largest specialty retailer providing materials, ideas, and education for creative activities in home décor, art, and craft projects. We believe we are well positioned to benefit from favorable demographics, particularly a more affluent baby boomer population; continued investment in homes and purchases of new homes; and an increasing focus on home-based, family activities. According to industry consumer participation surveys published in 2002 and 2005, our typical customer is:

•	Female–Over 94% are women and 67% are married.
•	Young–70% of crafters are under 55, with 48% of them between the ages of 35 and 54.
•	Educated–92% are high school graduates, with almost 60% of them having attended college.
•	Affluent–74% of crafters have household incomes greater than $40,000, and 46% of them have household incomes over $60,000.
•	Loyal–51% of crafters shop for craft supplies at least twice a month and 21% shop at least once a week.
      We compete across many industries, including floral, fine art, adult and kids crafts, scrapbooking and paper crafting, home décor, party supplies, candles, photo frames, and custom framing. Industry association and analyst research reports estimate that the size of the markets in which we compete exceeds $30 billion annually, and these markets have experienced annual growth of 3.8% since 2002.
      The markets in which we compete are highly fragmented, containing stores across the nation operated primarily by small, independent retailers along with a few regional chains. We are the largest national retailer dedicated to serving the arts and crafts market, and we believe that there are only three other arts and crafts retailers in the United States with annual sales in excess of $500 million.

      We believe customers tend to choose where to shop based upon store location, breadth of selection, price, quality of merchandise, availability of product, and customer service. We compete with many different types of retailers and classify our competition within the following categories:

•	Multi-store chains. This category includes several multi-store chains each operating more than 30 stores and comprises: Hobby Lobby, which operates approximately 367 stores in 28 states, primarily in the Midwestern and Southern United States; A.C. Moore Arts & Crafts, Inc., which operates approximately 111 stores in the mid-Atlantic and Northeast regions; Jo-Ann Superstores (operated by Jo-Ann Stores, Inc.), which operates approximately 170 Superstores across the country; and Garden Ridge Corporation, which operates approximately 35 stores in 13 states, primarily in the Midwestern and Southern United States. We believe all of these chains are significantly smaller than Michaels with respect to number of stores and total net sales.

•	Small, local specialty retailers. This category includes local “Mom & Pop” arts and crafts retailers. Typically, these are single store operations managed by the owner. These stores generally have limited resources for advertising, purchasing, and distribution. Many of these stores have established a loyal customer base within a given community and compete with us based on relationships and customer service.

•	Mass merchandisers. This category includes companies such as Wal-Mart Stores, Inc. and other mass merchandisers. These retailers typically dedicate only a small portion of their selling space to a limited selection of home décor, art and craft supplies, and seasonal merchandise. In addition, these mass merchandisers generally have limited customer service staffs with varying amounts of experience in crafting projects.
Business Strategy
      We intend to increase our revenues and profits by strengthening our position as the largest national retailer within the arts and crafts, home décor, and custom framing sectors through the following strategies:

•	Increase Sales and Productivity of Existing Michaels Stores. Michaels stores that have been open longer than 36 months currently average approximately $4.1 million in net sales per store. We believe we can ultimately increase average net sales in these stores to $5.0 million. We continue to strive toward this objective by improving our merchandise offering, increasing our merchandise in-stock position, enhancing the in-store experience, and improving our marketing execution, primarily through an initiative that we call “Pursuit of the Perfect Store.”

–	Improving our merchandise offering. We are able to improve our merchandise assortments by analyzing SKU productivity information that is available from our perpetual inventory system. This system also provides us with greater capability to introduce and manage key trend items in a timely manner.

–	Increasing our store merchandise in-stock position. As part of our ongoing “Pursuit of the Perfect Store” initiative, we will strive to have fully-stocked basic assortments in our stores supported by timely displays of ever-changing merchandise in our key feature space areas such as power panels, end caps, drive aisles, and the area around the checkout. We also plan to improve the timing of the receipt of merchandise in our stores to take advantage of the natural seasonal selling peaks we have throughout the year.

–	Enhancing the in-store experience. We intend to develop an environment for our customers to rely on us for ideas, inspiration, and information. We expect to make it easier and more exciting to shop our stores with less clutter in the drive aisles and more powerful promotional items in our feature space. We plan to use technology to check our customers out faster and provide more information on the sales floor. We will further seek to serve our customers’ needs by providing more classes, informative signage, and important services like custom framing and custom floral.

–	Improving marketing execution. We are focused on marketing vehicles that will drive customer traffic and demand for our products. In order to successfully retain customers and prospect high value new customers, we utilize a diversified marketing mix including print, internet, direct mail, and various in-store promotional activities. In addition, we extensively utilize our database and analytical capabilities to drive a productive, cost efficient marketing program. We plan to continue to lower our advertising to sales ratio as we grow our business.
      We intend to improve our execution of these marketing programs by driving promotions focused on key items and by ensuring better merchandise in-stock levels.

•	Enhance Michaels Stores’ Merchandise Margins. We intend to enhance merchandise margins through continued improvement of our inventory management and supply chain processes. We plan to utilize our technology systems to maximize margins on seasonal products by allocating merchandise more efficiently among our stores, and on promotional sales products by determining the most profitable promotional programs for each product. We also expect to further expand our direct importing of basic assortment products. In addition, we continue to evaluate opportunities to further reduce our merchandise costs and ensure adequate supplies through vertical integration, such as through Artistree, our frame and moulding manufacturing operation that supplies our Michaels and Aaron Brothers stores nationwide.

•	Grow Through New Michaels Store Openings. We believe the United States and Canadian markets can support about 1,300 Michaels stores. We plan to open approximately 45 new Michaels stores per year, extending into the foreseeable future, funded primarily through cash provided by operating activities. From the beginning of fiscal 1998 through March 23, 2006, we have opened or relocated 649 Michaels stores using a standardized store opening procedure, which has ensured store openings with a merchandise assortment and presentation consistent with our existing stores. We have developed and are constantly refining our Michaels store prototype, consistent with our store remodel program related to the Pursuit of the Perfect Store, to incorporate improved merchandising techniques and store layouts.

•	Expand Aaron Brothers. Aaron Brothers operates primarily on the west coast, and currently averages $1.1 million in net sales per store in stores open longer than 36 months. We believe that we have the potential to increase average net sales in these stores to $1.4 to $1.5 million. We continue to refine the Aaron Brothers concept and have one planned store opening and one planned store closure in fiscal 2006, and we plan to open a limited number of Aaron Brothers stores in years subsequent to fiscal 2006. The one Aaron Brothers new store opening and one store closure planned in fiscal 2006 will be an existing store relocating within the same geographical market, which normally would be considered a relocation; however, due to the length of time between the store closure and the new store opening of approximately eight months, we will not consider this a relocation. We plan to fund new store openings primarily through cash provided by operating activities. We believe the United States and Canadian markets can eventually support up to 600 Aaron Brothers stores, subject to continuous review and evaluation of our operations and strategy.

•	Expand the Wholesale Business Concept. In May 2000, in connection with our strategy of developing a wholesale business concept, we acquired Star Decorators Wholesale in Dallas, Texas. As part of our expansion strategy, we opened a second location in Atlanta, Georgia, in September 2003. In fiscal 2004, we realigned our Los Angeles wholesale-retail store to be managed as part of our Star Decorators Wholesale concept. In March 2005, we opened a fourth location in Phoenix, Arizona. The target customers for this concept are interior decorators/designers, wedding/event planners, florists, hotels, restaurants, and commercial display companies. Star Decorators Wholesale stores average 36,000 square feet of selling space and offer approximately 20,000 SKUs. This is a concept that we see as an additional area in which we can expand our customer base and leverage our experience and vendor base.

•	Explore Additional Growth Opportunities. In fiscal 2003, we began testing a new scrapbooking/paper crafting retail concept by opening two Recollections stores, providing merchandise, accessories, and support services in a community learning environment. As of March 23, 2006, we operate 11 Recollections locations. These stores average approximately 3,600 square feet of selling space, feature a large classroom, and offer approximately 13,000 SKUs of scrapbooking and paper crafting products. We continue to refine and test this concept using our existing stores, and as such, have no store openings planned for fiscal 2006.

Merchandising and Marketing
Product Selection
      Our Michaels store merchandising strategy is to provide a broad selection of products in a convenient location with an appealing store environment. Each Michaels store offers approximately 42,000 basic SKUs in a number of product categories. The following table shows a breakdown of sales for Michaels stores by department as a percentage of total sales:

	Fiscal Year

	2005	2004	2003

General crafts	29%	26%	26%
Art supplies	21	21	21
Picture framing	17	19	19
“Silk” and dried floral	14	13	14
Seasonal	10	11	11
Hobby, party, and candles	9	10	9

	100%	100%	100%

      We offer the following selection of merchandise in our Michaels stores:

•	products for the do-it-yourself home decorator, including wall décor, candles, containers, baskets, and potpourri; custom framing services, ready-made frames, mat boards, glass, framed art, art prints, and photo albums; and “silk” flowers, dried flowers, and artificial plants sold separately or in ready-made and custom floral arrangements, accessories needed for floral arranging, and other floral items, such as wreaths;

•	art supplies, including scrapbooking materials; surfaces and pads; adhesives and finishes; pastels and watercolors, oil paints, acrylics, easels, brushes, paper, canvas, and stenciling materials; and

•	craft supplies, including beads, wood, foam, doll making supplies, jewelry making supplies, rubber stamps, apparel crafts, books and magazines, craft storage, and plaster; needlecraft items, including stitchery supplies, hand-knitting yarns, needles, canvas, and related supplies for needlepoint, embroidery and cross stitching, knitting, crochet, rug making kits, and quilt and afghan kits; ribbon and wedding accessories; gifts; hobby items, including plastic model kits and related supplies, kids’ craft materials, plush toys, and paint-by-number kits; party needs, including gift wrap, candy making supplies, and cake decorating supplies; and soap and candle making supplies.
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
      During the Christmas selling season, a significant portion of floor and shelf space in a typical Michaels store is devoted to Christmas crafts, Christmas decorations, gift making, and gift giving merchandise. Because of the project-oriented nature of many of these products, the Christmas selling season begins in August and extends through December. Accordingly, a fully developed seasonal merchandising program, including inventory, merchandise layout, and instructional ideas, is implemented during the third quarter of each fiscal year in each Michaels store. This program requires additional inventory accumulation so that each store is fully stocked during the peak selling season to meet higher demand from increased customer traffic.
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
      Our Aaron Brothers stores offer on average approximately 6,500 SKUs, including photo frames, a full line of ready-made frames, art prints, framed art, and a wide selection of art supplies and custom framing services. The merchandising strategy for our Aaron Brothers stores is to provide a unique, upscale framing assortment and shopping experience. In addition, we strive to provide a fashion forward framing merchandise selection in an appealing environment with attentive customer service.
Customer Experience
      We believe that our customer experience is a key advantage, differentiates us from our competitors, and is a critical component of our merchandising strategy. Many of the craft supplies sold in Michaels stores can be assembled into unique end products with an appropriate amount of guidance and direction. Accordingly, we have displays in every store to stimulate new project ideas and supply free project sheets with detailed instructions on how to assemble the finished product. We also offer project sheets on our Internet site, www.michaels.com. In addition, many Michaels sales associates are craft enthusiasts who are able to help customers with ideas, inspiration, and instructions. We strive to complement our innovative store design with a level of customer service that provides an enjoyable shopping experience, and we believe that knowledgeable associates who display prompt and enthusiastic service foster customer loyalty and differentiate us from our competition. We have a comprehensive annual calendar offering classes and demonstrations to inspire our customers with product ideas and information. We believe this strategy enhances incremental sales and frequency of customer visits.
Advertising
      We focus primarily on circular advertising. We believe that our circular advertising, primarily utilized in Sunday newspapers, is our most productive and cost efficient form of advertising. The circulars advertise numerous products in order to emphasize the wide selection of products available at Michaels stores. We believe that our ability to advertise through circulars throughout the year in each of our markets provides us with an advantage over our smaller competitors and that it also reinforces and strengthens our brand name.
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
      A Michaels store is typically managed by a store manager, one assistant manager, and three department managers. The field organization for Michaels is headed by an executive vice president and is divided into six geographic zones. Each zone has its own vice president and 12 to 13 district managers. There are a total of 76 districts in the United States and Canada. Typically, an Aaron Brothers store is managed by a store manager and one assistant manager. The field organization for Aaron Brothers is headed by a divisional senior vice president and is divided into 13 districts, each with a district manager.

We believe this organizational structure enhances the communication among the individual stores and between the stores and corporate headquarters.
Purchasing and Inventory Management
      We purchase merchandise from approximately 1,500 vendors. We believe that our buying power and ability to make centralized purchases enable us to acquire products on favorable terms. Central merchandising management teams negotiate with vendors in an attempt to obtain the lowest net merchandise costs and improve control over product mix and inventory levels. In fiscal 2005, our top 10 vendors accounted for approximately 22% of total purchases with no single vendor accounting for more than 4% of total purchases.
      In addition to purchasing from outside vendors, our Michaels and Aaron Brothers stores purchase custom and ready-made frames, framing supplies, mats, framed art, and art prints from our manufacturing operation, Artistree, which consists of a manufacturing facility and three regional processing centers to support our retail stores.
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
      Our primary objectives for inventory management are (1) maximizing the efficiency of the flow of product to the stores, (2) maintaining high store in-stock levels, (3) enhancing store labor efficiency, (4) reducing clearance inventory levels, and (5) optimizing our overall investment in inventory. We manage our inventory in several ways, including: in-store management using a handheld radio frequency device (RF gun), daily tracking of inventory positions utilizing our perpetual inventory and automated replenishment systems; the use of merchandise planograms to control the merchandise assortment and presentation; and the review of item-level sales information in order to track the performance and sell-through of seasonal and promotional items. The data that we obtain from our POS system is an integral component in the inventory management process. In addition, inventories are verified through periodic physical and cycle counts conducted throughout the year on a rotating systematic schedule.
      The implementation of our perpetual inventory and automated merchandise replenishment systems allows us to better achieve our inventory management objectives. Our automated replenishment system uses perpetual inventory records to analyze individual store/ SKU on-hand quantities, as well as other pertinent information such as unfilled orders, seasonal selling patterns, promotional events, and vendor lead times, to generate recommended merchandise reorder information on a daily basis. These recommended orders are reviewed daily and purchase orders are delivered electronically to our vendors or replenishment orders are sent to our distribution centers.
      We began the rollout of our perpetual inventory and automated replenishment systems in fiscal 2001. We completed the rollout of our perpetual inventory system in fiscal 2003 and completed the implementation of our automated replenishment system in July 2004. During fiscal 2005, we determined that our perpetual inventory system could be used to value our inventory for accounting purposes. As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Accounting Items,” we changed our method of accounting for merchandise inventories from a retail inventory method to the weighted average cost method in the fourth quarter of fiscal 2005. In addition to improving our store in-stock position, these systems allow us to better forecast merchandise ordering quantities for our vendors and give us the ability to identify, order, and replenish the stores’ merchandise using less store associate labor. These systems also allow us to react more quickly to selling trends and allow our store associates to devote more time to customer service, thereby improving inventory productivity and sales opportunities.
      In fiscal 2001, we implemented a seasonal allocation system to better manage the distribution of seasonal merchandise to our stores. Utilizing this allocation system, we are able to allocate seasonal merchandise to our stores based on prior year sales and current store sales trends. For a discussion of the seasonal nature of our business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Seasonality.”
Artistree
      We currently operate a vertically integrated manufacturing operation named Artistree that supplies our Michaels and Aaron Brothers stores with quality custom and specialty framing merchandise, including ready-made frames and art prints. Our regional processing centers are located in City of Industry, California; Coppell, Texas; and Kernersville, North Carolina. Kernersville, North Carolina is also the home of our moulding manufacturing and ready-made frame plant. Our art prints are packaged and distributed out of our Coppell, Texas regional processing center. Combined, these facilities occupy approximately 402,000 square feet and, in fiscal 2005, processed over 25 million linear feet of frame moulding for our Michaels and Aaron Brothers stores.
      Our moulding manufacturing plant converts the raw lumber into finished frame moulding that is supplied to our regional processing centers for custom framing orders or for the completion of ready-made frames for our stores. We manufacture approximately 18% of the moulding we process, import another 34% from quality manufacturers in Indonesia, Malaysia, Brazil, and Italy, and purchase the balance from distributors. During fiscal 2005, we began to directly source metal moulding for processing in our regional centers, whereas in prior years we completely outsourced the production and processing of metal frames. The custom framing orders are processed (frames cut and joined, and mats cut) and shipped to our stores where the custom frame order is completed for customer pick-up.
      We believe Artistree provides a competitive advantage to our Michaels and Aaron Brothers stores. Based on the benefits we have received from this vertically integrated solution, we continue to evaluate additional future vertical integration opportunities.
Distribution
      We currently operate a distribution network that supplies our stores with merchandise. Approximately 61% of Michaels stores’ merchandise is shipped through the Michaels distribution network, with the remainder shipped directly from vendors. Approximately 63% of Aaron Brothers stores’ merchandise is shipped through the Aaron Brothers distribution center, with the remainder being shipped directly from our vendors. Our six current distribution centers are located in California, Florida, Illinois, Pennsylvania, and Texas. In fiscal 2002, we completed an expansion of our Lancaster, California distribution center and added a new distribution facility in Hazleton, Pennsylvania, which added approximately 1.0 million square feet of capacity. In fiscal 2003, we constructed a new distribution center located in the Chicago, Illinois area, from which we began shipping orders in June 2004 as we ceased operations in our Kentucky distribution center. The 692,000 square feet of our new Illinois distribution center, offset by the closing of our Kentucky distribution center in fiscal 2004, added approximately 271,000 square feet to our capacity, bringing the total capacity to approximately 3.3 million square feet. In addition to these distribution facilities, we utilize four third-party warehouse facilities to store and supply our seasonal merchandise in preparation for the holiday season. We currently have a 715,000 square foot distribution center under construction in the Seattle, Washington area. This facility will add needed capacity in the Northwest to support our direct importing initiatives and will replace one of the third-party seasonal facilities. We expect to start operations at the new distribution center in the first quarter of fiscal 2007.
      Michaels stores generally receive deliveries from the distribution centers each week through an internal transportation distribution network using a dedicated fleet of trucks and contract carriers. Aaron Brothers stores receive merchandise on a weekly or biweekly basis from their dedicated 174,000 square foot distribution center located in the Los Angeles, California area. Star Decorators Wholesale stores receive some merchandise from the distribution centers, but most of their merchandise is received through direct vendor shipments.

      In fiscal 2004, we completed the implementation of a new transportation management system to manage our transportation processes between our vendors, distribution centers, and stores. This internet-based system has allowed us to increase the visibility of merchandise shipments within our supply chain and improve our overall transportation efficiency.
      We currently have approximately 36% of our basic SKUs replenished through the Michaels distribution network, with the remainder shipped directly from vendors. In fiscal 2005, we implemented a number of enhancements to our distribution network. We refer to the improved network as our “Hybrid Distribution network” through which we expect to ultimately replenish approximately 85% to 95% of our basic SKUs. We expect this reduction in direct deliveries from vendors to our stores to result in the following benefits to our supply chain:

•	Vendor cost reductions are expected to be shared;
•	Transportation costs should be reduced, partially offset by additional handling costs;
•	Store labor should become more efficient;
•	Service levels to our stores should improve;
•	In-stocks in our stores should improve, and average inventory per store, inclusive of distribution centers, should be reduced.
      We are now in the implementation phase of the Hybrid Distribution network, and expect to have approximately 15% of direct vendors converted by the end of fiscal 2006. We expect to complete the transition to Hybrid Distribution in fiscal 2008.
Store Expansion and Relocation
      Having become the largest national retailer of arts, crafts, and decorative items, we recognized in 1995 that we had the critical mass to achieve improved operating efficiencies that could result in higher returns on capital by focusing on key initiatives, such as strengthening our information systems and infrastructure to support future growth in the number of stores. In fiscal 1995, we announced a shift in focus from store growth to higher returns on capital and as a result, moderated our internal growth rate in number of stores. Beginning in fiscal 1998, we expanded our new store opening program and have continued to grow our number of stores through fiscal 2005.

      The following table shows our store growth for the last five years:

	Fiscal Year

	2005	2004	2003	2002	2001

Michaels stores(1):
Retail stores open at beginning of year	844	804	754	694	627
Retail stores opened during the year	46	45	55	67	75
Retail stores opened (relocations) during the year	18	30	16	18	17
Retail stores closed during the year	(5)	(5)	(5)	(7)	(8)
Retail stores closed (relocations) during the year	(18)	(30)	(16)	(18)	(17)

Retail stores open at end of year	885	844	804	754	694
Aaron Brothers stores:
Retail stores open at beginning of year	164	158	148	139	119
Retail stores opened during the year	2	7	10	13	20
Retail stores opened (relocations) during the year	-	1	-	1	5
Retail stores closed during the year	-	(1)	-	(4)	-
Retail stores closed (relocations) during the year	-	(1)	-	(1)	(5)

Retail stores open at end of year	166	164	158	148	139
Recollections stores:
Retail stores open at beginning of year	8	2	-	-	-
Retail stores opened during the year	3	6	2	-	-

Retail stores open at end the year	11	8	2	-	-
Star Decorators Wholesale stores(1):
Wholesale stores open at beginning of year	3	3	2	2	2
Wholesale stores opened during the year	1	-	1	-	-

Wholesale stores open at end of year	4	3	3	2	2

Total store count at end of year	1,066	1,019	967	904	835

(1)	Opening store counts reflect a reclassification of our Los Angeles combination wholesale-retail store from a Michaels store to a Star Decorators Wholesale store. Beginning in fiscal 2004, our Los Angeles wholesale-retail store is managed as part of our Star Decorators Wholesale concept.
      We plan to open approximately 45 Michaels and one Aaron Brothers store in fiscal 2006 and plan to open a similar number of Michael stores in each of the subsequent fiscal years, extending into the foreseeable future. In fiscal 2006, we have no store openings planned for Recollections or Star Decorators Wholesale.
      Our long-term expansion strategy is to give priority to adding stores in existing markets in order to enhance economies of scale associated with advertising, distribution, field supervision, and other regional expenses. The anticipated opening of Michaels, Aaron Brothers, Recollections, and Star Decorators Wholesale stores and the rate at which stores are opened will depend upon a number of factors, including the success of existing stores, the availability and the cost of capital for expansion, the availability of suitable store sites, and the ability to hire and train qualified managers.
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
      Costs for opening stores at particular locations depend upon the type of building, the general cost levels in the area, store size, operating format, and the time of the year the store is opened. In fiscal 2005, the average net cost of opening a new Michaels store included approximately $703,000 of leasehold improvements, furniture, fixtures and equipment, and pre-opening costs, and an estimated initial inventory investment, net of accounts payable, of approximately $599,000. The initial inventory investment in new Michaels stores is offset, in part, by vendor allowances.
      In addition to new store openings, we continue to pursue a store relocation program to improve the quality and performance of our existing store base. We relocated 30 and 18 Michaels stores in fiscal 2004 and 2005, respectively, and one Aaron Brothers store in fiscal 2004. We plan to relocate approximately eight Michaels stores during fiscal 2006.
      During fiscal 2004 and 2005, we closed five Michaels stores each year. During fiscal 2006, we plan to close four Michaels and one Aaron Brothers store, but we currently have no specific plans to close any Recollections or Star Decorators Wholesale stores. The one Aaron Brothers new store opening and one store closure planned in fiscal 2006 will be an existing store relocating within the same geographical market, which normally would be considered a relocation; however, due to the length of time between the store closure and the new store opening of approximately eight months, we will not consider this a relocation.
Investment in Information Technology
      We are committed to using information technology to increase operating efficiencies, improve merchandise selection and flow, and improve our ability to satisfy the needs of our customers. Between fiscal 1998 and fiscal 2004, we invested heavily in automated POS, perpetual inventory, automated replenishment, distribution, and seasonal allocation systems. These systems have significantly improved our ability to properly forecast, manage, and analyze our inventory levels, margins, and merchandise ordering quantities and have created efficiencies within our stores, distribution centers, and corporate office. We are seeing the benefits of these systems now with the potential for improvements in the future as we further refine the usage and integration among our systems. In fiscal 2004 and fiscal 2005, we installed a new human resource system, as well as a new financial system, which we believe will enable us to more closely manage payroll expense at the stores, provide an efficient platform for future growth, and enable us to utilize best practices for processes and controls, which are built into the applications.
      In fiscal 2006, we will begin the rollout of a labor management system, with time and attendance functionality available in fiscal 2006 and labor forecasting available in fiscal 2007. We expect this system to give us detailed insight into our labor force and how to best service our customers, with improvements in labor efficiency and utilization over the next several years. Our current merchandising systems will be significantly upgraded over the next two years, giving us enhanced capabilities in item and order management, while adding a sophisticated price management system into our tool kit. We believe our ongoing business system upgrades will support our anticipated future growth and provide continued opportunities for improvement of business operations.
Foreign Sales
      All of our current international business is in Canada and accounted for approximately 6.1% of total sales in fiscal 2005, 5.2% of total sales in fiscal 2004, and 4.7% of total sales in fiscal 2003. During the last three years, less than 5% of our assets have been located outside of the United States.
Service Marks
      The names “Aaron Brothers,” “Aaron Brothers Art & Framing,” “Artistree Art Frame & Design,” “Michaels,” “Michaels.com,” “Michaels The Arts and Crafts Store,” “Recollections,” “Star Decorators Wholesale Warehouse,” “Vendor Connect,” and the Michaels logo are each federally registered service marks.
Employees
      As of March 23, 2006, we employed approximately 43,700 associates, approximately 30,500 of whom were employed on a part-time basis. The number of part-time associates substantially increases during the

Christmas selling season. Of our full-time associates, approximately 2,650 are engaged in various executive, operating, training, distribution, and administrative functions in our corporate and division offices and distribution centers, and the remainder are engaged in store operations. None of our associates are members of labor unions in association with their Michaels employment.
Recent Management Changes
      On March 20, 2006, we announced certain management changes. Effective on March 15, 2006, R. Michael Rouleau retired as President and Chief Executive Officer and became a special advisor to the Board of Directors. The Board has left the office of Chief Executive Officer vacant and has assigned all the duties of that office to our newly appointed co-Presidents, Jeffrey N. Boyer, formerly Executive Vice President–Chief Financial Officer, and Gregory A. Sandfort, formerly Executive Vice President–General Merchandise Manager.
      Mr. Boyer has become President and Chief Financial Officer, responsible for information technology, human resources, real estate, strategic planning, legal, and new businesses. Mr. Sandfort has become President and Chief Operating Officer, responsible for merchandising, store operations, marketing, and supply chain areas. Mr. Boyer and Mr. Sandfort report to our Board and to our Chairman, Charles J. Wyly, Jr.
      We have also promoted two senior executives. Harvey S. Kanter, formerly President of our Aaron Brothers business, has been named Executive Vice President–Chief Merchant, and Thomas M. Bazzone, formerly President of our Recollections and Star Wholesale businesses, has become Executive Vice President–Specialty Businesses.
Executive Officers of the Registrant
      Our current executive officers, their ages as of March 23, 2006, and their business experience during at least the past five years are set forth below.

	Age	Position

Charles J. Wyly, Jr.	72	Chairman of the Board of Directors
Sam Wyly	71	Vice Chairman of the Board of Directors
Jeffrey N. Boyer	47	President and Chief Financial Officer
Gregory A. Sandfort	50	President and Chief Operating Officer
Thomas M. Bazzone	39	Executive Vice President–Specialty Businesses
Thomas C. DeCaro	51	Executive Vice President–Supply Chain
Harvey S. Kanter	44	Executive Vice President–Chief Merchant
Edward F. Sadler	61	Executive Vice President–Store Operations
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
      Mr. Boyer was promoted to President and Chief Financial Officer in March 2006. Prior to his promotion, he served as Executive Vice President–Chief Financial Officer since January 2003. Prior to joining us, Mr. Boyer was Executive Vice President and Chief Financial Officer of Kmart Corporation from May 2001 until November 2001. In January 2002, Kmart Corporation filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Prior to joining Kmart, he held various positions with Sears, Roebuck and Co., where he served as Senior Vice President and Chief Financial Officer from October 1999 to May 2001, Corporate Controller from June 1998 to October 1999, and Vice President, Finance–Full Line Stores from June 1996 to June 1998. Prior experience includes Vice President of Business Development at The Pillsbury Company from 1995 to 1996 and over six years with Kraft Foods, a unit of the Altria Group, in various senior financial positions.
      Mr. Sandfort was promoted to President and Chief Operating Officer in March 2006. Prior to his promotion, he served as Executive Vice President–General Merchandise Manager since January 2004. From 2002 to 2003, Mr. Sandfort served as Vice Chairman and Co-CEO of Kleinert’s Inc. (d/b/a Buster Brown) where he was directly responsible for all merchandising and operational aspects of Kleinert’s sleepwear, playwear, and retail divisions. In May 2003, Kleinert filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code, which was subsequently converted to a liquidation under Chapter 7. Prior to that, Mr. Sandfort served as Vice President, General Merchandise Manager–Children’s Apparel, Furniture, Toys, and Electronic Games for Sears, Roebuck and Co. for four years.
      Mr. Bazzone was promoted to Executive Vice President–Specialty Businesses in March 2006. Prior to his promotion, he served as President of our Recollections and Star Decorators Wholesale businesses since May 2004. He came to us from Restoration Hardware where he was Executive Vice President, Chief Operating Officer and Director from July 2001 to December 2003. Previously, he was with Red Envelope, where he held the position of President and Chief Operating Officer from July 1999 to July 2001. Mr. Bazzone also held executive positions with Williams-Sonoma from May 1995 through January 1997.
      Mr. DeCaro became Executive Vice President–Supply Chain in June 2005. Prior to this, Mr. DeCaro had served as Senior Vice President–Inventory Management since joining us in August 2000. From 1998 until joining us, he was Vice President–Merchandise for Disneyland Resort. Prior to this, he held the position of Senior Vice President–Merchandise Planning and Allocation for Kohl’s Department Stores from February 1996 to April 1998. In addition, Mr. DeCaro has held various positions in Merchandise Planning and Allocation and Finance for The Disney Store, The Limited Stores, May Department Stores, and Sanger Harris Department Stores.
      Mr. Kanter was promoted to Executive Vice President–Chief Merchant in March 2006. Prior to his promotion, he served as President of Aaron Brothers, a subsidiary of Michaels, since April 2003. From 1995 until joining us, Mr. Kanter held various positions with Eddie Bauer, Inc. From 2002 until 2003, he was Managing Director of the Home and Non-Apparel divisions and from 1998 until 2002, he was Managing Director of the Home division. As a Managing Director, Mr. Kanter was responsible for retail, catalog and Internet merchandising, sourcing, planning, allocation, and design and visual presentation. In March 2003, Spiegel, Inc. and certain of its principal operating subsidiaries, including Eddie Bauer, Inc., filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code.
      Mr. Sadler became Executive Vice President–Store Operations in October 1999. From June 1995 until 1999, he was Regional Vice President and subsequently Senior Vice President–Stores of Caldor. Prior to his service with Caldor, Mr. Sadler served with Target for 19 years, most recently as Vice President–Store Operations.

ITEM 1A.	Risk Factors.
      Our financial performance is subject to various risks and uncertainties. The risks described below are those which we believe are the material risks we face. Any of the risk factors described below could significantly and adversely affect our business, prospects, financial condition, and results of operations.
Our Growth Depends on Our Ability to Open New Stores
      One of our key business strategies is to expand our base of retail stores. If we are unable to implement this strategy, our ability to increase our sales, profitability, and cash flow could be impaired. To the extent that we are unable to open new stores as we anticipate, our sales growth would come only from increases in comparable store sales. Growth in profitability in that case would depend significantly on our ability to reduce our costs as a percentage of our sales. We may be unable to implement our strategy if we cannot identify suitable sites for additional stores, negotiate acceptable leases, access sufficient capital to support store growth, or hire and train a sufficient number of qualified associates.
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
      We have completed the rollout of our perpetual inventory, automated replenishment, and weighted average cost stock ledger systems, which we believe are necessary to properly forecast, manage, and analyze our inventory levels, margins, and merchandise ordering quantities. We may fail to properly optimize the effectiveness of these systems, or to adequately support and maintain the systems, which could have a material adverse impact on our financial condition and operating results.
Improvements to Our Supply Chain May Not Be Fully Successful
      An important part of our efforts to achieve efficiencies, cost reductions, and sales and cash flow growth is the identification and implementation of improvements to our supply chain, including merchandise ordering, transportation, and receipt processing. During fiscal 2006, we will continue to test and implement a number of enhancements to our distribution systems with select suppliers, enabling us to evaluate our ability to distribute additional SKUs through our distribution centers. Significant changes to our supply chain could have a material adverse impact on our operating results.
Our Exploration of Strategic Alternatives May Create Uncertainties That Could Affect Our Business
      On March 20, 2006, we announced that we retained JPMorgan to assist us in evaluating strategic alternatives to enhance stockholder value, including, but not limited to, our potential sale. As this exploration is in its early stages, we are uncertain as to what strategic alternatives may be available to us, whether we will elect to pursue any such strategic alternatives, or what impact any particular strategic alternative will have on our stock price if pursued. There are various uncertainties and risks relating to our exploration of strategic alternatives, including:

•	the exploration of strategic alternatives may distract management and disrupt operations, which could have a material adverse effect on our operating results;
•	we may not be able to successfully achieve the benefits of any strategic alternative undertaken by us;
•	the process of exploring strategic alternatives may be time consuming and expensive; and
•	perceived uncertainties as to our future direction may result in the loss of employees or business partners.
Changes in Customer Demands Could Materially Adversely Affect Our Sales, Operating Results, and Cash
  Flow
      Our success depends on our ability to anticipate and respond in a timely manner to changing customer demands and preferences for products and supplies used in creative activities. If we misjudge the market, we may significantly overstock unpopular products and be forced to take significant inventory markdowns, which would have a negative impact on our operating results and cash flow. However, shortages of key items could have a material adverse impact on our operating results. In addition, adverse weather conditions, unfavorable economic trends, and consumer confidence volatility could have a material adverse impact on our sales and operating results.
Unexpected Consumer Responses to Changes in Our Promotional Programs Could Materially Adversely
  Affect Our Sales, Operating Results, and Cash Flow
      Brand recognition, quality, and price have a significant influence on consumers’ choices among competing products and brands. Advertising, promotion, merchandising, and the pace and timing of new product introductions also have a significant impact on consumers’ buying decisions. If we misjudge consumer responses to changes in our promotional activities, this could have a material adverse impact on our financial condition and operating results.
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
Failure to Adequately Maintain the Security of Our Electronic and Other Confidential Information Could
  Materially Adversely Affect Our Financial Condition and Operating Results
      We have become increasingly centralized and dependent upon automated information technology processes. In addition, a portion of our business operations is conducted over the Internet, increasing the risk of viruses that could cause system failures and disruptions of operations. Any failure to maintain the security of our data and our customers’ confidential information, including via the penetration of our network security and the misappropriation of confidential information, could put us at a competitive disadvantage, result in deterioration in our customers’ confidence in us, and thereby have a material adverse impact on our financial condition and operating results.
Our Suppliers May Fail Us
      Many of our suppliers are small firms that produce a limited number of items. Given their limited resources, these firms are susceptible to cash flow issues, production difficulties, quality control issues, and problems in delivering agreed-upon quantities on schedule. We cannot assure you that we would be able, if necessary, to return products to these suppliers and obtain refunds of our purchase price or obtain reimbursement or indemnification from them if their products prove defective. In addition, these suppliers may be unable to withstand a downturn in economic conditions. Significant failures on the part of our key suppliers could have a material adverse effect on our operating results.
      In addition, many of these suppliers require extensive advance notice of our requirements in order to supply products in the quantities we desire. This long lead time requires us to place orders far in advance of the time when certain products will be offered for sale, exposing us to shifts in demand.
Our Reliance on Foreign Suppliers Increases Our Risk of Obtaining Adequate, Timely, and Cost-Effective
  Product Supplies
      We rely to a significant extent on foreign manufacturers of various products that we sell. In addition, many of our domestic suppliers purchase a portion of their products from foreign sources. This reliance increases the risk that we will not have adequate and timely supplies of various products due to local political, economic, social, or environmental conditions (including acts of terrorism, the outbreak of war, or the occurrence of natural disaster), transportation delays (including dock strikes and other work stoppages), restrictive actions by foreign governments, or changes in United States laws and regulations affecting imports or domestic distribution. Reliance on foreign manufacturers also increases our exposure to fluctuations in exchange rates (including the potential revaluation of the Chinese Yuan) and trade infringement claims and reduces our ability to return product for various reasons.
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
Increases in Transportation Costs Due to Trucking Industry Challenges and Rising Fuel Costs May
  Materially Adversely Affect Our Operating Results
      Our operating results may be adversely affected if we are unable to secure adequate trucking resources to fulfill our delivery schedules to the stores, particularly as we deliver our fall and Christmas seasonal merchandise.
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

Failure to Adequately Establish Effective Internal Control Over Our Newly Implemented Integrated
  Financial Reporting System Could Result in Our Inability to Comply with SEC Regulations, Including
  Reporting Deadlines
      We implemented a new financial reporting system during the first quarter of fiscal 2006. We may be materially adversely affected if we are unable to establish effective internal control over the new system and related financial reporting processes.
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
Competition Could Negatively Impact Our Operations
      The retail arts and crafts industry is competitive, which could result in the reduction of our prices and our loss of market share. We must remain competitive in the areas of quality, price, breadth of selection, customer service, and convenience. Our primary competition is comprised of specialty arts and crafts retailers, which include Hobby Lobby, A.C. Moore Arts & Crafts, Inc., Jo-Ann Superstores (operated by Jo-Ann Stores, Inc.), and Garden Ridge Corporation. We also compete with mass merchants (e.g., Wal-Mart), who dedicate a portion of their selling space to a limited selection of craft supplies and seasonal and holiday merchandise, regional chains, and local merchants. Some of our competitors, particularly the mass merchants, are larger and have greater financial resources than we do. In addition, alternative methods of selling crafts, such as over the Internet, could result in additional competitors in the future and increased price competition since our customers could more readily comparison shop. Furthermore, we ultimately compete with alternative sources of entertainment and leisure for our customers.
The Amount of Debt We May Incur Could Adversely Affect Us by Reducing Our Flexibility to Respond to
  Changing Business and Economic Conditions
      Our needs for cash in the future will depend on many factors that are difficult to predict, including our results of operations and efforts to expand our existing operations. We believe, based on current circumstances, that our available cash and funds generated by operating activities, together with available borrowings under our bank credit facility, will be sufficient to meet our liquidity needs for the foreseeable future. However, we cannot assure you that our business will generate cash flow at or above current levels. If we are unable to generate sufficient cash flow from operations in the future to avoid incurrence of substantial debt and make necessary investments, we may be required to seek new borrowings, reduce or delay capital expenditures, reduce or eliminate dividends, sell assets, seek additional equity capital, or delay, scale back, or eliminate some aspects of our operations, including delaying our plans for new store openings.
      Moreover, it is possible that we may not be able to satisfy all of the conditions and covenants under our bank credit facility. In addition, we may not be able to obtain acceptable financing upon the expiration of our bank credit facility. Our ability to obtain additional financing will be significantly impacted by, among other things, any changes in the ratings assigned to us by nationally recognized ratings agencies. Any of these events, if they were to occur, could have a material adverse effect on our business, financial condition, or results of operations.

ITEM 1B.	Unresolved Staff Comments.
      Not applicable.

ITEM 2.	Properties.
      We lease substantially all of the sites for our Michaels, Aaron Brothers, Recollections, and Star Decorators Wholesale stores, with the majority of our stores having initial lease terms of approximately 10 years. The base rental rates for Michaels stores generally range from $155,000 to $380,000 per year. Rental payments for stores open for the full 12-month period of fiscal 2005 averaged $258,500 for our Michaels stores, $146,700 for our Aaron Brothers stores, $106,000 for our Recollection stores, and $328,000 for our Star Decorators Wholesale stores. The leases are generally renewable, with increases in lease rental rates. Lessors have made leasehold improvements to prepare our stores for opening under a majority of our existing leases. As of January 28, 2006, in connection with stores that we plan to open or relocate in future fiscal years, we had signed 37 leases for Michaels stores.
      As of March 23, 2006, we lease and occupy the following non-store facilities:

Square
Footage

Distribution centers:
City of Commerce, California (Aaron Brothers)	174,000
Hazleton, Pennsylvania	692,000
Jacksonville, Florida	506,000
Lancaster, California	763,000
New Lenox, Illinois	692,000
Tarrant County, Texas (including Recollections)	431,000

3,258,000
Artistree:
City of Industry, California (regional processing center)	90,000
Coppell, Texas (regional processing and fulfillment operations center)	156,000
Kernersville, North Carolina (manufacturing plant and regional processing center)	156,000

402,000
Office space:
Coppell, Texas (corporate satellite office)	67,000
Grand Prairie, Texas (corporate processing center)	35,000
Irving, Texas (corporate headquarters)	250,000

352,000
Coppell, Texas (new store staging warehouse)	25,000

4,037,000

      The following table indicates the number of our retail stores and wholesale operations located in each state or province as of March 23, 2006:

	Number of Stores

		Aaron		Star Decorators
State/Province	Michaels	Brothers	Recollections	Wholesale	Total

Alabama	11	-	-	-	11
Alaska	2	-	-	-	2
Alberta	14	-	-	-	14
Arizona	25	9	3	1	38
Arkansas	3	-	-	-	3
British Columbia	11	-	-	-	11
California	118	96	-	1	215
Colorado	17	8	-	-	25
Connecticut	11	-	-	-	11
Delaware	4	-	-	-	4
Florida	51	-	-	-	51
Georgia	27	4	-	1	32
Idaho	6	1	-	-	7
Illinois	33	-	-	-	33
Indiana	14	-	-	-	14
Iowa	6	-	-	-	6
Kansas	7	-	-	-	7
Kentucky	7	-	-	-	7
Louisiana	11	-	-	-	11
Maine	2	-	-	-	2
Manitoba	2	-	-	-	2
Maryland	21	3	2	-	26
Massachusetts	18	-	-	-	18
Michigan	36	-	-	-	36
Minnesota	22	-	-	-	22
Mississippi	3	-	-	-	3
Missouri	17	-	-	-	17
Montana	5	-	-	-	5
Nebraska	4	-	-	-	4
Nevada	9	6	-	-	15
New Brunswick	2	-	-	-	2
Newfoundland and Labrador	1	-	-	-	1
New Hampshire	6	-	-	-	6
New Jersey	23	-	-	-	23
New Mexico	4	-	-	-	4
New York	39	-	-	-	39
North Carolina	27	-	-	-	27
North Dakota	2	-	-	-	2
Ohio	31	-	-	-	31
Oklahoma	7	-	-	-	7

	Number of Stores

		Aaron		Star Decorators
State/Province	Michaels	Brothers	Recollections	Wholesale	Total

Ontario	23	-	-	-	23
Oregon	13	4	-	-	17
Pennsylvania	33	-	-	-	33
Prince Edward Island	1	-	-	-	1
Rhode Island	3	-	-	-	3
Saskatchewan	2	-	-	-	2
South Carolina	9	-	-	-	9
South Dakota	1	-	-	-	1
Tennessee	11	-	-	-	11
Texas	61	22	4	1	88
Utah	9	-	-	-	9
Vermont	1	-	-	-	1
Virginia	30	2	2	-	34
Washington	23	10	-	-	33
West Virginia	3	-	-	-	3
Wisconsin	15	-	-	-	15

Total	897	165	11	4	1,077

ITEM 3.	Legal Proceedings.
Derivative Claims
      On March 21, 2003, Julie Fathergill filed a purported stockholder derivative action, which is pending in the 192nd District Court for Dallas County, Texas. The lawsuit names certain former and current officers and directors, including all of Michaels’ current directors, as individual defendants and Michaels as a nominal defendant. The derivative action relates to actions prior to our announcement on November 7, 2002, that we had revised our outlook for the fourth fiscal quarter of 2002, adjusting downward guidance for annual earnings per diluted share. The plaintiff alleges that, prior to that announcement, certain of the defendants made misrepresentations and failed to disclose negative information about the financial condition of Michaels while the individual defendants were selling shares of Michaels Common Stock. The plaintiff asserts claims against the individual defendants for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. All of these claims are asserted derivatively on behalf of Michaels. On November 7, 2005, the Court entered a written order granting the defendants’ special exceptions and ordering that the case will be dismissed with prejudice unless the plaintiff amends her petition to state an actionable claim against the defendants. On December 8, 2005, the plaintiff filed an amended petition in which she reasserts many of the same factual allegations, but also adds new allegations questioning, among other things, issues relating to Michaels’ inventory systems and infrastructure, as well as transactions and holdings of Michaels Common Stock by certain family-owned trusts or benefiting trusts of two of Michaels’ directors. In her amended petition, the plaintiff continues to assert all her claims derivatively on behalf of Michaels against the individual defendants for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. We believe these claims are without merit and will vigorously oppose them.
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
Cotton Claim
      On December 20, 2002, James Cotton, a former store manager of Michaels of Canada, ULC, our wholly-owned subsidiary, and Suzette Kennedy, a former assistant manager of Michaels of Canada, commenced a proposed class proceeding against Michaels of Canada and Michaels Stores, Inc. on behalf of themselves and current and former employees employed in Canada. The Cotton claim was filed in the Ontario Superior Court of Justice and alleges that the defendants violated employment standards legislation in Ontario and other provinces and territories of Canada by failing to pay overtime compensation as required by that legislation. The Cotton claim also alleges that this conduct was in breach of the contracts of employment of those individuals. The Cotton claim seeks a declaration that the defendants have acted in breach of applicable legislation, payment to current and former employees for overtime, damages for breach of contract, punitive, aggravated and exemplary damages, interest, and costs. In May of 2005, the plaintiffs delivered material in support of their request that this action be certified as a class proceeding. Michaels filed and served its responding materials opposing class certification on January 31, 2006. A date has not yet been set for the hearing with respect to certification. We intend to contest certification of this claim as a class action. Further, we believe we have certain defenses on the merits and intend to defend this lawsuit vigorously. We are unable to estimate a range of possible loss, if any, in this claim.
Clark Claim
      On July 13, 2005, Michael Clark, a former Michaels store assistant manager, and Lucinda Prouty, a former Michaels store department manager, commenced a proposed class action proceeding against Michaels Stores, Inc. on behalf of themselves and current and former hourly retail employees employed in California from July 13, 2001 to the present. The Clark suit was filed in the Superior Court of California, County of San Diego, and alleges that Michaels failed to pay overtime wages, provide meal and rest periods (or compensation in lieu thereof), and provide itemized employee wage statements. The Clark suit also alleges that this conduct was in breach of California’s unfair competition law. The plaintiffs seek injunctive relief, damages for unpaid overtime pay, meal break penalties, waiting time penalties, interest, and attorneys’ fees and costs. Under the Class Action Fairness Act, we removed the case to federal court on August 5, 2005. We are in the early stages of our investigation; however, we believe that the Clark claim lacks merit, and we intend to vigorously defend our interests.
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

Olivas Claim
      On December 2, 2005, Sandra Olivas and Jerry Soskins, former Michaels store managers in Los Angeles, California, commenced a proposed class action proceeding against Michaels Stores, Inc. on behalf of themselves and current and former salaried store employees employed in California from December 1, 2001 to the present. Michaels was served with the complaint on January 31, 2006. The Olivas suit was filed in the Superior Court of California, County of Los Angeles, and alleges that Michaels failed to pay overtime wages, accurately record hours worked, and provide itemized employee wage statements. The Olivas suit also alleges that this conduct was in breach of California’s unfair competition law. The plaintiffs seek injunctive relief, damages for unpaid overtime pay, penalties, interest, and attorneys’ fees and costs. On March 1, 2006, we removed the case to the United States District Court for the Central District of California. We are in the early stages of our investigation; however, we believe that the Olivas claim lacks merit, and we intend to vigorously defend our interests.
Governmental Inquiries and Related Matters
      In early 2005, the District Attorney’s office of the County of New York and the SEC opened inquiries concerning non-U.S. trusts that directly or indirectly hold and have held shares of Michaels Common Stock and Common Stock options. The staff of a U.S. Senate subcommittee and a federal grand jury have requested information with respect to the same facts. The Company is cooperating in these inquiries and requests for information.
      Certain of these trusts and corporate subsidiaries of the trusts acquired securities of Michaels in transactions directly or indirectly with Charles J. Wyly, Jr. and Sam Wyly, who are, respectively, Chairman and Vice Chairman of the Board of Directors and executive officers of Michaels, or with other Wyly family members. In addition, subsidiaries of certain of these trusts acquired securities directly from the Company in private placement transactions in 1996 and 1997 and upon the exercise of stock options transferred, directly or indirectly, to the trusts or their subsidiaries by Charles Wyly, Sam Wyly, or other Wyly family members.
      We understand that Charles Wyly and Sam Wyly and/or certain of their family members are beneficiaries of irrevocable non-U.S. trusts. The 1996 and 1997 private placement sales by the Company of Michaels securities to subsidiaries of certain of these trusts were disclosed by Michaels in filings with the SEC. The transfer by Charles Wyly and/or Sam Wyly (or by other Wyly family members or family-related entities) of Michaels securities to certain of these trusts and subsidiaries was also disclosed in filings with the SEC by us and/or by Charles Wyly and Sam Wyly.
      Following the filing by Charles Wyly and Sam Wyly of an amended Schedule 13D with the SEC on April 8, 2005, stating that they may be deemed the beneficial owners of Michaels securities held directly or indirectly by the non-U.S. trusts, Michaels disclosed in a press release that, as of March 31, 2005, under SEC Rule 13d-3, Charles Wyly may be deemed the owner of 6,045,818 shares, or 4.4% of our outstanding Common Stock, and Sam Wyly may be deemed the beneficial owner of 4,822,534 shares, or 3.5% of the Company’s outstanding Common Stock. In our 2005 proxy statement, Michaels included the securities held in the non-U.S. trusts or their separate subsidiaries, as reported in the Wylys’ amended Schedule 13D, in the beneficial ownership table of our principal stockholders and management, with appropriate footnotes referring to the amended Schedule 13D. Based on information then available to the Company, Michaels SEC filings did not report securities owned by the non-U.S. trusts or their corporate subsidiaries as beneficially owned by Charles Wyly and Sam Wyly prior to 2005.
      Charles Wyly and Sam Wyly have undertaken to file any additional required Section 16 reports and to pay to Michaels the amount of any Section 16 liability. Counsel for Michaels and counsel for the Wylys have engaged in discussions of factual and legal issues relating to Section 16.
      Charles Wyly and Sam Wyly have made a proposal to settle any issue of potential Section 16 liability, without admitting or denying that they have or had, for Section 16 purposes, beneficial ownership of Michaels securities that are or were held by the non-U.S. trusts or their subsidiaries and without admitting any liability to the Company under Section 16. Charles Wyly and Sam Wyly have not yet filed any additional or amended Section 16 reports with respect to transactions by the non-U.S. trusts or their subsidiaries while these discussions have been in progress.
      On March 15, 2006, the Board of Directors appointed a special committee of the Board to investigate and make decisions on behalf of Michaels with respect to any potential Section 16 liability issue. The members of the special committee are Richard C. Marcus, Cece Smith and Liz Minyard, all independent Board members. The special committee has the full authority of the Board to make all decisions with respect to any potential Section 16 issue, including the authority to approve or reject the proposed settlement, to negotiate the terms of any settlement, and to take all other actions it deems necessary or appropriate to resolve any potential Section 16 liability issue. The special committee has retained the firm of Debevoise & Plimpton LLP as its independent counsel to advise it in this matter.
General
      We are a defendant from time to time in lawsuits incidental to our business. Based on currently available information, we believe that resolution of all known contingencies is uncertain. There can be no assurance that future costs of such litigation would not be material to our financial position or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders.
      We did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information
      Our Common Stock is listed on the New York Stock Exchange under the ticker symbol “MIK.”
      The following table sets forth the high and low sale prices of our Common Stock for each quarterly period within the two most recent fiscal years.

	High	Low

Fiscal 2005:
First quarter	$36.85	$30.37
Second quarter	43.61	33.03
Third quarter	41.95	30.38
Fourth quarter	38.75	32.10
Fiscal 2004:
First quarter	$29.58	$22.16
Second quarter	28.15	22.29
Third quarter	30.76	25.23
Fourth quarter	31.39	26.70

Holders
      As of March 23, 2006, there were 479 holders of record of our Common Stock.
Dividends
      Michaels has declared quarterly cash dividends as follows:

Declaration Date	Payable Date	Amount per Share

Fiscal 2005:
March 15, 2005	April 29, 2005	$0.07
June 16, 2005	July 29, 2005	0.10
September 13, 2005	October 31, 2005	0.10
December 6, 2005	January 31, 2006	0.10
Fiscal 2004:
March 16, 2004	April 30, 2004	$0.06
June 17, 2004	July 30, 2004	0.06
September 16, 2004	October 29, 2004	0.07
December 1, 2004	January 31, 2005	0.07
      We did not pay any dividends on our Common Stock prior to fiscal 2003. Subsequent to the end of fiscal 2005, our Board of Directors declared a quarterly cash dividend of $0.10 per share to be payable April 28, 2006, to stockholders of record at the close of business on April 14, 2006.
Issuer Purchase of Equity Securities
      On December 5, 2000, our Board of Directors authorized the repurchase of up to 4.0 million shares of our outstanding Common Stock. By later resolutions, our Board of Directors provided that proceeds of the exercise of options under our 2001 General Stock Option Plan may be used to repurchase shares under the 2000 repurchase plan and that the maximum number of shares authorized to be repurchased under the 2000 repurchase plan may be increased to the extent necessary to so use the proceeds from such option exercises. On June 16, 2005, in connection with the adoption of our 2005 Incentive Compensation Plan, we permanently ceased granting options under the 2001 General Stock Option Plan. As of January 28, 2006, options to purchase 875,000 shares of Common Stock remained outstanding pursuant to prior grants under the 2001 General Stock Option Plan.
      On March 15, 2005, and December 6, 2005, our Board of Directors authorized a repurchase plan for up to 3.0 million shares and 5.0 million shares of our outstanding Common Stock, respectively. For additional information relating to our purchases of our Common Stock during the past three years, see “Item 7. Management’s Discussions and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

      The following table sets forth our repurchases of Common Stock for each fiscal month in the fourth quarter of fiscal 2005.

				Maximum
			Total Number	Number of
			of Shares	Shares That
	Total		Purchased as	May Yet Be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased(1)	per Share	or Programs(1)	or Programs(2)

October 30, 2005 through November 26, 2005	1,267,800	$34.20	1,267,800	337,713
November 27, 2005 through December 31, 2005	-	-	-	5,337,713
January 1, 2006 through January 28, 2006	834,900	33.47	834,900	4,502,813

Total	2,102,700	$33.91	2,102,700	4,502,813

(1)	We repurchased and subsequently retired 1.3 million shares of our outstanding Common Stock authorized under the March 2005 repurchase plan. We repurchased and hold in Treasury 834,900 shares of our outstanding Common Stock as of January 28, 2006.
(2)	As of January 28, 2006, we used the entire fixed portion of the authority originally provided in the 2000 repurchase plan. No repurchases from proceeds of stock option exercises under the 2001 General Stock Option Plan were made in the fourth quarter of fiscal 2005 since there were no additional options exercised under the 2001 General Stock Option Plan during that quarter. In addition, we have repurchased the entire number of shares which we were authorized to repurchase under the March 2005 repurchase plan. On December 6, 2005, our Board of Directors authorized a repurchase plan for up to 5.0 million shares of our outstanding Common Stock. As of January 28, 2006, we had 4,502,812 shares available for repurchase under the December 2005 repurchase plan.

ITEM 6.	Selected Financial Data.
      The following financial information for the five most recent fiscal years has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere herein.

	Fiscal Year

	2005	2004	2003	2002	2001(1)

	(In thousands except per share and store data)
Results of Operations Data:
Net sales	$3,676,365	$3,393,251	$3,091,256	$2,856,373	$2,530,727
Operating income	364,340	339,515	302,751	269,794	179,716
Income before cumulative effect of accounting change	219,512	201,809	177,845	147,730	89,030
Cumulative effect of accounting change, net of income tax(2)(3)	88,488	-	-	7,433	-
Net income	131,024	201,809	177,845	140,297	89,030
Basic earnings per common share before cumulative effect of accounting change	1.62	1.49	1.32	1.11	0.69
Basic earnings per common share after cumulative effect of accounting change	0.97	1.49	1.32	1.05	0.69
Diluted earnings per common share before cumulative effect of accounting change	1.59	1.45	1.27	1.05	0.67
Diluted earnings per common share after cumulative effect of accounting change	0.95	1.45	1.27	0.99	0.67
Dividends per common share	0.37	0.26	0.15	-	-

Balance Sheet Data:
Cash and equivalents	$452,449	$535,852	$341,825	$218,031	$193,025
Merchandise inventories	784,032	936,395	892,923	809,418	714,309
Total current assets	1,314,648	1,571,271	1,283,372	1,066,440	950,063
Total assets	1,875,555	2,111,660	1,801,647	1,560,973	1,414,633
Total current liabilities	496,766	511,940	369,480	299,454	351,207
Long-term debt(4)	-	200,000	200,000	200,000	200,000
Total liabilities	588,206	814,495	634,349	548,946	590,069
Stockholders’ equity	1,287,349	1,297,165	1,167,298	1,012,027	824,564

Other Financial Data:
Cash flow from operating activities	$363,956	$427,818	$289,506	$109,482	$177,257
Cash flow from investing activities	(67,918)	(141,152)	(103,005)	(108,079)	(101,644)
Cash flow from financing activities	(379,441)	(92,639)	(62,707)	23,603	89,221

Other Operating Data:
Average net sales per Michaels store(5)	$4,056	$3,970	$3,843	$3,819	$3,654
Comparable store sales increase(6)	3.6%	4.7%	2.5%	4.2%	4.6%
Total selling square footage	17,365	16,612	15,681	14,610	13,405

Stores Open at End of Year:
Michaels(7)	885	844	804	754	694
Aaron Brothers	166	164	158	148	139
Recollections	11	8	2	-	-
Star Decorators Wholesale(7)	4	3	3	2	2

Total stores open at end of year	1,066	1,019	967	904	835

(Notes on following page.)

(Notes from table on preceding page.)

(1)	Effective as of the beginning of fiscal 2002, we no longer amortize goodwill as a result of our adoption of the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Therefore, fiscal 2001 includes amortization expense of approximately $3.7 million ($2.2 million, net of income tax) that is not included in fiscal 2005, 2004, 2003, and 2002.
(2)	We changed our method of accounting for merchandise inventories from a retail inventory method to the weighted average cost method in the fourth quarter of fiscal 2005. As a result, we recorded a non-cash charge of $88.5 million, net of income tax, in fiscal 2005 for the cumulative effect of accounting change on prior fiscal years. For further information with respect to this change and other accounting items that affect the comparability of our financial statements, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Accounting Items.”
(3)	We changed our accounting policy with respect to recording cooperative advertising allowances as of the beginning of fiscal 2002. As a result, we recorded a non-cash charge of $7.4 million, net of income tax, in fiscal 2002 for the cumulative effect of accounting change on fiscal years prior to fiscal 2002.
(4)	Long-term debt consists of our 9 1/4 % Senior Notes due 2009 that we issued in July 2001 and redeemed in full on July 1, 2005.
(5)	The calculation of average net sales per Michaels store only includes sales for Michaels stores open longer than 36 months, and excludes Aaron Brothers, Recollections, and Star Decorators Wholesale stores. Prior year amounts have been revised to exclude our Los Angeles combination wholesale-retail store as a result of its reclassification in fiscal 2004 from a Michaels store to a Star Decorators Wholesale store.
(6)	Comparable store sales increase represents the increase in net sales for stores open the same number of months in the indicated and comparable period of the previous year, including stores that were relocated or expanded during either period. A store is deemed to become comparable in its 14th month of operation in order to eliminate grand opening sales distortions. A store temporarily closed more than 2 weeks due to a catastrophic event is not considered comparable during the month it closed. If a store is closed longer than 2 weeks but less than 2 months, it becomes comparable in the month in which it reopens, subject to a mid-month convention. A store closed longer than 2 months becomes comparable in its 14th month of operation after its reopening.
(7)	Store counts have been restated to reflect a reclassification of our Los Angeles combination wholesale-retail store from a Michaels store to a Star Decorators Wholesale store. Beginning in fiscal 2004, our Los Angeles wholesale-retail store is managed as part of our Star Decorators Wholesale concept.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following discussion, as well as other portions of this Annual Report on Form 10-K, contains forward-looking statements that reflect our plans, estimates, and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this report. Specific examples of forward-looking statements include, but are not limited to, statements regarding our future cash dividend policy, forecasts of financial performance, capital expenditures, working capital requirements, stock repurchases, workers’ compensation claims exposure, forecasts of effective tax rate, and future proceeds from the exercise of stock options. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, and particularly in “Item 1A. Risk Factors.”

Overview
      We are the largest national arts and crafts specialty retailer, with sales of almost $3.7 billion in the United States and Canada. Our primary retail business is our operation of 897 Michaels stores across North America. We also operate three additional businesses: our 165 Aaron Brothers stores, a custom frame, framing, and art supply chain; our 11 Recollections stores, a scrapbooking/paper crafting concept; and four Star Decorators Wholesale locations, a floral/home décor concept (all store counts are as of March 23, 2006).
      Our mission is to help people express themselves creatively. Through our broad product assortments, friendly, knowledgeable sales associates, educational in-store events, project sheets and displays, and on-line information, we offer a shopping experience that encourages creativity in the areas of arts, crafts, floral displays, framing, home décor, and children’s hobbies and activities.
      Over the past nine years, we have focused on improving store operations and inventory management capabilities in our Michaels stores while continuing a strong store growth program and developing new retail and wholesale concepts.
      Since fiscal 1996, we have refined or implemented our:

•	inventory management system,
•	point-of-sale system,
•	warehouse management capabilities,
•	transportation management system,
•	seasonal merchandise allocation system,
•	financial and human resource management systems,
•	store merchandise planogram processes,
•	retail merchandising systems, and
•	weighted average cost stock ledger.
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
      As a result of our focus on operations, we have improved our sales productivity and overall profitability. During fiscal 2005, we achieved same-store sales growth of 3.6% and opened 52 new stores. Our operating margin was 9.9% of net sales in fiscal 2005 and 10.0% of net sales in fiscal 2004. Our operating and financial performance has resulted in a stronger financial position, which enabled us in fiscal 2005 to continue declaring cash dividends, expand our Common Stock repurchase program, and redeem our $200 million 9 1/4 % Senior Notes originally due in 2009.
      In fiscal 2006, one of our primary objectives will be to increase the sales and productivity of our Michaels stores through improving our merchandise offering and enhancing the in-store experience as part of our “Pursuit of the Perfect Store” initiative. In addition, we will continue to refine the business models of our Aaron Brothers, Recollections, and Star Decorators Wholesale operations as we seek to continue their expansion. Also in fiscal 2006, we plan to open approximately 45 Michaels stores, funded primarily by our available cash and funds generated by operating activities.
Critical Accounting Policies and Estimates
      We have prepared our financial statements in conformity with accounting principles generally accepted in the United States, and these financial statements necessarily include some amounts that are based on our informed judgments and estimates. Our senior management has discussed the development and selection of these critical accounting estimates, and the disclosure in this section of this report regarding them, with the Audit Committee of our Board of Directors. Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements. Our critical accounting policies represent those policies that are subject to judgments and uncertainties. As discussed below, our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of these policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. Our critical accounting policies include:
      Merchandise Inventories–For fiscal 2005, merchandise inventories at Michaels stores are valued at the lower of cost or market, with cost determined using a weighted average method. Included in our cost basis are costs incurred in making inventories available for sale in our stores, such as freight and other distribution costs. We utilize perpetual inventory records to value inventory in our Michaels stores. Physical inventory counts are performed in a significant number of stores at the end of each fiscal quarter by a third party inventory counting service firm, with substantially all stores open longer than one year subject to at least one annual count. We adjust our perpetual records based on the results of the physical counts.
      Cost is calculated based upon the actual landed cost of an item at the time it is received by us using actual vendor invoices and also includes the cost of warehousing, handling, purchasing, and transporting the inventory to the stores. Vendor allowances, which primarily represent volume rebates and cooperative advertising funds, are recorded as a reduction of the cost of the merchandise inventories. The cost of warehousing, handling, purchasing, and transporting, and the vendor allowances are recognized through cost of sales based on our estimates of when the inventories are sold. Changes in these estimates could have a material impact on the financial statements.
      During the fourth quarter of fiscal 2005, as a result of our reviews and analysis related to our transition to cost accounting, we made certain refinements to our calculation for deferring costs related to preparing inventory for sale and for vendor allowance recognition. These refinements resulted in a non-cash charge of approximately $23.9 million ($15.0 million, net of income tax).
      We maintain a provision for estimated shrinkage based on the actual historical results of our physical inventories. We compare our estimates to the actual results of the physical inventory counts as they are taken and adjust the shrink estimates accordingly. We also record adjustments to the value of inventory equal to the difference between the carrying value and the estimated market value, based on assumptions about future demand.
      Fiscal 2004 merchandise inventories at Michaels stores were valued at the lower of cost or market using a retail inventory method. We performed complete physical inventories at a significant sample of stores at the end of each fiscal quarter to estimate ending inventories valued at retail for all Michaels stores to be used in our retail inventory method. In determining our cost of goods sold and ending inventory at cost, we utilized a single pool of inventory for our Michaels’ stores inventories. We recorded permanent markdown reserves in the period in which we determined that markdowns were required to sell certain merchandise. Such markdowns were based on each store’s perpetual inventory records.
      Our success in managing our inventories is dependent on our ability to anticipate and respond in a timely manner to changing customer demand and preferences for products and supplies used in creative activities. If we misjudge the market, we may significantly overstock unpopular products and be forced to record significant inventory reserves. Amounts recorded for inventory reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions or competitive conditions differ from our expectations.
      Goodwill–We have made acquisitions in the past that included a significant amount of goodwill. We perform annual impairment tests of goodwill by comparing the book values of our reporting units to their estimated fair values. The estimated fair values of our reporting units are computed using estimates that include a discount factor in valuing future cash flows. There are assumptions and estimates underlying the determination of fair value and any resulting impairment loss. Another estimate using different, but still reasonable, assumptions could produce different results. To date, we have not experienced any impairment of our goodwill; however, there can be no assurance that future impairment will not result should our operating results deteriorate for reasons such as those described under “Item 1A. Risk Factors” herein.
      Reserve for Closed Facilities–We maintain a reserve for future rental obligations, carrying costs, and other closing costs related to closed facilities, primarily closed and relocated stores. In accordance with the provisions of SFAS No. 146, Costs Associated With Disposal Activities, we recognize exit costs for any store closures at the time the store is closed.
      The cost of closing a store or facility is calculated as the lesser of the present value of future rental obligations remaining under the lease (less estimated sublease rental income) or the lease termination fee. Once a store has been identified for closure, we accelerate the remaining depreciation so that the assets are fully depreciated at the date of closure. The determination of the reserves is dependent on our ability to make reasonable estimates of costs to be incurred post-closure and of rental income to be received from subleases. In planning our store closures, we generally try to time our exits as close to the lease termination date as possible to minimize the need for sublease income to offset any remaining lease obligation. The reserves could vary materially if market conditions were to vary significantly from our assumptions.
      Revenue Recognition–Revenue from sales of our merchandise is recognized at the time of the merchandise sale, excluding revenue from the sale of custom frames, which is recognized at the time of delivery. Revenue is presented net of sales taxes collected. We allow for merchandise to be returned under most circumstances and provide for a reserve of estimated returns. When calculating our deferred framing revenue, we currently estimate the length of time between the customer placing the order at the store and customer pick-up based on the best available information from our systems. A significant change in the length of time between the custom frame order and customer pick-up or a significant change in the underlying trends of our sales returns may materially affect our future operating results.
      We record a gift card liability on the date we issue the gift card to the customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. We escheat the value of unredeemed gift cards where required by law. Any remaining liabilities not subject to escheatment are evaluated to determine whether the likelihood of the gift card being redeemed is remote (gift card breakage). We recognize gift card breakage as revenue, by applying our estimate of the rate of gift card breakage over the period of estimated performance (40 months as of the end of fiscal 2005). Our estimates of the gift card breakage rate are based on customers’ historical redemption rates and patterns, which may not be indicative of future redemption rates and patterns. Prior to fiscal 2005, we did not have adequate historical information to estimate gift card breakage. During the fourth quarter of fiscal 2005, we recognized revenue of approximately $7.9 million related to gift card balances that we estimated will not be redeemed.
      Share-Based Compensation Expenses–We elected to early adopt SFAS No. 123(R), Share-Based Payment, in the fourth quarter of fiscal 2005. This accounting standard requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value over the requisite service period. We applied the provisions of the modified retrospective transition method as permitted by SFAS No. 123(R) from the beginning of fiscal 2005. As a result, we recorded compensation expense for unvested awards based on the amounts previously determined for pro forma disclosure under SFAS No. 123, Accounting for Stock-Based Compensation, for the first three quarters of fiscal 2005 and under the provisions of SFAS No. 123(R) for the fourth quarter of fiscal 2005. The Company recorded compensation expense related to share-based payments totaling approximately $18.7 million, net of an income tax benefit of $11.1 million, or $0.14 per diluted share on an after-tax basis, for fiscal 2005.
      Beginning in the fourth quarter of fiscal 2005, compensation cost is based on the grant date fair value of the award and ratably recognized as an expense over the effective vesting period. Determining fair value of our stock options requires judgment, including estimating the expected terms of the options, expected volatility of our Common Stock share price, and expected dividends. In addition, we must estimate the number of stock options that we expect employees to forfeit in the future. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially impacted.
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
General
      We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. References to fiscal year mean the year in which that fiscal year began. Fiscal 2005 ended on January 28, 2006, fiscal 2004 ended on January 29, 2005, and fiscal 2003 ended on January 31, 2004. Each fiscal year contained 52 weeks. All references herein to fiscal 2006 relate to the 53 weeks ending February 3, 2007.
Accounting Items
Fiscal 2005
      Transition to Cost Accounting–We changed our method of accounting for merchandise inventories from a retail inventory method to the weighted average cost method in the fourth quarter of fiscal 2005, effective as of the beginning of that fiscal year. We believe the weighted average cost method is preferable because we believe it:

•	results in greater precision in the determination of cost of sales and inventories as each store/ SKU combination is supported by perpetual records valued at cost using SKU level purchase order inputs, allowing for a reduction in the number of significant management estimates that were used in our retail inventory method;

•	provides greater insight into shrink using more accurate periodic shrink expense analysis and reporting at the store/ SKU level;

•	aligns financial reporting with the operational view of the Company, which provides consistency in analysis of inventory management measures; and

•	increases the accuracy of matching sales with related expenses, as cost of sales will represent the average cost of the individual items sold rather than an average of the entire pool, eliminating any fluctuations as a result of seasonal changes in the markup percentage of inventory on hand at the end of each quarter.
      The effect of this change as of January 28, 2006, has been presented in the income statement as a cumulative effect of a change in accounting principle of $88.5 million, or approximately $0.64 per diluted share, which is net of an income tax benefit of $54.2 million. The inventory balance as of the beginning of fiscal 2005 is approximately $794 million on the weighted average cost method, which is approximately $143 million lower than the inventory balance reported under our retail inventory method. The non-cash reduction in the inventory balance is due to the change in accounting principle and is not an indication of an inventory impairment, as the underlying retail value of the Company’s inventories is not affected by this accounting change. As a result of the adoption of this policy, fiscal 2005 cost of sales decreased by approximately $300,000, pre-tax, which had no impact on our diluted earnings per share calculation.
      Adoption of SFAS No. 123(R)–We elected to early adopt SFAS No. 123(R), Share-Based Payment, in the fourth quarter of fiscal 2005. This accounting standard requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value over the requisite service period. We applied the provisions of the modified retrospective transition method as permitted by SFAS No. 123(R) from the beginning of fiscal 2005. As a result, we recorded compensation expense for unvested awards based on the amounts previously determined for pro forma disclosure under SFAS No. 123, Accounting for Stock-Based Compensation, for the first three quarters of fiscal 2005, and under the provisions of SFAS No. 123(R) for the fourth quarter of fiscal 2005. We recorded compensation expense related to share-based payments totaling approximately $29.8 million on a pre-tax basis, or $0.14 per diluted share on an after-tax basis, for fiscal 2005.
      Prior to our adoption of SFAS No. 123(R), we reported the excess tax benefits associated with share-based awards as an operating cash inflow in our statement of cash flows. Beginning with our adoption of SFAS No. 123(R), we now report excess tax benefits as a cash inflow in the financing section of our statement of cash flows and would record a tax deficiency, if any, as a cash outflow from operating activities. For fiscal years 2003 and 2004, we reported $33.7 million and $29.1 million, respectively, of excess tax benefits as cash inflows in the operating activities section. For fiscal 2005, we reported $25.2 million of excess tax benefits as a cash inflow to financing activities.
      Refinement of Inventory Related Costs and Vendor Allowance Recognition–As a result of our reviews and analyses related to our transition to cost accounting, we made certain refinements to our calculation for deferring costs related to preparing inventory for sale and for vendor allowance recognition. We implemented these refinements in the fourth quarter of fiscal 2005 and recorded a non-cash, cumulative adjustment of approximately $15.0 million (net of income taxes of $8.9 million), of which $8.0 million (net of income taxes of $4.7 million) related to prior years.
      Gift Card Breakage–As a result of comments made in SEC staff speeches providing clarity as to the SEC’s views on accounting for gift card breakage, and our analysis of our gift card liability and redemption history, we concluded that it was appropriate to recognize cumulative breakage during the fourth quarter of fiscal 2005. During the fourth quarter of fiscal 2005, we recognized revenue of approximately $7.9 million related to gift card balances that we estimated will not be redeemed. In future periods, we will recognize the estimated value of unused gift cards over the period of estimated performance (40 months as of the end of fiscal 2005). Prior to fiscal 2005, we did not have adequate historical information to estimate gift card breakage.
Fiscal 2004
      Lease Accounting Correction–Based on certain views expressed in a letter of February 7, 2005 from the Office of the Chief Accountant of the SEC to the American Institute of Certified Public Accountants, we reviewed our accounting policies and practices associated with property leases. Consistent with industry practices, we historically reported straight-line rental expense beginning on the earlier of the store opening date or the commencement date of the lease. This had the effect of excluding the pre-opening or build-out period of our stores from the calculation of the period over which we expensed rent. In addition, amounts received as tenant allowances were reflected in the balance sheet as a reduction to store leasehold improvement costs instead of classifying them as deferred lease credits. Following our review, we corrected our accounting policies such that we begin recording rent expense on the date we take possession of or control physical access to the premises. We also recognize tenant allowances as a liability and accrete the liability as a reduction to rent expense over the same period in which rent expense is calculated.
      As a result of these corrections, we recorded a non-cash, $12.8 million ($8.0 million, net of income tax) cumulative adjustment to earnings during the fourth quarter of fiscal 2004. We also increased our gross property and equipment balances by $34.8 million ($18.0 million, net of accumulated depreciation), our accrued liabilities by $1.7 million; and other long-term liabilities by $29.1 million. The increase in gross property and equipment reflects the reclassification of tenant allowances to other long-term liabilities, which were previously reflected as a reduction of property and equipment. The increase in other long-term liabilities was to reflect the cumulative adjustment to the accrued rent balance and deferred lease credits related to tenant allowances. We reduced our long-term deferred income tax liability by $4.8 million primarily as a result of a change in the cumulative timing differences related to deductions associated with straight-line rent expense and leasehold amortization expense. The adjustments did not impact historical or future net cash flows or the timing of the payments under related leases. We believe that the new lease accounting policies will not have a material effect on future diluted earnings per share. Prior years’ financial statements were not restated as the impact of these issues was immaterial to previously reported results for any individual prior year.
Results of Operations
      The following table sets forth the percentage relationship to net sales of each line item of our consolidated statements of income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

	Fiscal Year

	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	63.0	63.3	63.3

Gross profit	37.0	36.7	36.7
Selling, general, and administrative expense	26.9	26.5	26.6
Store pre-opening costs	0.2	0.2	0.3

Operating income	9.9	10.0	9.8
Interest expense	0.6	0.6	0.7
Other (income) and expense, net	(0.3)	(0.1)	(0.1)

Income before income taxes and cumulative effect of accounting change	9.6	9.5	9.2
Provision for income taxes	3.6	3.6	3.4

Income before cumulative effect of accounting change	6.0	5.9	5.8
Cumulative effect of accounting change, net of income tax	2.4	-	-

Net income	3.6%	5.9%	5.8%

Fiscal 2005 Compared to Fiscal 2004
      Net Sales–Net sales increased $283.1 million, or 8.3%, from fiscal 2004 to fiscal 2005. Net sales from our 52 new stores opened during the year, partially offset by lost sales from our five store closures, accounted for approximately $155.5 million of the increase in net sales. In addition, our fiscal 2005 comparable store sales increase of 3.6% contributed $119.7 million to the net sales increase while our recognition of gift card breakage provided $7.9 million of incremental sales. Comparable store sales growth was strongest in our general crafts, needlework and yarn, kids crafts, paper crafting, and candles/bakeware categories. The average ticket increased 2.7%, transactions increased 0.5%, and custom framing deliveries increased 0.4% from fiscal 2004 to fiscal 2005. The increase in average ticket includes favorable pricing/product mix trends and a 40 basis point benefit from the strengthening of the Canadian dollar. We currently expect that our comparable store sales results for the first half of fiscal 2006 will be lower than the 3.6% full year 2005 comparable store sales results, primarily due to a challenging comparison to 2005, in which yarn sales were very strong. Our ability to continue to generate comparable store sales increases is dependent, in part, on our ability to continue to maintain store in-stock positions on the top-selling items, to properly allocate merchandise to our stores, to effectively execute our pricing and sales promotion efforts, to anticipate customer demand and trends in the arts and crafts industry, and to respond to competitors’ activities.
      Cost of Sales and Occupancy Expense–Cost of sales and occupancy expense increased $170.1 million due to increased sales from a 4.6% increase in the number of stores operated in fiscal 2005 compared to fiscal 2004, a 3.6% comparable store sales increase, and the combined impact of our accounting changes during fiscal 2005 and 2004. Included in our fiscal 2005 cost of sales are total pre-tax, non-cash charges of $27.1 million related to changes in our accounting policies and estimates. The refinement of our inventory related costs and vendor allowance estimates resulted in a $23.9 million charge, the adoption of SFAS No. 123(R) resulted in a $3.5 million charge, and our conversion to the weighted average cost method provided a reduction in our cost of sales of $300,000.
      The following table details the change in cost of sales and occupancy expense, as a percentage of net sales, from 2004 to 2005:

Increase/(Decrease)

Store cost of sales	(0.7)%
Occupancy costs	0.2%
Weighted average cost method conversion	0.0%
Cost deferral and entitlement recognition calculation refinement	0.7%
Share-based compensation expense	0.1%
Gift card breakage	(0.2)%
Fiscal 2004 lease accounting correction	(0.4)%

Total decrease	(0.3)%

      Cost of sales and occupancy expense, as a percentage of net sales, decreased approximately 30 basis points. Cost of sales was favorably impacted by improved leverage on our distribution expenses against higher net sales in fiscal 2005, reduced inventory costs on improved domestic sourcing, and improved leverage on our vertically integrated custom framing manufacturing operations. Included in the cost of sales for fiscal 2004 was a non-cash $12.8 million charge related to our correction of lease accounting policies and $4.1 million of cost associated with the closure of our Lexington, Kentucky distribution center and opening of a new distribution center in New Lenox, Illinois. Partially offsetting the favorable reductions in costs of sales, as a percentage of net sales, were the $27.1 million of non-cash charges related to our accounting changes. See the preceding section “Accounting Items.”
      Selling, General, and Administrative Expense–Selling, general, and administrative expense was $987.3 million, or 26.9% of net sales in fiscal 2005 compared to $898.4 million, or 26.5% of net sales in fiscal 2004. The expense increase was primarily due to an increase in the number of stores we operated compared to last year and the recognition of $26.3 million of share-based compensation cost related to our adoption of SFAS No. 123(R). See the preceding section “Accounting Items.” Store and corporate personnel costs, inclusive of share-based compensation costs, accounted for $52.7 million of the total $88.9 million increase from fiscal 2004.
      As a percentage of net sales, selling, general, and administrative expense increased 40 basis points from 26.5% of sales in fiscal 2004 to 26.9% of sales in fiscal 2005. The increase was primarily a result of inclusion of $26.3 million of share-based compensation costs in fiscal 2005 that were not present in fiscal 2004, which increased fiscal 2005 selling, general, and administrative expenses by 70 basis points. Increased legal and professional expenses also resulted in an unfavorable increase of 20 basis points. These expense increases were partially offset by a decrease in store personnel benefits of 50 basis points. Store personnel benefits decreased primarily because of a decrease in workers’ compensation insurance costs of $11.6 million. In fiscal 2004, we recognized a reserve of $4.1 million for claims that we believed would not be covered due to the deteriorating financial condition of an insurance company with which we previously conducted business. The reserve amount did not materially change during fiscal 2005, and it represents our current estimate of probable loss as determined in consultation with third party experts. As actual claims continue to be filed with the insurer or as existing claims are fully resolved, it may be necessary for us to record additional adjustments in order to be fully reserved for the estimate of probable losses that we expect to incur, but we currently believe that all significant costs have been recognized.
      Provision for Income Taxes–The effective tax rate was 37.35% in fiscal 2005 and 37.65% in fiscal 2004. Based on current projections, we believe our effective tax rate in fiscal 2006 will be between 37.5% and 38.0%.
      Cumulative Effect of Accounting Change–In fiscal 2005, we changed our method of accounting for merchandise inventories from a retail inventory method to the weighted average cost method. See the previous section, “Accounting Items.” As a result, we recorded a non-cash charge of $88.5 million, net of income tax, or $0.64 per diluted share, in the first quarter of fiscal 2005 for the cumulative effect of accounting change on fiscal years prior to fiscal 2005.
      Net Income–As a result of the above, net income for fiscal 2005 decreased 35.1% from $201.8 million, or $1.45 per diluted share, in fiscal 2004 to $131.0 million, or $0.95 per diluted share, after the cumulative effect of accounting change. Income before the cumulative effect of the accounting change increased 8.8% from $201.8 million in fiscal 2004, or $1.45 per diluted share, to $219.5 million in fiscal 2005, or $1.59 per diluted share.
Fiscal 2004 Compared to Fiscal 2003
      Net Sales–Net sales increased $302.0 million, or 9.8%, from fiscal 2003 to fiscal 2004. Net sales from our 58 new stores opened during the year, partially offset by lost sales from our six store closures, accounted for $152.2 million of the increase in net sales. In addition, our fiscal 2004 comparable store sales increase of 4.7% contributed $149.8 million to the net sales increase. Comparable store sales growth was strongest in our needlework and yarn, kids crafts, impulse, framing, and art categories. Customer traffic increased 3.8% and average ticket increased 0.9% from fiscal 2003 to fiscal 2004. The increase in average ticket was driven primarily by the strengthening of the Canadian dollar (contributing 30 basis points) and favorable pricing/product mix trends.
      Cost of Sales and Occupancy Expense–Cost of sales and occupancy expense increased $189.7 million due to increased sales from a 5.4% increase in the number of stores operated in fiscal 2004 compared to fiscal 2003, as well as a 4.7% comparable store sales increase.
      As a percentage of net sales, cost of sales and occupancy expense were relatively constant. In fiscal 2004, we placed more emphasis on product displays to reduce the need for clearance markdowns, which strengthened our gross margins. Sales of regular priced merchandise, as a percentage of total sales, increased 210 basis points in fiscal 2004, offset by a corresponding decrease in sales of both promotionally priced and clearance merchandise. Cost of sales was also favorably impacted by better leverage on our distribution expenses against higher net sales in fiscal 2004. These reductions in costs of sales, as a percentage of net sales, were largely offset by (1) costs associated with our distribution center realignment, (2) increases in occupancy expenses related to store closures, and (3) the correction of our lease accounting policies. The cost of closing our Lexington, Kentucky distribution center and opening a new distribution center in New Lenox, Illinois was approximately $4.1 million. All significant costs associated with this distribution center realignment project were recognized in fiscal 2004. Occupancy expense in fiscal 2004 includes incremental store closure costs of approximately $6.0 million over fiscal 2003 expense. Store closure costs vary with the timing and extent of store relocation and closure activities, and are driven primarily by the remaining lease term and estimated sublease income associated with each closed store. In addition, we recorded a non-cash $12.8 million charge ($8.0 million, net of income tax), related to the correction of our lease accounting policies, as more fully explained in the preceding section entitled “Lease Accounting Correction.”
      Selling, General, and Administrative Expense–Selling, general, and administrative expense was $898.4 million, or 26.5% of net sales in fiscal 2004 compared to $823.2 million, or 26.6% of net sales in fiscal 2003. The expense increase was primarily due to an increase in the number of stores we operated compared to last year. In particular, store personnel costs, store operating expenses, advertising expenses, corporate overhead costs, and costs associated with relocating the Aaron Brothers’ headquarters to the Dallas, Texas area contributed $60.8 million to the total $75.2 million increase from fiscal 2003. In addition, in fiscal 2004, we incurred $13.5 million of higher workers’ compensation insurance costs, which includes a $4.1 million reserve for claims that we believe will not be covered due to the deteriorating financial condition of an insurance company with which we previously conducted business. The reserve amount represented our current estimate of probable loss as determined in consultation with third party experts.
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
Liquidity and Capital Resources
      Our combined cash and equivalents and short-term investment balances decreased $133.8 million, or 23%, from $586.2 million at the end of fiscal 2004 to $452.4 million at the end of fiscal 2005. We require cash principally for day-to-day operations and to finance capital investments, inventory for new stores, inventory replenishment for existing stores, and seasonal working capital needs. In recent years, we have financed our operations, new store openings, Common Stock repurchases, dividend payments, redemption of the $200 million 9 1/4 % Senior Notes, and other capital investments with cash from operations and proceeds from stock option exercises. In addition, borrowings under our Credit Agreement may be an additional source of cash flow for our operations and to finance future growth and other capital investments.
Cash Flow from Operating Activities
      Cash flow provided by operating activities in fiscal 2005 was $364.0 million compared to $427.8 million in fiscal 2004. The decrease in cash provided by operating activities was due, in part, to payments on our accounts payable balances. This was partially offset by sales growth and various accounting items included in our net income for fiscal 2005. Included in our fiscal 2005 net income are non-cash charges related to the change in accounting method for valuing inventories of $88.5 million, net of tax, a $15.0 million charge, net of tax, for the refinement of our inventory related costs and vendor allowance recognition calculations, and an $18.7 million charge, net of tax, related to share-based compensation costs. Inventories per Michaels store under the weighted average cost method were $793,000 at January 28, 2006, a decrease of 5.9% from the beginning of the fiscal year. The decrease was a result of continued efficiencies from our perpetual inventory and automated merchandise replenishment systems and the corresponding improvement in inventory management. In addition, the cash provided by excess tax benefits from stock option exercises in fiscal 2005 are now classified as a component of financing activities whereas the fiscal 2004 tax benefit is classified as operating activities. For fiscal year 2004, we reported $29.1 million of excess tax benefits as cash inflows in the operating activities section. For fiscal 2005, we reported $25.2 million of excess tax benefits as a cash inflow to financing activities.

Cash Flow from Investing Activities
      Cash flow from investing activities was primarily the result of the following capital expenditure activities:

	Fiscal Year

	2005(1)	2004(2)	2003(3)

	(In thousands)
New and relocated stores and stores not yet opened	$40,431	$50,307	$37,964
Existing stores	39,665	13,257	17,576
Distribution system expansion	7,104	7,124	29,100
Information systems	23,604	15,398	13,053
Corporate and other	7,542	4,820	5,417

	$118,346	$90,906	$103,110

(1)	In fiscal 2005, we incurred capital expenditures related to the opening of 46 Michaels, two Aaron Brothers, three Recollections stores, and one Star Decorators Wholesale store and the relocation of 18 Michaels stores.
(2)	In fiscal 2004, we incurred capital expenditures related to the opening of 45 Michaels, seven Aaron Brothers, and six Recollections stores, and the relocation of 30 Michaels and one Aaron Brothers store.
(3)	In fiscal 2003, we incurred capital expenditures related to the construction of our Illinois distribution center, the opening of 55 Michaels, 10 Aaron Brothers, two Recollections, and one Star Decorators Wholesale store, and the relocation of 16 Michaels stores.
      Our fiscal 2005 capital expenditures increased primarily due to expenditures related to our Perfect Store remodel initiative, our new financial reporting system, new radio frequency guns for the stores, and new energy management and workforce management systems.
      We currently estimate that our capital expenditures will range from $125 million to $130 million in fiscal 2006. We anticipate spending approximately $28 million to open approximately 45 Michaels and one Aaron Brothers store and relocate eight Michaels stores; $36 million for improvements in existing stores, including our Perfect Store initiative; $25 million for new and existing distribution centers, including our new distribution center in the Seattle, Washington area; $24 million on information systems projects, including an upgrade to our merchandising systems and implementation of our workforce management system; and $14 million for corporate expansion and various other capital investment activities. We expect to spend on average approximately $1.3 million to open a new Michaels store, which includes $599,000 in net inventory and $113,000 of pre-opening costs. We anticipate that our new Michaels stores, as a group, will become profitable within their first 12 months of operation.
      During fiscal 2004, we purchased interests in a Massachusetts business trust that invests primarily in auction rate securities with auction reset periods of less than twelve months. The purchase price of these interests was approximately $50.4 million. During fiscal 2005, we liquidated our interest in the business trust for proceeds of $50.6 million.

Cash Flow from Financing Activities
      Beginning in June 2003, Michaels has declared quarterly cash dividends as follows:

Declaration Date	Payable Date	Amount per Share

Fiscal 2005:
March 15, 2005	April 29, 2005	$0.07
June 16, 2005	July 29, 2005	0.10
September 13, 2005	October 31, 2005	0.10
December 6, 2005	January 31, 2006	0.10

Fiscal 2004:
March 16, 2004	April 30, 2004	$0.06
June 17, 2004	July 30, 2004	0.06
September 16, 2004	October 29, 2004	0.07
December 1, 2004	January 31, 2005	0.07

Fiscal 2003:
June 19, 2003	July 30, 2003	$0.05
September 23, 2003	October 31, 2003	0.05
December 2, 2003	January 30, 2004	0.05
      Cash used for repurchases of our Common Stock increased $85.3 million from $105.1 million in fiscal 2004 to $190.4 million in fiscal 2005. Common Stock repurchases were $75.5 million in fiscal 2003. The following table sets forth information regarding our Common Stock repurchase plans as of January 28, 2006:

	Shares		Shares
	Authorized for	Shares	Available for
	Repurchase	Repurchased	Repurchase

December 5, 2000 repurchase plan (variable portion)	72,510	(72,509)	1	(1)
June 18, 2003 repurchase plan	2,000,000	(2,000,000)	-	(2)
February 2, 2004 repurchase plan	5,000,000	(5,000,000)	-	(3)
March 15, 2005 repurchase plan	3,000,000	(3,000,000)	-	(4)
December 6, 2005 repurchase plan	5,000,000	(497,188)	4,502,812	(5)

	15,072,510	(10,569,697)	4,502,813

(1)	In fiscal years 2005 and 2004, we repurchased and subsequently retired 17,958 shares and 54,551 shares of our Common Stock, respectively, at average prices of $40.93 and $27.03, respectively, using proceeds from exercises of stock options granted under the 2001 General Stock Option Plan.
(2)	In fiscal 2003, we repurchased and subsequently retired approximately 1.2 million shares of our Common Stock authorized to be repurchased under the 2003 repurchase plan at an average price of $21.55 per share. In fiscal 2004, we repurchased and subsequently retired 816,200 shares of our Common Stock authorized under the 2003 repurchase plan at an average price of $24.34 per share and, as a result, we have used the entire authority originally provided in the 2003 repurchase plan.
(3)	In fiscal 2004, we repurchased and subsequently retired approximately 3.1 million shares of our Common Stock authorized to be repurchased under the 2004 repurchase plan at an average price of $27.02 per share. In fiscal 2005, we repurchased and subsequently retired 1.9 million shares of our Common Stock at an average price of $36.78 per share and, as a result, we have used the entire authority originally provided in the 2004 repurchase plan.
(4)	In fiscal 2005, we repurchased approximately 3.0 million shares of our Common Stock authorized to be repurchased under the March 2005 repurchase plan at an average price of $34.36 per share and, as a result, we have used the entire authority provided in the March 2005 repurchase plan. We retired approximately 2.7 million shares of our Common Stock repurchased under the March 2005 repurchase plan and hold the remaining shares as Treasury Stock.
(5)	In fiscal 2005, we repurchased approximately 497,000 shares of our Common Stock authorized to be repurchased under the December 2005 repurchase plan at an average price of $33.64 per share and, as a result, we had 4.5 million shares available for repurchase under the plan as of January 28, 2006. We hold the repurchased shares as Treasury Stock.

      We anticipate that we will continue to repurchase shares of our Common Stock in fiscal 2006. On March 15, 2005, and December 6, 2005, our Board of Directors authorized a repurchase plan for up to 3.0 million shares and 5.0 million shares of our outstanding Common Stock, respectively. We may be restricted by regulations of the SEC from making future repurchases during certain time periods.
      Proceeds from the exercise of outstanding stock options have historically served as a source of cash for us. Proceeds from the exercise of stock options were $37.7 million, $35.5 million, and $30.7 million in fiscal 2005, 2004, and 2003, respectively. Proceeds from the exercise of stock options under our 2001 General Stock Option Plan are required to be used to repurchase shares of our Common Stock under the 2000 repurchase plan, except where not permitted by law or if there is a compelling need to use the proceeds for other corporate purposes.
Debt
      In fiscal 2001, we issued $200 million in principal amount of 9 1/4 % Senior Notes due July 1, 2009, which were unsecured and interest thereon was payable semi-annually on each January 1 and July 1. On July 1, 2005, we redeemed the Senior Notes at a price of $1,046.25 per $1,000 of principal amount. This early redemption resulted in a pre-tax charge of $12.1 million in the second quarter of fiscal 2005, which represents a combination of a $9.3 million call premium and $2.8 million of unamortized costs associated with the Senior Notes, which was recorded as interest expense.
      On November 18, 2005, we entered into a new five-year, $300 million senior unsecured credit facility with Bank of America, N.A. and other lenders. The new $300 million Credit Agreement replaced our existing $200 million revolving credit facility with Fleet National Bank and the other lenders, which we terminated immediately prior to entering into our new $300 million Credit Agreement. We were in compliance with all terms and conditions of our $200 million credit agreement through the termination date, and we did not incur any early termination penalties in connection with its termination. No borrowings were outstanding under our $200 million credit agreement as of January 29, 2005, or at any time during fiscal 2005 and 2004.
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
      We are in compliance with all terms and conditions of the Credit Agreement. During fiscal 2005 and as of January 28, 2006, we had no borrowings under our Credit Agreement. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit Agreement ($21.2 million as of January 28, 2006).

General
      We believe that our available cash, funds generated by operating activities, and funds available under our Credit Agreement will be sufficient to fund planned capital expenditures, working capital requirements, and any anticipated dividend payments or stock repurchases for the foreseeable future.
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
      As of January 28, 2006, our contractual obligations were as follows:

	Payments Due by Fiscal Year

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In thousands)
Operating lease commitments(1)	$1,786,567	$279,274	$534,824	$414,451	$558,018
Other commitments(2)	81,232	57,254	2,447	331	21,200
Deferred compensation(3)	-	-	-	-	-
Purchase obligations(4)	31,221	31,221	-	-	-

	$1,899,020	$367,749	$537,271	$414,782	$579,218

(1)	Our operating lease commitments generally include non-cancelable leases for property and equipment used in our operations. Excluded from our operating lease commitments are amounts related to insurance, taxes, and common area maintenance associated with property and equipment. Such amounts historically represented approximately $2.91 to $4.06 per selling square foot over the previous six fiscal years.
(2)	Other commitments primarily include service contract obligations, letters of credit, and certain post-employment obligations.
(3)	The provisions of our deferred compensation plan do not provide for specific payment dates. Therefore, we have excluded from this table our obligations pursuant to our deferred compensation plan. Our deferred compensation obligations of $18.9 million were included in our consolidated balance sheet at January 28, 2006, within other long-term liabilities.
(4)	Purchase obligations represent legally binding commitments to purchase merchandise inventories, which are made in the normal course of business to meet operational requirements.
      Additional information regarding our commitments and contingencies is provided in Note 8 of Notes to Consolidated Financial Statements.
Seasonality
      Our business is highly seasonal, with higher sales in the third and fourth fiscal quarters. For the last nine fiscal years, our fourth quarter, which includes the Christmas selling season, has accounted for approximately 34.9% of our sales and approximately 54.1% of our operating income.

Recent Accounting Pronouncements
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, as an amendment to ARB No. 43, Chapter 4, Inventory Pricing. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We early adopted SFAS No. 151 during the fourth quarter of fiscal 2005, which did not have a material impact on our results of operations, financial position, or cash flows.
      In March 2005, the FASB issued Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations–an Interpretation of FASB Statement No. 143. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Entities are required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We adopted FIN 47 during the fourth quarter of fiscal 2005, which did not have a material impact on our results of operations, financial position, or cash flows.
      In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement supersedes APB Opinion No. 20, Accounting Changesand SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The statement applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless it is impracticable to do so. The statement requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. We will adopt SFAS No. 154 beginning in the first quarter of fiscal 2006, which is not expected to have a material impact on our consolidated results of operations, financial position, or cash flows.
ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk.
      We invest cash balances in excess of operating requirements primarily in money market mutual funds and short-term interest-bearing securities, generally with maturities of 90 days or less. Due to the short-term nature of our investments, the fair value of our cash and equivalents at January 28, 2006 approximated carrying value. The interest rates on our revolving line of credit are repriced frequently, at market rates, which would result in carrying amounts that approximate fair value. We had no borrowings outstanding under the line of credit at January 28, 2006. We believe that the effect, if any, of possible near-term changes in interest rates on our financial position, results of operations, and cash flows would not be material.
ITEM 8.     Consolidated Financial Statements and Supplementary Data.
      The Consolidated Financial Statements and Supplementary Data are included as an annex of this report. See the Index to Consolidated Financial Statements and Supplementary Data on page F-1.
ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      There were no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended January 28, 2006.

ITEM 9A.     Controls and Procedures.
      Included in this Annual Report on Form 10-K are certifications of our President and Chief Financial Officer and our President and Chief Operating Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934. This section includes information concerning the controls and controls evaluation referred to in the certifications. Page F-3 of this Annual Report on Form 10-K includes the attestation report of Ernst & Young LLP, our independent registered public accounting firm, regarding its audit of our assessment and effectiveness of internal control over financial reporting. This section should be read in conjunction with the Ernst & Young attestation for a complete understanding of this section.
Evaluation of Disclosure Controls and Procedures
      We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated by the SEC under the Securities Exchange Act of 1934). An evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Financial Officer and our President and Chief Operating Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our President and Chief Financial Officer and our President and Chief Operating Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Change in Internal Control over Financial Reporting
      There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the SEC under the Securities Exchange Act of 1934) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Subsequent Event
      During the first quarter of fiscal 2006, the Company implemented a new financial reporting system. The Company will evaluate whether this change materially affected, or is reasonably likely to materially affect, our internal control over financial reporting in connection with our first quarter financial reporting processes.
Management Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
      Management assessed the effectiveness of our internal control over financial reporting as of January 28, 2006. Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control–Integrated Framework. Management’s assessment included the evaluation of such elements as the design and operating effectiveness of financial reporting controls, process documentation, accounting policies, and the overall control environment. This assessment is supported by testing and monitoring performed by both our Internal Audit and Internal Control organizations.
      Based on our assessment, management believes that we maintained effective internal control over financial reporting as of January 28, 2006, the end of the fiscal year.
      The independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on our assessment of and on the effectiveness of our internal control over financial reporting. The Ernst & Young LLP report is included on Page F-3 of this Annual Report on Form 10-K.

ITEM 9B.	Other Information.
      Not applicable.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant.
      Certain information concerning our directors is set forth in the Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on June 20, 2006 under the heading “Proposal For Election of Directors,” which is incorporated herein by reference. Certain information concerning our executive officers is set forth under the heading “Executive Officers of the Registrant” in Item 1 of this Annual Report, which is incorporated herein by reference. The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which is incorporated herein by reference.
      The information concerning our Audit Committee and Audit Committee financial expert is set forth in the Proxy Statement under the heading “Corporate Governance,” which is incorporated herein by reference.
      We adopted a Code of Business Conduct and Ethics that applies to the principal executive officer, financial officer, and accounting officer or controller, or persons performing similar functions. A copy of our Code of Business Conduct and Ethics is available on our Internet website at www.michaels.com under “Corporate Information.” Copies are also available to stockholders upon request from our Investor Relations Department. Furthermore, we will post any amendments to our Code of Business Conduct and Ethics, or waivers of the Code for our directors or executive officers, on our Internet website at www.michaels.com under “Corporate Information.”

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

3.5	Amended and Restated Bylaws of Michaels Stores, Inc. (previously filed as Exhibit 3.1 to Form 8-K, filed by Registrant on March 20, 2006, SEC File No. 001-09338).
4.1	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to Form 10-K for the year ended February 1, 2003, filed by Registrant on April 11, 2003, SEC File No. 001-09338).
10.1
Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated effective August 1, 1999 (previously filed as Exhibit 10.1 to Form 10-Q for period ended August 4, 2001, filed by Registrant on September 18, 2001, SEC File No. 000-11822).*

10.2
First Amendment to the Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated effective August 1, 1999, dated December 5, 2001 (previously filed as Exhibit 10.2 to Form 10-Q for period ended May 4, 2002, filed by Registrant on June 18, 2002, SEC File No. 001-09338).*

10.3
Second Amendment to Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated effective August 1, 1999, dated January 17, 2002 (previously filed as Exhibit 10.3 to Form 10-Q for period ended May 4, 2002, filed by Registrant on June 18, 2002, SEC File No. 001-09338).*

10.4
Third Amendment to the Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated effective August 1, 1999, dated December 3, 2002 (previously filed as Exhibit 10.1 to Form 10-Q for period ended November 1, 2003, filed by Registrant on December 16, 2003, SEC File No. 001-09338).*

10.5
Fourth Amendment to the Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated effective August 1, 1999, dated as of January 1, 2004 (previously filed as Exhibit 10.5 to Form 10-K for period ended January 29, 2005, filed by Registrant on April 11, 2005, SEC File No. 001-09338).*

10.6	Fifth Amendment to the Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated effective August 1, 1999, dated March 15, 2005 (filed herewith).*

Exhibit
Number	Description of Exhibit

10.7	Michaels Stores, Inc. Amended and Restated 1997 Employees Stock Purchase Plan (previously filed as Exhibit 99.2 to Form 8-K, filed by Registrant on February 1, 2002, SEC File No. 001-09338).*
10.8	Michaels Stores, Inc. Second Amended and Restated 1997 Employees Stock Purchase Plan (filed herewith).*
10.9	Michaels Stores, Inc. Amended and Restated 1997 Stock Option Plan (previously filed as Exhibit 99.1 to Form 8-K filed by the Registrant on July 24, 2003, SEC File No. 001-09338).*
10.10	Michaels Stores, Inc. Second Amended and Restated 2001 Employee Stock Option Plan (previously filed as Exhibit 99.3 to Form 8-K filed by the Registrant on July 24, 2003, SEC File No. 001-09338).*
10.11	Second Amended and Restated 2001 General Stock Option Plan (previously filed as Exhibit 10.1 to Form 8-K filed by the Registrant on September 28, 2004, SEC File No. 001-09338).*
10.12	Michaels Stores, Inc. 2005 Incentive Compensation Plan (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on June 17, 2005, SEC File No. 001-09338).*
10.13	Form of Stock Option Agreement relating to June 2005 Director Grants (previously filed as Exhibit 10.3 to Form 8-K filed by Registrant on June 17, 2005, SEC File No. 001-09338).*
10.14	Forms of Award Agreements under the Registrant’s 2005 Incentive Compensation Plan (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on August 4, 2005, SEC File No. 001-09338).*
10.15	Forms of Restricted Stock Award Agreements under the Registrant’s 2005 Incentive Compensation Plan (filed herewith).*
10.16
Michaels Stores, Inc. Deferred Compensation Plan, as amended and restated effective as of July 18, 2003 (previously filed as Exhibit 99.4 to Form 8-K filed by the Registrant on July 24, 2003, SEC File No. 001-09338).*

10.17	Fiscal Year 2005 Bonus Plan for President and Chief Executive Officer (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on April 13, 2005, SEC File No. 001-09338).*
10.18	Fiscal Year 2005 Bonus Plan for Executive Vice President–Chief Financial Officer (previously filed as Exhibit 10.2 to Form 8-K filed by Registrant on April 13, 2005, SEC File No. 001-09338).*
10.19	Fiscal Year 2005 Bonus Plan for Executive Vice President–Store Operations (previously filed as Exhibit 10.3 to Form 8-K filed by Registrant on April 13, 2005, SEC File No. 001-09338).*
10.20	Fiscal Year 2005 Bonus Plan for Executive Vice President–General Merchandise Manager (previously filed as Exhibit 10.4 to Form 8-K filed by Registrant on April 13, 2005, SEC File No. 001-09338).*
10.21	Fiscal Year 2006 Bonus Plan for President and Chief Executive Officer (previously filed as Exhibit 10.2 to Form 8-K filed by Registrant on March 20, 2006, SEC File No. 001-09338).*
10.22	Fiscal Year 2006 Bonus Plan for Executive Vice President–Chief Financial Officer (previously filed as Exhibit 10.3 to Form 8-K filed by Registrant on March 20, 2006, SEC File No. 001-09338).*
10.23	Fiscal Year 2006 Bonus Plan for Executive Vice President–General Merchandise Manager (previously filed as Exhibit 10.4 to Form 8-K filed by Registrant on March 20, 2006, SEC File No. 001-09338).*
10.24	Fiscal Year 2006 Bonus Plan for Executive Vice President–Store Operations (previously filed as Exhibit 10.5 to Form 8-K filed by Registrant on March 20, 2006, SEC File No. 001-09338).*

Exhibit
Number	Description of Exhibit

10.25	Fiscal Year 2006 Bonus Plan for Executive Vice President–Supply Chain (previously filed as Exhibit 10.6 to Form 8-K filed by Registrant on March 20, 2006, SEC File No. 001-09338).*
10.26	Fiscal Year 2006 Bonus Plan for President and Chief Financial Officer (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on March 30, 2006, SEC File No. 001-09338).*
10.27	Fiscal Year 2006 Bonus Plan for President and Chief Operating Officer (previously filed as Exhibit 10.2 to Form 8-K filed by Registrant on March 30, 2006, SEC File No. 001-09338).*
10.28	Fiscal Year 2006 Bonus Plan for Executive Vice President–Chief Merchant (previously filed as Exhibit 10.3 to Form 8-K filed by Registrant on March 30, 2006, SEC File No. 001-09338).*
10.29	Fiscal Year 2006 Bonus Plan for Executive Vice President–Specialty Businesses (previously filed as Exhibit 10.4 to Form 8-K filed by Registrant on March 30, 2006, SEC File No. 001-09338).*
10.30
Amended and Restated Employment Agreement between Michaels Stores, Inc. and R. Michael Rouleau, dated July 7, 2004 (previously filed as Exhibit 10.1 to Form 10-Q for period ended July 31, 2004, filed by Registrant on September 1, 2004, SEC File No. 001-09338).*

10.31
Amendment to Amended and Restated Employment Agreement between Michaels Stores, Inc. and R. Michael Rouleau, dated March 15, 2006 (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on March 20, 2006, SEC File No. 001-09338).*

10.32
Separation Agreement and Release, dated July 28, 2004, between Ronald Staffieri and Michaels Stores, Inc. (previously filed as Exhibit 10.17 to Form 10-K for period ended January 29, 2005, filed by Registrant on April 11, 2005, SEC File No. 001-09338).*

10.33
Description of Compensation Regarding Company Car for R. Michael Rouleau (previously filed as Exhibit 10.18 to Form 10-K for period ended January 29, 2005, filed by Registrant on April 11, 2005, SEC File No. 001-09338).*

10.34
Description of Compensation Regarding Company Car for Charles J. Wyly, Jr. (previously filed as Exhibit 10.19 to Form 10-K for period ended January 29, 2005, filed by Registrant on April 11, 2005, SEC File No. 001-09338).*

10.35	Description of Compensation of Directors (previously filed as Exhibit 10.2 to Form 8-K filed by Registrant on June 17, 2005, SEC File No. 001-09338).*
10.36	Form of Director Indemnification Agreement between Michaels Stores, Inc. and certain directors of the Registrant (filed herewith).
10.37	Form of Officer Indemnification Agreement between Michaels Stores, Inc. and certain officers of the Registrant (filed herewith).
10.38
Term Lease Master Agreement between IBM Credit Corporation as Lessor and Michaels Stores, Inc. as Lessee (previously filed as Exhibit 10.18 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).

10.39
Credit Agreement, entered into as of November 18, 2005, among Registrant, Bank of America, N.A., and the other lenders party thereto, and Bank of America, N.A., as Administrative Agent for itself and the other lenders, as Swing Line Lender and as Letter of Credit Issuer (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on November 22, 2005, SEC File No. 001-09338).

10.40
Revolving Credit Agreement, dated as of May 1, 2001, between Michaels Stores, Inc. and Fleet National Bank and the other lenders named therein (previously filed as Exhibit 10.1 to Form 10-Q for period ended May 5, 2001, filed by Registrant on June 19, 2001, SEC File No. 000-11822).

Exhibit
Number	Description of Exhibit

10.41
First Amendment and Consent to Revolving Credit Agreement, dated as of December 31, 2001, among Michaels Stores, Inc., Fleet National Bank, and the other lenders named therein (previously filed as Exhibit 10.16 to Form 10-K for the year ended February 2, 2002, filed by Registrant on April 12, 2002, SEC File No. 001-09338).

10.42
Second Amendment and Consent to Revolving Credit Agreement, dated as of December 31, 2003, among Michaels Stores, Inc., Fleet National Bank, and the other lenders named therein (previously filed as Exhibit 10.20 to Form 10-K for the year ended January 31, 2004, filed by Registrant on April 2, 2004, SEC File No. 001-09338).

10.43
Third Amendment and Consent to Revolving Credit Agreement, dated as of October 6, 2004, among Michaels Stores, Inc., Fleet National Bank, and the other lenders named therein (previously filed as Exhibit 10.4 to Form 10-Q for the period ended October 30, 2004, filed by Registrant on December 7, 2004, SEC File No. 001-09338).

10.44
Option Agreement, dated as of December 23, 1996, between Michaels Stores, Inc. and Elegance Limited (previously filed as Exhibit 10.29 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).

10.45
Common Stock and Warrant Agreement, dated as of October 16, 1984, between Michaels Stores, Inc. and Peoples Restaurants, Inc., including form of Warrant (previously filed as Exhibit 4.2 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 30, 1993, SEC File No. 000-11822).

10.46
First Amendment to Common Stock and Warrant Agreement, dated October 31, 1984, between The First Dallas Group, Ltd. and Michaels Stores, Inc. (previously filed as Exhibit 4.3 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 30, 1993, SEC File No. 000-11822).

10.47
Second Amendment to Common Stock and Warrant Agreement, dated November 28, 1984, between First Dallas Investments-Michaels I, Ltd. and Michaels Stores, Inc. (previously filed as Exhibit 4.4 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 30, 1993, SEC File No. 000-11822).

10.48
Third Amendment to Common Stock and Warrant Agreement, dated February 27, 1985, between First Dallas Investments-Michaels I, Ltd., The First Dallas Group, Ltd., Sam Wyly, Charles J. Wyly, Jr., and Michaels Stores, Inc. (previously filed as Exhibit 10.23 to Form S-1 (Registration No. 33-09456), filed by Registrant on October 14, 1986).

10.49
Amendment to Common Stock and Warrant Agreement, dated as of September 1, 1992, between Michaels Stores, Inc. and the other parties named therein (previously filed as Exhibit 4.8 to Form S-8 (Registration No. 33-54726), filed by Registrant on November 20, 1992).

18.1	Preferability Letter from Independent Registered Public Accounting Firm (filed herewith).
21.1	Subsidiaries of Michaels Stores, Inc. (previously filed as Exhibit 21.1 to Form 10-K for period ended January 29, 2005, filed by Registrant on April 11, 2005, SEC File No. 001-09338).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certifications of Gregory A. Sandfort pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

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
We have audited the accompanying consolidated balance sheets of Michaels Stores, Inc. as of January 28, 2006 and January 29, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 28, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michaels Stores, Inc. at January 28, 2006 and January 29, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 28, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, in fiscal 2005, the Company changed its method of accounting for merchandise inventories and share-based compensation.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Michaels Stores, Inc.’s internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, TX
March 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders
Michaels Stores, Inc.
We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting (see Item 9A), that Michaels Stores, Inc. maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Michaels Stores, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Michaels Stores, Inc. maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Michaels Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Michaels Stores, Inc. as of January 28, 2006 and January 29, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 28, 2006 and our report dated March 27, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, TX
March 27, 2006

MICHAELS STORES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	January 28,	January 29,
	2006	2005

ASSETS
Current assets:
Cash and equivalents	$452,449	$535,852
Short-term investments	-	50,379
Merchandise inventories	784,032	936,395
Prepaid expenses and other	44,042	26,613
Deferred income taxes	34,125	22,032

Total current assets	1,314,648	1,571,271

Property and equipment, at cost	1,011,201	913,174
Less accumulated depreciation	(586,382)	(506,193)

	424,819	406,981

Goodwill	115,839	115,839
Other assets	20,249	17,569

	136,088	133,408

Total assets	$1,875,555	$2,111,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$193,595	$256,266
Accrued liabilities and other	282,499	242,682
Income taxes payable	20,672	12,992

Total current liabilities	496,766	511,940

9 1/4% Senior Notes due 2009	-	200,000
Deferred income taxes	2,803	30,355
Other long-term liabilities	88,637	72,200

Total long-term liabilities	91,440	302,555

	588,206	814,495

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value, 2,000,000 shares authorized, none issued	-	-
Common Stock, $0.10 par value, 350,000,000 shares authorized; 133,821,417 shares issued and 132,986,517 shares outstanding at January 28, 2006 and 135,726,717 shares issued and outstanding at January 29, 2005	13,382	13,573
Additional paid-in capital	386,627	451,449
Retained earnings	907,773	826,821
Treasury Stock (834,900 shares at January 28, 2006 and none at January 29, 2005)	(27,944)	-
Accumulated other comprehensive income	7,511	5,322

Total stockholders’ equity	1,287,349	1,297,165

Total liabilities and stockholders’ equity	$1,875,555	$2,111,660

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)

	Fiscal Year

	2005	2004	2003

Net sales	$3,676,365	$3,393,251	$3,091,256
Cost of sales and occupancy expense	2,317,082	2,146,934	1,957,273

Gross profit	1,359,283	1,246,317	1,133,983
Selling, general, and administrative expense	987,312	898,445	823,161
Store pre-opening costs	7,631	8,357	8,071

Operating income	364,340	339,515	302,751
Interest expense	22,409	20,434	20,262
Other (income) and expense, net	(9,944)	(4,604)	(2,701)

Income before income taxes and cumulative effect of accounting change	351,875	323,685	285,190
Provision for income taxes	132,363	121,876	107,345

Income before cumulative effect of accounting change	219,512	201,809	177,845
Cumulative effect of accounting change, net of income tax of $54.2 million	88,488	-	-

Net income	$131,024	$201,809	$177,845

Basic earnings per common share:
Income before cumulative effect of accounting change	$1.62	$1.49	$1.32
Cumulative effect of accounting change, net of income tax	0.65	-	-

Net income	$0.97	$1.49	$1.32

Diluted earnings per common share:
Income before cumulative effect of accounting change	$1.59	$1.45	$1.27
Cumulative effect of accounting change, net of income tax	0.64	-	-

Net income	$0.95	$1.45	$1.27

Dividends declared per common share	$0.37	$0.26	$0.15

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year

	2005	2004	2003

Operating activities:
Net income	$131,024	$201,809	$177,845
Adjustments:
Depreciation	99,686	88,876	83,472
Amortization	388	394	397
Share-based compensation	29,808	-	-
Tax benefits from stock options exercised	(25,221)	-	-
Loss from early extinguishment of debt	12,136	-	-
Non-cash charge for the cumulative effect of accounting change	142,723	-	-
Other	1,005	1,288	1,115
Changes in assets and liabilities:
Merchandise inventories	10,885	(43,472)	(83,505)
Prepaid expenses and other	(17,429)	2,585	(10,559)
Deferred income taxes and other	(42,657)	(3,942)	3,554
Accounts payable	(62,671)	83,558	77,944
Accrued liabilities and other	38,027	38,443	18,007
Income taxes payable	32,901	39,699	13,287
Other long-term liabilities	13,351	18,580	7,949

Net cash provided by operating activities	363,956	427,818	289,506

Investing activities:
Additions to property and equipment	(118,346)	(90,906)	(103,110)
Purchases of short-term investments	(226)	(50,379)	-
Sales of short-term investments	50,605	-	-
Net proceeds from sales of property and equipment	49	133	105

Net cash used in investing activities	(67,918)	(141,152)	(103,005)

Financing activities:
Repayment of Senior Notes	(209,250)	-	-
Cash dividends paid to stockholders	(46,181)	(25,867)	(20,145)
Repurchase of Common Stock	(190,431)	(105,099)	(75,499)
Proceeds from stock options exercised	37,690	35,494	30,724
Tax benefits from stock options exercised	25,221	-	-
Proceeds from issuance of Common Stock and other	3,510	2,833	2,213

Net cash used in financing activities	(379,441)	(92,639)	(62,707)

Net (decrease) increase in cash and equivalents	(83,403)	194,027	123,794
Cash and equivalents at beginning of period	535,852	341,825	218,031

Cash and equivalents at end of period	$452,449	$535,852	$341,825

Supplemental Cash Flow Information:
Cash paid for interest	$19,653	$19,570	$19,173

Cash paid for income taxes	$94,591	$85,368	$85,894

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Years Ended January 28, 2006
(In thousands except share data)

						Accumulated
			Additional			Other
	Number of	Common	Paid-In	Retained	Treasury Stock,	Comprehensive
	Shares	Stock	Capital	Earnings	at Cost	Income/ (Loss)	Total

Balance at February 1, 2003	134,933,224	$13,494	$498,045	$502,665	$-	$(2,177)	$1,012,027
Comprehensive income:
Net income	-	-	-	177,845	-	-	177,845
Foreign currency translation and other	-	-	-	-	-	6,400	6,400

Total comprehensive income							184,245
Exercise of stock options and other	5,361,510	536	32,401	-	-	-	32,937
Tax benefit from exercise of stock options	-	-	33,733	-	-	-	33,733
Dividends declared	-	-	-	(20,145)	-	-	(20,145)
Acquisition of treasury stock	(4,299,600)	-	-	-	(75,499)	-	(75,499)
Retirement of treasury stock	-	(430)	(75,069)	-	75,499	-	-

Balance at January 31, 2004	135,995,134	13,600	489,110	660,365	-	4,223	1,167,298
Comprehensive income:
Net income	-	-	-	201,809	-	-	201,809
Foreign currency translation and other	-	-	-	-	-	1,099	1,099

Total comprehensive income							202,908
Exercise of stock options and other	3,702,083	370	37,957	-	-	-	38,327
Tax benefit from exercise of stock options	-	-	29,084	-	-	-	29,084
Dividends declared	-	-	-	(35,353)	-	-	(35,353)
Acquisition of treasury stock	(3,970,500)	-	-	-	(105,099)	-	(105,099)
Retirement of treasury stock	-	(397)	(104,702)	-	105,099	-	-

Balance at January 29, 2005	135,726,717	13,573	451,449	826,821	-	5,322	1,297,165
Comprehensive income:
Net income	-	-	-	131,024	-	-	131,024
Foreign currency translation and other	-	-	-	-	-	2,189	2,189

Total comprehensive income							133,213
Exercise of stock options and other	2,675,197	267	40,933	-	-	-	41,200
Share based compensation	-	-	31,053	-	-	-	31,053
Tax benefit from exercise of stock options	-	-	25,221	-	-	-	25,221
Dividends declared	-	-	-	(50,072)	-	-	(50,072)
Acquisition of treasury stock	(5,415,397)	-		-	(190,431)	-	(190,431)
Retirement of treasury stock	-	(458)	(162,029)	-	162,487	-	-

Balance at January 28, 2006	132,986,517	$13,382	$386,627	$907,773	$(27,944)	$7,511	$1,287,349

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies
Description of Business
      Michaels Stores, Inc. (together with its subsidiaries, unless the text otherwise indicates) owns and operates a chain of specialty retail stores in 48 states and Canada featuring arts, crafts, framing, floral, decorative wall décor, and seasonal merchandise for the hobbyist and do-it-yourself home decorator. Our wholly-owned subsidiary, Aaron Brothers, Inc., operates a chain of framing and art supply stores located in 11 states. Recollections, our scrapbooking/paper crafting retail concept, operates locations in Arizona, Maryland, Texas, and Virginia. We also operate Star Decorators Wholesale, with operations located in Arizona, California, Georgia, and Texas, offering merchandise primarily to interior decorators/designers, wedding/event planners, florists, hotels, restaurants, and commercial display companies.
Fiscal Year
      We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. References to fiscal year mean the year in which that fiscal year began. Fiscal 2005 ended on January 28, 2006, fiscal 2004 ended on January 29, 2005, and fiscal 2003 ended on January 31, 2004. Each fiscal year contained 52 weeks.
Adjustment of Stock Split
      All references to the number of shares of Common Stock and earnings per share amounts have been adjusted to retroactively reflect the two-for-one Common Stock split effected in the form of a stock dividend to stockholders of record as of the close of business on September 27, 2004.
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
Foreign Currency Translation
      Translation adjustments result from translating our Canadian subsidiary’s financial statements into U.S. dollars. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income/(loss) in our Consolidated Statements of Stockholders’ Equity. The cumulative translation adjustment is net of deferred taxes of $5.5 million, of which $2.0 million relates to fiscal 2005.
Cash and Equivalents
      Cash and equivalents are comprised of highly liquid instruments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value. We record interest income earned from our cash and equivalents as a component of other income and expense, net, in our financial statements. Interest income was $7.9 million, $4.6 million, and $2.0 million for fiscal 2005, 2004, and 2003, respectively.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.	Summary of Significant Accounting Policies (continued)
Short-Term Investments
      Our investments, which consist of interests in a Massachusetts business trust, are classified as available-for-sale under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt & Equity Securities. The investment objective of the trust is to achieve higher current income and total returns than bank short-term investment funds and registered money market funds. The trust invests primarily in auction rate securities with auction reset periods of less than twelve months. The carrying value of the investments approximated fair value.
Merchandise Inventories
      We value our fiscal 2005 merchandise inventories at Michaels stores at the lower of cost or market, with cost determined using a weighted average method. We utilize perpetual inventory records to value inventory in our Michaels stores. Physical inventory counts are performed in a significant number of stores at the end of each fiscal quarter by a third party inventory counting service firm, with substantially all stores open longer than one year subject to at least one annual count. We adjust our perpetual records based on the results of the physical counts.
      Cost is calculated based upon the actual landed cost of an item at the time it is received by us using actual vendor invoices and also includes the cost of warehousing, handling, purchasing, and transporting the inventory to the stores. Vendor allowances, which primarily represent volume rebates and cooperative advertising funds, are recorded as a reduction of the cost of the merchandise inventories. The cost of warehousing, handling, purchasing, and transporting, and the vendor allowances are recognized through cost of sales based on our estimates of when the inventories are sold.
      During the fourth quarter of fiscal 2005, we made certain refinements to our calculation for deferring costs related to preparing inventory for sale and for vendor allowance recognition as a result of our reviews and analyses related to our transition to cost accounting. These refinements resulted in a non-cash charge of approximately $23.9 million ($15.0 million net of income tax).
      We maintain a provision for estimated shrinkage based on the actual historical results of our physical inventories. We compare our estimates to the actual results of the physical inventory counts as they are taken and adjust the shrink estimates accordingly. We also record adjustments to the value of inventory equal to the difference between the carrying value and the estimated market value, based on assumptions about future demand.
      Fiscal 2004 merchandise inventories at Michaels stores were valued at the lower of cost or market using a retail inventory method. We performed complete physical inventories in a significant number of stores at the end of each fiscal quarter to estimate ending inventories valued at retail for all Michaels stores to be used in our retail inventory method. In determining our cost of goods sold and ending inventory at cost, we utilized a single pool of inventory for our Michaels’ stores inventories. We recorded permanent markdown reserves in the period in which we determined that markdowns were required to sell certain merchandise. Such markdowns were based on each store’s perpetual inventory records.
      We value the inventory at our distribution centers, Aaron Brothers stores, Star Decorators Wholesale stores, and custom framing operations at the lower of cost or market, with cost determined using a weighted average method. The cost of inventory also includes certain costs associated with the warehousing, handling, purchasing, and transporting of the inventory.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.	Summary of Significant Accounting Policies (continued)
Property and Equipment
      Property and equipment is recorded at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. We expense repairs and maintenance costs as incurred. We capitalize and depreciate significant renewals or betterments that substantially extend the life of the asset. Useful lives are generally estimated as follows (in years):

Buildings	30
Leasehold improvements	10
Fixtures and equipment	8
Computer equipment	5
Goodwill
      Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill, but instead perform annual (or, under certain circumstances, more frequent) impairment tests. We have performed the required impairment tests of goodwill and the tests have not resulted in an impairment charge. We use discounted cash flow models to determine the fair value of our reporting units for purposes of our annual impairment tests.
Impairment of Long-Lived Assets
      We periodically review long-lived assets for impairment by comparing the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss would be recognized during that period. The impairment loss is calculated as the difference between asset carrying values and the present value of estimated net cash flows or comparable market values, giving consideration to recent operating performance and pricing trends. In fiscal 2005, 2004, and 2003, we had no impairment losses related to long-lived assets.
Reserve for Closed Facilities
      We maintain a reserve for future rental obligations, carrying costs, and other closing costs related to closed facilities, primarily closed and relocated stores. In accordance with the provisions of SFAS No. 146, Costs Associated With Disposal Activities, we recognize exit costs for any store closures at the time the store is closed.
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

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.	Summary of Significant Accounting Policies (continued)
      The following is a detail of account activity related to closed facilities:

	Fiscal Year

	2005	2004	2003

	(In thousands)
Balance at beginning of fiscal year	$6,769	$4,492	$10,171
Additions (reductions) charged to costs and expenses	2,637	3,763	(973)
Payment of rental obligations and other	(5,236)	(1,486)	(4,706)

Balance at end of fiscal year	$4,170	$6,769	$4,492

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
Revenue Recognition
      Revenue from sales of our merchandise is recognized at the time of the merchandise sale, excluding revenue from the sale of custom frames, which is recognized at the time of delivery. Revenue is presented net of sales taxes collected. We allow for merchandise to be returned under most circumstances and provide a reserve for estimated returns.
      We record a gift card liability on the date we issue the gift card to the customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. We escheat the value of unredeemed gift cards where required by law. Any remaining liabilities not subject to escheatment are evaluated to determine whether the likelihood of the gift card being redeemed is remote (gift card breakage). We recognize gift card breakage as revenue, by applying our estimate of the rate of gift card breakage over the period of estimated performance (40 months as of the end of fiscal 2005). Our estimates of the gift card breakage rate are based on customers’ historical redemption rates and patterns, which may not be indicative of future redemption rates and patterns. Prior to fiscal 2005, we did not have adequate historical information to estimate gift card breakage. During the fourth quarter of fiscal 2005, we recognized revenue of approximately $7.9 million related to gift card balances that we estimated will not be redeemed.
Costs of Sales and Occupancy Expenses
      Included in our costs of sales are the following:

•	purchase price or invoiced cost of merchandise, net of vendor allowances and rebates,
•	inbound freight, inspection costs, and duties,
•	warehousing, handling, and transporting costs (including internal transfer costs) and purchasing and receiving costs, and
•	share-based compensation costs.
      These costs are included in merchandise inventories and expensed as the merchandise is sold.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.	Summary of Significant Accounting Policies (continued)
      Included in our occupancy expenses are the following:

•	store expenses such as rent, insurance, taxes, common area maintenance, utilities, repairs and maintenance, and
•	amortization of store buildings and leasehold improvements.
      We record rent expense ratably over the term of the lease beginning with the date we take possession of or control the physical access to the premises. We record leasehold improvement reimbursements as a liability and ratably accrete the liability as a reduction to rent expense over the lease term beginning with the date we take possession of or control the physical access to the premises.
      We reviewed our accounting policies and practices associated with property leases during fiscal 2004. Consistent with industry practices, we historically had reported straight line rental expense beginning on the earlier of the store opening date or the commencement date of the lease. This had the effect of excluding the pre-opening or build-out period of our stores from the calculation of the period over which we expensed rent. In addition, amounts received as tenant allowances were reflected in the balance sheet as a reduction to store leasehold improvement costs instead of classifying them as deferred lease credits.
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
Selling, General, and Administrative Costs
      Included in our selling, general, and administrative costs are store personnel costs (including share-based compensation), store operating expenses, advertising expenses, store depreciation expense, and corporate overhead costs.
      Advertising costs are expensed in the period in which the advertising first occurs. Our cooperative advertising allowances are accounted for as a reduction in the purchase price of merchandise since an obligation to advertise specific product does not exist in our cooperative advertising arrangements.
      Advertising expense was $163.1 million, $148.4 million, and $141.6 million for fiscal 2005, 2004, and 2003, respectively, and is included in selling, general, and administrative expense.

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

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.	Summary of Significant Accounting Policies (continued)
Earnings Per Share
      The following table sets forth the computation of basic and diluted earnings per common share:

	Fiscal Year

	2005	2004	2003

	(In thousands except
	per share data)
Numerator:
Income before cumulative effect of accounting change	$219,512	$201,809	$177,845
Cumulative effect of accounting change, net of income tax	88,488	-	-

Net income	$131,024	$201,809	$177,845

Denominator:
Denominator for basic earnings per common share–weighted average shares	135,264	135,875	134,356
Effect of dilutive securities:
Employee stock options	2,672	3,141	5,502

Denominator for diluted earnings per common share–weighted average shares adjusted for dilutive securities	137,936	139,016	139,858

Basic earnings per common share:
Income before cumulative effect of accounting change	$1.62	$1.49	$1.32
Cumulative effect of accounting change, net of income tax	0.65	-	-

Net income	$0.97	$1.49	$1.32

Diluted earnings per common share:
Income before cumulative effect of accounting change	$1.59	$1.45	$1.27
Cumulative effect of accounting change, net of income tax	0.64	-	-

Net income	$0.95	$1.45	$1.27

      Our purchases of approximately 5.4 million shares of our Common Stock in fiscal 2005 reduced the weighted average shares outstanding by approximately 2.2 million shares for fiscal 2005. Our purchases of approximately 4.0 million shares of our Common Stock in fiscal 2004 reduced the weighted average shares outstanding by approximately 2.0 million shares for fiscal 2004. Our purchases of 4.3 million shares of our Common Stock in fiscal 2003 reduced the number of weighted average shares outstanding by approximately 2.0 million shares for fiscal 2003.
Share-Based Compensation
      Prior to the fourth quarter of fiscal 2005, we elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and related guidance in accounting for our employee stock options. The exercise price of our employee stock options equals the market price of the underlying stock on the date of grant and, as a result, we did not recognize compensation expense for stock option grants.
      As more fully described in Note 2 below, we elected to early adopt SFAS No. 123(R), Share-Based Payment, in the fourth quarter of fiscal 2005. We applied the provisions of the modified retrospective transition method as permitted by SFAS No. 123(R) from the beginning of fiscal 2005. As a result, we recorded compensation expense for unvested awards based on the amounts previously determined for pro forma disclosure under SFAS No. 123, Accounting for Stock-Based Compensation, for the first three quarters of fiscal 2005 and under SFAS No. 123(R) for the fourth quarter of fiscal 2005. Beginning in the

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.	Summary of Significant Accounting Policies (continued)
fourth quarter of fiscal 2005, compensation cost is based on the grant date fair value of the award and ratably recognized as expense over the effective vesting period.
      Pro forma information regarding net income and earnings per common share for fiscal 2004 and 2003, as required by the provisions of SFAS No. 123(R), Share-Based Payment, and SFAS No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure, has been determined as if we had accounted for our employee stock options under the fair value method. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting periods. Our pro forma information is as follows:

	Fiscal Year

	2004	2003

	(In thousands
	except per share
	data)
Net income, as reported	$201,809	$177,845
Share-based employee compensation cost:
As if fair value method were applied, net of income tax	15,344	13,885

Pro forma net income	$186,465	$163,960

Earnings per common share, as reported:
Basic	$1.49	$1.32
Diluted	1.45	1.27
Pro forma earnings per common share:
Basic	$1.37	$1.22
Diluted	1.35	1.20
Pro forma weighted average shares outstanding:
Basic	135,875	134,356
Diluted	138,077	136,953
      Prior to our adoption of SFAS No. 123(R), we reported the excess tax benefits associated with share-based awards as an operating cash inflow in our statement of cash flows. Beginning with our adoption of SFAS No. 123(R), we now report excess tax benefits as a cash inflow in the financing section of our statement of cash flows and would record a tax deficiency, if any, as a cash outflow from operating activities. For fiscal years 2003 and 2004, we reported $33.7 million and $29.1 million, respectively, of excess tax benefits as cash inflows in the operating activities section. For fiscal 2005, we reported $25.2 million of excess tax benefits as a cash inflow to financing activities.
Recent Accounting Pronouncements
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, as an amendment to ARB No. 43, Chapter 4, Inventory Pricing. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We early adopted SFAS No. 151 during the fourth quarter of fiscal 2005, which did not have a material impact on our results of operations, financial position, or cash flows.
      In March 2005, the FASB issued Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations–an Interpretation of FASB Statement No. 143. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.	Summary of Significant Accounting Policies (continued)
event that may or may not be within the control of the entity. Entities are required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We adopted FIN 47 during the fourth quarter of fiscal 2005, which did not have a material impact on our results of operations, financial position, or cash flows.
      In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The statement applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless it is impracticable to do so. The statement requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. We will adopt SFAS No. 154 beginning in the first quarter of fiscal 2006, which is not expected to have a material impact on our consolidated results of operations, financial position, or cash flows.
Reclassifications
      Certain reclassifications have been made to conform to the current year presentation.

Note 2.	Changes in Accounting
      Transition to Cost Accounting– We changed our method of accounting for merchandise inventories from a retail inventory method to the weighted average cost method in the fourth quarter of fiscal 2005, effective as of the beginning of that fiscal year. We believe the weighted average cost method is preferable because we believe it:

•	results in greater precision in the determination of cost of sales and inventories as each store/ SKU combination is supported by perpetual records valued at cost using SKU level purchase order inputs, allowing for a reduction in the number of significant management estimates that were used in our retail inventory method;

•	provides greater insight into shrink using more accurate periodic shrink expense analysis and reporting at the store/ SKU level;

•	aligns financial reporting with the operational view of the Company, which provides consistency in analysis of inventory management measures; and

•	increases the accuracy of matching sales with related expenses, as cost of sales will represent the average cost of the individual items sold rather than an average of the entire pool, eliminating any fluctuations as a result of seasonal changes in the markup percentage of inventory on hand at the end of each quarter.
      The effect of this change has been presented in the income statement as a cumulative effect of a change in accounting principle of $88.5 million, or approximately $0.64 per diluted share, which is net of an income tax benefit of $54.2 million. The inventory balance as of the beginning of fiscal 2005 is approximately $794 million on the weighted average cost method, which is approximately $143 million lower than the inventory balance reported under our retail inventory method. The non-cash reduction in

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.	Changes in Accounting (continued)
the inventory balance is due to the change in accounting principle and is not an indication of an inventory impairment, as the underlying retail value of the Company’s inventories is not affected by this accounting change. As a result of the change in accounting principle, fiscal 2005 cost of sales decreased by approximately $300,000, pre-tax, which had no impact on our diluted earnings per share calculation. For the fourth quarter of fiscal 2005, cost of sales reported under the weighted average cost method was lower than cost of sales reported under the previous retail inventory method by $25.9 million.
      Amounts for the interim periods of fiscal 2005, are presented below under our previous retail inventory method, and as adjusted for the effect of the retroactive application of the weighted average cost method, had the weighted average cost method been in effect during the respective interim periods. The effect of the change in accounting principle for periods prior to fiscal 2005 is not determinable as the information required to value inventory on the weighted average cost method in prior periods is not available.

			Quarter 2		Quarter 3
	Quarter 1	Quarter 2	YTD	Quarter 3	YTD

	(In thousands, except per share data)
As previously reported(1):
Net sales	$821,016	$745,493	$1,566,509	$839,663	$2,406,172
Cost of sales and occupancy expense	516,336	463,203	979,539	511,545	1,491,084
Gross profit	304,680	282,290	586,970	328,118	915,088
Operating income	77,471	62,824	140,295	86,614	226,909
Net income	46,533	30,815	77,348	55,442	132,790
Basic earnings per common share	0.34	0.23	0.57	0.41	0.98
Diluted earnings per common share	0.33	0.22	0.56	0.40	0.96
As Restated(2):
Net sales	$821,016	$745,493	$1,566,509	$839,663	$2,406,172
Cost of sales and occupancy expense	503,204	481,263	984,467	535,155	1,519,622
Gross profit	317,812	264,230	582,042	304,508	886,550
Operating income	87,179	39,671	126,850	50,817	177,667
Income before cumulative effect of accounting change	52,554	16,461	69,015	33,247	102,262
Cumulative effect of accounting change	88,488	-	88,488	-	88,488
Net (loss) income	(35,934)	16,461	(19,473)	33,247	13,774
Before cumulative effect:
Basic earnings per common share	$0.39	$0.12	$0.51	$0.25	$0.75
Diluted earnings per common share	0.38	0.12	0.50	0.24	0.74
After cumulative effect:
Basic (loss) earnings per common share	$(0.26)	$0.12	$(0.14)	$0.25	$0.10
Diluted (loss) earnings per common share	(0.26)	0.12	(0.14)	0.24	0.10
(Notes on following page)

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.	Changes in Accounting (continued)
(Notes from table on preceding page)

(1)	Amounts for the first three quarters are as previously reported on our fiscal 2005 Forms 10-Q. The amounts for each quarter presented represent our operations using a retail inventory method and do not include the effects of expensing share-based compensation.

(2)	Amounts have been restated to reflect weighted average cost accounting and the impact of expensing stock options under SFAS No. 123(R).
Adoption of SFAS No. 123(R)– We elected to early adopt SFAS No. 123(R), Share-Based Payment, in the fourth quarter of fiscal 2005. This accounting standard requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value over the requisite service period. We applied the provisions of the modified retrospective transition method as permitted by SFAS No. 123(R) from the beginning of fiscal 2005. As a result, we recorded compensation expense for unvested awards based on the amounts previously determined for pro forma disclosure under SFAS No. 123, Accounting for Stock-Based Compensation, for the first three quarters of fiscal 2005 and under the provisions of SFAS No. 123(R) for the fourth quarter of fiscal 2005. We recorded compensation expense related to share-based payments totaling approximately $29.8 million on a pre-tax basis, or $0.14 per diluted share on an after-tax basis, for fiscal 2005.
      The following table provides the fiscal 2005 quarterly impact of our adoption of SFAS No. 123(R):

			Quarter 2		Quarter 3
	Quarter 1	Quarter 2	YTD	Quarter 3	YTD	Quarter 4	Fiscal 2005

	(In thousands, except per share data)
Income before income taxes and cumulative effect of accounting change	$4,478	$6,168	$10,646	$12,932	$23,578	$6,230	$29,808
Net income	2,776	3,824	6,600	8,020	14,620	4,055	18,675
Basic earnings per common share	$0.02	$0.03	$0.05	$0.06	$0.11	$0.03	$0.14
Diluted earnings per common share	0.02	0.03	0.05	0.06	0.11	0.03	0.14

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3.	Detail of Certain Balance Sheet Accounts

	January 28,	January 29,
	2006	2005

	(In thousands)
Property and equipment:
Land and buildings	$1,619	$1,619
Leasehold improvements	244,383	220,927
Fixtures and equipment	765,199	690,628

	$1,011,201	$913,174

Accrued liabilities and other:
Salaries, bonuses, and other payroll-related costs	$112,888	$108,252
Taxes, other than income and payroll	38,097	31,225
Rent and common area maintenance	9,217	10,243
Gift certificate and gift card liability	19,701	22,738
Property and general liability insurance	8,977	8,499
Deferred revenue	17,656	18,574
Dividend payable	13,377	9,486
Professional fees and litigation settlements	3,280	1,382
Other	59,306	32,283

	$282,499	$242,682

Note 4.	Debt
9 1/4% Senior Notes due 2009
      In fiscal 2001, we issued $200 million in principal amount of 9 1/4 % Senior Notes due July 1, 2009, which were unsecured and interest thereon was payable semi-annually on each January 1 and July 1. On July 1, 2005, we redeemed the Senior Notes at a price of $1,046.25 per $1,000 of principal amount. This early redemption resulted in a pre-tax charge of $12.1 million in the second quarter of fiscal 2005, which represents a combination of a $9.3 million call premium and $2.8 million of unamortized costs associated with the Senior Notes, and was recorded as interest expense.
Credit Agreement
      On November 18, 2005, we entered into a new five-year, $300 million senior unsecured credit facility with Bank of America, N.A. and other lenders. The new $300 million Credit Agreement replaced our existing $200 million revolving credit facility with Fleet National Bank and the other lenders, which we terminated immediately prior to entering into our new $300 million Credit Agreement. We were in compliance with all terms and conditions of our $200 million credit agreement through the termination date, and we did not incur any early termination penalties in connection with its termination. No borrowings were outstanding under our $200 million credit agreement as of January 29, 2005, or at any time during fiscal 2005 and 2004.
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
      We are in compliance with all terms and conditions of the Credit Agreement. During fiscal 2005 and as of January 28, 2006, we had no borrowings under our Credit Agreement. Borrowings available under the Credit Agreement are reduced by the aggregate amount of letters of credit outstanding under the Credit Agreement ($21.2 million as of January 28, 2006).

Note 5.	Income Taxes
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities as of the respective year-end balance sheets are as follows:

	Deferred Tax Asset (Liability)

	January 28, 2006		January 29, 2005

	Current	Noncurrent	Current	Noncurrent

	(In thousands)
Net operating loss, general business credit, and alternative minimum tax credit carryforwards	$-	$7,366	$-	$4,344
Accrued expenses	32,134	31,692	29,423	25,894
Other deferred tax assets	5,713	24,738	16,176	13,618
Valuation allowance	-	(1,170)	-	-
Depreciation and amortization	-	(53,365)	-	(62,474)
Translation adjustment	-	(5,459)	-	(3,510)
Other deferred tax liabilities	(3,722)	(6,605)	(23,567)	(8,227)

	$34,125	$(2,803)	$22,032	$(30,355)

Net deferred tax liabilities		$31,322		$(8,323)

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5.	Income Taxes (continued)
      The federal and state income tax provision is as follows:

	Fiscal Year

	2005	2004	2003

	(In thousands)
Federal:
Current	$95,916	$94,210	$81,760
Deferred	13,118	(107)	9,801

Total federal income tax provision	109,034	94,103	91,561
State:
Current	14,029	19,018	11,378
Deferred	(3,183)	1,714	(2,335)

Total state income tax provision	10,846	20,732	9,043
International:
Current	10,553	9,140	6,551
Deferred	1,930	(2,099)	190

Total international income tax provision	12,483	7,041	6,741

Total tax expense before cumulative effect of accounting change	$132,363	$121,876	$107,345

      The components of the tax benefit related to the cumulative effect of accounting change are as follows:

	Fiscal Year

	2005	2004	2003

Federal	$(45,724)	$-	$-
State	(3,917)	-	-
International	(4,594)	-	-

Total tax benefit, cumulative effect of accounting change	$(54,235)	$-	$-

      The current federal and state income tax payable includes a reduction in taxes of approximately $57 million, which relates to a request for a change in our tax inventory accounting method, currently pending approval by the Internal Revenue Service.
      The reconciliation between the actual income tax provision and the income tax provision calculated by applying the federal statutory rate is as follows:

	Fiscal Year

	2005	2004	2003

	(In thousands)
Income tax provision at statutory rate	$123,156	$113,290	$99,817
State income taxes, net of federal income tax effect	8,787	13,476	5,878
Other	420	(4,890)	1,650

Total income tax provision	$132,363	$121,876	$107,345

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5.	Income Taxes (continued)
      At January 28, 2006, we had state net operating loss carryforwards to reduce future taxable income of approximately $89 million expiring at various dates between fiscal 2006 and fiscal 2024. A valuation allowance has been established to reserve for certain state operating loss carryforwards, because we believe it is more likely than not that we will be unable to deduct these amounts. During fiscal 2003, we utilized our deferred tax assets related to foreign net operating losses, which had previously been reserved through a valuation allowance. The decrease in the valuation allowance was offset by amounts provided for United States federal income taxes owed for related foreign earnings.

Note 6.	Stockholders’ Equity
Share-Based Compensation
      On May 10, 2005, our Board of Directors adopted our 2005 Incentive Compensation Plan (the “2005 Plan”) authorizing the grant of options, appreciation rights, restricted shares of our Common Stock, restricted stock units, performance shares, performance units, and senior executive plan bonuses. A maximum of 12.0 million shares will be available for grant for all equity awards under the 2005 Plan, with no more than 3.0 million shares of our Common Stock issued upon the exercise of appreciation rights or as performance shares, restricted shares, and restricted stock units. Eligible participants include executive officers, key employees, and directors of Michaels or a subsidiary of Michaels.
      The 2005 Plan was approved by our stockholders at our Annual Meeting of Stockholders on June 16, 2005. Concurrent with stockholder approval, we ceased granting options under the 1997 Stock Option Plan, 2001 General Stock Option Plan, and the 2001 Employee Stock Option Plan. Awards outstanding under the previous plans will remain in effect according to their respective terms and provisions. Proceeds from the exercise of stock options under our 2001 General Stock Option Plan are required to be used to repurchase shares of our own Common Stock under our current stock repurchase plan, except where not permitted by law or there is a compelling need to use the proceeds for other corporate purposes. Generally, options and restricted shares issued to employees under the plans have a five year term and vest over a three year period following the date of grant, while options issued to directors under the plans have a five year term and vest immediately. Exercise prices of options may not be less than 100% of the market value per share of our Common Stock on the date of grant. As of January 28, 2006, up to approximately 8.8 million shares of Common Stock remain available for grant under our 2005 Plan. To the extent available, we plan to issue Treasury shares of our Common Stock to satisfy share issuance upon option exercises; otherwise, we will issue new shares. Certain of our equity compensation plans provide for, and other plans permit, acceleration of vesting for share-based awards upon a change in control.
      As more fully described in Note 2 of Notes to Consolidated Financial Statements, we elected to early adopt SFAS No. 123(R), Share-Based Payment, in the fourth quarter of fiscal 2005. We applied the provisions of the modified retrospective transition method from the beginning of fiscal 2005. As a result, we recorded compensation expense for unvested awards based on the amounts previously determined for pro forma disclosure under SFAS No. 123, Accounting for Stock-Based Compensation, for the first three quarters of fiscal 2005. Beginning in the fourth quarter of fiscal 2005, compensation cost was recorded based on the grant date fair value of the award and ratably recognized as expense over the effective vesting period.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6.	Stockholders’ Equity (continued)
      The fair value for options granted under SFAS No. 123(R) was estimated at the date of grant using the Black-Scholes-Merton option valuation model with the following assumptions:

Fiscal Year

Assumptions(1)	2005	2004	2003

Risk-free interest rates(2)	3.5% - 4.4%	2.4% - 3.4%	1.7% - 2.6%
Expected dividend yield	0.8% - 1.2%	0.9% - 1.1%	0% - 0.9%
Expected volatility rates of our Common Stock(3)	28.3% - 45.7%	45.9% - 50.2%	56.5% - 68.8%
Expected life of options (in years)(4)	2.5 - 3.2	3.1 - 3.3	3.1 - 3.2

The footnotes to the assumptions relate to fiscal 2005 only.

(1)	Forfeitures were estimated based on historical experience.

(2)	Based on constant maturity interest rates for U.S. Treasury instruments with terms consistent with the expected lives of the awards.

(3)	We considered both the historical volatility of our Common Stock price as well as implied volatilities from the exchange-traded options on our Common Stock.

(4)	Expected lives were based on an analysis of historical exercise and post-vesting employment termination behavior.
      For fiscal 2005, our stock option activity and other summary data are summarized in the following tables:

	Fiscal Year 2005 Activity

	Outstanding				Outstanding	Exercisable
	at Beginning			Forfeited/	at End of	at End of
	of Year	Granted	Exercised	Expired	Year	Year

	(In thousands, except per share data)
Number of options	11,561	3,548	(2,548)	(573)	11,988	5,809
Weighted average exercise price	$18.46	$37.96	$14.78	$26.69	$24.62	$18.07

	As of January 28, 2006

	Options	Options
	Outstanding	Exercisable

Aggregate intrinsic value (In thousands)	$130,205	$96,344
Weighted average remaining life (In years)	3.0	2.1
      As of the beginning of fiscal 2005, there were 6.1 million nonvested options with a weighted average fair value of $8.44. As of the end of fiscal 2005, there were 6.2 million nonvested options with a weighted average fair value of $10.41.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6.	Stockholders’ Equity (continued)

	Fiscal Year

	2005	2004	2003

	(In thousands,
	except per share data)
Weighted average fair value of options granted during the year (per share)	$12.21	$8.92	$7.64
Total intrinsic value of options exercised during the year	$58,055	$57,516	$73,634
Total fair value of options that vested during the year	26,014	29,411	33,144
      As of January 28, 2006, compensation cost related to nonvested awards not yet recognized totaled $38.7 million and is expected to be recognized over a weighted average period of 1.6 years.
      The following table summarizes information about stock options outstanding and exercisable at January 28, 2006 (shares in thousands):

	Stock Options Outstanding		Stock Options Exercisable

		Weighted		Weighted
		Average		Average
Range of	Number	Exercise	Number	Exercise
Exercise Prices	of Shares	Price	of Shares	Price

$6.08 - 8.64	7	$8.25	7	$8.25
8.65 - 12.96	1,749	10.57	1,685	10.52
12.97 - 17.28	1,298	16.86	1,227	16.96
17.29 - 21.61	2,209	18.20	1,500	18.42
21.62 - 25.93	2,773	25.35	891	25.26
25.94 - 30.25	534	27.31	311	26.99
30.26 - 34.57	164	32.99	2	30.25
34.58 - 38.89	2,978	37.85	6	37.96
38.90 - 43.21	276	41.94	180	41.87

	11,988	$24.62	5,809	$18.07

Common Stock Repurchases
      On March 15, 2005, and December 6, 2005, our Board of Directors authorized a repurchase plan for up to 3.0 million shares and 5.0 million shares of our outstanding Common Stock, respectively. The

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6.	Stockholders’ Equity (continued)
following table sets forth information regarding our Common Stock repurchase plans as of January 28, 2006:

	Shares		Shares
	Authorized for	Shares	Available for
	Repurchase	Repurchased	Repurchase

December 5, 2000 repurchase plan (variable portion)	72,510	(72,509)	1	(1)
June 18, 2003 repurchase plan	2,000,000	(2,000,000)	-	(2)
February 2, 2004 repurchase plan	5,000,000	(5,000,000)	-	(3)
March 15, 2005 repurchase plan	3,000,000	(3,000,000)	-	(4)
December 6, 2005 repurchase plan	5,000,000	(497,188)	4,502,812	(5)

	15,072,510	(10,569,697)	4,502,813

(1)	In fiscal years 2005 and 2004, we repurchased and subsequently retired 17,958 shares and 54,551 shares of our Common Stock, respectively, at average prices of $40.93 and $27.03, respectively, using proceeds from exercises of stock options granted under the 2001 General Stock Option Plan.

(2)	In fiscal 2003, we repurchased and subsequently retired approximately 1.2 million shares of our Common Stock authorized to be repurchased under the 2003 repurchase plan at an average price of $21.55 per share. In fiscal 2004, we repurchased and subsequently retired 816,200 shares of our Common Stock authorized under the 2003 repurchase plan at an average price of $24.34 per share and, as a result, we have used the entire authority originally provided in the 2003 repurchase plan.

(3)	In fiscal 2004, we repurchased and subsequently retired approximately 3.1 million shares of our Common Stock authorized to be repurchased under the 2004 repurchase plan at an average price of $27.02 per share. In fiscal 2005, we repurchased and subsequently retired 1.9 million shares of our Common Stock at an average price of $36.78 per share and, as a result, we have used the entire authority originally provided in the 2004 repurchase plan.

(4)	In fiscal 2005, we repurchased approximately 3.0 million shares of our Common Stock authorized to be repurchased under the March 2005 repurchase plan at an average price of $34.36 per share and, as a result, we have used the entire authority provided in the March 2005 repurchase plan. We retired approximately 2.7 million shares of our Common Stock repurchased under the March 2005 repurchase plan and hold the remaining shares as Treasury Stock.

(5)	In fiscal 2005, we repurchased approximately 497,000 shares of our Common Stock authorized to be repurchased under the December 2005 repurchase plan at an average price of $33.64 per share and, as a result, we had 4.5 million shares available for repurchase under the plan as of January 28, 2006. We hold the repurchased shares as Treasury Stock.
      We may be restricted by regulations of the SEC from making future repurchases during certain time periods.

Note 7.	Retirement Plans
      We sponsor a 401(k) Savings Plan for our eligible employees and certain of our subsidiaries. Participation in the 401(k) Savings Plan is voluntary and available to any employee who is 21 years of age and has completed 500 hours of service in a six-month eligibility period. Participants may elect to contribute up to 15% of their considered compensation on a pre-tax basis and up to 10% on an after-tax

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 7.     Retirement Plans (continued)
basis. In accordance with the provisions of the 401(k) Savings Plan, we make a matching cash contribution to the account of each participant in an amount equal to 50% of the participant’s pre-tax contributions that do not exceed 6% of the participant’s considered compensation for the year. Matching contributions, and the actual earnings thereon, vest to the participants based on years of continuous service, with 100% vesting after three years. Our matching contribution expense, net of forfeitures, was $2.6 million, $2.2 million, and $1.9 million, for fiscal 2005, 2004, and 2003, respectively.
      We also sponsor the Michaels Stores, Inc. Deferred Compensation Plan to provide eligible employees, directors, and certain consultants the opportunity to defer receipt of current compensation. The amount of compensation deferred by each participant electing to participate in the Deferred Compensation Plan is determined in accordance with the terms of the Deferred Compensation Plan, based on elections by the plan participants and paid in accordance with the terms of the Deferred Compensation Plan. We provide matching cash contributions equal to 50% of the participant’s pre-tax contributions that do not exceed 6% of the participant’s considered compensation deferred under the Deferred Compensation Plan, reduced by the matching contributions credited to the participant under our 401(k) Savings Plan. Our matching contribution expense was $452,000, $423,000, and $414,000, for fiscal 2005, 2004, and 2003, respectively. Deferred amounts and matching contributions are deposited each pay period in a trust that qualifies as a grantor trust under the Internal Revenue Code of 1986, as amended. The funds are invested in individual participant life insurance contracts. We own these contracts and are co-beneficiaries with the participant’s designee. Participants must elect investments for their deferrals and matching contributions from a variety of hypothetical benchmark funds. The return on the underlying investments determines the amount of earnings and losses that increase or decrease the participant’s account. Amounts deferred, matching contributions, and earnings and losses are 100% vested. Our obligations under the Deferred Compensation Plan are unsecured general obligations and rank equally with our other unsecured general creditors.

Note 8.	Commitments and Contingencies
Commitments
      We operate stores and use distribution centers, office facilities, and equipment that are generally leased under non-cancelable operating leases, the majority of which provide for renewal options. Future minimum annual rental commitments for all non-cancelable operating leases as of January 28, 2006 are as follows (in thousands):

For the Fiscal Year:
2006	$279,274
2007	278,478
2008	256,346
2009	226,706
2010	187,745
Thereafter	558,018

Total minimum rental commitments	$1,786,567

      Rental expense applicable to non-cancelable operating leases was $263.2 million, $243.5 million, and $225.0 million, in fiscal 2005, 2004, and 2003, respectively.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8.     Commitments and Contingencies (continued)
Derivative Claims
      On March 21, 2003, Julie Fathergill filed a purported stockholder derivative action, which is pending in the 192nd District Court for Dallas County, Texas. The lawsuit names certain former and current officers and directors, including all of Michaels’ current directors, as individual defendants and Michaels as a nominal defendant. The derivative action relates to actions prior to our announcement on November 7, 2002, that we had revised our outlook for the fourth fiscal quarter of 2002, adjusting downward guidance for annual earnings per diluted share. The plaintiff alleges that, prior to that announcement, certain of the defendants made misrepresentations and failed to disclose negative information about the financial condition of Michaels while the individual defendants were selling shares of Michaels Common Stock. The plaintiff asserts claims against the individual defendants for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. All of these claims are asserted derivatively on behalf of Michaels. On November 7, 2005, the Court entered a written order granting the defendants’ special exceptions and ordering that the case will be dismissed with prejudice unless the plaintiff amends her petition to state an actionable claim against the defendants. On December 8, 2005, the plaintiff filed an amended petition in which she reasserts many of the same factual allegations, but also adds new allegations questioning, among other things, issues relating to Michaels’ inventory systems and infrastructure, as well as transactions and holdings of Michaels Common Stock by certain family-owned trusts or benefiting trusts of two of Michaels’ directors. In her amended petition, the plaintiff continues to assert all her claims derivatively on behalf of Michaels against the individual defendants for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. We believe these claims are without merit and will vigorously oppose them.
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
Cotton Claim
      On December 20, 2002, James Cotton, a former store manager of Michaels of Canada, ULC, our wholly-owned subsidiary, and Suzette Kennedy, a former assistant manager of Michaels of Canada, commenced a proposed class proceeding against Michaels of Canada and Michaels Stores, Inc. on behalf of themselves and current and former employees employed in Canada. The Cotton claim was filed in the Ontario Superior Court of Justice and alleges that the defendants violated employment standards legislation in Ontario and other provinces and territories of Canada by failing to pay overtime compensation as required by that legislation. The Cotton claim also alleges that this conduct was in breach of the contracts of employment of those individuals. The Cotton claim seeks a declaration that the defendants have acted in breach of applicable legislation, payment to current and former employees for overtime, damages for breach of contract, punitive, aggravated and exemplary damages, interest, and costs. In May of 2005, the plaintiffs delivered material in support of their request that this action be certified as a class proceeding. Michaels filed and served its responding materials opposing class certification on January 31, 2006. A date has not yet been set for the hearing with respect to certification. We intend to contest certification of this claim as a class action. Further, we believe we have certain defenses on the merits and intend to defend this lawsuit vigorously. We are unable to estimate a range of possible loss, if any, in this claim.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8.     Commitments and Contingencies (continued)
Clark Claim
      On July 13, 2005, Michael Clark, a former Michaels store assistant manager, and Lucinda Prouty, a former Michaels store department manager, commenced a proposed class action proceeding against Michaels Stores, Inc. on behalf of themselves and current and former hourly retail employees employed in California from July 13, 2001 to the present. The Clark suit was filed in the Superior Court of California, County of San Diego, and alleges that Michaels failed to pay overtime wages, provide meal and rest periods (or compensation in lieu thereof), and provide itemized employee wage statements. The Clark suit also alleges that this conduct was in breach of California’s unfair competition law. The plaintiffs seek injunctive relief, damages for unpaid overtime pay, meal break penalties, waiting time penalties, interest, and attorneys’ fees and costs. Under the Class Action Fairness Act, we removed the case to federal court on August 5, 2005. We are in the early stages of our investigation; however, we believe that the Clark claim lacks merit, and we intend to vigorously defend our interests.
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
Olivas Claim
      On December 2, 2005, Sandra Olivas and Jerry Soskins, former Michaels store managers in Los Angeles, California, commenced a proposed class action proceeding against Michaels Stores, Inc. on behalf of themselves and current and former salaried store employees employed in California from December 1, 2001 to the present. Michaels was served with the complaint on January 31, 2006. The Olivas suit was filed in the Superior Court of California, County of Los Angeles, and alleges that Michaels failed to pay overtime wages, accurately record hours worked, and provide itemized employee wage statements. The Olivas suit also alleges that this conduct was in breach of California’s unfair competition law. The plaintiffs seek injunctive relief, damages for unpaid overtime pay, penalties, interest, and attorneys’ fees and costs. On March 1, 2006, we removed the case to the United States District Court for the Central District of California. We are in the early stages of our investigation; however, we believe that the Olivas claim lacks merit, and we intend to vigorously defend our interests.
Governmental Inquiries and Related Matters
      In early 2005, the District Attorney’s office of the County of New York and the SEC opened inquiries concerning non-U.S. trusts that directly or indirectly hold and have held shares of Michaels Common Stock and Common Stock options. The staff of a U.S. Senate subcommittee and a federal grand jury have requested information with respect to the same facts. The Company is cooperating in these inquiries and requests for information.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8.     Commitments and Contingencies (continued)
      Certain of these trusts and corporate subsidiaries of the trusts acquired securities of Michaels in transactions directly or indirectly with Charles J. Wyly, Jr. and Sam Wyly, who are, respectively, Chairman and Vice Chairman of the Board of Directors and executive officers of Michaels, or with other Wyly family members. In addition, subsidiaries of certain of these trusts acquired securities directly from the Company in private placement transactions in 1996 and 1997 and upon the exercise of stock options transferred, directly or indirectly, to the trusts or their subsidiaries by Charles Wyly, Sam Wyly, or other Wyly family members.
      We understand that Charles Wyly and Sam Wyly and/or certain of their family members are beneficiaries of irrevocable non-U.S. trusts. The 1996 and 1997 private placement sales by the Company of Michaels securities to subsidiaries of certain of these trusts were disclosed by Michaels in filings with the SEC. The transfer by Charles Wyly and/or Sam Wyly (or by other Wyly family members or family-related entities) of Michaels securities to certain of these trusts and subsidiaries was also disclosed in filings with the SEC by us and/or by Charles Wyly and Sam Wyly.
      Following the filing by Charles Wyly and Sam Wyly of an amended Schedule 13D with the SEC on April 8, 2005, stating that they may be deemed the beneficial owners of Michaels securities held directly or indirectly by the non-U.S. trusts, Michaels disclosed in a press release that, as of March 31, 2005, under SEC Rule 13d-3, Charles Wyly may be deemed the owner of 6,045,818 shares, or 4.4% of our outstanding Common Stock, and Sam Wyly may be deemed the beneficial owner of 4,822,534 shares, or 3.5% of the Company’s outstanding Common Stock. In our 2005 proxy statement, Michaels included the securities held in the non-U.S. trusts or their separate subsidiaries, as reported in the Wylys’ amended Schedule 13D, in the beneficial ownership table of our principal stockholders and management, with appropriate footnotes referring to the amended Schedule 13D. Based on information then available to the Company, Michaels SEC filings did not report securities owned by the non-U.S. trusts or their corporate subsidiaries as beneficially owned by Charles Wyly and Sam Wyly prior to 2005.
      Charles Wyly and Sam Wyly have undertaken to file any additional required Section 16 reports and to pay to Michaels the amount of any Section 16 liability. Counsel for Michaels and counsel for the Wylys have engaged in discussions of factual and legal issues relating to Section 16.
      Charles Wyly and Sam Wyly have made a proposal to settle any issue of potential Section 16 liability, without admitting or denying that they have or had, for Section 16 purposes, beneficial ownership of Michaels securities that are or were held by the non-U.S. trusts or their subsidiaries and without admitting any liability to the Company under Section 16. Charles Wyly and Sam Wyly have not yet filed any additional or amended Section 16 reports with respect to transactions by the non-U.S. trusts or their subsidiaries while these discussions have been in progress.
      On March 15, 2006, the Board of Directors appointed a special committee of the Board to investigate and make decisions on behalf of Michaels with respect to any potential Section 16 liability issue. The members of the special committee are Richard C. Marcus, Cece Smith and Liz Minyard, all independent Board members. The special committee has the full authority of the Board to make all decisions with respect to any potential Section 16 issue, including the authority to approve or reject the proposed settlement, to negotiate the terms of any settlement, and to take all other actions it deems necessary or appropriate to resolve any potential Section 16 liability issue. The special committee has retained the firm of Debevoise & Plimpton LLP as its independent counsel to advise it in this matter.
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
      We consider our Michaels, Aaron Brothers, and Recollections stores and our Star Decorators Wholesale operations to be our operating segments for purposes of determining reportable segments based on the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. We determined that our Michaels and Aaron Brothers operating segments have similar economic characteristics and meet the aggregation criteria set forth in paragraph 17 of SFAS No. 131. With regard to our Aaron Brothers operating segment, we determined that it did not meet the quantitative thresholds for separate disclosure set forth in SFAS No. 131. We also determined that individually, and in the aggregate, the Recollections stores and Star Decorators Wholesale operations were immaterial for segment reporting purposes. Therefore, we combine all operating segments into one reporting segment.
      The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1.
      Our sales, operating income, and assets by country are as follows:

		Operating	Total
	Net Sales	Income	Assets

	(In thousands)
Fiscal 2005:
United States	$3,451,696	$325,016	$1,809,868
Canada	224,669	39,324	65,687

Consolidated total	$3,676,365	$364,340	$1,875,555

Fiscal 2004:
United States	$3,216,152	$311,819	$2,047,043
Canada	177,099	27,696	64,617

Consolidated total	$3,393,251	$339,515	$2,111,660

Fiscal 2003:
United States	$2,945,629	$280,652	$1,740,710
Canada	145,627	22,099	60,937

Consolidated total	$3,091,256	$302,751	$1,801,647

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 10.     Segments and Geographic Information (continued)
      Canada’s operating income includes corporate allocations, such as overhead and amounts related to our distribution and Artistree operations. We present assets based on their physical, geographic location. Certain assets located in the United States are also used to support our Canadian operations, but we do not allocate these assets or their associated expenses to Canada.

Note 11.	Subsequent Event
      On March 20, 2006, we announced that our Board of Directors had retained JPMorgan as our financial advisor to assist the Board in a process to explore strategic alternatives to enhance shareholder value. The alternatives to be explored include, but are not limited to, a potential sale of Michaels Stores, Inc. We cannot give any assurance that any transaction will result from this process.
      On March 20, 2006, we announced certain management changes. Effective on March 15, 2006, R. Michael Rouleau retired as President and Chief Executive Officer and became a special advisor to the Board of Directors. The Board has left the office of Chief Executive Officer vacant and has assigned all the duties of that office to our newly appointed co-Presidents, Jeffrey N. Boyer, formerly Executive Vice President–Chief Financial Officer, and Gregory A. Sandfort, formerly Executive Vice President–General Merchandise Manager.
      Mr. Boyer has become President and Chief Financial Officer, responsible for information technology, human resources, real estate, strategic planning, legal, and new businesses. Mr. Sandfort has become President and Chief Operating Officer, responsible for merchandising, store operations, marketing, and supply chain areas. Mr. Boyer and Mr. Sandfort report to our Board and to our Chairman, Charles J. Wyly, Jr.

MICHAELS STORES, INC.
UNAUDITED SUPPLEMENTAL QUARTERLY FINANCIAL DATA
(In thousands except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2005: As restated(1)
Net sales	$821,016	$745,493	$839,663	$1,270,193
Cost of sales and occupancy expense	503,204	481,263	535,155	797,460
Gross profit	317,812	264,230	304,508	472,733
Selling, general, and administrative expense	227,894	223,104	251,235	285,079
Operating income	87,179	39,671	50,817	186,673
Income before cumulative effect of accounting change	52,554	16,461	33,247	117,250
Net (loss) income	(35,934)	16,461	33,247	117,250
Before cumulative effect:
Basic earnings per common share	$0.39	$0.12	$0.25	$0.88
Diluted earnings per common share	0.38	0.12	0.24	0.86
After cumulative effect:
Basic (loss) earnings per common share	$(0.26)	$0.12	$0.25	$0.88
Diluted (loss) earnings per common share	(0.26)	0.12	0.24	0.86
Common shares used in per share calculation:
Basic	136,018	135,774	135,395	133,870
Diluted	138,435	138,408	137,270	136,627
Fiscal 2005: As previously reported(2)
Net sales	$821,016	$745,493	$839,663	N/A
Cost of sales and occupancy expense	516,336	463,203	511,545	N/A
Gross profit	304,680	282,290	328,118	N/A
Selling, general, and administrative expense	224,470	218,012	239,048	N/A
Operating income	77,471	62,824	86,614	N/A
Net income	46,533	30,815	55,442	N/A
Earnings per common share:
Basic	$0.34	$0.23	$0.41	N/A
Diluted	0.33	0.22	0.40	N/A
Common shares used in per share calculation:
Basic	136,018	135,774	135,395	N/A
Diluted	139,233	139,134	138,000	N/A
Fiscal 2004:
Net sales	$725,852	$682,934	$799,905	$1,184,560
Cost of sales and occupancy expense	465,628	425,628	504,236	751,442
Gross profit	260,224	257,306	295,669	433,118
Selling, general, and administrative expense	205,701	207,158	220,489	265,097
Operating income	52,040	47,505	72,772	167,198
Net income	29,332	26,746	42,488	103,243
Earnings per common share:
Basic	$0.21	$0.20	$0.31	$0.76
Diluted	0.21	0.19	0.31	0.75
Common shares used in per share calculation:
Basic	136,562	136,304	135,550	135,086
Diluted	139,692	139,280	138,796	138,295

(1)	Amounts have been restated to reflect weighted average cost accounting and the impact of expensing stock options under SFAS No. 123(R). The changes to our accounting policies are more fully described in Note 2 to these financial statements.
(2)	Amounts for the first three quarters are as previously reported on our fiscal 2005 Forms 10-Q. The amounts for each quarter presented represent our operations using a retail inventory method and do not include the effects of expensing share-based compensation. Fourth quarter amounts were excluded from this “As previously reported” presentation since the fourth quarter of fiscal 2005 was never previously reported using a retail inventory method and excluding share-based compensation, as we adopted these new accounting principles in the fourth quarter of fiscal 2005.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 29, 2006

MICHAELS STORES, INC.

By:	/s/ Jeffrey N. Boyer

Jeffrey N. Boyer
President and Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Charles J. Wyly Charles J. Wyly	Chairman of the Board of Directors	March 29, 2006

/s/ Sam Wyly Sam Wyly	Vice Chairman of the Board of Directors	March 29, 2006

/s/ Jeffrey N. Boyer Jeffrey N. Boyer	President and Chief Financial Officer (Co-Principal Executive Officer and Principal Financial and Accounting Officer)	March 29, 2006

/s/ Gregory A. Sandfort Gregory A. Sandfort	President and Chief Operating Officer (Co-Principal Executive Officer)	March 29, 2006

/s/ Richard E. Hanlon Richard E. Hanlon	Director	March 29, 2006

/s/ Richard C. Marcus Richard C. Marcus	Director	March 29, 2006

/s/ Liz Minyard Liz Minyard	Director	March 29, 2006

/s/ Cece Smith Cece Smith	Director	March 29, 2006

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Michaels Stores, Inc., as amended (previously filed as Exhibit 3.1 to Form 8-K, filed by Registrant on July 7, 2004, SEC File No. 001-09338).
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

3.5	Amended and Restated Bylaws of Michaels Stores, Inc. (previously filed as Exhibit 3.1 to Form 8-K, filed by Registrant on March 20, 2006, SEC File No. 001-09338).
4.1	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to Form 10-K for the year ended February 1, 2003, filed by Registrant on April 11, 2003, SEC File No. 001-09338).
10.1
Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated effective August 1, 1999 (previously filed as Exhibit 10.1 to Form 10-Q for period ended August 4, 2001, filed by Registrant on September 18, 2001, SEC File No. 000-11822).*

10.2
First Amendment to the Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated effective August 1, 1999, dated December 5, 2001 (previously filed as Exhibit 10.2 to Form 10-Q for period ended May 4, 2002, filed by Registrant on June 18, 2002, SEC File No. 001-09338).*

10.3
Second Amendment to Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated effective August 1, 1999, dated January 17, 2002 (previously filed as Exhibit 10.3 to Form 10-Q for period ended May 4, 2002, filed by Registrant on June 18, 2002, SEC File No. 001-09338).*

10.4
Third Amendment to the Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated effective August 1, 1999, dated December 3, 2002 (previously filed as Exhibit 10.1 to Form 10-Q for period ended November 1, 2003, filed by Registrant on December 16, 2003, SEC File No. 001-09338).*

10.5
Fourth Amendment to the Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated effective August 1, 1999, dated as of January 1, 2004 (previously filed as Exhibit 10.5 to Form 10-K for period ended January 29, 2005, filed by Registrant on April 11, 2005, SEC File No. 001-09338).*

10.6	Fifth Amendment to the Michaels Stores, Inc. Employees 401(k) Plan, as amended and restated effective August 1, 1999, dated March 15, 2005 (filed herewith).*
10.7	Michaels Stores, Inc. Amended and Restated 1997 Employees Stock Purchase Plan (previously filed as Exhibit 99.2 to Form 8-K, filed by Registrant on February 1, 2002, SEC File No. 001-09338).*
10.8	Michaels Stores, Inc. Second Amended and Restated 1997 Employees Stock Purchase Plan (filed herewith).*
10.9	Michaels Stores, Inc. Amended and Restated 1997 Stock Option Plan (previously filed as Exhibit 99.1 to Form 8-K filed by the Registrant on July 24, 2003, SEC File No. 001-09338).*
10.10	Michaels Stores, Inc. Second Amended and Restated 2001 Employee Stock Option Plan (previously filed as Exhibit 99.3 to Form 8-K filed by the Registrant on July 24, 2003, SEC File No. 001-09338).*
10.11	Second Amended and Restated 2001 General Stock Option Plan (previously filed as Exhibit 10.1 to Form 8-K filed by the Registrant on September 28, 2004, SEC File No. 001-09338).*

Exhibit
Number	Description of Exhibit

10.12	Michaels Stores, Inc. 2005 Incentive Compensation Plan (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on June 17, 2005, SEC File No. 001-09338).*
10.13	Form of Stock Option Agreement relating to June 2005 Director Grants (previously filed as Exhibit 10.3 to Form 8-K filed by Registrant on June 17, 2005, SEC File No. 001-09338).*
10.14	Forms of Award Agreements under the Registrant’s 2005 Incentive Compensation Plan (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on August 4, 2005, SEC File No. 001-09338).*
10.15	Forms of Restricted Stock Award Agreements under the Registrant’s 2005 Incentive Compensation Plan (filed herewith).*
10.16
Michaels Stores, Inc. Deferred Compensation Plan, as amended and restated effective as of July 18, 2003 (previously filed as Exhibit 99.4 to Form 8-K filed by the Registrant on July 24, 2003, SEC File No. 001-09338).*

10.17	Fiscal Year 2005 Bonus Plan for President and Chief Executive Officer (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on April 13, 2005, SEC File No. 001-09338).*
10.18	Fiscal Year 2005 Bonus Plan for Executive Vice President–Chief Financial Officer (previously filed as Exhibit 10.2 to Form 8-K filed by Registrant on April 13, 2005, SEC File No. 001-09338).*
10.19	Fiscal Year 2005 Bonus Plan for Executive Vice President–Store Operations (previously filed as Exhibit 10.3 to Form 8-K filed by Registrant on April 13, 2005, SEC File No. 001-09338).*
10.20	Fiscal Year 2005 Bonus Plan for Executive Vice President–General Merchandise Manager (previously filed as Exhibit 10.4 to Form 8-K filed by Registrant on April 13, 2005, SEC File No. 001-09338).*
10.21	Fiscal Year 2006 Bonus Plan for President and Chief Executive Officer (previously filed as Exhibit 10.2 to Form 8-K filed by Registrant on March 20, 2006, SEC File No. 001-09338).*
10.22	Fiscal Year 2006 Bonus Plan for Executive Vice President–Chief Financial Officer (previously filed as Exhibit 10.3 to Form 8-K filed by Registrant on March 20, 2006, SEC File No. 001-09338).*
10.23	Fiscal Year 2006 Bonus Plan for Executive Vice President–General Merchandise Manager (previously filed as Exhibit 10.4 to Form 8-K filed by Registrant on March 20, 2006, SEC File No. 001-09338).*
10.24	Fiscal Year 2006 Bonus Plan for Executive Vice President–Store Operations (previously filed as Exhibit 10.5 to Form 8-K filed by Registrant on March 20, 2006, SEC File No. 001-09338).*
10.25	Fiscal Year 2006 Bonus Plan for Executive Vice President–Supply Chain (previously filed as Exhibit 10.6 to Form 8-K filed by Registrant on March 20, 2006, SEC File No. 001-09338).*
10.26	Fiscal Year 2006 Bonus Plan for President and Chief Financial Officer (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on March 30, 2006, SEC File No. 001-09338).*
10.27	Fiscal Year 2006 Bonus Plan for President and Chief Operating Officer (previously filed as Exhibit 10.2 to Form 8-K filed by Registrant on March 30, 2006, SEC File No. 001-09338).*
10.28	Fiscal Year 2006 Bonus Plan for Executive Vice President–Chief Merchant (previously filed as Exhibit 10.3 to Form 8-K filed by Registrant on March 30, 2006, SEC File No. 001-09338).*
10.29	Fiscal Year 2006 Bonus Plan for Executive Vice President–Specialty Businesses (previously filed as Exhibit 10.4 to Form 8-K filed by Registrant on March 30, 2006, SEC File No. 001-09338).*

Exhibit
Number	Description of Exhibit

10.30
Amended and Restated Employment Agreement between Michaels Stores, Inc. and R. Michael Rouleau, dated July 7, 2004 (previously filed as Exhibit 10.1 to Form 10-Q for period ended July 31, 2004, filed by Registrant on September 1, 2004, SEC File No. 001-09338).*

10.31
Amendment to Amended and Restated Employment Agreement between Michaels Stores, Inc. and R. Michael Rouleau, dated March 15, 2006 (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on March 20, 2006, SEC File No. 001-09338).*

10.32
Separation Agreement and Release, dated July 28, 2004, between Ronald Staffieri and Michaels Stores, Inc. (previously filed as Exhibit 10.17 to Form 10-K for period ended January 29, 2005, filed by Registrant on April 11, 2005, SEC File No. 001-09338).*

10.33
Description of Compensation Regarding Company Car for R. Michael Rouleau (previously filed as Exhibit 10.18 to Form 10-K for period ended January 29, 2005, filed by Registrant on April 11, 2005, SEC File No. 001-09338).*

10.34
Description of Compensation Regarding Company Car for Charles J. Wyly, Jr. (previously filed as Exhibit 10.19 to Form 10-K for period ended January 29, 2005, filed by Registrant on April 11, 2005, SEC File No. 001-09338).*

10.35	Description of Compensation of Directors (previously filed as Exhibit 10.2 to Form 8-K filed by Registrant on June 17, 2005, SEC File No. 001-09338).*
10.36	Form of Director Indemnification Agreement between Michaels Stores, Inc. and certain directors of the Registrant (filed herewith).
10.37	Form of Officer Indemnification Agreement between Michaels Stores, Inc. and certain officers of the Registrant (filed herewith).
10.38
Term Lease Master Agreement between IBM Credit Corporation as Lessor and Michaels Stores, Inc. as Lessee (previously filed as Exhibit 10.18 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).

10.39
Credit Agreement, entered into as of November 18, 2005, among Registrant, Bank of America, N.A., and the other lenders party thereto, and Bank of America, N.A., as Administrative Agent for itself and the other lenders, as Swing Line Lender and as Letter of Credit Issuer (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on November 22, 2005, SEC File No. 001-09338).

10.40
Revolving Credit Agreement, dated as of May 1, 2001, between Michaels Stores, Inc. and Fleet National Bank and the other lenders named therein (previously filed as Exhibit 10.1 to Form 10-Q for period ended May 5, 2001, filed by Registrant on June 19, 2001, SEC File No. 000-11822).

10.41
First Amendment and Consent to Revolving Credit Agreement, dated as of December 31, 2001, among Michaels Stores, Inc., Fleet National Bank, and the other lenders named therein (previously filed as Exhibit 10.16 to Form 10-K for the year ended February 2, 2002, filed by Registrant on April 12, 2002, SEC File No. 001-09338).

10.42
Second Amendment and Consent to Revolving Credit Agreement, dated as of December 31, 2003, among Michaels Stores, Inc., Fleet National Bank, and the other lenders named therein (previously filed as Exhibit 10.20 to Form 10-K for the year ended January 31, 2004, filed by Registrant on April 2, 2004, SEC File No. 001-09338).

10.43
Third Amendment and Consent to Revolving Credit Agreement, dated as of October 6, 2004, among Michaels Stores, Inc., Fleet National Bank, and the other lenders named therein (previously filed as Exhibit 10.4 to Form 10-Q for the period ended October 30, 2004, filed by Registrant on December 7, 2004, SEC File No. 001-09338).

10.44
Option Agreement, dated as of December 23, 1996, between Michaels Stores, Inc. and Elegance Limited (previously filed as Exhibit 10.29 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).

10.45
Common Stock and Warrant Agreement, dated as of October 16, 1984, between Michaels Stores, Inc. and Peoples Restaurants, Inc., including form of Warrant (previously filed as Exhibit 4.2 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 30, 1993, SEC File No. 000-11822).

Exhibit
Number	Description of Exhibit

10.46
First Amendment to Common Stock and Warrant Agreement, dated October 31, 1984, between The First Dallas Group, Ltd. and Michaels Stores, Inc. (previously filed as Exhibit 4.3 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 30, 1993, SEC File No. 000-11822).

10.47
Second Amendment to Common Stock and Warrant Agreement, dated November 28, 1984, between First Dallas Investments-Michaels I, Ltd. and Michaels Stores, Inc. (previously filed as Exhibit 4.4 to Form 10-K for the year ended January 31, 1993, filed by Registrant on April 30, 1993, SEC File No. 000-11822).

10.48
Third Amendment to Common Stock and Warrant Agreement, dated February 27, 1985, between First Dallas Investments-Michaels I, Ltd., The First Dallas Group, Ltd., Sam Wyly, Charles J. Wyly, Jr., and Michaels Stores, Inc. (previously filed as Exhibit 10.23 to Form S-1 (Registration No. 33-09456), filed by Registrant on October 14, 1986).

10.49
Amendment to Common Stock and Warrant Agreement, dated as of September 1, 1992, between Michaels Stores, Inc. and the other parties named therein (previously filed as Exhibit 4.8 to Form S-8 (Registration No. 33-54726), filed by Registrant on November 20, 1992).

18.1	Preferability Letter from Independent Registered Public Accounting Firm (filed herewith).
21.1	Subsidiaries of Michaels Stores, Inc. (previously filed as Exhibit 21.1 to Form 10-K for period ended January 29, 2005, filed by Registrant on April 11, 2005, SEC File No. 001-09338).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certifications of Gregory A. Sandfort pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.