Form 10-Q
period 2006-04-29
MICHAELS STORES INC
filed 2006-06-13
CIK 740670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2006
OR
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Shares Outstanding as of
Title	June 9, 2006
Common Stock, par value $.10 per share	132,137,792

MICHAELS STORES, INC.
FORM 10-Q

MICHAELS STORES, INC.
Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	April 29,	January 28,	April 30,
	2006	2006	2005

ASSETS
Current assets:
Cash and equivalents	$441,843	$452,449	$558,546
Merchandise inventories	795,047	784,032	835,765
Prepaid expenses and other	46,397	44,042	26,999
Deferred and prepaid income taxes	34,156	34,125	64,669

Total current assets	1,317,443	1,314,648	1,485,979

Property and equipment, at cost	1,046,956	1,011,201	936,091
Less accumulated depreciation	(611,495)	(586,382)	(525,555)

	435,461	424,819	410,536

Goodwill	115,839	115,839	115,839
Other assets	23,082	20,249	19,136

	138,921	136,088	134,975

Total assets	$1,891,825	$1,875,555	$2,031,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$267,154	$193,595	$269,684
Accrued liabilities and other	226,541	282,499	227,053
Income taxes payable	15,730	20,672	—

Total current liabilities	509,425	496,766	496,737

9 1/4% Senior Notes due 2009	—	—	200,000
Deferred income taxes	2,791	2,803	26,848
Other long-term liabilities	89,098	88,637	79,359

Total long-term liabilities	91,889	91,440	306,207

	601,314	588,206	802,944

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.10 par value, 2,000,000 shares authorized; none issued	—	—	—
Common Stock, $0.10 par value, 350,000,000 shares authorized; 134,841,303 shares issued and 132,074,903 shares outstanding at April 29, 2006, 133,821,417 shares issued and 132,986,517 shares outstanding at January 28, 2006, and 135,293,468 shares issued and outstanding at April 30, 2005	13,484	13,382	13,529
Additional paid-in capital	416,052	386,627	425,432
Retained earnings	946,980	907,773	781,333
Treasury Stock (2,766,400 shares at April 29, 2006, 834,900 shares at January 28, 2006, and none at April 30, 2005)	(94,127)	(27,944)	—
Accumulated other comprehensive income	8,122	7,511	8,252

Total stockholders’ equity	1,290,511	1,287,349	1,228,546

Total liabilities and stockholders’ equity	$1,891,825	$1,875,555	$2,031,490

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Quarter Ended
	April 29,	April 30,
	2006	2005

Net sales	$832,481	$821,016
Cost of sales and occupancy expense	512,041	503,204

Gross profit	320,440	317,812
Selling, general, and administrative expense	241,736	227,894
Store pre-opening costs	1,437	2,739

Operating income	77,267	87,179
Interest expense	172	5,089
Other (income) and expense, net	(7,162)	(2,680)

Income before income taxes and cumulative effect of accounting change	84,257	84,770
Provision for income taxes	31,807	32,216

Income before cumulative effect of accounting change	52,450	52,554
Cumulative effect of accounting change, net of income tax of $54.2 million	—	88,488

Net income (loss)	$52,450	$(35,934)

Basic earnings (loss) per common share:
Income before cumulative effect of accounting change	$0.40	$0.39
Cumulative effect of accounting change, net of income tax	—	0.65

Net income (loss)	$0.40	$(0.26)

Diluted earnings (loss) per common share:
Income before cumulative effect of accounting change	$0.39	$0.38
Cumulative effect of accounting change, net of income tax	—	0.64

Net income (loss)	$0.39	$(0.26)

Dividends declared per common share	$0.10	$0.07

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Quarter Ended
	April 29,	April 30,
	2006	2005

Operating activities:
Net income (loss)	$52,450	$(35,934)
Adjustments:
Depreciation	27,341	23,680
Amortization	115	99
Share-based compensation	5,568	4,478
Tax benefits from stock options exercised	(8,203)	(7,349)
Non-cash charge for the cumulative effect of accounting change	—	142,723
Other	2	254
Changes in assets and liabilities:
Merchandise inventories	(10,964)	(41,972)
Prepaid expenses and other	(2,689)	(386)
Deferred income taxes and other	(3,199)	(5,148)
Accounts payable	60,874	13,418
Accrued liabilities and other	(19,615)	(3,128)
Income taxes payable	3,261	(48,330)
Other long-term liabilities	1,526	6,982

Net cash provided by operating activities	106,467	49,387

Investing activities:
Additions to property and equipment	(38,920)	(27,488)
Purchases of short-term investments	—	(226)
Sales of short-term investments	—	50,605
Net proceeds from sales of property and equipment	6	—

Net cash (used in) provided by investing activities	(38,914)	22,891

Financing activities:
Cash dividends paid to stockholders	(26,625)	(19,045)
Repurchase of Common Stock	(66,182)	(52,363)
Proceeds from stock options exercised	14,876	13,262
Tax benefits from stock options exercised	8,203	7,349
Proceeds from issuance of Common Stock and other	1,095	1,213
Change in cash overdraft.	(9,526)	—

Net cash used in financing activities	(78,159)	(49,584)

Net (decrease) increase in cash and equivalents	(10,606)	22,694
Cash and equivalents at beginning of period	452,449	535,852

Cash and equivalents at end of period	$441,843	$558,546

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended April 29, 2006

(Unaudited)

Note 1.	Basis of Presentation

The consolidated financial statements include the accounts of Michaels Stores, Inc. and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. All expressions of “us,” “we,” “our,” and all similar expressions are references to Michaels Stores, Inc. and our consolidated, wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other items, as disclosed) considered necessary for a fair presentation have been included. Because of the seasonal nature of our business, the results of operations for the quarter ended April 29, 2006 are not indicative of the results to be expected for the entire year.

The balance sheet at January 28, 2006 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

All references herein to “fiscal 2006” relate to the 53 weeks ending February 3, 2007 and all references to “fiscal 2005” relate to the 52 weeks ended January 28, 2006. In addition, all references herein to “the first quarter of fiscal 2006” relate to the 13 weeks ended April 29, 2006 and all references to “the first quarter of fiscal 2005” relate to the 13 weeks ended April 30, 2005.

Amounts as of and for the three months ended April 30, 2005 were restated to reflect weighted average cost accounting for inventory and the impact of expensing stock options under SFAS No. 123(R). The changes to our accounting policies are more fully described in Note 2 to these financial statements.

Note 2.	Changes in Accounting

As more fully described in our fiscal 2005 Annual Report on Form 10-K, we changed our method of accounting for merchandise inventories from a retail inventory method to the weighted average cost method in the fourth quarter of fiscal 2005, effective as of the beginning of that fiscal year. We also adopted SFAS No. 123(R), Share-Based Payment, during the fourth quarter of fiscal 2005 using the modified retrospective transition method from the beginning of fiscal 2005. As a result of these accounting changes, certain items on our consolidated balance sheets and statements of cash flows for the first quarter of fiscal 2005 are not comparable to previously reported amounts on our Form 10-Q, although total cash flows did not change as a result of these changes in accounting. We presented the effects on the income statement of adopting these policies in our fiscal 2005 Annual Report on Form 10-K.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Quarter Ended April 29, 2006
(Unaudited)

Note 2.	Changes in Accounting (Continued)

The following table reconciles the line items in our consolidated balance sheets and statements of cash flows from the previously reported amounts to the restated amounts:

	Quarter Ended April 30, 2005
	As previously	WAC	SFAS No. 123(R)	As
	reported	Adjustments	Adjustments	restated
	(In thousands)

Balance Sheet
Merchandise inventories	$964,177	$(128,412)	$—	$835,765
Deferred and prepaid income taxes	22,027	42,642	—	64,669
Other assets	17,434	—	1,702	19,136
Income taxes payable	6,155	(6,155)	—	—
Additional paid-in capital	420,954	—	4,478	425,432
Retained earnings	863,800	(79,691)	(2,776)	781,333
Accumulated other comprehensive income	8,176	76	—	8,252
Statement of Cash Flows
Net income	46,533	(79,691)	(2,776)	(35,934)
Share-based compensation expense	—	—	4,478	4,478
Non-cash charge for the cumulative effect of accounting change	—	142,723	—	142,723
Merchandise inventories	(27,782)	(14,190)	—	(41,972)
Deferred income taxes and other	(3,446)	—	(1,702)	(5,148)
Income taxes payable	512	(48,842)	—	(48,330)
Tax benefit from stock options exercised (a reclassification from operating activities to financing activities)	—	—	7,349	7,349

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Quarter Ended April 29, 2006
(Unaudited)

Note 3.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Quarter Ended
	April 29,	April 30,
	2006	2005
	(In thousands, except per share data)

Numerator:
Income before cumulative effect of accounting change	$52,450	$52,554
Cumulative effect of accounting change, net of income tax	—	88,488

Net income (loss)	$52,450	$(35,934)

Denominator:
Denominator for basic earnings per common share—weighted average shares	132,399	136,018
Effect of dilutive securities:
Employee stock options	2,218	2,417

Denominator for diluted earnings per common share—weighted average shares adjusted for dilutive securities	134,617	138,435

Basic earnings (loss) per common share:
Income before cumulative effect of accounting change	$0.40	$0.39
Cumulative effect of accounting change, net of income tax	—	0.65

Net income (loss)	$0.40	$(0.26)

Diluted earnings (loss) per common share:
Income before cumulative effect of accounting change	$0.39	$0.38
Cumulative effect of accounting change, net of income tax	—	0.64

Net income (loss)	$0.39	$(0.26)

Our purchase and subsequent retirement of 1.9 million shares and 1.5 million shares of our Common Stock in the first quarters of fiscal 2006 and 2005, respectively, reduced the number of weighted average shares outstanding by 843,000 and 239,000 for the first quarters of fiscal 2006 and 2005, respectively.

Note 4.	Share-Based Compensation

Our Compensation Committee administers option and awards plans. On April 21, 2006, our Compensation Committee approved amendments to the award agreements under the 1997 Stock Option Plan and the 2005 Incentive Compensation Plan to add a provision that would accelerate the vesting of awards under those Plans upon a change in control of Michaels. Options issued under our 2001 General Stock Option Plan and 2001 Employee Stock Option Plan already contain an acceleration provision that triggers upon our entering into a change in control agreement. Under the 2001 Plans, our Board of Directors has the power to defer the acceleration of vesting until the actual consummation of a change in control, thereby conforming the accelerated vesting of options under those plans to the accelerated vesting provision in the awards under the 1997 Stock Options Plan and the 2005 Incentive Compensation Plan. Should a change in control occur, we

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Quarter Ended April 29, 2006
(Unaudited)

Note 4.	Share-Based Compensation (Continued)

will accelerate the recognition of any unrecognized compensation cost related to the accelerated vesting of awards. As of April 29, 2006, unrecognized compensation cost for all Plan awards totaled $33.7 million.

Note 5.	Debt

9 1/4% Senior Notes due 2009

In fiscal 2001, we issued $200 million in principal amount of 9 1/4% Senior Notes due July 1, 2009, which were unsecured and interest thereon was payable semi-annually on each January 1 and July 1. On July 1, 2005, we redeemed the Senior Notes at a price of $1,046.25 per $1,000 of principal amount. This early redemption resulted in a pre-tax charge of $12.1 million in the second quarter of fiscal 2005, which represents a combination of a $9.3 million call premium and $2.8 million of unamortized costs associated with the Senior Notes, and was recorded as interest expense.

Credit Agreement

On November 18, 2005, we entered into a new five-year, $300 million senior unsecured credit facility with Bank of America, N.A. and other lenders. The $300 million Credit Agreement replaced our existing $200 million revolving credit facility with Fleet National Bank and the other lenders, which we terminated immediately prior to entering into our $300 million Credit Agreement. We were in compliance with all terms and conditions of our $200 million credit agreement through the termination date, and we did not incur any early termination penalties in connection with its termination. No borrowings were outstanding under our $200 million credit agreement at any time during fiscal 2005.

Our $300 million Credit Agreement provides for a committed line of credit of $300 million (with a provision for an increase, at our option on stated conditions, of up to a total of $400 million), a $250 million sublimit on the issuance of letters of credit, and a $25 million sublimit for borrowings in Euro, Sterling, Yen, Canadian Dollars, and other approved currencies. We may use borrowings under our $300 million Credit Agreement for working capital and other general corporate purposes, including stock repurchases and permitted acquisitions. Our $300 million Credit Agreement limits our ability to, among other things, create liens, engage in mergers, consolidations and certain other transactions, and requires us to adhere to certain consolidated financial covenants. Our obligations under our $300 million Credit Agreement are guaranteed by Michaels Stores Procurement Company, Inc., our wholly-owned subsidiary, and such other of our subsidiaries as may be necessary to cause the assets owned by us and our subsidiary guarantors to be 85% of our consolidated total assets. Borrowings available under our $300 million Credit Agreement will be reduced by the aggregate amount of letters of credit outstanding, which was $13.7 million as of April 29, 2006. We had no outstanding borrowings under our $300 million Credit Agreement as of January 28, 2006 or April 29, 2006.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Quarter Ended April 29, 2006
(Unaudited)

Note 6.	Comprehensive Income (Loss)

Our comprehensive income (loss) is as follows:

	Quarter Ended
	April 29,	April 30,
	2006	2005
	(In thousands)

Net income (loss)	$52,450	$(35,934)
Other comprehensive income:
Foreign currency translation adjustment and other	611	2,854

Comprehensive income (loss)	$53,061	$(33,080)

Note 7.	Commitments and Contingencies
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

On June 9, 2006, Feivel Gottlieb and on June 12, 2006, Roberta Schuman each filed purported stockholder derivative actions, which are pending in the 191st and the 14th District Courts for Dallas County,

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Quarter Ended April 29, 2006
(Unaudited)

Note 7.	Commitments and Contingencies (Continued)

Texas, respectively. The lawsuits name our Chairman of the Board and Vice Chairman of the Board, both in their capacities as officers of Michaels and as directors, and all of Michaels’ other current directors as individual defendants and Michaels as a nominal defendant. The plaintiffs assert claims against the individual defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment in connection with the granting of stock options by Michaels between 1990 and October 2001 and seek, among other relief, an indeterminate amount of damages from the individual defendants and injunctive relief against Michaels with regard to various corporate governance matters. All of these claims are asserted derivatively on behalf of Michaels. Prior to the filing of these derivative actions, Michaels announced that its Audit Committee (assisted by independent legal counsel and outside accounting experts) had commenced an internal review into Michaels’ historical stock option practices, including a review of Michaels’ underlying option grant documentation and procedures and related accounting. The Audit Committee has not reached any final conclusions as the internal review is not complete and is continuing. See “— Internal Review of Stock Option Practices” below.

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

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Quarter Ended April 29, 2006
(Unaudited)

Note 7.	Commitments and Contingencies (Continued)

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

Governmental Inquiries and Related Matters

In early 2005, the District Attorney’s office of the County of New York and the SEC opened inquiries concerning non-U.S. trusts that directly or indirectly hold and have held shares of Michaels Common Stock and Common Stock options. The staff of a U.S. Senate subcommittee and a federal grand jury have requested information with respect to the same facts. We are cooperating in these inquiries and requests for information.

Certain of these trusts and corporate subsidiaries of the trusts acquired securities of Michaels in transactions directly or indirectly with Charles J. Wyly, Jr. and Sam Wyly, who are, respectively, Chairman and Vice Chairman of the Board of Directors, or with other Wyly family members. In addition, subsidiaries of certain of these trusts acquired securities directly from us in private placement transactions in 1996 and 1997 and upon the exercise of stock options transferred, directly or indirectly, to the trusts or their subsidiaries by Charles Wyly, Sam Wyly, or other Wyly family members.

We understand that Charles Wyly and Sam Wyly and/or certain of their family members are beneficiaries of irrevocable non-U.S. trusts. The 1996 and 1997 private placement sales by us of Michaels securities to subsidiaries of certain of these trusts were disclosed by us in filings with the SEC. The transfer by Charles Wyly and/or Sam Wyly (or by other Wyly family members or family-related entities) of Michaels securities to certain of these trusts and subsidiaries was also disclosed in filings with the SEC by us and/or by Charles Wyly and Sam Wyly. Based on information provided to us, our SEC filings did not report securities owned by

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Quarter Ended April 29, 2006
(Unaudited)

Note 7.	Commitments and Contingencies (Continued)

the non-U.S. trusts or their corporate subsidiaries as beneficially owned by Charles Wyly and Sam Wyly prior to 2005.

Following the filing by Charles Wyly and Sam Wyly of an amended Schedule 13D with the SEC on April 8, 2005, stating that they may be deemed the beneficial owners of Michaels securities held directly or indirectly by the non-U.S. trusts, we disclosed in a press release that, as of March 31, 2005, under SEC Rule 13d-3, Charles Wyly may be deemed the owner of 6,045,818 shares, or 4.4% of our outstanding Common Stock, and Sam Wyly may be deemed the beneficial owner of 4,822,534 shares, or 3.5% of our outstanding Common Stock. In our 2005 and 2006 proxy statements, we included the securities held in the non-U.S. trusts or their separate subsidiaries, as reported by the Wylys, in the beneficial ownership table of our principal stockholders and management, with appropriate footnotes.

Charles Wyly and Sam Wyly have not reported purchases and sales of Michaels securities by the non-U.S. trusts and their subsidiaries in reports filed by them with the SEC under Section 16 of the Securities Exchange Act of 1934. In an April 2005 letter from their counsel, Charles Wyly and Sam Wyly undertook to file any additional required Section 16 reports and to pay us the amount of any Section 16 liability. Counsel for Michaels and counsel for the Wylys have exchanged factual information and engaged in discussions of legal issues.

Charles Wyly and Sam Wyly have not filed additional or amended Section 16 reports with respect to the transactions in question. Charles Wyly and Sam Wyly have made a proposal to settle the issue, without admitting or denying that they have or had, for Section 16 purposes, beneficial ownership of Michaels securities that are or were held by the non-U.S. trusts or their subsidiaries.

On March 15, 2006, the Board of Directors appointed a special committee of the Board to investigate and make decisions on behalf of Michaels with respect to the potential Section 16 liability issue. The members of the special committee are Richard C. Marcus (Chairman), Cece Smith and Liz Minyard, all independent Board members. The special committee has the full authority of the Board to make all decisions with respect to the potential Section 16 issues, including the authority to approve or reject the proposed settlement, to negotiate the terms of any settlement, and, if there is no agreed settlement, to take all other actions it deems necessary or appropriate to resolve the potential Section 16 liability issues other than pursuant to an agreed settlement. The Board of Directors has also given the special committee the full authority of the Board to make decisions for Michaels relating to the new allegations in the Fathergill derivative suit, described above under Derivative Claims, including investigating the new allegations and determining what actions Michaels should take concerning those allegations. In addition, the Board has given the special committee authority to investigate and respond to the governmental inquiries, described above, but reserving to the full Board the authority to decide upon proposed actions or decisions concerning the pursuit, compromise or ultimate resolution of any claim or dispute with respect to those governmental inquiries. The special committee has retained the firm of Debevoise & Plimpton LLP as its independent counsel to advise it in these matters.

Internal Review of Stock Options Practices

The Company’s Audit Committee has initiated an internal review on a proactive basis into the Company’s historical stock option practices, including a review of the Company’s underlying option grant documentation and procedures and related accounting. In accordance with New York Stock Exchange requirements, the Audit Committee is composed solely of independent directors. The Audit Committee’s internal review is being conducted with the assistance of independent legal counsel and outside accounting experts. The Company’s

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Quarter Ended April 29, 2006
(Unaudited)

Note 7.	Commitments and Contingencies (Continued)

independent registered public accounting firm has been informed about the internal review. The Company has also voluntarily reported the commencement of this review to the Securities and Exchange Commission.

The internal review is focused principally on the period from 1990 to 2001. Since October 2001, the Company has followed a process of utilizing pre-determined effective grant dates and generally pre-determined grant levels for its stock option program. Stock option grants from October 2001 to the present have consistently followed this process.

Prior to October 2001, the Company granted stock options principally utilizing a process in which an authorized committee of the Board would approve stock option grants from time to time through unanimous written consent resolutions with specified effective dates that generally preceded the date on which the consents were fully executed by members of the applicable committee.

The Company has historically considered the effective date specified in the written consents by the applicable committee as the accounting measurement date for determining stock-based compensation expense under APB No. 25, Accounting for Stock Issued to Employees. For the period under review, based on preliminary findings, the Company presently believes that, with respect to certain non-routine grants, the measurement date may differ from the measurement date used in its accounting prior to 2001. Based on the Company’s current analysis, non-cash compensation cost could potentially be recorded in an amount up to approximately $60 million, which relates to periods prior to fiscal 2001. Therefore, the amounts do not affect results of operations or the statement of cash flows in any period presented in the Company’s Annual Report on Form 10-K for fiscal 2005. The Company expects the effect, if any, on its financial position in each of the years presented in the fiscal 2005 Form 10-K would be a reclassification of any unrecorded non-cash compensation cost between retained earnings and accumulated paid in capital, with no impact on total stockholders’ equity. Based on the Company’s current analysis, any potential misstatement of the Company’s financial statements presented in its fiscal 2005 Form 10-K is not considered material.

As the Audit Committee’s review is not complete and is ongoing as of the date of this filing, additional information may become available which could cause the current estimate of potential unrecorded compensation to change materially. Once the review is complete, the Company will make a final determination as to what, if any, estimated unrecorded stock-based compensation cost should be recorded in the Company’s financial statements. However, based on its current analysis and estimates, the Company does not believe a restatement of prior period financial statements will be required.

The Company is also evaluating whether previously deducted compensation related to exercised stock options might be non-deductible under Section 162(m) of the Internal Revenue Code, which could result in additional taxes and interest related to the prior deductions. The Company currently believes that the amount of lost tax deductions, if any, previously claimed would not be material to results of operations, cash flow, or the Company’s financial position, but has not finalized its assessment of this matter.

Two derivative lawsuits have been filed against the directors and certain officers of Michaels relating to the Company’s historical stock option procedures. See “— Derivative Claims” above.

General

We are a defendant from time to time in lawsuits incidental to our business. Based on currently available information, we believe that resolution of all known contingencies is uncertain. There can be no assurance that future costs of such litigation would not be material to our financial position, results of operations, or cash flows.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Quarter Ended April 29, 2006
(Unaudited)

Note 8.	Segments
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

Our sales, operating income, and assets by country are as follows:

	Net Sales	Operating Income	Total Assets
	(In thousands)

Quarter ended April 29, 2006:
United States	$778,356	$68,576	$1,808,567
Canada	54,125	8,691	83,258

Consolidated Total	$832,481	$77,267	$1,891,825

Quarter ended April 30, 2005:
United States	$776,900	$82,029	$1,971,499
Canada	44,116	5,150	59,991

Consolidated Total	$821,016	$87,179	$2,031,490

Canada’s operating income includes corporate allocations, such as overhead, and amounts related to our distribution and Artistree operations. We present assets based on their physical, geographic location. Certain assets located in the United States are also used to support our Canadian operations, but we do not allocate those assets or their associated expenses to Canada.

Note 9.	Exploration of Strategic Alternatives
On March 20, 2006, we announced that our Board of Directors had decided to begin a process to explore strategic alternatives to enhance shareholder value including, but not limited to, a potential sale of Michaels. We retained JPMorgan as a financial advisor in this process, which we said probably would take a number of months. Among the strategic alternatives that may be considered would be a possible sale, recapitalization or similar transaction. The Board has appointed a special advisory committee, with the full power and authority of the Board to consider, evaluate, and negotiate with any third parties the terms of any such transaction and to recommend to our Board that it approve or reject, and, if approved, that the Board recommend to our shareholders any such transaction. The members of the special advisory committee are Cece Smith (Chairman), Richard E. Hanlon, Richard C. Marcus, and Liz Minyard, each of whom is an independent director. The special advisory committee has retained the firm of Wachtell, Lipton, Rosen & Katz as its independent counsel to advise it in this matter.

On March 20, 2006, we also announced certain management changes. Effective on March 15, 2006, R. Michael Rouleau retired as President and Chief Executive Officer and became special advisor to the Board of Directors. The Board has left the office of Chief Executive Officer vacant and has assigned all the duties of that office to our newly appointed co-Presidents, Jeffrey N. Boyer, formerly Executive Vice President—Chief

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Quarter Ended April 29, 2006
(Unaudited)

Note 9.	Exploration of Strategic Alternatives (Continued)

Financial Officer, and Gregory A. Sandfort, formerly Executive Vice President—General Merchandise Manager.

Note 10.	Subsequent Event
We recorded a $3.0 million pre-tax gain in other income during the first quarter of fiscal 2006 due to the favorable resolution of a civil lawsuit related to a tax matter. This lawsuit was resolved subsequent to the end of the first quarter of fiscal 2006 but pertained to events that occurred prior to fiscal 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All expressions of “us,” “we,” “our,” and all similar expressions are references to Michaels Stores, Inc. and its consolidated wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Disclosure Regarding Forward-Looking Information

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, estimates, and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006. Specific examples of forward-looking statements include, but are not limited to, statements regarding our future cash dividend policy, forecasts of financial performance, capital expenditures, working capital requirements, and stock repurchases. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•	our ability to remain competitive in the areas of merchandise quality, price, breadth of selection, customer service, and convenience;

•	our ability to anticipate and/or react to changes in customer demand and preferences for products and supplies used in creative activities and the related potential impact to merchandise inventories in categories that represent a significant portion of our business;

•	changes in consumer confidence resulting in a reduction in consumer spending on items perceived to be discretionary;

•	unexpected consumer responses to our promotional programs;

•	unusual weather conditions;

•	the execution and management of our store growth, including new concepts, the impact of new competitor stores in locations near our existing stores, and the availability of acceptable real estate locations for new store openings;

•	the effective optimization and maintenance of our perpetual inventory and automated replenishment systems and related impacts to inventory levels;

•	the identification and implementation of enhancements to our supply chain to enable us to distribute additional SKUs through our distribution centers;

•	delays in the receipt of merchandise ordered from suppliers due to vendor payment delays associated with recently implemented systems or delays in connection with either the manufacture or shipment of such merchandise;

•	transportation delays (including dock strikes and other work stoppages) and increases in transportation costs due to fuel surcharges and transportation regulations;

•	restrictive actions by foreign governments or changes in United States laws and regulations affecting imports or domestic distribution;

•	significant increases in inflation or commodity prices, such as petroleum, natural gas, electricity, steel, and paper, which may adversely affect our costs, including cost of merchandise;

•	significant increases in tariffs or duties levied on imports which may limit the a6vailability of certain merchandise from our foreign suppliers;

•	changes in political, economic, and social conditions;

•	significant fluctuations in exchange rates;

•	financial difficulties of any of our key vendors, suppliers, or insurance providers;

•	the design and implementation of new management information systems as well as the maintenance and enhancement of existing systems, particularly in light of our continued store growth and the addition of new concepts;

•	our ability to maintain the security of electronic and other confidential information;

•	our ability to maintain effective internal controls over our newly implemented financial reporting system;

•	our ability to comply with the terms and restrictions of our Credit Agreement;

•	our exploration of strategic alternatives;

•	our ability to attract and retain qualified personnel to successfully execute our operating plans;

•	the seasonality of the retail business; and

•	other factors as set forth in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006, particularly in “Critical Accounting Policies and Estimates” and “Risk Factors,” and in our other Securities and Exchange Commission filings.

We intend these forward-looking statements to speak only as of the time of filing this Quarterly Report on Form 10-Q and do not undertake to update or revise them as more information becomes available.

General

All references herein to “fiscal 2006” relate to the 53 weeks ending February 3, 2007 and all references to “fiscal 2005” relate to the 52 weeks ended January 28, 2006. In addition, all references herein to “the first quarter of fiscal 2006” relate to the 13 weeks ended April 29, 2006 and all references to “the first quarter of fiscal 2005” relate to the 13 weeks ended April 30, 2005.

The following table sets forth certain of our unaudited operating data:

	Quarter Ended
	April 29,	April 30,
	2006	2005

Michaels stores:
Retail stores open at beginning of period	885	844
Retail stores opened during the period	17	14
Retail stores opened (relocations) during the period	3	8
Retail stores closed during the period	(3)	(1)
Retail stores closed (relocations) during the period	(3)	(8)

Retail stores open at end of period	899	857

Aaron Brothers stores:
Retail stores open at beginning of period	166	164
Retail stores opened during the period	—	1
Retail stores closed during the period	(1)	—

Retail stores open at end of period	165	165

Recollections stores:
Retail stores open at beginning of period	11	8
Retail stores opened during the period	—	1

Retail stores open at end of period	11	9

	Quarter Ended
	April 29,	April 30,
	2006	2005

Star Decorators Wholesale stores:
Wholesale stores open at beginning of period	4	3
Wholesale stores opened during the period	—	1

Wholesale stores open at end of period	4	4

Total store count at end of period	1,079	1,035

Other operating data:
Average inventory per Michaels store(1)	$821	$909
Comparable store sales (decrease) increase(2)	(3.0)%	7.8%

(1)	Average inventory per Michaels store calculation excludes our Aaron Brothers, Recollections, and Star Decorators Wholesale stores.

(2)	Comparable store sales (decrease) increase represents the increase or decrease in net sales for stores open the same number of months in the indicated period and the comparable period of the previous year, including stores that were relocated or expanded during either period. A store is deemed to become comparable in its 14th month of operation in order to eliminate grand opening sales distortions. A store temporarily closed more than 2 weeks due to a catastrophic event is not considered comparable during the month it closed. If a store is closed longer than 2 weeks but less than 2 months, it becomes comparable in the month in which it reopens, subject to a mid-month convention. A store closed longer than 2 months becomes comparable in its 14th month of operation after its reopening.

Results of Operations

The following table sets forth the percentage relationship to net sales of each line item of our unaudited consolidated statements of income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes, contained herein.

	Quarter Ended
	April 29,	April 30,
	2006	2005

Net sales	100.0%	100.0%
Cost of sales and occupancy expense	61.5	61.3

Gross profit	38.5	38.7
Selling, general, and administrative expense	29.0	27.8
Store pre-opening costs	0.2	0.3

Operating income	9.3	10.6
Interest expense	0.0	0.6
Other (income) and expense, net	(0.8)	(0.3)

Income before income taxes and cumulative effect of accounting change	10.1	10.3
Provision for income taxes	3.8	3.9

Income before cumulative effect of accounting change	6.3	6.4
Cumulative effect of accounting change, net of income tax	—	10.8

Net income	6.3%	(4.4)%

Quarter Ended April 29, 2006 Compared to the Quarter Ended April 30, 2006

Net Sales—Net sales for the first quarter of fiscal 2006 increased $11.5 million, or 1.4%, over the first quarter of fiscal 2006. At the end of the first quarter of fiscal 2006, we operated 899 Michaels, 165 Aaron Brothers, 11 Recollections, and four Star Decorators Wholesale stores. The results for the first quarter of fiscal 2006 include sales from 49 Michaels, one Aaron Brothers, and two Recollections stores that were opened during the 12-month period ended April 29, 2006, more than offsetting lost sales from the closure of seven Michaels and one Aaron Brothers store during the same period. Sales at our new stores (net of closures) opened since the first quarter of fiscal 2005 provided incremental revenue of $36.0 million, which was partially offset by a comparable store sales decline of 3.0%, or $24.5 million.

Comparable store sales decreased 3.0% in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005, reflecting a decrease in customer transactions of 5.0%, partially offset by increases in the average ticket of 1.6% and custom framing deliveries of 0.4%. A favorable currency translation, due to the stronger Canadian dollar, contributed approximately 0.4% to the average ticket increase for the quarter. Comparable sales were negatively impacted by a 38% decline in comparable sales of Yarn, an increase in business disruption relative to the first quarter of fiscal 2005 due to earlier merchandising resets, and an overall reduction in store level inventory, particularly in discontinued and clearance products. Our strongest domestic departmental performances came in General Crafts, primarily due to Jewelry and Beads, Custom Floral, Apparel Crafts, and Kids Crafts. Our ability to generate comparable store sales increases is dependent, in part, on our ability to continue to maintain store in-stock positions on the top-selling items, to properly allocate merchandise to our stores, to effectively execute our pricing and sales promotion efforts, to anticipate customer demand and trends in the arts and crafts industry, and to respond to competitors’ activities.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $8.8 million primarily due to a 4.3% increase in the number of stores operated in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005, as well as an increase in certain occupancy expenses.

Cost of sales and occupancy expense, as a percentage of net sales, increased approximately 20 basis points in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. This increase was primarily a result of occupancy expense de-leverage of approximately 50 basis points on negative comparable store sales and incremental costs of our store remodel program. Merchandise margins expanded approximately 30 basis points primarily due to higher margin rates of regular and promotional merchandise and improved sourcing.

Selling, General, and Administrative Expense—Selling, general, and administrative expense was $241.7 million, or 29.0% of net sales, in the first quarter of fiscal 2006 compared to $227.9 million, or 27.8% of net sales, in the first quarter of fiscal 2005. The expense increase was primarily due to an increase in the number of stores we operated compared to last year, in particular store operating expenses, totaling approximately $8.6 million of the overall $13.8 million increase.

As a percentage of net sales, selling, general, and administrative expense increased approximately 120 basis points, with an increase in store operating expenses generating approximately 70 basis points of the increase and the remaining 50 basis points attributable to post-employment benefits for our former CEO and costs related to our exploration of a strategic alternative to enhance shareholder value. The increase in store operating expenses was primarily caused by the de-leveraging of store payroll associated with our comparable store sales decline of 3.0%.

In addition, should a change in control occur, we will accelerate the recognition of any unrecognized compensation cost related to the accelerated vesting of share-based compensation awards. As of April 29, 2006, unrecognized compensation cost for all awards totaled approximately $33.7 million. We may also adjust our estimated rate of forfeitures with respect to those awards should we conclude that a potential change in control will cause our actual forfeiture estimate to be materially different than our current estimate. Should we adjust our estimated forfeiture rate to a level lower than the current rate, the cumulative effect of applying the change in estimate retrospectively is recognized in the period of change. Such a change may materially increase our share-based compensation costs in the period of change.

Operating Income—As a result of the above, operating income decreased from $87.2 million, or 10.6% of sales, in the first quarter of fiscal 2005 to $77.3 million, or 9.3% of sales, in the first quarter of fiscal 2006.

Interest Expense—Interest expense decreased from $5.1 million in the first quarter of fiscal 2005 to $172,000 during the first quarter of fiscal 2006. During the second quarter of fiscal 2006, we redeemed our 9 1/4% Senior Notes, and, as a result of the early redemption, we no longer incur interest expense in connection with the Senior Notes.

Other Income—Other income increased from $2.7 million in the first quarter of fiscal 2005 to $7.2 million during the first quarter of fiscal 2006. This increase was primarily due to a $3.0 million gain due to the favorable resolution of a civil lawsuit and higher interest rates associated with our invested cash balances.

Provision for Income Taxes—The effective tax rate was 37.75% for the first quarter of fiscal 2006 and 38.0% for the first quarter of fiscal 2005.

Cumulative Effect of Accounting Change—In fiscal 2005, we changed our method of accounting for merchandise inventories from a retail inventory method to the weighted average cost method. As a result, we recorded a non-cash charge of $88.5 million, net of income tax, or $0.64 per diluted share, in the first quarter of fiscal 2005 for the cumulative effect of accounting change on fiscal years prior to fiscal 2005.

Net Income—As a result of the above, net income for the first quarter of fiscal 2006 increased from a net loss of $35.9 million, or $(0.26) per diluted share, in the first quarter of fiscal 2005 to net income of $52.5 million, or $0.39 per diluted share, after the cumulative effect of accounting change. Income before the cumulative effect of the accounting change decreased slightly from $52.6 million in the first quarter of fiscal 2005, or $0.38 per diluted share, to $52.5 million in the first quarter of fiscal 2006, or $0.39 per diluted share.

Liquidity and Capital Resources

Our cash and equivalents decreased $10.6 million, or 2.3%, from $452.4 million at the end of fiscal 2005 to $441.8 million at the end of the first quarter of fiscal 2006. Compared to the end of the first quarter of fiscal 2005, cash and equivalents decreased $116.7 million, or 20.9%, primarily because of our early redemption of the Senior Notes and the repurchases of our Common Stock, partially offset by our net income before the cumulative effect of the accounting change.

We require cash principally for day-to-day operations and to finance capital investments, inventory for new stores, inventory replenishment for existing stores, and seasonal working capital needs. In recent years, we have financed our operations, new store openings, Common Stock repurchases, dividend payments, and other capital investments with cash from operations and proceeds from stock option exercises. We expect that our available cash, cash flow generated from operating activities, and funds available under our Credit Agreement will be sufficient to fund planned capital expenditures, working capital requirements, future growth, and any anticipated dividend payments and stock repurchases for the foreseeable future.

Cash Flow from Operating Activities

Cash flow provided by operating activities during the first three months of fiscal 2006 was $106.5 million compared to $49.4 million during the first three months of fiscal 2005. The $57.1 million increase in cash provided by operating activities was primarily due to a reduction in merchandise inventories, net of accounts payable. The working capital leverage we experienced with respect to inventories and accounts payable during the first three months of fiscal 2006 may not be indicative of full year results.

Inventories per Michaels store (including supporting distribution centers) decreased 9.7% from April 30, 2005 to April 29, 2006, with discontinued and clearance inventory per store down approximately 19%. Additionally, approximately 300 basis points of the 9.7% average inventory per store decrease was the result of the $23.9 million cumulative adjustment recorded in the fourth quarter of fiscal 2005 based on certain refinements we made to our calculation for deferring costs related to preparing inventory for sale and for vendor allowance recognition. We now anticipate average inventory per Michaels store at the end of fiscal 2006 compared to the end of fiscal 2005 to decrease approximately 3%.

Cash Flow used in Investing Activities

Cash flow used in investing activities was primarily the result of the following capital expenditure activities:

	Three Months Ended
	April 29,	April, 30
	2006(1)	2005(2)
	(In thousands)

New and relocated stores and stores not yet opened	$8,590	$13,597
Existing stores	15,159	5,766
Distribution system expansion	3,815	904
Information systems	10,343	6,266
Corporate and other	1,013	955

	$38,920	$27,488

(1)	In the first quarter of fiscal 2006, we incurred capital expenditures related to the opening of 17 Michaels stores and the relocation of three Michaels stores. Capital expenditures for existing stores for the first quarter of fiscal 2006 increased $9.4 million over the first quarter of fiscal 2005 primarily due to incremental expenditures associated with our store standardization/remodel program.

(2)	In the first quarter of fiscal 2005, we incurred capital expenditures related to the opening of 14 Michaels, one Aaron Brothers, one Recollections, and one Star Decorators Wholesale store, and the relocation of eight Michaels stores.

During the first quarter of fiscal 2005, we liquidated our investment in a Massachusetts business trust for proceeds of approximately $50.6 million, which was classified as a short-term investment for the fiscal year ended January 29, 2005.

Cash Flow used in Financing Activities

Proceeds from the exercise of outstanding stock options have historically served as a source of cash flow for us. Proceeds from the exercise of stock options were $14.9 million in the first quarter of fiscal 2006 and $13.3 million in the first quarter of fiscal 2005.

Cash used for repurchases of our Common Stock increased $13.8 million from $52.4 million in the first quarter of fiscal 2005 to $66.2 million in the first quarter of fiscal 2006. The following table sets forth information regarding our Common Stock repurchase plans as of April 29, 2006:

	Shares		Shares
	Authorized for	Shares	Available for
	Repurchase	Repurchased	Repurchase

December 5, 2000 repurchase plan (variable portion)	72,510	(72,509)	1	(1)
December 6, 2005 repurchase plan	5,000,000	(2,428,688)	2,571,312	(2)

	5,072,510	(2,501,197)	2,571,313

(1)	Our Board of Directors provided that proceeds of the exercise of options under our 2001 General Stock Option Plan may be used to repurchase shares under the 2000 repurchase plan and that the maximum number of shares authorized to be repurchased under the 2000 repurchase plan may be increased to the extent necessary to so use the proceeds from such option exercises. In fiscal years 2005 and 2004, we repurchased and subsequently retired 17,958 shares and 54,551 shares of our Common Stock, respectively, at average prices of $40.93 and $27.03 per share, respectively, using proceeds from exercises of stock options granted under the 2001 General Stock Option plan.

(2)	In the first quarter of fiscal 2006, we repurchased approximately 1.9 million shares of our Common Stock authorized to be repurchased under the December 2005 repurchase plan at an average price of $34.26 per share and, as a result, we had approximately 2.6 million shares available for repurchase under the plan as of April 29, 2006. We hold the repurchased shares as Treasury Stock.

We anticipate that we will continue to repurchase shares of our Common Stock during the remainder of fiscal 2006, until such time we may be restricted pending any developments in our exploration of strategic alternatives. We may also be restricted by regulations of the Securities and Exchange Commission from making future repurchases during certain time periods.

We paid dividends of $0.20 per share and $0.14 per share during the quarters ended April 29, 2006 and April 30, 2005, respectively. During each quarter, we paid the current quarter’s dividend declaration as well as the previous quarter’s dividend declaration.

Debt

In fiscal 2001, we issued $200 million in principal amount of 9 1/4% Senior Notes due July 1, 2009, which were unsecured and interest thereon was payable semi-annually on each January 1 and July 1. On July 1, 2005, we redeemed the Senior Notes at a price of $1,046.25 per $1,000 of principal amount. This early redemption resulted in a pre-tax charge of $12.1 million in the second quarter of fiscal 2005, which represents a combination of a $9.3 million call premium and $2.8 million of unamortized costs associated with the Senior Notes, which was recorded as interest expense.

On November 18, 2005, we entered into a new five-year, $300 million senior unsecured credit facility with Bank of America, N.A. and other lenders. The $300 million Credit Agreement replaced our existing $200 million revolving credit facility with Fleet National Bank and the other lenders, which we terminated immediately prior to entering into our $300 million Credit Agreement. We were in compliance with all terms and conditions of our $200 million credit agreement through the termination date, and we did not incur any early termination penalties in connection with its termination. No borrowings were outstanding under our $200 million credit agreement at any time during fiscal 2005.

Our $300 million Credit Agreement provides for a committed line of credit of $300 million (with a provision for an increase, at our option on stated conditions, of up to a total of $400 million), a $250 million sublimit on the issuance of letters of credit, and a $25 million sublimit for borrowings in Euro, Sterling, Yen, Canadian Dollars, and other approved currencies. We may use borrowings under our $300 million Credit Agreement for working capital and other general corporate purposes, including stock repurchases and permitted acquisitions. Our $300 million Credit Agreement limits our ability to, among other things, create liens, engage in mergers, consolidations and certain other transactions, and requires us to adhere to certain consolidated financial covenants. Our obligations under our $300 million Credit Agreement are guaranteed by Michaels Stores Procurement Company, Inc., our wholly-owned subsidiary, and such other of our subsidiaries as may be necessary to cause the assets owned by us and our subsidiary guarantors to be 85% of our consolidated total assets. Borrowings available under our $300 million Credit Agreement will be reduced by the aggregate amount of letters of credit outstanding, which was $13.7 million as of April 29, 2006. We had no outstanding borrowings under our $300 million Credit Agreement as of January 28, 2006 or April 29, 2006.

Recent Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The statement applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless it is impracticable to do so. The statement requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. We adopted SFAS No. 154 during the first quarter of fiscal 2006, which did not have a material impact on our consolidated results of operations, financial position, or cash flows.

Recent Events

On March 20, 2006, we announced that our Board of Directors had decided to begin a process to explore strategic alternatives to enhance shareholder value including, but not limited to, a potential sale of Michaels. We retained JPMorgan as a financial advisor in this process, which we said probably would take a number of months. Among the strategic alternatives that may be considered would be a possible sale, recapitalization or similar transaction. The Board has appointed a special advisory committee, with the full power and authority of the Board to consider, evaluate, and negotiate with any third parties the terms of any such transaction and to recommend to our Board that it approve or reject, and, if approved, that the Board recommend to our shareholders any such transaction. The members of the special advisory committee are Cece Smith (Chairman), Richard E. Hanlon, Richard C. Marcus, and Liz Minyard, each of whom is an independent director. The special advisory committee has retained the firm of Wachtell, Lipton, Rosen & Katz as its independent counsel to advise it in this matter.

There can be no assurance that a transaction will result from this exploration of strategic alternatives, and we do not intend to disclose developments regarding this exploration unless and until a specific transaction has been approved.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We typically invest cash balances in excess of operating requirements primarily in money market mutual funds and short-term interest-bearing securities, generally with maturities of 90 days or less. Due to the short-term nature of our investments, the fair value of our cash and equivalents at April 29, 2006 approximated carrying value. We have market risk exposure arising from changes in interest rates. The interest rates on our new $300 million Credit Agreement will reprice frequently, at market rates, which will likely result in carrying amounts that approximate fair value. No borrowings were outstanding under our $300 million Credit Agreement as of April 29, 2006.

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

Change in Internal Control Over Financial Reporting

During the first quarter of fiscal 2006, we completed the implementation of a new financial reporting system. We believe the conversion to and implementation of this new system further strengthened our existing internal control over financial reporting by automating certain processes and activities and enhancing certain business processes.

Other than the change described above, there has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the SEC under the Securities Exchange Act of 1934) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 9, 2006, Feivel Gottlieb and on June 12, 2006 Roberta Schuman each filed purported stockholder derivative actions, which are pending in the 191st and the 14th District Courts for Dallas County, Texas, respectively. The lawsuits name our Chairman of the Board and Vice Chairman of the Board, both in their capacities as officers of Michaels and as directors, and all of Michaels’ other current directors as individual defendants and Michaels as a nominal defendant. The plaintiffs assert claims against the individual defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment in connection with the granting of stock options by Michaels between 1990 and October 2001 and seek, among other relief, an indeterminate amount of damages from the individual defendants and injunctive relief against Michaels with regard to various corporate governance matters. All of these claims are asserted derivatively on behalf of Michaels. Prior to the filing of these derivative actions, Michaels announced that its Audit Committee (assisted by independent legal counsel and outside accounting experts) had commenced an internal review into Michaels’ historical stock option practices, including a review of Michaels’ underlying option grant documentation and procedures and related accounting. The Audit Committee has not reached any final conclusions as the internal review is not complete and is continuing. See “— Internal Review of Stock Option Practices” below.

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

Governmental Inquiries and Related Matters

In early 2005, the District Attorney’s office of the County of New York and the SEC opened inquiries concerning non-U.S. trusts that directly or indirectly hold and have held shares of Michaels Common Stock and Common Stock options. The staff of a U.S. Senate subcommittee and a federal grand jury have requested information with respect to the same facts. We are cooperating in these inquiries and requests for information.

Certain of these trusts and corporate subsidiaries of the trusts acquired securities of Michaels in transactions directly or indirectly with Charles J. Wyly, Jr. and Sam Wyly, who are, respectively, Chairman and Vice Chairman of the Board of Directors, or with other Wyly family members. In addition, subsidiaries of certain of these trusts acquired securities directly from us in private placement transactions in 1996 and 1997 and upon the exercise of stock options transferred, directly or indirectly, to the trusts or their subsidiaries by Charles Wyly, Sam Wyly, or other Wyly family members.

We understand that Charles Wyly and Sam Wyly and/or certain of their family members are beneficiaries of irrevocable non-U.S. trusts. The 1996 and 1997 private placement sales by us of Michaels securities to subsidiaries of certain of these trusts were disclosed by us in filings with the SEC. The transfer by Charles Wyly and/or Sam Wyly (or by other Wyly family members or family-related entities) of Michaels securities to certain of these trusts and subsidiaries was also disclosed in filings with the SEC by us and/or by Charles Wyly and Sam Wyly. Based on information provided to us, our SEC filings did not report securities owned by the non-U.S. trusts or their corporate subsidiaries as beneficially owned by Charles Wyly and Sam Wyly prior to 2005.

Following the filing by Charles Wyly and Sam Wyly of an amended Schedule 13D with the SEC on April 8, 2005, stating that they may be deemed the beneficial owners of Michaels securities held directly or indirectly by the non-U.S. trusts, we disclosed in a press release that, as of March 31, 2005, under SEC Rule 13d-3, Charles Wyly may be deemed the owner of 6,045,818 shares, or 4.4% of our outstanding Common Stock, and Sam Wyly may be deemed the beneficial owner of 4,822,534 shares, or 3.5% of our outstanding Common Stock. In our 2005 and 2006 proxy statements, we included the securities held in the non-U.S. trusts or their separate subsidiaries, as reported by the Wylys, in the beneficial ownership table of our principal stockholders and management, with appropriate footnotes.

Charles Wyly and Sam Wyly have not reported purchases and sales of Michaels securities by the non-U.S. trusts and their subsidiaries in reports filed by them with the SEC under Section 16 of the Securities Exchange Act of 1934. In an April 2005 letter from their counsel, Charles Wyly and Sam Wyly undertook to file any additional required Section 16 reports and to pay us the amount of any Section 16 liability. Counsel for Michaels and counsel for the Wylys have exchanged factual information and engaged in discussions of legal issues.

Charles Wyly and Sam Wyly have not filed additional or amended Section 16 reports with respect to the transactions in question. Charles Wyly and Sam Wyly have made a proposal to settle the issue, without admitting or denying that they have or had, for Section 16 purposes, beneficial ownership of Michaels securities that are or were held by the non-U.S. trusts or their subsidiaries.

On March 15, 2006, the Board of Directors appointed a special committee of the Board to investigate and make decisions on behalf of Michaels with respect to the potential Section 16 liability issue. The members of the special committee are Richard C. Marcus (Chairman), Cece Smith and Liz Minyard, all independent Board members. The special committee has the full authority of the Board to make all decisions with respect to the potential Section 16 issues, including the authority to approve or reject the proposed settlement, to negotiate the terms of any settlement, and, if there is no agreed settlement, to take all other actions it deems necessary or appropriate to resolve the potential Section 16 liability issues other than pursuant to an agreed settlement. The Board of Directors has also given the special committee the full authority of the Board to make decisions for Michaels relating to the new allegations in the Fathergill derivative suit, described above under Derivative Claims, including investigating the new allegations and determining what actions Michaels should take concerning those allegations. In addition, the Board has given the special committee authority to investigate and respond to the governmental inquiries, described above, but reserving to the full Board the authority to decide upon proposed actions or decisions concerning the pursuit, compromise or ultimate resolution of any claim or dispute with respect to those governmental inquiries. The special committee has retained the firm of Debevoise & Plimpton LLP as its independent counsel to advise it in these matters.

Internal Review of Stock Option Practices

The Company’s Audit Committee has initiated an internal review on a proactive basis into the Company’s historical stock option practices, including a review of the Company’s underlying option grant documentation and procedures and related accounting. In accordance with New York Stock Exchange requirements, the Audit Committee is composed solely of independent directors. The Audit Committee’s internal review is being conducted with the assistance of independent legal counsel and outside accounting experts. The Company’s independent registered public accounting firm has been informed about the internal review. The Company has also voluntarily reported the commencement of this review to the Securities and Exchange Commission.

The internal review is focused principally on the period from 1990 to 2001. Since October 2001, the Company has followed a process of utilizing pre-determined effective grant dates and generally pre-determined grant levels for its stock option program. Stock option grants from October 2001 to the present have consistently followed this process.

Prior to October 2001, the Company granted stock options principally utilizing a process in which an authorized committee of the Board would approve stock option grants from time to time through unanimous written consent resolutions with specified effective dates that generally preceded the date on which the consents were fully executed by members of the applicable committee.

The Company has historically considered the effective date specified in the written consents by the applicable committee as the accounting measurement date for determining stock-based compensation expense under APB No. 25, Accounting for Stock Issued to Employees. For the period under review, based on preliminary findings, the Company presently believes that, with respect to certain non-routine grants, the measurement date may differ from the measurement date used in its accounting prior to 2001. Based on the Company’s current analysis, non-cash compensation cost could potentially be recorded in an amount up to approximately $60 million, which relates to periods prior to fiscal 2001. Therefore, the amounts do not affect results of operations or the statement of cash flows in any period presented in the Company’s Annual Report on Form 10-K for fiscal 2005. The Company expects the effect, if any, on its financial position in each of the years presented in the fiscal 2005 Form 10-K, would be a reclassification of any unrecorded non-cash compensation cost between retained earnings and accumulated paid in capital, with no impact on total stockholders’ equity. Based on the Company’s current analysis, any potential misstatement of the Company’s financial statements presented in its fiscal 2005 Form 10-K is not considered material.

As the Audit Committee’s review is not complete and is ongoing as of the date of this filing, additional information may become available which could cause the current estimate of potential unrecorded compensation to change materially. Once the review is complete, the Company will make a final determination as to what, if any, estimated unrecorded stock-based compensation cost should be recorded in the Company’s financial statements. However, based on its current analysis and estimates, the Company does not believe a restatement of prior period financial statements will be required.

The Company is also evaluating whether previously deducted compensation related to exercised stock options might be non-deductible under Section 162(m) of the Internal Revenue Code, which could result in additional taxes and interest related to the prior deductions. The Company currently believes that the amount of lost tax deductions, if any, previously claimed would not be material to results of operations, cash flow, or the Company’s financial position, but has not finalized its assessment of this matter.

Two derivative lawsuits have been filed against the directors and certain officers of Michaels relating to the Company’s historical stock option procedures. See “— Derivative Claims” above.

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

On December 5, 2000, our Board of Directors authorized the repurchase of up to 4.0 million shares of our outstanding Common Stock. By later resolutions, our Board of Directors provided that proceeds of the exercise of options under our 2001 General Stock Option Plan may be used to repurchase shares under the 2000 repurchase plan and that the maximum number of shares authorized to be repurchased under the 2000 repurchase plan may be increased to the extent necessary to so use the proceeds from such option exercises. On June 16, 2005, in connection with the adoption of our 2005 Incentive Compensation Plan, we permanently ceased granting options under the 2001 General Stock Option Plan. As of April 29, 2006, options to purchase 875,000 shares of Common Stock remained outstanding pursuant to prior grants under the 2001 General Stock Option Plan.

On December 6, 2005, our Board of Directors authorized the repurchase of up to 5.0 million shares of our outstanding Common Stock.

The following table sets forth our repurchases of Common Stock for each fiscal month in the first quarter of fiscal 2006.

Issuer Purchases of Equity Securities

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares That
			Part of Publicly	May Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans
	Purchased(1)	per Share	Programs(1)	or Programs(2)

January 29, 2006 through February 25, 2006	647,700	31.95	647,700	3,855,113
February 26, 2006 through April 1, 2006	484,400	32.48	484,400	3,370,713
April 2, 2006 through April 29, 2006	799,400	37.22	799,400	2,571,313

Total	1,931,500	$34.26	1,931,500	2,571,313

(1)	Shares repurchased during the first quarter were under the December 6, 2005 repurchase plan and are held as Treasury shares.

(2)	As of January 28, 2006, we had used the entire fixed portion of the authority originally provided in the 2000 repurchase plan. No repurchases from proceeds of stock option exercises under the 2001 General Stock Option Plan were made in the first quarter of fiscal 2006 since there were no additional options exercised under the 2001 General Stock Option Plan during that quarter. As of April 29, 2006, we had 2,571,312 shares available for repurchase under the December 6, 2005 repurchase plan.

Item 6.	Exhibits.

(a) Exhibits:

Exhibit
Number	Description of Exhibit

10.1	Forms of Award Agreements under the Registrant’s 2005 Incentive Compensation Plan (filed herewith).

10.2	Form of Change in Control Severance Agreement (filed herewith).

10.3	Change in Control Retention Bonus Plan (filed herewith).

10.4	Fiscal Year 2006 Bonus Plan Enhancement (filed herewith).

31.1	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Gregory A. Sandfort pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

MICHAELS STORES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAELS STORES, INC.

By:	/s/ Jeffrey N. Boyer
Jeffrey N. Boyer
President and Chief Financial Officer
(Principal Financial Officer)

Dated:  June 13, 2006

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

10.1	Forms of Award Agreements under the Registrant’s 2005 Incentive Compensation Plan (filed herewith).

10.2	Form of Change in Control Severance Agreement (filed herewith).

10.3	Change in Control Retention Bonus Plan (filed herewith).

10.4	Fiscal Year 2006 Bonus Plan Enhancement (filed herewith).

31.1	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Gregory A. Sandfort pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).