Form 10-Q
period 2006-07-29
MICHAELS STORES INC
filed 2006-09-07
CIK 740670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2006
OR
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Shares Outstanding as of
Title	September 5, 2006

Common Stock, par value $.10 per share	133,326,492

MICHAELS STORES, INC.
FORM 10-Q

MICHAELS STORES, INC.
Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

(Unaudited)

	July 29,	January 28,	July 30,
	2006	2006	2005

ASSETS
Current assets:
Cash and equivalents	$379,320	$452,449	$182,909
Merchandise inventories	874,286	784,032	944,572
Prepaid expenses and other	46,594	44,042	39,010
Deferred and prepaid income taxes	56,863	34,125	113,936

Total current assets	1,357,063	1,314,648	1,280,427

Property and equipment, at cost	1,073,595	1,011,201	963,201
Less accumulated depreciation	(636,349)	(586,382)	(544,714)

	437,246	424,819	418,487

Goodwill	115,839	115,839	115,839
Other assets	22,929	20,249	18,687

	138,768	136,088	134,526

Total assets	$1,933,077	$1,875,555	$1,833,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$272,886	$193,595	$248,645
Accrued liabilities and other	249,691	282,499	232,385
Income taxes payable	—	20,672	—

Total current liabilities	522,577	496,766	481,030

Deferred income taxes	—	2,803	22,747
Other long-term liabilities	89,173	88,637	86,898

Total long-term liabilities	89,173	91,440	109,645

	611,750	588,206	590,675

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.10 par value, 2,000,000 shares authorized; none issued	—	—	—
Common Stock, $0.10 par value, 350,000,000 shares authorized; 135,906,124 shares issued and 133,139,724 shares outstanding at July 29, 2006, 133,821,417 shares issued and 132,986,517 shares outstanding at January 28, 2006, and 135,827,039 shares issued and outstanding at July 30, 2005	13,591	13,382	13,583
Additional paid-in capital	442,676	386,627	435,625
Retained earnings	951,354	907,773	784,169
Treasury Stock (2,766,400 shares at July 29, 2006, 834,900 shares at January 28, 2006, and none at July 30, 2005)	(94,127)	(27,944)	—
Accumulated other comprehensive income	7,833	7,511	9,388

Total stockholders’ equity	1,321,327	1,287,349	1,242,765

Total liabilities and stockholders’ equity	$1,933,077	$1,875,555	$1,833,440

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

(Unaudited)

	Quarter Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005

Net sales	$768,264	$745,493	$1,600,745	$1,566,509
Cost of sales and occupancy expense	495,010	481,263	1,007,051	984,467

Gross profit	273,254	264,230	593,694	582,042
Selling, general, and administrative expense	242,180	223,104	483,916	450,998
Store pre-opening costs	1,521	1,455	2,958	4,194

Operating income	29,553	39,671	106,820	126,850
Interest expense	252	15,500	424	20,589
Other (income) and expense, net	(3,329)	(2,370)	(10,491)	(5,050)

Income before income taxes and cumulative effect of accounting change	32,630	26,541	116,887	111,311
Provision for income taxes	12,318	10,080	44,125	42,296

Income before cumulative effect of accounting change	20,312	16,461	72,762	69,015
Cumulative effect of accounting change, net of income tax of $54.2 million	—	—	—	88,488

Net income (loss)	$20,312	$16,461	$72,762	$(19,473)

Basic earnings (loss) per common share:
Income before cumulative effect of accounting change	$0.15	$0.12	$0.55	$0.51
Cumulative effect of accounting change, net of income tax	—	—	—	(0.65)

Net income (loss)	$0.15	$0.12	$0.55	$(0.14)

Diluted earnings (loss) per common share:
Income before cumulative effect of accounting change	$0.15	$0.12	$0.54	$0.50
Cumulative effect of accounting change, net of income tax	—	—	—	(0.64)

Net income (loss)	$0.15	$0.12	$0.54	$(0.14)

Dividends declared per common share	$0.12	$0.10	$0.22	$0.17

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Six Months Ended
	July 29,	July 30,
	2006	2005

Operating activities:
Net income (loss)	$72,762	$(19,473)
Adjustments:
Depreciation	56,433	48,085
Amortization	187	194
Share-based compensation	10,867	10,646
Tax benefits from stock options exercised	(16,065)	(16,794)
Non-cash charge for the cumulative effect of accounting change	—	142,723
Loss from early extinguishment of debt	—	12,133
Other	168	325
Changes in assets and liabilities:
Merchandise inventories	(90,027)	(151,050)
Prepaid expenses and other	(2,991)	(12,397)
Deferred income taxes and other	(6,190)	(8,899)
Accounts payable	50,560	(7,621)
Accrued liabilities and other	(8,707)	4,125
Income taxes payable	(27,329)	(88,035)
Other long-term liabilities	1,845	11,584

Net cash provided by (used in) operating activities	41,513	(74,454)

Investing activities:
Additions to property and equipment	(69,549)	(60,510)
Purchases of short-term investments	—	(226)
Sales of short-term investments	—	50,605
Net proceeds from sales of property and equipment	8	—

Net cash used in investing activities	(69,541)	(10,131)

Financing activities:
Repayment of Senior Notes	—	(209,250)
Cash dividends paid to stockholders	(26,625)	(32,670)
Repurchase of Common Stock	(66,182)	(71,197)
Proceeds from stock options exercised	27,870	25,787
Tax benefits from stock options exercised	16,065	16,794
Proceeds from issuance of Common Stock and other	1,791	2,178
Change in cash overdraft	1,980	—

Net cash used in financing activities	(45,101)	(268,358)

Net decrease in cash and equivalents	(73,129)	(352,943)
Cash and equivalents at beginning of period	452,449	535,852

Cash and equivalents at end of period	$379,320	$182,909

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended July 29, 2006

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other items, as disclosed) considered necessary for a fair presentation have been included. Because of the seasonal nature of our business, the results of operations for the quarter ended July 29, 2006 are not indicative of the results to be expected for the entire year.

The balance sheet at January 28, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

All references herein to “fiscal 2006” relate to the 53 weeks ending February 3, 2007 and all references to “fiscal 2005” relate to the 52 weeks ended January 28, 2006. In addition, all references herein to “the second quarter of fiscal 2006” and “the first six months of 2006” relate to the 13 weeks and 26 weeks ended July 29, 2006, respectively, and all references to “the second quarter of fiscal 2005” and “the first six months of 2005” relate to the 13 weeks and 26 weeks ended July 30, 2005, respectively.

Amounts as of and for the three and six months ended July 30, 2005 were restated to reflect weighted average cost accounting for inventory and the impact of expensing stock options under Statement of Financial Accounting Standards No. 123(R). The changes to our accounting policies are more fully described in Note 2 to these financial statements.

Certain prior period amounts were reclassified to conform to current year presentation.

Note 2.	Changes in Accounting

As more fully described in our fiscal 2005 Annual Report on Form 10-K, we changed our method of accounting for merchandise inventories from a retail inventory method to the weighted average cost method in the fourth quarter of fiscal 2005, effective as of the beginning of that fiscal year. We also adopted SFAS No. 123(R), Share-Based Payment, during the fourth quarter of fiscal 2005 using the modified retrospective transition method from the beginning of fiscal 2005. As a result of these accounting changes, certain items on our consolidated balance sheets and statements of cash flows for the second quarter of fiscal 2005 are not comparable to previously reported amounts on our Form 10-Q, although total cash flows did not change as a result of these changes in accounting. We presented the effects on the income statement of adopting these policies in our fiscal 2005 Annual Report on Form 10-K.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Six Months Ended July 29, 2006
(Unaudited)

Note 2.	Changes in Accounting (Continued)

The following table reconciles the line items in our consolidated balance sheets and statements of cash flows from the previously reported amounts to the restated amounts:

	As Previously	WAC	SFAS No. 123(R)	As
	Reported	Adjustments	Adjustments	Restated

Quarter Ended July 30, 2005
Balance Sheet
Merchandise inventories	$1,090,239	$(145,690)	$23	$944,572
Deferred and prepaid income taxes	58,580	55,356	—	113,936
Other assets	18,765	—	(78)	18,687
Deferred income taxes	26,848	—	(4,101)	22,747
Additional paid-in-capital	425,002	—	10,623	435,625
Retained earnings	880,990	(90,221)	(6,600)	784,169
Accumulated other comprehensive income	9,478	(90)	—	9,388
Six Months Ended July 30, 2005
Statement of Cash Flows
Net income	77,348	(90,221)	(6,600)	(19,473)
Share-based compensation expense	—	—	10,646	10,646
Non-cash charge for the cumulative effect of accounting change	—	142,723	—	142,723
Merchandise inventories	(153,844)	2,794	—	(151,050)
Deferred income taxes and other	(4,853)	—	(4,046)	(8,899)
Income taxes payable	(32,737)	(55,298)	—	(88,035)
Tax benefits from stock options exercised (a reclassification from operating activities to financing activities)	—	—	(16,794)	(16,794)

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Six Months Ended July 29, 2006
(Unaudited)

Note 3.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Quarter Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
	(In thousands, except per share data)

Numerator:
Income before cumulative effect of accounting change	$20,312	$16,461	$72,762	$69,015
Cumulative effect of accounting change, net of income tax	—	—	—	88,488

Net income (loss)	$20,312	$16,461	$72,762	$(19,473)

Denominator:
Denominator for basic earnings per common share—weighted average shares	132,295	135,774	132,346	135,896
Effect of dilutive securities:
Employee stock options	2,236	2,634	2,104	2,563

Denominator for diluted earnings per common share—weighted average shares adjusted for dilutive securities	134,531	138,408	134,450	138,459

Basic earnings (loss) per common share:
Income before cumulative effect of accounting change	$0.15	$0.12	$0.55	$0.51
Cumulative effect of accounting change, net of income tax	—	—	—	(0.65)

Net income (loss)	$0.15	0.12	0.55	(0.14)

Diluted earnings (loss) per common share:
Income before cumulative effect of accounting change	$0.15	$0.12	$0.54	$0.50
Cumulative effect of accounting change, net of income tax	—	—	—	(0.64)

Net income (loss)	$0.15	$0.12	$0.54	$(0.14)

We did not repurchase any shares of our Common Stock during the second quarter of fiscal 2006. Our repurchase of 457,900 shares of our Common Stock in the second quarter of fiscal 2005 reduced the number of weighted average shares outstanding by 21,000 for the three months ended July 30, 2005. Our purchase of 1.9 million shares of our Common Stock, during the first six months of each of fiscal 2006 and 2005 reduced our number of weighted average shares outstanding by 1.4 million and 867,000 for the six months ended July 29, 2006 and July 30, 2005, respectively.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Six Months Ended July 29, 2006
(Unaudited)

Note 4.	Share-Based Compensation

Our Compensation Committee administers option and awards plans. On April 21, 2006, our Compensation Committee approved amendments to the award agreements under the 1997 Stock Option Plan and the 2005 Incentive Compensation Plan to add a provision that would accelerate the vesting of awards under those Plans upon a change in control of Michaels. Options issued under our 2001 General Stock Option Plan and 2001 Employee Stock Option Plan already contain an acceleration provision that triggers upon our entering into a change in control agreement. In accordance with the 2001 Plans, our Board of Directors has deferred the accelerated vesting of outstanding options issued under the 2001 Plan until the actual consummation of a change in control, thereby conforming the accelerated vesting of options under those plans to the accelerated vesting provision in the awards under the 1997 Stock Option Plan and the 2005 Incentive Compensation Plan. Should a change in control occur, we will accelerate the recognition of any unrecognized compensation cost related to outstanding awards. As of July 29, 2006, unrecognized compensation cost for all Plan awards totaled $28.2 million.

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

Our $300 million Credit Agreement provides for a committed line of credit of $300 million (with a provision for an increase, at our option on stated conditions, of up to a total of $400 million), a $250 million sub-limit on the issuance of letters of credit, and a $25 million sub-limit for borrowings in Euro, Sterling, Yen, Canadian Dollars, and other approved currencies. We may use borrowings under our $300 million Credit Agreement for working capital and other general corporate purposes, including stock repurchases and permitted acquisitions. Our $300 million Credit Agreement limits our ability to, among other things, create liens, engage in mergers, consolidations and certain other transactions, and requires us to adhere to certain consolidated financial covenants. Our obligations under our $300 million Credit Agreement are guaranteed by Michaels Stores Procurement Company, Inc., our wholly-owned subsidiary, and such other of our subsidiaries as may be necessary to cause the assets owned by us and our subsidiary guarantors to be 85% of our consolidated total assets. Borrowings available under our $300 million Credit Agreement will be reduced by the aggregate amount of letters of credit outstanding, which was $14.7 million as of July 29, 2006. We had no outstanding borrowings under our $300 million Credit Agreement as of January 28, 2006 or July 29, 2006.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Six Months Ended July 29, 2006
(Unaudited)

Note 6.	Comprehensive Income (Loss)

Our comprehensive income (loss) is as follows:

	Quarter Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
	(In thousands)

Net income (loss)	$20,312	$16,461	$72,762	$(19,473)
Other comprehensive income (loss):
Foreign currency translation adjustment and other	(289)	1,136	322	4,066

Comprehensive income (loss)	$20,023	$17,597	$73,084	$(15,407)

Note 7.	Commitments and Contingencies

Shareholder Claims

Fathergill Claim

On March 21, 2003, Julie Fathergill filed a purported stockholder derivative action, which is pending in the 192nd District Court for Dallas County, Texas. The lawsuit named certain former and current officers and directors, including all of Michaels’ current directors, as individual defendants and Michaels as a nominal defendant. The derivative action related to actions prior to our announcement on November 7, 2002, that we had revised our outlook for the fourth fiscal quarter of 2002, adjusting downward guidance for annual earnings per diluted share. The plaintiff alleged that, prior to that announcement, certain of the defendants made misrepresentations and failed to disclose negative information about the financial condition of Michaels while the individual defendants were selling shares of Michaels Common Stock. The plaintiff asserted claims against the individual defendants for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. All of these claims were asserted derivatively on behalf of Michaels. On November 7, 2005, the Court entered a written order granting the defendants’ special exceptions and ordering that the case would be dismissed with prejudice unless the plaintiff amended her petition to state an actionable claim against the defendants.

On December 8, 2005, the plaintiff filed an amended petition in which she reasserted many of the same factual allegations, but also added new allegations questioning, among other things, issues relating to Michaels’ inventory systems and infrastructure, as well as transactions and holdings of Michaels Common Stock by certain trusts established by or for the benefit of two of Michaels’ directors and/or their families. In her amended petition, the plaintiff continued to assert all her claims derivatively on behalf of Michaels against the individual defendants for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment.

On July 10, 2006, the plaintiff filed a Second Amended Shareholder Derivative and Class Action Petition in which she reasserted many of the same factual allegations described above, added new derivative allegations regarding the granting of stock options to certain officers and directors from 1994 through 2000, and class action allegations regarding the proposed merger of Michaels and entities sponsored by Bain Capital, LLC (“Bain”) and The Blackstone Group (“Blackstone”) (see Note 9 in the Notes to Consolidated Financial Statements and “Managements Discussion and Analysis of Financial Condition and Results of Operations—Recent Events” for additional information regarding the proposed merger) and added certain additional former officers and directors as individual defendants. Among other things, the plaintiff seeks (a) a declaration that the agreement and plan of merger among Michaels and the entities sponsored by Bain and Blackstone violates

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Six Months Ended July 29, 2006
(Unaudited)

Note 7.	Commitments and Contingencies (Continued)

the individual defendants’ fiduciary duties and therefore is unlawful and unenforceable, (b) an injunction that prevents the consummation of the proposed merger unless and until Michaels discloses all material facts regarding the merger and implements procedures to obtain the highest possible price for the Company, (c) an indeterminate amount of damages from the individual defendants, (d) certain corporate governance changes, (e) formation of a constructive trust to hold the proceeds of defendants’ alleged trading activities and (f) restitution from, and disgorgement of proceeds derived by, the named officers with respect to the alleged acts.

Gottlieb and Schuman Claim

On June 9, 2006, Feivel Gottlieb and on June 12, 2006, Roberta Schuman each filed purported stockholder derivative actions, which are pending in the 191st and the 14th District Courts for Dallas County, Texas, respectively. The lawsuits named our Chairman of the Board and Vice Chairman of the Board, both in their capacities as officers of Michaels and as directors, and all of Michaels’ other current directors as individual defendants and Michaels as a nominal defendant. The plaintiffs asserted claims against the individual defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment in connection with the granting of stock options by Michaels between 1990 and October 2001 and sought, among other relief, an indeterminate amount of damages from the individual defendants and injunctive relief against Michaels with regard to various corporate governance matters. All of these claims were asserted derivatively on behalf of Michaels.

On July 5, 2006, each of Feivel Gottlieb and Roberta Schuman filed a First Amended Shareholder Derivative and Class Action Petition against the individual defendants, Michaels as a nominal defendant, and against Bain and Blackstone. In addition to the derivative allegations described above, these amended petitions add class action allegations against our directors for breach of fiduciary duty related to the proposed merger of Michaels with entities sponsored by Bain and Blackstone, and a claim against Bain and Blackstone for aiding and abetting the directors’ alleged breach of fiduciary duty. In addition to the relief previously sought by the plaintiffs, as a result of these new claims, the plaintiffs seek (a) to enjoin the proposed merger (or declare it void, if it is consummated), (b) to require the defendants to disgorge the property they received as a result of their allegedly wrongful conduct and (c) an indeterminate amount of damages from the defendants, jointly and severally.

By court order dated August 18, 2006, the Gottlieb and Schuman actions were consolidated with the Fathergill action described above.

Dutil Claim

On September 11, 2003, Leo J. Dutil filed a purported stockholder derivative action, which is pending in the United States District Court for the Northern District of Texas, Dallas Division. The lawsuit names certain former and current officers and directors as individual defendants and Michaels as a nominal defendant. In this derivative action, the plaintiff makes allegations of fact similar to those made in the March 21, 2003 Fathergill petition described above. The plaintiff asserts claims against the individual defendants for breach of fiduciary duty, misappropriation of confidential information, and contribution and indemnification. All of these claims are asserted derivatively on behalf of Michaels. On August 31, 2006, the plaintiff filed a notice of dismissal seeking to dismiss the case in its entirety without prejudice.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Six Months Ended July 29, 2006
(Unaudited)

Note 7.	Commitments and Contingencies (Continued)

Hulliung Claim

On June 19, 2006, Albert Hulliung filed a purported stockholder derivative action, which is pending in the United States District Court, Northern District of Texas, Dallas Division. The lawsuit named our Chairman of the Board and Vice Chairman of the Board, all of Michaels’ other current directors, one additional current officer and certain of our former officers as individual defendants and Michaels as a nominal defendant. In connection with the granting and repricing of certain stock options between 1993 and 2001, the plaintiff asserted claims of (a) breaches of fiduciary duty and violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against all the individual defendants and (b) unjust enrichment against our Chairman of the Board, Vice Chairman of the Board, one other director and the other current officer and former officers named in the lawsuit. The plaintiff sought, among other relief, an indeterminate amount of damages from the individual defendants and disgorgement of certain options and any proceeds derived therefrom from the defendants against whom the unjust enrichment claim was asserted. All of these claims were asserted derivatively on behalf of Michaels.

On July 27, 2006, the plaintiff amended his complaint adding certain other former and current officers and one former director of Michaels as individual defendants and including allegations similar to those set forth in the second amended (July 10, 2006) Fathergill Petition, described above. The plaintiff asserts claims derivatively on behalf of Michaels for (a) breach of fiduciary duty and violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by each of the individual defendants, (b) unjust enrichment against certain of the individual defendants who received stock options during the relevant period and (c) insider selling against certain of the individual defendants who sold Michaels Common Stock during the time period. Additionally, the plaintiff purports to represent a class of Michaels’ shareholders. The plaintiff seeks, among other relief, (i) an indeterminate amount of damages from the individual defendants, (ii) restitution from, and disgorgement of proceeds derived by, the individual defendants who received stock options, (iii) the imposition of a constructive trust against the individuals who were alleged to have engaged in insider sales and (iv) other unspecified equitable relief.

Ziolkowski Claim

On July 7, 2006, James and Christine Ziolkowski filed a purported stockholder derivative action, which is pending in the United States District Court, Northern District of Texas, Dallas Division. The lawsuit names certain former and current officers and directors of Michaels as individual defendants, and Michaels as a nominal defendant. In connection with the granting of stock options to the named officers, the plaintiffs assert claims of (a) breaches of fiduciary duty and violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by each of the individual defendants, (b) aiding and abetting of the named officers’ breach of their fiduciary duties by the director defendants and (c) unjust enrichment and rescission against the named officers. The plaintiffs seek, among other relief, (i) an indeterminate amount of damages from the individual defendants, (ii) restitution from, and disgorgement of proceeds derived by, the named officers with respect to the alleged acts, (iii) rescission of all option contracts granted to the named officers, and cancellation of any current or future obligations of Michaels under any executory contracts obtained by the named officers as a result of the alleged acts, (iv) formation of a constructive trust to hold all executory option contracts issued to the named officers and (v) punitive damages against the named officers. All of these claims are asserted derivatively on behalf of Michaels.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Six Months Ended July 29, 2006
(Unaudited)

Note 7.	Commitments and Contingencies (Continued)

Massachusetts Laborers’ Annuity Fund Claim

On September 6, 2006, the Massachusetts Laborers’ Annuity Fund filed a putative class action on behalf of itself and all holders of Michaels Common Stock during the period of May 4, 2004 through the present. The lawsuit is pending in the United States District Court, Northern District of Texas, Dallas Division, and names Michaels and all of its current directors as defendants. The plaintiff alleges that the defendants misrepresented and/or omitted material facts in Michaels’ annual proxy statements for 2004, 2005 and 2006, including, among other things, that Michaels’ reported financial results inflated its reported earnings by not properly recording stock-based compensation expense relating to the granting of stock options, that problems with Michaels’ internal controls prevented it from issuing accurate financial reports and projections, and that Michaels’ directors had received and acquiesced in the granting of backdated stock options. The plaintiff asserts claims against all of the defendants of (a) violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder and (b) violations of Section 20(a) of the Securities Exchange Act of 1934. The plaintiff seeks, among other relief, an indeterminate amount of damages from the defendants and equitable or injunctive relief, including the rescission of stock option grants. The Company has not yet had time to evaluate this claim.

Employee Class Action Claims

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

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Six Months Ended July 29, 2006
(Unaudited)

Note 7.	Commitments and Contingencies (Continued)

and costs. Under the Class Action Fairness Act, we removed the case to federal court on August 5, 2005. We are in the early stages of our investigation; however, we believe that the Clark claim lacks merit, and we intend to vigorously defend our interests. We are unable to estimate a range of possible loss, if any, in this claim.

Morris Claim

On November 16, 2005, Geoffrey Morris, a former Aaron Brothers employee in San Diego, California, commenced a proposed class action proceeding against Aaron Brothers, Inc. on behalf of himself and current and former Aaron Brothers employees in California from November 16, 2001 to the present. The Morris suit was filed in the Superior Court of California, County of San Diego, and alleges that Aaron Brothers failed to pay overtime wages, reimburse the plaintiff for necessary expenses (including the cost of gas used in driving his car for business purposes), and provide adequate meal and rest breaks (or compensation in lieu thereof). The Morris suit also alleges that this conduct was in breach of California’s unfair competition law. The plaintiff seeks injunctive relief, damages for unpaid overtime pay, meal break penalties, waiting time penalties, interest, and attorneys’ fees and costs. Morris filed an Amended Complaint on June 8, 2006 and now seeks to represent a class of current and former assistant managers only. We are in the early stages of our investigation; however, we believe that the Morris claim lacks merit, and we intend to vigorously defend our interests. We are unable to estimate a range of possible loss, if any, in this claim.

Olivas Claim

On December 2, 2005, Sandra Olivas and Jerry Soskins, former Michaels store managers in Los Angeles, California, commenced a proposed class action proceeding against Michaels Stores, Inc. on behalf of themselves and current and former salaried store employees employed in California from December 1, 2001 to the present. The Olivas suit was filed in the Superior Court of California, County of Los Angeles and was subsequently removed to the United States District Court for the Central District of California. The Olivas suit alleged that Michaels failed to pay overtime wages, accurately record hours worked, and provide itemized employee wage statements. The Olivas suit also alleged that this conduct was in breach of California’s unfair competition law. On August 10, 2006, the District Court dismissed all class allegations and remanded the remaining individual claims. We are unable to estimate a range of possible loss, if any, in these claims.

Governmental Inquiries and Related Matters

Non-U.S. Trust Inquiry

In early 2005, the District Attorney’s office of the County of New York and the SEC opened inquiries concerning non-U.S. trusts that directly or indirectly hold and have held shares of Michaels Common Stock and Common Stock options. The staff of a U.S. Senate subcommittee and a federal grand jury requested information with respect to the same facts. We are cooperating in these inquiries and have provided information in response to the requests.

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

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Six Months Ended July 29, 2006
(Unaudited)

Note 7.	Commitments and Contingencies (Continued)

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

Following the filing by Charles Wyly and Sam Wyly of an amended Schedule 13D with the SEC on April 8, 2005, stating that they may be deemed the beneficial owners of Michaels securities held directly or indirectly by the non-U.S. trusts, we disclosed in a press release that, as of March 31, 2005, under SEC Rule 13d-3, Charles Wyly may be deemed the owner of 6,045,818 shares, or 4.4% of our then outstanding Common Stock, and Sam Wyly may be deemed the beneficial owner of 4,822,534 shares, or 3.5% of our then outstanding Common Stock. In our 2005 and 2006 proxy statements, we included the securities held in the non-U.S. trusts or their separate subsidiaries, as reported by the Wylys, in the beneficial ownership table of our principal stockholders and management, with appropriate footnotes.

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

On March 15, 2006, the Board of Directors appointed a special committee of the Board to investigate and make decisions on behalf of Michaels with respect to the potential Section 16 liability issue. The members of the special committee are Richard C. Marcus (Chairman), Cece Smith and Liz Minyard, all independent Board members. The special committee has the full authority of the Board to make all decisions with respect to the potential Section 16 issues, including the authority to approve or reject the proposed settlement, to negotiate the terms of any settlement, and, if there is no agreed settlement, to take all other actions it deems necessary or appropriate to resolve the potential Section 16 liability issues. As discussed below, the Board of Directors has also given the special committee the full authority of the Board to make decisions for Michaels relating to the allegations in the Fathergill derivative suit related to the transactions and holdings of Michaels Common Stock by certain of the non-U.S. trusts, including investigating the allegations and determining what actions Michaels should take concerning those allegations. In addition, the Board has given the special committee authority to investigate and respond to the governmental inquiries, described above, but reserving to the full Board the authority to decide upon proposed actions or decisions concerning the pursuit, compromise or ultimate resolution of any claim or dispute with respect to those governmental inquiries. The special committee has retained independent counsel to advise it in these matters.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Six Months Ended July 29, 2006
(Unaudited)

Note 7.	Commitments and Contingencies (Continued)

Stock Options Inquiry

On June 15, 2006, following Michaels’ announcement that its Audit Committee had initiated an internal review, described below, into the Company’s historical stock option practices, Michaels received a letter from the Division of Enforcement of the SEC requesting that the Company preserve all documents concerning its granting of stock options from 1990 through the present and stating that the SEC intends to request production of such documents in the future. On June 16, 2006, Michaels received a grand jury subpoena issued by the U.S. District Court for the Southern District of New York requesting documents relating to the granting of stock options during the period 1996 to the present; however, on September 6, 2006, the Company was informed that the Office of the United States Attorney for the Southern District of New York had withdrawn this grand jury subpoena. The Company has been informed that the withdrawal of this subpoena is in connection with the transfer of this matter to the Fraud Section of the Department of Justice. On July 27, 2006, Michaels received a grand jury subpoena issued by the U.S. District Court for the Northern District of Texas requesting documents relating to the granting of stock options during the period 1990 to the present. The Company believes that this subpoena is part of the transfer of this matter to the Fraud Section of the Department of Justice. On August 28, 2006, the Board of Directors appointed a special committee of the Board to investigate and make decisions on behalf of Michaels with respect to these subpoenas and any stock option grant issue raised by the SEC. The members of the special committee are Liz Minyard (Chairman) and Cece Smith, each an independent Board member. The Board has also designated the special committee to investigate and make decisions on behalf of Michaels with respect to allegations regarding Michaels’ historical stock option practices asserted in each of the Fathergill, Gottlieb and Schuman, Hulliung and Ziokowski claims, described above under “Shareholder Claims.” The special committee has the full authority of the Board with respect to the matters described above and has been given the power to engage experts and advisors, including independent legal counsel.

Internal Review of Stock Options Practices and Related Accounting

Based on media reports regarding historical stock options practices at other publicly traded companies regarding allegations of “backdating” option grants, the Company’s Audit Committee has conducted an internal review into the Company’s historical stock option practices, including a review of the Company’s underlying option grant documentation and procedures and related accounting. In accordance with New York Stock Exchange requirements, the Audit Committee is composed solely of independent directors. The Audit Committee’s internal review was conducted with the assistance of independent legal counsel and outside accounting experts. The Company’s independent registered public accounting firm was informed about the internal review. The Company also voluntarily reported the commencement of this review to the Securities and Exchange Commission.

The Audit Committee review has focused principally on the question of whether there may have been intentional wrongdoing in the Company’s historical stock options granting practices. On August 25, 2006, the Audit Committee’s independent legal counsel presented its final report to the Audit Committee, which stated that the investigation conducted by independent counsel did not support a conclusion that there was intentional misconduct. Based on the independent counsel report, the Audit Committee concluded that the results of the investigation did not support a finding of intentional misconduct.

In connection with the Audit Committee review, the Company has substantially completed an internal review of historical stock options practices and related accounting issues from 1990 to the present. In this review, the Company has been advised, with respect to specific Delaware law issues, by independent Delaware

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Six Months Ended July 29, 2006
(Unaudited)

Note 7.	Commitments and Contingencies (Continued)

counsel and, with respect to specific Texas law issues, by independent Texas counsel. Management of the Company has discussed its current analyses and related judgments, described below, with the Company’s independent registered public accounting firm and with the Audit Committee.

The Company has used its stock option program as a key component of compensation for both its officers and a broad group of non-officer employees. Historically, the Company has granted stock options principally, but not invariably, utilizing a process in which an authorized committee of the Board would approve stock option grants from time to time through unanimous written consent resolutions with specified effective dates that generally preceded the date on which the consents were fully executed by members of the applicable committee. Since October 2001, the Company has continued to use unanimous written consent resolutions to grant stock options but in a modified process based on established pre-determined effective grant dates and generally pre-determined grant levels for its stock option program. Prior to October 2001, some grants were made on the basis of pre-determined grant dates and pre-determined grant levels; others were not. Most of the stock option grants during the period under review were dated prior to the approval of the grants by the Board or a Board committee for various reasons, including, the design and use of the unanimous written consent process, delays in the initiation of the written consents, general administrative deficiencies, and actions taken to correct what the Company believed were mistakes or omissions in the grant process. Notwithstanding that the Audit Committee concluded that the results of the investigation did not support a finding of intentional misconduct, the Company has identified accounting issues related to certain of the stock option grants prior to October 2001.

The Company has historically considered the effective date specified in an option and the effective date specified in the written consents by the applicable committee as the accounting measurement date for determining stock-based compensation expense under APB No. 25, Accounting for Stock Issued to Employees. For all of the post-October 2001 options grants and for many of the pre-October 2001 options grants, the Company has concluded that the accounting measurement date historically used was correct and appropriate, and that there is no unrecognized non-cash compensation expense with respect to those grants. However, for certain grants that were reviewed in the period 1990 to 2001, based on the advice it received and its own review of Company records, the Company currently believes that the measurement date would likely be considered to differ from the measurement date originally used in accounting for such grants. In connection with those grants, the Company is unable to definitively determine the actual measurement date based on its currently existing records. The Company estimated the measurement date based on its knowledge of the approval process, subsequent meetings that occurred, and estimates of the time that would have lapsed to obtain documented approval for those grants. To the extent the exercise price of an option was less than the fair market value of the Company’s common stock on an estimated measurement date different than the original measurement date, the difference represents the Company’s estimate of the amount of non-cash compensation expense that should have been recorded over the vesting period of the option.

Based on the Company’s current analysis, the estimated amount of additional non-cash compensation cost that should have been recorded was approximately $22.5 million, net of income taxes of approximately $13.5 million, all of which relates to periods prior to fiscal 2001. The amounts do not affect results of operations or the statement of cash flows in any period presented in this report or in the Company’s Annual Report on Form 10-K for fiscal 2005. As all stock options in question were exercised prior to the end of fiscal 2005, the effect on the Company’s financial position as of January 28, 2006 and as of July 29, 2006 as presented in this report would be an adjustment to both retained earnings and accumulated paid in capital in the amount of any unrecorded non-cash compensation cost, with no impact on total stockholders’ equity.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Six Months Ended July 29, 2006
(Unaudited)

Note 7.	Commitments and Contingencies (Continued)

Based on the Company’s current analysis and judgments, any misstatement of the Company’s financial statements in any period presented in this report or in its fiscal 2005 Form 10-K is not considered material.

As the Company’s review is not complete as of the date of this filing, additional information may become available which could cause the Company’s current estimates and judgments to change materially. However, the Company currently believes that a restatement of the Company’s prior period financial statements will not be required.

The Company is also evaluating whether previously deducted compensation related to exercised stock options might be non-deductible under Section 162(m) of the Internal Revenue Code, which could result in additional taxes and interest related to the prior deductions. The Company currently believes that the amount of tax deductions it would be unable to recognize, if any, would not be material to results of operations, cash flow, or the Company’s financial position, but has not finalized its assessment of this matter.

A number of shareholder lawsuits have been filed, and one previously filed lawsuit has been amended to add claims, against the current and certain former directors and certain current and former officers of Michaels relating to the Company’s historical stock option practices. The Company is named as a defendant rather than merely as a nominal defendant in only one of these actions. See “— Shareholder Claims” above. The Company has received a grand jury subpoena and has received a notice letter from the SEC with respect to documents relating to our historical stock option practices. See “— Governmental Inquires and Related Matters—Stock Options Inquiry” above.

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

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Six Months Ended July 29, 2006
(Unaudited)

Note 8.	Segments (Continued)

Our sales, operating income, and assets by country are as follows:

		Operating
	Net Sales	Income	Total Assets
	(In thousands)

Quarter ended July 29, 2006:
United States	$717,959	$25,298	$1,852,823
Canada	50,305	4,255	80,254

Consolidated Total	$768,264	$29,553	$1,933,077

Quarter ended July 30, 2005:
United States	$703,288	$35,699	$1,765,332
Canada	42,205	3,972	68,108

Consolidated Total	$745,493	$39,671	$1,833,440

Six months ended July 29, 2006:
United States	$1,496,315	$93,874	$1,852,823
Canada	104,430	12,946	80,254

Consolidated Total	$1,600,745	$106,820	$1,933,077

Six months ended July 30, 2005:
United States	$1,480,188	$117,728	$1,765,332
Canada	86,321	9,122	68,108

Consolidated Total	$1,566,509	$126,850	$1,833,440

Canada’s operating income includes corporate allocations, such as overhead, and amounts related to our distribution and Artistree operations. We present assets based on their physical, geographic location. Certain assets located in the United States are also used to support our Canadian operations, but we do not allocate those assets or their associated expenses to Canada.

Note 9.	Proposed Merger

On June 30, 2006, we announced that, following a comprehensive review of strategic alternatives that began on March 20, 2006, the Board of Directors approved a merger of the Company with affiliates of two private investment firms, Bain Capital Partners, LLC and The Blackstone Group. Under the terms of the merger agreement, following the transaction, Bain and Blackstone will own substantially all of the outstanding shares of Michaels and our shareholders will receive $44 per share in cash. Completion of the transaction is contingent on regulatory review and approval by our shareholders and is currently expected to occur by the end of the calendar year. On September 1, 2006, we entered into an amendment to the merger agreement with Bain and Blackstone which permits certain of our stockholders to retain shares of our Common Stock as shares of the surviving corporation following completion of the merger.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Six Months Ended July 29, 2006
(Unaudited)

Note 10.	Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that a company recognize in its consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for us, as of the beginning of fiscal 2007 year, with early adoption permitted. Any cumulative effect recorded as a result of adopting FIN 48 will be recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All expressions of “us,” “we,” “our,” and all similar expressions are references to Michaels Stores, Inc. and its consolidated wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Disclosure Regarding Forward-Looking Information

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, estimates, and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006. Specific examples of forward-looking statements include, but are not limited to, statements regarding our future cash dividend policy, forecasts of financial performance, capital expenditures, working capital requirements, stock repurchases, and the consummation of the merger with entities sponsored by Bain and Blackstone. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•	our ability to remain competitive in the areas of merchandise quality, price, breadth of selection, customer service, and convenience;

•	our ability to anticipate and/or react to changes in customer demand and preferences for products and supplies used in creative activities and the related potential impact to merchandise inventories in categories that represent a significant portion of our business;

•	changes in consumer confidence resulting in a reduction in consumer spending on items perceived to be discretionary;

•	unexpected consumer responses to our promotional programs;

•	unusual weather conditions;

•	the execution and management of our store growth, including new concepts, the impact of new competitor stores in locations near our existing stores, and the availability of acceptable real estate locations for new store openings;

•	the effective optimization and maintenance of our perpetual inventory and automated replenishment systems and related impacts to inventory levels;

•	the identification and implementation of enhancements to our supply chain to enable us to distribute additional SKUs through our distribution centers;

•	delays in the receipt of merchandise ordered from suppliers due to vendor payment delays associated with recently implemented systems or delays in connection with either the manufacture or shipment of such merchandise;

•	transportation delays (including dock strikes and other work stoppages) and increases in transportation costs due to fuel surcharges and transportation regulations;

•	restrictive actions by foreign governments or changes in United States laws and regulations affecting imports or domestic distribution;

•	significant increases in inflation or commodity prices, such as petroleum, natural gas, electricity, steel, copper, and paper, which may adversely affect our costs, including cost of merchandise;

•	significant increases in tariffs or duties levied on imports which may limit the availability of certain merchandise from our foreign suppliers;

•	changes in political, economic, and social conditions;

•	significant fluctuations in exchange rates;

•	financial difficulties of any of our key vendors, suppliers, or insurance providers;

•	the design and implementation of new management information systems as well as the maintenance and enhancement of existing systems, particularly in light of our continued store growth and the addition of new concepts;

•	our ability to maintain the security of electronic and other confidential information;

•	our ability to maintain effective internal controls over our newly implemented financial reporting system;

•	our ability to comply with the terms and restrictions of our Credit Agreement;

•	receipt of regulatory and shareholder approval for the merger with entities sponsored by Bain and Blackstone, lawsuits challenging the proposed merger, and disruptions in connection with the proposed merger, including potential diversion of management’s attention and potential loss of employees or business partners;

•	our ability to attract and retain qualified personnel to successfully execute our operating plans;

•	the seasonality of the retail business; and

•	other factors as set forth in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006, particularly in “Critical Accounting Policies and Estimates” and “Risk Factors,” in this Quarterly Report on Form 10-Q under “Risk Factors,” and in our other Securities and Exchange Commission filings.

We intend these forward-looking statements to speak only as of the time of filing this Quarterly Report on Form 10-Q and do not undertake to update or revise them as more information becomes available.

General

All references herein to “fiscal 2006” relate to the 53 weeks ending February 3, 2007 and all references to “fiscal 2005” relate to the 52 weeks ended January 28, 2006. In addition, all references herein to “the second quarter of fiscal 2006” and “the first six months of 2006” relate to the 13 and 26 weeks ended July 29, 2006, respectively, and all references to “the second quarter of fiscal 2005” and “the first six months of 2005” relate to the 13 and 26 weeks ended July 30, 2005, respectively.

The following table sets forth certain of our unaudited operating data:

	Quarter Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005

Michaels stores:
Retail stores open at beginning of period	899	857	885	844
Retail stores opened during the period	7	13	24	27
Retail stores opened (relocations) during the period	2	3	5	11
Retail stores closed during the period	(1)	—	(4)	(1)
Retail stores closed (relocations) during the period	(2)	(3)	(5)	(11)

Retail stores open at end of period	905	870	905	870

Aaron Brothers stores:
Retail stores open at beginning of period	165	165	166	164
Retail stores opened during the period	—	—	—	1
Retail stores closed during the period	—	—	(1)	—

Retail stores open at end of period	165	165	165	165

Recollections stores:
Retail stores open at beginning of period	11	9	11	8
Retail stores opened during the period	—	2	—	3

Retail stores open at end of period	11	11	11	11

Star Decorators Wholesale stores:
Wholesale stores open at beginning of period	4	4	4	3
Wholesale stores opened during the period	—	—	—	1

Wholesale stores open at end of period	4	4	4	4

Total store count at end of period	1,085	1,050	1,085	1,050

Other operating data:
Average inventory per Michaels store (in thousands)(1)	$903	$1,028	$903	$1,028
Comparable store sales (decrease) increase(2)	(0.3)%	4.2%	(1.7)%	6.1%

(1)	Average inventory per Michaels store calculation excludes our Aaron Brothers, Recollections, and Star Decorators Wholesale stores.

(2)	Comparable store sales (decrease) increase represents the decrease or increase in net sales for stores open the same number of months in the indicated period and the comparable period of the previous year, including stores that were relocated or expanded during either period. A store is deemed to become comparable in its 14th month of operation in order to eliminate grand opening sales distortions. A store temporarily closed more than 2 weeks due to a catastrophic event is not considered comparable during the month it closed. If a store is closed longer than 2 weeks but less than 2 months, it becomes comparable in the month in which it reopens, subject to a mid-month convention. A store closed longer than 2 months becomes comparable in its 14th month of operation after its reopening.

Results of Operations

The following table sets forth the percentage relationship to net sales of each line item of our unaudited consolidated statements of income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes, contained herein.

	Quarter Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	64.4	64.6	62.9	62.8

Gross profit	35.6	35.4	37.1	37.2
Selling, general, and administrative expense	31.6	29.9	30.2	28.8
Store pre-opening costs	0.2	0.2	0.2	0.3

Operating income	3.8	5.3	6.7	8.1
Interest expense	—	2.0	—	1.3
Other (income) and expense, net	(0.4)	(0.3)	(0.6)	(0.3)

Income before income taxes and cumulative effect of accounting change	4.2	3.6	7.3	7.1
Provision for income taxes	1.6	1.4	2.8	2.7

Income before cumulative effect of accounting change	2.6	2.2	4.5	4.4
Cumulative effect of accounting change, net of income tax	—	—	—	5.6

Net income	2.6%	2.2%	4.5%	(1.2)%

Quarter Ended July 29, 2006 Compared to the Quarter Ended July 30, 2005

Net Sales—Net sales for the second quarter of fiscal 2006 increased $22.8 million, or 3.1%, over the second quarter of fiscal 2005. At the end of the second quarter of fiscal 2006, we operated 905 Michaels, 165 Aaron Brothers, 11 Recollections, and four Star Decorators Wholesale stores. The results for the second quarter of fiscal 2006 include sales from 43 Michaels stores and one Aaron Brothers that were opened during the 12-month period ended July 29, 2006, more than offsetting lost sales from the closure of eight Michaels and one Aaron Brothers store during the same period. Sales at our new stores (net of closures) opened since the second quarter of fiscal 2005 provided incremental revenue of $25.1 million, which was partially offset by a comparable store sales decline of 0.3%, or $2.3 million.

Comparable store sales decreased 0.3% in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005, reflecting a decrease in customer transactions of 2.6% and custom framing deliveries of 0.6%, partially offset by increases in the average ticket of 2.9%. A favorable currency translation, due to the stronger Canadian dollar, contributed approximately 0.6% to the average ticket increase for the quarter. Comparable sales were negatively impacted by a 26% decline in comparable domestic sales of Yarn as well as ongoing programs to reduce the level of promotional and clearance sales. Our strongest domestic departmental performances came in General Crafts, driven by Jewelry and Beads, Apparel Crafts, Impulse, and Kids Crafts. Our ability to generate comparable store sales increases is dependent, in part, on our ability to continue to maintain store in-stock positions on the top-selling items, to properly allocate merchandise to our stores, to effectively execute our pricing and sales promotion efforts, to anticipate customer demand and trends in the arts and crafts industry, and to respond to competitors’ activities.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $13.7 million primarily due to a 3.3% increase in the number of stores operated in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005, as well as an increase in certain occupancy expenses.

Cost of sales and occupancy expense, as a percentage of net sales, decreased approximately 20 basis points in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. The decrease was primarily driven by a 120 basis point expansion of merchandise margins, which was partially offset by a 100 basis point increase in occupancy costs. Merchandise margins increased as a result of higher margin rates for both regular and promotional merchandise sales and improved sourcing. The 100 basis point increase in occupancy costs resulted from a deleveraging of fixed costs on negative comparable store sales and incremental costs of our store standardization/remodel program.

Selling, General, and Administrative Expense—Selling, general, and administrative expense was $242.2 million, or 31.6% of net sales, in the second quarter of fiscal 2006 compared to $223.1 million, or 29.9% of net sales, in the second quarter of fiscal 2005. The expense increase was primarily due to an increase in the number of stores we operated compared to last year, in particular store operating expenses, totaling approximately $10.8 million of the overall $19.1 million increase. Also contributing to the total increase are approximately $11.0 million of incremental expenses associated with our strategic alternatives process, review of our historical stock option practices, and responses to governmental inquiries, which were partially offset by cost control efforts.

As a percentage of net sales, selling, general, and administrative expense increased approximately 170 basis points, with an increase in store operating expenses generating approximately 70 basis points of the increase, primarily caused by the de-leveraging of advertising expenses and an increase in store-level supplies. The remaining 100 basis points are primarily attributable to costs related to the strategic alternatives process, ongoing stock option review, and responses to governmental inquires, partially offset by effective cost control efforts.

In addition, should a change in control occur, we will accelerate the recognition of any unrecognized compensation cost related to the accelerated vesting of share-based compensation awards. As of July 29, 2006, unrecognized compensation cost for all awards totaled approximately $28.2 million. We may also adjust our estimated rate of forfeitures with respect to those awards should we conclude that a potential change in control will cause our actual forfeiture estimate to be materially different than our current estimate. Should we adjust our estimated forfeiture rate to a level lower than the current rate, the cumulative effect of applying the change in estimate retrospectively is recognized in the period of change. Such a change may materially increase our share-based compensation costs in the period of change.

Operating Income—As a result of the above, operating income decreased from $39.7 million, or 5.3% of sales, in the second quarter of fiscal 2005 to $29.6 million, or 3.8% of sales, in the second quarter of fiscal 2006.

Interest Expense—Interest expense decreased from $15.5 million in the second quarter of fiscal 2005 to $252,000 during the second quarter of fiscal 2006. During the second quarter of fiscal 2005, we redeemed our 9 1/4% Senior Notes, and, as a result of the early redemption, we no longer incur interest expense in connection with the Senior Notes. The pre-tax charge to earnings for the redemption of the Senior Notes was approximately $12.1 million and comprised of $9.3 million for the call premium and $2.8 million for unamortized debt cost associated with them.

Other Income—Other income increased from $2.4 million in the second quarter of fiscal 2005 to $3.3 million during the second quarter of fiscal 2006. This increase was primarily due to higher interest rates associated with our invested cash balances.

Provision for Income Taxes—The effective tax rate was 37.75% for the second quarter of fiscal 2006 and 38.0% for the second quarter of fiscal 2005.

Net Income—As a result of the above, net income for the second quarter of fiscal 2006 increased from $16.5 million, or $0.12 per diluted share, in the second quarter of fiscal 2005 to $20.3 million, or $0.15 per diluted share.

Six Months Ended July 29, 2006 Compared to the Six Months Ended July 30, 2005

Net Sales—Net sales increased in the first six months of fiscal 2006 by $34.2 million, or 2.2%, over the first six months of fiscal 2005. Sales at our new stores (net of closures) opened since the second quarter of fiscal 2005 provided incremental revenue of $60.4 million, which was partially offset by a comparable store sales decline of 1.7%, or $26.2 million. The comparable store sales decline of 1.7% reflects a decrease in customer transactions of 3.8%, which was partially offset by increases in the average ticket of 2.1%. A favorable currency translation, due to a stronger Canadian dollar, added approximately 0.5% to the average ticket increase for the first six months of fiscal 2006.

Comparable sales were negatively impacted by a 35% decline in comparable domestic sales of Yarn, an increase in business disruption relative to the first six months of fiscal 2005 due to earlier merchandising resets in fiscal 2006, as well as ongoing programs to reduce the level of promotional and clearance sales. Our strongest domestic departmental performances came in General Crafts, primarily due to Jewelry and Beads, Apparel Crafts, Impulse, and Custom Floral.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $22.6 million primarily due to a 3.3% increase in the number of stores operated in the first six months of fiscal 2006 compared to the first six months of fiscal 2005, as well as an increase in certain occupancy expenses.

Cost of sales and occupancy expense, as a percentage of net sales, increased approximately 10 basis points through the first six months of fiscal 2006 compared to the first six months of fiscal 2005. This increase was primarily a result of occupancy expense deleverage of approximately 80 basis points on negative comparable store sales and incremental costs of our store standardization/remodel program. The increase in occupancy expenses was partially offset by an expansion of merchandise margins of approximately 70 basis points primarily due to higher margin rates on regular and promotional merchandise sales and improved sourcing.

Selling, General, and Administrative Expense—Selling, general, and administrative expense was $483.9 million, or 30.2% of net sales, for the first six months of fiscal 2006 compared to $451.0 million, or 28.8% of net sales, in the first six months of fiscal 2005. The expense increase was primarily due to an increase in the number of stores we operated compared to last year, in particular store operating expenses, totaling approximately $19.4 million of the overall $32.9 million increase. Also contributing to the total increase are incremental expenses of $16.9 associated with our strategic alternatives process, review of our historical stock option practices, and responses to governmental inquiries.

As a percentage of net sales, selling, general, and administrative expense increased approximately 140 basis points, with an increase in store operating expenses generating approximately 70 basis points of the increase and the remaining 70 basis points primarily attributable to costs associated with our strategic alternatives process, ongoing stock option review, and responses to governmental inquires. The increase in store operating expenses was primarily caused by a small deleveraging of several store-level expense categories totaling 70 basis points, which were associated with our comparable store sales decline of 1.7%.

Operating Income—Operating income decreased from $126.8 million, or 8.1% of sales, in the first six months of fiscal 2005 to $106.8 million, or 6.7% of sales, in the first six months of fiscal 2006.

Interest Expense—Interest expense decreased $20.2 million in the first six months of fiscal 2006 compared to the first six months of fiscal 2005 due to the early redemption of our 9 1/4% Senior Notes in the second quarter of fiscal 2005.

Other Income—Other income increased from $5.1 million in the first six months of fiscal 2005 to $10.5 million during the first six months of fiscal 2006. This increase for fiscal 2006 was primarily due to higher interest rates associated with our invested cash balances and a $3.3 million gain due to the favorable resolution of a civil lawsuit.

Provision for Income Taxes—The effective tax rate was 37.75% for the first six months of fiscal 2006 and 38.0% for the first six months of fiscal 2005.

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

Net Income—As a result of the above, net income increased from a loss of $19.5 million, or ($0.14) per diluted share, in the first six months of fiscal 2005 to income of $72.8 million, or $0.54 per diluted share, for the first six months of fiscal 2006.

Liquidity and Capital Resources

Our cash and equivalents decreased $73.1 million, or 16.2%, from $452.4 million at the end of fiscal 2005 to $379.3 million at the end of the second quarter of fiscal 2006. Compared to the end of the second quarter of fiscal 2005, cash and equivalents increased $196.4 million, or 107.4%, primarily because of our early redemption of the Senior Notes in the second quarter of fiscal 2005, and cash flows from operations, partially offset by the repurchases of our Common Stock and capital expenditures.

We require cash principally for day-to-day operations and to finance capital investments, inventory for new stores, inventory replenishment for existing stores, and seasonal working capital needs. In recent years, we have financed our operations, new store openings, Common Stock repurchases, dividend payments, and other capital investments with cash from operations and proceeds from stock option exercises. We expect that our available cash, cash flow generated from operating activities, and funds available under our Credit Agreement will be sufficient to fund planned capital expenditures, working capital requirements, future growth, and any anticipated dividend payments for the foreseeable future.

Cash Flow from Operating Activities

Cash flow provided by operating activities during the first six months of fiscal 2006 was $41.5 million compared to cash used in operating activities of $74.5 million during the first six months of fiscal 2005. The $116.0 million increase in cash provided by operating activities was primarily due to a reduction of merchandise inventories, net of accounts payable. The working capital leverage we experienced with respect to accounts payable during the first six months of fiscal 2006 may not be indicative of full year results.

Inventories per Michaels store (including supporting distribution centers) decreased 12.2% from July 30, 2005 to July 29, 2006. We now anticipate average inventory per Michaels store at the end of the third quarter of fiscal 2006 compared to the end of the same period of fiscal 2005 to decrease approximately 6%.

Cash Flow used in Investing Activities

Cash flow used in investing activities was primarily the result of the following capital expenditure activities:

	Six Months Ended
	July 29,	July 30,
	2006(1)	2005(2)
	(In thousands)

New and relocated stores and stores not yet opened	$16,621	$21,285
Existing stores	30,205	16,482
Distribution system expansion	7,197	4,112
Information systems	13,582	11,973
Corporate and other	1,944	6,658

	$69,549	$60,510

(1)	In the first six months of fiscal 2006, we incurred capital expenditures related to the opening of 24 and the relocation of five Michaels stores. Capital expenditures for existing stores for the first six months of fiscal 2006 increased $13.7 million over the first six months of fiscal 2005 primarily due to incremental expenditures associated with our store standardization/remodel program.

(2)	In the first six months of fiscal 2005, we incurred capital expenditures related to the opening of 27 Michaels, one Aaron Brothers, three Recollections, and one Star Decorators Wholesale store, and the relocation of 11 Michaels stores.

During the first six months of fiscal 2005, we liquidated our investment in a Massachusetts business trust for proceeds of approximately $50.6 million, which was classified as a short-term investment for the fiscal year ended January 29, 2005.

Cash Flow used in Financing Activities

Proceeds from the exercise of outstanding stock options have historically served as a source of cash flow for us. Proceeds from the exercise of stock options were $27.9 million for the six month period ending July 29, 2006 and $25.8 million for the six month period ending July 30, 2005.

Cash used for repurchases of our Common Stock decreased $5.0 million from $71.2 million during the six month period ending July 30, 2005 to $66.2 million during the six month period ending July 29, 2006. The following table sets forth information regarding our Common Stock repurchase plans as of July 29, 2006:

	Shares		Shares
	Authorized for	Shares	Available for
	Repurchase	Repurchased	Repurchase

December 5, 2000 repurchase plan (variable portion)	72,510	(72,509)	1	(1)
December 6, 2005 repurchase plan	5,000,000	(2,428,688)	2,571,312	(2)

	5,072,510	(2,501,197)	2,571,313

(1)	Our Board of Directors provided that proceeds of the exercise of options under our 2001 General Stock Option Plan may be used to repurchase shares under the 2000 repurchase plan and that the maximum number of shares authorized to be repurchased under the 2000 repurchase plan may be increased to the extent necessary to so use the proceeds from such option exercises. In fiscal years 2005 and 2004, we repurchased and subsequently retired 17,958 shares and 54,551 shares of our Common Stock, respectively, at average prices of $40.93 and $27.03 per share, respectively, using proceeds from exercises of stock options granted under the 2001 General Stock Option plan.

(2)	Through the first six months of fiscal 2006, we repurchased approximately 1.9 million shares of our Common Stock authorized to be repurchased under the December 2005 repurchase plan at an average price of $34.26 per share and, as a result, we had approximately 2.6 million shares available for repurchase under the plan as of July 29, 2006. We hold the repurchased shares as Treasury Stock.

We are prohibited from repurchasing shares of our Common Stock under the terms of the merger agreement signed on June 30, 2006.

For the six months ended July 29, 2006 and July 30, 2005, we paid dividends of $0.20 per share and $0.24 per share, respectively. The dividend payments for the first six months of fiscal 2006 pertain to dividends declared from the fourth quarter of fiscal 2005 and first quarter of fiscal 2006. The second quarter fiscal 2006 dividend of $0.12 per share was paid during the third quarter of fiscal 2006. The dividend payments for the first six months of fiscal 2005 pertain to the dividend declarations from the fourth quarter of fiscal 2004 and the first six months of fiscal 2005.

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

Our $300 million Credit Agreement provides for a committed line of credit of $300 million (with a provision for an increase, at our option on stated conditions, of up to a total of $400 million), a $250 million sub-limit on the issuance of letters of credit, and a $25 million sub-limit for borrowings in Euro, Sterling, Yen, Canadian Dollars, and other approved currencies. We may use borrowings under our $300 million Credit Agreement for working capital and other general corporate purposes, including stock repurchases and permitted acquisitions. Our $300 million Credit Agreement limits our ability to, among other things, create liens, engage in mergers, consolidations and certain other transactions, and requires us to adhere to certain consolidated financial covenants. Our obligations under our $300 million Credit Agreement are guaranteed by Michaels Stores Procurement Company, Inc., our wholly-owned subsidiary, and such other of our subsidiaries as may be necessary to cause the assets owned by us and our subsidiary guarantors to be 85% of our consolidated total assets. Borrowings available under our $300 million Credit Agreement will be reduced by the aggregate amount of letters of credit outstanding, which was $14.7 million as of July 29, 2006. We had no outstanding borrowings under our $300 million Credit Agreement as of January 28, 2006 or July 29, 2006.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that a company recognize in its consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for us, as of the beginning of fiscal 2007 year, with early adoption permitted. Any cumulative effect recorded as a result of adopting FIN 48 will be recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

Recent Events

On June 30, 2006, we announced that, following a comprehensive review of strategic alternatives that began on March 20, 2006, the Board of Directors approved a merger of the Company with affiliates of two private investment firms, Bain Capital Partners, LLC and The Blackstone Group. Under the terms of the merger agreement, following the transaction, Bain and Blackstone will own substantially all of the outstanding shares of Michaels and our shareholders will receive $44 per share in cash. On September 1, 2006, we entered into an amendment to the merger agreement with Bain and Blackstone which permits certain of our stockholders to retain shares of our Common Stock as shares of the surviving corporation following completion of the merger.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We typically invest cash balances in excess of operating requirements primarily in money market mutual funds and short-term interest-bearing securities, generally with maturities of 90 days or less. Due to the short-term nature of our investments, the fair value of our cash and equivalents at July 29, 2006 approximated carrying value. We have market risk exposure arising from changes in interest rates. The interest rates on our new $300 million Credit Agreement will reprice frequently, at market rates, which will likely result in carrying amounts that approximate fair value. No borrowings were outstanding under our $300 million Credit Agreement as of July 29, 2006.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934). An evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Financial Officer and our President and Chief Operating Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our President and Chief Financial Officer and our President and Chief Operating Officer concluded that our disclosure controls and procedures are effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Such controls and procedures are designed to ensure that information we are required to disclose in our reports is accumulated and communicated to our management, including our principal executive officers and principal financial officer, to allow timely disclosure decisions. We note that the design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Shareholder Claims

Fathergill Claim

On March 21, 2003, Julie Fathergill filed a purported stockholder derivative action, which is pending in the 192nd District Court for Dallas County, Texas. The lawsuit named certain former and current officers and directors, including all of Michaels’ current directors, as individual defendants and Michaels as a nominal defendant. The derivative action related to actions prior to our announcement on November 7, 2002, that we had revised our outlook for the fourth fiscal quarter of 2002, adjusting downward guidance for annual earnings per diluted share. The plaintiff alleged that, prior to that announcement, certain of the defendants made misrepresentations and failed to disclose negative information about the financial condition of Michaels while the individual defendants were selling shares of Michaels Common Stock. The plaintiff asserted claims against the individual defendants for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. All of these claims were asserted derivatively on behalf of Michaels. On November 7, 2005, the Court entered a written order granting the defendants’ special exceptions and ordering that the case would be dismissed with prejudice unless the plaintiff amended her petition to state an actionable claim against the defendants.

On December 8, 2005, the plaintiff filed an amended petition in which she reasserted many of the same factual allegations, but also added new allegations questioning, among other things, issues relating to Michaels’ inventory systems and infrastructure, as well as transactions and holdings of Michaels Common Stock by certain trusts established by or for the benefit of two of Michaels’ directors and/or their families. In her amended petition, the plaintiff continued to assert all her claims derivatively on behalf of Michaels against the individual defendants for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment.

On July 10, 2006, the plaintiff filed a Second Amended Shareholder Derivative and Class Action Petition in which she reasserted many of the same factual allegations described above, added new derivative allegations regarding the granting of stock options to certain officers and directors from 1994 through 2000, and class action allegations regarding the proposed merger of Michaels and entities sponsored by Bain and Blackstone (see Note 9 in the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events” for additional information regarding the proposed merger) and added certain additional former officers and directors as individual defendants. Among other things, the plaintiff seeks (a) a declaration that the agreement and plan of merger among Michaels and the entities sponsored by Bain and Blackstone violates the individual defendants’ fiduciary duties and therefore is unlawful and unenforceable, (b) an injunction that prevents the consummation of the proposed merger unless and until Michaels discloses all material facts regarding the merger and implements procedures to obtain the highest possible price for the Company, (c) an indeterminate amount of damages from the individual defendants, (d) certain corporate governance changes, (e) formation of a constructive trust to hold the proceeds of defendants’ alleged trading activities and (f) restitution from, and disgorgement of proceeds derived by, the named officers with respect to the alleged acts.

Gottlieb and Schuman Claim

On June 9, 2006, Feivel Gottlieb and on June 12, 2006, Roberta Schuman each filed purported stockholder derivative actions, which are pending in the 191st and the 14th District Courts for Dallas County, Texas, respectively. The lawsuits named our Chairman of the Board and Vice Chairman of the Board, both in their capacities as officers of Michaels and as directors, and all of Michaels’ other current directors as individual defendants and Michaels as a nominal defendant. The plaintiffs asserted claims against the individual defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment in connection with the granting of stock options by Michaels between 1990 and

October 2001 and sought, among other relief, an indeterminate amount of damages from the individual defendants and injunctive relief against Michaels with regard to various corporate governance matters. All of these claims were asserted derivatively on behalf of Michaels.

On July 5, 2006, each of Feivel Gottlieb and Roberta Schuman filed a First Amended Shareholder Derivative and Class Action Petition against the individual defendants, Michaels as a nominal defendant, and against Bain and Blackstone. In addition to the derivative allegations described above, these amended petitions add class action allegations against our directors for breach of fiduciary duty related to the proposed merger of Michaels with entities sponsored by Bain and Blackstone, and a claim against Bain and Blackstone for aiding and abetting the directors’ alleged breach of fiduciary duty. In addition to the relief previously sought by the plaintiffs, as a result of these new claims, the plaintiffs seek (a) to enjoin the proposed merger (or declare it void, if it is consummated), (b) to require the defendants to disgorge the property they received as a result of their allegedly wrongful conduct and (c) an indeterminate amount of damages from the defendants, jointly and severally.

By court order dated August 18, 2006, the Gottlieb and Schuman actions were consolidated with the Fathergill action described above.

Dutil Claim

On September 11, 2003, Leo J. Dutil filed a purported stockholder derivative action, which is pending in the United States District Court for the Northern District of Texas, Dallas Division. The lawsuit names certain former and current officers and directors as individual defendants and Michaels as a nominal defendant. In this derivative action, the plaintiff makes allegations of fact similar to those made in the March 21, 2003 Fathergill petition described above. The plaintiff asserts claims against the individual defendants for breach of fiduciary duty, misappropriation of confidential information, and contribution and indemnification. All of these claims are asserted derivatively on behalf of Michaels. On August 31, 2006, the plaintiff filed a notice of dismissal seeking to dismiss the case in its entirety without prejudice.

Hulliung Claim

On June 19, 2006, Albert Hulliung filed a purported stockholder derivative action, which is pending in the United States District Court, Northern District of Texas, Dallas Division. The lawsuit named our Chairman of the Board and Vice Chairman of the Board, all of Michaels’ other current directors, one additional current officer and certain of our former officers as individual defendants and Michaels as a nominal defendant. In connection with the granting and repricing of certain stock options between 1993 and 2001, the plaintiff asserted claims of (a) breaches of fiduciary duty and violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against all the individual defendants and (b) unjust enrichment against our Chairman of the Board, Vice Chairman of the Board, one other director and the other current officer and former officers named in the lawsuit. The plaintiff sought, among other relief, an indeterminate amount of damages from the individual defendants and disgorgement of certain options and any proceeds derived therefrom from the defendants against whom the unjust enrichment claim was asserted. All of these claims were asserted derivatively on behalf of Michaels.

On July 27, 2006, the plaintiff amended his complaint adding certain other former and current officers and one former director of Michaels as individual defendants and including allegations similar to those set forth in the second amended (July 10, 2006) Fathergill Petition, described above. The plaintiff asserts claims derivatively on behalf of Michaels for (a) breach of fiduciary duty and violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by each of the individual defendants, (b) unjust enrichment against certain of the individual defendants who received stock options during the relevant period and (c) insider selling against certain of the individual defendants who sold Michaels Common Stock during the time period. Additionally, the plaintiff purports to represent a class of Michaels’ shareholders. The plaintiff seeks, among other relief, (i) an indeterminate amount of damages from the individual defendants, (ii) restitution from, and disgorgement of proceeds derived by, the individual defendants who received stock options, (iii) the imposition of a constructive trust against the individuals who were alleged to have engaged in insider sales and (iv) other unspecified equitable relief.

Ziolkowski Claim

On July 7, 2006, James and Christine Ziolkowski filed a purported stockholder derivative action, which is pending in the United States District Court, Northern District of Texas, Dallas Division. The lawsuit names certain former and current officers and directors of Michaels as individual defendants, and Michaels as a nominal defendant. In connection with the granting of stock options to the named officers, the plaintiffs assert claims of (a) breaches of fiduciary duty and violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by each of the individual defendants, (b) aiding and abetting of the named officers’ breach of their fiduciary duties by the director defendants and (c) unjust enrichment and rescission against the named officers. The plaintiffs seek, among other relief, (i) an indeterminate amount of damages from the individual defendants, (ii) restitution from, and disgorgement of proceeds derived by, the named officers with respect to the alleged acts, (iii) rescission of all option contracts granted to the named officers, and cancellation of any current or future obligations of Michaels under any executory contracts obtained by the named officers as a result of the alleged acts, (iv) formation of a constructive trust to hold all executory option contracts issued to the named officers and (v) punitive damages against the named officers. All of these claims are asserted derivatively on behalf of Michaels.

Massachusetts Laborers’ Annuity Fund Claim

On September 6, 2006, the Massachusetts Laborers’ Annuity Fund filed a putative class action on behalf of itself and all holders of Michaels Common Stock during the period of May 4, 2004 through the present. The lawsuit is pending in the United States District Court, Northern District of Texas, Dallas Division, and names Michaels and all of its current directors as defendants. The plaintiff alleges that the defendants misrepresented and/or omitted material facts in Michaels’ annual proxy statements for 2004, 2005 and 2006, including, among other things, that Michaels’ reported financial results inflated its reported earnings by not properly recording stock-based compensation expense relating to the granting of stock options, that problems with Michaels’ internal controls prevented it from issuing accurate financial reports and projections, and that Michaels’ directors had received and acquiesced in the granting of backdated stock options. The plaintiff asserts claims against all of the defendants of (a) violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder and (b) violations of Section 20(a) of the Securities Exchange Act of 1934. The plaintiff seeks, among other relief, an indeterminate amount of damages from the defendants and equitable or injunctive relief, including the rescission of stock option grants. The Company has not yet had time to evaluate this claim.

Employee Class Action Claims

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

Morris Claim

On November 16, 2005, Geoffrey Morris, a former Aaron Brothers employee in San Diego, California, commenced a proposed class action proceeding against Aaron Brothers, Inc. on behalf of himself and current and former Aaron Brothers employees in California from November 16, 2001 to the present. The Morris suit was filed in the Superior Court of California, County of San Diego, and alleges that Aaron Brothers failed to pay overtime wages, reimburse the plaintiff for necessary expenses (including the cost of gas used in driving his car for business purposes), and provide adequate meal and rest breaks (or compensation in lieu thereof). The Morris suit also alleges that this conduct was in breach of California’s unfair competition law. The plaintiff seeks injunctive relief, damages for unpaid overtime pay, meal break penalties, waiting time penalties, interest, and attorneys’ fees and costs. Morris filed an Amended Complaint on June 8, 2006 and now seeks to represent a class of current and former assistant managers only. We are in the early stages of our investigation; however, we believe that the Morris claim lacks merit, and we intend to vigorously defend our interests. We are unable to estimate a range of possible loss, if any, in this claim.

Olivas Claim

On December 2, 2005, Sandra Olivas and Jerry Soskins, former Michaels store managers in Los Angeles, California, commenced a proposed class action proceeding against Michaels Stores, Inc. on behalf of themselves and current and former salaried store employees employed in California from December 1, 2001 to the present. The Olivas suit was filed in the Superior Court of California, County of Los Angeles and was subsequently removed to the United States District Court for the Central District of California. The Olivas suit alleged that Michaels failed to pay overtime wages, accurately record hours worked, and provide itemized employee wage statements. The Olivas suit also alleged that this conduct was in breach of California’s unfair competition law. On August 10, 2006, the District Court dismissed all class allegations and remanded the remaining individual claims. We are unable to estimate a range of possible loss, if any, in these claims.

Governmental Inquiries and Related Matters

Non-U.S. Trust Inquiry

In early 2005, the District Attorney’s office of the County of New York and the SEC opened inquiries concerning non-U.S. trusts that directly or indirectly hold and have held shares of Michaels Common Stock and Common Stock options. The staff of a U.S. Senate subcommittee and a federal grand jury requested information with respect to the same facts. We are cooperating in these inquiries and have provided information in response to the requests.

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

Following the filing by Charles Wyly and Sam Wyly of an amended Schedule 13D with the SEC on April 8, 2005, stating that they may be deemed the beneficial owners of Michaels securities held directly or indirectly by the non-U.S. trusts, we disclosed in a press release that, as of March 31, 2005, under SEC Rule 13d-3, Charles Wyly may be deemed the owner of 6,045,818 shares, or 4.4% of our then outstanding Common Stock, and Sam Wyly may be deemed the beneficial owner of 4,822,534 shares, or 3.5% of our then outstanding Common Stock. In our 2005 and 2006 proxy statements, we included the securities held in the non-U.S. trusts or their separate subsidiaries, as reported by the Wylys, in the beneficial ownership table of our principal stockholders and management, with appropriate footnotes.

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

On March 15, 2006, the Board of Directors appointed a special committee of the Board to investigate and make decisions on behalf of Michaels with respect to the potential Section 16 liability issue. The members of the special committee are Richard C. Marcus (Chairman), Cece Smith and Liz Minyard, all independent Board members. The special committee has the full authority of the Board to make all decisions with respect to the potential Section 16 issues, including the authority to approve or reject the proposed settlement, to negotiate the terms of any settlement, and, if there is no agreed settlement, to take all other actions it deems necessary or appropriate to resolve the potential Section 16 liability issues. As discussed below, the Board of Directors has also given the special committee the full authority of the Board to make decisions for Michaels relating to the allegations in the Fathergill derivative suit related to the transactions and holdings of Michaels Common Stock by certain of the non-U.S. trusts, including investigating the allegations and determining what actions Michaels should take concerning those allegations. In addition, the Board has given the special committee authority to investigate and respond to the governmental inquiries, described above, but reserving to the full Board the authority to decide upon proposed actions or decisions concerning the pursuit, compromise or ultimate resolution of any claim or dispute with respect to those governmental inquiries. The special committee has retained independent counsel to advise it in these matters.

Stock Options Inquiry

On June 15, 2006, following Michaels’ announcement that its Audit Committee had initiated an internal review, described below, into the Company’s historical stock option practices, Michaels received a letter from the Division of Enforcement of the SEC requesting that the Company preserve all documents concerning its granting of stock options from 1990 through the present and stating that the SEC intends to request production of such documents in the future. On June 16, 2006, Michaels received a grand jury subpoena issued by the U.S. District Court for the Southern District of New York requesting documents relating to the granting of stock options during the period 1996 to the present; however, on September 6, 2006, the Company was informed that the Office of the United States Attorney for the Southern District of New York had withdrawn this grand jury subpoena. The Company has been informed that the withdrawal of this subpoena is in connection with the transfer of this matter to the Fraud Section of the Department of Justice. On July 27, 2006, Michaels received a grand jury subpoena issued by the U.S. District Court for the Northern District of Texas requesting documents relating to the granting of stock options during the period 1990 to the present. The Company believes that this subpoena is part of the transfer of this matter to the Fraud Section of the Department of Justice. On August 28, 2006, the Board of Directors appointed a special committee of the Board to investigate and make decisions on behalf of Michaels with respect to these subpoenas and any stock option grant issue raised by the SEC. The members of the special committee are Liz Minyard (Chairman) and Cece Smith, each an independent Board member. The Board has also designated the special committee to investigate and make decisions on behalf of Michaels with respect to allegations regarding Michaels’ historical stock option practices asserted in each of the Fathergill, Gottlieb and Schuman, Hulliung and Ziokowski claims, described above under “Shareholder Claims.” The special committee has the full authority of the Board with respect to the matters described above and has been given the power to engage experts and advisors, including independent legal counsel.

Internal Review of Stock Options Practices and Related Accounting

Based on media reports regarding historical stock options practices at other publicly traded companies regarding allegations of “backdating” option grants, the Company’s Audit Committee has conducted an internal review into the Company’s historical stock option practices, including a review of the Company’s underlying option grant documentation and procedures and related accounting. In accordance with New York Stock Exchange requirements, the Audit Committee is composed solely of independent directors. The Audit Committee’s internal review was conducted with the assistance of independent legal counsel and outside accounting experts. The Company’s independent registered public accounting firm was informed about the internal review. The Company also voluntarily reported the commencement of this review to the Securities and Exchange Commission.

The Audit Committee review has focused principally on the question of whether there may have been intentional wrongdoing in the Company’s historical stock options granting practices. On August 25, 2006, the Audit Committee’s independent legal counsel presented its final report to the Audit Committee, which stated that the investigation conducted by independent counsel did not support a conclusion that there was intentional misconduct. Based on the independent counsel report, the Audit Committee concluded that the results of the investigation did not support a finding of intentional misconduct.

In connection with the Audit Committee review, the Company has substantially completed an internal review of historical stock options practices and related accounting issues from 1990 to the present. In this review, the Company has been advised, with respect to specific Delaware law issues, by independent Delaware counsel and, with respect to specific Texas law issues, by independent Texas counsel. Management of the Company has discussed its current analyses and related judgments, described below, with the Company’s independent registered public accounting firm and with the Audit Committee.

The Company has used its stock option program as a key component of compensation for both its officers and a broad group of non-officer employees. Historically, the Company has granted stock options principally, but not invariably, utilizing a process in which an authorized committee of the Board would approve stock option grants from time to time through unanimous written consent resolutions with specified effective dates that generally preceded the date on which the consents were fully executed by members of the applicable committee. Since October 2001, the Company has continued to use unanimous written consent resolutions to grant stock options but in a modified process based on established pre-determined effective grant dates and generally pre-determined grant levels for its stock option program. Prior to October 2001, some grants were made on the basis of pre-determined grant dates and pre-determined grant levels; others were not. Most of the stock option grants during the period under review were dated prior to the approval of the grants by the Board or a Board committee for various reasons, including, the design and use of the unanimous written consent process, delays in the initiation of the written consents, general administrative deficiencies, and actions taken to correct what the Company believed were mistakes or omissions in the grant process. Notwithstanding that the Audit Committee concluded that the results of the investigation did not support a finding of intentional misconduct, the Company has identified accounting issues related to certain of the stock option grants prior to October 2001.

The Company has historically considered the effective date specified in an option and the effective date specified in the written consents by the applicable committee as the accounting measurement date for determining stock-based compensation expense under APB No. 25, Accounting for Stock Issued to Employees. For all of the post-October 2001 options grants and for many of the pre-October 2001 options grants, the Company has concluded that the accounting measurement date historically used was correct and appropriate, and that there is no unrecognized non-cash compensation expense with respect to those grants. However, for certain grants that were reviewed in the period 1990 to 2001, based on the advice it received and its own review of Company records, the Company currently believes that the measurement date would likely be considered to differ from the measurement date originally used in accounting for such grants. In connection with those grants, the Company is unable to definitively determine the actual measurement date based on its currently existing records. The Company estimated the measurement date based on its knowledge of the approval process, subsequent meetings that occurred, and estimates of the time that would have lapsed to obtain documented approval for those grants. To the extent the exercise price of an option was less than the fair market value of the Company’s common stock on an estimated measurement date different than the original measurement date, the difference represents the Company’s estimate of the amount of non-cash compensation expense that should have been recorded over the vesting period of the option.

Based on the Company’s current analysis, the estimated amount of additional non-cash compensation cost that should have been recorded was approximately $22.5 million, net of income taxes of approximately $13.5 million, all of which relates to periods prior to fiscal 2001. The amounts do not affect results of operations or the statement of cash flows in any period presented in this report or in the Company’s Annual Report on Form 10-K for fiscal 2005. As all stock options in question were exercised prior to the end of fiscal 2005, the effect on the Company’s financial position as of January 28, 2006 and as of July 29, 2006 as presented in this report would be an adjustment to both retained earnings and accumulated paid in capital in the amount of any unrecorded non-cash compensation cost, with no impact on total stockholders’ equity. Based on the Company’s current analysis and judgments, any misstatement of the Company’s financial statements in any period presented in this report or in its fiscal 2005 Form 10-K is not considered material.

As the Company’s review is not complete as of the date of this filing, additional information may become available which could cause the Company’s current estimates and judgments to change materially. However, the Company currently believes that a restatement of the Company’s prior period financial statements will not be required.

The Company is also evaluating whether previously deducted compensation related to exercised stock options might be non-deductible under Section 162(m) of the Internal Revenue Code, which could result in additional taxes and interest related to the prior deductions. The Company currently believes that the amount of tax deductions it would be unable to recognize, if any, would not be material to results of operations, cash flow, or the Company’s financial position, but has not finalized its assessment of this matter.

A number of shareholder lawsuits have been filed, and one previously filed lawsuit has been amended to add claims, against the current and certain former directors and certain current and former officers of Michaels relating to the Company’s historical stock option practices. The Company is named as a defendant rather than merely as a nominal defendant in only one of these actions. See “— Shareholder Claims” above. The Company has received a grand jury subpoena and has received a notice letter from the SEC with respect to documents relating to our historical stock option practices. See “— Governmental Inquires and Related Matters—Stock Options Inquiry” above.

General

We are a defendant from time to time in lawsuits incidental to our business. Based on currently available information, we believe that resolution of all known contingencies is uncertain. There can be no assurance that future costs of such litigation would not be material to our financial position, results of operations, or cash flows.

Item 1A.	Risk Factors.

Other than as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

The proposed merger with entities sponsored by Bain and Blackstone is subject to certain closing conditions and is the subject of certain lawsuits that could result in the merger not being completed, which may in turn result in a decline in the price of Michaels Common Stock.

The proposed merger with the entities sponsored by Bain and Blackstone is subject to customary conditions to closing, including the receipt of shareholder approval. Many of the conditions to closing are outside our control. If any condition to the closing of the merger is not satisfied or, if permissible, waived, the merger will not be completed. Furthermore, certain lawsuits have been filed challenging the merger. These lawsuits could result in the merger not being completed or in a delay in the completion of the merger.

If we do not complete the merger, the price of our Common Stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed with shareholders receiving $44 for each share of our Common Stock held. We will also be obligated to pay certain professional fees and related expenses in connection with the merger, whether or not the merger is completed. In addition, we have expended, and will continue to expend, significant management resources in an effort to complete the merger. If the merger is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit. Further, upon termination of the merger agreement under certain specified circumstances, we will be required to pay a termination fee of $120 million to other parties to the agreement.

Whether or not the merger with entities sponsored by Bain and Blackstone is completed, the announcement and pendency of the merger could cause disruptions in our operations, which could have an adverse effect on our business and financial results.

Whether or not the merger with entities sponsored by Bain and Blackstone is completed, there are various uncertainties and risks arising in connection with the announcement and pendency of the merger, including:

•	Management’s attention may be diverted to completion of the merger and away from execution of existing business plans, which could disrupt operations and have a material adverse effect on our operating results; and

•	Perceived uncertainties as to our future direction may result in the loss of employees or business partners.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our 2006 Annual Meeting of Stockholders was held on June 20, 2006. The following items of business, as proposed in the Proxy Statement dated May 4, 2006, were presented to the stockholders:

Election of Directors

The six director nominees, information with respect to which was set forth in the Proxy Statement under the caption titled “Proposal for Election of Directors,” were elected. The vote with respect to the election of these directors was as follows:

		Total Vote
	Total Vote	Withheld
	for Each	for Each
	Director	Director

Charles J. Wyly, Jr.	121,710,509	3,942,194
Sam Wyly	121,567,127	4,085,576
Richard E. Hanlon	93,449,075	32,203,628
Richard C. Marcus	91,567,127	34,085,576
Liz Minyard	120,954,034	4,698,669
Cece Smith	123,889,881	1,762,822

Each elected director will serve until the next annual meeting of stockholders or until his or her successor is duly elected and qualified or until the earlier of his or her resignation, death, or removal.

Ratification of the Selection of Our Independent Auditors

The selection of Ernst & Young LLP as our independent auditors for fiscal 2006, information with respect to which was set forth in the Proxy Statement under the caption titled “Proposal for Ratification of the Selection of Our Independent Registered Accounting Firm,” was ratified. The vote with respect to this ratification was as follows:

For	125,504,857
Against	72,799
Abstentions	75,047

125,652,703

Item 6.	Exhibits.

(a) Exhibits:

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of June 30, 2006, among Bain Paste Mergerco, Inc., Blackstone Paste Mergerco, Inc., Bain Paste Finco, LLC, Blackstone Paste Finco, LLC and Michaels Stores, Inc. (previously filed as Exhibit 2.1 to Form 8-K filed by Registrant on July 6, 2006, SEC File No. 001-09338).

2.2	First Amendment to Agreement and Plan of Merger, dated as of September 1, 2006, among Bain Paste Mergerco, Inc., Blackstone Paste Mergerco, Inc., Bain Paste Finco, LLC, Blackstone Paste Finco, LLC and Michaels Stores, Inc. (previously filed as Exhibit 2.1 to Form 8-K filed by Registrant on September 5, 2006, SEC File No. 001-09338).

31.1	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Gregory A. Sandfort pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

MICHAELS STORES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAELS STORES, INC.

By:	/s/ Jeffrey N. Boyer
Jeffrey N. Boyer
President and Chief Financial Officer
(Principal Financial Officer)

Dated: September 7, 2006

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of June 30, 2006, among Bain Paste Mergerco, Inc., Blackstone Paste Mergerco, Inc., Bain Paste Finco, LLC, Blackstone Paste Finco, LLC and Michaels Stores, Inc. (previously filed as Exhibit 2.1 to Form 8-K filed by Registrant on July 6, 2006, SEC File No. 001-09338).

2.2	First Amendment to Agreement and Plan of Merger, dated as of September 1, 2006, among Bain Paste Mergerco, Inc., Blackstone Paste Mergerco, Inc., Bain Paste Finco, LLC, Blackstone Paste Finco, LLC and Michaels Stores, Inc. (previously filed as Exhibit 2.1 to Form 8-K filed by Registrant on September 5, 2006, SEC File No. 001-09338).

31.1	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Gregory A. Sandfort pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).