Form 10-Q
period 2006-10-28
MICHAELS STORES INC
filed 2006-12-07
CIK 740670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2006

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

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Title	Shares Outstanding as of October 31, 2006
Common Stock, par value $.10 per share	137,147,914

MICHAELS STORES, INC.

FORM 10-Q

Part I—FINANCIAL INFORMATION

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 6.	Exhibits
Signatures

MICHAELS STORES, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 28,	January 28,	October 29,
	2006	2006	2005

ASSETS
Current assets:
Cash and equivalents	$315,249	$452,449	$112,517
Merchandise inventories	979,600	784,032	1,046,990
Prepaid expenses and other	52,425	44,042	49,033
Deferred and prepaid income taxes	36,692	34,125	94,021
Total current assets	1,383,966	1,314,648	1,302,561
Property and equipment, at cost	1,108,575	1,011,201	990,171
Less accumulated depreciation	(661,611)	(586,382)	(571,554)
	446,964	424,819	418,617
Goodwill	115,839	115,839	115,839
Other assets	24,119	20,249	18,362
	139,958	136,088	134,201
Total assets	$1,970,888	$1,875,555	$1,855,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$244,981	$193,595	$253,034
Accrued liabilities and other	277,725	282,499	259,154
Income taxes payable	—	20,672	—
Total current liabilities	522,706	496,766	512,188
Deferred income taxes	—	2,803	17,437
Other long-term liabilities	90,586	88,637	85,582
Total long-term liabilities	90,586	91,440	103,019
	613,292	588,206	615,207
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.10 par value, 2,000,000 shares authorized; none issued	—	—	—
Common Stock, $0.10 par value, 350,000,000 shares authorized; 136,313,415 shares issued and 133,547,015 shares outstanding at October 28, 2006, 133,821,417 shares issued and 132,986,517 shares outstanding at January 28, 2006, and 134,800,844 shares issued and outstanding at October 29, 2005	13,631	13,382	13,480
Additional paid-in capital	458,630	386,627	411,023
Retained earnings	971,389	907,773	803,889
Treasury Stock (2,766,400 shares at October 28, 2006, 834,900 shares at January 28, 2006, and none at October 29, 2005)	(94,127)	(27,944)	—
Accumulated other comprehensive income	8,073	7,511	11,780
Total stockholders’ equity	1,357,596	1,287,349	1,240,172
Total liabilities and stockholders’ equity	$1,970,888	$1,875,555	$1,855,379

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Quarter Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Net sales	$896,080	$839,663	$2,496,825	$2,406,172
Cost of sales and occupancy expense	575,075	535,155	1,582,126	1,519,622
Gross profit	321,005	304,508	914,699	886,550

Selling, general, and administrative expense	263,884	251,235	747,800	702,233
Store pre-opening costs	1,684	2,456	4,642	6,650
Operating income	55,437	50,817	162,257	177,667

Interest expense	225	226	649	20,813
Other (income) and expense, net	(2,716)	(3,038)	(13,207)	(8,088)
Income before income taxes and cumulative effect of accounting change	57,928	53,629	174,815	164,942

Provision for income taxes	21,868	20,382	65,993	62,680
Income before cumulative effect of accounting change	36,060	33,247	108,822	102,262
Cumulative effect of accounting change, net of income tax of $54.2 million	—	—	—	88,488
Net income	$36,060	$33,247	$108,822	$13,774

Basic earnings per common share:
Income before cumulative effect of accounting change	$0.27	$0.25	$0.82	$0.75
Cumulative effect of accounting change, net of income tax	—	—	—	(0.65)
Net income	$0.27	$0.25	$0.82	$0.10

Diluted earnings per common share:
Income before cumulative effect of accounting change	$0.27	$0.24	$0.81	$0.74
Cumulative effect of accounting change, net of income tax	—	—	—	(0.64)
Net income	$0.27	$0.24	$0.81	$0.10

Dividends declared per common share	$0.12	$0.10	$0.34	$0.27

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 28,	October 29,
	2006	2005
Operating activities:
Net income	$108,822	$13,774
Adjustments:
Depreciation	84,778	72,656
Amortization	281	292
Share-based compensation	15,557	23,578
Tax benefits from stock options exercised	(20,740)	(18,892)
Non-cash charge for the cumulative effect of accounting change	—	142,723
Loss from early extinguishment of debt	—	12,136
Other	226	389
Changes in assets and liabilities:
Merchandise inventories	(195,818)	(251,848)
Prepaid expenses and other	(9,166)	(22,420)
Deferred income taxes and other	(8,106)	(14,429)
Accounts payable	29,342	(3,232)
Accrued liabilities and other	13,354	20,640
Income taxes payable	(2,471)	(66,431)
Other long-term liabilities	2,984	10,265
Net cash provided by (used in) operating activities	19,043	(80,799)

Investing activities:
Additions to property and equipment	(107,679)	(85,785)
Purchases of short-term investments	—	(226)
Sales of short-term investments	—	50,605
Net proceeds from sales of property and equipment	14	—
Net cash used in investing activities	(107,665)	(35,406)

Financing activities:
Repayment of Senior Notes	—	(209,250)
Cash dividends paid to stockholders	(42,563)	(32,670)
Repurchase of Common Stock	(66,182)	(119,133)
Proceeds from stock options exercised	35,608	32,285
Tax benefits from stock options exercised	20,740	18,892
Proceeds from issuance of Common Stock and other	1,804	2,746
Change in cash overdraft	2,015	—
Net cash used in financing activities	(48,578)	(307,130)

Net decrease in cash and equivalents	(137,200)	(423,335)
Cash and equivalents at beginning of period	452,449	535,852
Cash and equivalents at end of period	$315,249	$112,517

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended October 28, 2006

(Unaudited)

Note 1.  Summary of Significant Accounting Policies

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other items, as disclosed) considered necessary for a fair presentation have been included. Because of the seasonal nature of our business, the results of operations for the quarter ended October 28, 2006 are not indicative of the results to be expected for the entire year.

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

All references herein to “fiscal 2006” relate to the 53 weeks ending February 3, 2007 and all references to “fiscal 2005” relate to the 52 weeks ended January 28, 2006. In addition, all references herein to “the third quarter of fiscal 2006” and “the first nine months of fiscal 2006” relate to the 13 and 39 weeks ended October 28, 2006, respectively, and all references to “the third quarter of fiscal 2005” and “first nine months of fiscal 2005” relate to the 13 and 39 weeks ended October 29, 2005, respectively.

Amounts as of and for the three and nine months ended October 29, 2005 were restated to reflect weighted average cost accounting for inventory and the impact of expensing stock options under SFAS No. 123(R). The changes to our accounting policies are more fully described in Note 2 to these financial statements.

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

Merchandise Inventories

We value our merchandise inventories at Michaels stores at the lower of average cost or market, with cost determined using a weighted average inventory method. We utilize perpetual inventory records to value inventory in our Michaels stores. Physical inventory counts are performed in a significant number of stores at the end of each fiscal quarter by a third party inventory counting service firm, with substantially all stores open longer than one year subject to at least one annual count. We adjust our perpetual records based on the results of the physical counts.

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

We maintain a provision for estimated shrinkage based on the actual historical results of our physical inventories. We compare these estimates to the actual results of the physical inventory counts as they are taken and adjust our shrink estimates accordingly. We also record adjustments to the value of inventory equal to the difference between the carrying value and the estimated market value, based on assumptions about future demand.

We value the inventory in our distribution centers, Aaron Brothers stores, Star Decorators Wholesale stores, and custom framing operations at the lower of average cost or market, with cost determined using a weighted average cost method. The cost of inventory also includes certain costs associated with the warehousing, handling, purchasing, and transporting of the inventory.

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

We record a gift card liability on the date we issue the gift card to the customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. We escheat the value of unredeemed gift cards where required by law. Any remaining liabilities not subject to escheatment are evaluated to determine whether the likelihood of the gift card being redeemed is remote (gift card breakage). We recognize gift card breakage as revenue, by applying our estimate of the rate of gift card breakage to the amount we expect will go unused and not subject to escheatment, over the period of estimated performance. Our estimates of the gift card breakage rate are based on customers’ historical redemption rates and patterns, which may not be indicative of future redemption rates and patterns.

Costs of Sales and Occupancy Expenses

Included in our costs of sales are the following:

• purchase price or invoiced cost of merchandise, net of vendor allowances and rebates,

• inbound freight, inspection costs, and duties,

• warehousing, handling, transportation, and distribution costs (including internal transfer costs such as DC to store freight costs) and purchasing and receiving costs, and

• share-based compensation costs.

These costs are included in merchandise inventories and expensed as the merchandise is sold.

Included in our occupancy expenses are the following:

• store expenses such as rent, insurance, taxes, common area maintenance, utilities, repairs and maintenance,

• amortization of store buildings and leasehold improvements, and

• store closure costs

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

Share-Based Compensation

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

Reclassifications

Certain prior period amounts were reclassified to conform to current year presentation.

Note 2.  Changes in Accounting

As more fully described in our fiscal 2005 Annual Report on Form 10-K, we changed our method of accounting for merchandise inventories from a retail inventory method to the weighted average cost (“WAC”) method in the fourth quarter of fiscal 2005, effective as of the beginning of that fiscal year. We also adopted SFAS No. 123(R), Share-Based Payment, during the fourth quarter of fiscal 2005 using the modified retrospective transition method from the beginning of fiscal 2005. As a result of these accounting changes, certain items on our consolidated balance sheets and statements of cash flows for the third quarter of fiscal 2005 are not comparable to previously reported amounts on our Form 10-Q, although total cash flows did not change as a result of these changes in accounting. We presented the effects on the income statement of adopting these policies in our fiscal 2005 Annual Report on Form 10-K.

The following table reconciles the line items in our consolidated balance sheets and statements of cash flows from the previously reported amounts to the adjusted amounts (in thousands):

	As Previously Reported	WAC Adjustments	SFAS No. 123(R) Adjustments	As Adjusted
Quarter Ended October 29, 2005
Balance Sheet
Merchandise inventories	$1,214,504	$(169,093)	$1,579	$1,046,990
Deferred and prepaid income taxes	30,405	64,276	(660)	94,021
Other assets	18,676	—	(314)	18,362
Deferred income taxes	26,848	—	(9,411)	17,437
Additional paid-in-capital	386,330	—	24,693	411,023
Retained earnings	922,907	(104,398)	(14,620)	803,889
Accumulated other comprehensive income	12,199	(419)	—	11,780

Nine Months Ended October 29, 2005
Statement of Cash Flows
Net income	132,790	(104,396)	(14,620)	13,774
Share-based compensation expense	—	—	23,578	23,578
Non-cash charge for the cumulative effect of accounting change	—	142,723	—	142,723
Merchandise inventories	(278,109)	25,661	600	(251,848)
Deferred income taxes and other	(4,871)	—	(9,558)	(14,429)
Income taxes payable	(2,445)	(63,986)	—	(66,431)
Tax benefits from stock options exercised (a reclassification from operating activities to financing activities)	—	—	(18,892)	(18,892)

Note 3.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Quarter Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
	(In thousands, except per share data)
Numerator:
Income before cumulative effect of accounting change	$36,060	$33,247	$108,822	$102,262
Cumulative effect of accounting change, net of income tax	—	—	—	88,488
Net income	$36,060	$33,247	$108,822	$13,774

Denominator:
Denominator for basic earnings per common share - weighted average shares	133,361	135,395	132,684	135,729
Effect of dilutive securities: Employee stock options	2,382	1,875	2,129	1,987
Denominator for diluted earnings per common share - weighted average shares adjusted for dilutive securities	135,743	137,270	134,813	137,716

Basic earnings per common share:
Income before cumulative effect of accounting change	$0.27	$0.25	$0.82	$0.75
Cumulative effect of accounting change, net of income tax	—	—	—	(0.65)
Net income	$0.27	0.25	0.82	0.10

Diluted earnings per common share:
Income before cumulative effect of accounting change	$0.27	$0.24	$0.81	$0.74
Cumulative effect of accounting change, net of income tax	—	—	—	(0.64)
Net income	$0.27	$0.24	$0.81	$0.10

We did not repurchase any shares of our Common Stock during the third quarter of fiscal 2006. Our repurchase of 1.4 million shares of our Common Stock in the third quarter of fiscal 2005 reduced the number of weighted average shares outstanding by 650,000 for the three months ended October 29, 2005. Our purchase of 1.9 million and 3.3 million shares of our Common Stock, during the first nine months of fiscal 2006 and 2005, respectively, reduced our number of weighted average shares outstanding by 1.6 million and 1.4 million for the nine months ended October 28, 2006 and October 29, 2005, respectively.

Note 4.  Share-Based Compensation

Our Compensation Committee administered our option and awards plans that were in effect prior to the Merger as discussed in Note 9 to these consolidated financial statements. On April 21, 2006, our Compensation Committee approved amendments to the award agreements under the 1997 Stock Option Plan and the 2005 Incentive Compensation Plan to add a provision that accelerated the vesting of awards under those Plans upon a change in control. Options issued under our 2001 General Stock Option Plan and 2001 Employee Stock Option Plan already contained an acceleration provision that was triggered as a result of the Merger. Under the 2001 Plans, our Board of Directors had the power to defer the acceleration of vesting until the actual consummation of a change in control, thereby conforming the accelerated vesting of options under those plans to the accelerated vesting provision in the awards under the 1997 Stock Options Plan and the 2005 Incentive Compensation Plan.

Upon the Merger, which occurred subsequent to the third quarter of fiscal 2006, we accelerated approximately $23.3 million of unrecognized compensation cost related to the accelerated vesting of awards and also recognized approximately $95.8 million of incremental compensation expense related to the cash payout of the awards. Pursuant to SFAS No. 123(R), because the intrinsic value of the awards was settled in cash by Michaels, the total share-based compensation expense we were required to recognize was equal to the intrinsic value of the settled awards, less any previously recognized share-based compensation cost for those awards outstanding as of the settlement date.

Note 5.  Debt

9¼% Senior Notes due 2009

In fiscal 2001, we issued $200 million in principal amount of 9¼% Senior Notes due July 1, 2009, which were unsecured and interest thereon was payable semi-annually on each January 1 and July 1. On July 1, 2005, we redeemed the Senior Notes at a price of $1,046.25 per $1,000 of principal amount. This early redemption resulted in a pre-tax charge of $12.1 million in the second quarter of fiscal 2005, which represents a combination of a $9.3 million call premium and $2.8 million of unamortized costs associated with the Senior Notes, and was recorded as interest expense.

Credit Agreement

On November 18, 2005, we entered into a new five-year, $300 million senior unsecured credit facility with Bank of America, N.A. and other lenders. The $300 million Credit Agreement replaced our then-existing $200 million revolving credit facility with Fleet National Bank and the other lenders, which we terminated immediately prior to entering into our $300 million Credit Agreement. We were in compliance with all terms and conditions of our $200 million credit agreement through the termination date, and we did not incur any early termination penalties in connection with its termination. No borrowings were outstanding under our $200 million credit agreement at any time during fiscal 2005.

Upon the Merger of the Company, as discussed in Note 9 to these consolidated financial statements, we terminated our $300 million Credit Agreement. We were in compliance with all terms and conditions of our $300 million credit agreement through the termination date, and we did not incur any early termination penalties in connection with its termination. No borrowings were outstanding under our $300 million credit agreement at any time during fiscal 2006.

To finance the Merger, we issued 10% Senior Notes due 2014, 11 3/8% Senior Subordinated Notes due 2016, and 13% Subordinated Discount Notes due 2016 (collectively, the “Notes”). We also executed an asset-based revolving credit facility as well as a senior secured term loan facility (collectively, the “Senior Credit Facilities”).

10% Senior Notes due 2014

On October 31, 2006, we issued $750.0 million in principal amount of 10% Senior Notes due November 1, 2014. Interest is payable semi-annually in arrears on each May 1 and November 1, commencing on May 1, 2007. The Senior Notes are guaranteed, jointly and severally, on an unsecured senior basis, by each of our subsidiaries.

The Senior Notes and the guarantees thereof are our and the guarantors’ unsecured senior obligations and (i) rank senior in right of payment to all of our and the guarantors’ existing and future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the Senior Notes (including the Senior Subordinated Notes and the Subordinated Discount Notes described below); (ii) rank equally in right of payment to all of our and the guarantors’ existing and future debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the Senior Notes; and (iii) are effectively subordinated to all of our and the guarantors’ existing and future secured debt (including obligations under the Senior Credit Facilities) to the extent of the value of the assets securing such debt.

At any time prior to November 1, 2010, we may redeem all or a part of the Senior Notes at a redemption price equal to the sum of (i) 100% of the principal amount of the Senior Notes redeemed; (ii) the Applicable Premium (as defined in the Senior Indenture); and (iii) accrued and unpaid interest to the date of redemption plus Additional Interest (as defined in the Senior Indenture).

On and after November 1, 2010, we may redeem all or part of the Senior Notes at the redemption prices (expressed as percentages of principal amount of the Senior Notes) set forth below, plus accrued and unpaid interest and Additional Interest to the applicable date of redemption if redeemed during the twelve-month period beginning on November 1 of each of the years indicated below:

Year	Percentage
2010	105.000%
2011	102.500%
2012 and thereafter	100.000%

In addition, until November 1, 2009, we may, at our option, on one or more occasions redeem up to 35% of the aggregate principal amount of Senior Notes at a redemption price equal to 110.000% of the aggregate principal amount thereof, plus accrued and unpaid interest and Additional Interest, to the applicable date of redemption, with the net cash proceeds of one or more Equity Offerings (as defined in the Senior Indenture); provided that at least 50% of the aggregate principal amount of Senior Notes remains outstanding immediately after the occurrence of each such redemption, and that each such redemption occurs within 90 days of the date of closing of each such Equity Offering.

Upon a change in control, we are required to offer to purchase all of the Senior Notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest and Additional Interest.

The Senior Indenture contains covenants limiting, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries to:

•      incur additional debt;

•      pay dividends or distributions on the Company’s capital stock or repurchase the Company’s capital stock;

•      issue stock of subsidiaries;

•      make certain investments;

•      create liens on the Company’s assets to secure debt;

•      enter into transactions with affiliates;

•      merge or consolidate with another company; and

•      sell or otherwise transfer assets.

11 3/8% Senior Subordinated Notes due 2016

On October 31, 2006, we issued $400.0 million in principal amount of 11 3/8% Senior Subordinated Notes due November 1, 2016. Interest is payable semi-annually in arrears on each May 1 and November 1, commencing on May 1, 2007. The Senior Subordinated Notes are guaranteed, jointly and severally, on an unsecured senior subordinated basis, by each of our subsidiaries.

The Senior Subordinated Notes and the guarantees thereof are our and the guarantors’ unsecured senior subordinated obligations and (i) are subordinated in right of payment to all of our and the guarantors’ existing and future senior debt, including the Senior Credit Facilities and the Senior Notes; (ii) rank equally in right of payment to all of our and the guarantors’ future senior subordinated debt; (iii) are effectively subordinated to all of our and the guarantors’ existing and future secured debt (including the Senior Credit Facilities) to the extent of the value of the assets securing such debt; and (iv) rank senior in right of payment to all of our and the guarantors’ existing and future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the Senior Subordinated Notes, including the Subordinated Discount Notes.

At any time prior to November 1, 2011, we may redeem all or a part of the Senior Subordinated Notes, at a redemption price equal to the sum of (i) 100% of the principal amount of Senior Subordinated Notes redeemed; (ii) the Applicable Premium (as defined in the Senior Subordinated Indenture); and (iii) accrued and unpaid interest to the date of redemption plus Additional Interest (as defined in the Senior Subordinated Indenture).

On and after November 1, 2011, we may redeem all or part of the Senior Subordinated Notes at the redemption prices (expressed as percentages of principal amount of the Senior Subordinated Notes) set forth below, plus accrued and unpaid interest and Additional Interest to the applicable date of redemption if redeemed during the twelve-month period beginning on November 1 of each of the years indicated below:

Year	Percentage
2011	105.688%
2012	103.792%
2013	101.896%
2014 and thereafter	100.000%

In addition, until November 1, 2009, we may, at our option, on one or more occasions redeem up to 35% of the aggregate principal amount of Senior Subordinated Notes at a redemption price equal to 111.375% of the aggregate principal amount thereof, plus accrued and unpaid interest and Additional Interest, to the applicable date of redemption, with the net cash proceeds of one or more Equity Offerings (as defined in the Senior Subordinated Indenture); provided that at least 50% of the aggregate principal amount of Senior Subordinated Notes remains outstanding immediately after the occurrence of each such redemption, and that each such redemption occurs within 90 days of the date of closing of each such Equity Offering.

Upon a change in control, we are required to offer to purchase all of the Senior Subordinated Notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest and Additional Interest. The Senior Subordinated notes Indenture contains restrictive covenants substantially similar to those of the Senior Notes described above.

13% Subordinated Discount Notes due 2016

On October 31, 2006, we issued $469.4 million in principal amount at maturity of 13% Subordinated Discount Notes due on November 1, 2016. No cash interest is payable on the Subordinated Discount Notes prior to November 1, 2011. Beginning on November 1, 2011, cash interest will accrue and is payable semi-annually in arrears on each May 1 and November 1 (the first cash interest payment date is May 1, 2012). The Subordinated Discount Notes are guaranteed, jointly and severally, on an unsecured subordinated basis, by each of our subsidiaries.

The Subordinated Discount Notes and the guarantees thereof are our and the guarantors’ unsecured subordinated obligations and (i) are subordinated in right of payment to all of our and the guarantors’ existing and future senior debt (including the Senior Credit Facilities, the Senior Notes and the Senior Subordinated Notes), and (ii) are effectively subordinated to all of our and the guarantors’ secured debt (including the Senior Credit Facilities to the extent of the value of the assets securing such debt).

At any time prior to November 1, 2011, we may redeem all or part of the Subordinated Discount Notes at a redemption price equal to the sum of 100% of the Accreted Value (as defined in the Subordinated Discount Indenture) of the Subordinated Discount Notes

redeemed plus the Applicable Premium (as defined in the Subordinated Discount Indenture) as of the date of redemption.

On and after November 1, 2011, we may redeem all or part of the Subordinated Discount Notes at the redemption prices (expressed as percentages of Accreted Value of the Subordinated Discount Notes to be redeemed) set forth below, plus accrued and unpaid interest and Additional Interest (to the extent not already included in Accreted Value) as of the applicable date of redemption if redeemed during the twelve-month period beginning on November 1 of each of the years indicated below:

Year	Percentage
2011	106.500%
2012	104.333%
2013	102.167%
2014 and thereafter	100.000%

In addition, until November 1, 2009, we may, at our option, on one or more occasions redeem up to 35% of the aggregate principal amount of Subordinated Discount Notes at a redemption price equal to 113.000% of the Accreted Value thereof, with the net cash proceeds of one or more Equity Offerings (as defined in the Subordinated Discount Indenture); provided that at least 50% of the sum of the aggregate principal amount at maturity of Subordinated Discount Notes originally remains outstanding immediately after the occurrence of each such redemption, and that each such redemption occurs within 90 days of the date of closing of each such Equity Offering.

On May 1, 2012, and, if necessary, any interest payment date thereafter prior to the maturity date, we are required to redeem a portion of each Subordinated Discount Note outstanding on such date equal to an amount sufficient, but not in excess of the amount necessary, to ensure that a Subordinated Discount Note will not be an “applicable high yield discount obligation” within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986. These redemptions are to be at a price equal to 100% of the Accreted Value as of the date of redemption.

Upon a change in control, we are required to offer to purchase all of the Subordinated Discount Notes at a price in cash equal to 101% of the Accreted Value, plus accrued and unpaid interest and Additional Interest. The Subordinated Discount indenture contains restrictive covenants substantially similar to those of the Senior Notes described above.

Asset-based revolving credit facility

On October 31, 2006, we executed a senior secured asset-based revolving credit facility with Bank of America, N.A. and other lenders (“Asset-based revolving credit facility”). The Asset-based revolving credit facility provides senior secured financing of up to $1.0 billion, subject to a borrowing base as described below. Upon consummation of the Merger, the borrowing base was $930.3 million, of which we borrowed $400.0 million. Borrowing capacity is available for letters of credit and borrowings on same-day notice (“Swingline Loans”).

The borrowing base equals the sum of (i) 90% of eligible credit card receivables and debit card receivables; (ii) between 85% and 90% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit; (iii) a percentage of eligible in-transit inventory, less certain reserves; and, (iv) the sum of an additional 10% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit plus an additional 5% of eligible credit card receivables and debit card receivables (collectively, the “last out tranche”), up to a maximum amount of $100.0 million.

The Asset-based revolving credit facility provides us with the right to request up to $200.0 million of additional commitments under this facility after successful syndication of the facility. The facility was since successfully syndicated. The lenders under this facility are not under any obligation to provide any such additional commitments, and any increase in commitments is subject to customary conditions precedent. If we were to request any such additional commitments, and the existing lenders or new lenders were to agree to provide such commitments, the facility size could be increased to up to $1.2 billion, but our ability to borrow under this facility would still be limited by the amount of the borrowing base.

Borrowings under the Asset-based revolving credit facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds effective rate plus ½ of 1% or (b) a LIBOR rate subject to certain adjustments, in each case plus an applicable margin. The initial applicable margin for borrowings is 0.50% for base rate borrowings and 1.50% for LIBOR borrowings. With respect to any last out tranche borrowings, the initial applicable margin is 1.50% for base rate borrowings and 2.50% for LIBOR borrowings. The applicable margin is subject to adjustment each fiscal quarter based on the excess availability under the Asset-based revolving credit facility. Swingline Loans bear interest at a rate per annum equal to the base rate plus the applicable margin.

We are required to pay a commitment fee of 0.25% per annum on the unutilized commitments under the Asset-based revolving credit facility. We must also pay customary letter of credit fees and agency fees.

If, at any time, the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Asset-based revolving credit facility exceeds the lesser of (i) the commitment amount or (ii) the borrowing base, we will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If the amount available under the Asset-based revolving credit facility is less than $100.0 million for five consecutive business days, or a payment or bankruptcy event of default has occurred, we will be required to repay outstanding loans and cash collateralize letters of credit with the cash we are required to deposit daily in a collection account maintained with the agent under the Asset-based revolving credit facility. We may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty other than customary breakage costs with respect to LIBOR loans. There is no scheduled amortization under the Asset-based revolving credit facility; the principal amount of the loans outstanding is due and payable in full on October 31, 2011.

All obligations under the Asset-based revolving credit facility are unconditionally guaranteed by all of the our existing subsidiaries and are required to be guaranteed by certain of our future domestic wholly-owned subsidiaries. All obligations under the Asset-based revolving credit facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of our assets and the assets of our subsidiaries (the “Subsidiary Guarantors”), including:

•      a first-priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts, all payments received by us or the Subsidiary Guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges and debit card charges for sales of inventory by us and the Subsidiary Guarantors, and certain related assets and proceeds of the foregoing;

•      a second-priority pledge of all of the capital stock held by us (excluding the stock of Michaels of Canada, ULC) and our Subsidiary Guarantors (which pledge, in the case of the capital stock of any foreign subsidiary, is limited to 65% of the voting stock of such foreign subsidiary and 100% of the non-voting stock of such subsidiary); and

•      a second-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of us and each Subsidiary Guarantor, including substantially all of our owned real property and equipment.

The Asset-based revolving credit facility contains a number of covenants that, among other things and subject to certain exceptions, restricts the Company’s ability and the ability of its subsidiaries to:

•      incur additional indebtedness;

•      pay dividends on the Company’s capital stock or redeem, repurchase or retire the Company’s capital stock or its other indebtedness;

•      make investments, loans, advances and acquisitions;

•      create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries;

•      engage in transactions with affiliates of the Company;

•      sell assets, including capital stock of the Company’s subsidiaries;

•      consolidate or merge; and

•      create liens.

The covenants limiting dividends and other restricted payments, investments, loans, advances and acquisitions, and prepayments or redemptions of indebtedness, each permit the restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that we must have at least $125.0 million of pro forma excess availability under the Asset-based revolving credit facility and that we must be in pro forma compliance with the fixed charge coverage ratio described in the next paragraph.

Although the Asset-based revolving credit facility does not require us to comply with any financial ratio maintenance covenants, if we have less than $75.0 million of excess availability under the Asset-based revolving credit facility at any time, we are not permitted to borrow any additional amounts unless our pro forma Consolidated Fixed Charge Coverage Ratio (as defined in the Asset-based revolving credit facility) is at least 1.1 to 1.0. The Asset-based revolving credit facility also contains certain customary affirmative covenants and events of default.

Senior secured term loan facility

On October 31, 2006, we executed a $2.4 billion senior secured term loan facility with Deutsche Bank A.G. New York Branch, and other lenders. The full amount was borrowed on October 31, 2006. We are required to make scheduled quarterly payments, each equal to 0.25% of the original principal amount of the term loans, for the first six years and three quarters, with the balance payable on October 31, 2013.

Borrowings under the Senior secured term loan facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank and (2) the federal funds effective rate plus ½ of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The applicable margin is 2.00% with respect to base rate borrowings and 3.00% with respect to LIBOR borrowings, subject to downward adjustment based on the leverage and ratings thresholds set forth in the Senior secured term loan facility agreement.

The Senior secured term loan facility requires us to prepay outstanding term loans with (a) 100% of the net proceeds of any debt issued by us or our subsidiaries (with exceptions for certain debt permitted to be incurred under the Senior secured term loan facility) and (b) commencing with the fiscal year ending February 2, 2008, 50% (which percentage will be reduced to 25% if our total leverage ratio is less than 6.00:1.00 and will be reduced to 0% if our total leverage ratio is less than 5.00:1.00) of our annual Excess Cash Flow (as defined in the Senior secured term loan facility). We must also offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales or casualty events under certain circumstances. We may voluntarily prepay outstanding loans under the Senior secured term loan facility at any time without premium or penalty other than customary breakage costs with respect to LIBOR loans.

All obligations under the Senior secured term loan facility are unconditionally guaranteed by each direct and indirect wholly-owned subsidiary that guarantees the obligations of the Company under the Asset-based revolving credit facility. All obligations under the Senior secured term loan facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of our assets and the assets of the Subsidiary Guarantors, including:

•      a first-priority pledge of all of the capital stock held by us (excluding the stock of Michaels of Canada, ULC) and the Subsidiary Guarantors (which pledge, in the case of any foreign subsidiary, is limited to 65% of the voting stock of such foreign subsidiary and 100% of the non-voting stock of such subsidiary);

•      a first-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of us and each Subsidiary Guarantor, including substantially all of our owned real property and equipment, but excluding, among other things, the collateral described in the following bullet point; and

•      a second-priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts, all payments received by us or the Subsidiary Guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges and debit card charges for sales of inventory by us and the Subsidiary Guarantors, certain related assets and proceeds of the foregoing.

The Senior secured term loan facility requires us to satisfy and maintain a consolidated secured debt ratio that is no less than 4.0 to 1.0, with our first compliance date beginning with the twelve months ended February 2, 2008. In addition, the Senior secured term loan facility contains a number of negative covenants that are substantially similar (but more restrictive in certain respects) to those governing the Senior Notes as well as certain other customary affirmative and negative covenants and events of default.

Note 6.  Comprehensive Income

Our comprehensive income is as follows:

	Quarter Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
	(In thousands)
Net income	$36,060	$33,247	$108,822	$13,774
Other comprehensive income:
Foreign currency translation adjustment and other	240	2,468	562	6,458
Comprehensive income	$36,300	$35,715	$109,384	$20,232

Note 7.  Commitments and Contingencies

Shareholder Claims

Fathergill Claim

On March 21, 2003, Julie Fathergill filed a purported stockholder derivative action, which is pending in the 192nd District Court for Dallas County, Texas. The lawsuit named certain former and then-current officers and directors, including all of Michaels’ then-current directors, as individual defendants and Michaels as a nominal defendant. The derivative action related to actions prior to our announcement on November 7, 2002, that we had revised our outlook for the fourth fiscal quarter of 2002, adjusting downward guidance for annual earnings per diluted share. The plaintiff alleged that, prior to that announcement, certain of the defendants made misrepresentations and failed to disclose negative information about the financial condition of Michaels while the individual defendants were selling shares of Michaels Common Stock. The plaintiff asserted claims against the individual defendants for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. All of these claims were asserted derivatively on behalf of Michaels. On November 7, 2005, the Court entered a written order granting the defendants’ special exceptions and ordering that the case would be dismissed with prejudice unless the plaintiff amended her petition to state an actionable claim against the defendants.

On December 8, 2005, the plaintiff filed an amended petition in which she reasserted many of the same factual allegations, but also added new allegations questioning, among other things, issues relating to Michaels’ inventory systems and infrastructure, as well as transactions and holdings of Michaels Common Stock by certain trusts established by or for the benefit of two of Michaels’ now former directors and/or their families. In her amended petition, the plaintiff continued to assert all her claims derivatively on behalf of Michaels against the individual defendants for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment.

On July 10, 2006, the plaintiff filed a Second Amended Shareholder Derivative and Class Action Petition in which she reasserted many of the same factual allegations described above, added new derivative allegations regarding the granting of stock options to certain officers and directors from 1994 through 2000, and class action allegations regarding the then-proposed merger of Michaels and entities sponsored by Bain Capital Partners, LLC (“Bain”) and The Blackstone Group (“Blackstone”) (see Note 9 to these consolidated financial statements and “Managements Discussion and Analysis of Financial Condition and Results of Operations—Recent Events” for additional information regarding the merger, which has now been consummated) and added certain additional former officers and directors as individual defendants. Among other things, the plaintiff sought (a) a declaration that the agreement and plan of merger among Michaels and the entities sponsored by Bain and Blackstone violated the individual defendants’ fiduciary duties and therefore is unlawful and unenforceable, (b) an injunction to prevent the consummation of the Merger, (c) an indeterminate amount of damages from the individual defendants, (d) certain corporate governance changes, (e) formation of a constructive trust to hold the proceeds of defendants’ alleged trading activities and (f) restitution from, and disgorgement of proceeds derived by, the named officers with respect to the alleged acts.

By court order dated August 18, 2006, the Gottlieb and Schuman actions (discussed below) were consolidated with the Fathergill action. On October 4, 2006, Fathergill, Gottlieb and Schuman filed a consolidated shareholder derivative class action petition that included the claims that had been asserted in any of the three actions and named as defendants each of the defendants that had been named in any of the three actions. We believe we have certain meritorious defenses and intend to defend this lawsuit vigorously.  We are unable to estimate a range of possible loss, if any, in this claim.

Gottlieb and Schuman Claim

On June 9, 2006, Feivel Gottlieb and on June 12, 2006, Roberta Schuman each filed purported stockholder derivative actions in the 191st and the 14th District Courts for Dallas County, Texas, respectively. The lawsuits named our former Chairman of the Board and Vice Chairman of the Board, both in their capacities at the time as officers of Michaels and as directors, and all of Michaels’ other then-current directors as individual defendants and Michaels as a nominal defendant. The plaintiffs asserted claims against the individual defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment in connection with the granting of stock options by Michaels between 1990 and October 2001 and sought, among other relief, an indeterminate amount of damages from the individual defendants and injunctive relief against Michaels with regard to various corporate governance matters. All of these claims were asserted derivatively on behalf of Michaels.

On July 5, 2006, each of Feivel Gottlieb and Roberta Schuman filed a First Amended Shareholder Derivative and Class Action Petition against the individual defendants, Michaels as a nominal defendant, and against Bain and Blackstone. In addition to the derivative allegations described above, these amended petitions added class action allegations against our then-current directors for breach of fiduciary duty related to the then-proposed merger of Michaels with entities sponsored by Bain and Blackstone, and a claim against Bain and Blackstone for aiding and abetting the directors’ alleged breach of fiduciary duty. In addition to the relief previously sought by the plaintiffs, as a result of these new claims, the plaintiffs sought (a) to enjoin the then-proposed merger (or declare it void, if consummated), (b) to require the defendants to disgorge the property they received as a result of their allegedly wrongful conduct and (c) an indeterminate amount of damages from the defendants, jointly and severally. As discussed above, by court order dated October 4, 2006, the Gottlieb and Schuman actions were consolidated with the Fathergill action described above.

Dutil Claim

On September 11, 2003, Leo J. Dutil filed a purported stockholder derivative action in the United States District Court for the Northern District of Texas, Dallas Division. The lawsuit named certain former and then-current officers and directors as individual defendants and Michaels as a nominal defendant. In this derivative action, the plaintiff made allegations of fact similar to those made in the March 21, 2003 Fathergill petition described above. The plaintiff asserted claims against the individual defendants for breach of fiduciary duty, misappropriation of confidential information, and contribution and indemnification. All of these claims were asserted derivatively on behalf of Michaels. On August 31, 2006, the plaintiff filed a notice of voluntary dismissal. The Court issued an order on September 7, 2006, dismissing the case in its entirety without prejudice.

Hulliung Claim

On June 19, 2006, Albert Hulliung filed a purported stockholder derivative action, which is pending in the United States District Court, Northern District of Texas, Dallas Division. The lawsuit named our former Chairman of the Board and Vice Chairman of the Board, all of Michaels’ other then-current directors, one additional then-current officer and certain of our former officers as individual defendants and Michaels as a nominal defendant. In connection with the granting and repricing of certain stock options between 1993 and 2001, the plaintiff asserted claims of (a) breaches of fiduciary duty and violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against all the individual defendants and (b) unjust enrichment against our then-Chairman of the Board, then-Vice Chairman of the Board, one other then-director and the other then-current officer and former officers named in the lawsuit. The plaintiff sought, among other relief, an indeterminate amount of damages from the individual defendants and disgorgement of certain options and any proceeds derived therefrom from the defendants against whom the unjust enrichment claim was asserted. All of these claims were asserted derivatively on behalf of Michaels.

On July 27, 2006, the plaintiff amended his complaint adding certain other former and then-current officers and one former director of Michaels as individual defendants and including allegations similar to those set forth in the second amended (July 10, 2006) Fathergill Petition, described above. The plaintiff asserted claims derivatively on behalf of Michaels for (a) breach of fiduciary duty and violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by each of the individual defendants, (b) unjust enrichment against certain of the individual defendants who received stock options during the relevant period and (c) insider selling against certain of the individual defendants who sold Michaels Common Stock during the time period. Additionally, the plaintiff purported to represent a class of Michaels’ shareholders. The plaintiff sought, among other relief, (i) an indeterminate amount of damages from the individual defendants, (ii) restitution from, and disgorgement of proceeds derived by, the individual defendants who received stock options, (iii) the imposition of a constructive trust against the individuals who were alleged to have engaged in insider sales and (iv) other unspecified equitable relief.

On November 7, 2006, the Ziolkowski action (discussed below) was consolidated with the Hulliung action. On November 27, 2006, the plaintiffs in Hulliung and Ziolkowski filed a Consolidated Class Action Complaint (“Consolidated Complaint”) against Michaels and certain of its former officers and directors. The Consolidated Complaint alleges that the defendants misrepresented and/or omitted material facts in Michaels’ annual proxy statements for 1993 through 2006, including, among other things, failing to disclose Michaels’ and the defendants’ alleged option backdating practices and the fact that Michaels and the defendants had reported false financial statements as a result of those practices. The Consolidated Complaint also alleges that the proxy statements failed to disclose: (a) that Michaels had problems with its internal controls that prevented it from issuing accurate financial reports and projections; (b) that because of improperly recorded stock-based compensation expenses, Michaels’ reported financial results violated GAAP; (c) that Michaels’ public disclosures presented an inflated view of Michaels’ earnings by understating the Company’s past compensation expenses; (d) that Michaels faced substantial liability for its past and ongoing backdating practices; and (e) that Michaels’ directors had received and acquiesced in the granting of backdated stock options. The plaintiff asserts claims against all defendants for violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder, and seeks, among other relief, an indeterminate amount of damages from the defendants, as well as an award of attorneys fees and costs. We believe we have certain meritorious defenses and intend to defend this lawsuit vigorously.  We are unable to estimate a range of possible loss, if any, in this claim.

Ziolkowski Claim

On July 7, 2006, James and Christine Ziolkowski filed a purported stockholder derivative action, which is pending in the United States District Court, Northern District of Texas, Dallas Division. The lawsuit named certain former and then-current officers and directors of Michaels as individual defendants, and Michaels as a nominal defendant. In connection with the granting of stock options to the named officers, the plaintiffs asserted claims of (a) breaches of fiduciary duty and violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by each of the individual defendants, (b) aiding and abetting of the named officers’ breach of their fiduciary duties by the director defendants and (c) unjust enrichment and rescission against the named officers. The plaintiffs sought, among other relief, (i) an indeterminate amount of damages from the individual defendants, (ii) restitution from, and disgorgement of proceeds derived by, the named officers with respect to the alleged acts, (iii) rescission of all option contracts granted to the named officers, and cancellation of any current or future obligations of Michaels under any executory contracts obtained by the named officers as a result of the alleged acts, (iv) formation of a constructive trust to hold all executory option contracts issued to the named officers and (v) punitive damages against the named officers. All of these claims were asserted derivatively on behalf of Michaels.

As discussed above, by court order dated November 7, 2006, the Ziolkowski action was consolidated with the Hulliung action described above, and on November 27, 2006, the plaintiffs in Hulliung and Ziolkowski filed a Consolidated Complaint.

Massachusetts Laborers’ Annuity Claim

On September 6, 2006, the Massachusetts Laborers’ Annuity Fund filed a putative class action on behalf of itself and all holders of Michaels Common Stock during the period of May 4, 2004 through the present. The lawsuit is pending in the United States District Court, Northern District of Texas, Dallas Division, and named Michaels and all of its then-current directors as defendants. The plaintiff alleged that the defendants misrepresented and/or omitted material facts in Michaels’ annual proxy statements for 2004, 2005 and 2006, including, among other things, that Michaels’ reported financial results inflated its reported earnings by not properly recording stock-based compensation expense relating to the granting of stock options, that problems with Michaels’ internal controls prevented it from issuing accurate financial reports and projections, and that Michaels’ directors had received and acquiesced in the granting of backdated stock options. The plaintiff asserted claims against all of the defendants of (a) violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder and (b) violations of Section 20(a) of the Securities Exchange Act of 1934. The plaintiff sought, among other relief, an indeterminate amount of damages from the defendants and equitable or injunctive relief, including the rescission of stock option grants. We believe we have certain meritorious defenses and intend to defend this lawsuit vigorously.  We are unable to estimate a range of possible loss, if any, in this claim.

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

Clark Claim

On July 13, 2005, Michael Clark, a former Michaels store assistant manager, and Lucinda Prouty, a former Michaels store department manager, commenced a proposed class action proceeding against Michaels Stores, Inc. on behalf of themselves and current and former hourly retail employees employed in California from July 13, 2001 to the present. The Clark suit was filed in the Superior Court of California, County of San Diego, and alleges that Michaels failed to pay overtime wages, provide meal and rest periods (or compensation in lieu thereof), and provide itemized employee wage statements. The Clark suit also alleges that this conduct was in breach of California’s unfair competition law. The plaintiffs seek injunctive relief, damages for unpaid overtime pay, meal break penalties, waiting time penalties, interest, and attorneys’ fees and costs. Under the Class Action Fairness Act, we removed the case to federal court on August 5, 2005. The parties participated in a voluntary mediation on October 16, 2006 and have reached a tentative settlement of the case. Contingent on court approval, the parties have agreed to a claims made process, with no material impact on our statement of operations, balance sheet, or cash flows for any period presented.

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

Governmental Inquiries and Related Matters

Non-U.S. Trust Inquiry

In early 2005, the District Attorney’s office of the County of New York and the SEC opened inquiries concerning non-U.S. trusts that directly or indirectly held shares of Michaels Common Stock and Common Stock options. The staff of a U.S. Senate subcommittee and a federal grand jury requested information with respect to the same facts. We are cooperating in these inquiries and have provided information in response to the requests.

Certain of these trusts and corporate subsidiaries of the trusts acquired securities of Michaels in transactions directly or indirectly with Charles J. Wyly, Jr. and Sam Wyly, who were, respectively, Chairman and Vice Chairman of the Board of Directors prior to the consummation of the merger of Michaels and entities sponsored by Bain and Blackstone, or with other Wyly family members. In addition, subsidiaries of certain of these trusts acquired securities directly from us in private placement transactions in 1996 and 1997 and upon the exercise of stock options transferred, directly or indirectly, to the trusts or their subsidiaries by Charles Wyly, Sam Wyly, or other Wyly family members.

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

Charles Wyly and Sam Wyly had not historically reported purchases and sales of Michaels securities by the non-U.S. trusts and their subsidiaries in reports filed by them with the SEC under Section 16 of the Securities Exchange Act of 1934. In an April 2005 letter from their counsel, Charles Wyly and Sam Wyly undertook to file any additional required Section 16 reports and to pay us the amount of any Section 16 liability. Charles Wyly and Sam Wyly have not filed additional or amended Section 16 reports with respect to the transactions in question. They have, however, since June 2005, reported on Form 4 filings the ownership of Michaels securities by the non-U.S. trusts and their subsidiaries and the sales of such securities in connection with the merger involving Michaels and entities sponsored by Bain and Blackstone. In those filings, Charles Wyly and Sam Wyly have disclaimed beneficial ownership of the securities except to the extent of a pecuniary interest in the securities.

Charles Wyly and Sam Wyly made a proposal to settle the issue, without admitting or denying that they have or had, for Section 16 purposes, beneficial ownership of Michaels securities that are or were held by the non-U.S. trusts or their subsidiaries. Following that proposal, on March 15, 2006, the Board of Directors appointed a special committee of the Board to investigate and make decisions on behalf of Michaels with respect to the potential Section 16 liability issue. The special committee was also given authority to make decisions for Michaels relating to the allegations in the Fathergill derivative suit related to the transactions and holdings of Michaels Common Stock by certain of the non-U.S. trusts, and authority to investigate and respond to the governmental inquiries, described above. The special committee had retained independent counsel to advise it in these matters.

In connection with the consummation of the merger of Michaels with entities sponsored by Bain and Blackstone, all the members of the Board of Directors, including the members of the special committee, resigned. As a result, the committee no longer exists, and authority concerning those matters has now reverted to the new Board of Directors. The independent counsel retained by the special committee is now advising the Company. The Company and Charles Wyly, Sam Wyly and Evan Wyly entered into a tolling agreement, effective November 6, 2006, suspending the running of applicable statutes of limitations periods and similar defenses to the potential Section 16 claims from November 6, 2006 through February 1, 2007.

Stock Options Inquiry

On June 15, 2006, following Michaels’ announcement that its Audit Committee had initiated an internal review, described below, into the Company’s historical stock option practices, Michaels received a letter from the Division of Enforcement of the SEC requesting that the Company preserve all documents concerning its granting of stock options from 1990 through the present and stating that the SEC intended to request production of such documents in the future. In a letter dated November 15, 2006, the Division requested the documents. A June 16, 2006 grand jury subpoena issued by the U.S. District Court for the Southern District of New York requesting documents relating to the granting of stock options during the period 1996 to the present was withdrawn in connection with a July 27, 2006 grand jury subpoena issued by the U.S. District Court for the Northern District of Texas on behalf of the Fraud section of the Department of Justice requesting documents relating to the granting of stock options during the same period. We are cooperating in these inquiries and have provided information in response to the requests.

On August 28, 2006, the Board of Directors appointed a special committee of the Board to investigate and make decisions on behalf of Michaels with respect to these subpoenas and any stock option grant issue raised by the SEC. The Board also designated the special committee to investigate and make decisions on behalf of Michaels with respect to allegations regarding Michaels’ historical stock option practices asserted in each of the Fathergill, Gottlieb and Schuman, Hulliung and Ziokowski claims, described above under “Shareholder Claims.” This committee no longer exists as a result of the resignation of the members of the Board of Directors, including the members of this committee, in connection with the consummation of the merger of Michaels with entities sponsored by Bain and Blackstone, and the authority previously given to the committee has now reverted to the new Board of Directors.

Internal Review of Stock Options Practices and Related Accounting

Based on media reports regarding historical stock options practices at other publicly traded companies regarding allegations of “backdating” option grants, the Company’s Audit Committee conducted an internal review into the Company’s historical stock option practices, including a review of the Company’s underlying option grant documentation and procedures and related accounting. The Audit Committee’s internal review was conducted with the assistance of independent legal counsel and outside accounting experts. The Company’s independent registered public accounting firm was informed about the internal review. The Company also voluntarily reported the commencement of this review to the SEC.

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

The Company has used its stock option program as a key component of compensation for both its officers and a broad group of non-officer employees. Historically, the Company has granted stock options principally, but not invariably, utilizing a process in which an authorized committee of the Board would approve stock option grants from time to time through unanimous written consent resolutions with specified effective dates that generally preceded the date on which the consents were fully executed by members of the applicable committee. Since October 2001, the Company has continued to use unanimous written consent resolutions to grant stock options but in a modified process based on established pre-determined effective grant dates and generally pre-determined grant levels for its stock option program. Prior to October 2001, some grants were made on the basis of pre-determined grant dates and pre-determined grant levels; others were not. Most of the stock option grants during the period under review were dated prior to the approval of the grants by the Board or a Board committee for various reasons, including the design and use of the unanimous written consent process, delays in the initiation of the written consents, general administrative deficiencies, and actions taken to correct what the Company believed were mistakes or omissions in the grant process. Notwithstanding that the Audit Committee concluded that the results of the investigation did not support a finding of intentional misconduct, the Company has identified accounting issues related to certain of the stock option grants prior to October 2001.

The Company has historically considered the effective date specified in an option and the effective date specified in the written consents by the applicable committee as the accounting measurement date for determining stock-based compensation expense under APB No. 25, Accounting for Stock Issued to Employees. For all of the post-October 2001 options grants and for many of the pre-October 2001 options grants, the Company has concluded that the accounting measurement date historically used was correct and appropriate, and that there is no unrecognized non-cash compensation expense with respect to those grants. However, for certain grants that were reviewed in the period 1990 to 2001, based on the advice it received and its own review of Company records, the Company currently believes that the measurement date would likely be considered to differ from the measurement date originally used in accounting for such grants. In connection with those grants, the Company is unable to definitively determine the actual measurement date based on existing records. The Company estimated the measurement date based on its knowledge of the approval process, subsequent meetings that occurred, and estimates of the time that would have lapsed to obtain documented approval for those grants. To the extent the exercise price of an option was less than the fair market value of the Company’s common stock on an estimated measurement date different than the original measurement date, the difference represents the Company’s estimate of the amount of non-cash compensation expense that should have been recorded over the vesting period of the option.

Based on the Company’s current analysis, the estimated amount of additional non-cash compensation cost that should have been recorded was approximately $22.5 million, net of income taxes of approximately $13.5 million, all of which relates to periods prior to fiscal 2001. The amounts do not affect results of operations or the statement of cash flows in any period presented in this report or in the Company’s Annual Report on Form 10-K for fiscal 2005. As all stock options in question were exercised prior to the end of fiscal 2005, the effect on the Company’s financial position as of January 28, 2006 and as of October 28, 2006 as presented in this report would be an adjustment to both retained earnings and accumulated paid in capital in the amount of any unrecorded non-cash compensation cost, with no impact on total stockholders’ equity. Based on the Company’s current analysis and judgments, any misstatement of the Company’s financial statements in any period presented in this report or in its fiscal 2005 Form 10-K is not considered material.

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

A number of shareholder lawsuits have been filed against the Company, the then-current and certain former directors, and certain then-current and former officers of Michaels relating to the Company’s historical stock option practices. See “— Shareholder Claims” above. The Company has received a grand jury subpoena and has received a document production request from the SEC with respect to documents relating to our historical stock option practices. See “— Governmental Inquires and Related Matters—Stock Options Inquiry” above.

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

Our sales, operating income, and assets by country are as follows:

	Net Sales	Operating Income	Total Assets
	(In thousands)
Quarter ended October 28, 2006:
United States	$830,223	$45,930	$1,877,496
Canada	65,857	9,507	93,392
Consolidated Total	$896,080	$55,437	$1,970,888

Quarter ended October 29, 2005:
United States	$784,536	$44,064	$1,776,102
Canada	55,127	6,753	79,277
Consolidated Total	$839,663	$50,817	$1,855,379

Nine months ended October 28, 2006:
United States	$2,326,538	$139,804	$1,877,496
Canada	170,287	22,453	93,392
Consolidated Total	$2,496,825	$162,257	$1,970,888

Nine months ended October 29, 2005:
United States	$2,264,724	$161,792	$1,776,102
Canada	141,448	15,875	79,277
Consolidated Total	$2,406,172	$177,667	$1,855,379

Canada’s operating income includes corporate allocations, such as overhead, and amounts related to our distribution and Artistree operations. We present assets based on their physical, geographic location. Certain assets located in the United States are also used to support our Canadian operations, but we do not allocate those assets or their associated expenses to Canada.

Note 9.  Subsequent Event

On October 31, 2006, substantially all of the Common Stock of Michaels Stores, Inc. was acquired through a merger transaction (the “Merger”) by affiliates of two private investment firms, Bain Capital Partners, LLC and The Blackstone Group (collectively, together with their applicable affiliates, the “Sponsors”), with certain shares retained by affiliates of Highfields Capital Partners (a then-existing shareholder of Michaels Stores, Inc.). As a result of the Merger, Michaels Holdings, LLC, an entity controlled by the Sponsors, owns approximately 93.6% of our outstanding Common Stock, which is no longer publicly traded. We expect the Merger to be accounted for as a leveraged recapitalization whereby the historical book value of the assets and liabilities of Michaels will be maintained with no push down accounting required.

The Merger was financed by the issuance of debt as described in Note 5 to these consolidated financial statements as well as:

•                  Equity investments from the Sponsors and the retention of certain shares held by affiliates of Highfields Capital Partners, and

•                  Our available cash as of the date of the Merger.

The Merger occurred simultaneously with the closing of the financing and equity transactions described above as well as the termination of our previous $300 million senior unsecured credit facility with Bank of America, N.A (Credit Agreement). For further description of the financing transactions, see Note 5 to these consolidated financial statements.

In connection with the completion of the Merger, we entered into management agreements with each of the Sponsors pursuant to which the Sponsors will provide management services to us until December 31, 2016, with evergreen extensions thereafter. Pursuant to these agreements, the Sponsors will receive an aggregate annual management fee equal to $12.0 million, and reimbursement for out-of-pocket expenses incurred by them in connection with the Merger prior to the closing date and in connection with the provision of services pursuant to the agreements. In addition, pursuant to these agreements, the Sponsors received, in connection with the completion of the Merger, aggregate transaction fees of approximately $60.0 million in connection with services provided by them related to the Merger. Finally, the management agreements provide that the Sponsors are entitled to receive fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions of 1% of the gross transaction value of any such transaction. The management agreements include customary exculpation and indemnification provisions in favor of the Sponsors. The management agreements may be terminated by the Sponsors at any time and terminate automatically upon an initial public offering or a change of control unless we and the Sponsors determine otherwise. Upon termination, each provider of management services will be entitled to a termination fee calculated based on the present value of the annual fees due during the remaining period from the date of termination to the tenth anniversary of the date of the Merger.

In connection with the completion of the Merger, we entered into a management agreement with Highfields Capital Management LP, an affiliate of the Highfields Capital Partners, that provides for an annual management fee of $1.0 million for services that Highfields Capital Management LP renders to us following the completion of the Merger.

During our fourth quarter of fiscal 2006, we will record additional costs related to the Merger, currently expected to range between $215 million to $220 million. Some of these costs will be expensed and some will be capitalized as part of the debt issuance costs. The allocation of the Merger costs is subject to our receipt and review of final invoices associated with the Merger. Our effective tax rate of 37.75% for the three and nine months ended October 28, 2006 includes the tax benefit of certain Merger costs incurred through those respective periods. Certain Merger costs are not deductible for tax purposes. We expect to adjust our effective tax rate in future periods to reflect the portion of Merger costs that are not deductible for tax purposes, which we expect will result in a higher effective tax rate.

As a result of the recapitalization and issuance of the Notes and Senior Credit Facilities, our capitalization materially changed subsequent to October 28, 2006. Below is a comparison of our actual capitalization as of October 28, 2006, and our capitalization on a pro forma basis giving effect to the Merger. The unaudited proforma financial data was prepared on the basis that the Merger was accounted for as a leveraged recapitalization and accordingly, there was no change in the basis of assets and liabilities.  The unaudited proforma financial data are based upon available information and certain assumptions that we believe are reasonable.  The unaudited proforma data may materially change as more information becomes available with respect to Merger costs as described above.

	As of October 28, 2006
	(in millions)
	Actual	Proforma
Cash and equivalents	$315.3	$79.5

Total debt
Senior Notes	—	750.0
Senior Subordinated Notes	—	400.0
Subordinated Discount Notes	—	250.0
Asset-based revolving credit facility	—	400.0
Senior secured term loan facility	—	2,400.0
Total debt	—	4,200.0

Total stockholders’ equity (deficit)	1,357.6	(2,844.9)

Total capitalization	$1,357.6	$1,355.1

Note 10. Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that a company recognize in its consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for us, as of the beginning of fiscal 2007, with early adoption permitted. Any cumulative effect recorded as a result of adopting FIN 48 will be recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans (“FAS 158”), which requires an entity to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. It also requires an entity to measure the funded status of a plan as of the date of its year-end balance sheet. As we have no publicly traded securities (due to the Merger), FAS 158 is effective for us at the end of fiscal 2007, with early adoption permitted. We plan to adopt FAS 158 at the end of fiscal 2007, with no material impact expected on our consolidated income statement, balance sheet, shareholders’ equity, or cash flows statement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All expressions of “us,” “we,” “our,” and all similar expressions are references to Michaels Stores, Inc. and its consolidated wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Disclosure Regarding Forward-Looking Information

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, estimates, and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006. Specific examples of forward-looking statements include, but are not limited to, statements regarding our forecasts of financial performance, capital expenditures, and working capital requirements. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•    our substantial leverage, which could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and expose us to interest rate risk to the extent of our variable rate debt;

•    our ability to service the interest and principal payments of our debt;

•    restrictions contained in our various debt agreements that limit our flexibility in operating our business, including compliance with the covenants contained therein;

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

•    the effectiveness of, or unexpected consumer responses to, our promotional programs;

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

•    delays in the receipt of merchandise ordered from suppliers due to delays in connection with either the manufacture or shipment of such merchandise;

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

•    other factors as set forth in “Part II. – Item 1A. Risk Factors” herein, in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (particularly in “Critical Accounting Policies and Estimates” and “Risk Factors”), and in our other Securities and Exchange Commission filings.

We intend these forward-looking statements to speak only as of the time of filing this Quarterly Report on Form 10-Q and do not undertake to update or revise them as more information becomes available.

General

All references herein to “fiscal 2006” relate to the 53 weeks ending February 3, 2007 and all references to “fiscal 2005” relate to the 52 weeks ended January 28, 2006. In addition, all references herein to “the third quarter of fiscal 2006” and “the first nine months of fiscal 2006” relate to the 13 and 39 weeks ended October 28, 2006, respectively, and all references to “the third quarter of fiscal 2005” and “the first nine months of fiscal 2005” relate to the 13 and 39 weeks ended October 29, 2005, respectively.

The following table sets forth certain of our unaudited operating data:

	Quarter Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Michaels stores:
Retail stores open at beginning of period	905	870	885	844
Retail stores opened during the period	15	19	39	46
Retail stores opened (relocations) during the period	2	7	7	18
Retail stores closed during the period	(1)	—	(5)	(1)
Retail stores closed (relocations) during the period	(2)	(7)	(7)	(18)
Retail stores open at end of period	919	889	919	889

Aaron Brothers stores:
Retail stores open at beginning of period	165	165	166	164
Retail stores opened during the period	—	1	—	2
Retail stores closed during the period	—	—	(1)	—
Retail stores open at end of period	165	166	165	166

Recollections stores:
Retail stores open at beginning of period	11	11	11	8
Retail stores opened during the period	—	—	—	3
Retail stores open at end of period	11	11	11	11

Star Decorators Wholesale stores:
Wholesale stores open at beginning of period	4	4	4	3
Wholesale stores opened during the period	—	—	—	1
Wholesale stores open at end of period	4	4	4	4

Total store count at end of period	1,099	1,070	1,099	1,070

Other operating data:
Average inventory per Michaels store (in thousands) (1)	$1,005	$1,110	$1,005	$1,110
Comparable store sales increase (2)	3.3%	0.8%	0.1%	4.2%

(1)	Average inventory per Michaels store calculation excludes our Aaron Brothers, Recollections, and Star Decorators Wholesale stores.

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

Recent Events

On October 31, 2006, substantially all of the Common Stock of Michaels Stores, Inc. was acquired through a merger transaction (the “Merger”) by affiliates of two private investment firms, Bain Capital Partners, LLC and The Blackstone Group (collectively, together with their applicable affiliates, the “Sponsors”), with certain shares retained by affiliates of Highfields Capital Partners (a then-existing shareholder of Michaels Stores, Inc.). As a result of the Merger, Michaels Holdings, LLC, an entity controlled by the Sponsors, owns approximately 93.6% of our outstanding Common Stock, which is no longer publicly traded. We expect the Merger to be accounted for as a leveraged recapitalization whereby the historical book value of the assets and liabilities of Michaels will be maintained with no push down accounting required.

Results of Operations

The following table sets forth the percentage relationship to net sales of each line item of our unaudited consolidated statements of income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes, contained herein.

	Quarter Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	64.2	63.7	63.4	63.2

Gross profit	35.8	36.3	36.6	36.8
Selling, general, and administrative expense	29.4	29.9	29.9	29.1
Store pre-opening costs	0.2	0.3	0.2	0.3
Operating income	6.2	6.1	6.5	7.4

Interest expense	—	—	—	0.8
Other (income) and expense, net	(0.3)	(0.3)	(0.5)	(0.3)
Income before income taxes and cumulative effect of accounting change	6.5	6.4	7.0	6.9

Provision for income taxes	2.5	2.4	2.6	2.6
Income before cumulative effect of accounting change	4.0	4.0	4.4	4.3
Cumulative effect of accounting change, net of income tax	—	—	—	3.7

Net income	4.0%	4.0%	4.4%	0.6%

Quarter Ended October 28, 2006 Compared to the Quarter Ended October 29, 2005

Net Sales—Net sales increased for the third quarter of fiscal 2006 by $56.4 million, or 6.7%, over the third quarter of fiscal 2005. At the end of the third quarter of fiscal 2006, we operated 919 Michaels, 165 Aaron Brothers, 11 Recollections, and four Star Decorators Wholesale stores. The results for the third quarter of fiscal 2006 include sales from 39 Michaels stores that were opened during the 12-month period ended October 28, 2006, more than offsetting lost sales from the closure of nine Michaels and one Aaron Brothers store during the same period. Sales at our new stores (net of closures) opened since the third quarter of fiscal 2005 provided incremental revenue of $28.8 million, while comparable store sales increased $27.6 million, or 3.3%.

Comparable store sales increased 3.3% in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005, reflecting an increase in the average ticket of 3.5% that was partially offset by decreases in customer transactions and custom framing deliveries of 0.1% each. A favorable Canadian currency translation added approximately 0.4% to the average ticket increase for the third quarter of fiscal 2006 over the third quarter of fiscal 2005. Comparable store sales were positively impacted by increases in domestic sales of regular and promotionally priced merchandise at Michaels stores, with sales of clearance products and Yarn significantly declining. Our strongest domestic departmental performances in Michaels stores came in General Crafts (primarily due to Jewelry and Beads), ready-made Frames, Seasonal, and Ribbon and Wedding. Our ability to generate comparable store sales increases is dependent, in part, on our ability to continue to maintain store in-stock positions on the top-selling items, to properly allocate merchandise to our stores, to effectively execute our pricing and sales promotion efforts, to anticipate customer demand and trends in the arts and crafts industry, and to respond to competitors’ activities. The comparable store sales increase in our third quarter of fiscal 2006 may not be indicative of our full year comparable store sales results.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $39.9 million primarily due to the 3.3% increase in comparable store sales, a 2.7% increase in the number of stores operated in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005, and increases in certain occupancy expenses.

Cost of sales and occupancy expense, as a percentage of net sales, increased approximately 50 basis points in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. Occupancy costs, as a percentage of sales, increased approximately 100 basis points primarily due to a variety of increased costs, such as utilities, property taxes and insurance, and incremental costs of our store standardization/remodel program. Partially offsetting the increased occupancy costs were increases in our merchandise margins of approximately 50 basis points, primarily due to higher margin rates of regular and promotional merchandise and improved sourcing.

Selling, General, and Administrative Expense—Selling, general, and administrative expense was $263.9 million, or 29.4% of net sales, in the third quarter of fiscal 2006 compared to $251.2 million, or 29.9% of net sales, in the third quarter of fiscal 2005. The expense increase was primarily due to expenses associated with the strategic alternative process (see – “Recent Events” above) and an increase in the number of stores we operated compared to last year, partially offset by lower share-based compensation costs.

As a percentage of net sales, selling, general, and administrative expense decreased approximately 50 basis points, primarily due to an approximate 90 basis point reduction in store operating expenses due to increased leverage associated with the 3.3% increase in comparable store sales. In addition, lower share-based compensation costs generated approximately 100 basis points of incremental benefit. Share-based compensation costs declined because we did not award annual stock option grants during the third quarter of fiscal 2006. These decreases, as a percentage of sales, were partially offset by a 140 basis point increase in costs related to the strategic alternative process, stock option review, and responses to governmental inquiries.

Operating Income—Operating income increased from $50.8 million, or 6.1% of sales, in the third quarter of fiscal 2005 to $55.4 million, or 6.2% of sales, in the third quarter of fiscal 2006.

Interest Expense—Interest expense of $225,000 for the third quarter of fiscal 2006 was consistent with interest expense of $226,000 for the third quarter of fiscal 2005.

Other Income—Other income declined slightly from $3.0 million in the third quarter of fiscal 2005 to $2.7 million during the third quarter of fiscal 2006. Other income for the third quarter of fiscal 2005 contained a $2.2 million favorable settlement related to the Visa Check/MasterMoney Antitrust Litigation.

Provision for Income Taxes—The effective tax rate was 37.75% for the third quarter of fiscal 2006 and 38.0% for the third quarter of fiscal 2005.

Net Income—As a result of the above, net income increased from $33.2 million, or $0.24 per diluted share, in the third quarter of fiscal 2005 to $36.1 million, or $0.27 per diluted share for the third quarter of fiscal 2006.

During our fourth quarter of fiscal 2006, we expect to recognize between $215 million and $220 million of merger-related costs, including accounting, investment banking, legal, share-based compensation, and other costs. We also expect our interest expense to materially increase in future periods as a result of the $4.2 billion of debt incurred subsequent to the end of our third quarter of fiscal 2006 to finance the merger. Also, our effective tax rate of 37.75% for the three and nine months ended October 28, 2006 includes the tax benefit of certain Merger costs incurred through those respective periods. Certain Merger costs are not deductible for tax purposes. We expect to adjust our effective tax rate in future periods to reflect the portion of Merger costs that are not deductible for tax purposes, which we expect will result in a higher effective tax rate. Therefore, we expect a material decrease in net income as a result of these increased expenses. See Liquidity and Capital Resources below for further information concerning our financing structure and debt and related interest obligations.

Nine Months Ended October 28, 2006 Compared to the Nine Months Ended October 29, 2005

Net Sales— Net sales increased in the first nine months of fiscal 2006 by $90.7 million, or 3.8%, over the first nine months of fiscal 2005. Sales at our new stores (net of closures) opened since the third quarter of fiscal 2005 provided incremental revenue of $89.1 million, while comparable store sales increased $1.6 million, or 0.1%. The comparable store sales increase of 0.1% reflects an increase in the average ticket of 2.7% that was partially offset by decreases in customer transactions of 2.5% and custom framing deliveries of 0.1%. Favorable Canadian currency translations in the first nine months of fiscal 2006 added approximately 0.5% to the average ticket increase over the first nine months of fiscal 2005. Comparable store sales were positively impacted by significant comparable store sales increases at our Recollections and Star Decorators Wholesale stores. Our strongest domestic departmental performances in Michaels stores came in General Crafts (primarily due to Jewelry and Beads), Apparel Crafts, Impulse, and Custom Floral.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $62.5 million primarily due to a 2.7% increase in the number of stores operated in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005, as well as an increase in certain occupancy expenses.

Cost of sales and occupancy expense, as a percentage of net sales, increased approximately 20 basis points through the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005. This increase was primarily a result of increases in a variety of occupancy costs totaling about 80 basis points, such as utilities, property taxes and insurance, and incremental costs of our store standardization/remodel program. Partially offsetting the increased occupancy costs was a 60 basis point expansion of merchandise margins, primarily due to higher margin rates of regular and promotional merchandise and improved sourcing.

Selling, General, and Administrative Expense—Selling, general, and administrative expense was $747.8 million, or 29.9% of net sales, for the first nine months of fiscal 2006 compared to $702.2 million, or 29.1% of net sales, in the first nine months of fiscal 2005. The expense increase was primarily due to an increase in the number of stores we operated compared to last year, in particular store operating expenses was approximately $26.3 million of the overall $45.6 million increase. Also contributing to the dollar increase were expenses associated with the strategic alternative process, stock option review, and responses to governmental inquiries.

As a percentage of net sales, selling, general, and administrative expense increased approximately 80 basis points, with the entire increase attributable to costs associated with the strategic alternative process, stock option review, responses to governmental inquiries, and post-employment benefits for our former CEO.

Operating Income—Operating income decreased from $177.7 million, or 7.4% of sales, in the first nine months of fiscal 2005 to $162.3 million, or 6.5% of sales, in the first nine months of fiscal 2006.

Interest Expense—Interest expense decreased $20.2 million in the nine months ending October 28, 2006 compared to the nine months ending October 29, 2005 due to the early redemption of our 9¼% Senior Notes in the second quarter of fiscal 2005.

Other Income—Other income increased from $8.1 million in the nine month period ending October 29, 2005 to $13.2 million during the nine month period ending October 28, 2006. This increase for fiscal 2006 was primarily due to higher interest rates associated with our invested cash balances.

Provision for Income Taxes—The effective tax rate was 37.75% for the first nine months of fiscal 2006 and 38.0% for the first nine months of fiscal 2005.

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

Net Income—Net income, after the cumulative effect of accounting change, increased from $13.8 million, or $0.10 per diluted share, in the first nine months of fiscal 2005 to $108.8 million, or $0.81 per diluted share for the first nine months of fiscal 2006.

Liquidity and Capital Resources

Our cash and equivalents decreased $137.2 million, or 30.3%, from $452.4 million at the end of fiscal 2005 to $315.2 million at the end of the third quarter of fiscal 2006. Compared to the end of the third quarter of fiscal 2005, cash and equivalents increased $202.7 million, or 180.2%, primarily because of cash generated by operations, partially offset by the repurchases of our Common Stock and capital expenditures.

Cash Flow from Operating Activities

Cash flow provided by operating activities during the first nine months of fiscal 2006 was $19.0 million compared to $80.8 million used during the first nine months of fiscal 2005. The $99.8 million increase in cash provided by operating activities was primarily due to a reduction in merchandise inventories, net of accounts payable. The working capital leverage we experienced with respect to inventories and accounts payable during the first nine months of fiscal 2006 may not be indicative of full year results.

Inventories per Michaels store (including supporting distribution centers) decreased 9.5% from October 29, 2005 to October 28, 2006. We do not expect our current quarter’s decreases in average inventory per store to be indicative of results as of the end of fiscal 2006.

Cash Flow used in Investing Activities

Cash flow used in investing activities was primarily the result of the following capital expenditure activities:

	Nine Months Ended
	October 28,	October 29,
	2006 (1)	2005 (2)
	(In thousands)
New and relocated stores and stores not yet opened	$25,800	$31,725
Existing stores	42,454	23,489
Distribution system expansion	12,371	4,839
Information systems	23,726	17,485
Corporate and other	3,328	8,247
	$107,679	$85,785

(1)

In the first nine months of fiscal 2006, we incurred capital expenditures related to the opening of 39 Michaels stores and the relocation of seven Michaels stores. Capital expenditures for existing stores for the first nine months of fiscal 2006 increased $19.0 million over the first nine months of fiscal 2005 primarily due to incremental expenditures associated with our store standardization/remodel program.

(2)

In the first nine months of fiscal 2005, we incurred capital expenditures related to the opening of 46 Michaels, two Aaron Brothers, three Recollections, and one Star Decorators Wholesale store, and the relocation of 18 Michaels stores.

During the first nine months of fiscal 2005, we liquidated our investment in a Massachusetts business trust for proceeds of approximately $50.6 million, which was classified as a short-term investment for the fiscal year ended January 29, 2005.

Cash Flow used in Financing Activities

Proceeds from the exercise of outstanding stock options historically served as a source of cash flow for us. Proceeds from the exercise of stock options were $35.6 million for the nine month period ending October 28, 2006 and $32.3 million for the nine month period ending October 29, 2005. As a result of the Merger, we do not expect that stock option exercise proceeds will serve as a future source of cash flow.

Cash used for repurchases of our Common Stock decreased $52.9 million from $119.1 million during the nine month period ended October 29, 2005 to $66.2 million during the nine month period ended October 28, 2006. As a result of the merger agreement, we ceased the repurchase of our Common Stock under the repurchase plans that were previously authorized by the Board of Directors.

We paid dividends of $0.12 per share during the fiscal quarter ended October 28, 2006. We did not pay any dividends during the fiscal quarter ended October 29, 2005, as that quarter’s dividends were paid during the fourth quarter of fiscal 2005. For the nine months ended October 28, 2006 and October 29, 2005 we paid dividends of $0.32 per share and $0.27 per share respectively. The dividend of $0.12 per share declared during the third quarter of fiscal 2006 was paid during our fiscal fourth quarter.

Debt

Prior to the Merger, our primary sources of short-term liquidity were cash generated by operations and proceeds from stock option exercises. To finance the completion of the Merger, we issued 10% Senior Notes due 2014, 11 3/8% Senior Subordinated Notes due 2016, and 13% Subordinated Discount Notes due 2016 (collectively, the “Notes”). We also executed an asset-based revolving credit facility as well as a senior secured term loan facility (collectively, the “Senior Credit Facilities”). Subsequent to the Merger, we expect that our primary sources of liquidity will be cash generated by operations and borrowings under the asset-based revolving credit facility. Borrowings under our asset-based revolving credit facility are influenced by a number of factors as more fully described below, including working capital (inclusive of inventory, credit card receivables, and gift card liabilities) and stand-by letters of credit.

On October 31, 2006, we issued (i) $750.0 million in principal amount of 10% Senior Notes due November 1, 2014; (ii) $400.0 million in principal amount at maturity of 11 3/8% Senior Subordinated Notes due November 1, 2016; and (iii) $469.4 million in principal amount at maturity of 13% Subordinated Discount Notes due November 1, 2016. Interest on the Senior Notes and the Senior Subordinated Notes is payable semi-annually in arrears on each May 1 and November 1, commencing on May 1, 2007. No cash interest is payable on the Subordinated Discount Notes prior to November 1, 2011. Beginning on November 1, 2011, cash interest will accrue on the Subordinated Discount Notes and is payable semi-annually in arrears on each May 1 and November 1 (the first cash interest payment is May 1, 2012). The Senior Notes are guaranteed, jointly and severally, on an unsecured basis, the Senior Subordinated Notes are guaranteed, jointly and severally, on an unsecured senior subordinated basis, and the Subordinated Discount Notes are guaranteed, jointly and severally, on an unsecured subordinated basis, in each case, by each of our subsidiaries.

The indentures governing the Notes contain covenants limiting, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries to:

•                  incur additional debt;

•                  pay dividends or distributions on the Company’s capital stock or repurchase the Company’s capital stock;

•                  issue stock of subsidiaries;

•                  make certain investments;

•                  create liens on the Company’s assets to secure debt;

•                  enter into transactions with affiliates;

•                  merge or consolidate with another company; and

•                  sell or otherwise transfer assets.

Prior to November 1, 2009, we may redeem up to 35% of the aggregate principal amount of each of the Notes with the net cash proceeds of one or more Equity Offerings (as defined in the indentures governing the Notes) at redemption prices that include a premium and subject to certain other terms and conditions, as described in the applicable indenture. The Notes are also redeemable in whole or in part, at our option, at any time at redemption prices that include varying premiums until a certain date. In addition, upon a change of control, we are required to make an offer to redeem all of the Notes at a premium with accrued and unpaid interest.

Asset-based revolving credit facility

On October 31, 2006, we executed a senior secured asset-based revolving credit facility with Bank of America, N.A. and other lenders (“Asset-based revolving credit facility”). The Asset-based revolving credit facility provides senior secured financing of up to $1.0 billion, subject to a borrowing base as described below. Upon consummation of the Merger, the borrowing base was $930.3 million, of which we borrowed $400.0 million. Borrowing capacity is available for letters of credit and borrowings on same-day notice (“Swingline Loans”).

The borrowing base equals the sum of (i) 90% of eligible credit card receivables and debit card receivables; (ii) between 85% and 90% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit; (iii) a percentage of eligible in-transit inventory, less certain reserves; and, (iv) the sum of an additional 10% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit plus an additional 5% of eligible credit card receivables and debit card receivables (collectively, the “last out tranche”), up to a maximum amount of $100.0 million.

The Asset-based revolving credit facility provides us with the right to request up to $200.0 million of additional commitments under this facility after successful syndication of the facility. The facility was since successfully syndicated. The lenders under this facility are not under any obligation to provide any such additional commitments, and any increase in commitments is subject to customary conditions precedent. If we were to request any such additional commitments, and the existing lenders or new lenders were to agree to provide such commitments, the facility size could be increased to up to $1.2 billion, but our ability to borrow under this facility would still be limited by the amount of the borrowing base.

Borrowings under the Asset-based revolving credit facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds effective rate plus ½ of 1% or (b) a LIBOR rate subject to certain adjustments, in each case plus an applicable margin. The initial applicable margin for borrowings is 0.50% for base rate borrowings and 1.50% for LIBOR borrowings. With respect to any last out tranche borrowings, the initial applicable margin is 1.50% for base rate borrowings and 2.50% for LIBOR borrowings. The applicable margin is subject to adjustment each fiscal quarter based on the excess availability under the Asset-based revolving credit facility. Swingline Loans bear interest at a rate per annum equal to the base rate plus the applicable margin.

We are required to pay a commitment fee of 0.25% per annum on the unutilized commitments under Asset-based revolving credit facility. We must also pay customary letter of credit fees and agency fees.

If, at any time, the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Asset-based revolving credit facility exceeds the lesser of (i) the commitment amount or (ii) the borrowing base, we will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If the amount available under the Asset-based revolving credit facility is less than $100.0 million for five consecutive business days, or a payment or bankruptcy event of default has occurred, we will be required to repay outstanding loans and cash collateralize letters of credit with the cash we are required to deposit daily in a collection account maintained with the agent under the Asset-based revolving credit facility. We may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty other than customary breakage costs with respect to LIBOR loans. There is no scheduled amortization under the Asset-based revolving credit facility; the principal amount of the loans outstanding is due and payable in full on October 31, 2011.

The Asset-based revolving credit facility contains a number of covenants that, among other things and subject to certain exceptions, restricts the Company’s ability and the ability of its subsidiaries to:

•                  incur additional indebtedness,

•                  pay dividends on the Company’s capital stock or redeem, repurchase or retire the Company’s capital stock or its other indebtedness,

•                  make investments, loans, advances and acquisitions;

•                  create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries;

•                  engage in transactions with affiliates of the Company;

•                  sell assets, including capital stock of the Company’s subsidiaries;

•                  consolidate or merge; and

•                  create liens.

The covenants limiting dividends and other restricted payments; investments, loans, advances and acquisitions; and prepayments or redemptions of indebtedness, each permit the restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that we must have at least $125.0 million of pro forma excess availability under the Asset-based revolving credit facility and that we must be in pro forma compliance with the fixed charge coverage ratio described in the next paragraph.

Although the Asset-based revolving credit facility does not require us to comply with any financial ratio maintenance covenants, if we have less than $75.0 million of excess availability under the Asset-based revolving credit facility at any time, we are not permitted to borrow any additional amounts unless our pro forma consolidated fixed charge coverage ratio (as defined in the Asset-based revolving credit facility) is at least 1.1 to 1.0. The Asset-based revolving credit facility also contains certain customary affirmative covenants and events of default.

Senior secured term loan facility

On October 31, 2006, we executed a $2.4 billion senior secured term loan facility with Deutsche Bank A.G. New York Branch, and other lenders. The full amount was borrowed on October 31, 2006. We are required to make scheduled quarterly payments, each equal to 0.25% of the original principal amount of the term loans, for the first six years and three quarters, with the balance payable on October 31, 2013.

Borrowings under the Senior secured term loan facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank and (2) the federal funds effective rate plus ½ of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The applicable margin is 2.00% with respect to base rate borrowings and 3.00% with respect to LIBOR borrowings, subject to downward adjustment based on the leverage and ratings thresholds set forth in the Senior secured term loan facility.

The Senior secured term loan facility requires us to prepay outstanding term loans with (a) 100% of the net proceeds of any debt issued by us or our subsidiaries (with exceptions for certain debt permitted to be incurred under the Senior secured term loan facility) and (b) commencing with the fiscal year ending February 2, 2008, 50% (which percentage will be reduced to 25% if our total leverage ratio is less than a 6.00:1.00 and will be reduced to 0% if our total leverage ratio is less than 5.00:1.00) of our annual Excess Cash Flow (as defined in the Senior secured term loan facility). We must also offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales or casualty events under certain circumstances. We may voluntarily prepay outstanding loans under the Senior secured term loan facility at any time without premium or penalty other than customary breakage costs with respect to LIBOR loans.

The Senior secured term loan facility requires us to maintain compliance with the consolidated secured debt ratio that is no less than 4.0 to 1.0, with our first compliance date beginning with the twelve months ended February 2, 2008. In addition, the Senior secured term loan facility contains a number of negative covenants that are substantially similar (but more restrictive in certain respects) to those governing the Notes as well as certain other customary affirmative and negative covenants and events of default.

In fiscal 2001, we issued $200 million in principal amount of 9¼% Senior Notes due July 1, 2009, which were unsecured and interest thereon was payable semi-annually on each January 1 and July 1. On July 1, 2005, we redeemed the Senior Notes at a price of $1,046.25 per $1,000 of principal amount. This early redemption resulted in a pre-tax charge of $12.1 million in the second quarter of fiscal 2005, which represents a combination of a $9.3 million call premium and $2.8 million of unamortized costs associated with the Senior Notes, which was recorded as interest expense.

We require cash principally for day-to-day operations and to finance capital investments, inventory for new stores, inventory replenishment for existing stores, and seasonal working capital needs. In recent years, we have financed our operations, new store openings, Common Stock repurchases, dividend payments, and other capital investments with cash from operations and proceeds from stock option exercises. We expect that our available cash, cash flow generated from operating activities, and funds available under our Asset-based revolving credit facility will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements, and future growth through the end of fiscal 2007. As of December 6, 2006, our borrowing base under our Asset-based revolving credit facility was $994.5 million and we had $715.2 million of remaining availability under that facility.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that a company recognize in its consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for us, as of the beginning of fiscal 2007 year, with early adoption permitted. Any cumulative effect recorded as a result of adopting FIN 48 will be recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans (“FAS 158”), which requires an entity to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. It also requires an entity to measure the funded status of a plan as of the date of its year-end balance sheet. As we have no publicly traded securities (due to the Merger), FAS 158 is effective for us at the end of fiscal 2007, with early adoption permitted. We plan to adopt FAS 158 at the end of fiscal 2007, with no material impact expected on our consolidated income statement, balance sheet, shareholders’ equity, or cash flows statement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We typically invest cash balances in excess of operating requirements primarily in money market mutual funds and short-term interest-bearing securities, generally with maturities of 90 days or less. Due to the short-term nature of our investments, the fair value of our cash and equivalents at October 28, 2006 approximated carrying value.

Upon completion of the Merger, we terminated our $300 million Credit Agreement and issued certain debt securities and entered into certain agreements to finance the recapitalization. See “Part I. – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt.”  We have market risk exposure arising from changes in interest rates on our new Senior Credit Facilities. The interest rates on our Senior Credit Facilities will reprice periodically. The interest rates on our Notes issued in connection with the Merger are fixed.

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

MICHAELS STORES, INC.

Part II—OTHER INFORMATION

Item 1.  Legal Proceedings.

Shareholder Claims

Fathergill Claim

On March 21, 2003, Julie Fathergill filed a purported stockholder derivative action, which is pending in the 192nd District Court for Dallas County, Texas. The lawsuit named certain former and then-current officers and directors, including all of Michaels’ then-current directors, as individual defendants and Michaels as a nominal defendant. The derivative action related to actions prior to our announcement on November 7, 2002, that we had revised our outlook for the fourth fiscal quarter of 2002, adjusting downward guidance for annual earnings per diluted share. The plaintiff alleged that, prior to that announcement, certain of the defendants made misrepresentations and failed to disclose negative information about the financial condition of Michaels while the individual defendants were selling shares of Michaels Common Stock. The plaintiff asserted claims against the individual defendants for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. All of these claims were asserted derivatively on behalf of Michaels. On November 7, 2005, the Court entered a written order granting the defendants’ special exceptions and ordering that the case would be dismissed with prejudice unless the plaintiff amended her petition to state an actionable claim against the defendants.

On December 8, 2005, the plaintiff filed an amended petition in which she reasserted many of the same factual allegations, but also added new allegations questioning, among other things, issues relating to Michaels’ inventory systems and infrastructure, as well as transactions and holdings of Michaels Common Stock by certain trusts established by or for the benefit of two of Michaels’ now former directors and/or their families. In her amended petition, the plaintiff continued to assert all her claims derivatively on behalf of Michaels against the individual defendants for breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment.

On July 10, 2006, the plaintiff filed a Second Amended Shareholder Derivative and Class Action Petition in which she reasserted many of the same factual allegations described above, added new derivative allegations regarding the granting of stock options to certain officers and directors from 1994 through 2000, and class action allegations regarding the then-proposed merger of Michaels and entities sponsored by Bain Capital Partners, LLC (“Bain”) and The Blackstone Group (“Blackstone”) (see Note 9 in the Notes to Consolidated Financial Statements and “Managements Discussion and Analysis of Financial Condition and Results of Operations—Recent Events” for additional information regarding the merger, which has now been consummated) and added certain additional former officers and directors as individual defendants. Among other things, the plaintiff sought (a) a declaration that the agreement and plan of merger among Michaels and the entities sponsored by Bain and Blackstone violated the individual defendants’ fiduciary duties and therefore is unlawful and unenforceable, (b) an injunction to prevent the consummation of the Merger, (c) an indeterminate amount of damages from the individual defendants, (d) certain corporate governance changes, (e) formation of a constructive trust to hold the proceeds of defendants’ alleged trading activities and (f) restitution from, and disgorgement of proceeds derived by, the named officers with respect to the alleged acts.

By court order dated August 18, 2006, the Gottlieb and Schuman actions (discussed below) were consolidated with the Fathergill action. On October 4, 2006, Fathergill, Gottlieb and Schuman filed a consolidated shareholder derivative class action petition that included the claims that had been asserted in any of the three actions and named as defendants each of the defendants that had been named in any of the three actions. We believe we have certain meritorious defenses and intend to defend this lawsuit vigorously.  We are unable to estimate a range of possible loss, if any, in this claim.

Gottlieb and Schuman Claim

On June 9, 2006, Feivel Gottlieb and on June 12, 2006, Roberta Schuman each filed purported stockholder derivative actions in the 191st and the 14th District Courts for Dallas County, Texas, respectively. The lawsuits named our former Chairman of the Board and Vice Chairman of the Board, both in their capacities at the time as officers of Michaels and as directors, and all of Michaels’ other current directors as individual defendants and Michaels as a nominal defendant. The plaintiffs asserted claims against the individual defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment in connection with the granting of stock options by Michaels between 1990 and October 2001 and sought, among other relief, an indeterminate amount of damages from the individual defendants and injunctive relief against Michaels with regard to various corporate governance matters. All of these claims were asserted derivatively on behalf of Michaels.

On July 5, 2006, each of Feivel Gottlieb and Roberta Schuman filed a First Amended Shareholder Derivative and Class Action Petition against the individual defendants, Michaels as a nominal defendant, and against Bain and Blackstone. In addition to the derivative allegations described above, these amended petitions added class action allegations against our then-current directors for breach of fiduciary duty related to the then-proposed merger of Michaels with entities sponsored by Bain and Blackstone, and a claim against Bain and Blackstone for aiding and abetting the directors’ alleged breach of fiduciary duty. In addition to the relief previously sought by the plaintiffs, as a result of these new claims, the plaintiffs sought (a) to enjoin then- proposed merger (or declare it void, if consummated), (b) to require the defendants to disgorge the property they received as a result of their allegedly wrongful conduct and (c) an indeterminate amount of damages from the defendants, jointly and severally. As discussed above, by court order dated October 4, 2006, the Gottlieb and Schuman actions were consolidated with the Fathergill action described above.

By court order dated August 18, 2006, the Gottlieb and Schuman actions were consolidated with the Fathergill action described above. On October 4, 2006, Fathergill, Gottlieb and Schuman filed a consolidated shareholder derivative class action petition that included the claims that had been asserted in any of the three actions and named as defendants each of the defendants that had been named in any of the three actions.

Dutil Claim

On September 11, 2003, Leo J. Dutil filed a purported stockholder derivative action in the United States District Court for the Northern District of Texas, Dallas Division. The lawsuit named certain former and then-current officers and directors as individual defendants and Michaels as a nominal defendant. In this derivative action, the plaintiff made allegations of fact similar to those made in the March 21, 2003 Fathergill petition described above. The plaintiff asserted claims against the individual defendants for breach of fiduciary duty, misappropriation of confidential information, and contribution and indemnification. All of these claims were asserted derivatively on behalf of Michaels. On August 31, 2006, the plaintiff filed a notice of voluntary dismissal.. The Court issued an order on September 7, 2006, dismissing the case in its entirety without prejudice.

Hulliung Claim

On June 19, 2006, Albert Hulliung filed a purported stockholder derivative action, which is pending in the United States District Court, Northern District of Texas, Dallas Division. The lawsuit named our former Chairman of the Board and Vice Chairman of the Board, all of Michaels’ other then-current directors, one additional then-current officer and certain of our former officers as individual defendants and Michaels as a nominal defendant. In connection with the granting and repricing of certain stock options between 1993 and 2001, the plaintiff asserted claims of (a) breaches of fiduciary duty and violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against all the individual defendants and (b) unjust enrichment against our then-Chairman of the Board, then-Vice Chairman of the Board, one other then-director and the other then-current officer and former officers named in the lawsuit. The plaintiff sought, among other relief, an indeterminate amount of damages from the individual defendants and disgorgement of certain options and any proceeds derived therefrom from the defendants against whom the unjust enrichment claim was asserted. All of these claims were asserted derivatively on behalf of Michaels.

On July 27, 2006, the plaintiff amended his complaint adding certain other former and then-current officers and one former director of Michaels as individual defendants and including allegations similar to those set forth in the second amended (July 10, 2006) Fathergill Petition, described above. The plaintiff asserted claims derivatively on behalf of Michaels for (a) breach of fiduciary duty and violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by each of the individual defendants, (b) unjust enrichment against certain of the individual defendants who received stock options during the relevant period and (c) insider selling against certain of the individual defendants who sold Michaels Common Stock during the time period. Additionally, the plaintiff purported to represent a class of Michaels’ shareholders. The plaintiff sought, among other relief, (i) an indeterminate amount of damages from the individual defendants, (ii) restitution from, and disgorgement of proceeds derived by, the individual defendants who received stock options, (iii) the imposition of a constructive trust against the individuals who were alleged to have engaged in insider sales and (iv) other unspecified equitable relief.

On November 7, 2006, the Ziolkowski action (discussed below) was consolidated with the Hulliung action. On November 27, 2006, the plaintiffs in Hulliung and Ziolkowski filed a Consolidated Class Action Complaint (“Consolidated Complaint”) against Michaels and certain of its former officers and directors. The Consolidated Complaint alleges that the defendants misrepresented and/or omitted material facts in Michaels’ annual proxy statements for 1993 through 2006, including, among other things, failing to disclose Michaels’ and the defendants’ alleged option backdating practices and the fact that Michaels and the defendants had reported false financial statements as a result of those practices. The Consolidated Complaint also alleges that the proxy statements failed to disclose: (a) that Michaels had problems with its internal controls that prevented it from issuing accurate financial reports and projections; (b) that because of improperly recorded stock-based compensation expenses, Michaels’ reported financial results violated GAAP; (c) that Michaels’ public disclosures presented an inflated view of Michaels’ earnings by understating the Company’s past compensation expenses; (d) that Michaels faced substantial liability for its past and ongoing backdating practices; and (e) that Michaels’ directors had received and acquiesced in the granting of backdated stock options. The plaintiff asserts claims against all defendants for violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder, and seeks, among other relief, an indeterminate amount of damages from the defendants, as well as an award of attorneys fees and costs. We believe we have certain meritorious defenses and intend to defend this lawsuit vigorously.  We are unable to estimate a range of possible loss, if any, in this claim.

Ziolkowski Claim

On July 7, 2006, James and Christine Ziolkowski filed a purported stockholder derivative action, which is pending in the United States District Court, Northern District of Texas, Dallas Division. The lawsuit named certain former and then-current officers and directors of Michaels as individual defendants, and Michaels as a nominal defendant. In connection with the granting of stock options to the named officers, the plaintiffs asserted claims of (a) breaches of fiduciary duty and violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by each of the individual defendants, (b) aiding and abetting of the named officers’ breach of their fiduciary duties by the director defendants and (c) unjust enrichment and rescission against the named officers. The plaintiffs sought, among other relief, (i) an indeterminate amount of damages from the individual defendants, (ii) restitution from, and disgorgement of proceeds derived by, the named officers with respect to the alleged acts, (iii) rescission of all option contracts granted to the named officers, and cancellation of any current or future obligations of Michaels under any executory contracts obtained by the named officers as a result of the alleged acts, (iv) formation of a constructive trust to hold all executory option contracts issued to the named officers and (v) punitive damages against the named officers. All of these claims were asserted derivatively on behalf of Michaels.

As discussed above, by court order dated November 7, 2006, the Ziolkowski action was consolidated with the Hulliung action described above and on November 27, 2006, the plaintiffs in Hulliung and Ziolkowski filed a Consolidated Complaint.

Massachusetts Laborers’ Annuity Fund Claim

On September 6, 2006, the Massachusetts Laborers’ Annuity Fund filed a putative class action on behalf of itself and all holders of Michaels Common Stock during the period of May 4, 2004 through the present. The lawsuit is pending in the United States District Court, Northern District of Texas, Dallas Division, and named Michaels and all of its then-current directors as defendants. The plaintiff alleged that the defendants misrepresented and/or omitted material facts in Michaels’ annual proxy statements for 2004, 2005 and 2006, including, among other things, that Michaels’ reported financial results inflated its reported earnings by not properly recording stock-based compensation expense relating to the granting of stock options, that problems with Michaels’ internal controls prevented it from issuing accurate financial reports and projections, and that Michaels’ directors had received and acquiesced in the granting of backdated stock options. The plaintiff asserted claims against all of the defendants of (a) violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder and (b) violations of Section 20(a) of the Securities Exchange Act of 1934. The plaintiff sought, among other relief, an indeterminate amount of damages from the defendants and equitable or injunctive relief, including the rescission of stock option grants. We believe we have certain meritorious defenses and intend to defend this lawsuit vigorously.  We are unable to estimate a range of possible loss, if any, in this claim.

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

Clark Claim

On July 13, 2005, Michael Clark, a former Michaels store assistant manager, and Lucinda Prouty, a former Michaels store department manager, commenced a proposed class action proceeding against Michaels Stores, Inc. on behalf of themselves and current and former hourly retail employees employed in California from July 13, 2001 to the present. The Clark suit was filed in the Superior Court of California, County of San Diego, and alleges that Michaels failed to pay overtime wages, provide meal and rest periods (or compensation in lieu thereof), and provide itemized employee wage statements. The Clark suit also alleges that this conduct was in breach of California’s unfair competition law. The plaintiffs seek injunctive relief, damages for unpaid overtime pay, meal break penalties, waiting time penalties, interest, and attorneys’ fees and costs. Under the Class Action Fairness Act, we removed the case to federal court on August 5, 2005. The parties participated in a voluntary mediation on October 16, 2006 and have reached a tentative settlement of the case. Contingent on court approval, the parties have agreed to a claims made process, with no material impact on our statement of operations, balance sheet, or cash flows for any period presented.

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

Governmental Inquiries and Related Matters

Non-U.S. Trust Inquiry

In early 2005, the District Attorney’s office of the County of New York and the SEC opened inquiries concerning non-U.S. trusts that directly or indirectly held shares of Michaels Common Stock and Common Stock options. The staff of a U.S. Senate subcommittee and a federal grand jury requested information with respect to the same facts. We are cooperating in these inquiries and have provided information in response to the requests.

Certain of these trusts and corporate subsidiaries of the trusts acquired securities of Michaels in transactions directly or indirectly with Charles J. Wyly, Jr. and Sam Wyly, who were, respectively, Chairman and Vice Chairman of the Board of Directors prior to the consummation of the merger of Michaels and entities sponsored by Bain and Blackstone, or with other Wyly family members. In addition, subsidiaries of certain of these trusts acquired securities directly from us in private placement transactions in 1996 and 1997 and upon the exercise of stock options transferred, directly or indirectly, to the trusts or their subsidiaries by Charles Wyly, Sam Wyly, or other Wyly family members.

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

Charles Wyly and Sam Wyly had not historically reported purchases and sales of Michaels securities by the non-U.S. trusts and their subsidiaries in reports filed by them with the SEC under Section 16 of the Securities Exchange Act of 1934. In an April 2005 letter from their counsel, Charles Wyly and Sam Wyly undertook to file any additional required Section 16 reports and to pay us the amount of any Section 16 liability. Counsel for Michaels and counsel for the Wylys have exchanged factual information and engaged in discussions of legal issues. Charles Wyly and Sam Wyly have not filed additional or amended Section 16 reports with respect to the transactions in question. They have, however, since June 2005, reported on Form 4 filings the ownership of Michaels securities by the non-U.S. trusts and their subsidiaries and the sales of such securities in connection with the merger involving Michaels and entities sponsored by Bain and Blackstone. In those filings, Charles Wyly and Sam Wyly have disclaimed beneficial ownership of the securities except to the extent of a pecuniary interest in the securities.

Charles Wyly and Sam Wyly made a proposal to settle the issue, without admitting or denying that they have or had, for Section 16 purposes, beneficial ownership of Michaels securities that are or were held by the non-U.S. trusts or their subsidiaries. Following that proposal, on March 15, 2006, the Board of Directors appointed a special committee of the Board to investigate and make decisions on behalf of Michaels with respect to the potential Section 16 liability issue. The special committee was also given authority to make decisions for Michaels relating to the allegations in the Fathergill derivative suit related to the transactions and holdings of Michaels Common Stock by certain of the non-U.S. trusts, and authority to investigate and respond to the governmental inquiries, described above. The special committee had retained independent counsel to advise it in these matters.

In connection with the consummation of the merger of Michaels with entities sponsored by Bain and Blackstone, all the members of the Board of Directors, including the members of the special committee, resigned. As a result, the committee no longer exists, and authority concerning those matters has now reverted to the new Board of Directors. The independent counsel retained by the special committee is now advising the Company. The Company and Charles Wyly, Sam Wyly and Evan Wyly entered into a tolling agreement, effective November 6, 2006, suspending the running of applicable statutes of limitations and similar defenses to the potential Section 16 claims from November 6, 2006 through February 1, 2007.

Stock Options Inquiry

On June 15, 2006, following Michaels’ announcement that its Audit Committee had initiated an internal review, described below, into the Company’s historical stock option practices, Michaels received a letter from the Division of Enforcement of the SEC requesting that the Company preserve all documents concerning its granting of stock options from 1990 through the present and stating that the SEC intended to request production of such documents in the future. In a letter dated November 15, 2006, the Division requested the documents. A June 16, 2006 grand jury subpoena issued by the U.S. District Court for the Southern District of New York requesting documents relating to the granting of stock options during the period 1996 to the present was withdrawn in connection with a July 27, 2006 grand jury subpoena issued by the U.S. District Court for the Northern District of Texas on behalf of the Fraud section of the Department of Justice requesting documents relating to the granting of stock options during the same period. We are cooperating in these inquiries and have provided information in response to the requests.

On August 28, 2006, the Board of Directors appointed a special committee of the Board to investigate and make decisions on behalf of Michaels with respect to these subpoenas and any stock option grant issue raised by the SEC. The Board also designated the special committee to investigate and make decisions on behalf of Michaels with respect to allegations regarding Michaels’ historical stock option practices asserted in each of the Fathergill, Gottlieb and Schuman, Hulliung and Ziokowski claims, described above under “Shareholder Claims.” This committee no longer exists as a result of the resignation of the members of the Board of Directors, including the members of this committee, in connection with the consummation of the merger of Michaels with entities sponsored by Bain and Blackstone, and the authority previously given to the committee has now reverted to the new Board of Directors.

Internal Review of Stock Options Practices and Related Accounting

Based on media reports regarding historical stock options practices at other publicly traded companies regarding allegations of “backdating” option grants, the Company’s Audit Committee has conducted an internal review into the Company’s historical stock option practices, including a review of the Company’s underlying option grant documentation and procedures and related accounting. The Audit Committee’s internal review was conducted with the assistance of independent legal counsel and outside accounting experts. The Company’s independent registered public accounting firm was informed about the internal review. The Company also voluntarily reported the commencement of this review to the SEC.

The Audit Committee review focused principally on the question of whether there may have been intentional wrongdoing in the Company’s historical stock options granting practices. On August 25, 2006, the Audit Committee’s independent legal counsel presented its final report to the Audit Committee, which stated that the investigation conducted by independent counsel did not support a conclusion that there was intentional misconduct. Based on the independent counsel report, the Audit Committee concluded that the results of the investigation did not support a finding of intentional misconduct.

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

The Company has used its stock option program as a key component of compensation for both its officers and a broad group of non-officer employees. Historically, the Company has granted stock options principally, but not invariably, utilizing a process in which an authorized committee of the Board would approve stock option grants from time to time through unanimous written consent resolutions with specified effective dates that generally preceded the date on which the consents were fully executed by members of the applicable committee. Since October 2001, the Company has continued to use unanimous written consent resolutions to grant stock options but in a modified process based on established pre-determined effective grant dates and generally pre-determined grant levels for its stock option program. Prior to October 2001, some grants were made on the basis of pre-determined grant dates and pre-determined grant levels; others were not. Most of the stock option grants during the period under review were dated prior to the approval of the grants by the Board or a Board committee for various reasons, including the design and use of the unanimous written consent process, delays in the initiation of the written consents, general administrative deficiencies, and actions taken to correct what the Company believed were mistakes or omissions in the grant process. Notwithstanding that the Audit Committee concluded that the results of the investigation did not support a finding of intentional misconduct, the Company has identified accounting issues related to certain of the stock option grants prior to October 2001.

The Company has historically considered the effective date specified in an option and the effective date specified in the written consents by the applicable committee as the accounting measurement date for determining stock-based compensation expense under APB No. 25, Accounting for Stock Issued to Employees. For all of the post-October 2001 options grants and for many of the pre-October 2001 options grants, the Company has concluded that the accounting measurement date historically used was correct and appropriate, and that there is no unrecognized non-cash compensation expense with respect to those grants. However, for certain grants that were reviewed in the period 1990 to 2001, based on the advice it received and its own review of Company records, the Company currently believes that the measurement date would likely be considered to differ from the measurement date originally used in accounting for such grants. In connection with those grants, the Company is unable to definitively determine the actual measurement date based on existing records. The Company estimated the measurement date based on its knowledge of the approval process, subsequent meetings that occurred, and estimates of the time that would have lapsed to obtain documented approval for those grants. To the extent the exercise price of an option was less than the fair market value of the Company’s common stock on an estimated measurement date different than the original measurement date, the difference represents the Company’s estimate of the amount of non-cash compensation expense that should have been recorded over the vesting period of the option.

Based on the Company’s current analysis, the estimated amount of additional non-cash compensation cost that should have been recorded was approximately $22.5 million, net of income taxes of approximately $13.5 million, all of which relates to periods prior to fiscal 2001. The amounts do not affect results of operations or the statement of cash flows in any period presented in this report or in the Company’s Annual Report on Form 10-K for fiscal 2005. As all stock options in question were exercised prior to the end of fiscal 2005, the effect on the Company’s financial position as of January 28, 2006 and as of October 28, 2006 as presented in this report would be an adjustment to both retained earnings and accumulated paid in capital in the amount of any unrecorded non-cash compensation cost, with no impact on total stockholders’ equity. Based on the Company’s current analysis and judgments, any misstatement of the Company’s financial statements in any period presented in this report or in its fiscal 2005 Form 10-K is not considered material.

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

A number of shareholder lawsuits have been filed against the Company, the then-current and certain former directors, and certain then-current and former officers of Michaels relating to the Company’s historical stock option practices. See “— Shareholder Claims” above. The Company has received a grand jury subpoena and has received a document production request from the SEC with respect to documents relating to our historical stock option practices. See “— Governmental Inquires and Related Matters—Stock Options Inquiry” above.

General

We are a defendant from time to time in lawsuits incidental to our business. Based on currently available information, we believe that resolution of all known contingencies is uncertain. There can be no assurance that future costs of such litigation would not be material to our financial position, results of operations, or cash flows.

Item 1A.  Risk Factors.

We face risks relating to our historical stock option practices.

Our former Audit Committee conducted an internal review, with the assistance of independent legal counsel and outside accounting experts, into our historical stock option practices. The Audit Committee concluded that the results of the investigation did not support a finding of intentional misconduct. However, we have identified accounting issues related to certain stock option grants prior to October 2001. Based on our current analysis and judgments, we do not currently believe a restatement of our prior period financial statements will be required; however, our review is not complete as of the filing date of this Quarterly Report on Form 10-Q. Additional information may become available which could cause our current judgments and estimates to change materially. In addition, our historical stock option practices are under investigation by the Department of Justice, and the SEC has requested that we produce documents concerning the grant of stock options since 1990. It is possible that, as a result of these investigations and inquiries or other guidance from the SEC, the SEC may direct us to, or we may conclude that we should, restate prior period financial statements or record a non-cash charge in the fourth quarter of fiscal 2006 for estimated unrecorded stock compensation expense. See “Part II.–Item 1.–Legal Proceedings–Governmental Inquiries and Related Matters–Stock Options Inquiry” and “Part II.–Item 1.–Legal Proceedings–Internal Review of Stock Options Practices and Related Accounting.”  In addition, our historical stock option practices are the subject of certain lawsuits. If any of these suits is resolved adversely, we may be adversely impacted.

We face risks related to unresolved SEC staff comments.

We received written comments from the SEC staff regarding our Annual Report on Form 10-K for fiscal 2005 and our Quarterly Report on Form 10-Q for the three months ended April 29, 2006. The SEC staff requested further explanation of (a) the changes to our calculation for deferring costs related to preparing inventory for sale and vendor allowance recognition, (b) the transition to weighted average cost accounting, and (c) our current and deferred income tax balances. If the SEC staff disagrees with our accounting treatment of these matters, we might have to revise disclosures in future filings, amend disclosures in our Annual Report on Form 10-K for fiscal 2005 and subsequent periodic reports, or restate prior period financial statements. We continue to believe that our accounting treatment with respect to these matters is in conformity with U.S generally accepted accounting principles and that a restatement of our historical financial statements is not required.

We face risks related to our substantial indebtedness.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our Notes and Senior Credit Facilities. Our high degree of leverage could have important consequences to us, including:

•                  making it more difficult for us to make payments on our indebtedness;

•                  increasing our vulnerability to general economic and industry conditions;

•                  requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•                  exposing us to the risk of increased interest rates as our borrowings under our Senior Credit Facilities are at variable rates of interest;

•                  restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•                  limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•                  limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our Senior Credit Facilities and the indentures governing our Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

•                  incur additional debt;

•                  pay dividends or distributions on our capital stock or repurchase our capital stock;

•                  issue stock of subsidiaries;

•                  make certain investments;

•                  create liens on our assets to secure debt;

•                  enter into transactions with affiliates;

•                  merge or consolidate with another company; and

•                  sell or otherwise transfer assets.

In addition, under our Senior secured term loan facility, we will be required to satisfy and maintain a consolidated secured debt ratio. Our ability to meet such a ratio can be affected by events beyond our control, and there can be no assurance that we will meet the required ratio.

Upon the occurrence of an event of default under our Senior Credit Facilities, the lenders could elect to declare all amounts outstanding under the Senior Credit Facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the Senior Credit Facilities could proceed against the collateral granted to them to secure that indebtedness. We will pledge a significant portion of our assets as collateral under the Senior Credit Facilities. If the lenders under the Senior Credit Facilities accelerate the repayment of borrowings, we may not have sufficient assets to repay the Senior Credit Facilities, as well as our unsecured indebtedness, including our Notes.

Our Asset-based revolving credit facility permits us to borrow up to $1.0 billion; however, our ability to borrow thereunder is limited by a borrowing base. The borrowing base equals the sum of (i) 90% of eligible credit card receivables and debit card receivables; (ii) between 85% and 90% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit; (iii) a percentage of eligible in-transit inventory, less certain reserves; and, (iv) the sum of an additional 10% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit plus an additional 5% of eligible credit card receivables and debit card receivables, up to a maximum amount of $200.0 million. In addition, our ability to borrow under this facility is limited by a minimum liquidity condition, providing that, if excess availability is less than $75.0 million at any time, we are not permitted to borrow any additional amounts under the Asset-based revolving credit facility unless our pro forma Consolidated Fixed Charge Coverage Ratio (as defined in the credit agreement for our Asset-based revolving credit facility) is at least 1.1 to 1.0. Moreover, our Asset-based revolving credit facility provides discretion to the agent bank acting on behalf of the lenders to impose additional availability reserves, which could materially impair the amount of borrowings that would otherwise be available to us. There can be no assurance that the agent bank will not impose such reserves or, were it to do so, that the resulting impact of this action would not materially and adversely impair our liquidity.

Item 6.  Exhibits.

(a) Exhibits:

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Michaels Stores, Inc. (previously filed as Exhibit 3.1 to Form 8-K filed by Registrant on November 6, 2006, SEC File No. 001-09338).

3.2	Amended and Restated Bylaws of Michaels Stores, Inc. (previously filed as Exhibit 3.2 to Form 8-K filed by Registrant on November 6, 2006, SEC File No. 001-09338).

4.1	Senior Indenture, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (filed herewith).

4.2	Senior Subordinated Indenture, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (filed herewith).

4.3	Subordinated Discount Indenture, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (filed herewith).

4.4

Registration Rights Agreement for the Senior Notes, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC and Credit Suisse Securities (USA) LLC (filed herewith).

4.5

Registration Rights Agreement for the Senior Subordinated Notes, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC and Credit Suisse Securities (USA) LLC (filed herewith).

4.6

Registration Rights Agreement for the Subordinated Discount Notes, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC and Credit Suisse Securities (USA) LLC (filed herewith).

4.7	Registration Rights Agreement, dated as of October 31, 2006, among Michaels Stores, Inc. and certain stockholders thereof (filed herewith).

10.1	Stockholders Agreement, dated as of October 31, 2006, among Michaels Stores, Inc. and certain stockholders thereof (filed herewith).

10.2	Management Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Bain Capital Partners, LLC and Blackstone Management Partners V LLC (filed herewith).

10.3	Management Agreement, dated as of October 31, 2006, between Michaels Stores, Inc. and Highfields Capital Management LP (filed herewith).

10.4

Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., as lead borrower, the facility guarantors named therein, Bank of America, N.A., as administrative agent and collateral agent, Deutsche Bank Securities Inc., as syndication agent, Credit Suisse, JPMorgan Chase Bank, N.A., Wells Fargo Retail Finance, LLC, as co-documentation agents, the lenders named therein, and Banc of America Securities LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint bookrunners (filed herewith).

10.5

Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other lenders named therein, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A. and Credit Suisse, as co-documentation agents, and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC as co-lead arrangers and joint bookrunners (filed herewith).

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
Jeffrey N. Boyer
President and Chief Financial Officer
(Principal Financial Officer)

Dated: December 7, 2006

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Michaels Stores, Inc. (previously filed as Exhibit 3.1 to Form 8-K filed by Registrant on November 6, 2006, SEC File No. 001-09338).

3.2	Amended and Restated Bylaws of Michaels Stores, Inc. (previously filed as Exhibit 3.2 to Form 8-K filed by Registrant on November 6, 2006, SEC File No. 001-09338).

4.1	Senior Indenture, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (filed herewith).

4.2	Senior Subordinated Indenture, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (filed herewith).

4.3	Subordinated Discount Indenture, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (filed herewith).

4.4

Registration Rights Agreement for the Senior Notes, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC and Credit Suisse Securities (USA) LLC (filed herewith).

4.5

Registration Rights Agreement for the Senior Subordinated Notes, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC and Credit Suisse Securities (USA) LLC (filed herewith).

4.6

Registration Rights Agreement for the Subordinated Discount Notes, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC and Credit Suisse Securities (USA) LLC (filed herewith).

4.7	Registration Rights Agreement, dated as of October 31, 2006, among Michaels Stores, Inc. and certain stockholders thereof (filed herewith).

10.1	Stockholders Agreement, dated as of October 31, 2006, among Michaels Stores, Inc. and certain stockholders thereof (filed herewith).

10.2	Management Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Bain Capital Partners, LLC and Blackstone Management Partners V LLC (filed herewith).

10.3	Management Agreement, dated as of October 31, 2006, between Michaels Stores, Inc. and Highfields Capital Management LP (filed herewith).

10.4

Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., as lead borrower, the facility guarantors named therein, Bank of America, N.A., as administrative agent and collateral agent, Deutsche Bank Securities Inc., as syndication agent, Credit Suisse, JPMorgan Chase Bank, N.A., Wells Fargo Retail Finance, LLC, as co-documentation agents, the lenders named therein, and Banc of America Securities LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint bookrunners (filed herewith).

10.5

Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other lenders named therein, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A. and Credit Suisse, as co-documentation agents, and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC as co-lead arrangers and joint bookrunners (filed herewith).

31.1	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Gregory A. Sandfort pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).