Form 10-Q/A
period 2006-10-28
MICHAELS STORES INC
filed 2006-12-15
CIK 740670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

MICHAELS STORES, INC.
FORM 10-Q/A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Michaels Stores, Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2006 (the “Original Filing”) is being filed to include Item 4 of Part II, which item was inadvertently omitted in the Original Filing.  The Original Filing, as amended hereby, continues to speak as of the date of the Original Filing and no disclosure in the Original Filing has been updated to speak to any later date.

PART II
OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

 A special meeting of our stockholders was held on October 5, 2006 to consider and vote on the adoption of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 30, 2006, as amended, among Bain Paste Mergerco, Inc., Blackstone Paste Mergerco, Inc., Bain Paste Finco, LLC, Blackstone Paste Finco, LLC and Michaels Stores, Inc.

A total of 105,246,803 shares of our common stock were present or represented by proxy at the special meeting, which shares represented approximately 79% of the 133,326,962 shares of our common stock outstanding as of the record date established for the special meeting.  The Merger Agreement was approved by the following vote:

Votes For:	104,953,432
Votes Against:	202,822
Votes to Abstain:	90,549

Item 6.    Exhibits.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Michaels Stores, Inc. (previously filed as Exhibit 3.1 to Form 8-K filed by Registrant on November 6, 2006, SEC File No. 001-09338).

3.2	Amended and Restated Bylaws of Michaels Stores, Inc. (previously filed as Exhibit 3.2 to Form 8-K filed by Registrant on November 6, 2006, SEC File No. 001-09338).

4.1	Senior Indenture, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee. *

4.2	Senior Subordinated Indenture, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee. *

4.3	Subordinated Discount Indenture, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee. *

4.4

Registration Rights Agreement for the Senior Notes, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC and Credit Suisse Securities (USA) LLC. *

Exhibit Number	Description of Exhibit
4.5

Registration Rights Agreement for the Senior Subordinated Notes, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC and Credit Suisse Securities (USA) LLC. *

4.6

Registration Rights Agreement for the Subordinated Discount Notes, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC and Credit Suisse Securities (USA) LLC. *

4.7	Registration Rights Agreement, dated as of October 31, 2006, among Michaels Stores, Inc. and certain stockholders thereof. *

10.1	Stockholders Agreement, dated as of October 31, 2006, among Michaels Stores, Inc. and certain stockholders thereof. *

10.2	Management Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Bain Capital Partners, LLC and Blackstone Management Partners V LLC. *

10.3	Management Agreement, dated as of October 31, 2006, between Michaels Stores, Inc. and Highfields Capital Management LP. *

10.4

Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., as lead borrower, the facility guarantors named therein, Bank of America, N.A., as administrative agent and collateral agent, Deutsche Bank Securities Inc., as syndication agent, Credit Suisse, JPMorgan Chase Bank, N.A., Wells Fargo Retail Finance, LLC, as co-documentation agents, the lenders named therein, and Banc of America Securities LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint bookrunners. *

10.5

Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other lenders named therein, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A. and Credit Suisse, as co-documentation agents, and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC as co-lead arrangers and joint bookrunners. *

31.1	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (Form 10-Q). *

31.2	Certifications of Gregory A. Sandfort pursuant to §302 of the Sarbanes-Oxley Act of 2002 (Form 10-Q). *

31.3	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (Amendment No. 1, Form 10-Q/A) (filed herewith).

31.4	Certifications of Gregory A. Sandfort pursuant to §302 of the Sarbanes-Oxley Act of 2002 (Amendment No. 1, Form 10-Q/A) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (Form 10-Q). *

32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (Amendment No. 1, Form 10-Q/A) (filed herewith).

*                    Previously filed as a like-numbered exhibit to the Registrant’s Form 10-Q filed on December 7, 2006, SEC File No. 001-09338.

MICHAELS STORES, INC.
FORM 10-Q/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAELS STORES, INC.

	By:	/s/ Jeffrey N. Boyer
Jeffrey N. Boyer
President and Chief Financial Officer
(Principal Financial Officer)

Dated: December 15, 2006

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Michaels Stores, Inc. (previously filed as Exhibit 3.1 to Form 8-K filed by Registrant on November 6, 2006, SEC File No. 001-09338).

3.2	Amended and Restated Bylaws of Michaels Stores, Inc. (previously filed as Exhibit 3.2 to Form 8-K filed by Registrant on November 6, 2006, SEC File No. 001-09338).

4.1	Senior Indenture, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee. *

4.2	Senior Subordinated Indenture, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee. *

4.3	Subordinated Discount Indenture, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee. *

4.4

Registration Rights Agreement for the Senior Notes, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC and Credit Suisse Securities (USA) LLC. *

4.5

Registration Rights Agreement for the Senior Subordinated Notes, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC and Credit Suisse Securities (USA) LLC. *

4.6

Registration Rights Agreement for the Subordinated Discount Notes, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC and Credit Suisse Securities (USA) LLC. *

4.7	Registration Rights Agreement, dated as of October 31, 2006, among Michaels Stores, Inc. and certain stockholders thereof. *

10.1	Stockholders Agreement, dated as of October 31, 2006, among Michaels Stores, Inc. and certain stockholders thereof. *

10.2	Management Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Bain Capital Partners, LLC and Blackstone Management Partners V LLC. *

10.3	Management Agreement, dated as of October 31, 2006, between Michaels Stores, Inc. and Highfields Capital Management LP. *

10.4

Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., as lead borrower, the facility guarantors named therein, Bank of America, N.A., as administrative agent and collateral agent, Deutsche Bank Securities Inc., as syndication agent, Credit Suisse, JPMorgan Chase Bank, N.A., Wells Fargo Retail Finance, LLC, as co-documentation agents, the lenders named therein, and Banc of America Securities LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint bookrunners. *

10.5

Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other lenders named therein, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A. and Credit Suisse, as co-documentation agents, and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC as co-lead arrangers and joint bookrunners. *

Exhibit Number	Description of Exhibit
31.1	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (Form 10-Q). *

31.2	Certifications of Gregory A. Sandfort pursuant to §302 of the Sarbanes-Oxley Act of 2002 (Form 10-Q). *

31.3	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (Amendment No. 1, Form 10-Q/A) (filed herewith).

31.4	Certifications of Gregory A. Sandfort pursuant to §302 of the Sarbanes-Oxley Act of 2002 (Amendment No. 1, Form 10-Q/A) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (Form 10-Q). *

32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (Amendment No. 1, Form 10-Q/A) (filed herewith).

*                                         Previously filed as a like-numbered exhibit to the Registrant’s Form 10-Q filed on December 7, 2006, SEC File No. 001-09338.