Form 10-K
period 2007-02-03
MICHAELS STORES INC
filed 2007-05-03
CIK 740670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2007

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐  No  ☒

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

As of July 29, 2006, the aggregate market value of the voting equity held by non-affiliates of the Registrant was $5,478,257,089 based on the closing price of the Registrant’s Common Stock on such date, $42.42, as reported on the New York Stock Exchange. Shares of the Registrant’s Common Stock owned by its directors and executive officers were excluded from this aggregate market value calculation; however, such exclusion does not represent a conclusion by the Registrant that any or all of such directors and executive officers are or were affiliates of the Registrant.  On October 31, 2006, substantially  all of the Registrant’s Common Stock was acquired through a merger transaction.  Following the merger, the aggregate market value of voting equity held by non-affiliates of the Registrant was zero.

As of April 3, 2007, 118,262,731 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

On April 2, 2007, the Audit Committee of the Board of Directors, in consultation with management and our independent registered public accounting firm, determined that our application of our retail inventory method of accounting for merchandise inventory in our Michaels stores contained certain deficiencies. The correction of our retail inventory method resulted in a restatement of our consolidated financial statements for years prior to fiscal 2006.

Our restatement also encompasses other charges recorded in prior fiscal years, the effects of which were previously considered immaterial to their respective periods.  These charges include the correction of an error regarding the deferral of costs related to preparing our inventory for sale and vendor allowance recognition, recorded in the fourth quarter of fiscal 2005 in the amount of $15.0 million, net of an income tax benefit of $8.9 million.  We also included the lease accounting correction, recorded in the fourth quarter of fiscal 2004 in the amount of $8.0 million, net of an income tax benefit of $4.8 million. For purposes of this restatement, these previously reported cumulative charges were recorded in each of the prior periods to which they relate.

Finally, our restatement includes the resolution of our previously reported internal review of stock options grant practices. Based on our analysis, the amount of additional non-cash compensation cost that should have been recorded was approximately $27.1 million, net of income tax benefits of approximately $12.7 million, all of which relates to periods prior to fiscal 2001. In our restatement, we recognized this additional compensation cost as an adjustment to our beginning retained earnings balance for fiscal 2002.  For the periods presented in this report, this adjustment does not affect results of operations and only resulted in an adjustment of offsetting amounts within the “net cash provided by operating activities” section of our consolidated statements of cash flows, with no change to total cash flow or the classification of cash flows between operating activities, investing activities, or financing activities.

The table below provides a summary of certain line items from our consolidated statements of income for fiscal years 2002 through 2005 and summary cash flow data for fiscal years 2002 through 2004 that were affected by this restatement. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for tables that reconcile our previously reported amounts to the restated amounts and for a more detailed description of the adjustments underlying the restatement.

	Income Statement Summary
	(In thousands)
	Fiscal 2005	Fiscal 2004	Fiscal 2003	Fiscal 2002

As previously reported:
Operating income	$364,340	$339,515	$302,751	$269,794
Income before cumulative effect of accounting change	219,512	201,809	177,845	147,730
Net income	131,024	201,809	177,845	140,297

As restated:
Operating income	381,101	342,771	292,267	242,784
Income before cumulative effect of accounting change	228,213	203,954	171,659	131,280
Net income	220,722	203,954	171,659	124,984

Adjustments:
Operating income	16,761	3,256	(10,484)	(27,010)
Income before cumulative effect of accounting change	8,701	2,145	(6,186)	(16,450)
Net income	89,698	2,145	(6,186)	(15,313)

	Cash Flow Data
	(In thousands)
	Fiscal 2004	Fiscal 2003	Fiscal 2002
As previously reported:
Net cash provided by operating activities	$427,818	$289,506	$109,482
Net cash used in investing activities	(141,152)	(103,005)	(108,079)

As restated:
Net cash provided by operating activities	431,375	292,834	111,561
Net cash used in investing activities	(144,709)	(106,333)	(110,158)

Adjustments:
Net cash provided by operating activities	3,557	3,328	2,079
Net cash used in investing activities	(3,557)	(3,328)	(2,079)

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

Unless otherwise noted, all amounts contained in this Annual Report on Form 10-K are as of February 3, 2007. Unless otherwise noted, all references to the number of shares of Common Stock and earnings per share amounts in this Annual Report on Form 10-K have been adjusted to retroactively reflect the two-for-one Common Stock split and the 2.9333-for-one Common Stock split effected in the form of a stock dividend to stockholders of record as of the close of business on September 27, 2004 and January 26, 2007, respectively.

General

With approximately $3.9 billion in sales in fiscal 2006, Michaels Stores, Inc., together with its subsidiaries, is the largest arts and crafts specialty retailer in North America providing materials, ideas, and education for creative activities. Michaels Stores, Inc. was incorporated in Delaware in 1983, and as of March 30, 2007, we operate 926 Michaels retail stores in 48 states, as well as in Canada, averaging 18,400 square feet of selling space. Our stores offer arts and crafts supplies and products for the crafter and do-it-yourself home decorator. We also operate 167 Aaron Brothers stores as of March 30, 2007, in 11 states, averaging 5,500 square feet of selling space, offering photo frames, a full line of ready-made frames, custom framing services, and a wide selection of art supplies. Recollections, our scrapbooking/paper crafting retail concept, operates 11 stores as of March 30, 2007, located in Arizona, Maryland, Texas, and Virginia, providing merchandise, accessories, and a variety of scrapbooking and paper crafting support services in a community learning environment. In addition, we own and operate four Star Decorators Wholesale stores as of March 30, 2007, located in Arizona, California, Georgia, and Texas, offering merchandise primarily to interior decorators/designers, wedding/event planners, florists, hotels, restaurants, and commercial display companies. Unless the context otherwise indicates, references in this Annual Report on Form 10-K to “we,” “our,” “us,” the “Company” and “Michaels” means Michaels Stores, Inc., together with its subsidiaries.

Our mission is to help our customers express themselves creatively. Through our broad product assortments, friendly and knowledgeable sales associates, educational in-store events, and project sheets and displays, we offer a shopping experience that encourages creativity. We also offer classes and demonstrations that teach basic and advanced skills and provide a hands-on experience in a community environment.

We will make available our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, free of charge through our Internet website at www.michaels.com under the heading “Corporate Information” as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

Recent History

On October 31, 2006, substantially all of the Common Stock of Michaels Stores, Inc. was acquired through a merger transaction (the “Merger”) by affiliates of two private investment firms, Bain Capital Partners, LLC and The Blackstone Group  (collectively, together with their applicable affiliates, the “Sponsors”), with certain shares retained by affiliates of Highfields Capital Partners (a then-existing shareholder of Michaels Stores, Inc.). As a result of the Merger, Michaels Holdings LLC, an entity controlled by the Sponsors, owns over  93% of our outstanding Common Stock, which is no longer publicly traded.

In connection with the Merger, our capital structure changed significantly.  We issued three series of notes and executed  new senior credit facilities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further information.

Industry Overview—Competition

We are the largest specialty retailer in North America providing materials, ideas, and education for creative activities in home accents, art, and craft projects. We believe we are well positioned to benefit from favorable demographics, particularly a more affluent baby boomer population; continued investment in existing and new homes; and an increasing focus on home-based, family activities. According to a consumer participation survey from April 2006, our typical customer is:

•             Female—90% are women and 61% are married.

•             Young—70% of crafters are under 55, with 43% of them between the ages of 35 and 54.

•             Affluent—67% of our crafters have household incomes greater than $50,000, with a median income of about $65,000.

•             Loyal—Most crafters shop for craft supplies at least twice a month, with approximately half of their visits to Michaels.

We compete across many segments of the industry, including floral, fine art, adult and kids crafts, scrapbooking and paper crafting, home accents, gift wrapping supplies, candles, photo frames, and custom framing. Industry association and analyst research reports estimate that our total addressable market size is about $38 billion annually, of which $30 billion is associated with the core arts and crafts market and $8 billion is associated with the framing market. According to industry surveys, the U.S. core arts and crafts market experienced annual growth of 4.7% from 2000 through September 2006.

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

We believe customers tend to choose where to shop based upon store location, breadth of selection, price, quality of merchandise, availability of product, and customer service. We compete with many different types of retailers and classify our competition within the following categories:

•             Mass merchandisers. This category includes companies such as Wal-Mart Stores, Inc. and other mass merchandisers. These retailers typically dedicate only a small portion of their selling space to a limited selection of home accents, arts and crafts supplies, and seasonal merchandise, but they do seek to capitalize on the latest trends by stocking products that are complimentary to those trends and their current merchandise offerings. These mass merchandisers generally have limited customer service staffs with varying amounts of experience in crafting projects.

•             Multi-store chains. This category includes several multi-store chains, each operating more than 30 stores, and comprises: Hobby Lobby, which operates approximately 386 stores in 30 states, primarily in the Midwestern and Southern United States; A.C. Moore Arts & Crafts, Inc., which operates approximately 122 stores in the mid-Atlantic and Northeast regions; Jo-Ann Superstores (operated by Jo-Ann Stores, Inc.), which operates approximately 173 Superstores across the country; and Garden Ridge Corporation, which operates approximately 36 stores in 13 states, primarily in the Midwestern and Southern United States. We believe all of these chains are significantly smaller than Michaels with respect to number of stores and total net sales.

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

Business Strategy

We intend to increase our revenues and profits by strengthening our position as the largest retailer in North America within the arts and crafts, home accents, and custom framing sectors through the following strategies:

•             Increase Sales and Productivity of Existing Michaels Stores. Michaels stores that have been open longer than 36 months currently average approximately $224 in net sales per selling square foot. We continue to strive toward increasing sales and productivity by focusing on merchandise assortment and in-stock positions, enhancing our customers’ in-store experiences, and improving our marketing execution.

—           Improving our merchandise assortment. We attempt to provide merchandise assortments that inspire creativity and fun within the categories we carry. We intend to continue to refine our merchandise assortment and introduce new products through detailed SKU analysis from our perpetual inventory system. Our perpetual inventory capabilities allow us to track SKU demand in real time across different stores and geographies.  We can test new merchandising assortments in selected markets before implementing regional or national rollouts. Our assortments include highly differentiated and exclusive product lines, which we believe helps us further maximize our opportunities within arts and crafts trends.

—           Maintaining our store merchandise in-stock position. As part of our ongoing inventory management and supply chain initiatives, we strive to have fully-stocked basic assortments in our stores supported by timely, updated displays of merchandise in our key feature space areas such as power panels, end caps, drive aisles, and the area around the checkout. We continue to optimize our in-stock levels using data from our automated replenishment system, which we implemented during fiscal 2004. We also plan to improve the timing of the receipt of merchandise in our stores to take advantage of the natural seasonal selling peaks we have throughout the year.

—           Enhancing the in-store experience. We promote an environment whereby our customers rely on us for ideas, inspiration, and information. We expect to make it easier and more exciting to shop our stores with less clutter in the drive aisles, more powerful promotional items in our feature space, improved customer service, and faster checkout times. In fiscal 2005, we initiated our store standardization/remodel program by standardizing layouts, fixtures, merchandise adjacencies, and new signage across our stores. Through March 30, 2007, we executed this initiative across a total of 230 new and relocated stores as well as existing store remodels. We plan to remodel approximately 40 stores in fiscal 2007 using our store standardization/remodel program.

—           Improving marketing execution. We are focused on marketing strategies and vehicles that will drive customer traffic and demand for our products. In order to successfully retain customers and prospect high value new customers, we utilize a diversified marketing mix including print, internet, direct mail, and various in-store promotional activities. We will continue to focus on circular advertising, but we are reviewing the frequency and breadth of our print circular program while we continue to use targeted, direct mailing campaigns. We believe the utilization of our marketing database allows us to drive a productive, cost-efficient marketing program.

•            Enhance Michaels Stores’ Merchandise Margins. We intend to enhance merchandise margins through specific initiatives designed to improve our pricing and promotional strategy, and our inventory management, supply chain and sourcing processes.

—           Pricing and promotional strategy. We are working to develop an integrated pricing and promotion strategy based on customer behavior, while improving our long-term organizational capabilities, processes, and tools. Our promotion activity is item-price based, with promotions spanning across categories and with limited regional differentiation. We believe we can improve margins by applying more sophisticated pricing models and regional promotion programs, with a focus on the optimization of item-specific promotional prices and improvements in clearance pricing though merchandising systems upgrades and enhanced merchandise planning.  We further believe the identification of promotional items that drive customer traffic will add consumers to the base market as we seek to feature those promotional items more often.  We are currently reviewing potential software products that would enable us to develop a database of information to allow us to further improve our pricing and promotional decisions.

—           Hybrid distribution network. We currently ship approximately 35% of our products directly from the vendor to our Michaels stores. We are in the process of shifting to a hybrid distribution model whereby a much larger percentage of our inventory will be shipped from the vendor to our distribution centers. All distribution centers will stock our fast-selling SKUs with slower-selling SKUs stocked in the distribution center closest to the vendor. We believe our hybrid-distribution method will help reduce costs associated with drop-shipping products directly to store locations.

—           Product sourcing. A significant portion of our products are manufactured outside the United States but we source less than 10% of our products directly from international manufacturers. We expect to further expand our importation of basic assortment products as we believe this presents a significant long-term opportunity to enhance our margins, potentially decrease domestic supply chain costs, and realize overall lower product costs. The fulfillment of this objective is dependent upon several factors, including our product development requirements, establishment of key processes, implementation of new or upgrade of existing technology, distribution center capacity, and merchant resource constraints.

•             Grow Through New Michaels Store Openings. We believe the United States and Canadian markets can support about 1,350 Michaels stores. We plan to open approximately 45-50 new Michaels stores per year, extending into the foreseeable future, funded primarily through cash provided by operating activities and additional borrowings under our revolving credit facility. From the beginning of fiscal 1998 through fiscal 2006, we have opened or relocated 685 Michaels stores using a standardized store opening procedure, which has ensured store openings with a merchandise assortment and presentation consistent with our existing stores. We have developed and are constantly refining our Michaels store prototype, consistent with our store standardization/remodel program, to incorporate improved merchandising techniques and store layouts.

•             Evaluate Additional Growth Opportunities. We also own and operate Aaron Brothers, Star Decorators Wholesale, and Recollections. Aaron Brothers specializes in framing and art supplies and operates primarily on the west coast in 11 states. Our four Star Decorators Wholesale stores target customers such as interior decorators/designers, wedding/event planners, florists, hotels, restaurants, and commercial display companies. Recollections, which consists of 11 stores across four states, focuses on scrapbooking and paper crafting products. Combined, these entities accounted for approximately 5.5% of our consolidated sales in fiscal 2006. We continue to refine these concepts using our existing stores as we work to expand our customer base and leverage our experience and vendor base.  Therefore, we project limited store growth for our specialty businesses in fiscal 2007.

Merchandising and Marketing

Product Selection

Our Michaels store merchandising strategy is to provide a broad selection of products in a convenient location with an appealing store environment. Each Michaels store offers approximately 41,000 basic SKUs in a number of product categories. The following table shows a breakdown of sales for Michaels stores by department as a percentage of total sales:

	Fiscal Year
	2006	2005	2004
General crafts	28%	29%	26%
Art supplies	21	21	21
Picture framing	19	17	19
“Silk” and dried floral	12	14	13
Seasonal	11	10	11
Hobby, wrapping supplies, and candles	9	9	10
	100%	100%	100%

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

•             art supplies; scrapbooking and paper crafting materials; surfaces and pads; adhesives and finishes; pastels and watercolors, oil paints, acrylics, easels, brushes, paper, canvas, and stenciling materials; and

•             craft supplies, including beads, wood, foam, doll making supplies, jewelry making supplies, rubber stamps, apparel crafts, books and magazines, craft storage, and plaster; needlecraft items, including stitchery supplies, knitting yarns, needles, canvas, and related supplies for needlepoint, embroidery and cross stitching, knitting, crochet, rug making kits, and quilt and afghan kits; ribbon and wedding accessories; gifts; hobby items, including plastic model kits and related supplies, kids’ craft materials, plush toys, and paint-by-number kits; party needs, including gift wrap, candy making supplies, and cake decorating supplies; and soap and candle making supplies.

Our Michaels stores regularly feature seasonal merchandise that complements our core merchandising strategy. Seasonal merchandise is offered for several holiday periods, including Valentine’s Day, St. Patrick’s Day, Easter, Mother’s Day, Father’s Day, Back to School, Halloween, Thanksgiving, Christmas, and many other regional “mini season” programs. For example, seasonal merchandise for the Christmas season includes home decorating items such as artificial trees, wreaths, candles, lights, and ornaments.

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

We routinely identify merchandise that requires some price reduction to accelerate sales of the product. The need for this reduction is generally attributable to either seasonal product remaining at the end of the season or product that is being displaced from its assigned location in the store to make room for new merchandise. Additional product candidates for repricing are identified using our point of sale (“POS”) and perpetual inventory data. In each case, the appropriate repricing is determined at our corporate office and sent to the stores with instructions on how to accelerate sales of the repriced product.

Our Aaron Brothers stores offer on average approximately 5,100 SKUs, including photo frames, a full line of ready-made frames, art prints, framed art, and a wide selection of art supplies and custom framing services. The merchandising strategy for our Aaron Brothers stores is to provide a unique, upscale framing assortment and shopping experience. In addition, we strive to provide a fashion forward framing merchandise selection in an appealing environment with attentive customer service.

Customer Experience

We believe that our customer experience is a key advantage that differentiates us from our competitors and is a critical component of our merchandising strategy. Many of the craft supplies sold in our Michaels stores can be assembled into unique end products with an appropriate amount of guidance and direction. Accordingly, we have displays in every store to stimulate new project ideas and we supply free project sheets with detailed instructions on how to assemble the finished product. We also offer project sheets on our Internet site, www.michaels.com. In addition, many Michaels sales associates are craft enthusiasts who are able to help customers with ideas, inspiration, and instructions. We have a comprehensive offering of classes and demonstrations to inspire our customers with product ideas and information. We believe this strategy enhances incremental sales and frequency of customer visits.

Advertising

We focus primarily on circular advertising but also employ targeted, direct mailings. We believe that our circular advertising, primarily utilized in Sunday newspapers, is our most productive and cost efficient form of advertising. The circulars advertise numerous products in order to emphasize the wide selection of products available at Michaels stores. We believe that our ability to advertise through circulars throughout the year in each of our markets provides us with an advantage over our smaller competitors and that it also reinforces and strengthens our brand name.

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

A Michaels store is typically managed by a store manager, one assistant manager, and three department managers. The field organization for Michaels is headed by an executive vice president and is divided into six geographic zones. Each zone has its own vice president and 10 to 13 district managers. There are a total of 75 districts in the United States and Canada. Typically, an Aaron Brothers store is managed by a store manager and one assistant manager. The field organization for Aaron Brothers is headed by a divisional senior vice president and is divided into 13 districts, each with a district manager. We believe this organizational structure enhances the communication among the individual stores and between the stores and corporate headquarters.

Purchasing and Inventory Management

We purchase merchandise from approximately 1,200 vendors. We believe that our buying power and ability to make centralized purchases enable us to acquire products on favorable terms. Central merchandising management teams negotiate with vendors in an attempt to obtain the lowest net merchandise costs and improve control over product mix and inventory levels. In fiscal 2006, our top 10 vendors accounted for approximately 20% of total purchases with no single vendor accounting for more than 3.5% of total purchases.

In addition to purchasing from outside vendors, our Michaels and Aaron Brothers stores purchase custom frames, framing supplies, mats, framed art, and art prints from our manufacturing operation, Artistree, which consists of a manufacturing facility and three regional processing centers to support our retail stores.

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

Our primary objectives for inventory management are (1) maximizing the efficiency of the flow of product to the stores, (2) maintaining high store in-stock levels, (3) enhancing store labor efficiency, (4) reducing clearance inventory levels, and (5) optimizing our overall investment in inventory. We manage our inventory in several ways, including: in-store management using a handheld radio frequency device (RF gun); daily tracking of inventory positions utilizing our perpetual inventory and automated replenishment systems; the use of merchandise planograms to control the merchandise assortment and presentation; and the review of item-level sales information in order to track the performance and sell-through of seasonal and promotional items. The data that we obtain from our POS system is an integral component in the inventory management process. In addition, inventories are verified through periodic physical and cycle counts conducted throughout the year on a rotating systematic schedule.

The implementation of our perpetual inventory and automated merchandise replenishment systems allows us to better achieve our inventory management objectives. Our automated replenishment system uses perpetual inventory records to analyze individual store/SKU on-hand quantities, as well as other pertinent information such as unfilled orders, seasonal selling patterns, promotional events, and vendor lead times, to generate recommended merchandise reorder information on a daily basis. These recommended orders are reviewed daily and purchase orders are delivered electronically to our vendors or replenishment orders are sent to our distribution centers. In addition to improving our store in-stock position, these systems allow us to better forecast merchandise ordering quantities for our vendors and give us the ability to identify, order, and replenish the stores’ merchandise using less store associate labor. These systems also allow us to react more quickly to selling trends and allow our store associates to devote more time to customer service, thereby improving inventory productivity and sales opportunities.

We began the rollout of our perpetual inventory and automated replenishment systems in fiscal 2001. We completed the rollout of our perpetual inventory system in fiscal 2003 and completed the implementation of our automated replenishment system in July 2004. During fiscal 2005, we determined that our perpetual inventory system could be used to value our inventory for accounting purposes. As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Items,” we changed our method of accounting for merchandise inventories from a retail inventory method to the weighted average cost method as of the first quarter of fiscal 2005.

We manage the distribution of seasonal merchandise to our stores by allocating seasonal merchandise to our stores based on prior year sales and current store sales trends. For a discussion of the seasonal nature of our business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality.”

Artistree

We currently operate a vertically integrated manufacturing operation named Artistree that supplies our Michaels and Aaron Brothers stores with quality custom and specialty framing merchandise, including art prints. Our regional processing centers are located in City of Industry, California; Coppell, Texas; and Kernersville, North Carolina. Kernersville, North Carolina is also the home of our moulding manufacturing and ready-made frame plant. Our art prints are packaged and distributed out of our Coppell, Texas regional processing center. Combined, these facilities occupy approximately 476,000 square feet and, in fiscal 2006, processed over 23 million linear feet of frame moulding for our Michaels and Aaron Brothers stores.

Our moulding manufacturing plant converts raw lumber into finished frame moulding that is supplied to our regional processing centers for custom framing orders for our stores. We manufacture approximately 17% of the moulding we process, import another 33% from quality manufacturers in Indonesia, Malaysia, Brazil, and Italy, and purchase the balance from distributors. During fiscal 2005, we began to directly source metal moulding for processing in our regional centers, whereas in prior years we completely outsourced the production and processing of metal frames. The custom framing orders are processed (frames cut and joined, and mats cut) and shipped to our stores where the custom frame order is completed for customer pick-up.

We believe Artistree provides a competitive advantage to our Michaels and Aaron Brothers stores. Based on the benefits we have received from this vertically integrated solution, we continue to evaluate additional future vertical integration opportunities.

Distribution

We currently operate a distribution network for supplying our stores with merchandise. Approximately 65% of Michaels stores’ merchandise, consisting of both seasonal and basic SKUs, is shipped through the Michaels distribution network, with the remainder shipped directly from vendors. Approximately 62% of Aaron Brothers stores’ merchandise, consisting of both seasonal and basic SKUs, is shipped through the Aaron Brothers distribution center, with the remainder being shipped directly from vendors. Our seven current distribution centers are located in California, Florida, Illinois, Pennsylvania, Texas, and Washington. In fiscal 2002, we completed an expansion of our Lancaster, California distribution center and added a new distribution facility in Hazleton, Pennsylvania, which added approximately 1.0 million square feet of capacity. In fiscal 2003, we constructed a new distribution center located in the Chicago, Illinois area, from which we began shipping orders in June 2004 as we ceased operations in our Kentucky distribution center. The 693,000 square feet at our Illinois distribution center, offset by the closing of our Kentucky distribution center in fiscal 2004, added approximately 271,000 square feet to our capacity. Our new Centralia, Washington facility, which will become operational during the second quarter of fiscal 2007, will add another 715,000 square feet, bringing the total capacity to approximately 4.3 million square feet. This new facility will add needed capacity in the Northwest to support our importing initiatives and will replace one of our third-party seasonal facilities. We currently utilize three third-party warehouse facilities to store and supply our seasonal merchandise in preparation for the holiday season.

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

In fiscal 2004, we completed the implementation of a transportation management system to manage our transportation processes between our vendors, distribution centers, and stores. This system has allowed us to increase the visibility of merchandise shipments within our supply chain and improve our overall transportation efficiency.

We currently have approximately 51% of our basic SKUs replenished through the Michaels distribution network, with the remainder shipped directly from vendors. In fiscal 2005, we implemented a number of enhancements to our distribution network. We refer to the improved network as our Hybrid distribution network, through which we expect to ultimately replenish approximately 85% to 95% of our basic SKUs. We expect this reduction in direct deliveries from vendors to our stores to result in the following benefits to our supply chain:

•             Cost reductions are expected to be shared with our vendors;

•             Transportation costs should be reduced, partially offset by additional handling costs;

•             Store labor involved in merchandise receipt processing should become more efficient; and

•             Service levels to our stores should improve.

We are now in the implementation phase of the Hybrid distribution network, and have converted approximately 24% of direct vendors at the end of fiscal 2006. We expect to complete the transition to Hybrid distribution in fiscal 2008.

Store Expansion and Relocation

In 1995, we recognized that we had the critical mass to achieve improved operating efficiencies that could result in higher returns on capital by focusing on key initiatives, such as strengthening our information systems and infrastructure to support future growth in the number of stores. In fiscal 1995, we announced a shift in focus from store growth to higher returns on capital and as a result, moderated our internal growth rate in number of stores. Beginning in fiscal 1998, we expanded our new store opening program and have continued to grow our number of stores through fiscal 2006.

The following table shows our store growth for the last five years:

	Fiscal Year
	2006	2005	2004	2003	2002
Michaels stores:
Retail stores open at beginning of year	885	844	804	754	694
Retail stores opened during the year	43	46	45	55	67
Retail stores opened (relocations) during the year	7	18	30	16	18
Retail stores closed during the year	(8)	(5)	(5)	(5)	(7)
Retail stores closed (relocations) during the year	(7)	(18)	(30)	(16)	(18)
Retail stores open at end of year	920	885	844	804	754

Aaron Brothers stores:
Retail stores open at beginning of year	166	164	158	148	139
Retail stores opened during the year	1	2	7	10	13
Retail stores opened (relocations) during the year	—	—	1	—	1
Retail stores closed during the year	(1)	—	(1)	—	(4)
Retail stores closed (relocations) during the year	—	—	(1)	—	(1)
Retail stores open at end of year	166	166	164	158	148

Recollections stores:
Retail stores open at beginning of year	11	8	2	—	—
Retail stores opened during the year	—	3	6	2	—
Retail stores open at end the year	11	11	8	2	—

Star Decorators Wholesale stores:
Wholesale stores open at beginning of year	4	3	3	2	2
Wholesale stores opened during the year	—	1	—	1	—
Wholesale stores open at end of year	4	4	3	3	2

Total store count at end of year	1,101	1,066	1,019	967	904

We plan to open approximately 45-50 Michaels and two Aaron Brothers stores in fiscal 2007 and plan to open a similar number of Michaels stores in each of the subsequent fiscal years, extending into the foreseeable future. In fiscal 2007, we have no store openings planned for Recollections or Star Decorators Wholesale. The anticipated opening of Michaels, Aaron Brothers, Recollections, and Star Decorators Wholesale stores and the rate at which stores are opened will depend upon a number of factors, including the success of existing stores, the availability and the cost of capital for expansion, the availability of suitable store sites, and the ability to hire and train qualified managers.

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

Costs for opening stores at particular locations depend upon the type of building, the general cost levels in the area, store size, operating format, and the time of the year the store is opened. In fiscal 2006, the average net cost of opening a new Michaels store included approximately $672,000 of leasehold improvements, furniture, fixtures and equipment, and pre-opening costs, and an estimated initial inventory investment, net of accounts payable, of approximately $537,000.

In addition to new store openings, we continue to pursue a store relocation program to improve the quality and performance of our existing store base as well as perform remodels of existing stores. We relocated 18 and seven Michaels stores in fiscal 2005 and 2006, respectively. We remodeled 27 and 67 Michaels stores in fiscal 2005 and 2006, respectively. We plan to relocate approximately 9 to 11 Michaels stores and remodel approximately 40 Michaels stores during fiscal 2007.

During fiscal 2005 and 2006, we closed five and eight Michaels stores, respectively, as well as one Aaron Brothers store in fiscal 2006. During fiscal 2007, we plan to close three Michaels stores.

Investment in Information Technology

We are committed to using information technology to increase operating efficiencies, improve merchandise selection and flow, and improve our ability to satisfy the needs of our customers. Between fiscal 1998 and fiscal 2004, we invested heavily in POS, perpetual inventory, automated replenishment, distribution, and seasonal allocation systems. These systems have significantly improved our ability to properly forecast, manage, and analyze our inventory levels, margins, and merchandise ordering quantities and have created efficiencies within our stores, distribution centers, and corporate office. We are seeing the benefits of these systems now with the potential for improvements in the future as we further refine the usage and integration among our systems.

In fiscal 2004 and fiscal 2005, we installed a new human resource system, as well as a new financial system, which we believe enables us to more closely manage payroll expense at the stores, provide an efficient platform for future growth, and  utilize best practices for processes and controls, which are built into the applications.

In fiscal 2006, we began the rollout of a labor management system, with time and attendance functionality being implemented in all Michaels stores. Labor forecasting will be tested and a store rollout begun in fiscal 2007 with the complete chain implemented in fiscal 2008. We expect this system to give us detailed insight into our labor force and how to best service our customers, with improvements in labor efficiency and utilization over the next several years.

We also implemented a new Data Warehouse system in fiscal 2006.  This system is the central source for certain business reporting processes and is designed to be highly scalable in order to support future growth and information needs.

We intend to significantly upgrade our current merchandising systems over the next two years to give us enhanced capabilities in item and price management, order management, and space management. We also intend to implement a Merchandise Financial Planning system to better support our inventory management efforts, as well as adding a sophisticated promotion planning and optimization system. We believe our ongoing business system upgrades will support our anticipated future growth and provide continued opportunities for improvement of margins and business operations.

Foreign Sales

All of our current international business is in Canada and accounted for approximately 6.9% of total sales in fiscal 2006, 6.1% of total sales in fiscal 2005, and 5.2% of total sales in fiscal 2004. During the last three years, 5% or less of our assets have been located outside of the United States.

Service Marks

The names “Aaron Brothers,” “Aaron Brothers Art & Framing,” “Artistree,” “Artistree Art Frame & Design,” “Michaels,” “Michaels.com,” “Michaels The Arts and Crafts Store,” “Recollections,” “Star Decorators Wholesale,” “Star Decorators Wholesale Warehouse,” “Vendor Connect,” and the Michaels logo are each federally registered service marks.

Employees

As of March 30, 2007, we employed approximately 43,100 associates, approximately 29,800 of whom were employed on a part-time basis. The number of part-time associates substantially increases during the Christmas selling season. Of our full-time associates, approximately 2,950 are engaged in various executive, operating, training, distribution, and administrative functions in our corporate and division offices and distribution centers, and the remainder are engaged in store operations. None of our associates are members of labor unions in association with their Michaels employment.

ITEM 1A.  Risk Factors.

Our financial performance is subject to various risks and uncertainties. The risks described below are those which we believe are the material risks we face. Any of the risk factors described below could significantly and adversely affect our business, prospects, financial condition, and results of operations.

We Face Risks Related to Our Substantial Indebtedness

Our substantial leverage could aversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our notes and credit facilities. Our high degree of leverage could have important consequences to us, including:

•             making it more difficult for us to make payments on our debt;

•             increasing our vulnerability to general economic and industry conditions;

•             requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our debt, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities;

•             exposing us to the risk of increased interest rates as certain of our borrowings under our senior secured credit facilities are at variable rates;

•             restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•             limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; and

•             limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities and the indentures governing our notes. In addition, our senior secured credit facilities and indentures governing our notes do not restrict our owners from creating new holding companies that may be able to incur indebtedness without regard to the restrictions set forth in our credit facilities and indentures. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Our Debt Agreements Contain Restrictions That Limit our Flexibility in Operating our Business

Our senior secured credit facilities and the indentures governing our notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

•             incur additional debt;

•             pay dividends or distributions on our capital stock or repurchase our capital stock;

•             issue stock of subsidiaries;

•             make certain investments;

•             create liens on our assets to secure debt;

•             enter into transactions with affiliates;

•             merge or consolidate with another company; and

•             sell or otherwise transfer assets.

In addition, under our senior secured credit facilities, we are required to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure that we will meet those ratios and tests. A breach of any of these covenants could result in a default under our senior secured credit facilities. Upon the occurrence of an event of default under our senior secured credit facilities, the lenders could elect to declare all amounts outstanding under our senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our senior secured credit facilities. If the lenders under our senior secured credit facilities accelerate the repayment of borrowings, we cannot assure that we will have sufficient assets to repay our senior secured credit facilities, as well as our unsecured indebtedness, including the notes.

Our senior secured asset-based revolving credit facility permits us to borrow up to $1.0 billion; however, our ability to borrow thereunder is limited by a borrowing base, which at any time will equal the sum of 90% of eligible credit card receivables and debit card receivables plus between 90% and 85% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit plus a percentage of eligible in-transit inventory to be agreed upon, less certain reserves, and the sum of an additional 10% appraised net orderly liquidation value of eligible inventory and of eligible letters of credit plus an additional 5% of eligible credit card receivables and debit card receivables under a “last out” tranche. In addition, our ability to borrow under this facility is limited by a minimum liquidity condition, providing that, if excess availability is less than $75.0 million at any time, we are not permitted to borrow any additional amounts under the senior secured asset-based revolving credit facility unless our pro forma Consolidated Fixed Charge Coverage Ratio (as defined in the credit agreement for our senior secured asset-based revolving credit facility) is at least 1.1 to 1.0. Moreover, our senior secured asset-based revolving credit facility provides discretion to the agent bank acting on behalf of the lenders to impose additional availability reserves, which could materially impair the amount of borrowings that would otherwise be available to us. There can be no assurance that the agent bank will not impose such reserves or, were it to do so, that the resulting impact of this action would not materially and adversely impair our liquidity.

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

•             we may be unable to hire, train, and retain qualified employees, including management and senior executives; existing vacancies in key executive positions, if unfilled for a significant period of time, may adversely affect strategic and operational effectiveness;

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

Improvements to Our Supply Chain May Not Be Fully Successful

An important part of our efforts to achieve efficiencies, cost reductions, and sales and cash flow growth is the identification and implementation of improvements to our supply chain, including merchandise ordering, transportation, and receipt processing. During fiscal 2007, we will continue to implement a number of enhancements to our distribution systems with select suppliers, enabling us to evaluate our ability to distribute additional SKUs through our distribution centers. Significant changes to our supply chain could have a material adverse impact on our operating results.

Changes in Customer Demands Could Materially Adversely Affect Our Sales, Operating Results, and Cash Flow

Our success depends on our ability to anticipate and respond in a timely manner to changing customer demands and preferences for products and supplies used in creative activities. If we misjudge the market, we may significantly overstock unpopular products and be forced to take significant inventory markdowns, which would have a negative impact on our operating results and cash flow. Also, shortages of key items could have a material adverse impact on our operating results. In addition, adverse weather conditions, unfavorable economic trends, and consumer confidence volatility could have a material adverse impact on our sales and operating results.

Unexpected or Unfavorable Consumer Responses to Our Promotional or Merchandising Programs Could Materially Adversely Affect Our Sales, Operating Results, and Cash Flow

Brand recognition, quality, and price have a significant influence on consumers’ choices among competing products and brands. Advertising, promotion, merchandising, and the pace and timing of new product introductions also have a significant impact on consumers’ buying decisions. If we misjudge consumer responses to our existing or future promotional activities,  this could have a material adverse impact on our financial condition and operating results.

We believe changes in our merchandise offering help drive sales at our stores. We could be materially adversely affected by poor operational execution of changes to our merchandise offering or by unexpected consumer responses to changes in our merchandise offering.

Changes in Newspaper Subscription Rates May Result in Reduced Exposure to Our Circular Advertisements

The majority of our promotional activities utilize circular advertisements in local newspapers. A continued decline in consumer subscriptions of these newspapers could reduce the frequency in which consumers receive our circular advertisements, thereby negatively affecting sales, operating results, and cash flow.

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

Failure to Adequately Maintain the Security of Our Electronic and Other Confidential Information Could Materially Adversely Affect Our Financial Condition and Operating Results

We have become increasingly centralized and dependent upon automated information technology processes. In addition, a portion of our business operations is conducted over the Internet, increasing the risk of viruses that could cause system failures and disruptions of operations. Any failure to maintain the security of our data and our customers’ confidential information, including via the penetration of our network security and the misappropriation of confidential information, could put us at a competitive disadvantage, result in deterioration in our customers’ confidence in us, subject us to potential litigation and liability, and fines and penalties, resulting in a possible material adverse impact on our financial condition and operating results.

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

In addition, many of these suppliers require extensive advance notice of our requirements in order to supply products in the quantities we desire. This long lead time requires us to place orders far in advance of the time when certain products will be offered for sale, exposing us to risk of shifts in demand.

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

Significant Increases in Inflation or Commodity Prices such as Petroleum, Natural Gas, Electricity, Steel and Paper May Adversely Affect Our Costs, Including Cost of Merchandise

Commodity prices, including oil, have risen significantly in the last few years. This increase and any future increases in commodity prices or inflation may adversely affect our costs, including cost of merchandise and distribution costs.   Furthermore, the trucking industry is experiencing a shortage of drivers, which is exacerbated by higher fuel prices. Our operating results may be adversely affected if we are unable to secure adequate trucking resources to fulfill our delivery schedules to the stores, particularly as we deliver our fall and Christmas seasonal merchandise.

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

Competition Could Negatively Impact Our Operations

The retail arts and crafts industry is competitive, which could result in the reduction of our prices and our loss of market share. We must remain competitive in the areas of quality, price, breadth of selection, customer service, and convenience. We compete with mass merchants (e.g., Wal-Mart Stores, Inc.), who dedicate a portion of their selling space to a limited selection of craft supplies and seasonal and holiday merchandise, regional chains, and local merchants. We also compete with specialty arts and crafts retailers, which include Hobby Lobby, A.C. Moore Arts & Crafts, Inc., Jo-Ann Superstores (operated by Jo-Ann Stores, Inc.), and Garden Ridge Corporation. Some of our competitors, particularly the mass merchants, are larger and have greater financial resources than we do. In addition, alternative methods of selling crafts, such as over the Internet, could result in additional competitors in the future and increased price competition since our customers could more readily comparison shop. Furthermore, we ultimately compete with alternative sources of entertainment and leisure for our customers.

The Interests of Our Controlling Stockholders May Conflict with the Interests of Our Creditors

The Sponsors indirectly own over 93% of the Company’s Common Stock.  The interests of these funds as equity holders may conflict with those of our creditors. The controlling stockholders may have an incentive to increase the value of their investment or cause us to distribute funds at the expense of our financial condition and affect our ability to make payments on the outstanding notes.  In addition, these funds will have the power to elect a majority of our board of directors and appoint new officers and management and, therefore, effectively will control many other major decisions regarding our operations.

We Face Risks Related to SEC Staff Comments

We have received written comments from the SEC staff regarding our Annual Report on Form 10-K for fiscal 2005 and our Quarterly Report on Form 10-Q for the three months ended April 29, 2006. Following correspondence and discussions with the SEC staff regarding these comments, we made changes to our prior period financial statements and included certain disclosures about those changes in this Annual Report on Form 10-K for fiscal 2006. Although we believe we fully addressed the SEC’s comments with the filing of this Annual Report on Form 10-K, if the SEC staff disagrees with the changes to our financial statements and the related disclosures, we might have to amend our financial statements or disclosures in this Annual Report on Form 10-K, our Annual Report on Form 10-K for fiscal 2005 and subsequent periodic reports, or prior periodic reports.

ITEM 1B.  Unresolved Staff Comments.

Not applicable.

ITEM 2.  Properties.

We lease substantially all of the sites for our Michaels, Aaron Brothers, Recollections, and Star Decorators Wholesale stores, with the majority of our stores having initial lease terms of approximately 10 years. The base rental rates for Michaels stores generally range from $120,000 to $390,000 per year. Rental payments for stores open for the full 12-month period of fiscal 2006 averaged $265,400 for our Michaels stores, $150,200 for our Aaron Brothers stores, $110,800 for our Recollection stores, and $285,500 for our Star Decorators Wholesale stores. The leases are generally renewable, with increases in lease rental rates. Lessors have made leasehold improvements to prepare our stores for opening under a majority of our existing leases. As of February 3, 2007, in connection with stores that we plan to open or relocate in future fiscal years, we had signed 48 leases for Michaels stores.

As of March 30, 2007, we lease and occupy the following non-store facilities:

Square
Footage
Distribution centers:
Centralia, Washington	715,000
City of Commerce, California (Aaron Brothers)	174,000
Hazleton, Pennsylvania	692,000
Jacksonville, Florida	791,000
Lancaster, California	763,000
New Lenox, Illinois	693,000
Tarrant County, Texas (including Recollections)	431,000
4,259,000

Artistree:
City of Industry, California (regional processing center)	90,000
Coppell, Texas (regional processing and fulfillment operations center)	230,000
Kernersville, North Carolina (manufacturing plant and regional processing center)	156,000
476,000

Office space:
Coppell, Texas (corporate satellite office)	67,000
Grand Prairie, Texas (corporate processing center)	35,000
Irving, Texas (corporate headquarters)	217,000
319,000

Coppell, Texas (new store staging warehouse)	29,000
5,083,000

The following table indicates the number of our retail stores and wholesale operations located in each state or province as of March 30, 2007:

	Number of Stores
		Aaron		Star Decorators
State/Province	Michaels	Brothers	Recollections	Wholesale	Total
Alabama	10	—	—	—	10
Alaska	2	—	—	—	2
Alberta	15	—	—	—	15
Arizona	25	9	3	1	38
Arkansas	3	—	—	—	3
British Columbia	12	—	—	—	12
California	120	98	—	1	219
Colorado	19	8	—	—	27
Connecticut	12	—	—	—	12
Delaware	4	—	—	—	4
Florida	53	—	—	—	53
Georgia	28	4	—	1	33
Idaho	6	1	—	—	7
Illinois	35	—	—	—	35
Indiana	14	—	—	—	14
Iowa	6	—	—	—	6
Kansas	8	—	—	—	8
Kentucky	7	—	—	—	7
Louisiana	11	—	—	—	11
Maine	2	—	—	—	2
Manitoba	3	—	—	—	3
Maryland	21	3	2	—	26
Massachusetts	18	—	—	—	18
Michigan	37	—	—	—	37
Minnesota	23	—	—	—	23
Mississippi	3	—	—	—	3
Missouri	18	—	—	—	18
Montana	4	—	—	—	4
Nebraska	4	—	—	—	4
Nevada	10	6	—	—	16
New Brunswick	2	—	—	—	2
Newfoundland and Labrador	1	—	—	—	1
New Hampshire	6	—	—	—	6
New Jersey	25	—	—	—	25
New Mexico	3	—	—	—	3
New York	41	—	—	—	41
North Carolina	28	—	—	—	28
North Dakota	2	—	—	—	2
Nova Scotia	1	—	—	—	1
Ohio	32	—	—	—	32
Oklahoma	7	—	—	—	7
Ontario	26	—	—	—	26
Oregon	13	4	—	—	17
Pennsylvania	38	—	—	—	38
Prince Edward Island	1	—	—	—	1
Rhode Island	3	—	—	—	3
Saskatchewan	2	—	—	—	2
South Carolina	9	—	—	—	9
South Dakota	1	—	—	—	1
Tennessee	10	—	—	—	10
Texas	60	22	4	1	87
Utah	10	—	—	—	10
Vermont	2	—	—	—	2
Virginia	30	2	2	—	34
Washington	21	10	—	—	31
West Virginia	3	—	—	—	3
Wisconsin	16	—	—	—	16
Total	926	167	11	4	1,108

ITEM 3.  Legal Proceedings.

Shareholder Claims

State Court Litigation

The Company is a defendant in a consolidated action filed by purported former shareholders Julie Fathergill, Feivel Gottlieb, and Roberta Schuman, who seek to represent a class of other former shareholders.  The action is a consolidation of three previously-filed lawsuits and is pending in the 192nd District Court for Dallas County, Texas.  The plaintiffs’ claims arise out of the Merger and, in addition to Michaels, the plaintiffs name as defendants certain former and then-current officers and directors of Michaels and certain other entities involved in the Merger or affiliated therewith.  The plaintiffs allege that the Merger was procedurally and financially unfair to Michaels’ then-shareholders and assert claims for breach of fiduciary duty against the individual defendants and claims for aiding and abetting such breaches against the entities.  Among other things, plaintiffs seek (i) a declaration that the Merger is void and ordering it rescinded; (ii) an accounting for, disgorgement of, and the imposition of a constructive trust on, property and profits received by the defendants; and (iii) unspecified damages, including rescissory damages. We are unable to estimate a range of possible loss, if any, in this claim, and intend to defend this lawsuit vigorously.

Federal Court Litigation

The Company is also a defendant in a consolidated action filed by former purported shareholders Massachusetts Laborers’ Annuity Fund, Albert Hulliung, and James and Christine Ziolkowski, who seek to represent a class of other former shareholders.  This action is a consolidation of three previously-filed actions and is pending in the United States District Court, Northern District of Texas, Dallas Division.

On September 6, 2006, Massachusetts Laborers’ Annuity Fund filed a putative class action on behalf of itself and former holders of Michaels Common Stock.  The lawsuit named Michaels and all of its then-current directors as defendants.  The plaintiff alleged that the defendants misrepresented and/or omitted material facts in Michaels’ annual proxy statements for 2004, 2005 and 2006, including, among other things, that Michaels’ reported financial results inflated its reported earnings by not properly recording stock-based compensation expense relating to the granting of stock options, that problems with Michaels’ internal controls prevented it from issuing accurate financial reports and projections, and that Michaels’ directors had received and acquiesced in the granting of backdated stock options.  The plaintiff asserted claims against all of the defendants of (a) violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder and (b) violations of Section 20(a) of the Securities Exchange Act of 1934.  The plaintiff sought, among other relief, an indeterminate amount of damages from the defendants and equitable or injunctive relief, including the rescission of stock option grants.  By an order dated December 8, 2006, Massachusetts Laborers’ Annuity Fund was named the lead plaintiff in this action.

On November 27, 2006, Albert Hulliung and James and Christine Ziolkowski (who had previously filed two separate stockholder derivative actions, which were consolidated on November 7, 2006) filed a consolidated class action complaint against Michaels and certain of its former officers and directors on behalf of a class of other former shareholders.  The consolidated complaint alleged that the defendants misrepresented and/or omitted material facts in Michaels’ annual proxy statements for 1993 through 2006, including, among other things, failing to disclose Michaels’ and the defendants’ alleged option backdating practices and the fact that Michaels and the defendants had reported false financial statements as a result of those practices.  The consolidated complaint also alleged that the proxy statements failed to disclose: (a) that Michaels had problems with its internal controls that prevented it from issuing accurate financial reports and projections; (b) that because of improperly recorded stock-based compensation expenses, Michaels’ reported financial results violated GAAP; (c) that Michaels’ public disclosures presented an inflated view of Michaels’ earnings by understating Michaels’s past compensation expenses; (d) that Michaels faced substantial liability for its past and ongoing backdating practices; and (e) that Michaels’ directors had received and acquiesced in the granting of backdated stock options.  The plaintiffs asserted claims against all defendants for violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder, and sought, among other relief, an indeterminate amount of damages from the defendants, as well as an award of attorneys fees and costs.

By an order dated February 1, 2007, the Massachusetts Laborers’ Annuity Fund action was consolidated with the Hulliung/Ziolkowski action. We are unable to estimate a range of possible loss, if any, in these claims, and intend to defend this lawsuit vigorously.

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

Clark Claim

On July 13, 2005, Michael Clark, a former Michaels store assistant manager, and Lucinda Prouty, a former Michaels store department manager, commenced a purported class action proceeding against Michaels Stores, Inc. on behalf of themselves and current and former hourly retail employees employed in California from July 13, 2001 to the present. The Clark suit was filed in the Superior Court of California, County of San Diego, and alleges that Michaels failed to pay overtime wages, provide meal and rest periods (or compensation in lieu thereof), and provide itemized employee wage statements. The Clark suit also alleges that this conduct was in breach of California’s unfair competition law. The plaintiffs seek injunctive relief, damages for unpaid overtime pay, meal break penalties, waiting time penalties, interest, and attorneys’ fees and costs. Under the Class Action Fairness Act, we removed the case to federal court on August 5, 2005. The parties participated in a voluntary mediation on October 16, 2006 and have reached a tentative settlement of the case.  Contingent on court approval, the parties have agreed to a claims made process, with no material impact on our statement of operations, balance sheet, or cash flows for any period presented.

Morris Claim

On November 16, 2005, Geoffrey Morris, a former Aaron Brothers employee in San Diego, California, commenced a purported class action proceeding against Aaron Brothers, Inc. on behalf of himself and current and former Aaron Brothers employees in California from November 16, 2001 to the present. The Morris suit was filed in the Superior Court of California, County of San Diego, and alleges that Aaron Brothers failed to pay overtime wages, reimburse the plaintiff for necessary expenses (including the cost of gas used in driving his car for business purposes), and provide adequate meal and rest breaks (or compensation in lieu thereof). The Morris suit also alleges that this conduct was in breach of California’s unfair competition law. The plaintiff seeks injunctive relief, damages for unpaid overtime pay, meal break penalties, waiting time penalties, interest, and attorneys’ fees and costs. Morris filed an Amended Complaint on June 8, 2006 and now seeks to represent a class of current and former assistant managers only. The parties participated in a voluntary mediation on December 15, 2006 and have reached a tentative settlement of the case. Contingent on final court approval, the parties have agreed to a claims made process, with no material impact on our statement of operations, balance sheet, or cash flows for any period presented.

DeJoseph Claim

On December 29, 2006, John DeJoseph, a former Michaels store manager in Valencia, California, commenced a purported class action proceeding against Michaels Stores, Inc. on behalf of himself and current and former salaried store employees employed in California from May 10, 2002 to the present. The DeJoseph suit was filed in the Superior Court of California, County of Los Angeles.  The DeJoseph suit alleges that Michaels failed to pay overtime wages,  provide meal periods, accurately record hours worked, provide itemized employee wage statements, and that Michaels unlawfully made deductions from employees’ earnings.  The DeJoseph suit additionally alleges that the foregoing conduct was in breach of California’s unfair competition law.  The plaintiff seeks injunctive relief, damages for unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs.  We have begun investigation into the plaintiff’s claims. We believe we have certain meritorious defenses and intend to defend this lawsuit vigorously. We are unable to estimate a range of loss, if any, in this case.

Torgerson Claim

On January 26, 2007, Katherine Torgerson, a former “lead framer” for Aaron Brothers in San Diego, California, filed a purported class action proceeding in the Superior Court of California, County of San Diego.  Torgerson filed this action against Aaron Brothers, Inc. on behalf of herself and all current and former California-based leads or keyholders.  The Torgerson suit alleges that Aaron Brothers failed to provide its leads and keyholders with adequate meal and rest breaks (or compensation in lieu thereof) and accurate wage statements.  The Torgerson suit additionally alleges that the foregoing conduct was in breach of California’s unfair competition law.   The plaintiff seeks injunctive relief, compensatory damages, meal and rest break penalties, waiting time penalties, interest, and attorneys’ fees and costs.  We believe we have certain meritorious defenses and intend to defend this lawsuit vigorously. We are unable to estimate a range of loss, if any, in this case.

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

Certain of these trusts and corporate subsidiaries of the trusts acquired securities of Michaels in transactions directly or indirectly with Charles J. Wyly, Jr. and Sam Wyly, who were, respectively, Chairman and Vice Chairman of the Board of Directors prior to the consummation of the Merger, or with other Wyly family members. In addition, subsidiaries of certain of these trusts acquired securities directly from us in private placement transactions in 1996 and 1997 and upon the exercise of stock options transferred, directly or indirectly, to the trusts or their subsidiaries by Charles Wyly, Sam Wyly, or other Wyly family members.

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

Charles Wyly and Sam Wyly filed an amended Schedule 13D with the SEC on April 8, 2005, stating that they may be deemed the beneficial owners of Michaels securities held directly or indirectly by the non-U.S. trusts.  In our 2005 and 2006 proxy statements, we included the securities held in the non-U.S. trusts or their separate subsidiaries, as reported by the Wylys, in the beneficial ownership table of our principal stockholders and management, with appropriate footnotes.

Charles Wyly and Sam Wyly had not historically reported purchases and sales of Michaels securities by the non-U.S. trusts and their subsidiaries in reports filed by them with the SEC under Section 16 of the Securities Exchange Act of 1934. In an April 2005 letter from their counsel, Charles Wyly and Sam Wyly undertook to file any additional required Section 16 reports and to pay us the amount of any Section 16 liability. Charles Wyly and Sam Wyly have not filed additional or amended Section 16 reports with respect to the transactions in question. They have, however, since June 2005, reported on Form 4 filings the ownership of Michaels securities by the non-U.S. trusts and their subsidiaries and the sales of such securities in connection with the Merger.  In those filings, Charles Wyly and Sam Wyly have disclaimed beneficial ownership of the securities except to the extent of a pecuniary interest in the securities.

Charles Wyly and Sam Wyly made a proposal to settle the issue, without admitting or denying that they have or had, for Section 16 purposes, beneficial ownership of Michaels securities that are or were held by the non-U.S. trusts or their subsidiaries. Following that proposal, on March 15, 2006, the Board of Directors appointed a special committee of the Board to investigate and make decisions on behalf of Michaels with respect to the potential Section 16 liability issue. The special committee was also given authority to investigate and respond to the governmental inquiries, described above. The special committee had retained independent counsel to advise it in these matters.

In connection with the consummation of the Merger, all the members of the Board of Directors, including the members of the special committee, resigned.  As a result, the committee no longer exists, and authority concerning those matters has now reverted to the new Board of Directors.  The independent counsel retained by the special committee is now advising the Company.  The Company and Charles Wyly, Sam Wyly and Evan Wyly entered into tolling agreements that have suspended the running of applicable statutes of limitations periods and similar defenses to the potential Section 16 claims from November 6, 2006 through October 5, 2007.

Stock Options Inquiry

On June 15, 2006, following Michaels’ announcement that its Audit Committee had initiated an internal review, referred to below, into the Company’s historical stock options practices, Michaels received a letter from the Division of Enforcement of the SEC requesting that the Company preserve all documents concerning its granting of stock options from 1990 through the present and stating that the SEC intended to request production of such documents in the future. In a letter dated November 15, 2006, the Division requested the documents. A June 16, 2006 grand jury subpoena issued by the U.S. District Court for the Southern District of New York requesting documents relating to the granting of stock options during the period 1996 to the present was withdrawn in connection with a July 27, 2006 grand jury subpoena issued by the U.S. District Court for the Northern District of Texas on behalf of the Fraud section of the Department of Justice requesting documents relating to the granting of stock options during the same period.  We are cooperating in these inquiries and have provided information in response to the requests.

On August 28, 2006, the Board of Directors appointed a special committee of the Board to investigate and make decisions on behalf of Michaels with respect to these subpoenas and any stock option grant issue raised by the SEC. This committee no longer exists as a result of the resignation of the members of the Board of Directors, including the members of this committee, in connection with the consummation of the Merger, and the authority previously given to the committee has now reverted to the new Board of Directors.

The Company’s Audit Committee conducted an internal review into the Company’s historical stock options practices and concluded that the results of the review did not support a finding of intentional misconduct.  Company management also undertook an internal review of historical stock options practices and related accounting issues from 1990 through the Merger date.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more detailed information concerning the Audit Committee internal review and management’s internal review, including management’s conclusions.

Pending shareholder lawsuits against the Company, the then-current and certain former directors, and certain then-current and former officers of Michaels also include claims relating to the Company’s historical stock options practices. See “Shareholder Claims — Federal Court Litigation” above.

General

We are a defendant from time to time in lawsuits incidental to our business. Based on currently available information, we believe that resolution of all known contingencies is uncertain. There can be no assurance that future costs of such litigation would not be material to our financial position, results of operations, or cash flows.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

The following matters were submitted during the fourth quarter of fiscal 2006 to a vote of our stockholders:

•                    Following the resignations from our board of directors of each of Charles J. Wyly, Jr., Sam Wyly, Richard E. Hanlon, Richard C. Marcus, Liz Minyard and Cece Smith upon consummation of the Merger, on October 31, 2006, eight new directors were elected by our stockholders to Michaels’ board of directors: Josh Bekenstein, a managing director at Bain, Michael Chae, a senior managing director at Blackstone in the private equity group, Todd Cook, a principal of Bain, Matthew Kabaker, a principal at Blackstone in the private equity group, Lewis Klessel, an executive vice president in the private equity portfolio practice at Bain, Matthew Levin, a managing director at Bain, David McVeigh, an executive director at Blackstone in the private equity group, and James Quella, a senior managing director and senior operating partner at Blackstone in the private equity group.  These directors were elected by the written consent of stockholders holding 100% of our outstanding Common Stock.

•                    On January 4, 2007, our stockholders approved the annual base compensation for each of Jeffrey N. Boyer, President and Chief Financial Officer, Gregory A. Sandfort, President and Chief Operating Officer, and Thomas C. DeCaro, Executive Vice President — Supply Chain and approved our Compensation Policy Regarding Company Cars.  These matters were approved by the written consent of stockholders holding approximately 94% of our outstanding Common Stock.

•                    On January 19, 2007, our stockholders approved certain amendments to our Amended and Restated Certificate of Incorporation, including amendments to increase the number of our authorized shares of Common Stock to 220,000,000 and to clarify that compensation arrangements with officers and employees of Michaels are not transactions with affiliates requiring stockholder approval.  Our stockholders also approved a stock dividend of 1.9333 shares of Common Stock for each outstanding share of Common Stock (excluding any shares of treasury stock) to effect a 2.9333 to 1 stock split.  These matters were approved by the written consent of stockholders holding approximately 94% of our outstanding Common Stock.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Prior to the Merger, our Common Stock was listed on the New York Stock Exchange under the ticker symbol “MIK.” Subsequent to the Merger, our Common Stock is privately held and there is no established public trading market for our stock.

Holders

As of April 2, 2007, there were 41 holders of record of our Common Stock.

Dividends

Prior to the Merger, Michaels declared quarterly cash dividends as follows:

Declaration Date	Payable Date	Amount per Share

Fiscal 2006:
March 15, 2006	April 28, 2006	$0.036
June 20, 2006	July 31, 2006	0.041
September 12, 2006	October 31, 2006	0.041

Fiscal 2005:
March 15, 2005	April 29, 2005	$0.024
June 16, 2005	July 29, 2005	0.034
September 13, 2005	October 31, 2005	0.034
December 6, 2005	January 31, 2006	0.034

The per share amounts in the table above were adjusted to retroactively reflect the 2.9333-for-one Common Stock split effected in the form of a stock dividend to stockholders of record as of the close of business on January 26, 2007. Our credit facilities and the indentures governing our notes permit dividends to be paid, but there are restrictions as to the amounts which could be paid based on formulas set forth in our debt instruments and agreements.  Also, our Amended and Restated Certificate of Incorporation prohibits us from declaring or paying dividends prior to an initial public offering or change of control without the approval of holders of a majority of our outstanding Common Stock.

ITEM 6.  Selected Financial Data.

The following financial information for the five most recent fiscal years has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere herein. Fiscal years 2005 and prior were restated as further described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Fiscal Year
	2006	2005	2004	2003	2002
		(as restated)	(as restated)	(as restated)	(as restated)
	(In thousands except per share and store data)
Results of Operations Data:
Net sales	$3,864,976	$3,676,365	$3,393,251	$3,091,256	$2,856,373
Operating income	203,147	381,101	342,771	292,267	242,784
Income before cumulative effect of accounting change	41,096	228,213	203,954	171,659	131,280
Cumulative effect of accounting change, net of income tax (1) (2)	—	7,491	—	—	6,296
Net income	41,096	220,722	203,954	171,659	124,984
Basic earnings per common share before cumulative effect of accounting change (3)	n/a	0.57	0.51	0.44	0.34
Basic earnings per common share after cumulative effect of accounting change (3)	n/a	0.55	0.51	0.44	0.32
Diluted earnings per common share before cumulative effect of accounting change (3)	n/a	0.56	0.50	0.42	0.32
Diluted earnings per common share after cumulative effect of accounting change (3)	n/a	0.55	0.50	0.42	0.30
Dividends per common share (3)	0.12	0.13	0.09	0.05	—

Balance Sheet Data:
Cash and equivalents	$30,098	$452,449	$535,852	$341,825	$218,031
Merchandise inventories	847,529	784,173	789,351	754,228	682,681
Total current assets	1,000,180	1,314,726	1,481,651	1,199,192	990,754
Total assets	1,693,002	1,875,633	2,022,040	1,732,573	1,497,458
Total current liabilities	741,997	496,766	511,940	371,159	301,133
Long-term debt	3,728,745	—	200,000	200,000	200,000
Total liabilities	4,568,325	588,206	814,495	657,499	569,291
Stockholders’ (deficit) equity	(2,875,323)	1,287,427	1,207,545	1,075,074	928,167

Other Financial Data:
Cash flow from operating activities	$157,113	$363,956	$431,375	$292,834	$111,561
Cash flow from investing activities	(142,585)	(67,918)	(144,709)	(106,333)	(110,158)
Cash flow from financing activities	(436,879)	(379,441)	(92,639)	(62,707)	23,603

Other Operating Data:
Average net sales per selling square foot (4)	$224	$221	$216	$210	$212
Comparable store sales increase (5)	0.3%	3.6%	4.7%	2.5%	4.2%
Total selling square footage	18,130	17,365	16,612	15,681	14,610

Stores Open at End of Year:
Michaels	920	885	844	804	754
Aaron Brothers	166	166	164	158	148
Recollections	11	11	8	2	—
Star Decorators Wholesale	4	4	3	3	2
Total stores open at end of year	1,101	1,066	1,019	967	904

(Notes on following page.)

(Notes from table on preceding page.)

(1)             We changed our method of accounting for merchandise inventories from a retail inventory method to the weighted average cost method in the fourth quarter of fiscal 2005. As a result, we recorded a non-cash charge of $7.5 million, net of income tax, in fiscal 2005 for the cumulative effect of accounting change on prior fiscal years. For further information with respect to this change and other accounting items that affect the comparability of our financial statements, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting items.”

(2)             We changed our accounting policy with respect to recording cooperative advertising allowances as of the beginning of fiscal 2002. As a result, we recorded a non-cash charge of $6.3 million, net of income tax, in fiscal 2002 for the cumulative effect of accounting change on fiscal years prior to fiscal 2002.

(3)             The per share amounts in the table were retroactively adjusted to reflect a 2.9333-for-one Common Stock split effected in the form of a stock dividend to stockholders of record as of the close of business on January 26, 2007.

(4)             The calculation of average net sales per selling square foot includes only Michaels stores open longer than 36 months, and excludes Aaron Brothers, Recollections, and Star Decorators Wholesale stores.

(5)             Comparable store sales increase represents the increase in net sales for stores open the same number of months in the indicated and comparable period of the previous year, including stores that were relocated or expanded during either period. A store is deemed to become comparable in its 14th month of operation in order to eliminate grand opening sales distortions. A store temporarily closed more than 2 weeks due to a catastrophic event is not considered comparable during the month it closed. If a store is closed longer than 2 weeks but less than 2 months, it becomes comparable in the month in which it reopens, subject to a mid-month convention. A store closed longer than 2 months becomes comparable in its 14th month of operation after its reopening.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following discussion, as well as other portions of this Annual Report on Form 10-K, contains forward-looking statements that reflect our plans, estimates, and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” “intends,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this report. Specific examples of forward-looking statements include, but are not limited to, statements regarding our forecasts of financial performance, capital expenditures, working capital requirements, workers’ compensation claims exposure and forecasts of effective tax rate. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, and particularly in “Item 1A. Risk Factors.”

Restatement of Consolidated Financial Statements

On April 2, 2007, the Audit Committee of the Board of Directors, in consultation with management and our independent registered public accounting firm, determined that our application of our retail inventory method of accounting for merchandise inventory in our Michaels stores contained certain deficiencies. The correction of our retail inventory method resulted in a restatement of our consolidated financial statements for years prior to fiscal 2006.

Our restatement also encompasses other charges recorded in prior fiscal years, the effects of which were previously considered immaterial to their respective periods.  These charges include the correction of an error regarding the deferral of costs related to preparing our inventory for sale and vendor allowance recognition, recorded in the fourth quarter of fiscal 2005 in the amount of $15.0 million, net of an income tax benefit of $8.9 million.  We also included the lease accounting correction, recorded in the fourth quarter of fiscal 2004 in the amount of $8.0 million, net of an income tax benefit of $4.8 million. For purposes of this restatement, these previously reported cumulative charges were recorded in each of the prior periods to which they relate.

Finally, our restatement includes the resolution of our previously reported internal review of stock options grant practices. Based on our analysis, the amount of additional non-cash compensation cost that should have been recorded was approximately

$27.1 million, net of income tax benefits of approximately $12.7 million, all of which relates to periods prior to fiscal 2001. In our restatement, we recognized this additional compensation cost as an adjustment to our beginning retained earnings and additional paid-in capital balances for fiscal 2002.  For periods presented in this report, this adjustment does not affect results of operations and only resulted in an adjustment of offsetting amounts within the “net cash provided by operating activities” section of our consolidated statements of cash flows, with no change to total cash flow or the classification of cash flows between operating activities, investing activities, or financing activities.

The tables below provide a reconciliation of our consolidated statements of income for fiscal years 2002, 2003, 2004, and 2005, and our consolidated balance sheets as of the end of each fiscal year 2002 through 2005, from amounts previously reported to the restated amounts, with disclosure of the effect of each category of restatement.  Following the tables are additional disclosures surrounding each type of item affecting the restatements. See also the disclosures in Note 2 to the consolidated financial statements.

	Income Statement
	Fiscal 2002
	(In thousands except per share data)
		Correction of	Lease	Stock
	As	Inventory	Accounting	Options	Total	As
	Reported	Valuation	Correction	Correction	Adjustments	Restated

Net sales	$2,856,373	$—	$—	$—	$—	$2,856,373
Cost of sales and occupancy expense	1,803,991	27,182	(172)	—	27,010	1,831,001
Gross profit	1,052,382	(27,182)	172	—	(27,010)	1,025,372
Selling, general and administrative expense	773,944	—	—	—	—	773,944
Store pre-opening costs	8,644	—	—	—	—	8,644
Operating income	269,794	(27,182)	172	—	(27,010)	242,784
Interest expense	21,074	—	—	—	—	21,074
Other (income) and expense, net	(1,669)	—	—	—	—	(1,669)
Income before income taxes and
cumulative effect of accounting change	250,389	(27,182)	172	—	(27,010)	223,379
Provision for income taxes	102,659	(10,631)	71	—	(10,560)	92,099
Income before cumulative effect of accounting change	147,730	(16,551)	101	—	(16,450)	131,280
Cumulative effect of accounting change, net of income tax	7,433	(1,137)	—	—	(1,137)	6,296
Net income	$140,297	$(15,414)	$101	$—	$(15,313)	$124,984

Earnings per common share before cumulativeeffect of accounting change
Basic	$0.38	$(0.04)	$0.00	$—	$(0.04)	$0.34
Diluted	$0.36	$(0.04)	$0.00	$—	$(0.04)	$0.32

Earnings per common share after cumulative effect of accounting change
Basic	$0.36	$(0.04)	$0.00	$—	$(0.04)	$0.32
Diluted	$0.34	$(0.04)	$0.00	$—	$(0.04)	$0.30

Common shares outstanding:
Basic	391,002	391,002	391,002	391,002	391,002	391,002
Diluted	413,893	413,893	413,893	413,893	413,893	413,893

	Balance Sheet Fiscal 2002 For the year ended February 1, 2003 (In thousands)

		Correction of	Lease	Stock
	As	Inventory	Accounting	Options	Total	As
	Reported	Valuation	Correction	Correction	Adjustments	Restated
Assets
Current assets:
Cash and equivalents	$218,031	$—	$—	$—	$—	$218,031
Merchandise inventories	809,418	(126,737)	—	—	(126,737)	682,681
Prepaid expenses and other	18,639	—	—	—	—	18,639
Deferred income taxes	20,352	49,287	—	1,764	51,051	71,403
Total current assets	1,066,440	(77,450)	—	1,764	(75,686)	990,754
Property and equipment, at cost	716,299	—	27,946	—	27,946	744,245
Less accumulated depreciation	(348,602)	—	(15,775)	—	(15,775)	(364,377)
	367,697	—	12,171	—	12,171	379,868
Goodwill, net	115,839	—	—	—	—	115,839
Other assets	10,997	—	—	—	—	10,997
	126,836	—	—	—	—	126,836
Total assets	$1,560,973	$(77,450)	$12,171	$1,764	$(63,515)	$1,497,458

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$94,764	$—	$—	$—	$—	$94,764
Accrued liabilities and other	181,867	—	1,679	—	1,679	183,546
Income taxes payable	22,823	—	—	—	—	22,823
Total current liabilities	299,454	—	1,679	—	1,679	301,133
9 1/4% Senior Notes due 2009	200,000	—	—	—	—	200,000
Deferred income taxes	21,511	—	(4,935)	—	(4,935)	16,576
Other long-term liabilities	27,981	—	23,601	—	23,601	51,582
Total long-term liabilities	249,492	—	18,666	—	18,666	268,158
	548,946	—	20,345	—	20,345	569,291
Commitments and contingencies
Stockholders’ equity:
Common stock	39,582	—	—	—	—	39,582
Additional paid-in capital	471,957	—	—	28,861	28,861	500,818
Retained earnings	502,665	(77,483)	(8,174)	(27,097)	(112,754)	389,911
Accumulated other comprehensive income	(2,177)	33	—	—	33	(2,144)
Total stockholders’ equity	1,012,027	(77,450)	(8,174)	1,764	(83,860)	928,167
Total liabilities and stockholders’ equity	$1,560,973	$(77,450)	$12,171	$1,764	$(63,515)	$1,497,458

	Income Statement Fiscal 2003 (In thousands except per share data)

		Correction	Lease	Stock
	As	of Inventory	Accounting	Options	Total	As
	Reported	Valuation	Correction	Correction	Adjustments	Restated

Net sales	$3,091,256	$—	$—	$—	$—	$3,091,256
Cost of sales and occupancy expense	1,957,273	10,692	(208)	—	10,484	1,967,757
Gross profit	1,133,983	(10,692)	208	—	(10,484)	1,123,499
Selling, general and administrative expense	823,161	—	—	—	—	823,161
Store pre-opening costs	8,071	—	—	—	—	8,071
Operating income	302,751	(10,692)	208	—	(10,484)	292,267
Interest expense	20,262	—	—	—	—	20,262
Other (income) and expense, net	(2,701)	—	—	—	—	(2,701)
Income before income taxes and cumulative effect of accounting change	285,190	(10,692)	208	—	(10,484)	274,706
Provision for income taxes	107,345	(4,376)	78	—	(4,298)	103,047
Income before cumulative effect of accounting change	177,845	(6,316)	130	—	(6,186)	171,659
Cumulative effect of accounting change, net of income tax	—	—	—	—	—	—
Net income	$177,845	$(6,316)	$130	$—	$(6,186)	$171,659

Earnings per common share before cumulative effect of accounting change
Basic	$0.45	$(0.02)	$0.00	$—	$(0.02)	$0.44
Diluted	$0.43	$(0.02)	$0.00	$—	$(0.02)	$0.42
Earnings per common share after cumulative effect of accounting change
Basic	$0.45	$(0.02)	$0.00	$—	$(0.02)	$0.44
Diluted	$0.43	$(0.02)	$0.00	$—	$(0.02)	$0.42
Common shares outstanding:
Basic	394,111	394,111	394,111	394,111	394,111	394,111
Diluted	410,250	410,250	410,250	410,250	410,250	410,250

	Balance Sheet Fiscal 2003
	For the year ended January 31, 2004 (In thousands)

		Correction of	Lease	Stock
	As	Inventory	Accounting	Options	Total	As
	Reported	Valuation	Correction	Correction	Adjustments	Restated
Assets
Current assets:
Cash and equivalents	$341,825	$—	$—	$—	$—	$341,825
Merchandise inventories	892,923	(138,695)	—	—	(138,695)	754,228
Prepaid expenses and other	29,198	—	—	—	—	29,198
Deferred income taxes	19,426	54,181	—	334	54,515	73,941
Total current assets	1,283,372	(84,514)	—	334	(84,180)	1,199,192
Property and equipment, at cost	808,230	—	31,274	—	31,274	839,504
Less accumulated depreciation	(420,313)	—	(16,168)	—	(16,168)	(436,481)
	387,917	—	15,106	—	15,106	403,023
Goodwill, net	115,839	—	—	—	—	115,839
Other assets	14,519	—	—	—	—	14,519
	130,358	—	—	—	—	130,358
Total assets	$1,801,647	$(84,514)	$15,106	$334	$(69,074)	$1,732,573

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$172,708	$—	$—	$—	$—	$172,708
Accrued liabilities and other	194,395	—	1,679	—	1,679	196,074
Income taxes payable	2,377	—	—	—	—	2,377
Total current liabilities	369,480	—	1,679	—	1,679	371,159
9 1/4% Senior Notes due 2009	200,000	—	—	—	—	200,000
Deferred income taxes	28,241	—	(4,857)	—	(4,857)	23,384
Other long-term liabilities	36,628	—	26,328	—	26,328	62,956
Total long-term liabilities	264,869	—	21,471	—	21,471	286,340
	634,349	—	23,150	—	23,150	657,499
Commitments and contingencies
Stockholders’ equity:
Common stock	39,893	—	—	—	—	39,893
Additional paid-in capital	462,817	—	—	27,431	27,431	490,248
Retained earnings	660,365	(83,799)	(8,044)	(27,097)	(118,940)	541,425
Accumulated other comprehensive income	4,223	(715)	—	—	(715)	3,508
Total stockholders’ equity	1,167,298	(84,514)	(8,044)	334	(92,224)	1,075,074
Total liabilities and stockholders’ equity	$1,801,647	$(84,514)	$15,106	$334	$(69,074)	$1,732,573

	Income Statement Fiscal 2004 (In thousands except per share data)

		Correction	Lease	Stock
	As	of Inventory	Accounting	Options	Total	As
	Reported	Valuation	Correction	Correction	Adjustments	Restated

Net sales	$3,393,251	$—	$—	$—	$—	$3,393,251
Cost of sales and occupancy expense	2,146,934	9,645	(12,901)	—	(3,256)	2,143,678
Gross profit	1,246,317	(9,645)	12,901	—	3,256	1,249,573
Selling, general and administrative expense	898,445	—	—	—	—	898,445
Store pre-opening costs	8,357	—	—	—	—	8,357
Operating income	339,515	(9,645)	12,901	—	3,256	342,771
Interest expense	20,434	—	—	—	—	20,434
Other (income) and expense, net	(4,604)	—	—	—	—	(4,604)
Income before income taxes and cumulative effect of accounting change	323,685	(9,645)	12,901	—	3,256	326,941
Provision for income taxes	121,876	(3,746)	4,857	—	1,111	122,987
Income before cumulative effect of accounting change	201,809	(5,899)	8,044	—	2,145	203,954
Cumulative effect of accounting change, net of income tax	—	—	—	—	—	—
Net income	$201,809	$(5,899)	$8,044	$—	$2,145	$203,954

Earnings per common share before cumulative effect of accounting change
Basic	$0.51	$(0.01)	$0.02	$—	$0.01	$0.51
Diluted	$0.49	$(0.01)	$0.02	$—	$0.01	$0.50
Earnings per common share after cumulative effect of accounting change
Basic	$0.51	$(0.01)	$0.02	$—	$0.01	$0.51
Diluted	$0.49	$(0.01)	$0.02	$—	$0.01	$0.50
Common shares outstanding:
Basic	398,567	398,567	398,567	398,567	398,567	398,567
Diluted	407,780	407,780	407,780	407,780	407,780	407,780

	Balance Sheet Fiscal 2004 For the year ended January 29, 2005 (In thousands)

		Correction of	Lease	Stock
	As	Inventory	Accounting	Options	Total	As
	Reported	Valuation	Correction	Correction	Adjustments	Restated
Assets
Current assets:
Cash and equivalents	$535,852	$—	$—	$—	$—	$535,852
Short-term investments	50,379	—	—	—	—	50,379
Merchandise inventories	936,395	(147,044)	—	—	(147,044)	789,351
Prepaid expenses and other	26,613	—	—	—	—	26,613
Deferred income taxes	22,032	57,424	—	—	57,424	79,456
Total current assets	1,571,271	(89,620)	—	—	(89,620)	1,481,651
Property and equipment, at cost	913,174	—	—	—	—	913,174
Less accumulated depreciation	(506,193)	—	—	—	—	(506,193)
	406,981	—	—	—	—	406,981
Goodwill, net	115,839	—	—	—	—	115,839
Other assets	17,569	—	—	—	—	17,569
	133,408	—	—	—	—	133,408
Total assets	$2,111,660	$(89,620)	$—	$—	$(89,620)	$2,022,040

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$256,266	$—	$—	$—	$—	$256,266
Accrued liabilities and other	242,682	—	—	—	—	242,682
Income taxes payable	12,992	—	—	—	—	12,992
Total current liabilities	511,940	—	—	—	—	511,940
9 1/4% Senior Notes due 2009	200,000	—	—	—	—	200,000
Deferred income taxes	30,355	—	—	—	—	30,355
Other long-term liabilities	72,200	—	—	—	—	72,200
Total long-term liabilities	302,555	—	—	—	—	302,555
	814,495	—	—	—	—	814,495
Commitments and contingencies
Stockholders’ equity:
Common stock	39,814	—	—	—	—	39,814
Additional paid-in capital	425,208	—	—	27,097	27,097	452,305
Retained earnings	826,821	(89,698)	—	(27,097)	(116,795)	710,026
Accumulated other comprehensive income	5,322	78	—	—	78	5,400
Total stockholders’ equity	1,297,165	(89,620)	—	—	(89,620)	1,207,545
Total liabilities and stockholders’ equity	$2,111,660	$(89,620)	$—	$—	$(89,620)	$2,022,040

	Income Statement Fiscal 2005 (In thousands, except per share data)

		Correction	Stock
	As	of Inventory	Options	Total	As
	Reported	Valuation	Correction	Adjustments	Restated

Net sales	$3,676,365	$—	$—	$—	$3,676,365
Cost of sales and occupancy expense	2,317,082	(16,761)	—	(16,761)	2,300,321
Gross profit	1,359,283	16,761	—	16,761	1,376,044
Selling, general and administrative expense	987,312	—	—	—	987,312
Store pre-opening costs	7,631	—	—	—	7,631
Operating income	364,340	16,761	—	16,761	381,101
Interest expense	22,409	—	—	—	22,409
Other (income) and expense, net	(9,944)	—	—	—	(9,944)
Income before income taxes and cumulative effect of accounting change	351,875	16,761	—	16,761	368,636
Provision for income taxes	132,363	8,060	—	8,060	140,423
Income before cumulative effect of accounting change	219,512	8,701	—	8,701	228,213
Cumulative effect of accounting change,
net of income tax	88,488	(80,997)	—	(80,997)	7,491
Net income	$131,024	$89,698	$—	$89,698	$220,722

Earnings per common share before cumulative effect of accounting change
Basic	$0.55	$0.02	$—	$0.02	$0.57
Diluted	$0.54	$0.02	$—	$0.02	$0.56
Earnings per common share after cumulative effect of accounting change
Basic	$0.33	$0.23	$—	$0.23	$0.55
Diluted	$0.32	$0.22	$—	$0.22	$0.55
Common shares outstanding:
Basic	398,138	398,138	398,138	398,138	398,138
Diluted	403,967	403,967	403,967	403,967	403,967

	Balance Sheet Fiscal 2005 For the year ended January 28, 2006 (In thousands)

		Correction of	Stock
	As	Inventory	Options	Total	As
	Reported	Valuation	Correction	Adjustments	Restated
Assets
Current assets:
Cash and equivalents	$452,449	$—	$—	$—	$452,449
Merchandise inventories	784,032	141	—	141	784,173
Prepaid expenses and other	44,042	—	—	—	44,042
Deferred income taxes	34,125	(63)	—	(63)	34,062
Total current assets	1,314,648	78	—	78	1,314,726
Property and equipment, at cost	1,011,201	—	—	—	1,011,201
Less accumulated depreciation	(586,382)	—	—	—	(586,382)
	424,819	—	—	—	424,819
Goodwill, net	115,839	—	—	—	115,839
Other assets	20,249	—	—	—	20,249
	136,088	—	—	—	136,088
Total assets	$1,875,555	$78	$—	$78	$1,875,633

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$193,595	$—	$—	$—	$193,595
Accrued liabilities and other	282,499	—	—	—	282,499
Income taxes payable	20,672	—	—	—	20,672
Total current liabilities	496,766	—	—	—	496,766
Deferred income taxes	2,803	—	—	—	2,803
Other long-term liabilities	88,637	—	—	—	88,637
Total long-term liabilities	91,440	—	—	—	91,440
	588,206	—	—	—	588,206
Commitments and contingencies
Stockholders’ equity:
Common stock	39,254	—	—	—	39,254
Additional paid-in capital	360,755	—	27,097	27,097	387,852
Retained earnings	907,773	—	(27,097)	(27,097)	880,676
Accumulated other comprehensive income	7,511	78	—	78	7,589
Treasury stock	(27,944)	—	—	—	(27,944)
Total stockholders’ equity	1,287,349	78	—	78	1,287,427
Total liabilities and stockholders’ equity	$1,875,555	$78	$—	$78	$1,875,633

Correction of Inventory Valuation

The preceding tables include the combined effects of our corrections of our historical retail inventory method and our inventory cost deferral/vendor allowance recognition. Information detailing the individual corrections and the associated impacts on key financial statement line items by fiscal year is presented below.

Correction of Retail Inventory Method

We used a retail inventory method of accounting for merchandise inventories in our Michaels stores in fiscal years prior to 2005. We have determined that our historical retail inventory method contained certain deficiencies. A critical component of the retail inventory method is the calculation of the cost complement, or the ratio of merchandise available for sale at cost to merchandise available for sale at full retail value.  Our calculation of the cost complement did not include appropriate adjustments for shrink, store use, and certain markdowns; instead, we captured shrink, store use, and certain markdowns in ending inventory at retail value.  Excluding appropriate adjustments for shrink, store use, and certain markdowns from our retail inventory method calculation resulted in an overstatement of the cost complement used to determine ending inventory at cost, which resulted in overstating ending inventories at cost, and understating cost of sales.  To correct these deficiencies, we revised our retail inventory method to incorporate historically available information from our POS system for computing the cost complement and can now appropriately account for shrink, store use, and certain markdowns.

The table below provides the effects of our correction to our retail inventory method on certain line items within the consolidated statements of income. The correction of our retail inventory method inherently affected the previously reported cumulative effect of change in accounting in fiscal 2002 related to our adoption of EITF Issue 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor. The revised cumulative effect of accounting change increased our fiscal 2002 net income by $1.1 million.

Correction of Retail Inventory Method

(In thousands)

	Fiscal Year
	2004	2003	2002
Cost of Sales	$3,339	$9,412	$20,491
Operating Income	(3,339)	(9,412)	(20,491)
Tax Benefit	(1,297)	(3,852)	(7,974)
Income before cumulative effect of accounting change	(2,042)	(5,560)	(12,517)
Net Income	(2,042)	(5,560)	(11,380)

As previously reported, effective as of the beginning of fiscal 2005, we changed our method of accounting for merchandise inventories from our historical retail inventory method to the weighted average cost method. As a result of this change in method, in the first quarter of fiscal 2005, we previously reported a cumulative effect of accounting change of $88.5 million, net of an income tax benefit of $54.2 million. For the full year of fiscal 2005, we previously reported that the conversion to the weighted average cost method reduced our cost of sales by approximately $300,000. The correction to our retail inventory method of accounting inherently affects the amount of the cumulative effect of accounting change we reported in fiscal 2005, and the impact to fiscal 2005 cost of sales related to the change in accounting to the weighted average cost method. There is no impact to the consolidated financial statements for fiscal 2006 because we utilized the weighted average cost method for fiscal years 2005 and 2006.

Inventory Cost Deferral and Vendor Allowance Recognition Correction

In the fourth quarter of fiscal 2005, we previously reported that we made certain adjustments to our calculation of deferring costs related to preparing inventory for sale and for vendor allowance recognition, and recognized a $15.0 million charge,  net of an income tax benefit of $8.9 million. However, as we are restating our prior years’ financial statements to correct our retail inventory method of accounting, which had a material effect on fiscal 2005, we are also recording this correction in the appropriate periods.

Prior to the fourth quarter of fiscal 2005, we computed vendor allowances to be deferred based on the turnover rate of our store-level inventories. However, as the allowances were earned on all inventories, not just store-level inventories, we corrected our method to defer estimated vendor allowances based on the turnover rate of all inventories on hand.

Our deferral of costs related to preparing inventory for sale includes costs incurred in the operation of our distribution centers (“DC costs”) as well as purchasing and replenishment costs (“Other costs”). Prior to our correction of the deferral calculation in the fourth quarter of fiscal 2005, we combined DC and Other costs and deferred them over the inventory turnover rate of our DC-sourced inventories. The correction to our deferral calculation involved isolating DC and Other costs and deferring DC costs based on the inventory turnover rate of our DC-sourced inventories and deferring Other costs over the turnover rate of all inventories. We applied the turnover rate of all inventories to the deferral of Other costs as these costs were incurred in bringing all goods to their saleable condition in the stores, not just those sourced from our distribution centers.

The restatement of inventories valued under our historical retail inventory method inherently affects the computation of the inventory costs and vendor allowances to be deferred in each year. The table below provides the effects of our restatement of the correction to the cost deferral and vendor allowance recognition (previously recorded in fiscal 2005) on certain line items within the consolidated statements of income for fiscal years 2002 through 2005:

Correction of Cost Deferral and Vendor Allowances

(In thousands)

	Fiscal Year
	2005	2004	2003	2002
Cost of Sales	$(16,761)	$6,306	$1,280	$6,691
Operating Income	16,761	(6,306)	(1,280)	(6,691)
Tax Expense (Benefit)	8,060	(2,449)	(524)	(2,657)
Income before cumulative effect of accounting change	8,701	(3,857)	(756)	(4,034)
Net Income	10,019	(3,857)	(756)	(4,034)

Lease Accounting Correction

In the fourth quarter of fiscal 2004, we previously reported an $8.0 million charge, net of an income tax benefit of $4.8 million, as a cumulative adjustment to earnings to correct our lease accounting associated with property leases.  This correction was based on certain views expressed in a letter of February 7, 2005 from the Office of the Chief Accountant of the SEC to the American Institute of Certified Public Accountants. Prior to our correction, we historically reported straight-line rental expense beginning on the earlier of the store opening date or the commencement date of the lease. This had the effect of excluding the pre-opening or build-out period of our stores from the calculation of the period over which we expensed rent. In addition, amounts received as tenant allowances were reflected in the balance sheet as a reduction to store leasehold improvement costs instead of classifying them as deferred lease credits. Following our review, we corrected our accounting policies such that we begin recording rent expense on the date we take possession of or control physical access to the premises. We also recognize tenant allowances as a liability and accrete the liability as a reduction to rent expense over the same period in which rent expense is calculated.

The allocation of the lease accounting charge to prior periods resulted in immaterial adjustments to the income statement for fiscal years 2002, 2003, and 2004; almost all of the previously reported charge was reflected as an adjustment to our beginning retained earnings balance for fiscal 2002. We also restated our gross property and equipment balances, our accrued liabilities, and other long-term liabilities. The changes in gross property and equipment reflect the reclassification of tenant allowances to other long-term liabilities, which were previously reflected as a reduction of property and equipment. The changes in other long-term liabilities reflect the cumulative adjustment to the accrued rent balance and deferred lease credits related to tenant allowances. We restated our long-term deferred income tax liability primarily as a result of a change in the cumulative timing differences related to deductions associated with straight-line rent expense and leasehold amortization expense.

The restatement associated with our property leases did not impact fiscal 2005 or 2006, the timing of the payments under related leases, or future net cash flows. Our previously reported cash flows for fiscal years 2002, 2003, and 2004 classified tenant allowances received during each of those years as a reduction of capital expenditures. Therefore, we reclassified tenant allowances for fiscal years 2002, 2003, and 2004 in the amount of $2.1 million, $3.3 million, and $3.6 million, respectively, from investing activities to operating activities.

Resolution of Internal Review of Historical Stock Options Grant Practices

Based on media reports regarding historical stock options practices at other publicly traded companies regarding allegations of “backdating” option grants, the Company’s Audit Committee conducted an internal review into the Company’s historical stock options practices, including a review of the Company’s underlying option grant documentation and procedures and related accounting. The Audit Committee’s internal review was conducted with the assistance of independent legal counsel and outside accounting experts. The Company’s independent registered public accounting firm was informed about the internal review. The Company also voluntarily reported the commencement of this review to the SEC.

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

The Company has also completed its separate internal review of historical stock options practices and related accounting issues from 1990 through the Merger date. In this review, the Company has been advised, with respect to specific Delaware law issues, by independent Delaware counsel and, with respect to specific Texas law issues, by independent Texas counsel. Management of the Company discussed its internal review and related judgments, described below, with the Company’s independent registered public accounting firm and the new Board of Directors and Audit Committee.

The Company historically used its stock option program as a key component of compensation for both its officers and a broad group of non-officer employees. The Company granted stock options principally, but not invariably, utilizing a process in which an authorized committee of the Board would approve stock option grants from time to time through unanimous written consent resolutions with specified effective dates that generally preceded the date on which the consents were fully executed by members of the applicable committee. From October 2001 through the Merger date, the Company continued to use unanimous written consent resolutions to grant stock options but in a modified process based on established pre-determined effective grant dates and generally pre-determined grant levels for its stock option program. Prior to October 2001, some grants were made on the basis of pre-determined grant dates and pre-determined grant levels; others were not. Most of the stock option grants during the period under review were dated prior to the approval of the grants by the Board or a Board committee for various reasons, including the design and use of the unanimous written consent process, delays in the initiation of the written consents, general administrative deficiencies, and actions taken to correct what the Company believed were mistakes or omissions in the grant process. Notwithstanding that the Audit Committee concluded that the results of the investigation did not support a finding of intentional misconduct, the Company has identified accounting issues related to certain of the stock option grants prior to October 2001.

The Company historically considered the effective date specified in an option and the effective date specified in the written consents by the applicable committee as the accounting measurement date for determining stock-based compensation expense under APB No. 25, Accounting for Stock Issued to Employees. For all of the post-October 2001 options grants through the Merger date, and for many of the pre-October 2001 options grants, the Company has concluded that the accounting measurement date historically used was correct and appropriate, and that there is no unrecognized non-cash compensation expense with respect to those grants.

Certain grants that were reviewed in the period 1990 to 2001 were considered non-routine and not made pursuant to formal or informal guidelines or generally understood policies or practices, nor made automatically under a standing Board or committee resolution. Based on the advice it received and its own review of Company records, the Company concluded that the measurement date for these certain non-routine grants would likely be considered different from the measurement date originally used in accounting for such grants. In connection with those grants, the Company is unable to definitively determine the actual measurement date based on existing records. The Company estimated the measurement date based on its knowledge of the approval process, subsequent meetings that occurred, and estimates of the time that would have lapsed to obtain documented approval for those grants. To the extent the exercise price of an option was less than the fair market value of the Company’s Common Stock on an estimated measurement date different than the original measurement date, the difference represents the Company’s estimate of the amount of non-cash compensation expense that should have been recorded over the vesting period of the option.

Based on the Company’s analysis, the amount of additional non-cash compensation cost that should have been recorded was approximately $27.1 million, net of income tax benefits of approximately $12.7 million, all of which relates to periods prior to fiscal 2001. The Company recognized this additional compensation cost as an adjustment to its beginning retained earnings balance for fiscal 2002.  The adjustment does not affect results of operations or the statement of cash flows in any period presented in the Company’s Form 10-K for fiscal 2006. All stock options in question were exercised prior to the end of fiscal 2005. The effect on the Company’s financial position as of the end of fiscal 2002 and 2003 is to reduce retained earnings and increase additional paid-in capital, with an immaterial impact on total stockholders’ equity related to deferred taxes.  There was no impact on total stockholders’ equity (deficit) as of the end of each of the fiscal years 2004, 2005, and 2006.

The table below provides the compensation expense and related income tax benefit by year, including the cumulative effect on retained earnings, for all prior fiscal periods subject to the review:

	Pre-Tax	Income Tax	Total
Fiscal Year	Adjustment	Benefit	Impact
1990	$2,203	$879	$1,324
1991	1,095	443	652
1992	1,398	547	851
1993	1,722	660	1,062
1994	2,115	796	1,319
1995	2,916	1,207	1,709
1996	19,040	4,561	14,479
1997	3,235	1,229	2,006
1998	602	229	373
1999	4,805	1,881	2,924
2000	664	266	398
2001	—	—	—

Cumulative effect at February 2, 2002	$39,795	$12,698	$27,097

2002	—	—	—
2003	—	—	—
2004	—	—	—
2005	—	—	—
2006	—	—	—

Total	$39,795	$12,698	$27,097

Based on the Company’s evaluation, the Company believes that previously deducted compensation related to exercised stock options that is now considered non-deductible under Section 162(m) of the Internal Revenue Code is immaterial to the results of operations, cash flow, or the Company’s financial position.

Overview

We are the largest arts and crafts specialty retailer in North America, with sales of approximately $3.9 billion in the United States and Canada. Our primary retail business is our operation of 926 Michaels stores across North America. We also operate three additional businesses: our 167 Aaron Brothers stores, a custom frame, framing, and art supply chain; our 11 Recollections stores, a scrapbooking/paper crafting concept; and four Star Decorators Wholesale locations, a floral/home décor concept (all store counts are as of March 30, 2007).

Our mission is to help our customers express themselves creatively. Through our broad product assortments, friendly, knowledgeable sales associates, educational in-store events, project sheets and displays, and on-line information, we offer a shopping experience that encourages creativity in the areas of arts, crafts, floral displays, framing, home accents, and children’s hobbies and activities.

Over the past ten years, we have focused on improving store operations and inventory management capabilities in our Michaels stores while continuing a strong store growth program and developing new retail and wholesale concepts.

Since fiscal 1996, we have refined or implemented our:

•       inventory management system,

•       POS system,

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

In fiscal 2007, one of our primary objectives will be to increase the sales and productivity of our Michaels stores. We plan to accomplish this by focusing on merchandise assortment, optimizing in-stock positions, enhancing our customers’ in-store experiences, and improving marketing and execution.  We also aim to increase our Michaels’ stores margins through specific initiatives designed to improve our pricing and promotional strategy, inventory management, supply chain and sourcing processes.  In addition, we continue to refine the business models of our Aaron Brothers, Recollections, and Star Decorators Wholesale operations. Also, in fiscal 2007, we plan to open approximately 45-50 Michaels stores, funded primarily through cash generated by operating activities and  additional borrowings under our revolving credit agreement.

The Merger

On October 31, 2006, substantially all of the Common Stock of Michaels Stores, Inc. was acquired through a merger transaction by the Sponsors, with certain shares retained by affiliates of Highfields Capital Partners (a then-existing shareholder of Michaels Stores, Inc.). As a result of the Merger, Michaels Holdings LLC, an entity controlled by the Sponsors, owns over 93% of our outstanding Common Stock, which is no longer publicly traded. We accounted for the Merger as a leveraged recapitalization whereby the historical book value of the assets and liabilities of Michaels will be maintained with no push down accounting required.

The Merger was financed by the issuance of debt as described in the “Liquidity and Capital Resources” section below, as well as:

•       Equity investments from the Sponsors and the retention of certain shares held by affiliates of Highfields Capital Partners, and

•       Our available cash as of the date of the Merger.

The Merger occurred simultaneously with the closing of the financing and equity transactions referred to above as well as the termination of our previous $300 million senior unsecured credit facility with Bank of America, N.A (Credit Agreement). For further description of the financing transactions, see the “Liquidity and Capital Resources” section below.

In connection with the completion of the Merger, we entered into management agreements with each of the Sponsors pursuant to which the Sponsors will provide management services to us until December 31, 2016, with evergreen extensions thereafter.  Pursuant to these agreements, the Sponsors will receive an aggregate annual management fee equal to $12.0 million and reimbursement for out-of-pocket expenses in connection with the provision of services pursuant to the agreements.  In addition, pursuant to these agreements, the Sponsors received, in connection with the completion of the Merger, aggregate transaction fees of approximately $60.0 million in connection with services provided by them related to the Merger, and we directly reimbursed the Sponsors, or paid on their behalf, fees incurred by them in connection with the Merger.  Finally, the management agreements provide that the Sponsors are entitled to receive fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions of 1% of the gross transaction value of any such transaction.  The management agreements include customary exculpation and indemnification provisions in favor of the Sponsors.  The management agreements may be terminated by the Sponsors at any time and terminate automatically upon an initial public offering or a change of control unless we and the Sponsors determine otherwise.  Upon termination, each provider of management services will be entitled to a termination fee calculated based on the present value of the annual fees due during the remaining period from the date of termination to the tenth anniversary of the date of the Merger.

In connection with the completion of the Merger, we entered into a management agreement with Highfields Capital Management LP, an affiliate of the Highfields Capital Partners, that provides for an annual management fee of $1.0 million for services that Highfields Capital Management LP renders to us following the completion of the Merger.

Critical Accounting Policies and Estimates

We have prepared our financial statements in conformity with U.S. generally accepted accounting principles, and these financial statements necessarily include some amounts that are based on our informed judgments and estimates. Our senior management has discussed the development and selection of these critical accounting estimates, and the disclosure in this section of this report regarding them, with the Audit Committee of our Board of Directors. Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements. Our critical accounting policies represent those policies that are subject to judgments and uncertainties. As discussed below, our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of these policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. Our critical accounting policies include:

Merchandise Inventories—For fiscal 2005 and 2006, merchandise inventories at Michaels stores are valued at the lower of cost or market, with cost determined using a weighted average method. Included in our cost basis are costs incurred in making inventories available for sale in our stores, such as freight and other distribution costs. We utilize perpetual inventory records to value inventory in our Michaels stores. Physical inventory counts are performed in a significant number of stores at the end of each fiscal quarter by a third party inventory counting service firm, with substantially all stores open longer than one year subject to at least one annual count. We adjust our perpetual records based on the results of the physical counts.

Cost is calculated based upon the purchase order cost of an item at the time it is received by us, reconciled to actual vendor invoices, and also includes the cost of warehousing, handling, purchasing, and transporting the inventory to the stores. The cost of warehousing, handling, purchasing, and transporting, as well as vendor allowances, are recognized through cost of sales when the inventory is sold.  Due to systems limitations, it is impracticable for us to assign specific costs and allowances to individual units of inventory. As such, to properly match net costs against the related revenues, we must use all available information to appropriately estimate the costs and allowances to be deferred and recognized each period. Our estimate of when inventory is sold affects the deferral, and subsequent income statement recognition, of costs incurred in preparing inventory for sale and represents the most significant estimate in that calculation; any changes in this estimate could have a material impact on the financial statements.  Vendor allowances, which primarily represent volume rebates and cooperative advertising funds, are recorded as a reduction of the cost of the merchandise inventories. We earn vendor allowances as a consistent percentage of certain merchandise purchases with no minimum purchase requirements. We did not have any vendor allowance programs in fiscal 2006 that were based on purchase volume milestones and had only an immaterial amount of milestone-based allowance programs in fiscal 2004 and 2005.

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

Fiscal 2004 merchandise inventories at Michaels stores were valued at the lower of cost or market using a retail inventory method. We performed complete physical inventories at a significant sample of stores at the end of each fiscal quarter to estimate ending inventories valued at retail for all Michaels stores to be used in our retail inventory method. In determining our cost of goods sold and ending inventory at cost, we utilized a single pool of inventory for our Michaels’ stores inventories. A critical component of the cost of goods sold calculation is the calculation of the cost complement, or the ratio of merchandise available for sale at cost to merchandise available for sale at full retail value. We incorporated information from our POS system to develop estimates of shrink, store use, and certain markdowns when computing the cost complement. These estimates may materially affect the calculation of the cost of goods sold and ending inventory values. We recorded permanent markdown reserves in the period in which we determined that markdowns were required to sell certain merchandise. Such markdowns were based on each store’s perpetual inventory records.

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

Reserve for Closed Facilities—We maintain a reserve for future rental obligations, carrying costs, and other closing costs related to closed facilities, primarily closed and relocated stores. In accordance with the provisions of SFAS No. 146, Costs

Associated With Disposal Activities, we recognize exit costs for any store closures at the time the store is closed. Such  costs are recorded within the “Cost of sales and occupancy expense” line item on our consolidated statements of income.

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

Revenue Recognition—Revenue from sales of our merchandise is recognized at the time of the merchandise sale, excluding revenue from the sale of custom frames, which is recognized at the time of delivery. Revenue is presented net of sales taxes collected. We allow for merchandise to be returned under most circumstances and provide for a reserve of estimated returns. When calculating our deferred framing revenue, we currently estimate the length of time between the customer placing the order at the store and customer pick-up based on the best available information from our systems. A significant change in the length of time between the custom frame order and customer pick-up or a significant change in the underlying trends of our sales returns may materially affect our future operating results.

We record a gift card liability on the date we issue the gift card to the customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. We escheat the value of unredeemed gift cards where required by law. Any remaining liabilities not subject to escheatment are evaluated to determine whether the likelihood of the gift card being redeemed is remote (gift card breakage). We recognize gift card breakage as revenue, by applying our estimate of the rate of gift card breakage over the period of estimated performance (36 months as of the end of fiscal 2006). Our estimates of the gift card breakage rate are applied to the estimated amount of gift cards that are expected to go unused that are not subject to escheatment and are based on customers’ historical redemption rates and patterns, which may not be indicative of future redemption rates and patterns. Prior to fiscal 2005, we did not have adequate historical information to estimate gift card breakage.

Share-Based Compensation Expenses—We elected to early adopt SFAS No. 123(R), Share-Based Payment, in the fourth quarter of fiscal 2005. This accounting standard requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value over the requisite service period. We applied the provisions of the modified retrospective transition method as permitted by SFAS No. 123(R) from the beginning of fiscal 2005. As a result, we recorded compensation expense for unvested awards based on the amounts previously determined for pro forma disclosure under SFAS No. 123, Accounting for Stock-Based Compensation, for the first three quarters of fiscal 2005 and under the provisions of SFAS No. 123(R) for the fourth quarter of fiscal 2005.

Beginning in the first quarter of fiscal 2005, compensation cost was based on the grant date fair value of the award and ratably recognized as an expense over the effective vesting period. Determining fair value of our stock options requires judgment, including estimating the expected terms of the options, expected volatility of our Common Stock share price, expected dividends, and forfeitures.

Upon the effective date of the Merger, all outstanding share-based awards were vested and the awards were converted into the right to receive, in cash, the applicable portion of the Merger consideration.  Subsequent to the Merger and through February 3, 2007, there were no share-based awards issued or outstanding.

Income Taxes—We record income tax expense using the liability method for taxes and are subject to income tax in many jurisdictions, including the United States, various states and localities, and Canada. A current tax liability or asset is recognized for the estimated taxes payable or refundable on the tax returns for the current year and a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. If different assumptions had been used, our tax expense, assets, and liabilities could have varied from recorded amounts. If actual results differ from estimated results or if we adjust these assumptions in the future, we may need to adjust our deferred tax assets or liabilities, which could impact our effective tax rate.

General

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. References to fiscal year mean the year in which that fiscal year began. Fiscal 2006 ended on February 3, 2007, fiscal 2005 ended on January 28, 2006, and fiscal 2004 ended on January 29, 2005. Fiscal year 2006 contained 53 weeks, while fiscal 2005 and 2004 contained 52 weeks. All references herein to fiscal 2006 relate to the 53 weeks ending February 3, 2007.

Accounting Items

Fiscal 2006

Merger Expenses—During fiscal 2006, we expensed approximately $239.7 million of Merger-related costs, of which $205.4 million was classified as transaction expenses and $33.6 million was classified as related party expenses in our consolidated statement of income; the remaining $700,000 was classified as interest expense.  Of the $239.7 million recorded in fiscal 2006, $218.0 million was recorded in our fourth quarter of fiscal 2006.  Approximately $138.3 million of the $239.7 million consisted of compensation expense (primarily share-based compensation) and $100.0 million was related to investment banking, legal, accounting, and other professional fees.

We capitalized $124.7 million of costs related to the issuance of our various debt instruments, which are more fully described in “Liquidity and Capital Resources” below.  We will amortize these costs over the lives of the respective debt instruments. During fiscal 2006, amortization expense associated with deferred financing costs was $4.5 million and was recognized as a component of interest expense in our consolidated statement of income.

As certain of the Merger expenses were not deductible for tax purposes, we incurred permanent differences which adversely impacted our effective tax rate.  Despite a loss before cumulative effect of accounting change during the fourth quarter of fiscal 2006, we recorded an income tax expense in that quarter. Our effective tax rate for fiscal 2006 was 62.6%.

Fiscal 2005

Transition to Cost Accounting—We changed our method of accounting for merchandise inventories from a retail inventory method to the weighted average cost method in the fourth quarter of fiscal 2005, effective as of the beginning of that fiscal year. We believe the weighted average cost method is preferable because we believe it:

•       results in greater precision in the determination of cost of sales and inventories as each store/SKU combination is supported by perpetual records valued at cost using SKU level purchase order inputs, allowing for a reduction in the number of significant management estimates that were used in our retail inventory method;

•       provides greater insight into shrink using more accurate periodic shrink expense analysis and reporting at the store/SKU level;

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

The effect of this change as of January 28, 2006, was presented in the income statement as a cumulative effect of a change in accounting principle of $7.5 million, or approximately $0.01 per diluted share, which was net of an income tax benefit of $4.8 million. The inventory balance as of the beginning of fiscal 2005 was approximately $777.1 million on the weighted average cost method, which was approximately $12.3 million lower than the inventory balance reported under our retail inventory method. The non-cash reduction in the inventory balance was due to the change in accounting principle and was not an indication of an inventory impairment, as the underlying retail value of the Company’s inventories was not affected by this accounting change.

Under our retail inventory method, ending inventory incorporates shrink, store use, and certain markdowns in an implicit manner and these items did not require an explicit reserve component. Under the weighted average cost method, shrink reserves are an explicit component of our inventory valuation. Upon implementation of the weighted average cost method at the beginning of fiscal 2005, reserves of $28.7 million were established for shrink in our Michaels stores. Inventory, net of shrink reserves, in our Michaels stores as of the beginning of fiscal 2005, under weighted average cost, was $3.2 million lower than fiscal 2004 ending inventory under our retail inventory method, net of shrink, store use, and certain markdowns. Other inventory reserves (including excess and obsolescence and lower of cost or market) under the retail inventory method were $3.7 million and such reserves at the inception of the weighted average cost method were $9.8 million. The changes in these reserves are a component of the cumulative effect of accounting change reported on our consolidated statement of income.

Adoption of SFAS No. 123(R)—We elected to early adopt SFAS No. 123(R), Share-Based Payment, in the fourth quarter of fiscal 2005. This accounting standard requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value over the requisite service period. We applied the provisions of the modified retrospective transition method as permitted by SFAS No. 123(R) from the beginning of fiscal 2005. As a result, we recorded compensation expense for unvested awards based on the amounts previously determined for pro forma disclosure under SFAS No. 123, Accounting for Stock-Based Compensation, for the first three quarters of fiscal 2005, and under the provisions of SFAS No. 123(R) for the fourth quarter of fiscal 2005. We recorded compensation expense related to share-based payments totaling approximately $29.8 million on a pre-tax basis, or $0.05 per diluted share on an after-tax basis, for fiscal 2005.

Prior to our adoption of SFAS No. 123(R), we reported the excess tax benefits associated with share-based awards as an operating cash inflow in our statement of cash flows. Beginning with our adoption of SFAS No. 123(R), we now report excess tax benefits as a cash inflow in the financing section of our statement of cash flows and would record a tax deficiency, if any, as a cash outflow from operating activities. For fiscal 2004, we reported $28.8 million of excess tax benefits as cash inflows in the operating activities section. For fiscal 2005 and fiscal 2006, we reported $25.2 million and $83.2 million, respectively, of excess tax benefits as a cash inflow to financing activities.

Gift Card Breakage—As a result of comments made in SEC staff speeches providing clarity as to the SEC’s views on accounting for gift card breakage, and our analysis of our gift card liability and redemption history, we concluded that it was appropriate to recognize cumulative breakage during the fourth quarter of fiscal 2005. During the fourth quarter of fiscal 2005, we recognized revenue of approximately $7.9 million related to gift card balances that we estimated will not be redeemed. Prior to fiscal 2005, we did not have adequate historical information to estimate gift card breakage.

Results of Operations

The following table sets forth the percentage relationship to net sales of each line item of our consolidated statements of income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

	Fiscal Year
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	61.6	62.6	63.2
Gross profit	38.4	37.4	36.8
Selling, general, and administrative expense	26.7	26.9	26.5
Transaction expenses.	5.3	—	—
Related party expenses.	1.0	—	—
Store pre-opening costs	0.1	0.2	0.2
Operating income	5.3	10.3	10.1
Interest expense	2.7	0.6	0.6
Other (income) and expense, net.	(0.2)	(0.3)	(0.1)
Income before income taxes and cumulative effect of accounting change.	2.8	10.0	9.6
Provision for income taxes	1.7	3.8	3.6
Income before cumulative effect of accounting change	1.1	6.2	6.0
Cumulative effect of accounting change to weighted average cost method for inventories, net of income tax	—	0.2	—
Net income	1.1%	6.0%	6.0%

Fiscal 2006 Compared to Fiscal 2005

Net Sales—Net sales increased $188.6 million, or 5.1%, from fiscal 2005 to fiscal 2006. Net sales from our 44 new stores opened during the year, partially offset by lost sales from our nine store closures, accounted for approximately $124.3 million of the increase in net sales, with sales during the 53rd week of fiscal 2006 accounting for $58.7 million. We recognized gift card breakage of $2.1 million during fiscal 2006 as compared to $7.9 million in fiscal 2005. We first implemented our gift card breakage policy in the fourth quarter of fiscal 2005.  In addition, our fiscal 2006 comparable store sales increase of 0.3% contributed $11.4 million to the net sales increase.

Comparable store sales growth was strongest in our domestic Michaels general crafts, impulse, framing, and apparel crafts categories. The average ticket increased 2.5%, transactions decreased 2.3%, and custom framing deliveries increased 0.1% from fiscal 2005 to fiscal 2006. The increase in average ticket includes favorable pricing/product mix trends and a 30 basis point benefit from the strengthening of the Canadian dollar.  A decline in the sales of yarn products adversely impacted comparable store sales by approximately 1.4%. Our ability to continue to generate comparable store sales increases is dependent, in part, on our ability to continue to maintain store in-stock positions on the top-selling items, to properly allocate merchandise to our stores, to effectively execute our pricing and sales promotion efforts, to anticipate customer demand and trends in the arts and crafts industry, and to respond to competitors’ activities.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $79.5 million due to increased sales from a 3.3% increase in the number of stores operated in fiscal 2006 compared to fiscal 2005, and a 0.3% comparable store sales increase, partially offset by lower shrink expense.

The following table details the change in cost of sales and occupancy expense, as a percentage of net sales, from 2005 to 2006:

Increase/(Decrease)
Store cost of sales	(1.7)%
Occupancy costs	0.6
Gift card breakage	0.1
Total decrease	(1.0)%

Cost of sales and occupancy expense, as a percentage of net sales, decreased approximately 100 basis points. Store cost of sales was favorably impacted by stronger sales of merchandise at regular price, improved sourcing, stronger seasonal sell-through, and improved shrink results. In particular, our store margins improved as a result of more focused promotions and price increases in selected markets.  The fiscal 2006 improvement in our store cost of sales may not be indicative of future results.

Occupancy expenses, as a percentage of sales, were unfavorably impacted primarily by increased property taxes and higher remodel expenses.  Remodel expenses increased due to our expanded remodel program as we remodeled 67 stores in fiscal 2006 as compared to 27 stores in fiscal 2005.

Selling, General, and Administrative Expense—Selling, general, and administrative expense was $1.033 billion in fiscal 2006 compared to $987.3 million in fiscal 2005. The expense increase was primarily due to increases in store operating expenses of approximately $43.0 million resulting from new store growth and the 0.3% increase in comparable store sales.

As a percentage of net sales, selling, general, and administrative expense decreased 20 basis points from 26.9% of sales in fiscal 2005 to 26.7% of sales in fiscal 2006. Multiple corporate expense categories contributed to the overall decline, partially offset by 20 basis points of incremental legal fees resulting from the stock option review and responses to governmental inquiries. Store operating expenses, as a percentage of sales, were consistent with last year.

Transaction expenses—Transaction expenses associated with the Merger were $205.4 million, of which approximately $185.3 million was recorded in the fourth quarter of fiscal 2006. Approximately $137.4 million of the $205.4 million consisted of compensation expense (primarily share-based compensation) and $67.3 million was related to investment banking, legal, accounting, and other professional fees.

Related party expenses—Related party expenses for fiscal 2006 resulted primarily from the Merger.  Of the $38.1 million of related party expenses, approximately $23.6 million and $3.3 million were transaction fees and management fees, respectively, paid to our Sponsors, while $9.1 million related to various professional fees paid on behalf of our Sponsors. Such professional fees consisted primarily of legal and consulting services directly related to the Merger.

Interest Expense—Interest expense increased from $22.4 million in fiscal 2005 to $104.5 million in fiscal 2006.  We incurred $103.9 million of interest expense during our fourth quarter of fiscal 2006 related to the debt issued to finance the Merger. The interest expense in fiscal 2005 related to our 9¼ % Senior Notes due 2009, which we early retired during fiscal 2005.

Provision for Income Taxes—The effective tax rate was 62.6% in fiscal 2006 and 38.1% in fiscal 2005. The tax rate in fiscal 2006 was unfavorably impacted by certain non-deductible Merger-related expenses.

Cumulative Effect of Accounting Change—In fiscal 2005, we changed our method of accounting for merchandise inventories from a retail inventory method to the weighted average cost method. See the previous section “Accounting Items.” As a result, we recorded a non-cash charge of $7.5 million, net of income tax, or $0.01 per diluted share, in the first quarter of fiscal 2005 for the cumulative effect of accounting change on fiscal years prior to fiscal 2005.

Net Income—As a result of the above, net income for fiscal 2006 decreased 81.4% from $220.7 million in fiscal 2005 to $41.1 million.

In fiscal 2007, we expect our interest expense to materially increase as a result of approximately $4.0 billion of debt outstanding as of February 3, 2007, which we incurred to finance the Merger. Therefore, we expect a material decrease in net income as a result of the increased interest expense. Partially offsetting the increased interest expense in fiscal 2007 will be a significant decline in Merger-related expenses we incurred in fiscal 2006.  We will continue to incur Merger-related expenses in fiscal 2007 primarily associated with compensation arrangements. See “Liquidity and Capital Resources” section below for further information concerning our financing structure and debt and related interest obligations.

Fiscal 2005 Compared to Fiscal 2004

Net Sales—Net sales increased $283.1 million, or 8.3%, from fiscal 2004 to fiscal 2005. Net sales from our 52 new stores opened during the year, partially offset by lost sales from our five store closures, accounted for approximately $155.5 million of the increase in net sales. In addition, our fiscal 2005 comparable store sales increase of 3.6% contributed $119.7 million to the net sales increase while our recognition of gift card breakage provided $7.9 million of incremental sales. Comparable store sales growth was strongest in our general crafts, needlework and yarn, kids crafts, paper crafting, and candles/bakeware categories. The average ticket increased 2.7%, transactions increased 0.5%, and custom framing deliveries increased 0.4% from fiscal 2004 to fiscal 2005. The increase in average ticket includes favorable pricing/product mix trends and a 40 basis point benefit from the strengthening of the Canadian dollar.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $156.6 million due to increased sales from a 4.6% increase in the number of stores operated in fiscal 2005 compared to fiscal 2004 and a 3.6% comparable store sales increase. Our adoption of SFAS No. 123(R) resulted in a $3.5 million charge.

The following table details the change in cost of sales and occupancy expenses, as a percentage of net sales, from 2004 to 2005:

Increase/(Decrease)
Store cost of sales	(0.7)%
Occupancy costs	0.2
Share-based compensation expense	0.1
Gift card breakage	(0.2)
Total decrease	(0.6)%

Cost of sales and occupancy expense, as a percentage of net sales, decreased approximately 60 basis points. Cost of sales was favorably impacted by improved leverage on our distribution expenses against higher net sales in fiscal 2005, reduced inventory costs on improved domestic sourcing, and improved leverage on our vertically integrated custom framing manufacturing operations. Included in the cost of sales for fiscal 2004 was $4.1 million of cost associated with the closure of our Lexington, Kentucky distribution center and opening of a new distribution center in New Lenox, Illinois.

Selling, General, and Administrative Expense—Selling, general, and administrative expense was $987.3 million, or 26.9% of net sales in fiscal 2005 compared to $898.4 million, or 26.5% of net sales in fiscal 2004. The expense increase was primarily due to an increase in the number of stores we operated compared to fiscal 2004 and the recognition of $26.3 million of share-based compensation cost related to our adoption of SFAS No. 123(R). See the preceding section “Accounting Items.” Store and corporate personnel costs, inclusive of share-based compensation costs, accounted for $52.7 million of the total $88.9 million increase from fiscal 2004.

As a percentage of net sales, selling, general, and administrative expense increased 40 basis points from 26.5% of sales in fiscal 2004 to 26.9% of sales in fiscal 2005. The increase was primarily a result of inclusion of $26.3 million of share-based compensation costs in fiscal 2005 that were not present in fiscal 2004, which increased fiscal 2005 selling, general, and administrative expenses by 70 basis points. Increased legal and professional expenses also resulted in an unfavorable increase of 20 basis points. These expense increases were partially offset by a decrease in store personnel benefits of 50 basis points. Store personnel benefits decreased primarily because of a decrease in workers’ compensation insurance costs of $11.6 million. In fiscal 2004, we recognized a reserve of $4.1 million for claims that we believed would not be covered due to the deteriorating financial condition of an insurance company with which we previously conducted business. The reserve amount did not materially change during fiscal 2005.

Provision for Income Taxes—The effective tax rate was 38.1% in fiscal 2005 and 37.6% in fiscal 2004.

Cumulative Effect of Accounting Change—In fiscal 2005, we changed our method of accounting for merchandise inventories from a retail inventory method to the weighted average cost method. See the preceding section “Accounting Items.” As a result, we recorded a non-cash charge of $7.5 million, net of income tax of $4.8 million, or $0.01 per diluted share, in the first quarter of fiscal 2005 for the cumulative effect of accounting change on fiscal years prior to fiscal 2005.

Net Income—As a result of the above, net income for fiscal 2005 increased 8.2% from $204.0 million, or $0.50 per diluted share, in fiscal 2004 to $220.7 million, or $0.55 per diluted share, after the cumulative effect of accounting change. Income before the cumulative effect of the accounting change increased 11.9% from $204.0 million in fiscal 2004, or $0.50 per diluted share, to $228.2 million in fiscal 2005, or $0.56 per diluted share.

Liquidity and Capital Resources

Our cash and equivalents balances decreased $422.3 million, or 93.3%, from $452.4 million at the end of fiscal 2005 to $30.1 million at the end of fiscal 2006. As more fully described below, our capital structure changed significantly as a result of the Merger. Prior to the Merger, we financed our operations, new store openings, Common Stock repurchases, dividend payments, redemption of the $200 million 9¼% Senior Notes, and other capital investments with cash from operations and proceeds from stock option exercises.  Subsequent to the Merger, we expect that our primary sources of liquidity will be cash generated by operations and borrowings under the asset-based revolving credit facility. We require cash principally for day-to-day operations and to finance capital investments, inventory for new stores, inventory replenishment for existing stores, to service our debt, and for seasonal working capital needs.

Cash Flow from Operating Activities

Cash flow provided by operating activities in fiscal 2006 was $157.1 million compared to $364.0 million in fiscal 2005. The decrease in cash provided by operating activities was due, in part, to lower net income and increased store-level inventory balances. This was partially offset by an increase in accounts payable balances in fiscal 2006 (whereas in fiscal 2005 our accounts payable balances decreased relative to fiscal 2004). Included in our fiscal 2005 net income is a non-cash charge related to the change in accounting method for valuing inventories of $7.5 million, net of tax. Inventories per Michaels store under the weighted average cost method were $867,000 at February 3, 2007, an increase of 6.2% from the beginning of the fiscal year. The increase resulted from higher levels of in-stock positions and an increase in accrued purchase obligations at year-end.

Cash Flow from Investing Activities

Cash flow from investing activities was primarily the result of the following capital expenditure activities:

	Fiscal Year
	2006 (1)	2005 (2)	2004 (3) (as restated)
	(In thousands)
New and relocated stores and stores not yet opened	$30,528	$40,431	$53,864
Existing stores	49,278	39,665	13,257
Distribution system expansion	24,355	7,104	7,124
Information systems	33,075	23,604	15,398
Corporate and other	5,389	7,542	4,820
	$142,625	$118,346	$94,463

(1)             In fiscal 2006, we incurred capital expenditures related to the opening of 43 Michaels and one Aaron Brothers store and the relocation of seven Michaels stores.

(2)             In fiscal 2005, we incurred capital expenditures related to the opening of 46 Michaels, two Aaron Brothers, three Recollections stores, and one Star Decorators Wholesale store and the relocation of 18 Michaels stores.

(3)             In fiscal 2004, we incurred capital expenditures related to the opening of 45 Michaels, seven Aaron Brothers, and six Recollections stores, and the relocation of 30 Michaels and one Aaron Brothers store.

Our fiscal 2006 capital expenditures increased primarily due to the new Centralia, Washington distribution center and other strategic initiatives, such as a work force management system, an energy management system, and a new merchandise planning system.

We currently estimate that our capital expenditures will range from $130 million to $140 million in fiscal 2007.

During fiscal 2004, we purchased interests in a Massachusetts business trust that invests primarily in auction rate securities with auction reset periods of less than twelve months. The purchase price of these interests was approximately $50.4 million. During fiscal 2005, we liquidated our interest in the business trust for proceeds of $50.6 million.

Cash Flow from Financing Activities

Prior to the Merger, cash used by financing activities related primarily to payments of dividends, repurchases of our Common Stock, and repayment of debt. Proceeds from the exercise of outstanding stock options, and their related tax benefits, have historically served as a source of cash for us; however, as a result of the Merger, we do not expect stock option exercises to serve as a material source of cash for us. Proceeds from the exercise of stock options in fiscal 2006, and their related tax benefits, were primarily due to the exercise of options before the Merger date.  See the “Debt” section below concerning further sources and uses of cash related to financing activities.

Debt

Prior to the Merger, our primary sources of short-term liquidity were cash generated by operations and proceeds from stock option exercises.  To finance the completion of the Merger, we issued 10% Senior Notes due 2014, 11 3/8% Senior Subordinated Notes due 2016, and 13% Subordinated Discount Notes due 2016 (collectively, the “Notes”).  We also executed an asset-based revolving credit facility as well as a senior secured term loan facility (collectively, the “Senior Credit Facilities”). We expect that our primary sources of future liquidity will be cash generated by operations and borrowings under the asset-based revolving credit facility. Borrowings under our asset-based revolving credit facility are influenced by a number of factors as more fully described below, including working capital (inclusive of inventory, credit card receivables, and gift card liabilities) and stand-by letters of credit.

Notes

On October 31, 2006, we issued (i) $750.0 million in principal amount of 10% Senior Notes due November 1, 2014; (ii) $400.0 million in principal amount at maturity of 11 3/8% Senior Subordinated Notes due November 1, 2016; and (iii) $469.4 million in principal amount of 13% Subordinated Discount Notes due November 1, 2016. Interest on the Senior Notes and the Senior Subordinated Notes is payable semi-annually in arrears on each May 1 and November 1, commencing on May 1, 2007.  No cash interest is payable on the Subordinated Discount Notes prior to November 1, 2011. Beginning on

November 1, 2011, cash interest will accrue on the Subordinated Discount Notes and is payable semi-annually in arrears on each May 1 and November 1 (the first cash interest payment is May 1, 2012).  The Senior Notes are guaranteed, jointly and severally, on an unsecured basis, the Senior Subordinated Notes are guaranteed, jointly and severally, on an unsecured senior subordinated basis, and the Subordinated Discount Notes are guaranteed, jointly and severally, on an unsecured subordinated basis, in each case, by each of our subsidiaries.

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

Asset-based revolving credit facility

On October 31, 2006, we executed a senior secured asset-based revolving credit facility with Banc of America Securities LLC and other lenders (“Asset-based revolving credit facility”). The Asset-based revolving credit facility provides senior secured financing of up to $1.0 billion, subject to a borrowing base as described below. As of February 3, 2007, the borrowing base was $722.1 million, of which we borrowed $205.8 million.  Borrowing capacity is available for letters of credit and borrowings on same-day notice (“Swingline Loans”).

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

The Asset-based revolving credit facility provides us with the right to request up to $200.0 million of additional commitments under this facility.  The lenders under this facility are not under any obligation to provide any such additional commitments, and any increase in commitments is subject to customary conditions precedent.  If we were to request any such additional commitments, and the existing lenders or new lenders were to agree to provide such commitments, the facility size could be increased to up to $1.2 billion, but our ability to borrow under this facility would still be limited by the amount of the borrowing base.

Borrowings under the Asset-based revolving credit facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds effective rate plus  1/2 of 1% or (b) a LIBOR rate subject to certain adjustments, in each case plus an applicable margin. The initial applicable margin for borrowings is 0.50% for base rate borrowings and 1.50% for LIBOR borrowings. With respect to any last out tranche borrowings, the initial applicable margin is 1.50% for base rate borrowings and 2.50% for LIBOR borrowings. The applicable margin is subject to adjustment each fiscal quarter based on the excess availability under the Asset-based revolving credit facility.  Swingline Loans bear interest at a rate per annum equal to the base rate plus the applicable margin.

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

Senior secured term loan facility

On October 31, 2006, we executed a $2.4 billion senior secured term loan facility with Deutsche Bank Securities Inc., and other lenders. The full amount was borrowed on October 31, 2006. We are required to make scheduled quarterly payments, each equal to 0.25% of the original principal amount of the term loans, for the first six years and three quarters, with the balance payable on October 31, 2013. During the fourth quarter of fiscal 2006, we prepaid $50.0 million of the Senior secured term loan facility.

Borrowings under the Senior secured term loan facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank and (2) the federal funds effective rate plus  1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. At issuance, the applicable margin was 2.00% with respect to base rate borrowings and 3.00% with respect to LIBOR borrowings, subject to downward adjustment based on the leverage and ratings thresholds set forth in the Senior secured term loan facility. During the fourth quarter of fiscal 2006, we amended the Senior secured term loan facility such that the applicable margin with respect to the LIBOR borrowings was lowered from 3.00% to 2.75%.

During the first quarter of fiscal 2007, we executed an interest rate collar to hedge our variability of cash flows associated with our interest payments on our Senior secured term loan that result from fluctuations in the three-month LIBOR rate. The interest rate collar provides a fixed three-month LIBOR rate with a cap of 6.0% and a floor of 3.21%. For further information, see discussion in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

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

The Senior secured term loan facility requires us to maintain compliance with the consolidated secured debt ratio that is no greater than 4.0 to 1.0, with our first compliance date beginning with the twelve months ended February 2, 2008.  In addition, the Senior secured term loan facility contains a number of negative covenants that are substantially similar (but more restrictive in certain respects) to those governing the Notes as well as certain other customary affirmative and negative covenants and events of default.

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

General

We require cash principally for day-to-day operations and to finance capital investments, inventory for new stores, inventory replenishment for existing stores, to service our debt, and for seasonal working capital needs. In recent years, we have financed our operations, new store openings, Common Stock repurchases, dividend payments, and other capital investments with cash from operations and proceeds from stock option exercises. We expect that our available cash, cash flow generated from operating activities, and funds available under our Asset-based revolving credit facility will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements, and future growth through the end of fiscal 2007.  As of March 30, 2007, our borrowing base under our Asset-based revolving credit facility was $735.0 million and we had $506.3 million of remaining availability under that facility.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

All of our significant contractual obligations are recorded on our Consolidated Balance Sheets or disclosed in our Notes to Consolidated Financial Statements.

It is not our business practice to enter into off-balance sheet arrangements, except for arrangements related to operating lease commitments, service contract commitments, and letters of credit, as disclosed in the table below. In addition, it is not our normal policy to issue guarantees to third parties. We currently have no material commitments for capital leases and do not expect that to change in the immediate future.

As of February 3, 2007, our contractual obligations were as follows:

	Payments Due By Fiscal Year
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Operating lease commitments (1)	$1,731,603	$298,213	$537,865	$391,207	$504,318
Other commitments (2)	89,293	76,501	12,361	323	108
Purchase obligations (3)	56,299	56,299	—	—	—
Long-term debt	4,169,290	229,765	48,000	48,000	3,843,525
Interest payments (4)	2,375,261	294,544	613,805	606,168	860,744
	$8,421,746	$955,322	$1,212,031	$1,045,698	$5,208,695

(1)             Our operating lease commitments generally include non-cancelable leases for property and equipment used in our operations. Excluded from our operating lease commitments are amounts related to insurance, taxes, and common area maintenance associated with property and equipment. Such amounts historically represented approximately $3.82 to $4.38 per selling square foot over the previous three fiscal years at our Michaels stores.

(2)             Other commitments primarily include service contract obligations and certain post-employment obligations. Values within the Other commitments line item were calculated based on the time period remaining in the contract or to the earliest possible date of termination, if permitted to be terminated by Michaels upon notice, whichever is shorter.

(3)             Purchase obligations represent legally binding commitments to purchase merchandise inventories, which are made in the normal course of business to meet operational requirements.

(4)             Interest payments associated with long-term debt. Debt associated with our Senior secured term loan facility was approximately $2.3 billion, which contains a variable interest rate. The interest rate payments in the table for the Senior secured term loan facility were based on the indexed interest rate in effect at February 3, 2007. Approximately $1.4 billion of debt was subject to fixed interest rates.

Additional information regarding our long-term debt and commitments and contingencies is provided in Note 6 and Note 10, respectively, of Notes to Consolidated Financial Statements.

Seasonality

Our business is highly seasonal, with higher sales in the third and fourth fiscal quarters. For the last ten fiscal years, our fourth quarter, which includes the Christmas selling season, has accounted for approximately 35.0% of our sales and approximately 50.6% of our operating income.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that a company recognize in its consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for us, as of the beginning of fiscal 2007, with early adoption permitted.  Any cumulative effect recorded as a result of adopting FIN 48 will be recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans, which requires an entity to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  It also requires an entity to measure the funded status of a plan as of the date of its year-end balance sheet.  As we have no publicly traded securities (due to the Merger), FAS 158 is effective for us at the end of fiscal 2007, with early adoption permitted.  We plan to adopt FAS 158 at the end of fiscal 2007, with no material impact expected on our consolidated income statement, balance sheet, shareholders’ equity, or cash flows statement.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits companies to measure certain financial instruments and other items at fair value (at specified measurement dates) that are not currently required to be measured at fair value. Any unrealized gains or losses applicable to those items measured at fair value shall be reported in earnings. The decision to apply fair value is generally made on an instrument by instrument basis, is irrevocable, and is applied only to an entire instrument. The provisions of FAS 159 will be effective for us as of the beginning of fiscal 2008, with early adoption permitted.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We invest cash balances in excess of operating requirements primarily in money market mutual funds and short-term interest-bearing securities, generally with maturities of 90 days or less. Due to the short-term nature of our investments, the fair value of our cash and equivalents at February 3, 2007 approximated carrying value.

We have market risk exposure arising from changes in interest rates on our Senior Credit Facilities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further detail. The interest rates on our Senior Credit Facilities will reprice periodically, which will impact our earnings and cash flow. The interest rates on our Notes issued in connection with the Merger are fixed.  Based on our overall interest rate exposure to variable rate debt outstanding as of February 3, 2007, a 1% increase or decrease in interest rates would increase or decrease pre-tax earnings by $25.5 million. A 1% increase in interest rates would decrease the fair value of our long-term fixed rate debt by approximately $92.4 million. A 1% decrease in interest rates would increase the fair value of our long-term fixed rate debt by approximately $99.9 million.  A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

During the first quarter of fiscal 2007, we executed an interest rate collar to hedge our variability of cash flows associated with our interest payments on our Senior secured term loan that result from fluctuations in the three-month LIBOR rate. The interest rate collar provides a fixed three-month LIBOR rate with a cap of 6.0% and a floor of 3.21%; for the periods and notional values of the Senior secured term loan facility listed below, our effective three-month LIBOR rate will be no higher than 6.0% and no lower than 3.21%. The fair value of the interest rate collar was $0 at inception. Settlement occurs once per quarter.

Period	Notional Amount
(in millions)
March 2, 2007 - April 29, 2008	$1,755
April 30, 2008 - April 29, 2009	1,070
April 30, 2009 - April 30, 2010	535

ITEM 8.  Consolidated Financial Statements and Supplementary Data.

The Consolidated Financial Statements and Supplementary Data are included as an annex of this Annual Report on Form 10-K. See the Index to Consolidated Financial Statements and Supplementary Data on page F-1.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A.  Controls and Procedures.

Included in this Annual Report on Form 10-K are certifications of our President and Chief Financial Officer and our President and Chief Operating Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934.  This section includes information concerning the controls and controls evaluation referred to in the certifications.  Page F-3 of this Report includes the attestation report of Ernst & Young LLP, our independent registered public accounting firm, regarding its audit of our assessment and effectiveness of internal control over financial reporting.  This section should be read in conjunction with the Ernst & Young attestation for a complete understanding of this section.

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated by the SEC under the Securities Exchange Act of 1934).  An evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Financial Officer and our President and Chief Operating Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report.

The Audit Committee of the Board of Directors, after consultation with management and our independent registered public accounting firm, determined on April 2, 2007, that our application of the retail inventory method, or RIM, of accounting for merchandise inventories in our Michaels stores prior to fiscal year 2005 contained certain deficiencies.  Effective as of the beginning of fiscal year 2005, we changed our method of accounting for merchandise inventories from RIM to the weighted average cost, or WAC, method.  The change from RIM to WAC eliminated the RIM deficiencies in accounting for merchandise inventories.  However, the deficiencies in RIM as applied in years prior to fiscal 2005 constituted a material weakness in our internal control over financial reporting during those years, and the correction of our retail inventory method resulted in the restatement of our consolidated financial statements for years prior to fiscal 2006 included in this Report.

Because we did not conclude until April 2, 2007, that our former application of RIM was incorrect and that we should restate our consolidated financial statements, a material weakness existed as of the end of fiscal year 2006.

Solely as a result of this material weakness, our President and Chief Financial Officer and our President and Chief Operating Officer concluded that as of February 3, 2007 our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  Such controls and procedures are designed to ensure that information we are required to disclose in our reports is accumulated and communicated to our management, including our principal executive officers and principal financial officer, to allow timely disclosure decisions.  We note that the design of any system of controls is intended to provide reasonable, not absolute, assurance of timely recording, processing, summarization and reporting of information and there can be no assurance that any design will succeed in achieving its stated goals under all conditions.  We also note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all future potential conditions.

Change in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the SEC under the Securities Exchange Act of 1934) during our most recently completed fiscal quarter, the fourth quarter of fiscal 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As described above, we changed our internal control over financial reporting in fiscal 2007 by correcting our RIM accounting for years prior to fiscal 2005 and restating our consolidated financial statements for years prior to fiscal 2006.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of February 3, 2007.  Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework.  Management’s assessment included the evaluation of such elements as the design and operating effectiveness of financial reporting controls, process documentation, accounting policies, and the overall control environment.  This assessment is supported by testing and monitoring performed by both our Internal Audit and Internal Control organizations.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected.  Based on our assessment, management has identified the following material weakness in our control over financial reporting as of February 3, 2007, the end of fiscal 2006.  Our application of the retail inventory method of accounting for merchandise inventories in our Michaels stores in years prior to fiscal 2005 contained certain deficiencies that our controls were ineffective in timely detecting and correcting in accordance with U.S. generally accepted accounting principles.  Our calculation of the cost complement did not include appropriate adjustments for shrink, store use, and certain markdowns; instead, we captured shrink, store use, and certain markdowns in ending inventory at retail value.  Excluding appropriate adjustments for shrink, store use, and certain markdowns from our retail inventory method calculation resulted in an overstatement of the cost complement used to determine ending inventory at cost, which resulted in overstating ending inventories at cost, and understating cost of sales.

The correction of our retail inventory method resulted in a restatement of our consolidated financial statements for years prior to 2006.  As previously reported, effective as of the beginning of fiscal 2005, we changed our method of accounting for merchandise inventories from our historical retail inventory method to the weighted average cost method.  As a result of this change in method, in the first quarter of fiscal 2005, we previously reported a cumulative effect of accounting change of $88.5 million, net of an income tax benefit of $54.2 million.  The correction to our retail inventory method of accounting for years prior to fiscal 2005 inherently affects the amount of the cumulative effect of accounting change we reported in fiscal 2005.  The cumulative effect of accounting change in fiscal 2005, after correcting our historical RIM model, is now $7.5 million, net of income taxes of $4.8 million. There is no impact to the consolidated financial statements for fiscal 2006 because we utilized the weighted average cost method for all of fiscal years 2005 and 2006.

The effects of our correction to our retail inventory method on certain line items within the consolidated statements of income for fiscal years 2002 through 2005 are described in detail in “Item 7. Management’s Discussions and Analysis of Financial Condition and Results of Operations” of this Report.  Management believes that the application of our corrected retail inventory method and the resulting restatement, as more fully described in Management’s Discussions and Analysis of Financial Condition and Results of Operations and the Audited Consolidated Financial Statements, including Note 2 thereto, of this Report, as well as the adoption, effective as of the first quarter of fiscal 2005, of the weighted average cost method of valuing our merchandise inventories, constitutes successful remediation of the identified material weakness.

Our management has concluded, based on its knowledge, that the consolidated financial statements included in this Report fairly present, in all material respects, our financial condition, results of operations and cash flows in accordance with U.S. generally accepted accounting principles for the periods presented in this Report.

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

PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

DIRECTORS AND EXECUTIVE OFFICERS

Directors

Our Board of Directors has eight members.  Our current directors serve for a period of three years and until their successors are duly elected and qualified or until the earlier of their resignation, death or removal.

In previous years, our Board utilized director independence standards designed to satisfy the corporate governance requirements of the New York Stock Exchange when determining whether or not members of our Board were independent.  In connection with the Merger, the Sponsors agreed that they would each have proportional representation on our Board.  Consequently, four of our current directors are affiliates of Bain, while the remaining four are affiliates of  Blackstone.  Taking into account the direct affiliation that each member of our Board has with either Bain or Blackstone, no current director of the Company is deemed to be “independent” under our previously adopted independence standards.

Set forth below is information concerning each of our directors, including their ages, present principal occupations, other business experiences during the last five years, membership on committees of the Board and directorships in other companies, including public companies.  Each of the directors listed below has served on our Board since October 31, 2006.

			Committee
Name	Age	Position	Membership
Josh Bekenstein	48	Director	—
Michael S. Chae	38	Director	Compensation Committee
Todd Cook	35	Director	Audit Committee
Matthew Kabaker	30	Director	Audit Committee
Lewis Klessel	39	Director	Audit Committee
Matthew S. Levin	41	Director	Compensation Committee
David McVeigh	39	Director	Audit Committee
James A. Quella	57	Director	—

Mr. Bekenstein is a managing director at Bain Capital Partners.  Prior to joining Bain Capital Partners in 1984, Mr. Bekenstein spent several years at Bain & Company, where he was involved with companies in a variety of industries.  Mr. Bekenstein received an M.B.A. from Harvard Business School and a B.A. from Yale University.  Mr. Bekenstein serves as a director of several corporations, including Bombardier Recreational Products Inc., Dollarama Capital Corporation, Toys “R” Us, Inc., Burlington Coat Factory Warehouse Corporation, Waters Corporation, and Bright Horizons Family Solutions Inc.

Mr. Chae is a senior managing director at The Blackstone Group in the private equity group.  Prior to becoming a senior managing director in January 2005, Mr. Chae was a principal of Blackstone from 2000 to 2004.  Mr. Chae graduated magna cum laude from Harvard College, and received an M.Phil from Cambridge University and a J.D. from Yale Law School.  He serves as a director of Extended Stay America, Inc., Universal Orlando, and VNU N.V. and is a trustee of the Lawrenceville School.

Mr. Cook is a principal of Bain Capital Partners.  Prior to joining Bain Capital Partners in 1996, Mr. Cook was a consultant at Bain & Company.  Mr. Cook received an M.B.A. from Stanford University Graduate School of Business where he was an Arjay Miller Scholar.  He also holds a B.E. in electrical engineering and a B.A. in economics from Dartmouth College.  Mr. Cook serves as a director of Dollarama Capital Corporation and Dunkin Brands Inc.

Mr. Kabaker is a principal at Blackstone in the private equity group, which he joined in 1998.  Mr. Kabaker received a B.A. in Philosophy, Politics & Economics from the University of Pennsylvania.  Mr. Kabaker currently serves as a director of Ariel Reinsurance Insurance Ltd., TRW Automotive Inc., Financial Guaranty Insurance Company and HealthMarkets, Inc.

Mr. Klessel is an executive vice president in the private equity portfolio practice at Bain Capital Partners.  Prior to joining Bain Capital Partners, Mr. Klessel held a variety of operating and strategy leadership positions from 1997 to 2005 at The Home

Depot, Inc., most recently as President of Maintenance Warehouse, a wholly-owned subsidiary that distributed maintenance products to facility management customers in the multi-housing, lodging, health-care and commercial sectors.  Mr. Klessel received an M.B.A. from Harvard Business School where he was a Baker Scholar, and a B.S. from the Wharton School at the University of Pennsylvania.

Mr. Levin is a managing director at Bain Capital Partners.  Prior to joining Bain Capital Partners in 2000, Mr. Levin was a consultant at Bain & Company where he consulted in the consumer products and manufacturing industries.  Mr. Levin received an M.B.A. from Harvard Business School where he was a Baker Scholar.  He received a B.S. from the University of California at Berkeley.  Mr. Levin serves as a board member of several corporations, including Bombardier Recreational Products Inc., Dollarama Capital Corporation, Nutro Products, Inc., Toys “R” Us, Inc. and Unisource Worldwide, Inc.

Mr. McVeigh is an executive director at Blackstone in the private equity group.  Mr. McVeigh recently joined Blackstone from McKinsey & Company, where he spent 12 years and was a partner.  At McKinsey, Mr. McVeigh was one of the leaders of the North American Chemicals practice and the Northeast Energy and Materials practice.  Mr. McVeigh received a B.S. in Chemical Engineering from Lafayette College, an M.S. in Chemical Engineering from Stanford University, and an M.B.A. from Columbia University.

Mr. Quella is a senior managing director and senior operating partner at Blackstone in the private equity group.  Prior to joining Blackstone in 2004, Mr. Quella was a managing director and senior operating partner with DLJ Merchant Banking Partners-CSFB Private Equity from June 2000 to February 2004.  Prior to that, Mr. Quella worked at Mercer Management Consulting and Strategic Planning Associates.  Mr. Quella received a B.A. in International Studies from the University of Chicago/University of Wisconsin-Madison and an M.B.A. from the University of Chicago.  Mr. Quella serves as a director of Allied Waste Industries, Inc., Celanese Corporation, Graham Packaging Company, L.P., and Houghton Mifflin Company.

Executive Officers

Our current executive officers, their ages as of March 30, 2007, and their business experience during at least the past five years are set forth below.

Name	Age	Position
Jeffrey N. Boyer	48	President and Chief Financial Officer
Gregory A. Sandfort	51	President and Chief Operating Officer
Thomas C. DeCaro	52	Executive Vice President—Supply Chain
Harvey S. Kanter	45	Executive Vice President—Chief Merchant
Thomas M. Bazzone	40	Executive Vice President—Specialty Businesses

Mr. Boyer was promoted to President and Chief Financial Officer in March 2006. Prior to his promotion, he served as Executive Vice President—Chief Financial Officer since January 2003. Prior to joining us, Mr. Boyer was Executive Vice President and Chief Financial Officer of Kmart Corporation from May 2001 until November 2001. Prior to joining Kmart, he held various positions with Sears, Roebuck and Co., where he served as Senior Vice President and Chief Financial Officer from October 1999 to May 2001, Corporate Controller from June 1998 to October 1999, and Vice President, Finance—Full Line Stores from June 1996 to June 1998. Prior experience includes Vice President of Business Development at The Pillsbury Company from 1995 to 1996 and over six years with Kraft Foods, a unit of the Altria Group, in various senior financial positions.

Mr. Sandfort was promoted to President and Chief Operating Officer in March 2006. Prior to his promotion, he served as Executive Vice President—General Merchandise Manager since January 2004. From 2002 to 2003, Mr. Sandfort served as Vice Chairman and Co-CEO of Kleinert’s Inc. (d/b/a Buster Brown) where he was directly responsible for all merchandising and operational aspects of Kleinert’s sleepwear, playwear, and retail divisions.  In May 2003, Klienart filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code, which was subsequently converted to a liquidation under Chapter 7. Prior to that, Mr. Sandfort served as Vice President, General Merchandise Manager — Children’s Apparel, Furniture, Toys, and Electronic Games for Sears, Roebuck and Co. for four years and at Federated Department Stores in various mid and senior level management positions in  Merchandising for 13 years.

Mr. DeCaro was promoted to Executive Vice President—Supply Chain in June 2005. Prior to his promotion, Mr. DeCaro had served as Senior Vice President—Inventory Management since joining us in August 2000. From April 1998 until joining us, he was Vice President—Merchandise for The Walt Disney Company. Prior to this, he held the position of Senior Vice

President—Merchandise Planning and Allocation for Kohl’s Department Stores from February 1996 to April 1998. In addition, Mr. DeCaro has held various positions in Merchandise Planning and Allocation and Finance for The Disney Store, The Limited Stores, May Department Stores, and Sanger Harris Department Stores.

Mr. Kanter was promoted to Executive Vice President—Chief Merchant in March 2006. Prior to his promotion, he served as President of Aaron Brothers, a subsidiary of Michaels, since April 2003. From 1995 until joining us, Mr. Kanter held various positions with Eddie Bauer, Inc. From 2002 until 2003, he was Managing Director of the Home and Non-Apparel divisions and from 1995 until 2002, he was Managing Director of the Home division. As a Managing Director, Mr. Kanter was responsible for retail, catalog and Internet merchandising, sourcing, planning, allocation, and design and visual presentation. In March 2003, Spiegel, Inc. and certain of its principal operating subsidiaries, including Eddie Bauer, Inc., filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

Mr. Bazzone was promoted to Executive Vice President—Specialty Businesses in March 2006. Prior to his promotion, he served as President of our Recollections and Star Decorators Wholesale businesses since May 2004. He came to us from Restoration Hardware where he was Executive Vice President, Chief Operating Officer and Director from July 2001 to December 2003. Previously, he was with RedEnvelope, where he held the position of President and Chief Operating Officer from July 1999 to July 2001. Mr. Bazzone also held executive positions with Williams-Sonoma from May 1995 through January 1999.

CORPORATE GOVERNANCE

Our Board is responsible for governing Michaels’ business and affairs.  Highlights of Michaels’ corporate governance practices are described below.

Board Committees

Currently, our Board has two active standing committees, each of which is required by its charter to consist of no fewer than two directors.  The four members of the Audit Committee are Matthew Kabaker (Chairman), Todd Cook, Lewis Klessel and David McVeigh.  The two members of the Compensation Committee are Michael S. Chae and Matthew S. Levin.

Prior to the Merger, our Board had three active standing committees, each of which was required by its charter to consist of no fewer than three directors satisfying the applicable independence criteria of the New York Stock Exchange. The three members of the Governance and Nominating Committee were Richard C. Marcus (Chairman), Richard E. Hanlon and Cece Smith.  The three members of the Compensation Committee were Richard E. Hanlon (Chairman), Richard C. Marcus and Liz Minyard.  The three members of the Audit Committee were Cece Smith (Chairman), Richard C. Marcus and Liz Minyard. On October 31, 2006, each member of these committees resigned such member’s position as a member of the Company’s board as part of the Merger.

Currently, and as a result of the Merger, the Company’s Common Stock is held by a small number of stockholders, including Bain and Blackstone (and other private equity funds) and certain members of our senior management.  In addition, Bain and Blackstone have agreed that they will each have the right to proportional representation on our Board, which has resulted in half of our Board being associated with Bain, with the remaining half being associated with Blackstone.  Prior to the Merger, our standing Governance and Nominating Committee was principally responsible for identifying individuals qualified to become Board members and recommending to the Board director nominees for election by the Company’s stockholders at annual stockholders meetings.  As the Company is now privately held and the members of our Board are selected by our Sponsors, the Board has deemed it appropriate for the Company not to have a standing Governance and Nominating Committee at this time.  For the same reasons as stated above, the Board has also rescinded previously adopted policies and procedures by which Michaels’ stockholders were permitted to submit director candidates to the Governance and Nominating Committee for its consideration.

Compensation Committee

Please see “Item 11. Executive Compensation — Compensation Discussion and Analysis” for a description of the roles and responsibilities of our Compensation Committee.

Audit Committee

Following the Merger, our Board of Directors has a separately designated audit committee, and our Board has determined that each member of the Audit Committee is financially literate and has sufficient business and financial expertise to effectively perform their duties as members of the Audit Committee. As the Company is now privately held and controlled by our Sponsors, our Board has determined that it is not necessary to designate one or more of our Audit Committee members as an “audit committee financial expert” at this time.  None of our Audit Committee members is an independent director due to their affiliations with the Sponsors. The members of the Audit Committee are as follows:

Audit Committee
Matthew Kabaker (Chairman)
Todd Cook
Lewis Klessel
David McVeigh

Under its charter, the Audit Committee is generally responsible for overseeing Michaels’ financial reporting process and assists the Board in fulfilling the Board’s oversight responsibilities with respect to: (i) the integrity of Michaels’ financial statements; (ii) Michaels’ compliance with legal and regulatory requirements; (iii) the qualifications and independence of Michaels’ independent registered public accounting firm; and (iv) the performance of the independent registered public accounting firm and of Michaels’ internal audit function.

Code of Business Conducts and Ethics

We adopted a Code of Business Conduct and Ethics that applies to, among others, our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Business Conduct and Ethics is available on our Internet website at www.michaels.com under “Corporate Information.” We will post any amendments to our Code of Business Conduct and Ethics, or waivers of the Code for our executive officers, on our Internet website at www.michaels.com under “Corporate Information.”

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC.  Such persons are required by regulation of the SEC to furnish us with copies of all Section 16(a) forms they file.  Based solely on our review of the copies of such forms or written representations from certain reporting persons received by us with respect to fiscal 2006, we believe that our officers and directors and persons who own more than 10% of a registered class of our equity securities have complied with all applicable filing requirements, except that Mr. Sandfort filed a late Statement of Changes in Beneficial Ownership of Securities on Form 4 on August 30, 2006 reporting the sale of shares of Common Stock held by Mr. Sandfort in his 401(k) Plan account.

ITEM 11.  Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

On March 20, 2006, we announced that we were seeking strategic alternatives to enhance shareholder value, including a possible sale of the Company.  On June 30, 2006, we entered into a merger agreement with affiliates of Bain Capital Partners LLC and The Blackstone Group, and on October 31, 2006, the transaction was completed and our shares of Common Stock ceased to be listed on the New York Stock Exchange.  Upon completion of the Merger, our incumbent Board members, including the members of the Compensation Committee, resigned, and new members of the Board were elected.  Accordingly, this Compensation Discussion and Analysis relating to our executive officers named in the Summary Compensation Table appearing in this Annual Report on Form 10-K is presented in two sections, the first relating to the pre-Merger period prior to October 31, 2006, and the second relating to the post-Merger period commencing on October 31, 2006.

PRE-MERGER COMPENSATION DISCUSSION AND ANALYSIS

Prior to the Merger, our Compensation Committee was comprised of Richard E. Hanlon (Chairman), Richard C. Marcus and Liz Minyard, all independent directors.  The following discussion and analysis relates to our compensation for fiscal 2006 prior to the Merger.

Pre-Merger Compensation Program

Prior to the Merger, the objectives of our executive officer compensation program were to:

•                  attract and retain highly qualified individuals who make contributions that result in Michaels meeting its financial goals;

•                  motivate employees to high levels of performance;

•                  differentiate individual pay based on performance;

•                  ensure external competitiveness and internal equity of total compensation; and

•                  align Company, employee and stockholder interests.

The Compensation Committee believed in a total compensation approach, with an emphasis on variable components of pay including annual cash incentive bonuses and equity-based awards.  The Compensation Committee believed executive officers performing at a high level should be well compensated through cash salary and bonus compensation sufficient to retain those executives and incentivize annual performance and through equity-based awards that align the interests of the executives with the interests of the stockholders and stimulate focus on both near-term and long-term stockholder value enhancement.  Total compensation consisted of three major components: base salary, annual cash incentive bonuses and annual equity-based incentive awards.  However, the compensation program was meant to be flexible, and accordingly the Compensation Committee did not fix percentages of total compensation that should be in the form of cash, equity or other compensation.

Pre-Merger Compensation Strategy

Prior to the Merger, the Compensation Committee was responsible for determining the compensation level of our co-Presidents.  On the recommendation of Michaels’ senior management, the Compensation Committee also reviewed, determined and approved the compensation level of all other executive officers of Michaels.  In determining compensation levels for Michaels’ executive officers, the Compensation Committee considered the scope of an individual’s responsibilities, external competitiveness of total compensation, an individual’s performance and prior experience, the performance of the Company and the attainment of planned financial and strategic initiatives.  These factors were evaluated by the Compensation Committee with no particular weight given to any one factor.  The Compensation Committee also considered the prevailing compensation levels in relevant markets for executive-level employees when considering the compensation levels of our executive officers; however, this compensation data was only used as a guide by the committee in making its compensation determinations.  In connection with making its 2006 compensation determinations, a customized study analyzing the total compensation elements for a specific retail peer group was prepared for and reviewed by the Compensation Committee.  This peer group consisted of Autozone, Inc., Bed Bath & Beyond Inc., Blockbuster Inc., Borders Group, Inc., Brinker International, Inc., Dollar General Corporation, Jo-Ann Stores, Inc., Kohl’s Corporation, Nordstrom, Inc., Payless Shoesource, Inc., Petco Animal Supplies, Inc., Petsmart, Inc., Pier 1 Imports, Inc., Radioshack Corporation, Ross Stores, Inc., Staples, Inc., Williams-Sonoma, Inc., and Zale Corporation.  The Compensation Committee also consulted executive compensation experts in the course of evaluating the compensation levels for our executive officers.  The executive compensation experts were retained by and responsible to the Compensation Committee.

Pre-Merger Compensation Elements

Base Salaries

Prior to the Merger, base salaries for our executive officers were established based on the scope of their responsibilities, individual performance and prior experience, Michaels’ operating and financial performance and the attainment of planned financial and strategic initiatives, taking into account competitive market compensation paid by similar companies for similar positions.  The Compensation Committee set base salaries at a level designed to attract and retain highly qualified individuals who make contributions that result in Michaels meeting its operating and financial goals.  Base salaries were reviewed and adjusted annually as deemed appropriate by the Compensation Committee.  The Compensation Committee had discretion to adjust base salary during the fiscal year and exercised that discretion in fiscal 2006, as described below.

On March 14, 2006, the Compensation Committee approved fiscal 2006 annual base salary rates for our executive officers.  The following table sets forth the annual base salary rates for our named executive officers for fiscal 2005 and fiscal 2006 (effective March 24, 2006).

Name	2005 Base Salary	2006 Base Salary
Charles J. Wyly, Jr.	$450,000	$450,000
Sam Wyly	225,000	225,000
R. Michael Rouleau	808,100	840,000
Jeffrey N. Boyer	375,000	390,000
Gregory A. Sandfort	300,000	310,000
Thomas M. Bazzone	285,000	295,000
Thomas C. DeCaro	275,000	284,000
Harvey S. Kanter	290,750	300,000

In connection with the March 15, 2006 retirement of R. Michael Rouleau, our former President and Chief Executive Officer, the Board of Directors of Michaels elected Jeffrey N. Boyer and Gregory A. Sandfort co-Presidents of Michaels.  Mr. Boyer continued to serve as Chief Financial Officer, and Mr. Sandfort was elected to the position of Chief Operating Officer.  In recognition of their increased responsibilities as co-Presidents, effective March 24, 2006, the Compensation Committee increased the base salaries for each of Mr. Boyer and Mr. Sandfort.  Two other named executive officers, Thomas M. Bazzone and Harvey S. Kanter, were also promoted, and the Compensation Committee also approved increases in their annual base salary rate effective March 24, 2006.  The increases were as follows:

Name	Increase	New 2006 Base Salary
Jeffrey N. Boyer	$110,000	$500,000
Gregory A. Sandfort	190,000	500,000
Thomas M. Bazzone	55,000	350,000
Harvey S. Kanter	50,000	350,000

Annual Bonuses

In March 2006, the Compensation Committee approved fiscal year 2006 annual bonus plans for the named executive officers (other than Messrs. Charles Wyly, Jr. and Sam Wyly, who did not participate in our bonus plans) to provide financial incentives to those members of management who were in positions to make important contributions to Michaels’ success.  The bonus plan tied the target level bonuses to the attainment of certain financial, operational and strategic objectives, which are assigned various weights based on each individual’s position.  The objectives for 2006 were generally based on income before taxes, income as a percentage of sales, comparable store sales increases and inventory efficiencies, although not all objectives were used for each individual.  Each participating executive officer was entitled to a bonus equal to a certain percentage of that executive officer’s salary based upon the attainment of the specified objectives.  The target levels for the bonuses were set at levels that the Compensation Committee believed to be reasonably achievable in view of Michaels’ historical annual performance.

The Compensation Committee had discretion to adjust bonuses and exercised that discretion for fiscal 2005 bonuses and, as described below, for fiscal 2006 bonuses.  In March 2006, the bonus plans for Messrs. Boyer, Sandfort, Bazzone and Kanter were revised by the Compensation Committee in view of their promotions and increased responsibilities described above.  The revised bonus plans were consistent with the 2006 bonus plan objectives, measurement categories and target levels described above.  On April 26, 2006, to encourage the named executive officers to remain with Michaels during the strategic alternative process that led to the completion of the Merger on October 31, 2006, the Board of Directors approved certain enhancements to the Fiscal Year 2006 Bonus Plans.  Pursuant to theses enhancements, each of the named executive officers (other than Messrs. Charles Wyly, Jr. and Sam Wyly) was guaranteed a 2006 cash bonus at the threshold level of one payment tier below the executive’s target annual bonus under the Fiscal Year 2006 Bonus Plan for that executive.  Each of these named executive officers was also eligible to receive an additional bonus payment of up to 75% of his target annual bonus, based on the executive’s individual performance rating in fiscal 2006.  The amount of the additional bonus was to be determined at the level of 75% for an “exceeds expectations” rating, 50% for a “high meets expectations” rating, and 25% for a “low meets expectations” rating.  Each of the named executive officers received an additional bonus at the 50% level.

Based on our performance and the performance of the individual named executive officers, under the Fiscal Year 2006 Bonus Plans, the named executive officers received the fiscal 2006 bonuses set forth under the heading “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table appearing in this Annual Report on Form 10-K. In April 2007, an inconsistency in the design of Mr. Bazzone’s Fiscal Year 2006 Bonus Plan was brought to the attention of our Board of Directors. To address this inconsistency, our Board approved an additional bonus payment to Mr. Bazzone in the amount of $35,292 for his performance in fiscal 2006. See the “Bonus” column in the Summary Compensation Table.

Equity-Based Compensation

In June 2005, Michaels’ stockholders approved the Michaels Stores, Inc. 2005 Incentive Compensation Plan.  Prior to this plan’s adoption, Michaels maintained stock option plans for its directors, officers and key employees.  The 2005 Incentive Compensation Plan permitted the grant of various types of incentive compensation, including options, appreciation rights, restricted stock, restricted stock units, performance shares and performance units, thereby providing Michaels with greater flexibility to create incentives for and compensate its directors, executive officers and key employees.  After adoption and approval of the 2005 Incentive Compensation Plan, Michaels ceased granting stock options under any prior existing plan.  Accordingly, all incentive awards to directors, executive officers and key employees from June 2005 until the consummation of the Merger on October 31, 2006 were made under the 2005 Incentive Compensation Plan.

The Compensation Committee believed that the grant of equity-based awards aligned executive and stockholder near-term and long-term interests by creating a strong and direct link between executive compensation and stockholder return.

In compensating executive officers prior to the Merger through equity-based awards, the Compensation Committee, pursuant to certain established guidelines, made discretionary awards based upon the level of responsibility and performance of the individual receiving the award and, beginning in 2006, upon the dollar value the awards were expected to deliver over a three-year period.  The Compensation Committee reviewed and approved the guidelines used for such discretionary awards.  Annual awards pursuant to the then-effective guidelines were made in August 2005, consistent with the timing of annual awards in the prior two years.  In connection with their promotions, in April 2006, Messrs. Boyer and Sandfort were each awarded options to purchase 25,180 shares of our Common Stock under our 2005 Incentive Compensation Plan.  Annual awards were not made in 2006 because at the time these awards were typically made (August), the merger agreement was in effect and prohibited us from granting such awards.

Other Benefits and Perquisites

Prior to the Merger, our named executive officers also received certain other benefits and perquisites.  These benefits included annual matching contributions to executive officers’ deferred compensation and 401(k) accounts, the payment of life insurance premiums, Company-paid medical benefits and, in some cases, reimbursement for income taxes on taxable benefits.  The perquisites for our most senior executives also included the personal use of Company-owned automobiles and payment of or reimbursement for club membership dues.  The Compensation Committee believed that these benefits and perquisites formed a part of the total compensation package designed to attract and retain highly qualified individuals.

Change in Control Severance Arrangements

In order to encourage the named executive officers to remain with the Company during the strategic alternative process, on April 26, 2006, the Board of Directors authorized Michaels to enter into a change in control severance agreement with Messrs. Boyer, Sandfort, Bazzone, DeCaro and Kanter and adopted a change in control bonus plan in which each of those individuals participates.  For a description of these arrangements, see “Executive and Director Compensation — Potential Payments Upon  Change in Control — Rights and Potential Payments Upon Termination or Change in Control.”

Prior to the time of our announcement that we were investigating strategic alternatives, Mr. Rouleau informed the Board that he was considering retirement.  In order to ensure a smooth leadership transition, the Board determined that an amendment to Mr. Rouleau’s employment agreement was appropriate.  The terms of Mr. Rouleau’s amended employment agreement are discussed below under “Executive and Director Compensation — Potential Payments Upon Change in Control — Rights and Potential Payments Upon Termination or Change in Control.”

IRS Limits on Deductibility

Since the Merger, the equity securities of Michaels are no longer publicly held; accordingly, Section 162(m) of the Internal Revenue Code no longer applies to Michaels.

POST-MERGER COMPENSATION DISCUSSION AND ANALYSIS

Following the Merger, our Board of Directors appointed a new Compensation Committee, comprised of Michael S. Chae and Matthew S. Levin, each of whom is affiliated with our current stockholders and, therefore, is not deemed an independent director.  The following discussion and analysis relates to our compensation for fiscal 2006 following the Merger.

Post-Merger Compensation Program

Generally, our post-Merger compensation program has continued the overall approach of our pre-Merger compensation program, modified as appropriate to reflect that we are now a privately-owned company.  The principal present objectives of our post-Merger executive officer compensation program are:

•                  attracting and retaining highly qualified individuals who make contributions that result in Michaels meeting its financial goals;

•                  motivating employees to exceptional levels of operating and financial performance; and

•                  aligning employee interests with the long-term goals of our new stockholders.

Currently, the total compensation for our executive officers consists of three components:  base salary, annual cash incentive bonuses and long-term incentive awards.  The Compensation Committee and the Board have adjusted the cash incentive compensation program for our executive officers to provide higher cash incentive compensation for exceptional corporate and financial performance.  While the Compensation Committee takes into account tax and accounting considerations in structuring the components of our compensation program, these considerations are secondary to the primary objectives of the compensation program described above.

Post-Merger Compensation Strategy

The Compensation Committee approves and recommends to the Board the compensation for all executive officers.  The Board is ultimately responsible for determining the compensation of our named executive officers, although under our certificate of incorporation equity-based awards must also be approved by a majority of our stockholders.  Both the Compensation Committee and the Board are advised with respect to decisions regarding the executive officers, other than the co-Presidents, by Michaels’ senior management.  In determining compensation levels for Michaels’ executive officers, the Compensation Committee considers the scope of an individual’s responsibilities, an individual’s performance and prior experience, the performance of the Company and the attainment of planned financial and strategic initiatives.  These factors are evaluated by the Compensation Committee and the Board with no particular weight given to any one factor.  The Compensation Committee considers overall past compensation and incentives in determining the compensation of executive officers and assuring that the executives have appropriate incentives to achieve high levels of corporate performance.  Although the Compensation Committee has retained third-party compensation consultants to advise it with respect to the Company’s overall compensation program for all employees, compensation for senior executives is generally recommended to the Board by the Compensation Committee based on the experience of the members of the Compensation Committee.

Post-Merger Compensation Elements

Base Salaries

In furtherance of the compensation program objectives described above, the Board, upon the Compensation Committee’s recommendation, chose to increase the base salaries of the executive officers listed in the table below.  Accordingly, the Board and, in accordance with our certificate of incorporation then in effect, the holders of the issued and outstanding Common Stock of the Company approved increases to annual base salaries as of December 31, 2006 for the named executive officers listed below.

Name	Increase	New Base Salary
Jeffrey N. Boyer	$125,000	$625,000
Gregory A. Sandfort	125,000	625,000
Thomas C. DeCaro	41,000	325,000

Annual Bonuses

In March 2007, the Compensation Committee recommended and the Board approved fiscal year 2007 annual bonus plans for the named executive officers to provide financial incentives to those members of management who are in positions to make important contributions to Michaels’ success.  The bonus plan ties 25% of the available bonus to the individual’s job performance and 75% of the available bonus to Michaels’ attainment of certain financial, operational and strategic objectives, which are assigned various weights based on each individual’s position.  The financial objectives for all named executive officers include, and for our co-Presidents consist primarily of, consolidated earnings before interest, taxes, depreciation and amortization, as adjusted for inventory levels.  In addition, for Mr. Bazzone, our Executive Vice President — Specialty Businesses, the objectives include business unit earnings before interest, taxes, depreciation and amortization and specialty business comparable store sales; for Mr. DeCaro, our Executive Vice President — Supply Chain, the objectives include buyer contributions to earnings, as adjusted for inventory efficiencies, and supply chain network expense ratio; and for Mr. Kanter, our Executive Vice-President — Chief Merchant, the objectives include buyer contribution to earnings, as adjusted for inventory efficiencies, and merchandising comparable sales.  Each participating named executive officer is entitled to a bonus equal to a certain percentage of that executive officer’s salary based upon the attainment of the specified objectives  For our co-Presidents, these percentages range from 21% to 140% (with a target of 70%) of base salary, and for the other participating named executive officers, these percentages range from 15% to 100% (with a target of 50%) of base salary.  In furtherance of the compensation program objectives described above, the target bonuses and maximum bonus opportunities for participating executive officers generally represent greater percentages of salary for exceptional financial and operational performance than in the past.  The target levels of performance for the bonus goals have been set at levels that the Compensation Committee and the Board believe to be reasonably achievable in view of Michaels’ historical annual performance.

Equity-Based Compensation

On February 15, 2007, our Board and stockholders approved the Michaels Stores, Inc. 2006 Equity Incentive Plan, as well as certain specific grants under the plan to key employees.  In addition, the stockholders granted the Board authority to make grants to other eligible participants in the future.  The plan has been established to advance the interests of Michaels and its affiliates by providing for the grant to eligible participants (key employees and directors of, and consultants and advisors to, Michaels or its affiliates) of equity-based awards.  Awards under the plan are intended to align the long-term incentives of our executives and stockholders.

The named executive officers listed below received stock option grants on February 16, 2007.  Each option is divided into six tranches with different exercise prices.  The lowest exercise price is $15.00 per share, which was determined by the Board to be the fair market value per share of our Common Stock on the date of grant.  Each tranche vests 20% on each of the first through fifth anniversaries of the grant date; all unvested options vest immediately upon a change of control, as defined in the Amended and Restated Stockholders Agreement dated February 16, 2007 among Michaels and its stockholders.  The amounts of awards were based on each named executive officer’s position at Michaels.

	Number of Shares of Common Stock Underlying Stock Option
Name	Total Shares	Tranche 1 (Exercise Price $15.00 Per Share)	Tranche 2 (Exercise Price $22.50 Per Share)	Tranche 3 (Exercise Price $30.00 Per Share)	Tranche 4 (Exercise Price $37.50 Per Share)	Tranche 5 (Exercise Price $45.00 Per Share)	Tranche 6 (Exercise Price $52.50 Per Share)
Jeffrey N. Boyer	1,532,904	510,968	510,968	127,742	127,742	127,742	127,742
Gregory A. Sandfort	1,532,904	510,968	510,968	127,742	127,742	127,742	127,742
Thomas M. Bazzone	454,192	151,398	151,398	37,849	37,849	37,849	37,849
Thomas C. DeCaro	454,192	151,398	151,398	37,849	37,849	37,849	37,849
Harvey S. Kanter	454,192	151,398	151,398	37,849	37,849	37,849	37,849

Other Benefits and Perquisites

Our named executive officers also receive certain other benefits and perquisites.  These benefits include annual matching contributions to executive officers’ 401(k) accounts, the payment of life insurance premiums, Company-paid medical benefits and, in some cases, reimbursement for income taxes on taxable benefits.  The perquisites for each of our co-Presidents also includes the personal use of Company-leased automobiles.  The Compensation Committee and the Board believe retaining a number of the perquisites the named executive officers received prior to the Merger is an important element in retaining those individuals.

Change in Control Severance Arrangements

Each of Messrs. Boyer, Sandfort, Bazzone, DeCaro and Kanter has a change in control severance agreement and participates in the change in control bonus plan.  For a description of these arrangements, see “Executive and Director Compensation — Potential Payments Upon Termination or Change in Control — Rights and Potential Payments Upon a Change in Control” section below.  Mr. Rouleau also has an employment agreement with Michaels that was amended at the time of his resignation.  The terms of Mr. Rouleau’s amended employment agreement are discussed under “Executive and Director Compensation — Potential Payments Upon Termination or Change in Control — Rights and Potential Payments Upon Termination or Change in Control” section below.  All of the foregoing agreements and the change in control bonus plan were entered into prior to the Merger.

IRS Limits on Deductibility

Since the Merger, the equity securities of Michaels are no longer publicly held; accordingly, Section 162(m) of the Internal Revenue Code no longer applies to Michaels.

compensation committee report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

Michael S. Chae
Matthew S. Levin

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table summarizes the compensation for fiscal 2006 paid to or earned by our co-principal executive officer and principal financial officer, our other co-principal executive officer, our three other most highly compensated executive officers, and three former executive officers (collectively, the “Named Executives”).

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)		All Other Compensation ($) (3)	Total ($)
Jeffrey N. Boyer, President and Chief Financial Officer (4)	2006	499,039	—		329,288	480,208		709,889	2,018,424

Gregory A. Sandfort, President and Chief Operating Officer (5)	2006	384,615	—		393,400	472,083		1,054,549	2,304,647

Thomas M. Bazzone, Executive Vice President — Specialty Businesses (6)	2006	339,346	35,292	(7)	422,578	157,198		952,210	1,906,624

Thomas C. DeCaro, Executive Vice President — Supply Chain	2006	275,731	—		256,295	151,250		452,220	1,135,496

Harvey S. Kanter, Executive Vice President — Chief Merchant (8)	2006	330,529	—		317,108	188,573		534,492	1,370,702

R. Michael Rouleau, President and Chief Executive Officer (9)	2006	124,323	—		—	84,177	(10)	2,977,255	3,185,755

Charles J. Wyly, Jr., Chairman of the Board of Directors (11)	2006	337,500	—		—	—		5,006,477	5,343,977

Sam Wyly, Vice Chairman of the Board of Directors (12)	2006	168,750	—		—	—		4,057,629	4,226,379

(1)             The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123(R) for fiscal 2006 for awards granted in and prior to 2006.  For a discussion of valuation assumptions, see Note 8 of Notes to Consolidated Financial Statements.

(2)             The amounts in this column reflect the cash awards to the Named Executives under the Fiscal Year 2006 Bonus Plan and the one-time bonus enhancement, which are discussed in further detail in the section “Pre-Merger Compensation Discussion and Analysis — Pre-Merger Compensation Elements — Annual Bonuses.”

(3)             The table below reflects the components of this column.

Name	Sports Tickets ($)	Medical Benefits ($)	Insurance Premiums ($)	Company Contributions to 401(k) and Deferred Compensation Plans ($)	Retirement/ Severance Payments/ Accruals ($)		Change in Control Payments ($) (a)		Tax Gross-ups ($)	Other ($) (b)
Jeffrey N. Boyer	16,113	10,758	1,602	15,588	0		655,491		9,928	409
Gregory A. Sandfort	11,307	28,368	1,728	4,360	0		997,165		7,172	4,449	(c)
Thomas M. Bazzone	2,827	26,583	1,264	11,553	0		907,276		2,298	409
Thomas C. DeCaro	11,873	30,828	1,555	7,732	0		390,958		8,865	409
Harvey S. Kanter	5,088	28,468	1,322	12,520	0		483,008		3,677	409
R. Michael Rouleau	0	22,117	40,006	5,010	2,021,381	(d)	805,337		53,626	29,778	(e)
Charles J. Wyly, Jr.	0	0	0	0	0		4,932,008	(f)	0	74,469	(g)
Sam Wyly	0	0	0	0	0		3,966,016	(h)	0	91,613	(i)

(a)            The amounts in this column reflect the dollar amounts received by the Named Executives pursuant to the cancellations of unvested stock options in connection with the Merger.  See the Option Exercises and Stock Vested for Fiscal 2006 table and the notes to that table.

(b)           The amounts in this column reflect for each of Messrs. Boyer, Sandfort, Bazzone, DeCaro and Kanter the cost attributable to a Christmas gift.

(c)            In addition to the item noted in footnote (b) above, the amount shown also includes $4,040 for the personal use of Company-owned airline travel passes.

(d)           In connection with Mr. Rouleau’s retirement, (A) he received base salary payments totaling $741,850 in fiscal 2006; (B) he will receive bi-weekly payments at an annual rate of $840,000 through January 31, 2008; (C) the Company transferred a Company-owned automobile to Mr. Rouleau, valued at $42,820; (D) his life insurance and disability insurance benefits, the annual premiums of which are valued at $40,006, will continue in effect through January 31, 2008, including his Company-owned and paid whole life insurance policies which will be transferred to Mr. Rouleau on January 31, 2008; and (E) he and his spouse are entitled to medical, dental and vision benefits, at an aggregate cost to the Company of $356,705, on the retirement terms set forth in Mr. Rouleau’s amended and restated employment agreement, dated as of July 7, 2004, as further amended on March 15, 2006.

(e)            The amount shown includes $6,324 for the personal use of a Company-owned automobile, $1,008 for the personal use of Company-owned airline travel passes, $2,446 for club membership dues paid by the Company on behalf of Mr. Rouleau, and $20,000 for a retirement gift to Mr. Rouleau.

(f)              In addition to the stock option payout noted in footnote (a) above, the amount shown also includes $3,000,000 received by Mr. Charles J. Wyly, Jr. pursuant to a Separation Agreement entered into with Michaels on October 31, 2006.

(g)           The amount shown includes $19,984 for the personal use of a Company-owned automobile and $54,485 for the transfer of an older Company-owned automobile.

(h)           In addition to the stock option payout noted in footnote (a) above, the amount shown also includes $3,000,000 received by Mr. Sam Wyly pursuant to a Separation Agreement entered into with Michaels on October 31, 2006.

(i)               The amount shown includes $17,737 for the personal use of a Company-owned automobile, $43,789 for the transfer of an older Company-owned automobile, and $30,087 for the transfer of a Company-owned airline travel pass.

(4)             Mr. Boyer became our President and Chief Financial Officer on March 15, 2006.  Mr. Boyer was previously our Executive Vice President — Chief Financial Officer.

(5)             Mr. Sandfort became our President and Chief Operating Officer on March 15, 2006.  Mr. Sandfort was previously our Executive Vice President — General Merchandise Manager.

(6)             Mr. Bazzone became an Executive Vice President on March 15, 2006. Mr. Bazzone was previously President of Recollections and Star Wholesale.

(7)             The Board approved an additional bonus to Mr. Bazzone under his Fiscal Year 2006 Bonus Plan to address an inconsistency in Mr. Bazzone’s bonus plan design.

(8)             Mr. Kanter became an Executive Vice President on March 15, 2006. Mr. Kanter was previously President of Aaron Brothers, Inc.

(9)             Mr. Rouleau retired from the offices of President and Chief Executive Officer on March 15, 2006, but currently serves as special advisor to our Board of Directors to provide advice and counsel to our Board.

(10)       The amount in this column reflects a bonus payment to Mr. Rouleau prorated to March 31, 2006.

(11)       Mr. Charles J. Wyly, Jr. resigned as Chairman of the Board of Directors on October 31, 2006.

(12)       Mr. Sam Wyly resigned as Vice Chairman of the Board of Directors on October 31, 2006.

Grants of Plan-Based Awards for Fiscal 2006

		Estimated Potential Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option		Grant Date Fair Value of Stock and Options
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Options (#)	Awards ($/Sh)		Awards ($) (2)
Jeffrey N. Boyer	04/07/2006 N/A	— 120,052	— 431,250	— 601,042	25,180 —	37.15 —	(3)	188,787 —
Gregory A. Sandfort	04/07/2006 N/A	— 120,833	— 427,500	— 595,417	25,180 —	37.15 —	(4)	188,787 —
Thomas M. Bazzone	N/A	84,958	206,750	307,750	—	—		—
Thomas C. DeCaro	N/A	68,750	165,000	247,500	—	—		—
Harvey S. Kanter	N/A	86,266	207,038	310,556	—	—		—
R. Michael Rouleau	N/A	13,468	67,342	101,013	—	—		—
Charles J. Wyly, Jr.	—	—	—	—	—	—		—
Sam Wyly	—	—	—	—	—	—		—

(1)             The threshold, target and maximum amounts in these columns have been provided in accordance with Item 402(d) of Regulation S-K and show the range of payouts targeted for fiscal 2006 performance under the Fiscal Year 2006 Bonus Plan as discussed in further detail in “Pre-Merger Compensation Discussion and Analysis — Pre-Merger Compensation Elements — Annual Bonuses.” A portion of this range includes a one-time bonus enhancement, which includes an individual performance rating component as discussed in further detail in “Pre-Merger Compensation Discussion and Analysis — Pre-Merger Compensation Elements — Annual Bonuses”.  However, there are no future payouts as the 2007 bonus payments for fiscal 2006 performance have already been made, as reflected in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

(2)             The amounts in this column have been calculated using the Black-Scholes-Merton option valuation model, based on the following assumptions:  expected life of option of three years; a risk-free interest rate of 4.89%; a volatility rate of 22.58%; and a dividend yield of 1.00%.

(3)             Upon his becoming our President and Chief Financial Officer, Mr. Boyer received options to purchase 25,180 shares of Common Stock with a grant price equal to $37.15 per share, which was equal to the fair market value per share of our Common Stock on the grant date calculated in accordance with the provisions of our 2005 Incentive Compensation Plan.  Upon consummation of the Merger, these unvested options were canceled under our 2005 Incentive Compensation Plan, and Mr. Boyer received a cash payment with respect to such canceled options.  The cash payment is reflected in the Summary Compensation Table in the column entitled “All Other Compensation.”

(4)             Upon his becoming our President and Chief Operating Officer, Mr. Sandfort received options to purchase 25,180 shares of Common Stock with a grant price equal to $37.15 per share, which was equal to the fair market value per share of our Common Stock on the grant date calculated in accordance with the provisions of our 2005 Incentive Compensation Plan.  Upon consummation of the Merger, these unvested options were canceled under our 2005 Incentive Compensation Plan, and Mr. Sandfort received a cash payment with respect to such canceled options.  The cash payment is reflected in the Summary Compensation Table in the column entitled “All Other Compensation.”

Outstanding Equity Awards at Fiscal Year-End

Pursuant to the merger agreement, all outstanding options to purchase shares of Common Stock granted under our equity-based compensation plans were, on October 31, 2006, canceled and converted into the right to receive an applicable portion of the overall Merger consideration.  Consequently, there were no outstanding options under any previously established equity-based compensation plan at the end of fiscal 2006, and Michaels does not intend to make any future issuances of Common Stock under such plans.

Option Exercises and Stock Vested for Fiscal 2006

The following table provides information concerning exercises of stock options during fiscal 2006, as well as information concerning cancellations of outstanding stock options in connection with the Merger, for which the Named Executives received an applicable portion of the overall Merger consideration.

	Option Awards
Name	Number of Shares Acquired on Exercise (#) (1)	Value Realized on Exercise ($) (2)
Jeffrey N. Boyer	248,096	5,323,611	(3)
Gregory A. Sandfort	152,264	2,040,580	(4)
Thomas M. Bazzone	168,750	2,457,500	(5)
Thomas C. DeCaro	148,750	2,773,925	(6)
Harvey S. Kanter	158,195	2,750,873	(7)
R. Michael Rouleau	1,125,000	21,871,118	(8)
Charles J. Wyly, Jr.	1,380,000	32,752,620	(9)
Sam Wyly	792,500	18,656,125	(10)

(1)             The number of shares acquired on exercise include the number of shares covered by vested and unvested options canceled in connection with the Merger, effectively treating that cancellation of options as equivalent to exercise of the options.

(2)             With respect to the dollar amounts realized pursuant to the cancellations of vested and unvested stock options in connection with the Merger, the amounts shown reflect the dollar amount realized by multiplying the number of shares times the difference between the per share Merger consideration ($44.00) and the exercise price per share of the options.

(3)             The amounts shown include payments of $4,668,120 and $655,491 relating to the cancellation of 177,082 vested options and 71,014 unvested options, respectively, in connection with the Merger.

(4)             The amounts shown include payments of $1,043,415 and $997,165 relating to the cancellation of 64,583 vested options and 87,681 unvested options, respectively, in connection with the Merger.

(5)             The amounts shown include payments of $1,550,224 and $907,276 relating to the cancellation of 97,915 vested options and 70,835 unvested options, respectively, in connection with the Merger.

(6)             The amounts shown include payments of $2,382,967 and $390,958 relating to the cancellation of 107,916 vested options and 40,834 unvested options, respectively, in connection with the Merger.

(7)             The amount shown includes payments of $1,723,831 and $483,008 relating to the cancellation of 85,695 vested options and 45,834 unvested options, respectively, in connection with the Merger.  It also includes a value of $544,034 relating to the exercise of 26,666 options prior to the Merger, calculated by multiplying the number of shares times the difference between the market price of the underlying securities at exercise and the exercise price of the options.

(8)             The amount shown includes payments of $5,401,913 and $805,337 relating to the cancellation of 316,666 vested options and 133,334 unvested options, respectively, in connection with the Merger.  It also includes a value of $15,663,868 relating to the exercise of 675,000 options prior to the Merger, calculated by multiplying the number of shares times the difference between the market price of the underlying securities at exercise and the exercise price of the options.

(9)             The amount shown includes payments of $15,796,317 and $1,932,008 relating to the cancellation of 726,666 vested options and 183,334 unvested options, respectively, in connection with the Merger.  It also includes a value of $15,024,295 relating to the exercise of 470,000 options prior to the Merger, calculated by multiplying the number of shares times the difference between the market price of the underlying securities at exercise and the exercise price of the options.

(10)       The amount shown includes payments of $9,063,309 and $966,016 relating to the cancellation of 430,832 vested options and 91,668 unvested options, respectively, in connection with the Merger.  It also includes a value of $8,626,800 relating to the exercise of 270,000 options prior to the Merger, calculated by multiplying the number of shares times the difference between the market price of the underlying securities at exercise and the exercise price of the options.

Pension Benefits

The Company has no pension plans.

Nonqualified Deferred Compensation for Fiscal 2006

Name	Executive Contributions in Last FY ($) (1)	Registrant Contributions in Last FY ($) (2)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($) (3)		Aggregate Balance at Last FYE ($) (4)
Jeffrey N. Boyer	25,845	12,989	1,683	71,803		0
Gregory A. Sandfort	0	0	0	0		0
Thomas M. Bazzone	65,593	9,535	8,153	158,850		0
Thomas C. DeCaro	32,510	5,352	8,344	134,692		0
Harvey S. Kanter	54,042	10,072	12,862	237,683		0
R. Michael Rouleau	6,178	3,842	78,019	3,247,475	(5)	0
Charles J. Wyly, Jr.	0	0	0	0		0
Sam Wyly	0	0	0	0		0

(1)             The amounts in this column are included in the Summary Compensation Table in the column entitled “Salary.”

(2)             The amounts in this column are included in the Summary Compensation Table in the column entitled “All Other Compensation.”

(3)             The amounts in this column reflect distributions of account balances to the Named Executives pursuant to the termination of the Deferred Compensation Plan on October 31, 2006.

(4)             Because the account balances were distributed to the Named Executives as a result of the termination of the Deferred Compensation Plan, the aggregate balance as of the last day of fiscal 2006 was $0.

(5)             The amount shown includes a $330,779 distribution to Mr. Rouleau from his Deferred Compensation Plan in connection with his retirement in March 2006, as well as the distribution of his account balance pursuant to termination of the Deferred Compensation Plan on October 31, 2006.

Potential Payments Upon Termination Or Change In Control

Rights and Potential Payments Upon a Change in Control

Prior to the Merger, Michaels entered into a change in control severance agreement, referred to as the Change in Control Agreements, with Messrs. Boyer, Sandfort, Bazzone, DeCaro and Kanter on April 26, 2006.  Under the Change in Control Agreements, because a change in control (as defined in the Change in Control Agreements) occurred on October 31, 2006 as a result of the Merger, the executive became immediately entitled to the following benefits:

•                  Accelerated vesting of all equity-based compensation awards;

•                  Continued employment with Michaels in an equivalent position for two years following the change in control, unless earlier terminated;

•                  Base compensation, cash bonus awards, long-term incentive opportunities and retirement, welfare and fringe benefits for two years following the change in control (unless earlier terminated) at levels at least equal to the compensation and benefits received by the executive immediately prior to the change in control; and

•                  Comprehensive officer liability insurance coverage and continued indemnification rights.

Executives who are party to a Change in Control Agreement are also entitled to severance benefits if the executive’s employment is terminated under certain circumstances after a change in control.  Under the Change in Control Agreements, the Merger constituted a change in control, and an executive is entitled to those severance benefits if, during the two-year period after October 31, 2006, the executive is terminated without cause (termination with cause includes conviction of a felony involving moral turpitude or misappropriation of assets, fraud or willful misconduct that is materially detrimental to the Company, and willful and continued failure to perform executive’s duties) or resigns for good reason (which includes significant changes in an executive’s duties, responsibilities or reporting relationships, failure to provide equivalent compensation and benefits and being required to relocate 50 or more miles).  If terminated or separated from Michaels under those circumstances, the executive would be entitled to the following additional benefits under the Change in Control Agreement:

•                  a lump-sum cash severance payment equal to two times (three times for our co-Presidents) the sum of (i) the executive’s base salary in effect on the date of termination and (ii) the greater of the average annual incentive award for the previous three fiscal years and the target annual bonus for the year of termination;

•                  a prorated target annual bonus for the year of termination;

•                  the continuation of welfare and fringe benefits for two years (three years for our co-Presidents) after termination of employment;

•                  the accelerated vesting of all equity-based compensation awards and the termination of any restrictions and forfeiture provisions related to such awards, except for stock options granted under the 2006 Equity Incentive Plan through the date of this filing;

•                  two additional years (three additional years for our co-Presidents) of service credit for purposes of computing the executive’s accrued benefits under our 401(k) Plan; and

•                  reimbursement for the cost of executive level outplacement services (subject to a $50,000 ceiling).

In order to obtain severance benefits under a Change in Control Agreement, an executive must first execute a separation agreement with Michaels that includes a waiver and release of any and all claims against Michaels and a commitment that, for one year following termination, the executive will not solicit or hire any employee of Michaels or its subsidiaries and will not interfere with any relationship between Michaels and its employees, customers or suppliers.  In addition to the foregoing, in accordance with the Change in Control Agreements, Michaels will make certain tax “gross-up” payments to address taxes, interest and penalties that may be imposed under applicable tax laws in connection with golden parachute payments and will reimburse the executive for certain legal fees and related expenses.

Michaels has also adopted a change in control bonus plan, referred to as the Change in Control Bonus Plan, in which Messrs. Boyer, Sandfort, Bazzone, DeCaro and Kanter, and certain other key employees participate.  Under the Change in Control Bonus Plan, because a change in control occurred prior to December 31, 2007, each executive officer will receive a $125,000 bonus on the one-year anniversary of the October 31, 2006 change in control.  If an executive’s employment is terminated as a result of the change in control prior to the one-year anniversary, the executive will receive the change in control bonus within 10 business days of the termination date.

The table below reflects the amount of compensation, payable under the Change in Control Agreements and the Change in Control Bonus Plan described above, to the individuals serving as executive officers as of the end of fiscal 2006 in the event of involuntary termination without cause or resignation for good reason.  The amounts shown assume that such termination was effective as of February 3, 2007.  The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company.

Executive Benefits and Payments Upon Separation ($)
Jeffrey N. Boyer
Salary	1,875,000
Bonus	1,323,958
Retirement Plan	100,469
Outplacement Services	50,000
Health and Welfare Benefits	40,270
Life Insurance Premiums	5,652
Tax Gross-Ups	1,075,470
Company-Paid Automobile	82,706

Total	4,553,525

Gregory A. Sandfort
Salary	1,875,000
Bonus	1,309,583
Retirement Plan	100,469
Outplacement Services	50,000
Health and Welfare Benefits	106,482
Life Insurance Premiums	7,488
Tax Gross-Ups	1,202,187
Company-Paid Automobile	72,487

Total	4,723,696

Thomas M. Bazzone
Salary	700,000
Bonus	524,239
Retirement Plan	35,688
Outplacement Services	50,000
Health and Welfare Benefits	70,988
Life Insurance Premiums	1,992
Tax Gross-Ups	475,738

Total	1,858,645

Thomas C. DeCaro
Salary	650,000
Bonus	441,250
Retirement Plan	33,406
Outplacement Services	50,000
Health and Welfare Benefits	70,988
Life Insurance Premiums	5,496

Total	1,251,140

Harvey S. Kanter
Salary	700,000
Bonus	520,610
Retirement Plan	35,688
Outplacement Services	50,000
Health and Welfare Benefits	70,988
Life Insurance Premiums	2,760

Total	1,380,046

Additionally, participants (including our executive officers) in our Fiscal Year 2006 Bonus Plan program were eligible to receive a one-time bonus enhancement.  Under the terms of the bonus plan enhancement, Michaels guaranteed a 2006 cash bonus for each participant at a minimum level of one payment tier below the participant’s target annual bonus.  Each participant was also made eligible to receive an additional bonus payment of up to 75% of the participant’s target annual bonus, based on the participant’s individual performance rating in fiscal 2006.  These bonus enhancements and additional bonuses were paid in fiscal 2007 and are reflected in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

As of March 15, 2006, R. Michael Rouleau retired as the Company’s Chief Executive Officer and President.  In connection with his retirement and pursuant to the Amendment to Employment Agreement (the “Amendment”) entered into between the Company and Mr. Rouleau (which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 20, 2006), (i) he will continue to receive his current base salary of $840,000 through January 31, 2008 and he received a bonus for fiscal 2006, prorated to March 31, 2006, (ii) he and his spouse will continue to participate in the Company’s medical, dental and vision care plan on the same basis as that available from time to time to senior executive officers of the Company and their eligible dependents, (iii) his current life insurance and disability insurance benefits will continue in effect until January 31, 2008, including his Company-owned and paid whole life insurance policies which will be transferred to him on January 31, 2008, and (iv) his Company-paid automobile, valued at $42,820, was transferred to him and the Company made a tax gross-up payment to him for the income tax effect of this transfer.  Amounts paid to Mr. Rouleau in or with respect to fiscal 2006 as required by the Amendment are reflected in the Summary Compensation Table in the column entitled “All Other Compensation”.

Upon consummation of the Merger, Charles J. Wyly, Jr. and Sam Wyly ceased to be members of our Board.  In connection with the Merger, Charles J. Wyly, Jr.’s outstanding stock options were canceled and he received a cash payment in the amount of $17,728,325 with respect to such canceled options.  He also received $3,000,000 pursuant to a Separation Agreement entered into as of October 31, 2006 with Michaels.  Sam Wyly’s outstanding options were also canceled in connection with the Merger and he received a cash payment in the amount of $10,029,325 with respect to such canceled options.  He also received $3,000,000 pursuant to a Separation Agreement entered into as of October 31, 2006 with Michaels.

Director Compensation for Fiscal 2006

Prior to the Merger

The table below summarizes the compensation paid by the Company in fiscal 2006 to non-employee directors who served in 2006 prior to the consummation of the Merger on October 31, 2006.  Each of these directors resigned on October 31, 2006.

Name (1)	Fees Earned or Paid in Cash ($)	Total ($)
Richard E. Hanlon	134,000	134,000
Richard C. Marcus	161,125	161,125
Liz Minyard	157,000	157,000
Cece Smith	162,250	162,250

(1)             Charles J. Wyly, Jr., our former Chairman of the Board, and Sam Wyly, our former Vice Chairman of the Board, are not included in this table as they are former executive officers of the Company and thus received no compensation for their services as directors.  The compensation received by Charles J. Wyly, Jr. and Sam Wyly as executive officers of the Company is shown in the Summary Compensation Table.

Pre-Merger Director Compensation Policy

Prior to the Merger, each non-employee director received an annual base fee for services as a director.  The annual base fee for 2006 was $48,000, which was payable quarterly.  Each non-employee director was paid a fee of $1,500 for attendance at each regular or special Board meeting and for attendance at each meeting of a committee of which they were a member.  For their service as members of the Special Advisory Committee, each non-employee director was paid a one-time fee of $25,000 and $3,000 for attendance at each  such committee meeting.  Each non-employee director who served as a member of any special committee other than the Special Advisory Committee was paid a fee of $1,500 for attendance at each such special committee meeting.  The Chairman of the Audit Committee received an annual fee of $15,000, the Chairman of the Compensation Committee received an annual fee of $10,000, and the Chairman of the Governance and Nominating Committee received an annual fee of $7,500, each of which was payable quarterly.  Non-employee directors who served as chairman of any special committee received a one-time fee of $15,000.  Each non-employee director was reimbursed for expenses incurred in attending meetings.

Post-Merger Director Compensation Policy

The current directors are not paid any fees for services as directors and they do not receive reimbursement for their expenses.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL STOCKHOLDERS AND MANAGEMENT OWNERSHIP

The following table presents information regarding the number of shares of Michaels Common Stock beneficially owned as of March 30, 2007 (unless otherwise indicated) by each of Michaels’ directors and the Named Executives (as defined in “Item 11. Executive Compensation — Compensation Discussion and Analysis — Executive and Director Compensation — Summary Compensation Table”), and the current directors and executive officers of Michaels as a group.  In addition, the table presents information about each person or entity known to Michaels to beneficially own 5% or more of Michaels Common Stock.  Unless otherwise indicated by footnote, the beneficial owner exercises sole voting and investment power over the shares noted below.  The percentage of beneficial ownership for our directors and executive officers, both individually and as a group, is calculated based on 118,262,731 shares of Michaels Common Stock outstanding as of March 30, 2007. Other than beneficial ownership information relating to the Company’s executive officers, the beneficial ownership information set forth below was provided by or on behalf of our Directors, our Sponsors, and Highfields, and the Company has not independently verified the accuracy or completeness of the information so provided.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (1)
Josh Bekenstein (2)	—		*
Michael S. Chae (3)	—		*
Todd Cook (2)	—		*
Matthew Kabaker (3)	—		*
Lewis Klessel (2)	—		*
Matthew S. Levin (2)	—		*
David McVeigh (3)	—		*
James A. Quella (3)	—		*
Jeffrey N. Boyer	44,000		*
Gregory A. Sandfort	44,000		*
Thomas M. Bazzone	—		—
Thomas C. DeCaro	20,000		*
Harvey S. Kanter	—		—
R. Michael Rouleau	—		—
Charles J. Wyly, Jr.	—		—
Sam Wyly	—		—
Michaels Holdings LLC (2) (3)	110,373,482		93.3%
Bain Capital Investors, LLC and related funds (2)	110,373,482		93.3%
Affiliates of The Blackstone Group, L.P. (3)	110,373,482		93.3%
Highfields Capital Management, LP and related funds (4)	7,333,250		6.2%
All current directors and executive officers as a group (13 persons)	108,000	(5)	*

*                    Less than one percent.

(1)             Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.  Percentage of beneficial ownership by a person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days.  Unless otherwise indicated, the number of shares shown includes outstanding shares of Common Stock owned as of March 30, 2007 by the person indicated.  There are no outstanding rights to acquire securities or voting and/or investment power.

(2)             Includes the 110,373,482 shares owned by Michaels Holdings LLC over which Bain Capital Investors, LLC and related funds may be deemed, as a result of their ownership of 50% of Michaels Holdings LLC’s total outstanding shares and certain provisions of Michaels Holdings LLC’s operating agreement, to have shared voting and dispositive power.  Bain Capital

Investors, LLC (“BCI”) is the administrative member of and makes investment and voting decisions on behalf of Bain Capital Integral Investors 2006, LLC.  Investment and voting decisions by BCI are made jointly by three or more individuals who are managing directors of the entity, and therefore no individual managing director of BCI is the beneficial owner of the shares ultimately of Michaels Common Stock directly owned by Michaels Holdings LLC. Messrs. Bekenstein and Levin are Managing Directors and Members of BCI, and they may therefore be deemed to share voting and dispositive power with respect to all the shares of Common Stock beneficially owned by Bain Capital Integral Investors 2006, LLC.  Messrs. Bekenstein and Levin disclaim beneficial ownership of any shares beneficially owned by BCI. Neither Mr. Cook nor Mr. Klessel has voting or dispositive power over any shares of Common Stock that may be deemed to be beneficially owned by BCI.  The address of Messrs. Bekenstein and Levin, and each of the Bain entities is c/o Bain Capital Partners, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(3)             Includes the 110,373,482 shares owned by Michaels Holdings LLC over which affiliates of The Blackstone Group L.P. may be deemed, as a result of their ownership of 50% of Michaels Holdings LLC’s total outstanding shares and certain provisions of Michaels Holdings LLC’s operating agreement, to have shared voting and dispositive power.  Affiliates of The Blackstone Group L.P. include Blackstone Capital Partners V L.P., BCP V-S L.P., Blackstone Family Investment Partnership V L.P., Blackstone Family Investment Partnership V-A L.P., Blackstone Participation Partnership V L.P. and BCP V Co-Investors L.P. (collectively, the “Blackstone Funds”).    Blackstone Management Associates V L.L.C. (“BMA V”) is the general partner of each of the Blackstone Funds.  BMA V L.L.C. (“BMA”) is the sole member of BMA V, and may, therefore, be deemed to have shared voting and investment power over the shares.   Investment and voting decisions by BMA are made jointly by three or more individuals who are managing directors, and therefore no individual managing director of BMA is the beneficial owner of the shares of Michaels Common Stock directly owned by Michaels Holdings LLC. Messrs. Chae and Quella are members of BMA, and they may therefore be deemed to share voting and dispositive power with respect to the shares. Messrs. Chae and Quella disclaim any beneficial ownership of any shares beneficially owned by BMA.  Neither Mr. Kabaker nor Mr. McVeigh has voting or dispositive power over any shares of Common Stock that may be deemed to be beneficially owned by Blackstone.  The address of Messrs. Chae and Quella, and each of the Blackstone entities is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.

(4)             The address of Highfields Capital Management, LP and its related funds is 200 Clarendon Street, Boston, Massachusetts 02116.

(5)             Consistent with the disclaimers of beneficial ownership of Messrs. Bekenstein, Levin, Chae and Quella contained in notes (2) and (3) above, this number does not include the 110,373,482 shares of Michaels Common Stock that may be deemed to be beneficially owned by each of (a) Bain Capital Investors, LLC and related funds and (b) Affiliates of The Blackstone Group.

EQUITY COMPENSATION PLAN INFORMATION

In connection with the Merger, all outstanding options to purchase shares of Common Stock granted under our equity-based compensation plans were, on October 31, 2006, cancelled and converted into the right to receive an applicable portion of the overall Merger consideration.  Consequently, there were no outstanding options under any previously established equity-based compensation plan at the end of fiscal 2006, and Michaels does not intend to make any future issuances of Common Stock under such plans.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence.

Donald R. Miller, Jr., the son-in-law of Charles J. Wyly, Jr., was Vice President — Market Development of Michaels until his departure on November 1, 2006.  In fiscal 2006, we paid Mr. Miller $212,000 in salary.  Mr. Miller also earned a fiscal 2006 cash bonus of $80,153, and received $177,470 in other fiscal 2006 compensation, including premium payments for life and long-term disability insurance, Company contributions to the 401(k) plan, medical benefits, other perquisites and personal benefits and tax gross-up payments.  In addition, upon his resignation, Mr. Miller became entitled to severance benefits under a Change in Control Agreement dated April 26, 2006, and a bonus under a Change in Control Bonus Plan, the terms of each of which are described under “Item 11. Executive Compensation — Compensation Discussion and Analysis — Executive and Director Compensation — Potential Payments upon Termination or Change in Control — Rights and Potential Payments Upon a Change in Control.”  Under the Agreement and Plan, Mr. Miller was paid the aggregate amount of $867,000 and became entitled to a continuation for two years of welfare and fringe benefits, at an estimated cost to the Company of $73,493.  Mr. Miller is also entitled to reimbursement for outplacement services up to $50,000.

As more fully described in the section “The Merger” within Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 above, we paid the Sponsors transaction fees totaling $60.0 million in connection with services provided by them related to the Merger, and we directly reimbursed the Sponsors, or paid on their behalf, fees incurred by them in connection with the Merger of approximately $15.3 million. We also pay an annual management fee to the Sponsors in the amount of $12.0 million and an annual management fee to Highfields Capital Management LP in the amount of  $1.0 million. In connection with the consummation of the Merger, we paid to the Sponsors and Highfields the first five months of their annual management fee, $5.0 million and $420,000, respectively. The management fee is payable in advance in quarterly installments on April 1, July 1, October 1, and January 1.

In connection with the consummation of the Merger, the Company entered into a Separation Agreement with each of Sam Wyly and Charles J. Wyly, Jr., executive officers and directors of the Company prior to the Merger.  Under the Separation Agreement, each of Sam Wyly and Charles J. Wyly, Jr. received a lump sum payment of $3.0 million in exchange for his agreement to adhere to certain non-competition, non-solicitation and confidentiality restrictions.

During the fourth quarter of fiscal 2006, we executed a participation agreement with CoreTrust Purchasing Group (“CPG”), which designates CPG as our exclusive supplier of non-merchandise supplies and equipment. In exchange, we are offered non-merchandise supplies and equipment from a variety of vendors at a pre-determined price. We do not pay any fees to participate in this group arrangement, and we can terminate our participation at any time prior to the expiration of the agreement without penalty. The vendors separately pay fees to CPG for access to CPG’s consortium of customers. The Blackstone Group, one of our Sponsors, entered into an agreement with CPG whereby The Blackstone Group receives a portion of the gross fees vendors pay to CPG based on the volume of purchases made by us and other participants.

During the first quarter of fiscal 2007, The Blackstone Group acquired a 65% equity interest in an external vendor we utilize to count our store inventory. In fiscal 2007, we expect that we will pay that vendor approximately $4.5 million for inventory counting services.

During the first quarter of fiscal 2007, officers of Michaels Stores Inc. and its subsidiaries were offered the opportunity to purchase shares of our Common Stock at a price of $15 per share. We sold 289,334 shares of our Common Stock to certain officers for approximately $4.3 million, and such shares represent approximately 0.24% of the total outstanding shares of Michaels Stores Inc.  Set forth in the table below is information regarding purchases of shares of our Common Stock in that transaction by the named executives who participated.

Named Executive	# of Shares	Total $ Amount
Jeffrey N. Boyer	44,000	660,000
Gregory A. Sandfort	44,000	660,000
Thomas C. DeCaro	20,000	300,000

The Company has not adopted any formal policies or procedures for the review, approval or ratification of certain related-party transactions that may be required to be reported under the SEC disclosure rules.  Such transactions, if and when they are proposed or have occurred, have traditionally been (and will continue to be) reviewed by our Board (other than the directors involved, if any) on a case-by-case basis.  The Board may consider any relevant factors when reviewing the appropriateness of a related-party transaction, including (i) the importance of the transaction to the Company, (ii) the amount involved in the proposed transaction, (iii) the specific interest of the director or executive officer (or immediate family members of same) in the proposed transaction, and (iv) the overall fairness of the terms of the transaction to the Company.

As discussed in Item 10 above, no current director of our Board is deemed to be “independent” under our previously adopted independence standards.  See “Item 10.  Directors and Executive Officers of the Registrant — Directors.”

ITEM 14.  Principal Accountant Fees and Services.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S FEES

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of Michaels’ annual financial statements for each of fiscal 2005 and 2006, and fees billed for other services rendered by Ernst & Young LLP.

	2006	2005
Audit Fees (1)	$1,687,000	$1,299,000
Audit-Related Fees (2)	79,500	43,000
Tax Fees (3)	—	1,592
All Other Fees (4)	28,500	6,360

(1)             Audit Fees consist principally of fees for the audit of our annual financial statements and review of our financial statements included in our quarterly reports on Form 10-Q for those years, audit services provided in connection with compliance with the requirements of the Sarbanes-Oxley Act of 2002, and fees incurred in connection with the filing of registration statements with the SEC.

(2)             Audit-Related Fees for fiscal 2006 consist principally of fees related to employee benefit plans and statutory audits. Audit-Related fees for fiscal 2005 consist principally of fees related to employee benefit plans and statutory audits.

(3)             Tax Fees consist principally of tax compliance and preparation fees.

(4)             All Other Fees for fiscal 2006 consist principally of due diligence activities associated with the Merger and fees for online research software.  All Other Fees for fiscal 2005 consist principally of fees for online research software.

The Audit Committee Charter requires that the Audit Committee pre-approve all audit and non-audit engagements, fees, terms and services in a manner consistent with the Sarbanes-Oxley Act of 2002 and all rules and applicable listing standards promulgated by the SEC, except that such non-audit services need not be pre-approved if (i) the aggregate amount of all such non-audit services provided to Michaels constitutes not more than 5% of the total amount of fees paid by Michaels to its independent registered public accounting firm during the fiscal year in which the non-audit services are provided, (ii) such services were not recognized by Michaels at the time of engagement to be non-audit services, and (iii) such services were promptly brought to the attention of the Audit Committee and approved by the Audit Committee prior to completion of the audit.  The Audit Committee Charter permits the Audit Committee, at the time of the annual audit engagement, to pre-approve audit fees of up to 15% of the engagement fees for unanticipated additional audit costs within the scope of the audit. Any additional audit fees must be approved by the Chairman of the Audit Committee or any other member of the Audit Committee to whom the Audit Committee delegates such authority. The Audit Committee may delegate the authority to grant any pre-approvals to one or more members of the Audit Committee, provided that such member(s) reports any pre-approvals to the Audit Committee at its next scheduled meeting.  The services performed by Ernst & Young LLP in fiscal 2006 were approved in accordance with the policies and procedures established by the Audit Committee.

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

3.1	Amended and Restated Certificate of Incorporation of Michaels Stores, Inc. (filed herewith).
3.2	Amended and Restated Bylaws of Michaels Stores, Inc. (previously filed as Exhibit 3.2 to Form 8-K filed by Registrant on November 6, 2006, SEC File No. 001-09338).
4.1

Senior Indenture, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 4.1 to Form 10-Q filed by Registrant on December 7, 2006, SEC File No. 001-09338).

4.2

Senior Subordinated Indenture, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 4.2 to Form 10-Q filed by Registrant on December 7, 2006, SEC File No. 001-09338).

4.3

Subordinated Discount Indenture, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 4.3 to Form 10-Q filed by Registrant on December 7, 2006, SEC File No. 001-09338).

4.4

Registration Rights Agreement for the Senior Notes, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC and Credit Suisse Securities (USA) LLC (previously filed as Exhibit 4.4 to Form 10-Q filed by Registrant on December 7, 2006, SEC File No. 001-09338).

4.5

Registration Rights Agreement for the Senior Subordinated Notes, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC and Credit Suisse Securities (USA) LLC (previously filed as Exhibit 4.5 to Form 10-Q filed by Registrant on December 7, 2006, SEC File No. 001-09338).

4.6

Registration Rights Agreement for the Subordinated Discount Notes, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC and Credit Suisse Securities (USA) LLC (previously filed as Exhibit 4.6 to Form 10-Q filed by Registrant on December 7, 2006, SEC File No. 001-09338).

10.1	Michaels Stores, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on February 21, 2007, SEC File No. 001-09338).*
10.2	Form of Stock Option Agreement under the Registrant’s 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on February 21, 2007, SEC File No. 001-09338).*
10.3	Form of Change in Control Severance Agreement (previously filed as Exhibit 10.2 to Form 10-Q filed by Registrant on June 13, 2006, SEC File No. 001-09338).*
10.4	Form of Change in Control Retention Bonus Plan (previously filed as Exhibit 10.3 to Form 10-Q filed by Registrant on June 13, 2006, SEC File No. 001-09338).*
10.5	Fiscal Year 2006 Bonus Plan for President and Chief Executive Officer (previously filed as Exhibit 10.2 to Form 8-K filed by Registrant on March 20, 2006, SEC File No. 001-09338).*
10.6	Fiscal Year 2006 Bonus Plan for Executive Vice President—Chief Financial Officer (previously filed as Exhibit 10.3 to Form 8-K filed by Registrant on March 20, 2006, SEC File No. 001-09338).*
10.7	Fiscal Year 2006 Bonus Plan for Executive Vice President—General Merchandise Manager (previously filed as Exhibit 10.4 to Form 8-K filed by Registrant on March 20, 2006, SEC File No. 001-09338).*
10.8	Fiscal Year 2006 Bonus Plan for Executive Vice President—Store Operations (previously filed as Exhibit 10.5 to Form 8-K filed by Registrant on March 20, 2006, SEC File No. 001-09338).*
10.9	Fiscal Year 2006 Bonus Plan for Executive Vice President—Supply Chain (previously filed as Exhibit 10.6 to Form 8-K filed by Registrant on March 20, 2006, SEC File No. 001-09338).*
10.10	Fiscal Year 2006 Bonus Plan for President and Chief Financial Officer (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on March 30, 2006, SEC File No. 001-09338).*
10.11	Fiscal Year 2006 Bonus Plan for President and Chief Operating Officer (previously filed as Exhibit 10.2 to Form 8-K filed by Registrant on March 30, 2006, SEC File No. 001-09338).*
10.12	Fiscal Year 2006 Bonus Plan for Executive Vice President—Chief Merchant (previously filed as Exhibit 10.3 to Form 8-K filed by Registrant on March 30, 2006, SEC File No. 001-09338).*

10.13	Fiscal Year 2006 Bonus Plan for Executive Vice President—Specialty Businesses (previously filed as Exhibit 10.4 to Form 8-K filed by Registrant on March 30, 2006, SEC File No. 001-09338).*
10.14	Fiscal Year 2006 Bonus Plan Enhancement (previously filed as Exhibit 10.4 to Form 10-Q filed by Registrant on June 13, 2006, SEC File No. 001-09338).*
10.15	Fiscal Year 2007 Bonus Plan for President and Chief Financial Officer (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on March 30, 2007, SEC File No. 001-09338).*
10.16	Fiscal Year 2007 Bonus Plan for President and Chief Operating Officer (previously filed as Exhibit 10.2 to Form 8-K filed by Registrant on March 30, 2007, SEC File No. 001-09338).*
10.17	Fiscal Year 2007 Bonus Plan for Executive Vice President—Chief Merchant (previously filed as Exhibit 10.3 to Form 8-K filed by Registrant on March 30, 2007, SEC File No. 001-09338).*
10.18	Fiscal Year 2007 Bonus Plan for Executive Vice President—Specialty Businesses (previously filed as Exhibit 10.4 to Form 8-K filed by Registrant on March 30, 2007, SEC File No. 001-09338).*
10.19	Fiscal Year 2007 Bonus Plan for Executive Vice President—Supply Chain (previously filed as Exhibit 10.5 to Form 8-K filed by Registrant on March 30, 2007, SEC File No. 001-09338).*
10.20

Amended and Restated Employment Agreement between Michaels Stores, Inc. and R. Michael Rouleau, dated July 7, 2004 (previously filed as Exhibit 10.1 to Form 10-Q for period ended July 31, 2004, filed by Registrant on September 1, 2004, SEC File No. 001-09338).*

10.21

Amendment to Amended and Restated Employment Agreement between Michaels Stores, Inc. and R. Michael Rouleau, dated March 15, 2006 (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on March 20, 2006, SEC File No. 001-09338).*

10.22

Stockholders Agreement, dated as of October 31, 2006, among Michaels Stores, Inc. and certain stockholders thereof (previously filed as Exhibit 10.1 to Form 10-Q filed by Registrant on December 7, 2006, SEC File No. 001-09338).

10.23	Amended and Restated Stockholders Agreement, dated as of February 16, 2007, among Michaels Stores, Inc. and certain stockholders thereof (filed herewith).
10.24

Registration Rights Agreement, dated as of October 31, 2006, among Michaels Stores, Inc. and certain stockholders thereof (previously filed as Exhibit 4.7 to Form 10-Q filed by Registrant on December 7, 2006, SEC File No. 001-09338).

10.25

Management Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Bain Capital Partners, LLC and Blackstone Management Partners V LLC (previously filed as Exhibit 10.2 to Form 10-Q filed by Registrant on December 7, 2006, SEC File No. 001-09338).

10.26

Management Agreement, dated as of October 31, 2006, between Michaels Stores, Inc. and Highfields Capital Management LP (previously filed as Exhibit 10.3 to Form 10-Q filed by Registrant on December 7, 2006, SEC File No. 001-09338).

10.27	Separation Agreement, dated October 31, 2006, between Charles J. Wyly, Jr. and Michaels Stores, Inc. (filed herewith).*
10.28	Separation Agreement, dated October 31, 2006, between Sam Wyly and Michaels Stores, Inc. (filed herewith).*

10.29

Form of Director Indemnification Agreement between Michaels Stores, Inc. and certain directors of the Registrant (previously filed as Exhibit 10.36 to Form 10-K for period ended January 28, 2006, filed by Registrant on March 30, 2006, SEC File No. 001-09338).

10.30

Form of Officer Indemnification Agreement between Michaels Stores, Inc. and certain officers of the Registrant (previously filed as Exhibit 10.37 to Form 10-K for period ended January 28, 2006, filed by Registrant on March 30, 2006, SEC File No. 001-09338).

10.31

Term Lease Master Agreement between IBM Credit Corporation as Lessor and Michaels Stores, Inc. as Lessee (previously filed as Exhibit 10.18 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).

10.32

Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., as lead borrower, the facility guarantors named therein, Bank of America, N.A., as administrative agent and collateral agent, Deutsche Bank Securities Inc., as syndication agent, Credit Suisse, JPMorgan Chase Bank, N.A., Wells Fargo Retail Finance, LLC, as co-documentation agents, the lenders named therein, and Banc of America Securities LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint bookrunners (previously filed as Exhibit 10.4 to Form 10-Q filed by Registrant on December 7, 2006, SEC File No. 001-09338).

10.33

Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other lenders named therein, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A. and Credit Suisse, as co-documentation agents, and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.5 to Form 10-Q filed by Registrant on December 7, 2006, SEC File No. 001-09338).

10.34

First Amendment to Credit Agreement, dated as of January 19, 2007, to the Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other lenders named therein, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A. and Credit Suisse, as co-documentation agents, and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on January 25, 2007, SEC File No. 001-09338).

21.1	Subsidiaries of Michaels Stores, Inc. (previously filed as Exhibit 21.1 to Form 10-K for period ended January 28, 2006, filed by Registrant on March 30, 2006, SEC File No. 001-09338).
31.1	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certifications of Gregory A. Sandfort pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Michaels Stores, Inc.

We have audited the accompanying consolidated balance sheets of Michaels Stores, Inc. as of February 3, 2007 and January 28, 2006, and the related consolidated statements of income, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended February 3, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michaels Stores, Inc. at February 3, 2007 and January 28, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 3, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its financial statements for the years ended January 28, 2006 and January 29, 2005 to correct its accounting for merchandise inventories, leases, and stock options.

As discussed in Note 4 to the consolidated financial statements, in fiscal 2005, the Company changed its method of accounting for merchandise inventories and share-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Michaels Stores, Inc.’s internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 30, 2007 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

Dallas, TX

April 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Michaels Stores, Inc.

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting (see Item 9A), that Michaels Stores, Inc. did not maintain effective internal control over financial reporting as of February 3, 2007, because of the effect of the material weakness identified in management’s assessment related to the detection and correction of the inappropriate application of the retail inventory method, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Michaels Stores, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: The Company’s controls over the selection and monitoring of accounting practices used in the application of the retail inventory method resulted in the Company restating certain of its previously issued financial statements to reflect the appropriate accounting for merchandise inventories for fiscal years ended January 28, 2006 and January 29, 2005.  The Company’s application of the retail inventory method for merchandise inventories contained certain deficiencies that the Company’s controls were ineffective in timely detecting and correcting. The Company improperly excluded shrink, store use, and certain markdowns required to properly apply the retail inventory method, which had the effect of overstating merchandise inventories. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2006 financial statements, and this report does not affect our report dated April 30, 2007 on those financial statements.

In our opinion, management’s assessment that Michaels Stores, Inc. did not maintain effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Michaels Stores, Inc. has not maintained effective internal control over financial reporting as of February 3, 2007, based on the COSO criteria.

/s/ Ernst & Young LLP

Dallas, TX

April 30, 2007

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	February 3,	January 28,
	2007	2006
		(Restated)
ASSETS
Current assets:
Cash and equivalents	$30,098	$452,449
Merchandise inventories	847,529	784,173
Prepaid expenses and other	54,435	44,042
Deferred income taxes	35,216	34,062
Income tax receivable	32,902	—
Total current assets	1,000,180	1,314,726
Property and equipment, at cost	1,122,948	1,011,201
Less accumulated depreciation	(674,275)	(586,382)
	448,673	424,819
Goodwill	115,839	115,839
Debt issuance costs, net of accumulated amortization of $4,537 at February 3, 2007	120,193	—
Other assets	8,117	20,249
	244,149	136,088
Total assets	$1,693,002	$1,875,633

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$214,470	$193,595
Accrued liabilities and other	290,431	282,499
Income taxes payable	7,331	20,672
Current portion of long-term debt	229,765	—
Total current liabilities	741,997	496,766
Long-term debt	3,728,745	—
Deferred income taxes	29,139	2,803
Other long-term liabilities	68,444	88,637
Total long-term liabilities	3,826,328	91,440
	4,568,325	588,206
Commitments and contingencies
Stockholders’ (deficit) equity:
Common Stock, $0.10 par value, 220,000,000 shares authorized; 117,973,396 shares issued and outstanding at February 3, 2007; 1,026,666,655 shares authorized and 392,542,823 shares issued and 390,093,783 shares outstanding at January 28, 2006	11,797	39,254
Additional paid-in capital	—	387,852
Retained (deficit) earnings	(2,893,918)	880,676
Accumulated other comprehensive income	6,798	7,589
Treasury Stock (none at February 3, 2007 and 2,449,040 shares at January 28, 2006)	—	(27,944)
Total stockholders’ (deficit) equity	(2,875,323)	1,287,427
Total liabilities and stockholders’ (deficit) equity	$1,693,002	$1,875,633

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

	Fiscal Year
	2006	2005	2004
		(Restated)	(Restated)
Net sales	$3,864,976	$3,676,365	$3,393,251
Cost of sales and occupancy expense	2,379,808	2,300,321	2,143,678
Gross profit	1,485,168	1,376,044	1,250,573
Selling, general, and administrative expense	1,033,326	987,312	898,445
Transaction expenses	205,393	—	—
Related party expenses	38,084	—	—
Store pre-opening costs	5,218	7,631	8,357
Operating income	203,147	381,101	342,771
Interest expense	104,548	22,409	20,434
Other (income) and expense, net	(11,383)	(9,944)	(4,604)
Income before income taxes and cumulative effect of accounting change	109,982	368,636	326,941
Provision for income taxes	68,886	140,423	122,987
Income before cumulative effect of accounting change	41,096	228,213	203,954
Cumulative effect of accounting change, net of income tax of $4.8 million	—	7,491	—
Net income	$41,096	$220,722	$203,954

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2006	2005	2004
		(Restated)	(Restated)
Operating activities:
Net income	$41,096	$220,722	$203,954
Adjustments:
Depreciation	117,458	99,686	88,876
Amortization	1,164	388	394
Share-based compensation	15,307	29,808	—
Tax benefits from stock options exercised	(12,337)	(25,221)	—
Loss from early extinguishment of debt	—	12,136	—
Non-cash charge for the cumulative effect of accounting change	—	12,299	—
Other	5,449	1,005	1,288
Changes in assets and liabilities:
Merchandise inventories	(63,606)	2,184	(37,573)
Prepaid expenses and other	(11,242)	(17,429)	2,585
Deferred income taxes and other	(25,702)	6,770	915
Accounts payable	31,141	(62,671)	83,558
Accrued liabilities and other	42,769	38,027	38,443
Income taxes payable	26,189	32,901	39,699
Other long-term liabilities	(10,573)	13,351	9,236
Net cash provided by operating activities	157,113	363,956	431,375

Investing activities:
Additions to property and equipment	(142,625)	(118,346)	(94,463)
Purchases of short-term investments	—	(226)	(50,379)
Sales of short-term investments	—	50,605	—
Net proceeds from sales of property and equipment	40	49	133
Net cash used in investing activities	(142,585)	(67,918)	(144,709)

Financing activities:
Issuance of Notes	1,400,000	—	—
Payment of debt issuance costs	(124,813)	—	—
Borrowings on senior secured term loan facility	2,400,000	—	—
Repayments on senior secured term loan facility	(55,875)	—	—
Borrowings on asset-based revolving credit facility	1,005,436	—	—
Payments on asset-based revolving credit facility	(799,671)	—	—
Equity investment of the Sponsors	1,649,508	—	—
Payment for old Common Stock in the Merger	(5,806,226)	—	—
Repayment of Senior Notes due 2009	—	(209,250)	—
Cash dividends paid to stockholders	(58,589)	(46,181)	(25,867)
Repurchase of old Common Stock	(66,182)	(190,431)	(105,099)
Proceeds from stock options exercised	35,608	37,690	35,494
Tax benefits from stock options exercised	12,337	25,221	—
Proceeds from issuance of old Common Stock and other	1,805	3,510	2,833
Change in cash overdraft	(31,459)	—	—
Other	1,242	—	—
Net cash used in financing activities	(436,879)	(379,441)	(92,639)

Net (decrease) increase in cash and equivalents	(422,351)	(83,403)	194,027
Cash and equivalents at beginning of period	452,449	535,852	341,825
Cash and equivalents at end of period	$30,098	$452,449	$535,852

Supplemental Cash Flow Information:
Cash paid for interest	$55,388	$19,653	$19,570
Cash paid for income taxes	$78,526	$94,591	$85,368

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the Three Years Ended February 3, 2007

(In thousands except share data)

						Accumulated
						Other
			Additional		Treasury	Comprehensive
	Number of	Common	Paid-in	Retained	Stock,	Income/
	Shares	Stock	Capital	(Deficit) Earnings	at Cost	(Loss)	Total
Balance at January 31, 2004 - As Previously Reported	398,919,060	$39,893	$462,817	$660,365	$—	$4,223	$1,167,298
Cumulative effect of restatement (see Note 2)	—	—	27,431	(118,940)	—	(715)	(92,224)
Balance at January 31, 2004 - Restated	398,919,060	39,893	490,248	541,425	—	3,508	1,075,074
Comprehensive income:
Net income	—	—	—	203,954	—	—	203,954
Foreign currency translation and other	—	—	—	—	—	1,892	1,892
Total comprehensive income							205,846
Exercise of stock options and other	10,859,443	1,086	37,241	—	—	—	38,327
Tax benefit from exercise of stock options	—	—	28,750	—	—	—	28,750
Dividends declared	—	—	—	(35,353)	—	—	(35,353)
Acquisition of treasury stock	(11,646,800)	—	—	—	(105,099)	—	(105,099)
Retirement of treasury stock	—	(1,165)	(103,934)	—	105,099	—	—
Balance at January 29, 2005 - Restated	398,131,703	39,814	452,305	710,026	—	5,400	1,207,545
Comprehensive income:
Net income	—	—	—	220,722	—	—	220,722
Foreign currency translation and other	—	—	—	—	—	2,189	2,189
Total comprehensive income							222,911
Exercise of stock options and other	7,847,245	783	40,417	—	—	—	41,200
Share based compensation	—	—	31,053	—	—	—	31,053
Tax benefit from exercise of stock options	—	—	25,221	—	—	—	25,221
Dividends declared	—	—	—	(50,072)	—	—	(50,072)
Acquisition of treasury stock	(15,885,165)	—		—	(190,431)	—	(190,431)
Retirement of treasury stock	—	(1,343)	(161,144)	—	162,487	—	0
Balance at January 28, 2006 - Restated	390,093,783	39,254	387,852	880,676	(27,944)	7,589	1,287,427
Comprehensive income:
Net income	—	—	—	41,096	—	—	41,096
Foreign currency translation and other	—	—	—	—	—	(791)	(791)
Total comprehensive income							40,305
Exercise of stock options and other	7,344,606	734	36,679	—	—	—	37,413
Share based compensation	—	—	15,307	—	—	—	15,307
Tax benefit from exercise of stock options	—	—	12,337	—	—	—	12,337
Dividends declared	—	—	—	(45,212)	—	—	(45,212)
Acquisition of treasury stock	(5,665,733)	—	—	—	(66,182)	—	(66,182)
Retirement of treasury stock	—	(812)	(93,314)	—	94,126	—	—
Acquisition and retirement of treasury stock in connection with the Merger	(384,439,323)	(38,443)	(1,997,305)	(3,770,478)	—	—	(5,806,226)
Issuance of stock	110,640,063	11,064	1,647,804	—	—	—	1,658,868
Equity issuance costs	—	—	(9,360)	—	—	—	(9,360)
Balance at February 3, 2007	117,973,396	$11,797	$—	$(2,893,918)	$—	$6,798	$(2,875,323)

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

Fiscal Year

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. References to fiscal year mean the year in which that fiscal year began. Fiscal 2006 ended on February 3, 2007, fiscal 2005 ended on January 28, 2006, and fiscal 2004 ended on January 29, 2005. Fiscal year 2006 contained 53 weeks, while fiscal 2005 and 2004 contained 52 weeks.

Adjustment of Stock Split

All references to the number of shares of Common Stock have been adjusted to retroactively reflect the two-for-one Common Stock split and the 2.9333-for-one Common Stock split, effected in the form of a stock dividend to stockholders of record as of the close of business on September 27, 2004 and January 26, 2007, respectively.

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

Foreign Currency Translation

Translation adjustments result from translating our Canadian subsidiary’s financial statements into U.S. dollars. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income/(loss) in our Consolidated Statements of Stockholders’ Equity. The cumulative translation adjustment is net of deferred taxes of $5.0 million, which is a decrease of approximately $456,000 from fiscal 2005.

Cash and Equivalents

Cash and equivalents are comprised of highly liquid instruments with original maturities of three months or less and credit card clearing accounts. Cash equivalents are carried at cost, which approximates fair value. We record interest income earned from our cash and equivalents as a component of other income and expense, net, in our financial statements. Interest income was $9.6 million, $7.9 million, and $4.6 million for fiscal 2006, 2005, and 2004, respectively.

Merchandise Inventories

We value our fiscal 2005 and 2006 merchandise inventories at Michaels stores at the lower of cost or market, with cost determined using a weighted average method. We utilize perpetual inventory records to value inventory in our Michaels stores. Physical inventory counts are performed in a significant number of stores at the end of each fiscal quarter by a third party inventory counting service firm, with substantially all stores open longer than one year subject to at least one annual count. We adjust our perpetual records based on the results of the physical counts.

Cost is calculated based upon the purchase order cost of an item at the time it is received by us, reconciled to actual vendor invoices, and also includes the cost of warehousing, handling, purchasing, and transporting the inventory to the stores. Vendor allowances, which primarily represent volume rebates and cooperative advertising funds, are recorded as a reduction of the cost of the merchandise inventories. The cost of warehousing, handling, purchasing, and transporting, as well as vendor allowances, are recognized through cost of sales when the inventories are sold. Due to systems limitations, it is impracticable for us to assign specific costs and allowances to individual units of inventory. As such, to properly match net costs against the related revenues, we must use all available information to appropriately estimate the costs and allowances to be deferred and recognized each period. We earn vendor allowances as a consistent percentage of certain merchandise purchases with no minimum purchase requirements. We did not have any vendor allowance programs in fiscal 2006 that were based on purchase volume milestones and had an immaterial amount of milestone-based allowance programs in fiscal 2004 and 2005.

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

Fiscal 2004 merchandise inventories at Michaels stores were valued at the lower of cost or market using a retail inventory method. We performed complete physical inventories in a significant number of stores at the end of each fiscal quarter to estimate ending inventories valued at retail for all Michaels stores to be used in our retail inventory method. In determining our cost of goods sold and ending inventory at cost, we utilized a single pool of inventory for our Michaels’ stores inventories. A critical component of the cost of goods sold calculation is the calculation of the cost complement, or the ratio of merchandise available for sale at cost to merchandise available for sale at full retail value. We incorporated information from our point-of-sale (“POS”) system to develop estimates of shrink, store use, and certain markdowns when computing the cost complement. These estimates may materially affect the calculation of the cost of goods sold and ending inventory values. We recorded permanent markdown reserves in the period in which we determined that markdowns were required to sell certain merchandise. Such markdowns were based on each store’s perpetual inventory records.

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

Property and Equipment

Property and equipment is recorded at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. We expense repairs and maintenance costs as incurred. We capitalize and depreciate significant renewals or betterments that substantially extend the life of the asset. Useful lives are generally estimated as follows (in years):

Buildings	30
Leasehold improvements	10	*
Fixtures and equipment	8
Computer equipment	5

*                    We amortize leasehold improvements over the lesser of 10 years or the remaining lease term of the underlying facility.

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

Impairment of Long-Lived Assets

We periodically review long-lived assets for impairment by comparing the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss would be recognized during that period. The impairment loss is calculated as the difference between asset carrying values and the present value of estimated net cash flows or comparable market values, giving consideration to recent operating performance and pricing trends. In fiscal 2006, 2005, and 2004, we had no material impairment losses related to long-lived assets.

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

The following is a detail of account activity related to closed facilities:

	Fiscal Year
	2006	2005	2004
	(in thousands)
Balance at beginning of fiscal year	$4,170	$6,769	$4,492
Additions (reductions) charged to costs and expenses	1,654	2,637	3,763
Payment of rental obligations and other	(2,285)	(5,236)	(1,486)
Balance at end of fiscal year	$3,539	$4,170	$6,769

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

We record a gift card liability on the date we issue the gift card to the customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. We escheat the value of unredeemed gift cards where required by law. Any remaining liabilities not subject to escheatment are evaluated to determine whether the likelihood of the gift card being redeemed is remote (gift card breakage). We recognize gift card breakage as revenue, by applying our estimate of the rate of gift card breakage over the period of estimated performance (36 months as of the end of fiscal 2006). Our estimates of the gift card breakage rate are applied to the estimated amount of gift cards that are expected to go unused that are not subject to escheatment and are based on customers’ historical redemption rates and patterns, which may not be indicative of future redemption rates and patterns. Prior to fiscal 2005, we did not have adequate historical information to estimate gift card breakage. During the fourth quarter of fiscal 2005, we recognized revenue of approximately $7.9 million related to gift card balances that we estimated will not be redeemed. During fiscal 2006, we recognized approximately $2.1 million related to such gift card balances.

Costs of Sales and Occupancy Expenses

Included in our costs of sales are the following:

•       purchase price or invoiced cost of merchandise, net of vendor allowances and rebates,

•       inbound freight, inspection costs, and duties,

•       warehousing, handling, and transporting costs (including internal transfer costs such as DC to store freight costs) and purchasing and receiving costs, and

•       share-based compensation costs for those employees involved in preparing inventory for sale.

These costs are included in merchandise inventories and expensed as the merchandise is sold.

Included in our occupancy expenses are the following:

•       store expenses such as rent, insurance, taxes, common area maintenance, utilities, repairs and maintenance,

•       amortization of store buildings and leasehold improvements,

•       store closure costs, and

•       store remodel costs.

We record rent expense ratably over the term of the lease beginning with the date we take possession of or control the physical access to the premises. We record leasehold improvement reimbursements as a liability and ratably accrete the liability as a reduction to rent expense over the lease term beginning with the date we take possession of or control the physical access to the premises. See Note 2 to these consolidated financial statements regarding the correction of our lease accounting policies for fiscal 2004 and prior.

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

Advertising expense was $165.8 million, $163.1 million, and $148.4 million for fiscal 2006, 2005, and 2004, respectively, and is included in selling, general, and administrative expense.

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

As more fully described in Note 4 below, we elected to early adopt SFAS No. 123(R), Share-Based Payment, in the fourth quarter of fiscal 2005. We applied the provisions of the modified retrospective transition method as permitted by SFAS No. 123(R) from the beginning of fiscal 2005. As a result, we recorded compensation expense for unvested awards based on the amounts previously determined for pro forma disclosure under SFAS No. 123, Accounting for Stock-Based Compensation, for the first three quarters of fiscal 2005 and under SFAS No. 123(R) for the fourth quarter of fiscal 2005. Beginning in the first quarter of fiscal 2005, compensation cost is based on the grant date fair value of the award and ratably recognized as expense over the effective vesting period.

Pro forma information regarding net income for fiscal 2004, as required by the provisions of SFAS No. 123(R), Share-Based Payment, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, has been determined as if we had accounted for our employee stock options under the fair value method. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting periods. Our pro forma information is as follows:

Fiscal 2004
(as restated)
(In thousands)
Net income, as reported	$203,954
Share-based employee compensation cost:
As if fair value method were applied, net of income tax	15,344
Pro forma net income	$188,610

Prior to our adoption of SFAS No. 123(R), we reported the excess tax benefits associated with share-based awards as an operating cash inflow in our statement of cash flows. Beginning with our adoption of SFAS No. 123(R), we now report excess tax benefits as a cash inflow in the financing section of our statement of cash flows and would record a tax deficiency, if any, as a cash outflow from operating activities. For fiscal 2004, we reported $28.8 million of excess tax benefits as cash inflows in the operating activities section. For fiscal 2005 and 2006, we reported $25.2 million and $83.2 million, respectively, of excess tax benefits as a cash inflow to financing activities.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that a company recognize in its consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for us, as of the beginning of fiscal 2007, with early adoption permitted.  Any cumulative effect recorded as a result of adopting FIN 48 will be recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans, which requires an entity to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  It also requires an entity to measure the funded status of a plan as of the date of its year-end balance sheet.  As we have no publicly traded securities (due to the Merger), FAS 158 is effective for us at the end of fiscal 2007, with early adoption permitted.  We plan to adopt FAS 158 at the end of fiscal 2007, with no material impact expected on our consolidated income statement, balance sheet, shareholders’ equity, or cash flows statement.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits companies to measure certain financial instruments and other items at fair value (at specified measurement dates) that are not currently required to be measured at fair value. Any unrealized gains or losses applicable to those items measured at fair value shall be reported in earnings. The decision to apply fair value shall generally be made on an instrument by instrument basis, is irrevocable, and is applied only to an entire instrument. The provisions of FAS 159 will be effective for us as of the beginning for fiscal 2008, with early adoption permitted.

Note 2.   Restatement

On April 2, 2007, the Audit Committee of the Board of Directors, in consultation with management and our independent registered accounting firm, determined that our application of our retail inventory method of accounting for merchandise inventory in its Michaels stores contained certain deficiencies. The correction of our retail inventory method resulted in a restatement of our consolidated financial statements for all years prior to fiscal 2006.

Our restatement also encompasses other charges recorded in prior fiscal years, the effects of which were previously considered immaterial to their respective periods.  These charges include the correction of an error related to the deferral of costs related to preparing our inventory for sale and vendor allowance recognition, recorded in the fourth quarter of fiscal 2005 in the amount of $15.0 million, net of an income tax benefit of $8.9 million.  We also included the lease accounting correction, recorded in the fourth quarter of fiscal 2004 in the amount of $8.0 million, net of an income tax benefit of $4.8 million. For purposes of this restatement, these previously reported cumulative charges were recorded in each of the prior periods to which they relate.

Finally, our restatement includes the resolution of our previously reported internal review of stock options grant practices. Based on our analysis, the amount of additional non-cash compensation cost that should have been recorded was approximately $27.1 million, net of income tax benefits of approximately $12.7 million, all of which relates to periods prior to fiscal 2001. In our restatement, we recognized this additional compensation cost as an adjustment to our beginning retained earnings balance for fiscal 2002.  For the periods presented in this report, this adjustment does not affect results of operations and only resulted in an offsetting adjustment to amounts within the “net cash provided by operating activities” section of our consolidated statements of cash flows, with no change to total cash flow or the classification of cash flows between operating activities, investing activities, or financing activities.

The tables below provide a reconciliation of our consolidated statements of income and certain line items affected within our consolidated statements of cash flows for fiscal years 2004 and 2005, as well as our consolidated balance sheet as of January 28, 2006, from amounts previously reported to the restated amounts, with disclosure of the effect of each category of restatement. Our consolidated statement of stockholders’ (deficit) equity reflects the cumulative effect of the restatement as of January 31, 2004 for those items that impacted fiscal years 2003 and prior. Following the tables are additional disclosures surrounding each item affecting the restatements.

	Income Statement
	Fiscal 2004
	(In thousands)
		Correction of	Lease	Stock
	As	Inventory	Accounting	Options	Total	As
	Reported	Valuation	Correction	Correction	Adjustments	Restated

Net sales	$3,393,251	$—	$—	$—	$—	$3,393,251
Cost of sales and occupancy expense	2,146,934	9,645	(12,901)	—	(3,256)	2,143,678
Gross profit	1,246,317	(9,645)	12,901	—	3,256	1,249,573
Selling, general and administrative expense	898,445	—	—	—	—	898,445
Store pre-opening costs	8,357	—	—	—	—	8,357
Operating income	339,515	(9,645)	12,901	—	3,256	342,771
Interest expense	20,434	—	—	—	—	20,434
Other (income) and expense, net	(4,604)	—	—	—	—	(4,604)
Income before income taxes and cumulative effect of accounting change	323,685	(9,645)	12,901	—	3,256	326,941
Provision for income taxes	121,876	(3,746)	4,857	—	1,111	122,987
Income before cumulative effect of accounting change	201,809	(5,899)	8,044	—	2,145	203,954
Cumulative effect of accounting change, net of income tax	—	—	—	—	—	—
Net income	$201,809	$(5,899)	$8,044	$—	$2,145	$203,954

	Income Statement
	Fiscal 2005
	(In thousands)
		Correction
		of	Stock
	As	Inventory	Options	Total	As
	Reported	Valuation	Correction	Adjustments	Restated

Net sales	$3,676,365	$—	$—	$—	$3,676,365
Cost of sales and occupancy expense	2,317,082	(16,761)	—	(16,761)	2,300,321
Gross profit	1,359,283	16,761	—	16,761	1,376,044
Selling, general and administrative expense	987,312	—	—	—	987,312
Store pre-opening costs	7,631	—	—	—	7,631
Operating income	364,340	16,761	—	16,761	381,101
Interest expense	22,409	—	—	—	22,409
Other (income) and expense, net	(9,944)	—	—	—	(9,944)
Income before income taxes and cumulative effect of accounting change	351,875	16,761	—	16,761	368,636
Provision for income taxes	132,363	8,060	—	8,060	140,423
Income before cumulative effect of accounting change	219,512	8,701	—	8,701	228,213
Cumulative effect of accounting change, net of income tax	88,488	(80,997)	—	(80,997)	7,491
Net income	$131,024	$89,698	$—	$89,698	$220,722

	Balance Sheet
	Fiscal 2005
	For the year ended January 28, 2006
	(In thousands)
		Correction of	Stock
	As	Inventory	Options	Total	As
	Reported	Valuation	Correction	Adjustments	Restated
Assets
Current assets:
Cash and equivalents	$452,449	$—	$—	$—	$452,449
Merchandise inventories	784,032	141	—	141	784,173
Prepaid expenses and other	44,042	—	—	—	44,042
Deferred income taxes	34,125	(63)	—	(63)	34,062
Total current assets	1,314,648	78	—	78	1,314,726
Property and equipment, at cost	1,011,201	—	—	—	1,011,201
Less accumulated depreciation	(586,382)	—	—	—	(586,382)
	424,819	—	—	—	424,819
Goodwill, net	115,839	—	—	—	115,839
Other assets	20,249	—	—	—	20,249
	136,088	—	—	—	136,088
Total assets	$1,875,555	$78	$—	$78	$1,875,633

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$193,595	$—	$—	$—	$193,595
Accrued liabilities and other	282,499	—	—	—	282,499
Income taxes payable	20,672	—	—	—	20,672
Total current liabilities	496,766	—	—	—	496,766
Deferred income taxes	2,803	—	—	—	2,803
Other long-term liabilities	88,637	—	—	—	88,637
Total long-term liabilities	91,440	—	—	—	91,440
	588,206	—	—	—	588,206
Commitments and contingencies
Stockholders’ equity:
Common stock	39,254	—	—	—	39,254
Additional paid-in capital	360,755	—	27,097	27,097	387,852
Retained earnings	907,773	—	(27,097)	(27,097)	880,676
Accumulated other comprehensive income	7,511	78	—	78	7,589
Treasury stock	(27,944)	—	—	—	(27,944)
Total stockholders’ equity	1,287,349	78	—	78	1,287,427
Total liabilities and stockholders’ equity	$1,875,555	$78	$—	$78	$1,875,633

	Cash Flow Data
	Fiscal 2004
	(In thousands)
	Lease	Correction of
	As	Accounting	Inventory	As
	Reported	Correction	Valuation	Restated
Net income	$201,809	$8,044	$(5,899)	$203,954
Merchandise inventories	(43,472)	—	5,899	(37,573)
Deferred income taxes and other	(3,942)	4,857	—	915
Other long-term liabilities	18,580	(9,344)	—	9,236
Net cash provided by operating activities	427,818	3,557	—	431,375

Net cash used in investing activities	(141,152)	(3,557)	—	(144,709)

	Cash Flow Data
	Fiscal 2005
	(In thousands)
		Change in	Correction of
	As	Cumulative	Inventory	As
	Reported	Effect	Valuation	Restated
Net income	$131,024	$80,997	$8,701	$220,722
Non-cash charge for the cumulative effect of accounting change	142,723	(130,424)	—	12,299
Merchandise inventories	10,885	—	(8,701)	2,184
Deferred income taxes and other	(42,657)	49,427	—	6,770

Correction of Inventory Valuation

The preceding tables include the combined effects of our corrections of our historical retail inventory method and our inventory cost deferral/vendor allowance recognition. Information detailing the individual corrections and the associated impacts on key financial statement line items by fiscal year is presented below.

Correction of Retail Inventory Method

We used a retail inventory method of accounting for merchandise inventories in our Michaels stores in fiscal years prior to 2005. We have determined that our historical retail inventory method contained certain deficiencies. A critical component of the retail inventory method is the calculation of the cost complement, or the ratio of merchandise available for sale at cost to merchandise available for sale at full retail value.  Our calculation of the cost complement did not include adjustments for shrink, store use, and certain markdowns; instead, we captured shrink, store use, and certain markdowns in ending inventory at retail value.  Excluding adjustments for shrink, store use, and certain markdowns from our retail inventory method calculation resulted in an overstatement of the cost complement used to determine ending inventory at cost, which resulted in overstating ending inventories at cost, and understating cost of sales.  To correct these deficiencies, we revised our retail inventory method to incorporate historically available information from our POS system such that we now explicitly consider shrink, store use, and certain markdowns when computing the cost complement.

As previously reported, effective as of the beginning of fiscal 2005, we changed our method of accounting for merchandise inventories from our historical retail inventory method to the weighted average cost method. As a result of this change in method, in the first quarter of fiscal 2005, we previously reported a cumulative effect of accounting change of $88.5 million, net of an income tax benefit of $54.2 million. For the full year of fiscal 2005, we previously reported that the conversion to the weighted average cost method reduced our cost of sales by approximately $300,000. The correction to our retail inventory method of accounting inherently affects the amount of the cumulative effect of accounting change we reported in fiscal 2005 and the impact to fiscal 2005 cost of sales related to the change in accounting to the weighted average cost method. The restated cumulative effect of accounting change is $7.5 million, net of an income tax benefit of $4.8 million. There is no impact to the consolidated financial statements for fiscal 2006 because we utilized the weighted average cost method.

The correction to our retail inventory method reduced fiscal 2004 net income by approximately $2.0 million, net of $1.3 million of income tax benefits.

Inventory Cost Deferral and Vendor Allowance Recognition Correction

In the fourth quarter of fiscal 2005, we previously reported that we made certain adjustments to our calculation of deferring costs related to preparing inventory for sale and for vendor allowance recognition, and recognized a $15.0 million charge (net of an income tax benefit of $8.9 million). However, as we are restating our prior years’ financial statements to correct our retail inventory method of accounting, which had a material effect on fiscal 2005, we are also recording this correction in the periods to which it relates.

Prior to the fourth quarter of fiscal 2005, we computed vendor allowances to be deferred based on the turnover rate of our store-level inventories. However, as the allowances were earned on all inventories, not just store-level inventories, we corrected our method to defer estimated vendor allowances based on the turnover rate of all inventories on hand.

Our deferral of costs related to preparing inventory for sale includes costs incurred in the operation of our distribution centers (“DC costs”) as well as purchasing and replenishment costs (“Other costs”). Prior to our correction of the deferral calculation in the fourth quarter of fiscal 2005, we combined DC and Other costs and deferred them over the inventory turnover rate of our DC-sourced inventories. The correction to our deferral calculation involved isolating DC and Other costs and deferring DC costs based on the inventory turnover rate of our DC-sourced inventories and deferring Other costs over the turnover rate of all inventories. We applied the turnover rate of all inventories to the deferral of Other costs as these costs were incurred in bringing all goods to their saleable condition in the stores, not just those sourced from our distribution centers.

The table below provides the effects of our correction to cost deferral and vendor allowance recognition on certain line items within the consolidated statements of income:

Correction of Cost Deferral and Vendor Allowances
(In thousands)
	Fiscal Year
	2005	2004

Cost of Sales	$(16,761)	$6,306
Operating Income	16,761	(6,306)
Tax Expense (Benefit)	8,060	(2,449)
Income before cumulative effect of accounting change	8,701	(3,857)

Lease Accounting Correction

In the fourth quarter of fiscal 2004, we previously reported an $8.0 million charge (net of an income tax benefit of $4.8 million) as a cumulative adjustment to earnings to correct our lease accounting associated with property leases.  This correction was based on certain views expressed in a letter of February 7, 2005 from the Office of the Chief Accountant of the SEC to the American Institute of Certified Public Accountants. Prior to our correction, we historically reported straight-line rental expense beginning on the earlier of the store opening date or the commencement date of the lease. This had the effect of excluding the pre-opening or build-out period of our stores from the calculation of the period over which we expensed rent. In addition, amounts received as tenant allowances were reflected in the balance sheet as a reduction to store leasehold improvement costs instead of classifying them as deferred lease credits. Following our review, we corrected our accounting policies such that we begin recording rent expense on the date we take possession of or control physical access to the premises. We also recognize tenant allowances as a liability and accrete the liability as a reduction to rent expense over the same period in which rent expense is calculated.

The allocation of the lease accounting charge to prior periods resulted in immaterial adjustments to the income statement for fiscal years 2002, 2003, and 2004; almost all of the previously reported charge was reflected as an adjustment to our beginning retained earnings balance for fiscal 2002. We also restated our gross property and equipment balances, our accrued liabilities, and other long-term liabilities. The changes in gross property and equipment reflect the reclassification of tenant allowances to other long-term liabilities, which were previously reflected as a reduction of property and equipment. The changes in other long-term liabilities reflect the cumulative adjustment to the accrued rent balance and deferred lease credits related to tenant allowances. We restated our long-term deferred income tax liability primarily as a result of a change in the cumulative timing differences related to deductions associated with straight-line rent expense and leasehold amortization expense.

The restatement associated with our property leases did not impact fiscal 2005 or 2006, the balance sheet as of January 28, 2006 (since all adjustments were already reflected), the timing of the payments under related leases, or future net cash flows. Our previously reported cash flows for fiscal year 2004 classified tenant allowances received during that year as a reduction of capital expenditures. Therefore, we reclassified $3.6 million of tenant allowances for fiscal 2004 from investing activities to operating activities.

Resolution of Internal Review of Historical Stock Options Grant Practices

Based on media reports regarding historical stock options practices at other publicly traded companies regarding allegations of “backdating” option grants, the Company’s Audit Committee conducted an internal review into the Company’s historical stock options practices, including a review of the Company’s underlying option grant documentation and procedures and related accounting. The Audit Committee’s internal review was conducted with the assistance of independent legal counsel and outside accounting experts. The Company’s independent registered public accounting firm was informed about the internal review. The Company also voluntarily reported the commencement of this review to the SEC.

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

The Company has also completed its separate internal review of historical stock options practices and related accounting issues from 1990 through the Merger date. In this review, the Company has been advised, with respect to specific Delaware law issues, by independent Delaware counsel and, with respect to specific Texas law issues, by independent Texas counsel. Management of the Company discussed its internal review and related judgments, described below, with the Company’s independent registered public accounting firm and the new Board of Directors and Audit Committee.

The Company historically used its stock option program as a key component of compensation for both its officers and a broad group of non-officer employees. The Company granted stock options principally, but not invariably, utilizing a process in which an authorized committee of the Board would approve stock option grants from time to time through unanimous written consent resolutions with specified effective dates that generally preceded the date on which the consents were fully executed by members of the applicable committee. From October 2001 through the Merger date, the Company continued to use unanimous written consent resolutions to grant stock options but in a modified process based on established pre-determined effective grant dates and generally pre-determined grant levels for its stock option program. Prior to October 2001, some grants were made on the basis of pre-determined grant dates and pre-determined grant levels; others were not. Most of the stock option grants during the period under review were dated prior to the approval of the grants by the Board or a Board committee for various reasons, including the design and use of the unanimous written consent process, delays in the initiation of the written consents, general administrative deficiencies, and actions taken to correct what the Company believed were mistakes or omissions in the grant process. Notwithstanding that the Audit Committee concluded that the results of the investigation did not support a finding of intentional misconduct, the Company has identified accounting issues related to certain of the stock option grants prior to October 2001.

The Company historically considered the effective date specified in an option and the effective date specified in the written consents by the applicable committee as the accounting measurement date for determining stock-based compensation expense under APB No. 25, Accounting for Stock Issued to Employees. For all of the post-October 2001 options grants through the Merger date, and for many of the pre-October 2001 options grants, the Company has concluded that the accounting measurement date historically used was correct and appropriate, and that there is no unrecognized non-cash compensation expense with respect to those grants.

Certain grants that were reviewed in the period 1990 to 2001 were considered non-routine and not made pursuant to formal or informal guidelines or generally understood policies or practices, nor made automatically under a standing Board or committee resolution. Based on the advice it received and its own review of Company records, the Company concluded that the measurement date for these certain non-routine grants would likely be considered different from the measurement date originally used in accounting for such grants. In connection with those grants, the Company is unable to definitively determine the actual measurement date based on existing records. The Company estimated the measurement date based on its knowledge of the approval process, subsequent meetings that occurred, and estimates of the time that would have lapsed to obtain documented approval for those grants. To the extent the exercise price of an option was less than the fair market value of the Company’s Common Stock on an estimated measurement date different than the original measurement date, the difference represents the Company’s estimate of the amount of non-cash compensation expense that should have been recorded over the vesting period of the option.

Based on the Company’s analysis, the amount of additional non-cash compensation cost that should have been recorded was approximately $27.1 million, net of income tax benefits of approximately $12.7 million, all of which relates to periods prior to fiscal 2001. The Company recognized this additional compensation cost as an adjustment to its beginning retained earnings balance for fiscal 2002.  The adjustment does not affect results of operations or the statement of cash flows in any period presented in the Company’s Form 10-K for fiscal 2006. All stock options in question were exercised prior to the end of fiscal 2005. There was no impact on total stockholders’ equity (deficit) as of the end of each of the fiscal years 2005 and 2006.

The table below provides the compensation expense and related income tax benefit by year, including the cumulative effect on retained earnings, for all prior fiscal periods subject to the review:

	Pre-Tax	Income Tax	Total
Fiscal Year	Adjustment	Benefit	Impact
1990	$2,203	$879	$1,324
1991	1,095	443	652
1992	1,398	547	851
1993	1,722	660	1,062
1994	2,115	796	1,319
1995	2,916	1,207	1,709
1996	19,040	4,561	14,479
1997	3,235	1,229	2,006
1998	602	229	373
1999	4,805	1,881	2,924
2000	664	266	398
2001	—	—	—
Cumulative effect at February 2, 2002	$39,795	$12,698	$27,097
2002	—	—	—
2003	—	—	—
2004	—	—	—
2005	—	—	—
2006	—	—	—
Total	$39,795	$12,698	$27,097

Based on the Company’s evaluation, the Company believes that previously deducted compensation related to exercised stock options that is now considered non-deductible under Section 162(m) of the Internal Revenue Code is immaterial to the results of operations, cash flow, or the Company’s financial position.

Note 3.   Merger Transaction

On October 31, 2006, substantially all of the Common Stock of Michaels Stores, Inc. was acquired through a merger transaction (the “Merger”) by affiliates of two private investment firms, Bain Capital Partners, LLC and The Blackstone Group  (collectively, together with their applicable affiliates, the “Sponsors”), with certain shares retained by affiliates of Highfields Capital Partners (a then-existing shareholder of Michaels Stores, Inc.). As a result of the Merger, Michaels Holdings LLC, an entity controlled by the Sponsors, owns approximately 93.3% of our outstanding Common Stock, which is no longer publicly traded. We accounted for the Merger as a leveraged recapitalization whereby the historical book value of the assets and liabilities of Michaels will be maintained with no push down accounting required.

The Merger consideration paid to then-existing equity holders was approximately $5.8 billion, with fees and expenses totaling an additional $239.7 million. The purchase price was funded by:

•                  Aggregate cash equity contribution by the Sponsors of  approximately $1.7 billion;

•                  Retention of certain shares held by affiliates of Highfields Capital Partners totaling $110.0 million;

•                  The issuance of the following debt (See Note 6 for further information concerning our issuance of debt):

•                  $750.0 million of 10% Senior Notes due 2014;

•      $400.0 million of 11 3/8% Senior Subordinated Notes due 2016;

•                  $250.0 million of 13% Subordinated Discount Notes due 2016;

•                  $2.4 billion Senior secured term loan facility; and,

•                  $400.0 million of borrowings under our Asset-based revolving credit facility.

•                  Our available cash as of the date of the Merger.

The Merger occurred simultaneously with the closing of the financing and equity transactions described above as well as the termination of our previous $300 million senior unsecured credit facility with Bank of America, N.A (Credit Agreement).

In connection with the completion of the Merger, we entered into management agreements with each of the Sponsors pursuant to which the Sponsors will provide management services to us until December 31, 2016, with evergreen extensions thereafter.  Pursuant to these agreements, the Sponsors will receive an aggregate annual management fee equal to $12.0 million and reimbursement for out-of-pocket expenses incurred by them in connection with the provision of services pursuant to the agreements.  In addition, pursuant to these agreements, the Sponsors received, in connection with the completion of the Merger, aggregate transaction fees of approximately $60.0 million in connection with services provided by them related to the Merger.  Finally, the management agreements provide that the Sponsors are entitled to receive fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions of 1% of the gross transaction value of any such transaction.  The management agreements include customary exculpation and indemnification provisions in favor of the Sponsors.  The management agreements may be terminated by the Sponsors at any time and terminate automatically upon an initial public offering or a change of control unless we and the Sponsors determine otherwise.  Upon termination, each provider of management services will be entitled to a termination fee calculated based on the present value of the annual fees due during the remaining period from the date of termination to the tenth anniversary of the date of the Merger.

In connection with the completion of the Merger, we entered into a management agreement with Highfields Capital Management LP, an affiliate of the Highfields Capital Partners, that provides for an annual management fee of $1.0 million for services that Highfields Capital Management LP renders to us following the completion of the Merger.

During fiscal 2006, we expensed approximately $239.7 million of Merger-related costs, of which $205.4 million was classified as transaction expenses and $33.6 million was classified as related party expenses in our consolidated statement of income; the remaining $700,000 was classified as interest expense.  See Note 13 for further information concerning related party expenses. Of the $239.7 million recorded in fiscal 2006, $218.0 million was recorded in our fourth quarter of fiscal 2006.  Approximately $138.3 million of the $239.7 million consisted of compensation expense (primarily share-based compensation) and $100.0 million was related to investment banking, legal, accounting, and other professional fees.

We capitalized $124.7 million of costs related to our issuance of various debt instruments.  We amortize the deferred financing costs over the lives of the respective debt agreements (which range from five to ten years) and record the amortization to interest expense. As further described in Note 13 below, we paid $3 million to each of Charles Wyly and Sam Wyly pursuant to a Separation Agreement.  We capitalized the Separation Agreements and amortize them over their two year lives. Our expected amortization expense pertaining to the deferred financing costs and Separation Agreements for each of the next five fiscal years and thereafter is as follows:

	Fiscal Year
	(in thousands)
	2007	2008	2009	2010	2011	Thereafter
Amortization Expense	$20,201	$19,409	$17,195	$17,189	$15,968	$35,438

Note 4.  Changes in Accounting

Transition to Cost Accounting—We changed our method of accounting for merchandise inventories from a retail inventory method to the weighted average cost method in the fourth quarter of fiscal 2005, effective as of the beginning of that fiscal year. We believe the weighted average cost method is preferable because we believe it:

•             results in greater precision in the determination of cost of sales and inventories as each store/SKU combination is supported by perpetual records valued at cost using SKU level purchase order inputs, allowing for a reduction in the number of significant management estimates that were used in our retail inventory method;

•             provides greater insight into shrink using more accurate periodic shrink expense analysis and reporting at the store/SKU level;

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

The effect of this change was presented in the income statement as a cumulative effect of a change in accounting principle of $7.5 million, which is net of an income tax benefit of $4.8 million. The inventory balance as of the beginning of fiscal 2005 was approximately $777.1 million on the weighted average cost method, which was approximately $12.3 million lower than the inventory balance reported under our retail inventory method. The effect of the change for fiscal 2004 is not determinable as the information required to value inventory on the weighted average cost method for fiscal 2004 is not available.

Under our retail inventory method, ending inventory incorporates shrink, store use, and certain markdowns in an implicit manner and these items did not require an explicit reserve component. Under the weighted average cost method, shrink reserves are an explicit component of our inventory valuation. Upon implementation of the weighted average cost method at the beginning of fiscal 2005, reserves of $28.7 million were established for shrink in our Michaels stores. Inventory, net of shrink reserves, in our Michaels stores as of the beginning of fiscal 2005, under weighted average cost, was $3.2 million lower than fiscal 2004 ending inventory under our retail inventory method, net of shrink, store use, and certain markdowns. Other inventory reserves (including excess and obsolescence and lower of cost or market) under the retail inventory method were $3.7 million and such reserves at the inception of the weighted average cost method were $9.8 million. The changes in these reserves are a component of the cumulative effect of accounting change reported on our consolidated statement of income.

Adoption of SFAS No. 123(R)—We elected to early adopt SFAS No. 123(R), Share-Based Payment, in the fourth quarter of fiscal 2005. This accounting standard requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value over the requisite service period. We applied the provisions of the modified retrospective transition method as permitted by SFAS No. 123(R) from the beginning of fiscal 2005. As a result, we recorded compensation expense for unvested awards based on the amounts previously determined for pro forma disclosure under SFAS No. 123, Accounting for Stock-Based Compensation, for the first three quarters of fiscal 2005 and under the provisions of SFAS No. 123(R) for the fourth quarter of fiscal 2005.

Note 5.  Detail of Certain Balance Sheet Accounts

	February 3, 2007	January 28, 2006
	(In thousands)
Property and equipment:
Land and buildings	$1,619	$1,619
Fixtures and equipment	846,545	765,199
Leasehold improvements	274,784	244,383
	$1,122,948	$1,011,201

Accrued liabilities and other:
Salaries, bonuses, and other payroll-related costs	$123,902	$112,888
Taxes, other than income and payroll	46,887	38,097
Rent and common area maintenance	9,623	9,217
Gift certificate and gift card liability	21,649	19,701
Property and general liability insurance	10,782	8,977
Deferred revenue	9,198	17,656
Dividend payable	—	13,377
Professional fees and litigation settlements	6,142	3,280
Other	62,248	59,306
	$290,431	$282,499

Note 6.  Debt

9 1/4 Senior Notes due 2009

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

Credit Agreement

On November 18, 2005, we entered into a new five-year, $300 million senior unsecured credit facility with Bank of America, N.A. and other lenders. The $300 million Credit Agreement replaced our then-existing $200 million revolving credit facility with Fleet National Bank and the other lenders, which we terminated immediately prior to entering into our new $300 million Credit Agreement. We were in compliance with all terms and conditions of our $200 million credit agreement through the termination date, and we did not incur any early termination penalties in connection with its termination. No borrowings were outstanding under our $200 million credit agreement as of January 29, 2005, or at any time during fiscal 2005.

Upon the Merger of the Company, as discussed in Note 3 to these consolidated financial statements, we terminated our  $300 million Credit Agreement. We were in compliance with all terms and conditions of our $300 million Credit Agreement through the termination date, and we did not incur any early termination penalties in connection with its termination. No borrowings were outstanding under our $300 million Credit Agreement at any time during fiscal 2006.

To finance the Merger, we issued 10% Senior Notes due 2014, 11 3/8% Senior Subordinated Notes due 2016, and 13% Subordinated Discount Notes due 2016 (collectively, the “Notes”).  We also executed an asset-based revolving credit facility as well as a senior secured term loan facility (collectively, the “Senior Credit Facilities”).

As of February 3, 2007, our debt consisted of the following:

	Principal	Interest Rate
	(In thousands)
Senior notes	$750,000	10.000%
Senior subordinated notes	400,000	11.375%
Subordinated discount notes	258,620	13.000%
Senior secured term loan	2,344,125	Variable
Asset-based revolving credit facility	205,765	Variable
Total debt	3,958,510

Less current portion	229,765
Long-term debt	$3,728,745

We had no debt outstanding as of January 28, 2006.

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

On and after November 1, 2011, we may redeem all or part of the Subordinated Discount Notes at the redemption prices (expressed as percentages of Accreted Value of the Subordinated Discount Notes to be redeemed) set forth below, plus accrued and unpaid interest and Additional Interest (to the extent not already included in Accreted Value) as of the applicable date of redemption (if redeemed during the twelve-month period beginning on November 1 of each of the years indicated below:

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

Asset-based revolving credit facility

On October 31, 2006, we executed a senior secured asset-based revolving credit facility with Banc of America, N.A. and other lenders (“Asset-based revolving credit facility”). The Asset-based revolving credit facility provides senior secured financing of up to $1.0 billion, subject to a borrowing base as described below. As of February 3, 2007, the borrowing base was $722.1 million, of which we borrowed $205.8 million, which was classified as current debt on our balance sheet.  Borrowing capacity is available for letters of credit and borrowings on same-day notice (“Swingline Loans”).

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

The Asset-based revolving credit facility provides us with the right to request up to $200.0 million of additional commitments under this facility.  The lenders under this facility are not under any obligation to provide any such additional commitments, and any increase in commitments is subject to customary conditions precedent.  If we were to request any such additional commitments, and the existing lenders or new lenders were to agree to provide such commitments, the facility size could be increased to up to $1.2 billion, but our ability to borrow under this facility would still be limited by the amount of the borrowing base.

Borrowings under the Asset-based revolving credit facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds effective rate plus  1/2 of 1% or (b) a LIBOR rate subject to certain adjustments, in each case plus an applicable margin. The initial applicable margin for borrowings is 0.50% for base rate borrowings and 1.50% for LIBOR borrowings. With respect to any last out tranche borrowings, the initial applicable margin is 1.50% for base rate borrowings and 2.50% for LIBOR borrowings. The applicable margin is subject to adjustment each fiscal quarter based on the excess availability under the Asset-based revolving credit facility.  Swingline Loans bear interest at a rate per annum equal to the base rate plus the applicable margin.

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

Borrowings under the Senior secured term loan facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank and (2) the federal funds effective rate plus  1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. At issuance date, the applicable margin was 2.00% with respect to base rate borrowings and 3.00% with respect to LIBOR borrowings, subject to downward adjustment based on the leverage and ratings thresholds set forth in the Senior secured term loan facility agreement. During the fourth quarter of fiscal 2006, we amended the Senior secured term loan facility such that the applicable margin with respect to the LIBOR borrowings was lowered from 3.00% to 2.75%. On April 30, 2007, in an effort to lower our interest rate, we launched an initiative to reprice the Senior secured term loan facility. We will not know if the repricing is successful until after the date of this filing.

During the first quarter of fiscal 2007, we executed an interest rate collar to hedge our variability of cash flows associated with our interest payments on our Senior secured term loan that result from fluctuations in the three-month LIBOR rate. We expect to account for the interest rate collar as a cash flow hedge. The interest rate collar provides a fixed interest rate, with respect to the three-month LIBOR rate, at a cap of 6.0% and a floor of 3.21% for the periods and notional values of the Senior secured term loan facility listed below. The fair value of the interest rate collar was $0 at inception. Settlement occurs once per quarter.

Period	Notional Amount
(In millions)
March 2, 2007 - April 29, 2008	$1,755
April 30, 2008 - April 29, 2009	1,070
April 30, 2009 - April 30, 2010	535

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

The Senior secured term loan facility requires us to satisfy and maintain a consolidated secured debt ratio that is no greater than 4.0 to 1.0, with our first compliance date beginning with the twelve months ended February 2, 2008.  In addition, the Senior secured term loan facility contains a number of negative covenants that are substantially similar (but more restrictive in certain respects) to those governing the Senior Notes as well as certain other customary affirmative and negative covenants as well as events of default.

The aggregate amounts of scheduled maturities of our debt for the next five years and thereafter are as follows:

Fiscal Year	Amount
(In thousands)
2007	$229,765
2008	24,000
2009	24,000
2010	24,000
2011	24,000
Thereafter	3,632,745
3,958,510
Interest accretion on 13% Subordinated Discount Notes	210,780
Total	$4,169,290

The weighted average interest rate of the current portion of our long-term debt as of February 3, 2007 was 7.6%.

The table below provides the carrying and fair values of our fixed rate debt as of February 3, 2007. Fair value was determined based on quoted market prices.

	Carrying Value	Fair Value
	(In thousands)
Senior Notes	$750,000	$804,375
Senior Subordinated Notes	400,000	432,500
Subordinated Discount Notes	258,620	339,740

Unused letters of credit as of February 3, 2007 totaled $134.9 million.

Note 7.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities as of the respective year-end balance sheets are as follows:

	Deferred Tax Asset (Liability)
	February 3, 2007		January 28, 2006 (as restated)
	Current	Noncurrent	Current	Noncurrent
	(In thousands)
Net operating loss, general business credit, and alternative minimum tax credit carryforwards	$—	$10,094	$—	$7,366
Accrued expenses	14,868	569	32,134	31,692
Deferred rent	—	15,583	—	15,993
Other deferred tax assets	25,203	9,354	5,650	8,336
Valuation allowance	—	(6,462)	—	(761)
Depreciation and amortization	—	(40,787)	—	(53,365)
Translation adjustment	(10)	(4,694)	—	(5,459)
Other deferred tax liabilities	(4,845)	(12,796)	(3,722)	(6,605)
	$35,216	$(29,139)	$34,062	$(2,803)
Net deferred tax assets		$6,077		$31,259

The federal and state income tax provision is as follows:

	Fiscal Year
	2006	2005 (as restated)	2004 (as restated)
	(In thousands)
Federal:
Current	$32,490	$95,995	$94,210
Deferred	8,689	19,625	752
Total federal income tax provision	41,179	115,620	94,962

State:
Current	4,411	14,029	19,018
Deferred	6,752	(2,667)	1,922
Total state income tax provision	11,163	11,362	20,940

International:
Current	14,309	10,553	9,140
Deferred	2,235	2,888	(2,055)
Total international income tax provision	16,544	13,441	7,085

Total income tax provision	$68,886	$140,423	$122,987

The current federal and state income tax payable for fiscal 2005 includes a reduction in taxes of approximately $57 million, which relates to the change in our tax inventory accounting method, which was approved by the Internal Revenue Service during fiscal 2006.

The reconciliation between the actual income tax provision and the income tax provision calculated by applying the federal statutory rate is as follows:

	Fiscal Year
	2006	2005 (as restated)	2004 (as restated)
	(In thousands)

Income tax provision at statutory rate	$38,494	$129,023	$114,429
State income taxes, net of federal income tax effect	1,550	10,980	13,448
Non-deductible Merger costs	25,102	—	—
Valuation allowance	5,701	330	431
Other	(1,961)	90	(5,321)
Total income tax provision	$68,886	$140,423	$122,987

At February 3, 2007, we had state net operating loss carryforwards to reduce future taxable income of approximately $151 million expiring at various dates between fiscal 2007 and fiscal 2027. The valuation allowance related to state net operating loss carryforwards was increased to $9.9 million in fiscal 2006 to reserve for state operating loss carryforwards which we believe are more likely than not that we will be unable to deduct these amounts.

Note 8.  Share-Based Compensation

On May 10, 2005, our Board of Directors adopted our 2005 Incentive Compensation Plan (the “2005 Plan”) authorizing the grant of options, appreciation rights, restricted shares of our Common Stock, restricted stock units, performance shares, performance units, and senior executive plan bonuses.

The 2005 Plan was approved by our stockholders at our Annual Meeting of Stockholders on June 16, 2005. Concurrent with stockholder approval, we ceased granting options under the 1997 Stock Option Plan, 2001 General Stock Option Plan, and the 2001 Employee Stock Option Plan. Awards outstanding under the previous plans remained in effect according to their respective terms and provisions. Generally, options and restricted shares issued to employees under the plans had a five year term and vested over a three year period following the date of grant, while options issued to directors under the plans had a five year term and vested immediately.

         As more fully described in Note 4, we elected to early adopt SFAS No. 123(R), Share-Based Payment, in the fourth quarter of fiscal 2005. We applied the provisions of the modified retrospective transition method from the beginning of fiscal 2005. As a result, we recorded compensation expense for unvested awards based on the amounts previously determined for pro forma disclosure under SFAS No. 123, Accounting for Stock-Based Compensation, for the first three quarters of fiscal 2005. Beginning in the fourth quarter of fiscal 2005, compensation cost was recorded based on the grant date fair value of the award and ratably recognized as expense over the effective vesting period.

On June 30, 2006, the then-Board of Directors approved a resolution that provided for a contingent cash settlement feature within the options granted under the various plans. The cash settlement feature was contingent upon consummation of the Merger. On the Merger date, all options outstanding as of the Merger date were exchanged for the right to receive the excess of $44.00 per share over the exercise price of the underlying option.  There were no options outstanding as of February 3, 2007.

The fair value for options granted under SFAS No. 123(R) was estimated at the date of grant using the Black-Scholes-Merton option valuation model with the following assumptions:

	Fiscal Year
Assumptions (1)	2006	2005	2004
Risk-free interest rates (2)	4.6% - 4.9%	3.5% - 4.4%	2.4%- 3.4%
Expected dividend yield	1.0%	0.8% - 1.2%	0.9% - 1.1%
Expected volatility rates of our Common Stock (3)	22.6% - 30.6%	28.3% - 45.7%	45.9% - 50.2%
Expected life of options (in years) (4)	2.5 - 3.0	2.5 - 3.2	3.1 - 3.3

The footnotes to the assumptions relate to fiscal 2006 and fiscal 2005 only.

(1)       Forfeitures were estimated based on historical experience.

(2)       Based on constant maturity interest rates for U.S. Treasury instruments with terms consistent with the expected lives of the awards.

(3)       We considered both the historical volatility of our Common Stock price as well as implied volatilities from the exchange-traded options on our Common Stock.

(4)       Expected lives were based on an analysis of historical exercise and post-vesting employment termination behavior.

Our fiscal 2006 stock option activity and other summary data are summarized in the following tables:

	Fiscal Year 2006 Activity
	Outstanding at Beginning of Year	Granted	Exercised	Forfeited/ Expired	Outstanding at End of Year
	(In thousands except per share data )

Number of options	35,165	361	(34,540)	(986)	–

Weighted average exercise price	$8.39	$11.71	$8.37	$11.09	$–

As of the beginning of fiscal 2006, there were 6.2 million nonvested options with a weighted average fair value of $10.41.

	Fiscal Year
	2006	2005	2004
	(In thousands, except per share data)

Weighted average fair value of options granted during the year (per share)	$2.47	$4.16	$3.04
Total intrinsic value of options exercised during the year	$214,196	$58,055	$57,516
Total fair value of options that vested during the year	$78,323	$26,014	$29,411

Note 9.  Retirement Plans

We sponsor a 401(k) Savings Plan for our eligible employees and certain of our subsidiaries. Participation in the 401(k) Savings Plan is voluntary and available to any employee who is 21 years of age and has completed 500 hours of service in a six-month eligibility period. Participants may elect to contribute up to 15% of their considered compensation on a pre-tax basis and up to 10% on an after-tax basis. In accordance with the provisions of the 401(k) Savings Plan, we make a matching cash contribution to the account of each participant in an amount equal to 50% of the participant’s pre-tax contributions that do not exceed 6% of the participant’s considered compensation for the year. Matching contributions, and the actual earnings thereon, vest to the participants based on years of continuous service, with 100% vesting after three years. Our matching contribution expense, net of forfeitures, was $2.6 million for each of fiscal 2006 and 2005 and $2.2 million for fiscal 2004.

Prior to the Merger, we sponsored the Michaels Stores, Inc. Deferred Compensation Plan to provide eligible employees, directors, and certain consultants the opportunity to defer receipt of current compensation. The amount of compensation deferred by each participant electing to participate in the Deferred Compensation Plan was determined in accordance with the terms of the Deferred Compensation Plan, based on elections by the plan participants and paid in accordance with the terms of the Deferred Compensation Plan. We provided matching cash contributions equal to 50% of the participant’s pre-tax contributions that did not exceed 6% of the participant’s considered compensation deferred under the Deferred Compensation Plan, reduced by the matching contributions credited to the participant under our 401(k) Savings Plan. Our matching contribution expense was $373,000, $452,000, and $423,000, for fiscal 2006, 2005, and 2004, respectively. Upon consummation of the Merger, we terminated the Deferred Compensation Plan and paid all associated obligations.

Note 10.  Commitments and Contingencies

Commitments

We operate stores and use distribution centers, office facilities, and equipment that are generally leased under non-cancelable operating leases, the majority of which provide for renewal options. Future minimum annual rental commitments for all non-cancelable operating leases as of February 3, 2007 are as follows (in thousands):

For the Fiscal Year:
2007	$298,213
2008	283,814
2009	254,051
2010	215,294
2011	175,913
Thereafter	504,318
Total minimum rental commitments	$1,731,603

Rental expense applicable to non-cancelable operating leases was $279.9 million, $263.2 million, and $243.5 million, in fiscal 2006, 2005, and 2004, respectively.

Shareholder Claims

State Court Litigation

The Company is a defendant in a consolidated action filed by purported former shareholders Julie Fathergill, Feivel Gottlieb, and Roberta Schuman, who seek to represent a class of other former shareholders.  The action is a consolidation of three previously-filed lawsuits and is pending in the 192nd District Court for Dallas County, Texas.  The plaintiffs’ claims arise out of the Merger and, in addition to Michaels, the plaintiffs name as defendants certain former and then-current officers and directors of Michaels and certain other entities involved in the Merger or affiliated therewith.  The plaintiffs allege that the Merger was procedurally and financially unfair to Michaels’ then-shareholders and assert claims for breach of fiduciary duty against the individual defendants and claims for aiding and abetting such breaches against the entities.  Among other things, plaintiffs seek (i) a declaration that the Merger is void and ordering it rescinded; (ii) an accounting for, disgorgement of, and the imposition of a constructive trust on, property and profits received by the defendants; and (iii) unspecified damages, including rescissory damages. We are unable to estimate a range of possible loss, if any, in this claim, and intend to defend this lawsuit vigorously.

Federal Court Litigation

The Company is also a defendant in a consolidated action filed by former purported shareholders Massachusetts Laborers’ Annuity Fund, Albert Hulliung, and James and Christine Ziolkowski, who seek to represent a class of other former shareholders.  This action is a consolidation of three previously-filed actions and is pending in the United States District Court, Northern District of Texas, Dallas Division.

On September 6, 2006, Massachusetts Laborers’ Annuity Fund filed a putative class action on behalf of itself and former holders of Michaels Common Stock.  The lawsuit named Michaels and all of its then-current directors as defendants.  The plaintiff alleged that the defendants misrepresented and/or omitted material facts in Michaels’ annual proxy statements for 2004, 2005 and 2006, including, among other things, that Michaels’ reported financial results inflated its reported earnings by not properly recording stock-based compensation expense relating to the granting of stock options, that problems with Michaels’ internal controls prevented it from issuing accurate financial reports and projections, and that Michaels’ directors had received and acquiesced in the granting of backdated stock options.  The plaintiff asserted claims against all of the defendants of (a) violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder and (b) violations of Section 20(a) of the Securities Exchange Act of 1934.  The plaintiff sought, among other relief, an indeterminate amount of damages from the defendants and equitable or injunctive relief, including the rescission of stock option grants.  By an order dated December 8, 2006, Massachusetts Laborers’ Annuity Fund was named the lead plaintiff in this action.

On November 27, 2006, Albert Hulliung and James and Christine Ziolkowski (who had previously filed two separate stockholder derivative actions, which were consolidated on November 7, 2006) filed a consolidated class action complaint against Michaels and certain of its former officers and directors on behalf of a class of other former shareholders.  The consolidated complaint alleged that the defendants misrepresented and/or omitted material facts in Michaels’ annual proxy statements for 1993 through 2006, including, among other things, failing to disclose Michaels’ and the defendants’ alleged option backdating practices and the fact that Michaels and the defendants had reported false financial statements as a result of those practices.  The consolidated complaint also alleged that the proxy statements failed to disclose: (a) that Michaels had problems with its internal controls that prevented it from issuing accurate financial reports and projections; (b) that because of improperly recorded stock-based compensation expenses, Michaels’ reported financial results violated GAAP; (c) that Michaels’ public disclosures presented an inflated view of Michaels’ earnings by understating Michaels’s past compensation expenses; (d) that Michaels faced substantial liability for its past and ongoing backdating practices; and (e) that Michaels’ directors had received and acquiesced in the granting of backdated stock options.  The plaintiffs asserted claims against all defendants for violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder, and sought, among other relief, an indeterminate amount of damages from the defendants, as well as an award of attorneys fees and costs.

By an order dated February 1, 2007, the Massachusetts Laborers’ Annuity Fund action was consolidated with the Hulliung/Ziolkowski action. We are unable to estimate a range of possible loss, if any, in these claims, and intend to defend this lawsuit vigorously.

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

Clark Claim

On July 13, 2005, Michael Clark, a former Michaels store assistant manager, and Lucinda Prouty, a former Michaels store department manager, commenced a purported class action proceeding against Michaels Stores, Inc. on behalf of themselves and current and former hourly retail employees employed in California from July 13, 2001 to the present. The Clark suit was filed in the Superior Court of California, County of San Diego, and alleges that Michaels failed to pay overtime wages, provide meal and rest periods (or compensation in lieu thereof), and provide itemized employee wage statements. The Clark suit also alleges that this conduct was in breach of California’s unfair competition law. The plaintiffs seek injunctive relief, damages for unpaid overtime pay, meal break penalties, waiting time penalties, interest, and attorneys’ fees and costs. Under the Class Action Fairness Act, we removed the case to federal court on August 5, 2005. The parties participated in a voluntary mediation on October 16, 2006 and have reached a tentative settlement of the case.  Contingent on court approval, the parties have agreed to a claims made process, with no material impact on our statement of operations, balance sheet, or cash flows for any period presented.

Morris Claim

On November 16, 2005, Geoffrey Morris, a former Aaron Brothers employee in San Diego, California, commenced a purported class action proceeding against Aaron Brothers, Inc. on behalf of himself and current and former Aaron Brothers employees in California from November 16, 2001 to the present. The Morris suit was filed in the Superior Court of California, County of San Diego, and alleges that Aaron Brothers failed to pay overtime wages, reimburse the plaintiff for necessary expenses (including the cost of gas used in driving his car for business purposes), and provide adequate meal and rest breaks (or compensation in lieu thereof). The Morris suit also alleges that this conduct was in breach of California’s unfair competition law. The plaintiff seeks injunctive relief, damages for unpaid overtime pay, meal break penalties, waiting time penalties, interest, and attorneys’ fees and costs. Morris filed an Amended Complaint on June 8, 2006 and now seeks to represent a class of current and former assistant managers only. The parties participated in a voluntary mediation on December 15, 2006 and have reached a tentative settlement of the case. Contingent on final court approval, the parties have agreed to a claims made process, with no material impact on our statement of operations, balance sheet, or cash flows for any period presented.

DeJoseph Claim

On December 29, 2006, John DeJoseph, a former Michaels store manager in Valencia, California, commenced a purported class action proceeding against Michaels Stores, Inc. on behalf of himself and current and former salaried store employees employed in California from May 10, 2002 to the present. The DeJoseph suit was filed in the Superior Court of California, County of Los Angeles.  The DeJoseph suit alleges that Michaels failed to pay overtime wages,  provide meal periods, accurately record hours worked, provide itemized employee wage statements, and that Michaels unlawfully made deductions from employees’ earnings.  The DeJoseph suit additionally alleges that the foregoing conduct was in breach of California’s unfair competition law.  The plaintiff seeks injunctive relief, damages for unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs.  We have begun investigation into the plaintiff’s claims. We believe we have certain meritorious defenses and intend to defend this lawsuit vigorously. We are unable to estimate a range of loss, if any, in this case.

Torgerson Claim

On January 26, 2007, Katherine Torgerson, a former “lead framer” for Aaron Brothers in San Diego, California, filed a purported class action proceeding in the Superior Court of California, County of San Diego.  Torgerson filed this action against Aaron Brothers, Inc. on behalf of herself and all current and former California-based leads or keyholders.  The Torgerson suit alleges that Aaron Brothers failed to provide its leads and keyholders with adequate meal and rest breaks (or compensation in lieu thereof) and accurate wage statements.  The Torgerson suit additionally alleges that the foregoing conduct was in breach of California’s unfair competition law.   The plaintiff seeks injunctive relief, compensatory damages, meal and rest break penalties, waiting time penalties, interest, and attorneys’ fees and costs.  We believe we have certain meritorious defenses and intend to defend this lawsuit vigorously. We are unable to estimate a range of loss, if any, in this case.

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

Certain of these trusts and corporate subsidiaries of the trusts acquired securities of Michaels in transactions directly or indirectly with Charles J. Wyly, Jr. and Sam Wyly, who were, respectively, Chairman and Vice Chairman of the Board of Directors prior to the consummation of the Merger, or with other Wyly family members. In addition, subsidiaries of certain of these trusts acquired securities directly from us in private placement transactions in 1996 and 1997 and upon the exercise of stock options transferred, directly or indirectly, to the trusts or their subsidiaries by Charles Wyly, Sam Wyly, or other Wyly family members.

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

Charles Wyly and Sam Wyly filed an amended Schedule 13D with the SEC on April 8, 2005, stating that they may be deemed the beneficial owners of Michaels securities held directly or indirectly by the non-U.S. trusts.  In our 2005 and 2006 proxy statements, we included the securities held in the non-U.S. trusts or their separate subsidiaries, as reported by the Wylys, in the beneficial ownership table of our principal stockholders and management, with appropriate footnotes.

Charles Wyly and Sam Wyly had not historically reported purchases and sales of Michaels securities by the non-U.S. trusts and their subsidiaries in reports filed by them with the SEC under Section 16 of the Securities Exchange Act of 1934. In an April 2005 letter from their counsel, Charles Wyly and Sam Wyly undertook to file any additional required Section 16 reports and to pay us the amount of any Section 16 liability. Charles Wyly and Sam Wyly have not filed additional or amended Section 16 reports with respect to the transactions in question. They have, however, since June 2005, reported on Form 4 filings the ownership of Michaels securities by the non-U.S. trusts and their subsidiaries and the sales of such securities in connection with the Merger.  In those filings, Charles Wyly and Sam Wyly have disclaimed beneficial ownership of the securities except to the extent of a pecuniary interest in the securities.

Charles Wyly and Sam Wyly made a proposal to settle the issue, without admitting or denying that they have or had, for Section 16 purposes, beneficial ownership of Michaels securities that are or were held by the non-U.S. trusts or their subsidiaries. Following that proposal, on March 15, 2006, the Board of Directors appointed a special committee of the Board to investigate and make decisions on behalf of Michaels with respect to the potential Section 16 liability issue. The special committee was also given authority to investigate and respond to the governmental inquiries, described above. The special committee had retained independent counsel to advise it in these matters.

In connection with the consummation of the Merger, all the members of the Board of Directors, including the members of the special committee, resigned.  As a result, the committee no longer exists, and authority concerning those matters has now reverted to the new Board of Directors.  The independent counsel retained by the special committee is now advising the Company.  The Company and Charles Wyly, Sam Wyly and Evan Wyly entered into tolling agreements that suspended the running of applicable statutes of limitations periods and similar defenses to the potential Section 16 claims from November 6, 2006 through October 5, 2007.

Stock Options Inquiry

On June 15, 2006, following Michaels’ announcement that its Audit Committee had initiated an internal review, referred to below, into the Company’s historical stock options practices, Michaels received a letter from the Division of Enforcement of the SEC requesting that the Company preserve all documents concerning its granting of stock options from 1990 through the present and stating that the SEC intended to request production of such documents in the future. In a letter dated November 15, 2006, the Division requested the documents. A June 16, 2006 grand jury subpoena issued by the U.S. District Court for the Southern District of New York requesting documents relating to the granting of stock options during the period 1996 to the present was withdrawn in connection with a July 27, 2006 grand jury subpoena issued by the U.S. District Court for the Northern District of Texas on behalf of the Fraud section of the Department of Justice requesting documents relating to the granting of stock options during the same period.  We are cooperating in these inquiries and have provided information in response to the requests.

On August 28, 2006, the Board of Directors appointed a special committee of the Board to investigate and make decisions on behalf of Michaels with respect to these subpoenas and any stock option grant issue raised by the SEC. This committee no longer exists as a result of the resignation of the members of the Board of Directors, including the members of this committee, in connection with the consummation of the Merger, and the authority previously given to the committee has now reverted to the new Board of Directors.

The Company’s Audit Committee conducted an internal review into the Company’s historical stock options practices and concluded that the results of the review did not support a finding of intentional misconduct.  Company management also undertook an internal review of historical stock options practices and related accounting issues from 1990 through the Merger date.  See Note 2 to these consolidated financial statements for more detailed information concerning the Audit Committee internal review and management’s internal review, including management’s conclusions.

Pending shareholder lawsuits against the Company, the then-current and certain former directors, and certain then-current and former officers of Michaels also include claims relating to the Company’s historical stock options practices. See “Shareholder Claims” above.

General

We are a defendant from time to time in lawsuits incidental to our business. Based on currently available information, we believe that resolution of all known contingencies is uncertain. There can be no assurance that future costs of such litigation would not be material to our financial position, results of operations, or cash flows.

Note 11.  Concentration of Credit Risk

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

Note 12.  Segments and Geographic Information

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

Subsequent to the Merger, our chief operating decision makers evaluate historical operating performance, plan and forecast future periods’ operating performance, and base incentive compensation targets for certain management personnel on earnings before interest, income taxes, and depreciation and amortization (“EBITDA”). A reconciliation of income before income taxes and cumulative effect of accounting change to EBITDA is presented below. Segment income for fiscal years 2005 and 2004 were restated to conform to current year presentation.

	Fiscal Year
	2006	2005	2004
Income before income taxes and cumulative effect of accounting change	$109,982	$368,636	$326,941
Interest expense	104,548	22,409	20,434
Interest income	(9,631)	(7,945)	(4,570)
Depreciation and amortization	118,622	100,074	89,270
EBITDA	$323,521	$483,174	$432,075

Our sales and assets by country are as follows:

	Net Sales	Total Assets
	(in thousands)
Fiscal 2006
United States	$3,599,904	$1,610,438
Canada	265,072	82,564
Consolidated total	$3,864,976	$1,693,002

Fiscal 2005:
United States	$3,451,696	$1,809,945
Canada	224,669	65,688
Consolidated total	$3,676,365	$1,875,633

Fiscal 2004:
United States	$3,216,152	$1,966,640
Canada	177,099	55,400
Consolidated total	$3,393,251	$2,022,040

We present assets based on their physical, geographic location. Certain assets located in the United States are also used to support our Canadian operations, but we do not allocate these assets to Canada.

Note 13.  Related Party Transactions

Donald R. Miller, Jr., the son-in-law of Charles J. Wyly, Jr., was Vice President — Market Development of Michaels until his departure on November 1, 2006.  In fiscal 2006, we paid Mr. Miller $212,000 in salary.  Mr. Miller also earned a fiscal 2006 cash bonus of $80,153 and received $177,470 in other fiscal 2006 compensation, including premium payments for life and long-term disability insurance, Company contributions to the 401(k) plan, medical benefits, other perquisites and personal benefits and tax gross-up payments.  In addition, upon his resignation, Mr. Miller became entitled to severance benefits under a Change in Control Agreement dated April 26, 2006, and a bonus under a Change in Control Bonus Plan, the terms of each of which are described under “Executive and Director Compensation — Potential Payments upon Termination or Change in Control — Rights and Potential Payments Upon a Change in Control.”  Under the Agreement and Plan, Mr. Miller was paid the aggregate amount of $867,000 and became entitled to a continuation for two years of welfare and fringe benefits, at an estimated cost to the Company of $73,493.  Mr. Miller is also entitled to reimbursement for outplacement services of up to $50,000.

As more fully described in Note 3, we paid the Sponsors transaction fees totaling $60.0 million in connection with services provided by them related to the Merger. We recognized $23.6 million of the Sponsor transaction fees as an expense, capitalized $27.0 million of the fees as debt issuance costs, and classified $9.4 million as equity issuance costs.  We also reimbursed the Sponsors, or paid on their behalf, Merger-related fees of $15.3 million incurred by them.  Of the $15.3 million, we expensed $9.1 million and capitalized $6.2 million as debt issuance costs.

We pay annual management fees to the Sponsors in the amount of $12.0 million and an annual management fee to Highfields Capital Management LP in the amount of  $1.0 million. During fiscal 2006, we recognized $3.3 million of expense related to annual management fees.

In connection with the consummation of the Merger, the Company entered into a Separation Agreement with each of Charles Wyly and Sam Wyly, executive officers and directors of the Company prior to the Merger.  Under the Separation Agreements, each of Charles Wyly and Sam Wyly received a lump sum payment of $3.0 million in exchange for his agreement to adhere to certain non-competition, non-solicitation and confidentiality restrictions. We are amortizing these Separation Agreements over two years.

During the fourth quarter of fiscal 2006, we executed a participation agreement with CoreTrust Purchasing Group (“CPG”), which designates CPG as our exclusive supplier of non-merchandise supplies and equipment. In exchange, we are offered non-merchandise supplies and equipment from a variety of vendors at a pre-determined price. We do not pay any fees to participate in this group arrangement, and we can terminate our participation prior to the expiration of the agreement without penalty. The vendors separately pay fees to CPG for access to its consortium of customers. The Blackstone Group, one of our Sponsors, entered into an agreement with CPG whereby The Blackstone Group receives a portion of the gross fees vendors pay to CPG based on the volume of purchases made by us and other participants.

During the first quarter of fiscal 2007, The Blackstone Group acquired a majority ownership stake in an external vendor we utilize to count our store inventory.

During the first quarter of fiscal 2007, officers of Michaels Stores, Inc. and its subsidiaries were offered the opportunity to purchase shares of our Common Stock at a price of $15 per share. We sold approximately $4.3 million, or 289,334 shares of our Common Stock to certain officers, and such shares represent approximately 0.24% of the total outstanding shares of Michaels Stores, Inc.

MICHAELS STORES, INC.

UNAUDITED SUPPLEMENTAL QUARTERLY FINANCIAL DATA

(In thousands)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2006:
Net sales	$832,481	$768,264	$896,080	$1,368,151
Cost of sales and occupancy expense	513,245	493,016	576,705	796,842
Gross profit	319,236	275,248	319,375	571,309
Selling, general, and administrative expense (1)	237,036	233,681	255,352	307,257
Operating income	76,063	31,547	53,807	41,730
(Loss) Income before cumulative effect of accounting change	51,701	21,553	35,045	(67,203)
Net income (loss)	51,701	21,553	35,045	(67,203)

Fiscal 2005:
As restated (2)
Net sales	$821,016	$745,493	$839,663	$1,270,193
Cost of sales and occupancy expense	497,875	488,265	536,558	777,623
Gross profit	323,141	257,228	303,105	492,570
Selling, general, and administrative expense	227,894	223,104	251,235	285,079
Operating income	92,508	32,669	49,414	206,510
Income before cumulative effect of accounting change	55,804	12,191	32,392	127,826
Net income	48,313	12,191	32,392	127,826

Fiscal 2005:
As previously reported (3)
Net sales	$821,016	$745,493	$839,663	$1,270,193
Cost of sales and occupancy expense	503,204	481,263	535,155	797,460
Gross profit	317,812	264,230	304,508	472,733
Selling, general, and administrative expense	227,894	223,104	251,235	285,079
Operating income	87,179	39,671	50,817	186,673
Income before cumulative effect of accounting change	52,554	16,461	33,247	117,250
Net (loss) income	(35,934)	16,461	33,247	117,250

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. Our interim periods each contain 13 weeks, with the first quarter ending on a Saturday 13 weeks after the end of our previous fiscal year. For fiscal years that contain 53 weeks, our fourth quarter contains 14 weeks.

(1)    Selling, general, and administrative expense for the first, second, and third quarters were adjusted from amounts previously reported on our Forms 10-Q to reflect a reclassification of certain amounts to transaction expenses and related party expenses, as applicable, for each period.

(2)    Amounts have been restated to reflect the corrections to our application of the retail inventory method, deferral of costs related to preparing our inventory for sale, and vendor allowance recognition. These corrections are more fully described in Note 2 to these consolidated financial statements.

(3)    Amounts were as previously reported in our fiscal 2005 Annual Report on Form 10-K and do not include the corrections as described in the preceding footnote.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2007	MICHAELS STORES, INC.

	By:	/s/ Jeffrey N. Boyer
Jeffrey N. Boyer
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jeffrey N. Boyer	President and Chief Financial Officer	May 2, 2007
Jeffrey N. Boyer	(Co-Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Gregory A. Sandfort	President and Chief Operating Officer	May 2, 2007
Gregory A. Sandfort	(Co-Principal Executive Officer)

/s/ Josh Bekenstein	Director	May 2, 2007
Josh Bekenstein

/s/ Michael S. Chae	Director	May 2, 2007
Michael S. Chae

/s/ Todd Cook	Director	May 2, 2007
Todd Cook

/s/ Matthew Kabaker	Director	May 2, 2007
Matthew Kabaker

/s/ Lewis Klessel	Director	May 2, 2007
Lewis Klessel

/s/ Matthew S. Levin	Director	May 2, 2007
Matthew S. Levin

/s/ David McVeigh	Director	May 2, 2007
David McVeigh

/s/ James A. Quella	Director	May 2, 2007
James A. Quella

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

3.1	Amended and Restated Certificate of Incorporation of Michaels Stores, Inc. (filed herewith).
3.2	Amended and Restated Bylaws of Michaels Stores, Inc. (previously filed as Exhibit 3.2 to Form 8-K filed by Registrant on November 6, 2006, SEC File No. 001-09338).
4.1

Senior Indenture, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 4.1 to Form 10-Q filed by Registrant on December 7, 2006, SEC File No. 001-09338).

4.2

Senior Subordinated Indenture, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 4.2 to Form 10-Q filed by Registrant on December 7, 2006, SEC File No. 001-09338).

4.3

Subordinated Discount Indenture, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 4.3 to Form 10-Q filed by Registrant on December 7, 2006, SEC File No. 001-09338).

4.4

Registration Rights Agreement for the Senior Notes, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC and Credit Suisse Securities (USA) LLC (previously filed as Exhibit 4.4 to Form 10-Q filed by Registrant on December 7, 2006, SEC File No. 001-09338).

4.5

Registration Rights Agreement for the Senior Subordinated Notes, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC and Credit Suisse Securities (USA) LLC (previously filed as Exhibit 4.5 to Form 10-Q filed by Registrant on December 7, 2006, SEC File No. 001-09338).

4.6

Registration Rights Agreement for the Subordinated Discount Notes, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC and Credit Suisse Securities (USA) LLC (previously filed as Exhibit 4.6 to Form 10-Q filed by Registrant on December 7, 2006, SEC File No. 001-09338).

10.1	Michaels Stores, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on February 21, 2007, SEC File No. 001-09338).*
10.2	Form of Stock Option Agreement under the Registrant’s 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on February 21, 2007, SEC File No. 001-09338).*
10.3	Form of Change in Control Severance Agreement (previously filed as Exhibit 10.2 to Form 10-Q filed by Registrant on June 13, 2006, SEC File No. 001-09338).*
10.4	Form of Change in Control Retention Bonus Plan (previously filed as Exhibit 10.3 to Form 10-Q filed by Registrant on June 13, 2006, SEC File No. 001-09338).*
10.5	Fiscal Year 2006 Bonus Plan for President and Chief Executive Officer (previously filed as Exhibit 10.2 to Form 8-K filed by Registrant on March 20, 2006, SEC File No. 001-09338).*
10.6	Fiscal Year 2006 Bonus Plan for Executive Vice President—Chief Financial Officer (previously filed as Exhibit 10.3 to Form 8-K filed by Registrant on March 20, 2006, SEC File No. 001-09338).*
10.7	Fiscal Year 2006 Bonus Plan for Executive Vice President—General Merchandise Manager (previously filed as Exhibit 10.4 to Form 8-K filed by Registrant on March 20, 2006, SEC File No. 001-09338).*
10.8	Fiscal Year 2006 Bonus Plan for Executive Vice President—Store Operations (previously filed as Exhibit 10.5 to Form 8-K filed by Registrant on March 20, 2006, SEC File No. 001-09338).*
10.9	Fiscal Year 2006 Bonus Plan for Executive Vice President—Supply Chain (previously filed as Exhibit 10.6 to Form 8-K filed by Registrant on March 20, 2006, SEC File No. 001-09338).*
10.10	Fiscal Year 2006 Bonus Plan for President and Chief Financial Officer (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on March 30, 2006, SEC File No. 001-09338).*
10.11	Fiscal Year 2006 Bonus Plan for President and Chief Operating Officer (previously filed as Exhibit 10.2 to Form 8-K filed by Registrant on March 30, 2006, SEC File No. 001-09338).*
10.12	Fiscal Year 2006 Bonus Plan for Executive Vice President—Chief Merchant (previously filed as Exhibit 10.3 to Form 8-K filed by Registrant on March 30, 2006, SEC File No. 001-09338).*
10.13	Fiscal Year 2006 Bonus Plan for Executive Vice President—Specialty Businesses (previously filed as Exhibit 10.4 to Form 8-K filed by Registrant on March 30, 2006, SEC File No. 001-09338).*
10.14	Fiscal Year 2006 Bonus Plan Enhancement (previously filed as Exhibit 10.4 to Form 10-Q filed by Registrant on June 13, 2006, SEC File No. 001-09338).*
10.15	Fiscal Year 2007 Bonus Plan for President and Chief Financial Officer (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on March 30, 2007, SEC File No. 001-09338).*
10.16	Fiscal Year 2007 Bonus Plan for President and Chief Operating Officer (previously filed as Exhibit 10.2 to Form 8-K filed by Registrant on March 30, 2007, SEC File No. 001-09338).*
10.17	Fiscal Year 2007 Bonus Plan for Executive Vice President—Chief Merchant (previously filed as Exhibit 10.3 to Form 8-K filed by Registrant on March 30, 2007, SEC File No. 001-09338).*
10.18	Fiscal Year 2007 Bonus Plan for Executive Vice President—Specialty Businesses (previously filed as Exhibit 10.4 to Form 8-K filed by Registrant on March 30, 2007, SEC File No. 001-09338).*

10.19	Fiscal Year 2007 Bonus Plan for Executive Vice President—Supply Chain (previously filed as Exhibit 10.5 to Form 8-K filed by Registrant on March 30, 2007, SEC File No. 001-09338).*
10.20

Amended and Restated Employment Agreement between Michaels Stores, Inc. and R. Michael Rouleau, dated July 7, 2004 (previously filed as Exhibit 10.1 to Form 10-Q for period ended July 31, 2004, filed by Registrant on September 1, 2004, SEC File No. 001-09338).*

10.21

Amendment to Amended and Restated Employment Agreement between Michaels Stores, Inc. and R. Michael Rouleau, dated March 15, 2006 (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on March 20, 2006, SEC File No. 001-09338).*

10.22

Stockholders Agreement, dated as of October 31, 2006, among Michaels Stores, Inc. and certain stockholders thereof (previously filed as Exhibit 10.1 to Form 10-Q filed by Registrant on December 7, 2006, SEC File No. 001-09338).

10.23	Amended and Restated Stockholders Agreement, dated as of February 16, 2007, among Michaels Stores, Inc. and certain stockholders thereof (filed herewith).
10.24

Registration Rights Agreement, dated as of October 31, 2006, among Michaels Stores, Inc. and certain stockholders thereof (previously filed as Exhibit 4.7 to Form 10-Q filed by Registrant on December 7, 2006, SEC File No. 001-09338).

10.25

Management Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Bain Capital Partners, LLC and Blackstone Management Partners V LLC (previously filed as Exhibit 10.2 to Form 10-Q filed by Registrant on December 7, 2006, SEC File No. 001-09338).

10.26

Management Agreement, dated as of October 31, 2006, between Michaels Stores, Inc. and Highfields Capital Management LP (previously filed as Exhibit 10.3 to Form 10-Q filed by Registrant on December 7, 2006, SEC File No. 001-09338).

10.27	Separation Agreement, dated October 31, 2006, between Charles J. Wyly, Jr. and Michaels Stores, Inc. (filed herewith).*
10.28	Separation Agreement, dated October 31, 2006, between Sam Wyly and Michaels Stores, Inc. (filed herewith).*
10.29

Form of Director Indemnification Agreement between Michaels Stores, Inc. and certain directors of the Registrant (previously filed as Exhibit 10.36 to Form 10-K for period ended January 28, 2006, filed by Registrant on March 30, 2006, SEC File No. 001-09338).

10.30

Form of Officer Indemnification Agreement between Michaels Stores, Inc. and certain officers of the Registrant (previously filed as Exhibit 10.37 to Form 10-K for period ended January 28, 2006, filed by Registrant on March 30, 2006, SEC File No. 001-09338).

10.31

Term Lease Master Agreement between IBM Credit Corporation as Lessor and Michaels Stores, Inc. as Lessee (previously filed as Exhibit 10.18 to Form 10-K for the year ended February 1, 1997, filed by Registrant on May 2, 1997, SEC File No. 000-11822).

10.32

Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., as lead borrower, the facility guarantors named therein, Bank of America, N.A., as administrative agent and collateral agent, Deutsche Bank Securities Inc., as syndication agent, Credit Suisse, JPMorgan Chase Bank, N.A., Wells Fargo Retail Finance, LLC, as co-documentation agents, the lenders named therein, and Banc of America Securities LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint bookrunners (previously filed as Exhibit 10.4 to Form 10-Q filed by Registrant on December 7, 2006, SEC File No. 001-09338).

10.33

Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other lenders named therein, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A. and Credit Suisse, as co-documentation agents, and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.5 to Form 10-Q filed by Registrant on December 7, 2006, SEC File No. 001-09338).

10.34

First Amendment to Credit Agreement, dated as of January 19, 2007, to the Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other lenders named therein, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A. and Credit Suisse, as co-documentation agents, and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on January 25, 2007, SEC File No. 001-09338).

21.1	Subsidiaries of Michaels Stores, Inc. (previously filed as Exhibit 21.1 to Form 10-K for period ended January 28, 2006, filed by Registrant on March 30, 2006, SEC File No. 001-09338).
31.1	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certifications of Gregory A. Sandfort pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.