Form 10-Q
period 2007-05-05
MICHAELS STORES INC
filed 2007-06-11
CIK 740670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2007

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Title	Shares Outstanding as of June 1, 2007
Common Stock, par value $.10 per share	118,262,731

MICHAELS STORES, INC.
FORM 10-Q

MICHAELS STORES, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MICHAELS STORES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	May 5,	February 3,	April 29,
	2007	2007	2006
ASSETS
Current assets:
Cash and equivalents	$45,056	$30,098	$441,843
Merchandise inventories	878,634	847,529	793,984
Prepaid expenses and other	77,382	54,435	46,397
Deferred income taxes	35,312	35,216	34,548
Income tax receivable	48,861	32,902	—
Total current assets	1,085,245	1,000,180	1,316,772
Property and equipment, at cost	1,139,950	1,122,948	1,046,956
Less accumulated depreciation	(686,605)	(674,275)	(611,495)
	453,345	448,673	435,461
Goodwill	115,839	115,839	115,839
Debt issuance costs, net of accumulated amortization of $8,853 at May 5, 2007 and $4,537 at February 3, 2007	115,877	120,193	—
Other assets	7,523	8,117	23,082
	239,239	244,149	138,921
Total assets	$1,777,829	$1,693,002	$1,891,154

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$237,749	$214,470	$267,154
Accrued liabilities and other	256,563	290,431	226,541
Income taxes payable	—	7,331	15,730
Current portion of long-term debt	345,119	229,765	—
Total current liabilities	839,431	741,997	509,425
Long-term debt	3,731,064	3,728,745	—
Deferred income taxes	16,346	29,139	2,791
Other long-term liabilities	81,320	68,444	89,098
Total long-term liabilities	3,828,730	3,826,328	91,889
	4,668,161	4,568,325	601,314
Commitments and contingencies Stockholders’ (deficit) equity:
Common Stock, $0.10 par value, 220,000,000 shares authorized; 118,262,731 shares issued and outstanding at May 5, 2007; 117,973,396 shares issued and outstanding at February 3, 2007; 1,026,666,655 shares authorized and 395,534,488 shares issued and 387,419,715 shares outstanding at April 29, 2006	11,826	11,797	39,553
Additional paid-in capital	5,702	—	417,080
Retained (deficit) earnings	(2,917,455)	(2,893,918)	919,134
Accumulated other comprehensive income	9,595	6,798	8,200
Treasury Stock (none at May 5, 2007 and February 3, 2007; 8,114,773 shares at April 29, 2006)	—	—	(94,127)
Total stockholders’ (deficit) equity	(2,890,332)	(2,875,323)	1,289,840
Total liabilities and stockholders’ (deficit) equity	$1,777,829	$1,693,002	$1,891,154

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Quarter Ended
	May 5,	April 29,
	2007	2006
Net sales	$844,133	$832,481
Cost of sales and occupancy expense	516,421	513,245
Gross profit	327,712	319,236
Selling, general, and administrative expense	255,904	237,036
Transaction expenses	5,564	4,700
Related party expenses	5,262	—
Store pre-opening costs	1,548	1,437
Operating income	59,434	76,063
Interest expense	95,352	172
Other (income) and expense, net	(2,446)	(7,162)
(Loss) income before income taxes	(33,472)	83,053
Provision for income taxes	(10,869)	31,352
Net (loss) income	$(22,603)	$51,701

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarter Ended
	May 5,	April 29,
	2007	2006
Operating activities:
Net (loss) income	$(22,603)	$51,701
Adjustments:
Depreciation and amortization	30,731	27,456
Share-based compensation	1,451	5,568
Tax benefits from stock options exercised	—	(8,203)
Other	4,316	2
Changes in assets and liabilities:
Merchandise inventories	(31,106)	(9,760)
Prepaid expenses and other	(3,179)	(2,689)
Deferred income taxes and other	(13,996)	(3,654)
Accounts payable	13,015	60,874
Accrued liabilities and other	(27,343)	(19,615)
Income taxes payable	(9,513)	3,261
Other long-term liabilities	7,000	1,526
Net cash (used in) provided by operating activities	(51,227)	106,467

Investing activities:
Additions to property and equipment	(28,039)	(38,914)
Net cash used in investing activities	(28,039)	(38,914)

Financing activities:
Borrowings on asset-based revolving credit facility	448,025	—
Payments on asset-based revolving credit facility	(332,671)	—
Repayments on senior secured term loan facility	(5,875)	—
Equity investment of Management	4,280	—
Cash dividends paid to stockholders	—	(26,625)
Repurchase of old Common Stock	—	(66,182)
Proceeds from stock options exercised	—	14,876
Tax benefits from stock options exercised	—	8,203
Proceeds from issuance of old Common Stock and other	—	1,095
Payment of capital leases	(4,141)	—
Change in cash overdraft	(15,394)	(9,526)
Net cash provided by (used in) financing activities	94,224	(78,159)
Net increase (decrease) in cash and equivalents	14,958	(10,606)
Cash and equivalents at beginning of period	30,098	452,449
Cash and equivalents at end of period	$45,056	$441,843

See accompanying notes to consolidated financial statements.

/MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended May 5, 2007
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other items, as disclosed) considered necessary for a fair presentation have been included. Because of the seasonal nature of our business, the results of operations for the quarter ended May 5, 2007 are not indicative of the results to be expected for the entire year.

The balance sheet at February 3, 2007 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

All references herein to “fiscal 2007” relate to the 52 weeks ending February 2, 2008 and all references to “fiscal 2006” relate to the 53 weeks ended February 3, 2007. In addition, all references herein to “the first quarter of fiscal 2007” and “the first three months of fiscal 2007” relate to the 13 weeks ended May 5, 2007 and all references to “the first quarter of fiscal 2006” and “the first three months of fiscal 2006” relate to the 13 weeks ended April 29, 2006.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that a company recognize in its consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. We adopted FIN 48 as of the beginning of our first quarter of fiscal 2007 with no material impact to our consolidated income statement, balance sheet, shareholders’ equity, or cash flows statement.

Upon adoption, we elected to record any interest and penalties associated with audits as a component of income tax expense. The Company identified its federal tax return, Canadian tax return, and its state tax returns in California, Florida, Illinois, New York, North Carolina, Pennsylvania, and Texas as “major” tax jurisdictions.  The periods subject to examination for our federal return are 2002 to present, 2000 to present for our Canadian return, 2003 to present for all state returns except for California, and 1998 to present for California.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans, which requires an entity to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  It also requires an entity to measure the funded status of a plan as of the date of its year-end balance sheet.  As we have no publicly traded securities (due to the Merger as described in Note 2 below), FAS 158 is effective for us at the end of fiscal 2007, with early adoption permitted.  We plan to adopt FAS 158 at the end of fiscal 2007, with no material impact expected on our consolidated income statement, balance sheet, shareholders’ equity, or cash flows statement.

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

Note 2.  Merger Transaction

On October 31, 2006, substantially all of the Common Stock of Michaels Stores, Inc. was acquired through a merger transaction (the “Merger”) by affiliates of two private investment firms, Bain Capital Partners, LLC and The Blackstone Group (collectively, together with their applicable affiliates, the “Sponsors”), with certain shares retained by affiliates of Highfields Capital Partners (a then-existing shareholder of Michaels Stores, Inc.). As a result of the Merger, Michaels Holdings LLC, an entity controlled by the Sponsors, owns approximately 93.3% of our outstanding Common Stock, which is no longer publicly traded. We accounted for the Merger as a leveraged recapitalization whereby the historical book value of the assets and liabilities of Michaels were maintained with no push down accounting required.

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

•                  The issuance of the following debt (See Note 4 for further information concerning our issuance of debt):

•                  $750.0 million of 10% Senior Notes due 2014;

•                  $400.0 million of 11 3/8% Senior Subordinated Notes due 2016;

•                  $250.0 million of 13% Subordinated Discount Notes due 2016;

•                  $2.4 billion Senior secured term loan facility; and

•                  $400.0 million of borrowings under our Asset-based revolving credit facility; and

•                  Our available cash as of the date of the Merger.

The Merger occurred simultaneously with the closing of the financing and equity transactions described above as well as the termination of our previous $300 million senior unsecured credit facility with Bank of America, N.A (Credit Agreement).

We capitalized $124.7 million of costs related to our issuance of various debt instruments.  We amortize the deferred financing costs over the lives of the respective debt agreements (which range from five to ten years) and record the amortization to interest expense. Amortization of the deferred financing costs was $4.3 million for the quarter ended May 5, 2007.

Transaction expenses in the first quarter of fiscal 2007 relate primarily to compensation arrangements associated with the change in control.

Note 3.  Share-Based Compensation

On February 15, 2007, our shareholders and Board of Directors approved the 2006 Equity Incentive Plan (“2006 Plan”), which provides for the grant of share-based awards exercisable for up to 14.2 million shares of Common Stock.  During the first quarter of fiscal 2007, stock options exercisable for approximately 9.7 million shares of Common Stock were granted to certain employees. As of May 5, 2007, share-based awards exercisable for up to 4.5 million shares of Common Stock remain available for grant.

As of May 5, 2007, all of the awards granted under the 2006 Plan vest ratably over five years and expire eight years from the grant date. The exercise prices of the awards issued during the first quarter of fiscal 2007 ranged, depending upon the tranche in which issued, from $15 per share to $52.50 per share. The fair value of the awards was determined using the Black-Scholes-Merton option valuation model and compensation expense associated with these awards was $1.5 million for the first quarter of fiscal 2007.

All share-based awards outstanding immediately prior to the Merger were settled on the Merger date. There were no share-based awards outstanding as of February 3, 2007.

Note 4.  Debt

Our outstanding debt is detailed in the table below.  We had no debt outstanding as of April 29, 2006. We were in compliance with the terms and conditions of all debt agreements as of May 5, 2007.

	May 5, 2007	February 3, 2007
	Principal		Interest Rate
	(In thousands)

Senior notes	$750,000	$750,000	10.000%
Senior subordinated notes	400,000	400,000	11.375%
Subordinated discount notes	266,814	258,620	13.000%
Senior secured term loan	2,338,250	2,344,125	Variable
Asset-based revolving credit facility	321,119	205,765	Variable
Total debt	4,076,183	3,958,510
Less current portion	345,119	229,765
Long-term debt	$3,731,064	$3,728,745

Asset-based revolving credit facility

The Asset-based revolving credit facility provides senior secured financing of up to $1.0 billion, subject to a borrowing base described below. As of May 5, 2007, the borrowing base was $767.2 million with $433.3 million of unused availability.

The borrowing base equals the sum of (i) 90% of eligible credit card receivables and debit card receivables; (ii) between 85% and 90% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit; (iii) a percentage of eligible in-transit inventory, less certain reserves; and (iv) the sum of an additional 10% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit plus an additional 5% of eligible credit card receivables and debit card receivables, up to a maximum amount of $100.0 million.

Senior secured term loan facility

During the first quarter of fiscal 2007, borrowings under the Senior secured term loan facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank and (2) the federal funds effective rate plus ½ of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The applicable margin was 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR borrowings, subject to downward adjustment based on the leverage and ratings thresholds set forth in the Senior secured term loan facility agreement.

On May 10, 2007, we amended the Senior secured term loan facility to reduce the applicable margin to 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The amendment also provides that if there is a repricing transaction that reduces the interest rate margins prior to May 10, 2008, then each lender will receive a fee equal to 1.00% of the principal amounts of loans that are repriced. Finally, the amendment eliminated the requirement that we maintain a specified consolidated secured debt ratio.

Note 5.  Comprehensive Income

Our comprehensive income is as follows:

	Quarter Ended
	May 5,	April 29,
	2007	2006
	(In thousands)
Net (loss) income	$(22,603)	$51,701
Other comprehensive income (loss):
Foreign currency translation adjustment and other	2,797	611
Comprehensive (loss) income	$(19,806)	$52,312

Note 6.  Derivative instruments

During the first quarter of fiscal 2007, we executed an interest rate collar to hedge our variability of cash flows associated with our interest payments on our Senior secured term loan that result from fluctuations in the three-month LIBOR rate. We accounted for the interest rate collar as a cash flow hedge. The interest rate collar provided a fixed interest rate, with respect to the three-month LIBOR rate, at a cap of 6.0% and a floor of 3.21% for a notional value of $1.755 billion from March 2, 2007 through May 10, 2007. We terminated the interest rate collar on May 10, 2007 in connection with the repricing of the Senior secured term loan described in Note 4 above. There were no material amounts of unrealized losses as of May 5, 2007 and the termination of the interest rate collar resulted in an immaterial loss recorded in the second quarter of fiscal 2007.

Note 7.  Commitments and Contingencies

Reference is made to the consolidated action described under “Part I. Item 3. Legal Proceedings — Shareholder Claims — Federal Court Litigation” in our Annual Report on Form 10-K for fiscal 2006.  In that action, on May 21, 2007 the lead plaintiff, Massachusetts Laborers’ Annuity Fund, filed a motion for leave to file a first amended consolidated class action complaint (the “Amended Complaint”).  As proposed, the Amended Complaint names Michaels and certain of its current and former officers and directors as defendants.  The Amended Complaint alleges that the defendants misrepresented and/or omitted material facts in Michaels’ annual proxy statements for 2004, 2005 and 2006, including, among others, failing to disclose:  (a) Michaels’ and the defendants’ alleged option backdating practices; (b) information regarding transactions and holdings of Michaels Common Stock by certain trusts owned by or for the benefit of two of Michaels’ former officers and directors and their family members; and (c) that Michaels and the defendants had reported false financial statements as a result of those practices.  Further, the Amended Complaint makes allegations regarding the Company’s financial restatement of periods prior to 2006, as well as the recently completed merger with entities affiliated with Bain Capital Partners LLC and The Blackstone Group.  In the Amended Complaint, the lead plaintiff asserts claims against all defendants for violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder, and Section 20(a) of the Securities Exchange Act of 1934.  The plaintiff seeks, among other relief, (a) an indeterminate amount of damages, (b) pre-judgment and post-judgment interest, (c) an award of attorneys fees and costs, and (d) equitable or injunctive relief, including the rescission of stock option grants. We are unable to estimate a range of possible loss, if any, in these claims, and intend to defend this lawsuit vigorously.

We are involved in ongoing legal and regulatory proceedings. Other than the update described in the preceding paragraph, there were no material changes to our disclosures of commitments and contingencies from our Annual Report on Form 10-K for fiscal 2006.

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

Subsequent to the Merger, our chief operating decision makers evaluate historical operating performance, plan and forecast future periods’ operating performance and base incentive compensation targets for certain management personnel on earnings before interest, income taxes, and depreciation and amortization (“EBITDA”). A reconciliation of income before income taxes and cumulative effect of accounting change to EBITDA is presented below. Segment income for the quarter ended April 29, 2006 was restated to conform to current year presentation.

	Quarter Ended
	May 5, 2007	April 29, 2006
	(in thousands)

(Loss) Income before income taxes	$(33,472)	$83,053
Interest expense	95,352	172
Interest income	(225)	(3,400)
Depreciation and amortization	30,731	27,456
EBITDA	$92,386	$107,281

Our sales and assets by country are as follows:

	Net Sales	Total Assets
	(in thousands)
Quarter ended May 5, 2007:
United States	$783,866	$1,684,039
Canada	60,267	93,790
Consolidated Total	$844,133	$1,777,829

Quarter ended April 29, 2006:
United States	$778,356	$1,807,896
Canada	54,125	83,258
Consolidated Total	$832,481	$1,891,154

Note 9.  Related Party Transactions

We pay annual management fees to the Sponsors in the amount of $12.0 million and an annual management fee to Highfields Capital Management LP in the amount of $1.0 million. During the quarter ended May 5, 2005, we recognized $3.4 million of expense related to annual management fees and related expenses.

In connection with the consummation of the Merger, the Company entered into a Separation Agreement with each of Charles Wyly and Sam Wyly, executive officers and directors of the Company prior to the Merger.  Under the Separation Agreements, each of Charles Wyly and Sam Wyly received a lump sum payment of $3.0 million in exchange for his agreement to adhere to certain non-competition, non-solicitation and confidentiality restrictions. We amortize these Separation Agreements over two years, which resulted in $792,000 of expense for the quarter ended May 5, 2007.

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

During the first quarter of fiscal 2007, The Blackstone Group acquired a majority ownership stake in an external vendor we utilize to count our store inventory. Expenses associated with this vendor during the first quarter of fiscal 2007 were approximately $1.0 million.

During the first quarter of fiscal 2007, officers of Michaels Stores, Inc. and its subsidiaries were offered the opportunity to purchase shares of our Common Stock at a price of $15 per share. We sold approximately $4.3 million, or 289,334 shares of our Common Stock to certain officers, and such shares represent approximately 0.24% of the total outstanding shares of Michaels Stores, Inc.

Note 10.  Subsequent Event

On June 4, 2007, the Board of Directors named Brian C. Cornell Chief Executive Officer of the Company effective that day.   Mr. Cornell recently served as Executive Vice President and Chief Marketing Officer of Safeway, Inc., where he was responsible for the merchandising, marketing, manufacturing, supply chain, and online business. Mr. Cornell is also a director of OfficeMax Inc.

Pursuant to his employment contract, in addition to his base salary, Mr. Cornell received a sign-on bonus, was granted shares of restricted stock, was granted 2.3 million options to purchase shares of our Common Stock, which are divided into six tranches with exercise prices ranging from $15 to $52.50 per share, and is eligible to receive an annual bonus should the Company meet certain financial targets.  The options vest 20% on each of the first five anniversaries of February 16, 2007 while the restricted shares vest 50% each on the first and second anniversaries of the grant date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All expressions of “us,” “we,” “our,” and all similar expressions are references to Michaels Stores, Inc. and its consolidated wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Disclosure Regarding Forward-Looking Information

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, estimates, and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007. Specific examples of forward-looking statements include, but are not limited to, statements regarding our forecasts of financial performance, capital expenditures, and working capital requirements. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

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

•                  our ability to mitigate any continued declines in newspaper subscription rates, which affect the frequency in which our customers receive our circular advertisements;

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

•                  transportation delays (including dock strikes, other work stoppages, and shortages of truck drivers) and increases in transportation costs due to fuel surcharges and transportation regulations;

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

•                  significant fluctuations in interest rates;

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

•                  our ability to attract and retain qualified personnel, including management and senior executives, to successfully execute our operating plans;

•                  our ability to address any conflict between the interests of our controlling stockholders and our creditors;

•                  the seasonality of the retail business; and

•                  other factors as set forth in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007 (particularly in “Part I. Item 1A Risk Factors” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates”).

We intend these forward-looking statements to speak only as of the time of filing this Quarterly Report on Form 10-Q and do not undertake to update or revise them as more information becomes available.

General

All references herein to “fiscal 2007” relate to the 52 weeks ending February 2, 2008 and all references to “fiscal 2006” relate to the 53 weeks ended February 3, 2007. In addition, all references herein to “the first quarter of fiscal 2007” and “the first three months of fiscal 2007” relate to the 13 weeks ended May 5, 2007 and all references to “the first quarter of fiscal 2006” and “the first three months of fiscal 2006” relate to the 13 weeks ended April 29, 2006.

The following table sets forth certain of our unaudited operating data:

	Quarter Ended
	May 5,	April 29,
	2007	2006
Michaels stores:
Retail stores open at beginning of period	920	885
Retail stores opened during the period	11	17
Retail stores opened (relocations) during the period	5	3
Retail stores closed during the period	(3)	(3)
Retail stores closed (relocations) during the period	(5)	(3)
Retail stores open at end of period	928	899

Aaron Brothers stores:
Retail stores open at beginning of period	166	166
Retail stores opened during the period	2	—
Retail stores closed during the period	—	(1)
Retail stores open at end of period	168	165

Recollections stores:
Retail stores open at beginning of period	11	11
Retail stores opened during the period	—	—
Retail stores open at end of period	11	11

Star Decorators Wholesale stores:
Wholesale stores open at beginning of period	4	4
Wholesale stores opened during the period	—	—
Wholesale stores open at end of period	4	4

Total store count at end of period	1,111	1,079

Other operating data:
Average inventory per Michaels store (1)	$892	$820
Comparable store sales (decrease) increase (2)	(0.5)%	(3.0)%

(1)	Average inventory per Michaels store calculation excludes our Aaron Brothers, Recollections, and Star Decorators Wholesale stores.

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

	Quarter Ended
	May 5,	April 29,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales and occupancy expense	61.2	61.7
Gross profit	38.8	38.3
Selling, general, and administrative expense	30.3	28.5
Transaction expenses.	0.7	0.5
Related party expenses	0.6	—
Store pre-opening costs	0.2	0.2
Operating income	7.0	9.1
Interest expense	11.3	—
Other (income) and expense, net	(0.3)	(0.9)
(Loss) Income before income taxes	(4.0)	10.0
Provision for income taxes	(1.3)	3.8
Net (loss) income	(2.7)%	6.2%

Quarter Ended May 5, 2007 Compared to the Quarter Ended April 29, 2006

Net Sales—Net sales increased for the first quarter of fiscal 2007 by $11.7 million, or 1.4%, over the first quarter of fiscal 2006. At the end of the first quarter of fiscal 2007, we operated 928 Michaels, 168 Aaron Brothers, 11 Recollections, and four Star Decorators Wholesale stores. The results for the first quarter of fiscal 2007 include sales from 37 Michaels and three Aaron Brothers stores that were opened during the 12-month period ended May 5, 2007, more than offsetting lost sales from the closure of eight Michaels stores during the same period. Non-comparable sales increased $15.5 million, while comparable store sales decreased 0.5%, or $3.8 million.

Comparable store sales declined 0.5% in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006, reflecting a decrease in customer transactions of 4.2%, partially offset by increases in the average ticket of 3.5% and custom framing deliveries of 0.2%. Comparable store sales were negatively impacted by weakness in the domestic Yarn category, which we estimate adversely impacted same store sales by approximately 80 basis points. Our ability to generate comparable store sales increases is dependent, in part, on our ability to continue to maintain store in-stock positions on the top-selling items, to properly allocate merchandise to our stores, to effectively execute our pricing and sales promotion efforts, to anticipate and react to customer demand and trends in the arts and crafts industry, and to respond to competitors’ activities.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $3.2 million primarily due to increases in the store base. Cost of sales and occupancy expense, as a percentage of net sales, decreased approximately 50 basis points in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. Merchandise margins increased approximately 150 basis points primarily due to a reduction in depth of promotional programs in addition to benefits from ongoing product sourcing initiatives.  Occupancy costs, as a percentage of sales, increased approximately 100 basis points primarily due to decreased leverage on the comparable store sales decline and a variety of increases in other costs, such as maintenance, utilities, and property taxes.

Selling, General, and Administrative Expense—Selling, general, and administrative expense was $255.9 million, or 30.3% of net sales, in the first quarter of fiscal 2007 compared to $237.0 million, or 28.5% of net sales, in the first quarter of fiscal 2006. The expense increase was primarily due to higher store operating expenses and costs associated with the development and implementation of certain strategic initiatives. These strategic initiatives include our pricing and promotion strategy, consumer insight research, and product sourcing, which are more fully described in our Fiscal 2006 Annual Report on Form 10-K.

As a percentage of net sales, selling, general, and administrative expense increased approximately 180 basis points. The 180 basis point increase was primarily due to an approximate 80 basis point increase in store operating expenses due to decreased leverage associated with the 0.5% decline in comparable store sales and approximately 60 basis points of incremental costs associated with our strategic initiatives.

Transaction Expenses—Transaction expenses incurred during the first quarter of fiscal 2007 relate primarily to bonus arrangements associated with the change in control that are ratably amortized for a period of one year following the Merger date.

Related Party Expenses—Related party expenses were $5.3 million in the first quarter of fiscal 2007 and consisted primarily of $3.4 million of management fees and associated expenses paid to our Sponsors and Highfields. Also included in related party expenses are $1.0 million of fees related to an external vendor we utilize to count store inventory in which The Blackstone Group acquired a majority ownership stake during the first quarter of fiscal 2007 as well as $0.8 million of amortization expense related to the Separation Agreements as more fully described in Note 9 to the consolidated financial statements. We expect to incur a similar amount of related party expenses in each of our quarters for the remainder of fiscal 2007.

Operating Income—Operating income decreased from $76.1 million, or 9.1% of sales, in the first quarter of fiscal 2006 to $59.4 million, or 7.0% of sales, in the first quarter of fiscal 2007.

Interest Expense—Interest expense increased $95.2 million to $95.4 million as a result of debt issued during the fourth quarter of fiscal 2006 to finance the Merger. We expect to incur a substantial amount of interest expense in future quarters as a result of our outstanding debt.

Other Income—Other income declined from $7.2 million in the first quarter of fiscal 2006 to $2.4 million during the first quarter of fiscal 2007 primarily as a result of lower interest income due to lower invested cash balances. Other income for the first quarter of fiscal 2006 also contained a $3.0 million favorable resolution of a civil lawsuit.

Provision for Income Taxes—The effective tax rate was 32.5% for the first quarter of fiscal 2007 and 37.8% for the first quarter of fiscal 2006. We expect the effective tax rate for fiscal 2007 to range from 38% - 42%.

Net (Loss) Income—As a result of the above, we reported a net loss of $22.6 million for the first quarter of fiscal 2007 as compared to net income of $51.7 million for the first quarter of fiscal 2006.

Liquidity and Capital Resources

We require cash principally for day-to-day operations and to finance capital investments, inventory for new stores, inventory replenishment for existing stores, service our outstanding debt, and seasonal working capital needs. In recent years prior to the Merger, we financed our operations, new store openings, old Common Stock repurchases, dividend payments, and other capital investments with cash from operations and proceeds from stock option exercises. We expect that our available cash, cash flow generated from operating activities, and funds available under our Asset-based revolving credit facility will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements, and future growth throughout fiscal 2007.

Our cash and equivalents increased $15.0 million, or 49.9%, from $30.1 million at the end of fiscal 2006 to $45.1 million at the end of the first quarter of fiscal 2007. Compared to the end of the first quarter of fiscal 2006, cash and equivalents decreased $396.7 million, or 89.8%, as existing cash at the Merger date was used to help finance the Merger.

Cash Flow from Operating Activities

Cash flow used in operating activities during the first three months of fiscal 2007 was $51.2 million compared to cash provided by operating activities of $106.5 million during the first three months of fiscal 2006. The $157.7 million change was primarily due to lower net income and an increase in merchandise inventory in connection with the increase of store in-stock positions, net of accounts payable.  During the first quarter of fiscal 2006, our working capital leverage with respect to merchandise inventories and accounts payable was unusually high.

Inventories per Michaels store (including supporting distribution centers) increased 8.8% from April 29, 2006 to May 5, 2007 primarily from higher levels of in-stock positions. We expect inventories per Michaels store at the end of fiscal 2007 to be flat to higher by approximately 2% as compared to the end of fiscal 2006.

Cash Flow used in Investing Activities

Cash flow used in investing activities was primarily the result of the following capital expenditure activities:

	Three Months Ended
	May 5,	April 29,
	2007 (1)	2006 (2)
	(In thousands)
New and relocated stores and stores not yet opened	$6,237	$8,590
Existing stores	7,214	15,159
Distribution system expansion	7,706	3,815
Information systems	6,238	10,343
Corporate and other	644	1,007
	$28,039	$38,914

(1)	In the first three months of fiscal 2007, we incurred capital expenditures related to the opening of 11 Michaels and two Aaron Brothers store in addition to the relocation of five Michaels stores.

(2)	In the first three months of fiscal 2006, we incurred capital expenditures related to the opening of 17 Michaels stores and the relocation of three Michaels stores.

Cash Flow provided by Financing Activities

During the first quarter of fiscal 2007, cash provided by financing activities was a result of incremental borrowings against our asset-based revolving credit facility. Prior to the Merger, proceeds from the exercise of outstanding stock options served as a source of cash for us. Proceeds from the exercise of stock options were $14.9 million for the three-month period ending April 29, 2006. During the first quarter of fiscal 2006, we repurchased $66.2 million of old Common Stock and paid dividends of $26.6 million. As a result of the Merger, we do not expect any material repurchases of our Common Stock and we do not expect that stock option exercise proceeds will serve as a material future source of cash so long as our equity is not listed on a public exchange.

Debt

To finance the completion of the Merger, we issued 10% Senior Notes due 2014, 11 3/8% Senior Subordinated Notes due 2016, and 13% Subordinated Discount Notes due 2016. We also executed an asset-based revolving credit facility as well as a senior secured term loan facility. Borrowings under our asset-based revolving credit facility are influenced by a number of factors as more fully described below.

Asset-based revolving credit facility

The Asset-based revolving credit facility provides senior secured financing of up to $1.0 billion, subject to a borrowing base. As of May 5, 2007, the borrowing base was $767.2 million with $433.3 million of unused availability.

The borrowing base equals the sum of (i) 90% of eligible credit card receivables and debit card receivables; (ii) between 85% and 90% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit; (iii) a percentage of eligible in-transit inventory, less certain reserves; and (iv) the sum of an additional 10% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit plus an additional 5% of eligible credit card receivables and debit card receivables, up to a maximum amount of $100.0 million.

Senior secured term loan facility

During the first quarter of fiscal 2007, borrowings under the Senior secured term loan facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank and (2) the federal funds effective rate plus ½ of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The applicable margin was 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR borrowings, subject to downward adjustment based on the leverage and ratings thresholds set forth in the Senior secured term loan facility agreement.

On May 10, 2007, we amended the Senior secured term loan facility to reduce the applicable margin to 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The amendment also provides that if there is a repricing transaction that reduces the interest rate margins prior to May 10, 2008, then each lender will receive a fee equal to 1.00% of the principal amounts of loans that are repriced. Finally, the amendment eliminated the requirement that we maintain a specified consolidated secured debt ratio.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that a company recognize in its consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. We adopted FIN 48 as of the beginning of our first quarter of fiscal 2007 with no material impact to our consolidated income statement, balance sheet, shareholders’ equity, or cash flows statement.

Upon adoption, we elected to record any interest and penalties associated with audits as a component of income tax expense. The Company identified its federal tax return, Canadian tax return, and its state tax returns in California, Florida, Illinois, New York, North Carolina, Pennsylvania, and Texas as “major” tax jurisdictions.  The periods subject to examination for our federal return are 2002 to present, 2000 to present for our Canadian return, 2003 to present for all state returns except for California, and 1998 to present for California.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

During the first quarter of fiscal 2007, we executed an interest rate collar to hedge our variability of cash flows associated with our interest payments on our Senior secured term loan that result from fluctuations in the three-month LIBOR rate. The interest rate collar provided a fixed interest rate, with respect to the three-month LIBOR rate, at a cap of 6.0% and a floor of 3.21% for a notional value of $1.755 billion from March 2, 2007 through May 10, 2007. We terminated the interest rate collar on May 10, 2007 in connection with the repricing of the Senior secured term loan described in Note 4 to our consolidated financial statements of this Quarterly Report on Form 10-Q. The termination of the interest rate collar resulted in an immaterial loss recorded in the second quarter of fiscal 2007.

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

Change in Internal Control Over Financial Reporting

During the first quarter of fiscal 2007, we corrected our method of accounting for merchandise inventories under the retail inventory method, or RIM, for years prior to fiscal 2005 and restated our consolidated financial statements in our 2006 Annual Report on Form 10-K for years prior to fiscal 2006. The correction of our application of RIM in prior years and restatement of consolidated financial statements constituted a material change in our internal control over financial reporting.  There were no other material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the SEC under the Securities Exchange Act of 1934) during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MICHAELS STORES, INC.

Part II—OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to the consolidated action described under “Part I. Item 3. Legal Proceedings — Shareholder Claims — Federal Court Litigation” in our Annual Report on Form 10-K for fiscal 2006.  In that action, on May 21, 2007 the lead plaintiff, Massachusetts Laborers’ Annuity Fund, filed a motion for leave to file a first amended consolidated class action complaint (the “Amended Complaint”).  As proposed, the Amended Complaint names Michaels and certain of its current and former officers and directors as defendants.  The Amended Complaint alleges that the defendants misrepresented and/or omitted material facts in Michaels’ annual proxy statements for 2004, 2005 and 2006, including, among others, failing to disclose:  (a) Michaels’ and the defendants’ alleged option backdating practices, (b) information regarding transactions and holdings of Michaels Common Stock by certain trusts owned by or for the benefit of two of Michaels’ former officers and directors and their family members; and (c) that Michaels and the defendants had reported false financial statements as a result of those practices.  Further, the Amended Complaint makes allegations regarding the Company’s financial restatement of periods prior to 2006, as well as the recently completed merger with entities affiliated with Bain Capital Partners LLC and The Blackstone Group.  In the Amended Complaint, the lead plaintiff asserts claims against all defendants for violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder, and Section 20(a) of the Securities Exchange Act of 1934.  The plaintiff seeks, among other relief, (a) an indeterminate amount of damages, (b) pre-judgment and post-judgment interest, (c) an award of attorneys fees and costs, and (d) equitable or injunctive relief, including the rescission of stock option grants.

We are involved in ongoing legal and regulatory proceedings. Other than the update described in the preceding paragraph, there were no material changes to our disclosures of commitments and contingencies from our Annual Report on Form 10-K for fiscal 2006.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

On February 16, 2007, officers of Michaels Stores, Inc. and its subsidiaries purchased shares of our Common Stock at a price of $15 per share. We sold approximately $4.3 million, or 289,334 shares of our Common Stock to certain officers, and such shares represent approximately 0.24% of the total outstanding shares of Michaels Stores, Inc. The sale was made pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933 and Regulation D of the rules of the SEC.  The purchasers were either accredited investors under that regulation or unaccredited investors meeting the quantitative and knowledge and experience requirements of Rule 506 of Regulation D. The proceeds from the sale of the Common Stock were used for general corporate purposes.

During the first quarter of fiscal 2007, we also granted options for the purchase of up to 9.7 million shares of our Common Stock to key employees pursuant to the same exemption.  See Note 3 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 4.  Submission of Matters to a Vote of Security Holders.

On February 15, 2007, approximately 93.6% of our shareholders, by written consent, approved the 2006 Equity Incentive Plan, with no votes against and 6.4% abstaining.

Item 6.  Exhibits.

(a) Exhibits:

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Michaels Stores, Inc. (previously filed as Exhibit 3.1 to Form 10-K filed by Registrant on May 3, 2007, SEC File No. 001-09338).

3.2	Amended and Restated Bylaws of Michaels Stores, Inc. (previously filed as Exhibit 3.2 to Form 8-K filed by Registrant on November 6, 2006, SEC File No. 001-09338).

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

10.1

Second Amendment to Credit Agreement, dated as of May 10, 2007, to the Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other lenders named therein, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A. and Credit Suisse, as co-documentation agents, and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on May 11, 2007, SEC File No. 001-09338).

10.2	Employment Agreement dated June 4, 2007, between Michaels Stores, Inc. and Brian C. Cornell (filed herewith).

10.3	Fiscal Year 2007 Bonus Plan for Chief Executive Officer (filed herewith).

10.4	Restricted Stock Award Agreement dated June 4, 2007, between Michaels Stores, Inc. and Brian C. Cornell (filed herewith).

10.5	Stock Option Agreement dated June 4, 2007, between Michaels Stores, Inc. and Brian C. Cornell (filed herewith).

31.1	Certifications of Brian C. Cornell pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

MICHAELS STORES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAELS STORES, INC.

By:	/s/ Jeffrey N. Boyer
Jeffrey N. Boyer
President and Chief Financial Officer
(Principal Financial Officer)

Dated: June 11, 2007

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Michaels Stores, Inc. (previously filed as Exhibit 3.1 to Form 10-K filed by Registrant on May 3, 2007, SEC File No. 001-09338).

3.2	Amended and Restated Bylaws of Michaels Stores, Inc. (previously filed as Exhibit 3.2 to Form 8-K filed by Registrant on November 6, 2006, SEC File No. 001-09338).

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

10.1

Second Amendment to Credit Agreement, dated as of May 10, 2007, to the Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other lenders named therein, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A. and Credit Suisse, as co-documentation agents, and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on May 11, 2007, SEC File No. 001-09338).

10.2	Employment Agreement dated June 4, 2007, between Michaels Stores, Inc. and Brian C. Cornell (filed herewith).

10.3	Fiscal Year 2007 Bonus Plan for Chief Executive Officer (filed herewith).

10.4	Restricted Stock Award Agreement dated June 4, 2007, between Michaels Stores, Inc. and Brian C. Cornell (filed herewith).

10.5	Stock Option Agreement dated June 4, 2007, between Michaels Stores, Inc. and Brian C. Cornell (filed herewith).

31.1	Certifications of Brian C. Cornell pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).