Form 10-Q
period 2007-08-04
MICHAELS STORES INC
filed 2007-09-14
CIK 740670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2007

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐     No ☒*

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Title	Shares Outstanding as of September 7, 2007
Common Stock, par value $.10 per share	118,465,069

*Although the Registrant has not been subject to such filing requirements for the past 90 days, it has filed all periodic reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

MICHAELS STORES, INC.
FORM 10-Q

MICHAELS STORES, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	August 4,	February 3,	July 29,
	2007	2007	2006
ASSETS
Current assets:
Cash and equivalents	$45,029	$30,098	$379,320
Merchandise inventories	922,860	847,529	875,217
Prepaid expenses and other	74,831	54,435	46,594
Deferred income taxes	35,391	35,216	56,502
Income tax receivable	60,947	32,902	—
Total current assets	1,139,058	1,000,180	1,357,633
Property and equipment, at cost	1,169,463	1,122,948	1,073,595
Less accumulated depreciation	(716,644)	(674,275)	(636,349)
	452,819	448,673	437,246
Goodwill	115,839	115,839	115,839
Debt issuance costs, net of accumulated amortization of $13,083 at August 4, 2007 and $4,537 at February 3, 2007	110,757	120,193	—
Other assets	7,155	8,117	22,929
	233,751	244,149	138,768
Total assets	$1,825,628	$1,693,002	$1,933,647

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$207,326	$214,470	$272,886
Accrued interest	75,276	34,551	89
Accrued liabilities and other	279,534	255,880	249,602
Income taxes payable	—	7,331	—
Current portion of long-term debt	364,061	229,765	—
Total current liabilities	926,197	741,997	522,577
Long-term debt	3,733,751	3,728,745	—
Deferred income taxes	16,356	29,139	—
Other long-term liabilities	81,176	68,444	89,173
Total long-term liabilities	3,831,283	3,826,328	89,173
	4,757,480	4,568,325	611,750
Commitments and contingencies Stockholders’ (deficit) equity:
Common Stock, $0.10 par value, 220,000,000 shares authorized; 118,213,397 shares issued and outstanding at August 4, 2007; 117,973,396 shares issued and outstanding at February 3, 2007; 1,026,666,666 shares authorized and 398,657,963 shares issued and 390,543,190 shares outstanding at July 29, 2006	11,821	11,797	39,866
Additional paid-in capital	6,309	—	443,498
Retained (deficit) earnings	(2,961,402)	(2,893,918)	924,749
Accumulated other comprehensive income	11,420	6,798	7,911
Treasury Stock (none at August 4, 2007 and February 3, 2007; 8,114,773 shares at July 29, 2006)	—	—	(94,127)
Total stockholders’ (deficit) equity	(2,931,852)	(2,875,323)	1,321,897
Total liabilities and stockholders’ (deficit) equity	$1,825,628	$1,693,002	$1,933,647

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Quarter Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Net sales	$792,939	$768,264	$1,637,072	$1,600,745
Cost of sales and occupancy expense	501,841	493,016	1,018,262	1,006,261
Gross profit	291,098	275,248	618,810	594,484
Selling, general, and administrative expense	243,005	233,681	498,909	470,717
Transaction expenses	15,688	8,499	21,252	13,199
Related party expenses	5,403	—	10,665	—
Store pre-opening costs	1,420	1,521	2,968	2,958
Operating income	25,582	31,547	85,016	107,610
Interest expense	95,208	252	190,560	424
Other (income) and expense, net	(2,085)	(3,329)	(4,531)	(10,491)
(Loss) income before income taxes	(67,541)	34,624	(101,013)	117,677
(Benefit) provision for income taxes	(23,594)	13,071	(34,463)	44,423
Net (loss) income	$(43,947)	$21,553	$(66,550)	$73,254

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	August 4,	July 29,
	2007	2006
Operating activities:
Net (loss) income	$(66,550)	$73,254
Adjustments:
Depreciation and amortization	62,051	56,620
Share-based compensation	2,793	10,867
Tax benefits from stock options exercised	—	(16,065)
Other	7,673	168
Changes in assets and liabilities:
Merchandise inventories	(75,248)	(90,817)
Prepaid expenses and other	278	(2,991)
Deferred income taxes and other	(12,801)	(5,892)
Accounts payable	(12,774)	50,560
Accrued interest	69,759	18
Accrued liabilities and other	1,053	(8,725)
Income taxes payable	(21,599)	(27,329)
Other long-term liabilities	15,419	1,845
Net cash (used in) provided by operating activities	(29,946)	41,513

Investing activities:
Additions to property and equipment	(61,629)	(69,541)
Net cash used in investing activities	(61,629)	(69,541)

Financing activities:
Borrowings on asset-based revolving credit facility	705,577	—
Payments on asset-based revolving credit facility	(571,281)	—
Repayments on senior secured term loan facility	(11,750)	—
Equity investment of Management	4,280	—
Cash dividends paid to stockholders	—	(26,625)
Repurchase of old Common Stock	—	(66,182)
Repurchase of new Common Stock	(740)	—
Proceeds from stock options exercised	—	27,870
Tax benefits from stock options exercised	—	16,065
Proceeds from issuance of old Common Stock and other	—	1,791
Payment of capital leases	(5,039)	—
Change in cash overdraft	(14,541)	1,980
Net cash provided by (used in) financing activities	106,506	(45,101)

Net increase (decrease) in cash and equivalents	14,931	(73,129)
Cash and equivalents at beginning of period	30,098	452,449
Cash and equivalents at end of period	$45,029	$379,320

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended August 4, 2007
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other items, as disclosed) considered necessary for a fair presentation have been included. Because of the seasonal nature of our business, the results of operations for the three and six months ended August 4, 2007 are not indicative of the results to be expected for the entire year.

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

All references herein to “fiscal 2007” relate to the 52 weeks ending February 2, 2008 and all references to “fiscal 2006” relate to the 53 weeks ended February 3, 2007. In addition, all references herein to “the second quarter of fiscal 2007” relate to the 13 weeks ended August 4, 2007 and all references to “the second quarter of fiscal 2006” relate to the 13 weeks ended July 29, 2006.  Finally, all references to “the six months ended August 4, 2007”  relate to the 26 weeks ended August 4, 2007, and “the six months ended July 29, 2006” relate to the 26 weeks ended July 29, 2006.

Certain prior year amounts were reclassified to conform to current year presentation.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that a company recognize in its consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. We adopted FIN 48 as of the beginning of our first quarter of fiscal 2007 with no material impact to our consolidated statement of operations, balance sheet, shareholders’ equity, or statement of cash flows.

Upon adoption, we elected to record any interest and penalties associated with audits as a component of income tax expense. The Company identified its federal tax return, Canadian tax return, and its state tax returns in California, Florida, Illinois, New York, North Carolina, Pennsylvania, and Texas as “major” tax jurisdictions.  The periods subject to examination for our federal returns are 2002 to present, 2000 to present for our Canadian returns, and 2003 to present for all state returns except for North Carolina and Texas.  North Carolina is subject to examination from 2001 to present, and Texas is subject to examination from 2002 to present.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans, which requires an entity to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  It also requires an entity to measure the funded status of a plan as of the date of its year-end balance sheet.  As we have no publicly traded equity securities (due to the Merger as described in Note 2 below), FAS 158 is effective for us at the end of fiscal 2007, with early adoption permitted.  We plan to adopt FAS 158 at the end of fiscal 2007, with no material impact expected on our consolidated statement of operations, balance sheet, shareholders’ equity, or statement of cash flows.

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

•                  The issuance of the following debt (See Note 4 for further information concerning our issuance of debt):

•                  $750.0 million of 10% Senior Notes due 2014;

•                  $400.0 million of 113/8% Senior Subordinated Notes due 2016;

•                  $250.0 million of 13% Subordinated Discount Notes due 2016 (with an accreted value at maturity of $469.4 million);

•                  $2.4 billion Senior secured term loan facility; and

•                  $400.0 million of borrowings under our Asset-based revolving credit facility; and

•                  Our available cash as of the date of the Merger.

The Merger occurred simultaneously with the closing of the financing and equity transactions described above as well as the termination of our previous $300 million senior unsecured credit facility with Bank of America, N.A.

We capitalized $124.7 million of costs related to our issuance of various debt instruments.  We amortize the deferred financing costs over the lives of the respective debt agreements (which range from five to ten years) and record the amortization to interest expense. Amortization of the deferred financing costs was $4.3 million and $8.5 million for the three and six months ended August 4, 2007, respectively.

Transaction expenses for the three and six months ended August 4, 2007 relate primarily to compensation arrangements associated with the change in control.

Note 3.  Share-Based Compensation

On February 15, 2007, our stockholders and Board of Directors approved the 2006 Equity Incentive Plan (“2006 Plan”), which provides for the grant of share-based awards exercisable for up to 14.2 million shares of Common Stock.  The table below sets forth a summary of stock option activity for the three and six months ended August 4, 2007.  As of August 4, 2007, share-based awards exercisable for up to 2.8 million shares of Common Stock remain available for grant.

	Quarter Ended	Six Months Ended
	August 4, 2007
	(in thousands)

Outstanding at beginning of period	9,652	—
Grants	3,349	13,001
Cancellations	(1,646)	(1,646)
Outstanding at August 4, 2007	11,355	11,355

Generally, awards granted under the 2006 Plan vest ratably over five years and expire eight years from the grant date. The exercise prices of the awards issued during the three and six months ended August 4, 2007 ranged, depending upon the tranche in which issued, from $15 per share to $52.50 per share. The fair value of the awards was determined by the Board of Directors after considering various factors, and using the Black-Scholes-Merton option valuation model. Share-based compensation expense for the three and six months ended August 4, 2007 was $1.3 million and $2.8 million, respectively.

All share-based awards outstanding immediately prior to the Merger were settled on the Merger date. There were no share-based awards outstanding as of February 3, 2007.

Note 4.  Debt

Our outstanding debt is detailed in the table below.  We had no debt outstanding as of July 29, 2006. We were in compliance with the terms and conditions of all debt agreements for all periods presented.

	Principal
	August 4, 2007	February 3, 2007	Interest Rate
	(In thousands)

Senior notes	$750,000	$750,000	10.000%
Senior subordinated notes	400,000	400,000	11.375%
Subordinated discount notes	275,376	258,620	13.000%
Senior secured term loan	2,332,375	2,344,125	Variable
Asset-based revolving credit facility	340,061	205,765	Variable
Total debt	4,097,812	3,958,510
Less current portion	364,061	229,765
Long-term debt	$3,733,751	$3,728,745

Asset-based revolving credit facility

The Asset-based revolving credit facility provides senior secured financing of up to $1.0 billion, subject to a borrowing base described below. As of August 4, 2007, the borrowing base was $773.7 million with $403.3 million of unused availability.

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

Senior secured term loan facility

Borrowings under the Senior secured term loan facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank and (2) the federal funds effective rate plus ½ of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The applicable margin at August 4, 2007 was 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings, subject to downward adjustment based on the leverage and ratings thresholds set forth in the Senior secured term loan facility agreement.

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

Note 5.  Comprehensive (Loss) Income

Our comprehensive (loss) income is as follows:

	Quarter Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net (loss) income	$(43,947)	$21,553	$(66,550)	$73,254
Other comprehensive income (loss):
Foreign currency translation adjustment and other	1,825	(289)	4,622	327
Comprehensive (loss) income	$(42,122)	$21,264	$(61,928)	$73,581

Note 6.  Derivative instruments

We are exposed to fluctuations in exchange rates between the US and Canadian dollars, as the functional currency of our Canadian subsidiary is the Canadian dollar.  To mitigate the effects of currency fluctuations, during the second quarter of fiscal 2007, we executed a foreign currency cash flow hedge. To facilitate cash flow hedge accounting, the objective is to hedge payments for forecasted purchases of intercompany inventory by our Canadian subsidiary denominated in US dollars.  The term of this cash flow hedge extends through fiscal 2007.

To achieve our objective and to minimize the risk of ineffectiveness, the notional values represent a portion of our Canadian subsidiary’s forecasted intercompany purchases.  Any hedge ineffectiveness is recorded in Other income. For the three months ended August 4, 2007, the ineffective portion of the hedge was immaterial.

For the portion of the hedge that is effective, the change in fair value of that hedge will initially be recorded in Other comprehensive income.  As the underlying inventory is sold to our customers, amounts will be reclassified from Other comprehensive income to Cost of sales and occupancy expense in the statement of operations.  The change in fair value of the hedge for the three months ended August 4, 2007, was immaterial.

The table below provides the remaining quarterly notional values and the average CAD/USD exchange rate associated with the hedge.

Period	CAD Amount	USD Amount	Rate
	(in thousands)
Quarter 3	$12,495	$13,117	1.050
Quarter 4	14,229	14,933	1.049
Fiscal 2007	$26,724	$28,050	1.050

Note 7.  Commitments and Contingencies

Reference is made to the action described under “Part I. Item 3. Legal Proceedings — Shareholder Claims — State Court Litigation” in our Annual Report on Form 10-K for fiscal 2006.  In that action, on July 12, 2007, named plaintiffs and proposed class representatives Feivel Gottlieb and Roberta Schuman voluntarily dismissed their claims.  Julie Fathergill continues as the sole remaining named plaintiff and proposed class representative.

Reference is made to the consolidated action described under “Part I. Item 3. Legal Proceedings — Shareholder Claims — Federal Court Litigation” in our Annual Report on Form 10-K for fiscal 2006 and under “Part II. Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2007.  In that action, on July 3, 2007, the court granted the motion of the lead plaintiff, Massachusetts Laborers’ Annuity Fund, for leave to file the proposed amended complaint, as described under “Part II. Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2007.  On July 5, 2007, the lead plaintiff filed the amended complaint in the proposed form filed with the court on May 21, 2007, which is described in “Part II. Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2007.

Reference is made to the action described under “Part I. Item 3. Legal Proceedings – Employee Class Action Claims – Morris Claim” in our Annual Report on Form 10-K for fiscal 2006.  In that action, on June 22, 2007, the court granted final approval of the settlement.  On July 11, 2007, the Court entered the Final Settlement Judgment.  The settlement had no material impact on our statement of operations, balance sheet, or statement of cash flows for any period presented.

Reference is made to the action described under “Part I. Item 3. Legal Proceedings – Employee Class Action Claims – Torgersen Claim” in our Annual Report on Form 10-K for fiscal 2006.  In that action, on July 10, 2007, the parties participated in a voluntary mediation and have reached a tentative settlement, which is contingent on court approval.  If the settlement is approved in its current form, it will have no material impact on our statement of operations, balance sheet, or statement of cash flows for any period presented.

We are involved in ongoing legal and regulatory proceedings. Other than the updates described in the preceding paragraphs, there were no material changes to our disclosures of commitments and contingencies from our Annual Report on Form 10-K for fiscal 2006 and our Quarterly Report on Form 10-Q for the quarter ended April 5, 2007.

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

Subsequent to the Merger, our chief operating decision makers evaluate historical operating performance, plan and forecast future periods’ operating performance and base incentive compensation targets for certain management personnel on earnings before interest, income taxes, and depreciation and amortization (“EBITDA”). A reconciliation of income before income taxes and cumulative effect of accounting change to EBITDA is presented below. Segment income for the three and six months ended July 29, 2006 was restated to conform to current year presentation.

	Quarter Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
	(in thousands)		(in thousands)

(Loss) Income before income taxes	$(67,541)	$34,624	$(101,013)	$117,677
Interest expense	95,208	252	190,560	424
Interest income	(177)	(3,515)	(402)	(6,915)
Depreciation and amortization	31,320	29,164	62,051	56,620
EBITDA	$58,810	$60,525	$151,196	$167,806

Our sales and assets by country are as follows:

	Net Sales	Total Assets
	(in thousands)
Quarter ended August 4, 2007:
United States	$733,963	$1,721,991
Canada	58,976	103,637
Consolidated Total	$792,939	$1,825,628

Quarter ended July 29, 2006:
United States	$717,959	$1,853,401
Canada	50,305	80,246
Consolidated Total	$768,264	$1,933,647

Six Months Ended August 4, 2007:
United States	$1,517,829	$1,721,991
Canada	119,243	103,637
Consolidated Total	$1,637,072	$1,825,628

Six Months ended July 29, 2006:
United States	$1,496,315	$1,853,401
Canada	104,430	80,246
Consolidated Total	$1,600,745	$1,933,647

Note 9.  Related Party Transactions

We pay annual management fees to the Sponsors in the amount of $12.0 million and an annual management fee to Highfields Capital Management LP in the amount of $1.0 million. During the three and six months ended August 4, 2007, we recognized $3.3 million and $6.7 million of expense related to annual management fees and related expenses, respectively.

As previously disclosed in our fiscal 2006 Annual Report on Form 10-K, we amortize over a two year period Separation Agreements with each of Charles J. Wyly, Jr. and Sam Wyly, who were executive officers and directors of the Company prior to the Merger. Amortization expense for the three and six months ended August 4, 2007 was $0.7 million and $1.5 million, respectively.

During the first quarter of fiscal 2007, The Blackstone Group acquired a majority ownership stake in an external vendor we utilize to count our store inventory. Expenses associated with this vendor during the three and six months ended August 4, 2007 were approximately $1.3 million and $2.3 million, respectively.

During the  six months ended August 4, 2007, officers of Michaels Stores, Inc. and its subsidiaries were offered the opportunity to purchase shares of our Common Stock. During the first quarter of fiscal 2007, we sold 289,334 shares, or approximately $4.3 million of our Common Stock at a price of $15 per share to certain officers. No shares were sold during the three months ended August 4, 2007.  During the first week of the third quarter of fiscal 2007, we sold 251,672 shares, or approximately $3.8 million, of our Common Stock at a price of $15 per share to certain officers.  Also, during the three months ended August 4, 2007, we repurchased  49,333 shares of our Common Stock at $15 per share from officers who are no longer with the Company.

Note 10.  Recent Events

Appointment of CEO

On June 4, 2007, the Board of Directors appointed Brian C. Cornell as Chief Executive Officer of the Company.   Mr. Cornell recently served as Executive Vice President and Chief Marketing Officer of Safeway, Inc., where he was responsible for the merchandising, marketing, manufacturing and supply chain operations, as well as its online business. Mr. Cornell is also a director of OfficeMax Inc.

Pursuant to his employment agreement, in addition to his base salary, Mr. Cornell received a sign-on bonus, and is eligible to receive an annual incentive bonus based on performance criteria established by the Board.  In addition, on June 4, 2007, Mr. Cornell received a restricted stock award of 133,333 shares of Common Stock that will vest 50% on each of the first and second anniversaries of the date of grant, and was granted an option to purchase approximately 2.3 million shares of Common Stock.  The option is divided into six tranches with exercise prices ranging from $15 to $52.50 per share, each tranche vesting 20% on each of the first five anniversaries of February 16, 2007.

Registration Statement

We filed a Registration Statement on Form S-4 (which became effective on August 14, 2007) for an exchange offer relating to our 10% Senior Notes due 2014, 11 3/8% Senior Subordinated Notes due 2016, and 13% Subordinated Discount Notes due 2016.  As a result, we are required to file reports under Section 15(d) of the Securities Exchange Act of 1934, as amended.

Note 11.   Condensed Consolidating Financial Information

All of the Company’s obligations under the Senior notes, Senior subordinated notes, Subordinated discount notes, Senior secured term loan, and Asset-based revolving credit facility are guaranteed by the Parent and Guarantor subsidiaries. Currently, there are no non-guarantor subsidiaries. The following condensed consolidating financial information represents the financial information of Michaels Stores, Inc. and its wholly-owned subsidiary guarantors, prepared on the equity basis of accounting.  The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X.  The financial information may not necessarily be indicative of results of operations, cash flows, or financial position had the subsidiary guarantors operated as independent entities.

Supplemental Condensed Consolidating Balance Sheet

	August 4, 2007
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and equivalents	$27,118	$17,911	$—	$45,029
Merchandise inventories	673,739	249,121	—	922,860
Intercompany receivables	—	196,951	(196,951)	—
Other	146,906	24,263	—	171,169
Total current assets	847,763	488,246	(196,951)	$1,139,058
Property and equipment, net	325,948	126,871	—	452,819
Goodwill, net	94,290	21,549	—	115,839
Investment in subsidiaries	330,938	—	(330,938)	—
Other assets	103,217	14,695		117,912
Total assets	$1,702,156	$651,361	$(527,889)	$1,825,628

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$41,363	$165,963	$—	$207,326
Accrued liabilities and other	224,893	129,917	—	354,810
Current portion of long-term debt	364,061	—	—	364,061
Intercompany payable	196,951	—	(196,951)	—
Total current liabilities	827,268	295,880	(196,951)	926,197
Long-term debt	3,733,751	—	—	3,733,751
Other long-term liabilities	72,989	24,543	—	97,532
Total stockholders’ (deficit) equity	(2,931,852)	330,938	(330,938)	(2,931,852)
Total liabilities and stockholders’ (deficit) equity	$1,702,156	$651,361	$(527,889)	$1,825,628

	July 29, 2006
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and equivalents	$351,380	$27,940	$—	$379,320
Merchandise inventories	643,388	231,829	—	875,217
Intercompany receivables	—	115,204	(115,204)	—
Other	67,795	35,301	—	103,096
Total current assets	1,062,563	410,274	(115,204)	$1,357,633
Property and equipment, net	324,732	112,514	—	437,246
Goodwill, net	94,290	21,549	—	115,839
Investment in subsidiaries	294,877	—	(294,877)	—
Other assets	4,483	18,446		22,929
Total assets	$1,780,945	$562,783	$(410,081)	$1,933,647

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$95,108	$177,778	$—	$272,886
Accrued liabilities and other	191,546	58,145	—	249,691
Current portion of long-term debt	—	—	—	—
Intercompany payable	115,204	—	(115,204)	—
Total current liabilities	401,858	235,923	(115,204)	522,577
Long-term debt	—	—	—	—
Other long-term liabilities	57,190	31,983	—	89,173
Total stockholders' equity	1,321,897	294,877	(294,877)	1,321,897
Total liabilities and stockholders' equity	$1,780,945	$562,783	$(410,081)	$1,933,647

Supplemental Condensed Consolidating Statement of Operations

	Quarter Ended August 4, 2007
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$688,695	$405,365	$(301,121)	$792,939
Cost of sales and occupancy expense	476,434	326,528	(301,121)	501,841
Gross profit	212,261	78,837	—	291,098
Selling, general, and administrative expense	211,678	31,327	—	243,005
Transaction expenses	15,688	—	—	15,688
Related party expenses	5,403	—	—	5,403
Store pre-opening costs	1,244	176	—	1,420
Operating (loss) income	(21,752)	47,334	—	25,582
Interest expense	95,187	21	—	95,208
Other (income) and expense, net	104	(2,189)	—	(2,085)
Intercompany charges (income)	14,488	(14,488)	—	—
Equity in earnings of subsidiaries	63,990	—	(63,990)	—
(Loss) Income before income taxes	(67,541)	63,990	(63,990)	(67,541)
Provision for income taxes	(23,594)	22,332	(22,332)	(23,594)
Net (loss) income	$(43,947)	$41,658	$(41,658)	$(43,947)

	Six Months Ended August 4, 2007
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$1,435,605	$813,493	$(612,026)	$1,637,072
Cost of sales and occupancy expense	977,393	652,895	(612,026)	1,018,262
Gross profit	458,212	160,598	—	618,810
Selling, general, and administrative expense	436,585	62,324	—	498,909
Transaction expenses	21,252	—	—	21,252
Related party expenses	10,665	—	—	10,665
Store pre-opening costs	2,526	442	—	2,968
Operating (loss) income	(12,816)	97,832	—	85,016
Interest expense	190,522	38	—	190,560
Other (income) and expense, net	(34)	(4,497)	—	(4,531)
Intercompany charges (income)	33,708	(33,708)	—	—
Equity in earnings of subsidiaries	135,999	—	(135,999)	—
(Loss) Income before income taxes	(101,013)	135,999	(135,999)	(101,013)
Provision for income taxes	(34,463)	46,376	(46,376)	(34,463)
Net (loss) income	$(66,550)	$89,623	$(89,623)	$(66,550)

	Quarter Ended July 29, 2006
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$672,717	378,351	$(282,804)	$768,264
Cost of sales and occupancy expense	469,893	305,927	(282,804)	493,016
Gross profit	202,824	72,424	—	275,248
Selling, general, and administrative expense	205,902	27,779	—	233,681
Transaction expenses	8,499	—	—	8,499
Related party expenses	—	—	—	—
Store pre-opening costs	1,106	415	—	1,521
Operating (loss) income	(12,683)	44,230	—	31,547
Interest expense	243	9	—	252
Other (income) and expense, net	(3,119)	(210)	—	(3,329)
Intercompany charges (income)	14,545	(14,545)	—	—
Equity in earnings of subsidiaries	58,976	—	(58,976)	—
Income before income taxes	34,624	58,976	(58,976)	34,624
Provision for income taxes	13,071	22,263	(22,263)	13,071
Net income	$21,553	$36,712	$(36,712)	$21,553

	Six Months Ended July 29, 2006
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$1,409,299	745,801	$(554,355)	$1,600,745
Cost of sales and occupancy expense	963,040	597,576	(554,355)	1,006,261
Gross profit	446,259	148,225	—	594,484
Selling, general, and administrative expense	416,677	54,040	—	470,717
Transaction expenses	13,199	—	—	13,199
Related party expenses	—	—	—	—
Store pre-opening costs	2,463	495	—	2,958
Operating income	13,920	93,690	—	107,610
Interest expense	409	15	—	424
Other (income) and expense, net	(6,194)	(4,297)	—	(10,491)
Intercompany charges (income)	35,714	(35,714)	—	—
Equity in earnings of subsidiaries	133,686	—	(133,686)	—
Income before income taxes	117,677	133,686	(133,686)	117,677
Provision for income taxes	44,423	50,466	(50,466)	44,423
Net income	$73,254	$83,219	$(83,219)	$73,254

Supplemental Condensed Consolidating Statement of Cash Flows

	Six Months Ended August 4, 2007
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities:
Net cash (used in) provided by operating activities	$(48,457)	$85,316	$(66,805)	$(29,946)

Investing activities:
Net cash used in investing activities	(57,510)	(4,119)	—	(61,629)

Financing activities:
Net borrowings (repayments) of long-term debt	122,546	—	—	122,546
Intercompany dividends	—	(66,805)	66,805	—
Other financing activities	(16,040)	—	—	(16,040)
Net cash provided by (used in) financing activities	106,506	(66,805)	66,805	106,506

Increase in cash and equivalents	539	14,392	—	14,931
Beginning cash and cash equivalents	26,579	3,519	—	30,098
Ending cash and cash equivalents	$27,118	$17,911	$—	$45,029

	Six Months Ended July 29, 2006
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities:
Net cash provided by operating activities	$54,865	$64,519	$(77,871)	$41,513

Investing activities:
Net cash used in investing activities	(66,167)	(3,374)	—	(69,541)

Financing activities:
Cash dividends paid to stockholders	(26,625)	—	—	(26,625)
Intercompany dividends	—	(77,871)	77,871	—
Repurchase of Old Common Stock	(66,182)	—	—	(66,182)
Other financing activities	47,706	—	—	47,706
Net cash used in financing activities	(45,101)	(77,871)	77,871	(45,101)

Decrease in cash and equivalents	(56,403)	(16,726)	—	(73,129)
Beginning cash and cash equivalents	407,783	44,666	—	452,449
Ending cash and equivalents	$351,380	$27,940	$—	$379,320

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

•                  restrictive actions by foreign governments or changes in United States or foreign laws and regulations affecting imports or domestic distribution;

•                  significant changes in tariffs or duties levied on imports which may limit the availability of certain merchandise from our foreign suppliers;

•                  significant fluctuations in exchange rates;

•                  changes in political, economic, and social conditions;

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

•                  the seasonality of the retail business;

•                  unusual weather conditions;

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

•                  our ability to service the interest and principal payments of our debt (including our Senior Notes, Senior Subordinated Notes, and Subordinated Discount Notes (the “Notes”)) or to repurchase the Notes upon a change in control;

•                  restrictions contained in our various debt agreements that limit our flexibility in operating our business, including compliance with the covenants contained therein;

•                  significant fluctuations in interest rates;

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

General

All references herein to “fiscal 2007” relate to the 52 weeks ending February 2, 2008 and all references to “fiscal 2006” relate to the 53 weeks ended February 3, 2007. In addition, all references herein to “the second quarter of fiscal 2007” relate to the 13 weeks ended August 4, 2007 and all references to “the second quarter of fiscal 2006” relate to the 13 weeks ended July 29, 2006.  Finally, all references to “the six months ended August 4, 2007” relate to the 26 weeks ended August 4, 2007, and “the six months ended July 29, 2006” relate to the 26 weeks ended July 29, 2006, respectively.

The following table sets forth certain of our unaudited operating data (dollars in thousands):

	Quarter Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Michaels stores:
Retail stores open at beginning of period	928	899	920	885
Retail stores opened during the period	9	7	20	24
Retail stores opened (relocations) during the period	2	2	7	5
Retail stores closed during the period	—	(1)	(3)	(4)
Retail stores closed (relocations) during the period	(2)	(2)	(7)	(5)
Retail stores open at end of period	937	905	937	905

Aaron Brothers stores:
Retail stores open at beginning of period	168	165	166	166
Retail stores opened during the period	—	—	2	—
Retail stores closed during the period	(1)	—	(1)	(1)
Retail stores open at end of period	167	165	167	165

Recollections stores:
Retail stores open at beginning of period	11	11	11	11
Retail stores opened during the period	—	—	—	—
Retail stores open at end of period	11	11	11	11

Star Decorators Wholesale stores:
Wholesale stores open at beginning of period	4	4	4	4
Wholesale stores opened during the period	—	—	—	—
Wholesale stores open at end of period	4	4	4	4

Total store count at end of period	1,119	1,085	1,119	1,085

Other operating data:
Average inventory per Michaels store (1)	$929	$902	$929	$902
Comparable store sales increase (decrease) (2)	0.8%	(0.3)%	0.1%	(1.7)%

(1)	Average inventory per Michaels store calculation excludes our Aaron Brothers, Recollections, and Star Decorators Wholesale stores.

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

Results of Operations

The following table sets forth the percentage relationship to net sales of each line item of our unaudited consolidated statements of operations. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes, contained herein.

	Quarter Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	63.3	64.2	62.2	62.9
Gross profit	36.7	35.8	37.8	37.1
Selling, general, and administrative expense	30.6	30.4	30.5	29.4
Transaction expenses	2.0	1.0	1.3	0.7
Related party expenses	0.7	—	0.7	—
Store pre-opening costs	0.2	0.2	0.2	0.2
Operating income	3.2	4.1	5.2	6.7
Interest expense	12.0	—	11.6	—
Other (income) and expense, net	(0.3)	(0.4)	(0.3)	(0.7)
(Loss) income before income taxes	(8.5)	4.5	(6.2)	7.4
(Benefit) provision for income taxes	(3.0)	1.7	(2.1)	2.8
Net (loss) income	(5.5)%	2.8%	(4.1)%	4.6%

Quarter Ended August 4, 2007 Compared to the Quarter Ended July 29, 2006

Net Sales—Net sales increased for the second quarter of fiscal 2007 by $24.7 million, or 3.2%, over the second quarter of fiscal 2006. At the end of the second quarter of fiscal 2007, we operated 937 Michaels, 167 Aaron Brothers, 11 Recollections, and four Star Decorators Wholesale stores. Results for the second quarter of fiscal 2007 include sales from 46 Michaels, and three Aaron Brothers stores that were opened during the 12-month period ended August 4, 2007, more than offsetting lost sales from the closure of one Aaron Brothers and eight Michaels stores during the same period. Non-comparable sales increased $18.8 million and comparable store sales increased 0.8%, or $5.9 million.

Comparable store sales increased 0.8% in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006, reflecting an increase in the average ticket of 3.9%, partially offset by decreases in customer transactions and custom framing deliveries of 2.1%, and 1.0%, respectively. A favorable currency translation, due to the stronger Canadian dollar, contributed approximately 0.3% to the average ticket increase for the quarter.

We continue to develop a fully integrated pricing and promotion strategy and may refine our existing strategy in future periods. A significant component of our pricing and promotion strategy involves changes in the breadth and depth of our promotional programs. As a result, our historical trends may not be indicative of future results.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $8.8 million primarily due to increases in the store base. Cost of sales and occupancy expense, as a percentage of net sales, decreased approximately 90 basis points in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006.  Merchandise margins improved significantly from a reduction in breadth and depth of promotional programs in addition to continued benefits from ongoing product sourcing initiatives. As previously noted, we may make changes to our pricing and promotion strategy and such changes may affect our merchandise margins in future periods. As a result, historical trends may not be indicative of future results. Occupancy costs, as a percentage of sales, increased approximately 70 basis points due to a deleveraging from normal occupancy cost increases in combination with a low comparable store sales increase.

Selling, General, and Administrative Expense—Selling, general, and administrative expense was $243.0 million, or 30.6% of net sales, in the second quarter of fiscal 2007 compared to $233.7 million, or 30.4% of net sales, in the second quarter of fiscal 2006. The expense increase was primarily due to higher advertising expenses and expenses associated with the appointment of our new CEO.

As a percentage of net sales, selling, general, and administrative expense increased approximately 20 basis points. The 20 basis point increase was primarily due to increases in advertising costs associated with our strategic initiatives and executive based compensation costs, partially offset by leverage in store-level expenses due to cost containment efforts.

Transaction Expenses—Transaction expenses incurred during the second quarter of fiscal 2007 relate primarily to bonus arrangements associated with the change in control that are ratably recognized for a period of one year following the Merger date, as well as other compensation expenses arising from change in control agreements.  Transaction expenses incurred during the second quarter of fiscal 2006 primarily relate to legal expenses associated with our exploration of strategic alternatives.

Related Party Expenses—Related party expenses were $5.4 million in the second quarter of fiscal 2007 and consisted primarily of $3.3 million of management fees and associated expenses paid to our Sponsors and Highfields. Also included in related party expenses are $1.3 million of fees related to an external vendor we utilize to count store inventory in which The Blackstone Group acquired a majority ownership stake during the first quarter of fiscal 2007, as well as $0.8 million of amortization expense related to the Separation Agreements as more fully described in Note 9 to the consolidated financial statements.

Operating Income—Operating income decreased from $31.5 million, or 4.1% of sales, in the second quarter of fiscal 2006 to $25.6 million, or 3.2% of sales, in the second quarter of fiscal 2007.

Interest Expense—Interest expense increased from $0.3 million in the second quarter of fiscal 2006 to $95.2 million in the second quarter of fiscal 2007 as a result of debt issued during the fourth quarter of fiscal 2006 to finance the Merger. We expect to incur a substantial amount of interest expense in future quarters as a result of our outstanding debt.

Other Income—Other income declined from $3.3 million in the second quarter of fiscal 2006 to $2.1 million during the second quarter of fiscal 2007 primarily as a result of lower interest income on lower invested cash balances, partially offset by a favorable comparison of foreign currency gain/loss.

(Benefit) Provision for Income Taxes—The effective tax rate was 34.9% for the second quarter of fiscal 2007 and 37.8% for the second quarter of fiscal 2006. We expect the effective tax rate for fiscal 2007 to range from 45% - 50%. As a result of our low income base, our effective rate is highly sensitive to changes caused by permanent differences (i.e. differences between book income and tax income that will not be reversed in future periods).

Net (Loss) Income—As a result of the above, we reported a net loss of $43.9 million for the second quarter of fiscal 2007 as compared to net income of $21.6 million for the second quarter of fiscal 2006.

Six Months Ended August 4, 2007 Compared to the Six Months Ended July 29, 2006

Net Sales—Net sales increased in the first six months of fiscal 2007 by $36.3 million, or 2.3%, over the first six months of fiscal 2006.  Sales at our new stores (net of closures) opened since the second quarter of fiscal 2005 provided incremental revenue of $34.2 million. For the same period, comparable store sales increased 0.1% in fiscal 2007 compared to fiscal 2006, reflecting an increase in the average ticket of 3.7%, partially offset by declines in customer transactions of 3.2% and custom framing deliveries of 0.4%.  We estimate that consolidated comparable store sales were negatively impacted 50 basis points by a 16% decline in comparable domestic sales of Yarn, all of which occurred in the first three months of fiscal 2007.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased by $12.0 million, or 1.2%, due to increased occupancy expenses and the number of stores we operate, partially offset by the merchandise margin expansion as described below.

Cost of sales and occupancy expense, as a percentage of net sales, decreased approximately 70 basis points through the first six months of fiscal 2007 compared to the first six months of fiscal 2006. This decrease was driven by significant expansion of merchandise margin, resulting from a reduction in breadth and depth of promotional programs as well as continued benefits from ongoing sourcing initiatives.  Partially offsetting the merchandise margin expansion was an 80 basis point increase in store occupancy costs primarily due to inflationary cost increases and a deleveraging of expenses on the 0.1% comparable sales increase.

Selling, General, and Administrative Expense—Selling, general, and administrative expense was $498.9 million, or 30.5% of net sales, for the first six months of fiscal 2007 compared to $470.7 million, or 29.4% of net sales, in the first six months of fiscal 2006. The expense increase was primarily due to an increase in the number of stores we operate compared to last year, incremental costs associated with the appointment of our new CEO,  and costs resulting from our strategic initiatives. These strategic initiatives include our pricing and promotion strategy, consumer insight research, and product sourcing, which are more fully described in our Fiscal 2006 Annual Report on Form 10-K.

As a percentage of net sales, selling, general, and administrative expense increased approximately 110 basis points, comprised primarily of an increase in strategic initiatives of about 40 basis points, advertising costs of about 30 basis points, and 20 basis points associated with the appointment of our new CEO. Total store operating expenses, as a percent of sales, were flat compared to last year.

Transaction Expenses – Transaction expenses incurred during the first six months of fiscal 2007 relate primarily to bonus arrangements associated with the change in control that are ratably recognized for a period of one year following the Merger date, as well as other compensation expenses arising from change in control agreements.  Transaction expenses incurred during the first six months of fiscal 2006 primarily relate to legal and investment advisory expenses associated with our strategic alternatives process.

Related Party Expenses—Related party expenses were $10.7 million for the first six months of fiscal 2007 and consisted primarily of $6.8 million of management fees and associated expenses paid to our Sponsors and Highfields. Also included in related party expenses are $2.3 million of fees related to an external vendor we utilize to count store inventory in which The Blackstone Group acquired a majority ownership stake during the first quarter of fiscal 2007, as well as $1.6 million of amortization expense related to the Separation Agreements as more fully described in Note 9 to the consolidated financial statements.

Operating Income—Operating income decreased from $107.6 million, or 6.7% of sales, in the first six months of fiscal 2006 to $85.0 million, or 5.2% of sales, in the first six months of fiscal 2007.

Interest Expense—Interest expense increased $190.1 million in the six months ending August 4, 2007 compared to the six months ending July 29, 2006. This increase was due to the debt issued associated with the Merger.

Other Income—Other income of $4.5 million was $6.0 million lower than last year on a $6.5 million decline in interest income. Also, our foreign currency gains were $3.8 million higher than last year.  In addition, we recorded a favorable legal settlement of $3.0 million during the first six months of fiscal 2006.

(Benefit) Provision for Income Taxes—The effective tax rate was 34.1% for the first six months of fiscal 2007 and 37.8% for the first six months of fiscal 2006. The decrease in the effective rate was due to permanent differences related to the current year, which increased our income tax expense despite our pre-tax net loss.

Net (Loss) Income—As a result of the above, our net loss for the first six months of fiscal 2007 was $66.6 million as compared to net income of $73.3 million for the first six months of fiscal 2006.

Liquidity and Capital Resources

We require cash principally for day-to-day operations and to finance capital investments, supply initial inventory for new stores, replenish inventory for existing stores, service our outstanding debt, and seasonal working capital needs. In recent years prior to the Merger, we financed our operations, new store openings, old Common Stock repurchases, dividend payments, and other capital investments with cash from operations and proceeds from stock option exercises. We expect that our available cash, cash flow generated from operating activities, and funds available under our Asset-based revolving credit facility will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements, and future growth throughout fiscal 2007.

Our cash and equivalents increased $14.9 million, or 49.5%, from $30.1 million at the end of fiscal 2006 to $45.0 million at the end of the second quarter of fiscal 2007. Compared to the end of the second quarter of fiscal 2006, cash and equivalents decreased $334.3 million, or 88.1%, as existing cash at the Merger date was used to help finance the Merger.

Cash Flow from Operating Activities

Cash flow used in operating activities during the first six months of fiscal 2007 was $29.9 million compared to cash provided by operating activities of $41.5 million during the first six months of fiscal 2006. The $71.5 million change was primarily due to lower net income and decreased leverage on our inventory and accounts payable balances, partially offset by increases in accrued interest on our outstanding debt.

Inventories per Michaels store (including supporting distribution centers) increased 3.0% from July 29, 2006 to August 4, 2007 primarily from higher levels of in-stock positions associated with certain merchandise resets. We expect inventories per Michaels store at the end of fiscal 2007 to be flat to higher by approximately 2% as compared to the end of fiscal 2006.

Cash Flow used in Investing Activities

Cash flow used in investing activities was primarily the result of the following capital expenditure activities:

	Six Months Ended
	August 4, 2007 (1)	July 29, 2006 (2)
	(In thousands)
New and relocated stores and stores not yet opened	$18,172	$16,621
Existing stores	10,781	30,205
Distribution system expansion	12,520	7,197
Information systems	18,958	13,582
Corporate and other	1,198	1,936
	$61,629	$69,541

(1)	In the first six months of fiscal 2007, we incurred capital expenditures related to the opening of 20 Michaels and two Aaron Brothers stores in addition to the relocation of seven Michaels stores.

(2)	In the first six months of fiscal 2006, we incurred capital expenditures related to the opening of 24 Michaels stores and the relocation of five Michaels stores.

Cash Flow provided by Financing Activities

During the first six months of fiscal 2007, cash provided by financing activities was a result of incremental borrowings against our asset-based revolving credit facility. Prior to the Merger, proceeds from the exercise of outstanding stock options served as a source of cash for us. Proceeds from the exercise of stock options were $27.9 million for the six-month period ending July 29, 2006. During the first six months of fiscal 2006, we repurchased $66.2 million of old Common Stock and paid dividends of $26.6 million. As a result of the Merger, we do not expect any material repurchases of our Common Stock and we do not expect that stock option exercise proceeds will serve as a material future source of cash so long as our equity is not listed on a public exchange.

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

Asset-based revolving credit facility

The Asset-based revolving credit facility provides senior secured financing of up to $1.0 billion, subject to a borrowing base. As of August 4, 2007, the borrowing base was $773.7 million with $403.3 million of unused availability.

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

Senior secured term loan facility

During the first six months of fiscal 2007, borrowings under the Senior secured term loan facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank and (2) the federal funds effective rate plus ½ of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. During the first quarter of 2007, the applicable margin was 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR borrowings, and during most of the second quarter of 2007, the applicable margin was 1.75% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings, subject to downward adjustment based on the leverage and ratings thresholds set forth in the Senior secured term loan facility agreement.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that a company recognize in its consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. We adopted FIN 48 as of the beginning of our first quarter of fiscal 2007 with no material impact to our consolidated operations statement, balance sheet, shareholders’ equity, or statement of cash flows.

Upon adoption, we elected to record any interest and penalties associated with audits as a component of income tax expense. The Company identified its federal tax return, Canadian tax return, and its state tax returns in California, Florida, Illinois, New York, North Carolina, Pennsylvania, and Texas as “major” tax jurisdictions.  The periods subject to examination for our federal return are 2002 to present, 2000 to present for our Canadian return, and 2003 to present for all state returns except for North Carolina and Texas.  North Carolina is subject to examination from 2001 to present, and Texas is subject to examination from 2002 to present.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans, which requires an entity to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  It also requires an entity to measure the funded status of a plan as of the date of its year-end balance sheet.  As we have no publicly traded equity securities, FAS 158 is effective for us at the end of fiscal 2007, with early adoption permitted.  We plan to adopt FAS 158 at the end of fiscal 2007, with no material impact expected on our consolidated statement of operations, balance sheet, shareholders’ equity, or statement of cash flows.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to fluctuations in exchange rates between the US and Canadian dollars, as the functional currency of our Canadian subsidiary is the Canadian dollar.  To mitigate the effects of currency fluctuations, during the second quarter of fiscal 2007, we executed a foreign currency cash flow hedge. To facilitate cash flow hedge accounting, the objective is to hedge payments for forecasted purchases of intercompany inventory by our Canadian subsidiary denominated in US dollars.  The term of this cash flow hedge extends through fiscal 2007.

To achieve our objective and to minimize the risk of ineffectiveness, the notional values represent a portion of our Canadian subsidiary’s forecasted intercompany purchases.  Any hedge ineffectiveness is recorded in Other income. For the three months ended August 4, 2007, the ineffective portion of the hedge was immaterial.

For the portion of the hedge that is effective, the change in fair value of that hedge will initially be recorded in Other comprehensive income.  As the underlying inventory is sold to our customers, amounts will be reclassified from Other comprehensive income to Cost of sales and occupancy expense in the statement of operations.  The change in fair value of the hedge for the three months ended August 4, 2007, was immaterial.

The table below provides the remaining quarterly notional values and the average CAD/USD exchange rate associated with the hedge.

Period	CAD Amount	USD Amount	Rate
	(in thousands)
Quarter 3	$12,495	$13,117	1.050
Quarter 4	14,229	14,933	1.049
Fiscal 2007	$26,724	$28,050	1.050

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated by the SEC under the Securities Exchange Act of 1934). An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Such controls and procedures are designed to ensure that information we are required to disclose in our reports is accumulated and communicated to our management, including our principal executive officers and principal financial officer, to allow timely disclosure decisions. We note that the design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Change in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the SEC under the Securities Exchange Act of 1934) during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MICHAELS STORES, INC.

Part II—OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to the action described under “Part I. Item 3. Legal Proceedings — Shareholder Claims — State Court Litigation” in our Annual Report on Form 10-K for fiscal 2006.  In that action, on July 12, 2007, named plaintiffs and proposed class representatives Feivel Gottlieb and Roberta Schuman voluntarily dismissed their claims.  Julie Fathergill continues as the sole remaining named plaintiff and proposed class representative.

Reference is made to the consolidated action described under “Part I. Item 3. Legal Proceedings — Shareholder Claims — Federal Court Litigation” in our Annual Report on Form 10-K for fiscal 2006 and under “Part II. Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2007.  In that action, on July 3, 2007, the court granted the motion of the lead plaintiff, Massachusetts Laborers’ Annuity Fund, for leave to file the proposed amended complaint, as described under “Part II. Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2007.  On July 5, 2007, the lead plaintiff filed the amended complaint in the proposed form filed with the court on May 21, 2007, which is described in “Part II. Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2007.

Reference is made to the action described under “Part I. Item 3. Legal Proceedings – Employee Class Action Claims – Morris Claim” in our Annual Report on Form 10-K for fiscal 2006.  In that action, on June 22, 2007, the court granted final approval of the settlement.  On July 11, 2007, the Court entered the Final Settlement Judgment.  The settlement had no material impact on our statement of operations, balance sheet, or statement of cash flows for any period presented.

Reference is made to the action described under “Part I. Item 3. Legal Proceedings – Employee Class Action Claims – Torgersen Claim” in our Annual Report on Form 10-K for fiscal 2006.  In that action, on July 10, 2007, the parties participated in a voluntary mediation and have reached a tentative settlement which is contingent on court approval.  If the settlement is approved in its current form, it will have no material impact on our statement of operations, balance sheet, or statement of cash flows for any period presented.

We are involved in ongoing legal and regulatory proceedings. Other than the updates described in the preceding paragraph, there were no material changes to our disclosures of commitments and contingencies from our Annual Report on Form 10-K for fiscal 2006 and our Quarterly Report on Form 10-Q for the quarter ended April 5, 2007.

Item 1A.  Risk Factors

Product recalls and/or product liability may adversely impact our operations and merchandise offerings

We are subject to regulations by a variety of state and international regulatory authorities, including the Consumer Product Safety Commission. In fiscal 2006, we purchased merchandise from approximately 1,200 vendors.  A majority of our merchandise is manufactured in foreign countries.  One or more of our vendors might not adhere to product safety requirements or our quality control standards, and we might not identify the deficiency before merchandise ships to our stores. Any issues of product safety, including but not limited to those manufactured in foreign countries, could cause us to recall some of those products. The failure of our vendors to manufacture or import merchandise that does not adhere to our quality control standards could damage our reputation and brands and could lead to increases in customer litigation against us.  Furthermore, to the extent we are unable to replace any recalled products, we may have to reduce our merchandise offerings, resulting in a decrease in sales, especially if a recall occurs near or during a seasonal period.  If our vendors are unable or unwilling to recall products failing to meet our quality standards, we may be required to recall those products at a substantial cost to us. We may be unable to recover costs related to product recalls from our vendors.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

During the second quarter of fiscal 2007, certain officers of Michaels Stores, Inc. and its subsidiaries were offered the opportunity to purchase shares of our Common Stock at a price of $15 per share. The offering closed in the first week of the third quarter of fiscal 2007.  We sold 251,672 shares of our Common Stock to certain officers for approximately $3.8 million, and such shares represent approximately 0.21% of the total outstanding shares of Michaels Stores, Inc.  Set forth in the table below is information regarding purchases of shares of our Common Stock in that transaction by the named executives who participated.

Named Executive	Number of Shares	Amount
Brian C. Cornell	133,334	$2,000,010
Jeffrey N. Boyer	22,667	340,000
Thomas C. DeCaro	6,667	100,005
Harvey S. Kanter	20,000	300,000

Item 4.  Submission of Matters to a Vote of Security Holders.

On July 10, 2007, approximately 93% of our shareholders, by written consent, approved an increase in the aggregate number of shares of Michaels common stock available for sale and issuance to certain members of management from 500,000 to 600,000 shares of Michaels Common Stock.  The increase was made in anticipation of the second offering to management completed on August 17, 2007.

Item 6.  Exhibits.

(a) Exhibits:

Exhibit Number	Description of Exhibit
10.1	Compensation Policy Regarding Company Cars for Chief Executive Officer and President and Chief Financial Officer (filed herewith).

31.1	Certifications of Brian C. Cornell pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

MICHAELS STORES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAELS STORES, INC.

	By:	/s/ Jeffrey N. Boyer
Jeffrey N. Boyer
President and Chief Financial Officer
(Principal Financial Officer)

Dated: September 13, 2007

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Compensation Policy Regarding Company Cars for Chief Executive Officer and President and Chief Financial Officer (filed herewith).

31.1	Certifications of Brian C. Cornell pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).