Form 10-Q
period 2007-11-03
MICHAELS STORES INC
filed 2007-12-18
CIK 740670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2007

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Title	Shares Outstanding as of December 14, 2007
Common Stock, par value $.10 per share	118,451,736

MICHAELS STORES, INC.

FORM 10-Q

MICHAELS STORES, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	November 3, 2007	February 3, 2007	October 28, 2006
ASSETS
Current assets:
Cash and equivalents	$56,676	$30,098	$315,249
Merchandise inventories	1,035,129	847,529	978,901
Prepaid expenses and other	72,794	54,435	52,425
Deferred income taxes	35,594	35,216	36,946
Income tax receivable	79,186	32,902	—
Total current assets	1,279,379	1,000,180	1,383,521
Property and equipment, at cost	1,153,596	1,122,948	1,108,575
Less accumulated depreciation	(708,861)	(674,275)	(661,611)
	444,735	448,673	446,964
Goodwill	115,839	115,839	115,839
Debt issuance costs, net of accumulated amortization of $17,257 at November 3, 2007 and $4,537 at February 3, 2007	106,438	120,193	—
Other assets	7,526	8,117	24,119
	229,803	244,149	139,958
Total assets	$1,953,917	$1,693,002	$1,970,443

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$281,811	$214,470	$244,981
Accrued interest	44,748	34,551	90
Accrued liabilities and other	290,142	255,880	277,635
Income taxes payable	—	7,331	—
Current portion of long-term debt	444,693	229,765	—
Total current liabilities	1,061,394	741,997	522,706
Long-term debt	3,736,460	3,728,745	—
Deferred income taxes	16,361	29,139	—
Other long-term liabilities	81,307	68,444	90,586
Total long-term liabilities	3,834,128	3,826,328	90,586
	4,895,522	4,568,325	613,292
Commitments and contingencies
Stockholders’ (deficit) equity:
Common Stock, $0.10 par value, 220,000,000 shares authorized;
118,451,736 shares issued and outstanding at November 3, 2007;
117,973,396 shares issued and outstanding at February 3, 2007;
350,000,000 shares authorized and 136,313,415 shares issued
and 133,547,015 shares outstanding at October 28, 2006	11,845	11,797	13,631
Additional paid-in capital	11,233	—	485,727
Retained (deficit) earnings	(2,979,550)	(2,893,918)	943,769
Accumulated other comprehensive income	14,867	6,798	8,151
Treasury Stock (none at November 3, 2007 and February 3, 2007;
2,766,400 shares at October 28, 2006)	—	—	(94,127)
Total stockholders’ (deficit) equity	(2,941,605)	(2,875,323)	1,357,151
Total liabilities and stockholders’ (deficit) equity	$1,953,917	$1,693,002	$1,970,443

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Quarter Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Net sales	$940,222	$896,080	$2,577,294	$2,496,825
Cost of sales and occupancy expense	594,920	576,705	1,613,182	1,582,966
Gross profit	345,302	319,375	964,112	913,859
Selling, general, and administrative expense	262,496	255,352	761,405	726,070
Exit costs for concept businesses	6,983	—	6,983	—
Transaction expenses	7,834	8,532	29,086	21,730
Related party expenses	5,897	—	16,562	—
Store pre-opening costs	2,964	1,684	5,932	4,642
Operating income	59,128	53,807	144,144	161,417
Interest expense	94,770	225	285,330	649
Other (income) and expense, net	(6,112)	(2,716)	(10,643)	(13,207)
(Loss) income before income taxes	(29,530)	56,298	(130,543)	173,975
(Benefit) provision for income taxes	(11,434)	21,253	(45,898)	65,676
Net (loss) income	$(18,096)	$35,045	$(84,645)	$108,299

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	November 3,	October 28,
	2007	2006
Operating activities:
Net (loss) income	$(84,645)	$108,299
Adjustments:
Depreciation and amortization	93,668	85,059
Share-based compensation	4,166	15,557
Tax benefits from stock options exercised	—	(20,740)
Exit costs for concept businesses	6,983	—
Deferred financing costs amortization	12,720	—
Other	(882)	226
Changes in assets and liabilities:
Merchandise inventories	(187,601)	(194,978)
Prepaid expenses and other	99	(9,166)
Deferred income taxes and other	(13,905)	(8,423)
Accounts payable	55,771	29,342
Accrued interest	10,196	20
Accrued liabilities and other	37,916	13,334
Income taxes payable	(52,214)	(2,471)
Other long-term liabilities	37,911	2,984
Net cash (used in) provided by operating activities	(79,817)	19,043

Investing activities:
Additions to property and equipment	(85,913)	(107,665)
Net cash used in investing activities	(85,913)	(107,665)

Financing activities:
Borrowings on asset-based revolving credit facility	792,786	—
Payments on asset-based revolving credit facility	(577,860)	—
Repayments on senior secured term loan facility	(17,625)	—
Equity investment of Management	8,055	—
Cash dividends paid to stockholders	—	(42,563)
Repurchase of old Common Stock	—	(66,182)
Repurchase of new Common Stock	(940)	—
Proceeds from stock options exercised	—	35,608
Tax benefits from stock options exercised	—	20,740
Proceeds from issuance of old Common Stock and other	—	1,804
Payment of capital leases	(6,551)	—
Change in cash overdraft	(5,557)	2,015
Net cash provided by (used in) financing activities	192,308	(48,578)

Net increase (decrease) in cash and equivalents	26,578	(137,200)
Cash and equivalents at beginning of period	30,098	452,449
Cash and equivalents at end of period	$56,676	$315,249

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter and Nine Months Ended November 3, 2007

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other items, as disclosed) considered necessary for a fair presentation have been included. Because of the seasonal nature of our business, the results of operations for the three and nine months ended November 3, 2007 are not indicative of the results to be expected for the entire year.

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

All references herein to “fiscal 2007” relate to the 52 weeks ending February 2, 2008 and all references to “fiscal 2006” relate to the 53 weeks ended February 3, 2007. In addition, all references herein to “the third quarter of fiscal 2007” relate to the 13 weeks ended November 3, 2007 and all references to “the third quarter of fiscal 2006” relate to the 13 weeks ended October 28, 2006.  Finally, all references to “the nine months ended November 3, 2007” relate to the 39 weeks ended November 3, 2007, and “the nine months ended October 28, 2006” relate to the 39 weeks ended October 28, 2006.

Certain prior year amounts were reclassified to conform to current year presentation.  These reclassifications consist primarily of transaction expenses on the statements of operations.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that a company recognize in its consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. We adopted FIN 48 as of the beginning of our first quarter of fiscal 2007 with no material impact to our consolidated statement of operations, balance sheet, stockholders’ equity, or statement of cash flows.

Upon adoption, we elected to record any interest and penalties associated with audits as a component of income tax expense. The Company identified its federal tax return, Canadian tax return, and its state tax returns in California, Florida, Illinois, New York, North Carolina, Pennsylvania, and Texas as “major” tax jurisdictions.  The periods subject to examination for our federal returns are 2002 to present, 2000 to present for our Canadian returns, and 2003 to present for all “major” state returns except for California, North Carolina, and Texas.  These states are subject to examination as follows:   California from 1999 to present, North Carolina from 2001 to present, and Texas from 2002 to present.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans, which requires an entity to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  It also requires an entity to measure the funded status of a plan as of the date of its year-end balance sheet.  As we have no publicly traded equity securities (due to the Merger as described in Note 2 below), FAS 158 is effective for us at the end of fiscal 2007, with early adoption permitted.  We plan to adopt FAS 158 at the end of fiscal 2007, with no material impact expected on our consolidated statement of operations, balance sheet, stockholders’ equity, or statement of cash flows.

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

Note 2.  Merger Transaction

On October 31, 2006, substantially all of the Common Stock of Michaels Stores, Inc. was acquired through a merger transaction (the “Merger”) by affiliates of two private investment firms, Bain Capital Partners, LLC and The Blackstone Group (collectively, together with their applicable affiliates, the “Sponsors”), with certain shares retained by affiliates of Highfields Capital Partners (a then-existing shareholder of Michaels Stores, Inc.). As a result of the Merger, Michaels Holdings LLC, an entity controlled by the Sponsors, owns approximately 93% of our outstanding Common Stock, which is no longer publicly traded. We accounted for the Merger as a leveraged recapitalization whereby the historical book value of the assets and liabilities of Michaels were maintained with no push down accounting required.

The Merger consideration paid to then-existing equity holders was approximately $5.8 billion, with fees and expenses totaling an additional $239.7 million. The purchase price was funded by:

•Aggregate cash equity contribution by the Sponsors of approximately $1.7 billion;

•Retention of certain shares held by affiliates of Highfields Capital Partners totaling $110.0 million;

•The issuance of the following debt (See Note 4 for further information concerning our issuance of debt):

•$750.0 million of 10% Senior Notes due 2014;

•$400.0 million of 113/8% Senior Subordinated Notes due 2016;

•$250.0 million of 13% Subordinated Discount Notes due 2016 (with an accreted value at maturity of $469.4 million);

•$2.4 billion Senior secured term loan facility; and

•$400.0 million of borrowings under our Asset-based revolving credit facility; and

•Our available cash as of the date of the Merger.

The Merger occurred simultaneously with the closing of the financing and equity transactions described above as well as the termination of our previous $300 million senior unsecured credit facility with Bank of America, N.A.

We capitalized $124.7 million of costs related to our issuance of various debt instruments.  We amortize the deferred financing costs over the lives of the respective debt agreements (which range from five to ten years) and record the amortization to interest expense. Amortization of the deferred financing costs was $4.2 million and $12.7 million for the three and nine months ended November 3, 2007, respectively.

Transaction expenses for the three and nine months ended November 3, 2007 relate primarily to compensation arrangements associated with the change in control.

Note 3.  Share-Based Compensation

On February 15, 2007, our stockholders and Board of Directors approved the 2006 Equity Incentive Plan (“2006 Plan”), which provides for the grant of share-based awards exercisable for up to 14.2 million shares of Common Stock.  The table below sets forth a summary of stock option activity for the three and nine months ended November 3, 2007.  As of November 3, 2007, there are 0.1 million shares of restricted stock outstanding and share-based awards exercisable for up to 2.6 million shares of Common Stock remain available for grant.

	Quarter Ended	Nine Months Ended
	(in thousands)

Outstanding at beginning of period	11,355	—
Grants	397	13,398
Cancellations	(284)	(1,930)
Outstanding at November 3, 2007	11,468	11,468

Generally, awards granted under the 2006 Plan vest ratably over five years and expire eight years from the grant date. The exercise prices of the awards issued during the three and nine months ended November 3, 2007 ranged, depending upon the tranche in which issued, from $15 per share to $52.50 per share. The fair value of the awards, for purposes of calculating compensation expense, was determined after considering various factors, and using the Black-Scholes-Merton option valuation model. Share-based compensation expense for the three and nine months ended November 3, 2007 was $1.4 million and $4.2 million, respectively.

All share-based awards outstanding immediately prior to the Merger were settled on the Merger date. There were no share-based awards outstanding as of February 3, 2007.

Note 4.  Debt

Our outstanding debt is detailed in the table below.  We had no debt outstanding as of October 28, 2006. We were in compliance with the terms and conditions of all debt agreements for all periods presented.

	November 3, 2007	February 3, 2007	Interest Rate
	(In thousands)

Senior notes	$750,000	$750,000	10.000%
Senior subordinated notes	400,000	400,000	11.375%
Subordinated discount notes.	283,960	258,620	13.000%
Senior secured term loan	2,326,500	2,344,125	Variable
Asset-based revolving credit facility	420,693	205,765	Variable

Total debt	4,181,153	3,958,510

Less current portion	444,693	229,765

Long-term debt	$3,736,460	$3,728,745

Asset-based revolving credit facility

The Asset-based revolving credit facility provides senior secured financing of up to $1.0 billion, subject to a borrowing base described below. As of November 3, 2007, the borrowing base was $958.6 million with $509.4 million of unused availability.

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

Senior secured term loan facility

Borrowings under the Senior secured term loan facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank and (2) the federal funds effective rate plus ½ of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The applicable margin at November 3, 2007 was 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings, subject to downward adjustment based on the leverage and ratings thresholds set forth in the Senior secured term loan facility agreement.

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

Note 5.  Comprehensive (Loss) Income

Our comprehensive (loss) income is as follows:

	Quarter Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
	(In thousands)
Net (loss) income	$(18,096)	$35,045	$(84,645)	$108,299
Other comprehensive income (loss):
Derivative loss	(2,241)	—	(2,133)	—
Foreign currency translation adjustment and other	5,688	240	10,202	562
Comprehensive (loss) income.	$(14,649)	$35,285	$(76,576)	$108,861

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

To achieve our objective and to minimize the risk of ineffectiveness, the notional values represent a portion of our Canadian subsidiary’s forecasted intercompany purchases.  Any hedge ineffectiveness is recorded in Other income. For the three and nine month periods ended November 3, 2007, the ineffective portion of the hedge was recorded as a loss of $1.5 million.

For the portion of the hedge that is effective, the change in fair value of that hedge will initially be recorded in Other comprehensive income.  As the underlying inventory is sold to our customers, amounts will be reclassified from Other comprehensive income to Cost of sales and occupancy expense in the statement of operations.  The change in fair value of the hedge for the three and nine month periods ended November 3, 2007, were recorded as losses of $2.2 million and $2.1 million, respectively.

The table below provides the remaining quarterly notional values and the average CAD/USD exchange rate associated with the hedge (dollars in thousands).

Period	CAD Amount	USD Amount	Rate

Quarter 4, 2007	$19,940	$19,000	1.049

Note 7.  Commitments and Contingencies

Reference is made to the action described under “Part I. Item 3. Legal Proceedings – Employee Class Action Claims – Clark Claim” in our Annual Report on Form 10-K for fiscal 2006.  In that action, on November 14, 2007, the court granted final approval of the settlement.  The settlement had no material impact on our statement of operations, balance sheet, or statement of cash flows for any period presented.

Reference is made to the description of the potential Section 16 liability issues under “Item 3. Legal Proceedings — Governmental Inquiries and Related Matters — Non-U.S. Trust Inquiry” in our Annual Report on Form 10-K for fiscal 2006.  The tolling agreement with the Wylys expired on October 5, 2007. On October 4, 2007, our Board of Directors determined that it was in the best interest of the Company and its stockholders not to further pursue the potential Section 16 liability.

We are involved in ongoing legal and regulatory proceedings. Other than the updates described in the preceding paragraphs, there were no material changes to our disclosures of commitments and contingencies from our Annual Report on Form 10-K for fiscal 2006 and our Quarterly Reports on Form 10-Q for the quarters ended April 5, 2007 and August 4, 2007.

Note 8.  Segments

We consider our Michaels, Aaron Brothers, Recollections stores and our Star Decorators Wholesale operations to be our operating segments for purposes of determining reportable segments based on the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. We determined that our Michaels and Aaron Brothers operating segments have similar economic characteristics and meet the aggregation criteria set forth in paragraph 17 of SFAS No. 131. With regard to our Aaron Brothers operating segment, we determined that it did not meet the quantitative thresholds for separate disclosure set forth in SFAS No. 131. We also determined that individually, and in the aggregate, the Recollections stores and Star Decorators Wholesale operations were immaterial for segment reporting purposes. Therefore, we combine all operating segments into one reporting segment.

Subsequent to the Merger, our chief operating decision makers evaluate historical operating performance, plan and forecast future periods’ operating performance and base incentive compensation targets for certain management personnel on earnings before interest, income taxes, and depreciation and amortization (“EBITDA”). A reconciliation of income before income taxes and cumulative effect of accounting change to EBITDA is presented below. Segment income for the three and nine months ended October 28, 2006 was restated to conform to current year presentation.

	Quarter Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
	(in thousands)

(Loss) income before income taxes	$(29,530)	$56,298	$(130,543)	$173,975
Interest expense	94,770	225	285,330	649
Interest income	(298)	(2,690)	(700)	(9,605)
Depreciation and amortization	31,617	28,439	93,668	85,059
EBITDA	$96,559	$82,272	$247,755	$250,078

Our sales and assets by country are as follows:

	Net Sales	Total Assets
	(in thousands)
Quarter ended November 3, 2007:
United States	$862,368	$1,850,036
Canada	77,854	103,881
Consolidated Total	$940,222	$1,953,917

Quarter ended October 28, 2006:
United States	$830,223	$1,877,051
Canada	65,857	93,392
Consolidated Total	$896,080	$1,970,443

Nine Months Ended November 3, 2007:
United States	$2,380,196	$1,850,036
Canada	197,098	103,881
Consolidated Total	$2,577,294	$1,953,917

Nine Months ended October 28, 2006:
United States	$2,326,538	$1,877,051
Canada	170,287	93,392
Consolidated Total	$2,496,825	$1,970,443

Note 9.  Related Party Transactions

We pay annual management fees to the Sponsors in the amount of $12.0 million and an annual management fee to Highfields Capital Management LP in the amount of $1.0 million. During the three and nine months ended November 3, 2007, we recognized $3.5 million and $10.3 million, respectively, of expense related to annual management fees and related expenses.

As previously disclosed in our fiscal 2006 Annual Report on Form 10-K, we amortize over a two-year period Separation Agreements with each of Charles J. Wyly, Jr. and Sam Wyly, who were executive officers and directors of the Company prior to the Merger. Amortization expense for the three and nine months ended November 3, 2007 was $0.7 million and $2.3 million, respectively.

During the first quarter of fiscal 2007, The Blackstone Group acquired a majority ownership stake in an external vendor we utilize to count our store inventory. Expenses associated with this vendor during the three and nine months ended November 3, 2007 were approximately $1.7 million and $4.0 million, respectively.

During the nine months ended November 3, 2007, officers of Michaels Stores, Inc. and its subsidiaries were offered the opportunity to purchase shares of our Common Stock. During the first quarter of fiscal 2007, we sold 289,334 shares, or approximately $4.3 million, of our Common Stock at a price of $15 per share to certain officers. During the third quarter of fiscal 2007, we sold 251,672 shares, or approximately $3.8 million, of our Common Stock at a price of $15 per share to certain officers.  Also, during the three and nine month periods ended November 3, 2007, we repurchased 13,333 shares and 62,666 shares, respectively, of our Common Stock at $15 per share from officers who are no longer with the Company.

Note 10.  Exit Costs for Concept Businesses

On October 16, 2007, we announced plans to align resources around our core retail chains, Michaels stores and Aaron Brothers. As a result, we will be discontinuing our concept businesses, Recollections and Star Decorators’ Wholesale (“Star”). We anticipate closing 11 Recollections and three of the four Star locations by the end of the fourth quarter of fiscal 2007.

In accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we performed impairment analyses for these stores. Based on estimated future cash flows, an impairment loss for property and equipment of $6.1 million was recognized during the third quarter of fiscal 2007. Also, $0.9 million of related severance and termination costs were recorded during the same period. All of these exit costs are reflected in a separate line item on the consolidated statements of operations.

At the time the stores are closed, we expect to incur approximately $4.4 million of additional pre-tax charges related to remaining lease obligations. This amount may change if actual results materially differ from certain estimates inherent in our calculations.

Note 11.   Condensed Consolidating Financial Information

All of the Company’s obligations under the Senior notes, Senior subordinated notes, Subordinated discount notes, Senior secured term loan, and Asset-based revolving credit facility are guaranteed by the Company’s subsidiaries. The following condensed consolidating financial information represents the financial information of Michaels Stores, Inc. and its wholly-owned subsidiary guarantors, prepared on the equity basis of accounting.  The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X.  The financial information may not necessarily be indicative of results of operations, cash flows, or financial position had the subsidiary guarantors operated as independent entities.

Supplemental Condensed Consolidating Balance Sheets

	November 3, 2007
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and equivalents	$39,878	$16,798	$—	$56,676
Merchandise inventories	764,442	270,687	—	1,035,129
Intercompany receivables	—	274,735	(274,735)	—
Other	167,189	20,385	—	187,574
Total current assets	971,509	582,605	(274,735)	$1,279,379
Property and equipment, net	315,073	129,662	—	444,735
Goodwill, net	94,290	21,549	—	115,839
Investment in subsidiaries	319,551	—	(319,551)	—
Other assets	98,091	15,873		113,964
Total assets	$1,798,514	$749,689	$(594,286)	$1,953,917

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$40,251	$241,560	$—	$281,811
Accrued liabilities and other	171,616	163,274	—	334,890
Current portion of long-term debt	444,693	—	—	444,693
Intercompany payable	274,735	—	(274,735)	—
Total current liabilities	931,295	404,834	(274,735)	1,061,394
Long-term debt	3,736,460	—	—	3,736,460
Other long-term liabilities	72,364	25,304	—	97,668
Total stockholders’ (deficit) equity	(2,941,605)	319,551	(319,551)	(2,941,605)
Total liabilities and stockholders’ (deficit) equity	$1,798,514	$749,689	$(594,286)	$1,953,917

	October 28, 2006
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and equivalents	$285,925	$29,324	$—	$315,249
Merchandise inventories	736,079	242,822	—	978,901
Intercompany receivables	—	110,045	(110,045)	—
Other	49,778	39,593	—	89,371
Total current assets	1,071,782	421,784	(110,045)	1,383,521
Property and equipment, net	330,015	116,949	—	446,964
Goodwill, net	94,290	21,549	—	115,839
Investment in subsidiaries	285,151	—	(285,151)	—
Other assets	5,584	18,535		24,119
Total assets	$1,786,822	$578,817	$(395,196)	$1,970,443

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$53,181	$191,800	$—	$244,981
Accrued liabilities and other	207,890	69,835	—	277,725
Current portion of long-term debt	—	—	—	—
Intercompany payable	110,045	—	(110,045)	—
Total current liabilities	371,116	261,635	(110,045)	522,706
Long-term debt	—	—	—	—
Other long-term liabilities	58,555	32,031	—	90,586
Total stockholders’ equity	1,357,151	285,151	(285,151)	1,357,151
Total liabilities and stockholders’ equity	$1,786,822	$578,817	$(395,196)	$1,970,443

Supplemental Condensed Consolidating Statements of Operations

	Quarter Ended November 3, 2007
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Net sales	$823,860	$587,772	$(471,410)	$940,222
Cost of sales and occupancy expense	559,244	507,086	(471,410)	594,920
Gross profit	264,616	80,686	—	345,302
Selling, general, and administrative expense	230,129	32,367	—	262,496
Exit costs for concept businesses	6,983	—	—	6,983
Transaction expenses	7,834	—	—	7,834
Related party expenses	5,897	—	—	5,897
Store pre-opening costs	2,697	267	—	2,964
Operating income	11,076	48,052	—	59,128
Interest expense	94,748	22	—	94,770
Other (income) and expense, net	(1,039)	(5,073)	—	(6,112)
Intercompany charges (income)	24,379	(24,379)	—	—
Equity in earnings of subsidiaries	77,482	—	(77,482)	—
(Loss) income before income taxes	(29,530)	77,482	(77,482)	(29,530)
(Benefit) provision for income taxes	(11,434)	30,001	(30,001)	(11,434)
Net (loss) income	$(18,096)	$47,481	$(47,481)	$(18,096)

	Nine Months Ended November 3, 2007
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Net sales	$2,259,464	$1,401,267	$(1,083,437)	$2,577,294
Cost of sales and occupancy expense	1,536,637	1,159,982	(1,083,437)	1,613,182
Gross profit	722,827	241,285	—	964,112
Selling, general, and administrative expense	666,714	94,691	—	761,405
Exit costs for concept businesses	6,983	—	—	6,983
Transaction expenses	29,086	—	—	29,086
Related party expenses	16,562	—	—	16,562
Store pre-opening costs	5,224	708	—	5,932
Operating (loss) income	(1,742)	145,886	—	144,144
Interest expense	285,270	60	—	285,330
Other (income) and expense, net	(1,072)	(9,571)	—	(10,643)
Intercompany charges (income)	58,086	(58,086)	—	—
Equity in earnings of subsidiaries	213,483	—	(213,483)	—
(Loss) income before income taxes	(130,543)	213,483	(213,483)	(130,543)
(Benefit) provision for income taxes	(45,898)	75,061	(75,061)	(45,898)
Net (loss) income	$(84,645)	$138,422	$(138,422)	$(84,645)

	Quarter Ended October 28, 2006
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Net sales	$789,983	$514,840	$(408,743)	$896,080
Cost of sales and occupancy expense	546,795	438,653	(408,743)	576,705
Gross profit	243,188	76,187	—	319,375
Selling, general, and administrative expense	226,079	29,273	—	255,352
Transaction expenses	8,532	—	—	8,532
Store pre-opening costs	1,552	132	—	1,684
Operating income	7,025	46,782	—	53,807
Interest expense	215	10	—	225
Other (income) and expense, net	(2,088)	(628)	—	(2,716
Intercompany charges (income)	20,279	(20,279)	—	—
Equity in earnings of subsidiaries	67,679	—	(67,679)	—
Income before income taxes	56,298	67,679	(67,679)	56,298
Provision for income taxes	21,253	25,549	(25,549)	21,253
Net income	$35,045	$42,130	$(42,130)	$35,045

	Nine Months Ended October 28, 2006
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Net sales	$2,199,282	1,260,642	$(963,099)	$2,496,825
Cost of sales and occupancy expense	1,509,836	1,036,229	(963,099)	1,582,966
Gross profit	689,446	224,413	—	913,859
Selling, general, and administrative expense	642,757	83,313	—	726,070
Transaction expenses	21,730	—	—	21,730
Related party expenses	—	—	—	—
Store pre-opening costs	4,015	627	—	4,642
Operating income	20,944	140,473	—	161,417
Interest expense	623	26	—	649
Other (income) and expense, net	(11,560)	(1,647)	—	(13,207)
Intercompany charges (income)	59,273	(59,273)	—	—
Equity in earnings of subsidiaries	201,367	—	(201,367)	—
Income (loss) before income taxes	173,975	201,367	(201,367)	173,975
Provision (benefit) for income taxes	65,676	76,016	(76,016)	65,676
Net income (loss)	$108,299	$125,351	$(125,351)	$108,299

Supplemental Condensed Consolidating Statements of Cash Flows

	Nine Months Ended November 3, 2007
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities:
Net cash (used in) provided by operating activities	$(123,352)	$149,785	$(106,250)	$(79,817)

Investing activities:
Net cash used in investing activities	(55,693)	(30,220)	—	(85,913)

Financing activities:
Net borrowings (repayments) of long-term debt	197,301	—	—	197,301
Intercompany dividends	—	(106,250)	106,250	—
Other financing activities	(4,957)	(36)	—	(4,993)
Net cash provided by (used in) financing activities	192,344	(106,286)	106,250	192,308

Increase in cash and equivalents	13,299	13,279	—	26,578
Beginning cash and cash equivalents	26,579	3,519	—	30,098
Ending cash and cash equivalents	$39,878	$16,798	$—	$56,676

	Nine Months Ended October 28, 2006
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities:
Net cash provided by operating activities	$30,927	$118,082	$(129,966)	$19,043

Investing activities:
Net cash used in investing activities	(83,467)	(24,198)	—	(107,665)

Financing activities:
Cash dividends paid to stockholders	(42,563)	—	—	(42,563)
Intercompany dividends	—	(129,966)	129,966	—
Repurchase of old Common Stock	(66,182)	—	—	(66,182)
Other financing activities	39,426	20,741	—	60,167
Net cash used in financing activities	(69,319)	(109,225)	129,966	(48,578)

Decrease in cash and equivalents	(121,859)	(15,341)	—	(137,200)
Beginning cash and cash equivalents	407,783	44,666	—	452,449
Ending cash and cash equivalents	$285,924	$29,325	$—	$315,249

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

•                  financial difficulties of any of our key vendors or suppliers;

•                  possible product recalls and product liability claims;

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

•                  our ability to address any conflict between the interests of our controlling stockholders and our creditors; and

•                  other factors as set forth in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007 (particularly in “Part I. Item 1A. Risk Factors” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates”).

We intend these forward-looking statements to speak only as of the time of filing this Quarterly Report on Form 10-Q and do not undertake to update or revise them as more information becomes available.

General

All references herein to “fiscal 2007” relate to the 52 weeks ending February 2, 2008 and all references to “fiscal 2006” relate to the 53 weeks ended February 3, 2007. In addition, all references herein to “the third quarter of fiscal 2007” relate to the 13 weeks ended November 3, 2007 and all references to “the third quarter of fiscal 2006” relate to the 13 weeks ended October 28, 2006.  Finally, all references to “the nine months ended November 3, 2007” relate to the 39 weeks ended November 3, 2007, and “the nine months ended October 28, 2006” relate to the 39 weeks ended October 28, 2006, respectively.

The following table sets forth certain of our unaudited operating data (dollars in thousands):

	Quarter Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Michaels stores:
Retail stores open at beginning of period	937	905	920	885
Retail stores opened during the period	23	15	43	39
Retail stores opened (relocations) during the period	4	2	11	7
Retail stores closed during the period	—	(1)	(3)	(5)
Retail stores closed (relocations) during the period	(4)	(2)	(11)	(7)
Retail stores open at end of period	960	919	960	919

Aaron Brothers stores:
Retail stores open at beginning of period	167	165	166	166
Retail stores opened during the period	—	—	2	—
Retail stores closed during the period	—	—	(1)	(1)
Retail stores open at end of period	167	165	167	165

Recollections stores:
Retail stores open at beginning of period	11	11	11	11
Retail stores opened during the period	—	—	—	—
Retail stores open at end of period	11	11	11	11

Star Decorators Wholesale stores:
Wholesale stores open at beginning of period	4	4	4	4
Wholesale stores opened during the period	—	—	—	—
Wholesale stores open at end of period	4	4	4	4

Total store count at end of period	1,142	1,099	1,142	1,099

Other operating data:
Average inventory per Michaels store (1)	$1,020	$1,005	$1,020	$1,005
Comparable store sales increase (decrease) (2)	1.9%	3.3%	0.8%	0.1%

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

	Quarter Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	63.3	64.4	62.6	63.4
Gross profit	36.7	35.6	37.4	36.6
Selling, general, and administrative expense	27.9	28.5	29.5	29.1
Exit costs for concept businesses	0.7	—	0.3	—
Transaction expenses	0.8	0.9	1.1	0.8
Related party expenses	0.6	—	0.6	—
Store pre-opening costs	0.3	0.2	0.2	0.2
Operating income	6.4	6.0	5.7	6.5
Interest expense	10.1	—	11.1	—
Other (income) and expense, net	(0.7)	(0.3)	(0.4)	(0.5)
(Loss) Income before income taxes	(3.0)	6.3	(5.0)	7.0
(Benefit) provision for income taxes	(1.2)	2.4	(1.8)	2.7
Net (loss) income	(1.8)%	3.9%	(3.2)%	4.3%

Quarter Ended November 3, 2007 Compared to the Quarter Ended October 28, 2006

Net Sales—Net sales increased for the third quarter of fiscal 2007 by $44.1 million, or 4.9%, over the third quarter of fiscal 2006. At the end of the third quarter of fiscal 2007, we operated 960 Michaels, 167 Aaron Brothers, 11 Recollections, and four Star Decorators Wholesale stores. Results for the third quarter of fiscal 2007 include sales from 47 Michaels and three Aaron Brothers stores that were opened during the 12-month period ended November 3, 2007. Non-comparable sales increased $27.2 million and comparable store sales increased 1.9%, or $16.9 million.

Comparable store sales increased 1.9% in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006, reflecting increases in the average ticket and custom framing deliveries of 2.5% and 0.3%, respectively, partially offset by a decrease in customer transactions of 0.9%. A favorable currency translation, due to the stronger Canadian dollar, contributed approximately 0.8% to the average ticket increase for the quarter.

We continue to develop a fully integrated pricing and promotion strategy and may refine our existing strategy in future periods. A significant component of our pricing and promotion strategy involves changes in the breadth and depth of our promotional programs. As a result, our historical trends may not be indicative of future results.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $18.2 million primarily due to increases in the store base. Cost of sales and occupancy expense, as a percentage of net sales, decreased approximately 110 basis points in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006.  Merchandise margins improved 50 basis points from a reduction in breadth and depth of promotional programs in addition to continued benefits from ongoing product sourcing initiatives. As previously noted, we may make changes to our pricing and promotion strategy that may affect our merchandise margins in future periods. As a result, historical trends may not be indicative of future results. Occupancy costs, as a percentage of sales, decreased approximately 60 basis points due to lower remodel expenses and a decrease in utility costs.

Selling, General, and Administrative Expense—Selling, general, and administrative expense was $262.5 million, or 27.9% of net sales, in the third quarter of fiscal 2007 compared to $255.4 million, or 28.5% of net sales, in the third quarter of fiscal 2006. The $7.1 million expense increase was primarily due to an increase in the store base.

As a percentage of net sales, selling, general, and administrative expense decreased approximately 60 basis points, primarily due to a reduction in certain professional fees.

Exit Costs for Concept Businesses— The exit costs of $7.0 million in the third quarter of fiscal 2007 represent costs incurred as a result of the decision to exit the Star and Recollections concept businesses. Based on impairment analyses performed in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the property and equipment for both of these businesses were impaired, resulting in an asset impairment charge of $6.1 million.  Severance and termination costs of $0.9 million were also recognized in the third quarter of fiscal 2007.

Transaction Expenses—Transaction expenses incurred during the third quarter of fiscal 2007 relate primarily to bonus arrangements associated with the change in control that are ratably recognized for a period of one year following the Merger date, as well as other compensation expenses arising from change in control agreements.  Transaction expenses incurred during the third quarter of fiscal 2006 primarily relate to legal and investment advisory expenses associated with our strategic alternatives process and the Merger announced on October 31, 2006.

Related Party Expenses—Related party expenses were $5.9 million in the third quarter of fiscal 2007 and consisted primarily of $3.5 million of management fees and associated expenses paid to our Sponsors and Highfields. Also included in related party expenses are $1.7 million of fees related to an inventory-count service vendor we utilize, in which The Blackstone Group acquired a majority ownership stake during the first quarter of fiscal 2007, as well as $0.7 million of amortization expense related to the Separation Agreements as more fully described in Note 9 to the consolidated financial statements.

Operating Income—Operating income increased from $53.8 million, or 6.0% of sales, in the third quarter of fiscal 2006 to $59.1 million, or 6.4% of sales, in the third quarter of fiscal 2007.

Interest Expense—Interest expense increased from $0.2 million in the third quarter of fiscal 2006 to $94.8 million in the third quarter of fiscal 2007 as a result of debt issued during the fourth quarter of fiscal 2006 to finance the Merger. We expect to incur a substantial amount of interest expense in future quarters as a result of our outstanding debt.

Other Income—Other income increased from $2.7 million in the third quarter of fiscal 2006 to $6.1 million during the third quarter of fiscal 2007 primarily as a result of a favorable comparison of foreign currency gains.

(Benefit) Provision for Income Taxes—The effective tax rate was 38.7% and 37.8% for the third quarter of fiscal 2007 and 2006, respectively. As a result of our low income base, our effective rate is highly sensitive to changes caused by permanent differences (i.e. differences between book income and tax income that will not be reversed in future periods); therefore, we are unable to predict our effective tax rate for fiscal 2007.

Net (Loss) Income—As a result of the above, we reported a net loss of $18.1 million for the third quarter of fiscal 2007 as compared to net income of $35.0 million for the third quarter of fiscal 2006.

Nine Months Ended November 3, 2007 Compared to the Nine Months Ended October 28, 2006

Net Sales—Net sales increased in the first nine months of fiscal 2007 by $80.5 million, or 3.2%, over the first nine months of fiscal 2006.  Sales at our new stores (net of closures) opened since the third quarter of fiscal 2005 provided incremental revenue of $61.4 million. For the same period, comparable store sales increased 0.8% in fiscal 2007 compared to fiscal 2006, reflecting an increase in the average ticket of 3.3%, partially offset by declines in customer transactions of 2.3% and custom framing deliveries of 0.2%.  The fluctuation in the exchange rates between the US and Canadian dollars contributed 30 basis points to the average ticket increase.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased by $30.2 million, or 1.9%, due to increased occupancy expenses and the number of stores we operate, partially offset by a decrease in costs related to store remodels and the merchandise margin expansion as described below.

Cost of sales and occupancy expense, as a percentage of net sales, decreased approximately 80 basis points through the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. This decrease was driven by expansion of merchandise margin, resulting from a reduction in breadth and depth of promotional programs as well as continued benefits from ongoing sourcing initiatives.  Partially offsetting the merchandise margin expansion was a 30 basis point increase in store occupancy costs primarily due to inflationary cost increases and a deleveraging of expenses on the 0.8% comparable sales increase.

Selling, General, and Administrative Expense—Selling, general, and administrative expense was $761.4 million, or 29.5% of net sales, for the first nine months of fiscal 2007 compared to $726.1 million, or 29.1% of net sales, in the first nine months of fiscal 2006. The $35.3 million expense increase was primarily due to an increase in the number of stores we operate compared to last year, and expenses resulting from our strategic initiatives. These strategic initiatives include our pricing and promotion strategy, consumer insight research, and product sourcing, which are more fully described in our Fiscal 2006 Annual Report on Form 10-K.

As a percentage of net sales, selling, general, and administrative expense increased approximately 40 basis points, comprised primarily of an increase in costs related to our strategic initiatives.

Exit Costs for Concept Businesses - The exit costs of $7.0 million in fiscal 2007 represent costs incurred as a result of the decision to exit the Star and Recollections concept businesses. Based on impairment analyses performed in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the property and equipment for both of these businesses were impaired, resulting in an asset impairment charge of $6.1 million.  Severance and termination costs of $0.9 million were also recognized in fiscal 2007.

Transaction Expenses — Transaction expenses incurred during the first nine months of fiscal 2007 relate primarily to bonus arrangements associated with the change in control that are ratably recognized for a period of one year following the Merger date, as well as other compensation expenses arising from change in control agreements.  Transaction expenses incurred during the first nine months of fiscal 2006 primarily relate to legal and investment advisory expenses associated with our strategic alternatives process.

Related Party Expenses—Related party expenses were $16.6 million for the first nine months of fiscal 2007 and consisted primarily of $10.3 million of management fees and associated expenses paid to our Sponsors and Highfields. Also included in related party expenses are $4.0 million of fees related to an inventory-count service vendor we utilize, in which The Blackstone Group acquired a majority ownership stake during the first quarter of fiscal 2007, as well as $2.3 million of amortization expense related to the Separation Agreements as more fully described in Note 9 to the consolidated financial statements.

Operating Income—Operating income decreased from $161.4 million, or 6.5% of sales, in the first nine months of fiscal 2006 to $144.1 million, or 5.7% of sales, in the first nine months of fiscal 2007.

Interest Expense—Interest expense increased $284.7 million in the nine months ended November 3, 2007 compared to the nine months ended October 28, 2006. This increase was due to the debt issued associated with the Merger.

Other Income—Other income of $10.6 million was $2.6 million lower than last year primarily due to an $8.9 million decline in interest income offset by an increase in foreign currency gains of $9.9 million higher than last year.  In addition, we recorded a favorable legal settlement of $3.0 million during the first nine months of fiscal 2006.

(Benefit) Provision for Income Taxes—The effective tax rate was 35.2% for the first nine months of fiscal 2007 and 37.8% for the first nine months of fiscal 2006. As a result of our low income base, our effective rate is highly sensitive to changes caused by permanent differences; therefore, we are unable to predict our effective tax rate for fiscal 2007.

Net (Loss) Income—As a result of the above, our net loss for the first nine months of fiscal 2007 was $84.6 million as compared to net income of $108.3 million for the first nine months of fiscal 2006.

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

Our cash and equivalents increased $26.6 million, or 88.4%, from $30.1 million at the end of fiscal 2006 to $56.7 million at the end of the third quarter of fiscal 2007. Compared to the end of the third quarter of fiscal 2006, cash and equivalents decreased $258.6 million, or 82.0%, as existing cash at the Merger date was used to help finance the Merger.

Cash Flow from Operating Activities

Cash flow used in operating activities during the first nine months of fiscal 2007 was $79.8 million compared to cash provided by operating activities of $19.0 million during the first nine months of fiscal 2006. The $98.8 million change was primarily due to lower net income and a higher income tax receivable balance, partially offset by increased leverage on our inventory and accounts payable balances.

Inventories per Michaels store (including supporting distribution centers) increased 1.5% from October 28, 2006 to November 3, 2007. We expect inventories per Michaels store at the end of fiscal 2007 to be flat to higher by approximately 2% as compared to the end of fiscal 2006.

Cash Flow used in Investing Activities

Cash flow used in investing activities was primarily the result of the following capital expenditure activities:

	Nine Months Ended
	November 3,	October 28,
	2007 (1)	2006 (2)
	(In thousands )
New and relocated stores and stores not yet opened	$22,628	$25,800
Existing stores	25,889	42,440
Distribution system expansion	14,377	12,371
Information systems	21,552	23,726
Corporate and other	1,467	3,328
	$85,913	$107,665

(1)	In the first nine months of fiscal 2007, we incurred capital expenditures related to the opening of 43 Michaels and 2 Aaron Brothers stores in addition to the relocation of 11 Michaels stores.

(2)	In the first nine months of fiscal 2006, we incurred capital expenditures related to the opening of 39 Michaels stores and the relocation of 7 Michaels stores.

Cash Flow provided by Financing Activities

During the first nine months of fiscal 2007, cash provided by financing activities was a result of incremental borrowings against our asset-based revolving credit facility. Prior to the Merger, proceeds from the exercise of outstanding stock options served as a source of cash for us. Proceeds from the exercise of stock options were $35.6 million for the nine-month period ended October 28, 2006. During the first nine months of fiscal 2006, we repurchased $66.2 million of old Common Stock and paid dividends of $42.6 million. As a result of the Merger, we do not expect any material repurchases of our Common Stock and we do not expect that stock option exercise proceeds will serve as a material future source of cash, so long as our equity is not listed on a public exchange.

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

Asset-based revolving credit facility

The Asset-based revolving credit facility provides senior secured financing of up to $1.0 billion, subject to a borrowing base. As of November 3, 2007, the borrowing base was $958.6 million with $509.4 million of unused availability.

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

Senior secured term loan facility

During the first nine months of fiscal 2007, borrowings under the Senior secured term loan facility bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank and (2) the federal funds effective rate plus ½ of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. During the first quarter of 2007, the applicable margin was 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR borrowings. During most of the second quarter of 2007 and all of the third quarter of 2007, the applicable margin was 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings, subject to downward adjustment based on the leverage and ratings thresholds set forth in the Senior secured term loan facility agreement.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that a company recognize in its consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. We adopted FIN 48 as of the beginning of our first quarter of fiscal 2007 with no material impact to our consolidated operations statement, balance sheet, stockholders’ equity, or statement of cash flows.

Upon adoption, we elected to record any interest and penalties associated with audits as a component of income tax expense. The Company identified its federal tax return, Canadian tax return, and its state tax returns in California, Florida, Illinois, New York, North Carolina, Pennsylvania, and Texas as “major” tax jurisdictions.  The periods subject to examination for our federal return are 2002 to present, 2000 to present for our Canadian return, and 2003 to present for all major state returns except for California, North Carolina, and Texas.  These states are subject to examination as follows:   California from 1999 to present, North Carolina from 2001 to present, and Texas from 2002 to present.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans, which requires an entity to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  It also requires an entity to measure the funded status of a plan as of the date of its year-end balance sheet.  As we have no publicly traded equity securities, FAS 158 is effective for us at the end of fiscal 2007, with early adoption permitted.  We plan to adopt FAS 158 at the end of fiscal 2007, with no material impact expected on our consolidated statement of operations, balance sheet, stockholders’ equity, or statement of cash flows.

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

To achieve our objective and to minimize the risk of ineffectiveness, the notional values represent a portion of our Canadian subsidiary’s forecasted intercompany purchases.  Any hedge ineffectiveness is recorded in Other income. For the three and nine month periods ended November 3, 2007, the ineffective portion of the hedge was recorded as a loss of $1.5 million.

For the portion of the hedge that is effective, the change in fair value of that hedge will initially be recorded in Other comprehensive income.  As the underlying inventory is sold to our customers, amounts will be reclassified from Other comprehensive income to Cost of sales and occupancy expense in the statement of operations.  The change in fair value of the hedge for the three and nine month periods ended November 3, 2007, were recorded as losses of $2.2 million and $2.1 million, respectively.

The table below provides the remaining quarterly notional values and the average CAD/USD exchange rate associated with the hedge (dollars in thousands).

Period	CAD Amount	USD Amount	Rate

Quarter 4, 2007	$19,940	$19,000	1.049

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

MICHAELS STORES, INC.

Part II—OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to the action described under “Part I. Item 3. Legal Proceedings – Employee Class Action Claims – Clark Claim” in our Annual Report on Form 10-K for fiscal 2006.  In that action, on November 14, 2007, the court granted final approval of the settlement.  The settlement had no material impact on our statement of operations, balance sheet, or statement of cash flows for any period presented.

Reference is made to the description of the potential Section 16 liability issues under “Item 3. Legal Proceedings — Governmental Inquiries and Related Matters — Non-U.S. Trust Inquiry” in our Annual Report on Form 10-K for fiscal 2006.  The tolling agreement with the Wylys expired on October 5, 2007. On October 4, 2007, our Board of Directors determined that it was in the best interest of the Company and its stockholders not to further pursue the potential Section 16 liability.

We are involved in ongoing legal and regulatory proceedings. Other than the updates described in the preceding paragraphs, there were no material changes to our disclosures of commitments and contingencies from our Annual Report on Form 10-K for fiscal 2006 and our Quarterly Reports on Form 10-Q for the quarters ended April 5, 2007 and August 4, 2007.

Item 6.  Exhibits.

(a) Exhibits:

Exhibit Number	Description of Exhibit
31.1	Certifications of Brian C. Cornell pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

MICHAELS STORES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAELS STORES, INC.

	By:	/s/ Jeffrey N. Boyer
Jeffrey N. Boyer
President and Chief Financial Officer
(Principal Financial Officer)

Dated: December 18, 2007

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certifications of Brian C. Cornell pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).