Form 10-K
period 2008-02-02
MICHAELS STORES INC
filed 2008-04-04
CIK 740670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2008

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐      No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant is zero.  The registrant is a privately held corporation.

As of March 31, 2008, 118,554,402 shares of the Registrant’s Common Stock were outstanding.

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

Unless otherwise noted, all amounts contained in this Annual Report on Form 10-K are as of February 2, 2008. Unless otherwise noted, all references to the number of shares of Common Stock and earnings per share amounts in this Annual Report on Form 10-K have been adjusted to retroactively reflect the two-for-one Common Stock split and the 2.9333-for-one Common Stock split effected in the form of stock dividends to stockholders of record as of the close of business on September 27, 2004 and January 26, 2007, respectively.

General

With approximately $3.9 billion in sales in fiscal 2007, Michaels Stores, Inc., together with its subsidiaries, is the largest arts and crafts specialty retailer in North America providing materials, ideas, and education for creative activities. Michaels Stores, Inc. was incorporated in Delaware in 1983, and as of March 31, 2008, we operate 975 Michaels retail stores in 49 states, as well as in Canada, averaging 18,400 square feet of selling space per store. Our stores offer arts and crafts supplies and products for the crafter and do-it-yourself home decorator. We also operate 164 Aaron Brothers stores as of March 31, 2008, in 11 states, averaging 5,500 square feet of selling space per store, offering photo frames, a full line of ready-made frames, custom framing services, and a wide selection of art supplies. Unless the context otherwise indicates, references in this Annual Report on Form 10-K to “we,” “our,” “us,” the “Company” and “Michaels” means Michaels Stores, Inc., together with its subsidiaries.

Our mission is to help our customers express themselves creatively. Through our broad product assortments, sales associates, educational in-store events, and project sheets and displays, we offer a shopping experience that encourages creativity. We also offer classes and demonstrations that teach basic and advanced skills and provide a hands-on experience in a community environment.

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

Industry Overview

We are the largest specialty retailer in North America providing materials, project ideas, and education for creative activities in home accents, art, and craft projects. We believe we are well positioned to benefit from favorable demographics, particularly a more affluent baby boomer population, and an increasing focus on home-based, family activities. According to a consumer participation survey from December 2007, our typical customer is:

•             Female—90% are women and 63% are married.

•             Young—71% of crafters are under 55, with 46% of them between the ages of 35 and 54.

•             Middle class—64% of our crafters have household incomes greater than $50,000, with a median income of about $65,000.

•             Loyal—Most crafters shop for craft supplies at least twice a month, with approximately half of their visits to Michaels.

We compete across many segments of the industry, including floral, fine art, adult and kids crafts, scrapbooking and paper crafting, home accents, gift wrapping supplies, candles, photo frames, and custom framing. Industry association and analyst research reports estimate that our total addressable market size is about $39 billion annually, of which $31 billion is associated with the core arts and crafts market and $8 billion is associated with the framing market.

The market in which we compete is highly fragmented, containing stores across the nation operated primarily by small, independent retailers along with a few regional chains. We believe customers tend to choose where to shop based upon store location, breadth of selection, price, quality of merchandise, availability of product, and customer service. We compete with many different types of retailers and classify our competition within the following categories:

•             Mass merchandisers. This category includes companies such as Wal-Mart Stores, Inc., Target Corporation, and other mass merchandisers. These retailers typically dedicate only a small portion of their selling space to a limited selection of home accents, arts and crafts supplies, and seasonal merchandise, but they do seek to capitalize on the latest trends by stocking products that are complimentary to those trends and their current merchandise offerings. These mass merchandisers generally have limited customer service staffs with varying amounts of experience in crafting projects.

•             Multi-store chains. This category includes several multi-store chains, each operating more than 30 stores, and comprises: Hobby Lobby, which operates approximately 389 stores in 32 states, primarily in the Midwestern and Southern United States; A.C. Moore Arts & Crafts, Inc., which operates approximately 133 stores in the mid-Atlantic and Northeast regions; Jo-Ann Stores, Inc., which operates approximately 179 large-format stores across the country; and Garden Ridge Corporation, which operates approximately 39 stores in 14 states, primarily in the Midwestern and Southern United States. We believe all of these chains are significantly smaller than Michaels with respect to number of stores and total net sales.

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

Business Strategy

Michaels stores that have been open longer than 36 months currently average approximately $217 in net sales per selling square foot. We continue to strive toward increasing sales and productivity by strengthening our position as the largest retailer in North America within general and children’s crafts, home décor and seasonal, framing, and scrapbooking departments through the following strategies:

•              Forming stronger relationships with our customers. We actively solicit our customers’ feedback regarding their decision to specifically shop at Michaels and perceptions of our store environment, product selection, and pricing. This allows us to analyze our customers’ purchasing habits and shopping carts.  We use this information to respond to our customers’ preferences for an enhanced in-store experience by providing the customer with creative ideas, inspiration, and continuous improvement in merchandise assortments.

•                  Improving our merchandise assortment. We attempt to provide merchandise assortments that inspire creativity and fun within the categories we carry. We will continue to refine our merchandise assortment and introduce new products based on results from consumer insight and through detailed SKU analysis from our perpetual inventory system. Our perpetual inventory capabilities allow us to track SKU demand across different stores and geographies.  We can test new merchandising assortments in selected markets before implementing regional or national rollouts. Our assortments include highly differentiated and exclusive product lines, which we believe help us further maximize our opportunities within arts and crafts trends.

•                  Ideas and inspiration. We believe that our customer experience can be a key advantage that differentiates us from our competitors and is a critical component of our merchandising strategy. Many of the craft supplies sold in our Michaels stores can be assembled into unique end products with an appropriate amount of guidance and direction. Accordingly, we have displays in every store to stimulate new project ideas and we supply free project sheets with detailed instructions on how to assemble the finished product. We also offer project sheets on our Internet site, www.michaels.com. In addition, we offer a variety of classes and demonstrations to inspire our customers with product ideas and information. We believe this strategy enhances incremental sales and frequency of customer visits.

•              Improving marketing effectiveness.

•                  Improving marketing execution. We are focused on marketing strategies and vehicles that will drive customer traffic and demand for our products. In order to successfully retain existing customers and attract high value new customers, we utilize a diversified marketing mix including print, direct mail, various in-store promotional activities, radio, and the Internet. We believe that our circular advertising, primarily distributed through Sunday newspapers, is our most productive and cost efficient form of advertising. The circulars advertise numerous products in order to emphasize the wide selection of products available at Michaels stores. We believe that our ability to distribute circulars throughout the year in each of our markets provides us with an advantage over our smaller competitors and it reinforces and strengthens our brand name. We will continue to focus on optimizing circular advertising by reviewing the frequency and breadth of our print circular program while still utilizing targeted, direct mailing campaigns.  We will continue to evaluate alternative forms of advertising and marketing vehicles including loyalty programs and direct marketing campaigns.

•                  Pricing and promotional strategy. We are working to develop an integrated pricing and promotion strategy based on customer behavior, while improving our long-term organizational capabilities, processes, and tools. Our promotion activity is item-price based, with promotions spanning across categories and with limited regional differentiation. We believe we can improve margins by applying more sophisticated pricing models and regional promotion programs, with a focus on the optimization of item-specific promotional prices and improvements in clearance pricing through enhanced merchandise planning and merchandising systems upgrades.  We further believe the identification of promotional items that drive customer traffic will add consumers to the base market as we seek to feature those promotional items more often.  We are currently developing and implementing a promotion optimization system with an external vendor. We are also evaluating software products that would enable us to improve our regular pricing and clearance pricing decisions.

•     Enhancing the store environment.

•                  Visual merchandising. We promote an environment whereby our customers rely on us for ideas, inspiration, and information. We expect to make it easier and more exciting to shop our stores with improved store designs that include an emphasis on inspirational activities and ideas in our feature space, less clutter in the drive aisles, and more visually appealing layouts. In fiscal 2005, we initiated our store standardization/remodel program by standardizing layouts, fixtures, merchandise adjacencies, and new signage across our stores. Based on consumer responses, we are further refining our standardization/remodel program to continue enhancement of the in-store experience, which we refer to as the Next Generation Store.  Our number of store remodels in fiscal 2008 will be lower than fiscal 2007 so that we may incorporate our customers’ feedback into the Next Generation Store.

•                  Improving customer service. We plan to improve customer service through certain initiatives that includes the implementation of a store labor management system.  The labor management system will allow us to, among other things, reallocate store labor from non value-added activities to customer-oriented services. We also plan to revise certain store processes that allow store managers to optimize labor hours. We believe this will increase overall customer satisfaction and provide tangible benefits in the form of a more visible presence by our associates and faster checkout times.

•            Pursuing Global Sourcing.

•                  Proprietary Brand Development. To maximize the benefits of global sourcing, this strategic initiative is supported by proprietary brand development. Currently, we sell numerous products under hundreds of collection, brand and sub-brand names. Strong, mission-specific proprietary brands will help drive differentiation, improve our image assortment, and provide the framework for Michaels to market our globally sourced products. We are in the process of developing a consumer-insight driven global brand architecture. We believe this will strengthen our value proposition in the marketplace, differentiate Michaels from its competitors, enhance consumer loyalty, and increase market share.

•                  Product sourcing. A significant portion of our products are manufactured outside the United States but we source less than 10% of our products directly from international manufacturers. We expect to further expand our globally sourced products as we believe this presents a significant long-term opportunity to enhance our margins, improve our product quality, and mitigate external cost pressures and our supply chain risks as we work directly with foreign manufacturers. The fulfillment of this objective is dependent upon several factors, including our product development requirements, establishment of key processes, implementation of new technology or upgrade of existing technology, distribution center capacity, a strong vendor base, and proprietary brand development.

•            Growth opportunities.

•                  Organic growth through new Michaels store openings. We believe the combined United States and Canadian markets can support a total of 1,200 – 1,400 Michaels stores. We plan to open approximately 30-50 new Michaels stores per year for the foreseeable future, funded primarily through cash provided by operating activities and additional borrowings under our revolving credit facility.

•                  Evaluate other growth opportunities. We also own and operate Aaron Brothers, which specializes in framing and art supplies and operates in 11 states primarily on the West Coast.  In October 2007, we announced the decision to discontinue our concept businesses, Recollections and Star Decorators Wholesale. This decision will allow us to align our resources around our core retail chains, Michaels and Aaron Brothers. We continue to refine the Aaron Brothers concept using our existing stores as we work to expand our customer base and leverage our experience and vendor base.

Merchandising

Our Michaels store merchandising strategy is to provide a broad selection of products in a convenient location with an appealing store environment. Each Michaels store offers approximately 41,000 basic SKUs in a number of product categories. The following table shows a breakdown of sales for Michaels stores by department as a percentage of total sales:

	Fiscal Year
	2007	2006	2005
General and children’s crafts	41%	41%	41%
Home décor and seasonal	25	26	26
Framing	18	17	17
Scrapbooking	16	16	16
	100%	100%	100%

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

Purchasing and Inventory Management

We purchase merchandise from approximately 1,000 vendors. We believe that our buying power and ability to make centralized purchases enable us to acquire products on favorable terms. Central merchandising management teams negotiate with vendors in an attempt to obtain the lowest net merchandise costs and improve control over product mix and inventory levels. In fiscal 2007, our top 10 vendors accounted for approximately 31% of total purchases with no single vendor accounting for more than 10% of total purchases.

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

Our perpetual inventory and automated merchandise replenishment systems provide the capability to achieve our inventory management objectives. Our automated replenishment system uses perpetual inventory records to analyze individual store/SKU on-hand quantities, as well as other pertinent information such as sales forecast, seasonal selling patterns, promotional events, and vendor lead times, to generate recommended merchandise reorder information. These recommended orders are reviewed daily and purchase orders are delivered electronically to our vendors and/or our distribution centers. In addition to improving our store in-stock position, these systems enable us to better forecast merchandise ordering quantities for our vendors and give us the ability to identify, order, and replenish the stores’ merchandise using less store associate labor. These systems also allow us to react more quickly to selling trends and allow our store associates to devote more time to customer service, thereby improving inventory productivity and sales opportunities.

We manage the distribution of seasonal merchandise to our stores by allocating seasonal merchandise based on prior year sales and current store sales trends. For a discussion of the seasonal nature of our business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality.”

Artistree

We currently operate a vertically integrated manufacturing operation named Artistree that supplies our Michaels and Aaron Brothers stores with quality custom and specialty framing merchandise, including art prints, framed art and precut mats. Our regional processing centers are located in City of Industry, California; Coppell, Texas; and Kernersville, North Carolina. Kernersville is also the home of our moulding manufacturing plant. Our art prints and pre-cut mats, along with our custom frame supplies, are packaged and distributed out of our Coppell regional processing center. Combined, these facilities occupy approximately 476,000 square feet and, in fiscal 2007, processed over 25 million linear feet of frame moulding and 5 million individually custom cut mats for our Michaels and Aaron Brothers stores.

Our moulding manufacturing plant converts raw lumber into finished frame moulding that is supplied to our regional processing centers for custom framing orders for our stores. We manufacture approximately 19% of the moulding we process, import another 38% from quality manufacturers in Indonesia, Malaysia, China, and Italy, and purchase the balance from distributors. During fiscal 2005, we began to directly source metal moulding for processing in our regional centers, whereas in prior years we completely outsourced the production and processing of metal frames. The custom framing orders are processed (frames cut and joined, along with cutting mats and foamboard backing) and shipped to our stores where the custom frame order is completed for customer pick-up.

We believe Artistree provides a competitive advantage to our Michaels and Aaron Brothers stores. Based on the benefits we have received from this vertically integrated solution, we continue to evaluate additional future vertical integration opportunities leveraging its strong framing operations.

Distribution

We currently operate a distribution network for supplying our stores with merchandise. Approximately 80% to 85% of Michaels stores’ merchandise, consisting of both seasonal and basic SKUs, is shipped through the distribution network with the remainder shipped directly from vendors.  Approximately 62% of Aaron Brothers stores’ merchandise, consisting of both seasonal and basic SKUs, is shipped through the distribution network with the remainder shipped directly from vendors.   Our seven distribution centers are located in California, Florida, Illinois, Pennsylvania, Texas, and Washington.  Since fiscal 2002, we have increased the capacity of our distribution centers by approximately 86% to a total of 4.6 million square feet through the opening of three new distribution centers, expansion of one and closure of one. In addition, we currently utilize three facilities and one third-party warehouse to store and supply our seasonal merchandise in preparation for the holiday season.

In fiscal 2005, we implemented a number of enhancements to our distribution network. We refer to the improved network as our Hybrid distribution network, through which we expect to ultimately replenish approximately 80% to 90% of our basic SKUs. We currently have approximately 67% of our basic SKUs replenished through the Michaels distribution network, with the remainder shipped directly from vendors. We have converted approximately 85% of direct vendors at the end of fiscal 2007 and expect to complete the transition to Hybrid distribution in fiscal 2008.  Under our hybrid-distribution method, all distribution centers will stock our fast-selling SKUs with slower-selling SKUs stocked in the distribution center closest to the vendor. This method will reduce costs associated with drop-shipping products directly to store locations. This reduction in direct deliveries from vendors to our stores has resulted in the following benefits to our supply chain:

•             Product cost reductions shared with our vendors;

•              Reduced transportation costs, partially offset by additional handling costs;

•             More efficient store labor involved in merchandise receipt processing; and

•             Improved service levels to our stores.

Michaels stores generally receive deliveries from the distribution centers weekly through an internal transportation distribution network using a dedicated fleet of trucks and contract carriers. Aaron Brothers stores receive merchandise on a weekly or biweekly basis from a dedicated 174,000 square foot distribution center located in the Los Angeles, California area.

In fiscal 2004, we completed the implementation of a transportation management system to manage our transportation processes between our vendors, distribution centers, and stores. This system has allowed us to increase the visibility of merchandise shipments within our supply chain and improve our overall transportation efficiency.

Store Expansion and Relocation

The following table shows our store growth for the last five years:

	Fiscal Year (1)
	2007	2006	2005	2004	2003
Michaels stores:
Retail stores open at beginning of year	921	886	845	805	755
Retail stores opened during the year	45	43	46	45	55
Retail stores opened (relocations) during the year	11	7	18	30	16
Retail stores closed during the year	(3)	(8)	(5)	(5)	(5)
Retail stores closed (relocations) during the year	(11)	(7)	(18)	(30)	(16)
Retail stores open at end of year	963	921	886	845	805

Aaron Brothers stores:
Retail stores open at beginning of year	166	166	164	158	148
Retail stores opened during the year	2	1	2	7	10
Retail stores opened (relocations) during the year	—	—	—	1	—
Retail stores closed during the year	(2)	(1)	—	(1)	—
Retail stores closed (relocations) during the year	—	—	—	(1)	—
Retail stores open at end of year	166	166	166	164	158

Total store count at end of year	1,129	1,087	1,052	1,009	963

(1) The Star Decorators Wholesale Los Angeles store is retroactively presented as a Michaels store.

We plan to open approximately 30-50 Michaels stores per year for the foreseeable future. The anticipated opening of Michaels stores and the rate at which stores are opened will depend upon a number of factors, including the success of existing stores, the availability and the cost of capital for expansion, the availability of suitable store sites, and the ability to hire and train qualified managers.

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

Costs for opening stores at particular locations depend upon the type of building, the general cost levels in the area, store size, operating format, and the time of the year the store is opened. In fiscal 2007, the average net cost of opening a new Michaels store included approximately $0.7 million of leasehold improvements, furniture, fixtures and equipment, and pre-opening costs, and an estimated initial inventory investment, net of accounts payable, of approximately $0.5 million.

In addition to new store openings, we continue to pursue a store relocation program to improve the quality and performance of our existing store base as well as perform remodels of existing stores. In fiscal 2007, we relocated 11 Michaels stores and remodeled 40 Michaels stores. We plan to relocate approximately 10 to 12 Michaels stores and remodel approximately 10 Michaels stores during fiscal 2008.

During fiscal 2008, we plan to close up to five Michaels stores and two Aaron Brothers stores.

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

We began to significantly upgrade our current merchandising systems in fiscal 2007. We have completed the upgrade and expansion of our space management system which gives us better analytical capabilities in determining the placement of products in our stores. In the first quarter of fiscal 2007, we implemented a merchandise financial planning system to better support our inventory management efforts. We have begun the upgrade of our core merchandising system, which we anticipate will be completed in the summer of 2008. With this upgrade, we will be implementing a new price management system as well as a new purchase order system. We are also implementing a more sophisticated tool to support the management and optimization of our promotional activities.

In fiscal 2006, we began the rollout of a labor management system, with time and attendance functionality being implemented in all Michaels stores.  In fiscal 2007, we began a store rollout of a labor forecasting and scheduling system, with implementation for the entire chain expected to be completed in fiscal 2008.  Together, we expect these systems to provide us with detailed information to better manage our labor force and serve our customers, with improvements in labor efficiency and utilization over the next several years.

We also implemented a new data warehouse system in fiscal 2006.  This system is the central source for certain business reporting processes and is designed to be highly scalable in order to support future growth and information needs. In fiscal 2007, we expanded our data warehouse by adding transaction level sales data from our POS system, which further improves our ability to analyze and make decisions about our marketing initiatives.

Other initiatives planned for fiscal 2008 include improvements to our Michaels POS system to add support for enhanced pricing functionality, new Internet microsites to expand Michaels.com in support of new direct marketing programs, and an upgraded POS system for Aaron Brothers stores.

Security and Payment Card Industry (“PCI”) compliance is also critical to our success. In October 2007, we were certified as being PCI compliant, which allows us to comply with certain policies of our credit card vendors.

Foreign Sales

All of our current international business is in Canada and accounted for approximately 8% of total sales in fiscal 2007, 7% of total sales in fiscal 2006, and 6% of total sales in fiscal 2005. During the last three years, 7% or less of our assets have been located outside of the United States.

Service Marks

The names “Aaron Brothers,” “Aaron Brothers Art & Framing,” “Artistree,” “Artistree Art Frame & Design,” “Michaels,” “Michaels.com,” “Michaels The Arts and Crafts Store,” “Recollections,” “Star Decorators Wholesale,” “Star Decorators Wholesale Warehouse,” “Vendor Connect,” and the Michaels logo are each federally registered service marks.

Employees

As of March 31, 2008, we employed approximately 42,000 associates, approximately 28,400 of whom were employed on a part-time basis. The number of part-time associates substantially increases during the Christmas selling season. Of our full-time associates, approximately 3,100 are engaged in various executive, operating, training, distribution, and administrative functions in our corporate and division offices and distribution centers, and the remainder are engaged in store operations. None of our associates are members of labor unions in association with their Michaels employment.

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

•             merge or consolidate with another company; and

•             sell or otherwise transfer assets.

In addition, under our senior secured credit facilities, we are required to satisfy certain financial condition tests, and upon the occurrence of certain events, maintain specified financial ratios. Our ability to meet those tests can be affected by events beyond our control, and we cannot assure that we will meet them. A breach of any of these covenants could result in a default under our senior secured credit facilities. Upon the occurrence of an event of default under our senior secured credit facilities, the lenders could elect to declare all amounts outstanding under our senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our senior secured credit facilities. If the lenders under our senior secured credit facilities accelerate the repayment of borrowings, we cannot assure that we will have sufficient assets to repay our senior secured credit facilities, as well as our unsecured indebtedness, including the notes.

Our senior secured asset-based revolving credit facility permits us to borrow up to $1.0 billion; however, our ability to borrow thereunder is limited by a borrowing base, which at any time will equal the sum of 90% of eligible credit card receivables and debit card receivables plus between 85% and 90% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit plus a percentage of eligible in-transit inventory to be agreed upon, less certain reserves, and the sum of an additional 10% appraised net orderly liquidation value of eligible inventory and of eligible letters of credit plus an additional 5% of eligible credit card receivables and debit card receivables under a “last out” tranche. In addition, our ability to borrow under this facility is limited by a minimum liquidity condition, providing that, if excess availability is less than $75.0 million at any time, we are not permitted to borrow any additional amounts under the senior secured asset-based revolving credit facility unless our pro forma Consolidated Fixed Charge Coverage Ratio (as defined in the credit agreement for our senior secured asset-based revolving credit facility) is at least 1.1 to 1.0. Moreover, our senior secured asset-based revolving credit facility provides discretion to the agent bank acting on behalf of the lenders to impose additional availability reserves, which could materially impair the amount of borrowings that would otherwise be available to us. There can be no assurance that the agent bank will not impose such reserves or, were it to do so, that the resulting impact of this action would not materially and adversely impair our liquidity.

Our Growth Depends on Our Ability to Open New Stores

One of our key business strategies is to expand our base of retail stores. If we are unable to continue this strategy, our ability to increase our sales, profitability, and cash flow could be impaired. To the extent that we are unable to open new stores as we anticipate, our sales growth would come only from increases in comparable store sales. Growth in profitability in that case would depend significantly on our ability to reduce our costs as a percentage of our sales. We may be unable to continue our store growth strategy if we cannot identify suitable sites for additional stores, negotiate acceptable leases, access sufficient capital to support store growth, or hire and train a sufficient number of qualified associates.

Our Success Will Depend on How Well We Manage Our Business

Even if we are able to substantially continue our strategy of expanding our store base, or additionally, to expand our business through acquisitions or vertical integration opportunities, we may experience problems, which may prevent any significant increase in profitability or negatively impact our cash flow. For example:

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

•             failure to maintain stable relations with our labor force could possibly result in a deterioration of our operating results;

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

Improvements to Our Supply Chain May Not Be Fully Successful

An important part of our efforts to achieve efficiencies, cost reductions, and sales and cash flow growth is the identification and implementation of improvements to our supply chain, including merchandise ordering, transportation, and receipt processing. During fiscal 2008, we will continue to implement a number of enhancements to our distribution systems with select suppliers, enabling us to evaluate our ability to distribute additional SKUs through our distribution centers. Significant changes to our supply chain could have a material adverse impact on our operating results.

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

Changes in Consumer Confidence Could Result in a Reduction in Consumer Spending on Items Perceived to be Discretionary

Our stores offer arts and crafts supplies and products for the crafter and do-it-yourself home decorator, which some customers, may perceive as discretionary. Pressure on discretionary income brought on by changing economic conditions, including housing market declines and rising energy prices, may cause consumers to reduce the amount they spend on discretionary items.

Failure to Adequately Maintain the Security of Our Electronic and Other Confidential Information Could Materially Adversely Affect Our Financial Condition and Operating Results

We have become increasingly centralized and dependent upon automated information technology processes. In addition, a portion of our business operations is conducted over the Internet, increasing the risk of viruses that could cause system failures and disruptions of operations. Any failure to maintain the security of our customers’ confidential information, or data belonging to ourselves or our suppliers, could put us at a competitive disadvantage, result in deterioration in our customers’ confidence in us, subject us to potential litigation and liability, and fines and penalties, resulting in a possible material adverse impact on our financial condition and operating results.  Even though we are PCI compliant, we may not be able to maintain such compliance, and even with continued compliance, unauthorized access of our electronic and other confidential information may occur.

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

Product Recalls and/or Product Liability May Adversely Impact Our Operations and Merchandise Offerings

We are subject to regulations by a variety of state and international regulatory authorities, including the Consumer Product Safety Commission. In fiscal 2007, we purchased merchandise from approximately 1,000 vendors.  A majority of our merchandise is manufactured in foreign countries.  One or more of our vendors might not adhere to product safety requirements or our quality control standards, and we might not identify the deficiency before merchandise ships to our stores. Any issues of product safety, including but not limited to those manufactured in foreign countries, could cause us to recall some of those products. The failure of our vendors to manufacture or import merchandise that does not adhere to our quality control standards could damage our reputation and brands and could lead to increases in customer litigation against us.  Furthermore, to the extent we are unable to replace any recalled products, we may have to reduce our merchandise offerings, resulting in a decrease in sales, especially if a recall occurs near or during a seasonal period.  If our vendors are unable or unwilling to recall products failing to meet our quality standards, we may be required to recall those products at a substantial cost to us. We may be unable to recover costs related to product recalls from our vendors.

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

Our Information Systems May Prove Inadequate

We depend on our management information systems for many aspects of our business. We will be materially adversely affected if our management information systems are disrupted or we are unable to improve, upgrade, maintain, and expand our systems.

A Weak Fourth Quarter Would Materially Adversely Affect Our Operating Results

Our business is highly seasonal. Our inventories and short-term borrowings grow in the second and third fiscal quarters as we prepare for our peak selling season in the third and fourth fiscal quarters. Our most important quarter in terms of sales, profitability, and cash flow historically has been the fourth fiscal quarter. If for any reason our fourth fiscal quarter results were substantially below expectations, our operating results for the full year would be materially adversely affected, and we could have substantial excess inventory, especially in seasonal merchandise, that is difficult to liquidate.

Competition Could Negatively Impact Our Operations

The retail arts and crafts industry is competitive, which could result in the reduction of our prices and our loss of market share. We must remain competitive in the areas of quality, price, breadth of selection, customer service, and convenience. We compete with mass merchants (e.g., Wal-Mart Stores, Inc. and Target Corporation), who dedicate a portion of their selling space to a limited selection of craft supplies and seasonal and holiday merchandise, regional chains, and local merchants. We also compete with specialty arts and crafts retailers, which include Hobby Lobby, A.C. Moore Arts & Crafts, Inc., Jo-Ann Stores, Inc., and Garden Ridge Corporation. Some of our competitors, particularly the mass merchants, are larger and have greater financial resources than we do. In addition, alternative methods of selling crafts, such as over the Internet, could result in additional competitors in the future and increased price competition since our customers could more readily comparison shop. Furthermore, we ultimately compete with alternative sources of entertainment and leisure for our customers.

The Interests of Our Controlling Stockholders May Conflict with the Interests of Our Creditors

The Sponsors (as defined in Note 4 to the Consolidated Financial Statements) indirectly own over 93% of the Company’s Common Stock.  The interests of these funds as equity holders may conflict with those of our creditors. The controlling stockholders may have an incentive to increase the value of their investment or cause us to distribute funds at the expense of our financial condition and affect our ability to make payments on the outstanding notes.  In addition, these funds have the power to elect a majority of our board of directors and appoint new officers and management and, therefore, effectively control many other major decisions regarding our operations.

ITEM 1B.  Unresolved Staff Comments.

Not applicable.

ITEM 2.  Properties.

We lease substantially all of the sites for our Michaels and Aaron Brothers stores, with the majority of our stores having initial lease terms of approximately 10 years. The leases are generally renewable, with increases in lease rental rates. Lessors have made leasehold improvements to prepare our stores for opening under a majority of our existing leases. As of February 2, 2008, in connection with stores that we plan to open or relocate in future fiscal years, we had signed 46 leases for Michaels stores.

As of March 31, 2008, we lease and occupy the following non-store facilities:

Square
Footage
Distribution centers:
Centralia, Washington	718,000
City of Commerce, California (Aaron Brothers)	174,000
Hazleton, Pennsylvania	1,005,000
Jacksonville, Florida	791,000
Lancaster, California	763,000
New Lenox, Illinois	693,000
Tarrant County, Texas	433,000
4,577,000

Artistree:
City of Industry, California (regional processing center)	90,000
Coppell, Texas (regional processing and fulfillment operations center)	230,000
Kernersville, North Carolina (manufacturing plant and regional processing center)	156,000
476,000

Office space:
Coppell, Texas (corporate satellite office)	67,000
Grand Prairie, Texas (corporate processing center)	35,000
Irving, Texas (corporate headquarters)	217,000
319,000

Coppell, Texas (new store staging warehouse)	29,000
Dallas, Texas (warehouse)	70,000
5,471,000

The following table indicates the number of our retail stores and wholesale operations located in each state or province as of March 31, 2008:

	Number of Stores
		Aaron
State/Province	Michaels	Brothers	Total
Alabama	10	—	10
Alaska	3	—	3
Alberta	15	—	15
Arizona	27	9	36
Arkansas	3	—	3
British Columbia	13	—	13
California	126	97	223
Colorado	20	8	28
Connecticut	12	—	12
Delaware	4	—	4
Florida	62	—	62
Georgia	29	4	33
Idaho	6	1	7
Illinois	38	—	38
Indiana	14	—	14
Iowa	7	—	7
Kansas	8	—	8
Kentucky	7	—	7
Louisiana	11	—	11
Maine	2	—	2
Manitoba	3	—	3
Maryland	21	2	23
Massachusetts	21	—	21
Michigan	37	—	37
Minnesota	23	—	23
Mississippi	3	—	3
Missouri	18	—	18
Montana	4	—	4
Nebraska	4	—	4
Nevada	11	6	17
New Brunswick	2	—	2
Newfoundland and Labrador	1	—	1
New Hampshire	6	—	6
New Jersey	27	—	27
New Mexico	3	—	3
New York	45	—	45
North Carolina	29	—	29
North Dakota	2	—	2
Nova Scotia	2	—	2
Ohio	32	—	32
Oklahoma	7	—	7
Ontario	28	—	28
Oregon	13	4	17
Pennsylvania	39	—	39
Prince Edward Island	1	—	1
Rhode Island	3	—	3
Saskatchewan	2	—	2
South Carolina	9	—	9
South Dakota	1	—	1
Tennessee	12	—	12
Texas	62	22	84
Utah	11	—	11
Vermont	2	—	2
Virginia	31	1	32
Washington	22	10	32
West Virginia	4	—	4
Wisconsin	16	—	16
Wyoming	1	—	1
Total	975	164	1,139

ITEM 3.  Legal Proceedings.

Shareholder Claims

State Court Litigation

The Company was a defendant in a consolidated action filed by purported former shareholders Julie Fathergill, Feivel Gottlieb, and Roberta Schuman, who sought to represent a class of other former shareholders.  The action was a consolidation of three previously-filed lawsuits and was pending in the 192nd District Court for Dallas County, Texas.  The plaintiffs’ claims arose out of the Merger (as defined in Note 4 to the Consolidated Financial Statements) and, in addition to Michaels, the plaintiffs named as defendants certain former and then-current officers and directors of Michaels and certain other entities involved in the Merger or affiliated therewith.  The plaintiffs alleged that the Merger was procedurally and financially unfair to Michaels’ then-shareholders and asserted claims for breach of fiduciary duty against the individual defendants and claims for aiding and abetting such breaches against the entities.  Among other things, plaintiffs sought (i) a declaration that the Merger was void and ordering it rescinded; (ii) an accounting for, disgorgement of, and the imposition of a constructive trust on, property and profits received by the defendants; and (iii) unspecified damages, including rescissory damages. As reported in our Form 10-Q for the quarterly period ended August 4, 2007, plaintiffs Feivel Gottlieb and Roberta Schuman voluntarily dismissed their claims in July 2007.  In December 2007, the parties reached a settlement of Julie Fathergill’s claims.  The terms of the parties’ agreement are confidential but had no material effect on our financial condition.  The court granted Ms. Fathergill’s motion to dismiss on December 28, 2007.

Federal Court Litigation

The Company is also a defendant in an action filed on September 6, 2006 by a former purported shareholder, Massachusetts Laborers’ Annuity Fund, which seeks to represent a class of other former shareholders.  This action has been consolidated with two other actions filed by other purported former shareholders and is pending in the United States District Court, Northern District of Texas, Dallas Division.  By an order dated December 8, 2006, Massachusetts Laborers’ Annuity Fund was named the lead plaintiff in this action.  On July 5, 2007, the lead plaintiff filed a first amended consolidated class action complaint, which names Michaels and certain of its current and former officers and directors as defendants.  The amended complaint alleges that the defendants misrepresented and/or omitted material facts in Michaels’ annual proxy statements for 2004, 2005 and 2006, including, among others, failing to disclose:  (a) Michaels’ and the defendants’ alleged option backdating practices; (b) information regarding transactions and holdings of Michaels Common Stock by certain trusts owned by or for the benefit of two of Michaels’ former officers and directors and their family members; and (c) that Michaels and the defendants had reported false financial statements as a result of those practices.  Further, the amended complaint makes allegations regarding the Company’s financial restatement of periods prior to 2006, as well as the Merger.  In the amended complaint, the lead plaintiff asserts claims against all defendants for violations of Section 14(a) of the Securities Exchange Act of 1934, Rule 14a-9 promulgated thereunder, and Section 20(a) of the Securities Exchange Act of 1934.  The lead plaintiff seeks, among other relief, (a) an indeterminate amount of damages, (b) pre-judgment and post-judgment interest, (c) an award of attorneys’ fees and costs, and (d) equitable or injunctive relief, including the rescission of stock option grants.  We are unable to estimate a range of possible loss, if any, in these claims, and intend to defend this lawsuit vigorously.

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

DeJoseph Claim

On December 29, 2006, John DeJoseph, a former Michaels store manager in Valencia, California, commenced a purported class action proceeding against Michaels Stores, Inc. on behalf of himself and current and former salaried store employees employed in California from May 10, 2002 to the present. The DeJoseph suit was filed in the Superior Court of California, County of Los Angeles.  The DeJoseph suit alleges that Michaels failed to pay overtime wages, provide meal periods, accurately record hours worked, provide itemized employee wage statements, and that Michaels unlawfully made deductions from employees’ earnings.  The DeJoseph suit additionally alleges that the foregoing conduct was in breach of California’s unfair competition law.  The plaintiff seeks injunctive relief, damages for unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs.  In January 2008, the plaintiff submitted a brief in support of class certification.  We contested class certification by filing responding materials on March 14, 2008.  We believe we have certain meritorious defenses and intend to defend this lawsuit vigorously. We are unable to estimate a range of loss, if any, in this case.

Torgerson Claim

On January 26, 2007, Katherine Torgerson, a former “lead framer” for Aaron Brothers in San Diego, California, filed a purported class action proceeding in the Superior Court of California, County of San Diego.  Torgerson filed this action against Aaron Brothers, Inc. on behalf of herself and all current and former California-based leads or keyholders.  The Torgerson suit alleges that Aaron Brothers failed to provide its leads and keyholders with adequate meal and rest breaks (or compensation in lieu thereof) and accurate wage statements.  The Torgerson suit additionally alleges that the foregoing conduct was in breach of California’s unfair competition law.   The plaintiff seeks injunctive relief, compensatory damages, meal and rest break penalties, waiting time penalties, interest, and attorneys’ fees and costs.  The parties participated in voluntary mediation on July 10, 2007 and have reached a tentative settlement of the case.  Subject to final court approval, the parties have agreed to a claims made process, with no material impact on our statement of operations, balance sheet, or cash flows for any period presented.

Hernandez Claim

On April 12, 2007, Antonio Hernandez and five other floor care contractor employees filed a purported class action proceeding in Superior Court of California, County of Orange.  The plaintiffs filed this action against Michaels Stores, Inc., Marshalls and TJ Maxx on behalf of themselves and all similarly-situated individuals in California.  The Hernandez suit alleges that they were joint employees with Michaels, Marshalls, TJ Maxx, and Creative Building Maintenance.  The suit also alleges that Michaels’ conduct violates California’s unfair competition law.  The plaintiffs seek injunctive relief, damages for unpaid overtime, itemized wage statement penalties, meal and rest break penalties, interest, and attorneys’ fees.  We intend to contest certification of this claim as a class action.  Further, we believe we have certain defenses on the merits and intend to defend this lawsuit vigorously.  We are unable to estimate a range of possible loss, if any, in this claim.

Palmer Claim

On August 30, 2007, Rebecca Palmer, a consumer, filed a purported class action proceeding in Superior Court of California, County of San Diego.  Palmer filed this action against Michaels Stores, Inc., on behalf of herself and all similarly-situated California consumers.  The Palmer suit alleges that Michaels unlawfully requested and recorded personally identifiable information (i.e., her zip code) as part of a credit card transaction.  The plaintiff seeks statutory penalties, interest, and attorneys’ fees.  We intend to contest certification of this claim as a class action.  Further, we believe we have certain defenses on the merits and intend to defend this lawsuit vigorously.  We are unable to estimate a range of possible loss, if any, in this claim.

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

We understand that Charles Wyly and Sam Wyly and/or certain of their family members are beneficiaries of irrevocable non-U.S. trusts. The 1996 and 1997 private placement sales by us of Michaels securities to subsidiaries of certain of these trusts were disclosed by us in filings with the SEC. The transfer by Charles Wyly and/or Sam Wyly (or by other Wyly family members or family-related entities) of Michaels securities to certain of these trusts and subsidiaries was also disclosed in filings with the SEC by us and/or by Charles Wyly and Sam Wyly. Based on information provided to us, our SEC filings prior to 2005 did not report securities owned by the non-U.S. trusts or their corporate subsidiaries as beneficially owned by Charles Wyly and Sam Wyly.

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

The Company’s Audit Committee conducted an internal review into the Company’s historical stock options practices, including a review of the Company’s underlying option grant documentation and procedures and related accounting.  The Audit Committee’s internal review was conducted with the assistance of independent legal counsel and outside accounting experts.  The Company voluntarily reported the commencement of this review to the SEC.

The Audit Committee review focused principally on the question of whether there may have been intentional wrongdoing in the Company’s historical stock options granting practices.  On August 25, 2006, the Audit Committee’s independent legal counsel presented to the Audit Committee its final report, which stated that the investigation did not support a conclusion that there was intentional misconduct.  Based on the independent counsel report, the Audit Committee concluded that the results of the investigation did not support a finding of intentional misconduct.

The Company also conducted a separate internal review of historical stock option practices and related accounting issues from 1990 through the Merger date.  In this review, the Company was advised, with respect to specific Delaware law issues, by independent Delaware counsel and, with respect to specific Texas law issues, by independent Texas counsel.  Management of the Company discussed its internal review and related judgments with the Company’s independent registered public accounting firm and the Board of Directors and Audit Committee.  Notwithstanding that the Audit Committee concluded that the results of the investigation did not support a finding of intentional misconduct, the Company identified accounting issues related to certain of the stock option grants prior to October 2001.  As a result, and as previously reported in our Annual Report on Form 10-K for fiscal year 2006, in fiscal 2007 we made adjustments to our beginning retained earnings balance for fiscal 2002 by recording additional non-cash compensation cost of approximately $27 million, net of income tax benefits of approximately $13 million.

A pending shareholder lawsuit against the Company, the then-current and certain former directors, and certain then-current and former officers of Michaels also includes claims relating to the Company’s historical stock options practices. See “Shareholder Claims — Federal Court Litigation” above.

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

Holders

As of March 31, 2008, there were 43 holders of record of our Common Stock.

ITEM 6.  Selected Financial Data.

The following financial information for the five most recent fiscal years has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere herein. Fiscal years 2006 and prior reflect adjustments to reclassify the operations of Star Decorators Wholesale and Recollections as discontinued operations.

	Fiscal Year
	2007	2006 (5)	2005	2004	2003
	(In millions, except per share and store count data)
Results of Operations Data:
Net sales	$3,862	$3,843	$3,659	$3,383	$3,085
Operating income	354	208	387	347	294
(Loss) income before discontinued operations and cumulative effect of accounting change	(22)	44	232	207	173
Cumulative effect of accounting change, net of income tax (1)	—	—	(7)	—	—
Discontinued operations loss, net of income tax	(10)	(3)	(4)	(3)	(1)
Net (loss) income	(32)	41	221	204	172
Basic earnings per common share before discontinued operations and cumulative effect of accounting change (2)	n/a	n/a	0.58	0.52	0.44
Diluted earnings per common share before discontinued operations and cumulative effect of accounting change (2)	n/a	n/a	0.57	0.51	0.42
Dividends per common share (2)	0.00	0.12	0.13	0.09	0.05

Balance Sheet Data:
Cash and equivalents	$29	$30	$452	$536	$342
Merchandise inventories	845	840	776	785	751
Total current assets	980	1,000	1,315	1,482	1,199
Total assets	1,614	1,693	1,876	2,022	1,733
Total current liabilities	679	742	497	512	371
Long-term debt	3,741	3,729	—	200	200
Total liabilities	4,506	4,568	588	814	658
Stockholders’ (deficit) equity	(2,892)	(2,875)	1,288	1,208	1,075

Other Financial Data:
Cash flow from operating activities	$268	$157	$364	$431	$293
Cash flow from investing activities	(100)	(143)	(68)	(145)	(106)
Cash flow from financing activities	(169)	(436)	(379)	(93)	(63)

Other Operating Data:
Average net sales per selling square foot (3) (6)	$217	$224	$221	$216	$210
Comparable store sales (decrease) increase (4)	(0.7)%	0.2%	3.6%	4.9%	2.5%
Total selling square footage	19	18	17	17	16

Stores Open at End of Year:
Michaels (6)	963	921	886	845	805
Aaron Brothers	166	166	166	164	158
Total stores open at end of year	1,129	1,087	1,052	1,009	963

(1)             We changed our method of accounting for merchandise inventories from a retail inventory method to the weighted average cost method in the fourth quarter of fiscal 2005. As a result, we recorded a non-cash charge of $7 million, net of income tax, in fiscal 2005 for the cumulative effect of accounting change on prior fiscal years. For further information with respect to this change and other accounting items that affect the comparability of our financial statements, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Items.”

 (2)          The per share amounts in the table were retroactively adjusted to reflect the two-for-one Common Stock split and the 2.9333-for-one Common Stock split effected in the form of stock dividends to stockholders of record as of the close of business on September 27, 2004 and January 26, 2007, respectively.

(3)             The calculation of average net sales per selling square foot includes only Michaels stores open longer than 36 months, and excludes Aaron Brothers stores.

(4)             Comparable store sales increase (decrease) represents the increase (decrease) in net sales for stores open the same number of months in the indicated and comparable period of the previous year, including stores that were relocated or expanded during either period. A store is deemed to become comparable in its 14th month of operation in order to eliminate grand opening sales distortions. A store temporarily closed more than 2 weeks due to a catastrophic event is not considered comparable during the month it closed. If a store is closed longer than 2 weeks but less than 2 months, it becomes comparable in the month in which it reopens, subject to a mid-month convention. A store closed longer than 2 months becomes comparable in its 14th month of operation after its reopening. These percentages have been adjusted to exclude Star Decorators Wholesale and Recollections.

(5)             Fiscal 2006 operational data, excluding comparable store sales, includes the 53rd week, which had net sales of approximately $59 million.

(6)             The Star Decorators Wholesale Los Angeles store has been retroactively presented as a Michaels store.

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

Overview

We are the largest arts and crafts specialty retailer in North America, with sales of approximately $3.9 billion in the United States and Canada. Our primary retail business is our operation of 975 Michaels stores across North America. We also operate 164 Aaron Brothers stores, a custom frame, framing, and art supply chain (all store counts are as of March 31, 2008).

Our mission is to help our customers express themselves creatively. Through our broad product assortments, educational in-store events, project sheets and displays, and on-line information, we offer a shopping experience that encourages creativity in the areas of arts, crafts, floral displays, framing, home accents, and children’s hobbies and activities.

In recent years, we have focused on improving store operations and inventory management capabilities in our Michaels stores while continuing a strong store growth program.  Examples of our accomplishments include the following:

•       expansion of our distribution center footprint,

•       implementation of perpetual inventory and automated replenishment systems along with weighted average cost stock ledger,

•       use of standardized store opening/relocation and merchandising processes,

•       implementation of financial and human resources management systems, and

•       consistent store growth of 40-50 stores per year.

Over the next few years, we will focus on strategic initiatives such as:

•              our integrated pricing and promotion strategy,

•              enhancing the in-store experience,

•              the expansion of global sourcing,

•              continued store growth,

•              the expansion of our Hybrid network, and

•              our store labor management system.

We believe these initiatives will allow us to increase our market share and store margins.  In addition, we will evaluate refinements and possible growth opportunities to the Aaron Brothers stores.

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

In connection with the completion of the Merger, we entered into management agreements with each of the Sponsors pursuant to which the Sponsors will provide management services to us until December 31, 2016, with evergreen extensions thereafter.  Pursuant to these agreements, the Sponsors will receive an aggregate annual management fee equal to $12 million and reimbursement for out-of-pocket expenses in connection with the provision of services pursuant to the agreements.  In addition, pursuant to these agreements, the Sponsors received, in connection with the completion of the Merger, aggregate transaction fees of approximately $60 million in connection with services provided by them related to the Merger, and we directly reimbursed the Sponsors, or paid on their behalf, fees incurred by them in connection with the Merger.  Finally, the management agreements provide that the Sponsors are entitled to receive fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions of 1% of the gross transaction value of any such transaction.  The management agreements include customary exculpation and indemnification provisions in favor of the Sponsors.  The management agreements may be terminated by the Sponsors at any time and terminate automatically upon an initial public offering or a change of control unless we and the Sponsors determine otherwise.  Upon termination, each provider of management services will be entitled to a termination fee calculated based on the present value of the annual fees due during the remaining period from the date of termination to the tenth anniversary of the date of the Merger.

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

Merchandise Inventories—Merchandise inventories at Michaels stores are valued at the lower of cost or market, with cost determined using a weighted average method. Included in our cost basis are costs incurred in making inventories available for sale in our stores, such as freight and other distribution costs. We utilize perpetual inventory records to value inventory in our Michaels stores. Physical inventory counts are performed in a significant number of stores during each fiscal quarter by a third party inventory counting service firm, with substantially all stores open longer than one year subject to at least one annual count. We adjust our perpetual records based on the results of the physical counts. Cost is calculated based upon the purchase order cost of an item at the time it is received by us, reconciled to actual vendor invoices, and also includes the cost of warehousing, handling, purchasing, and transporting the inventory to the stores. The cost of warehousing, handling, purchasing, and transporting, as well as vendor allowances, are recognized through cost of sales when the inventory is sold.  Due to systems limitations, it is impracticable for us to assign specific costs and allowances to individual units of inventory. As such, to properly match net costs against the related revenues, we must use all available information to appropriately estimate the costs and allowances to be deferred and recognized each period. Our estimate of when inventory is sold affects the deferral, and subsequent income statement recognition, of costs incurred in preparing inventory for sale and represents the most significant estimate in that calculation; any changes in this estimate could have a material impact on the financial statements.  Vendor allowances, which primarily represent volume rebates and cooperative advertising funds, are recorded as a reduction of the cost of the merchandise inventories. We earn vendor allowances as a consistent percentage of certain merchandise purchases with no minimum purchase requirements. We did not have any vendor allowance programs in fiscal 2007 and 2006 that were based on purchase volume milestones and had only an immaterial amount of milestone-based allowance programs in fiscal 2005.

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

Goodwill—We perform annual impairment tests of goodwill by comparing the book values of our reporting units to their estimated fair values. The estimated fair values of our reporting units are computed using estimates that include a discount factor in valuing future cash flows. There are assumptions and estimates underlying the determination of fair value and any resulting impairment loss. Another estimate using different, but still reasonable, assumptions could produce different results. During the fourth quarter of fiscal 2007, we recognized an impairment charge of $22 million for our Aaron Brothers goodwill.  See Note 3 to our consolidated financial statements for further information.

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

We record a gift card liability on the date we issue the gift card to the customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. We escheat the value of unredeemed gift cards where required by law. Any remaining liabilities not subject to escheatment are evaluated to determine whether the likelihood of the gift card being redeemed is remote (gift card breakage). We recognize gift card breakage as revenue, by applying our estimate of the rate of gift card breakage over the period of estimated performance (36 months as of the end of fiscal 2007). Our estimates of the gift card breakage rate are applied to the estimated amount of gift cards that are expected to go unused that are not subject to escheatment and are based on customers’ historical redemption rates and patterns, which may not be indicative of future redemption rates and patterns. Prior to fiscal 2005, we did not have adequate historical information to estimate gift card breakage.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that a company recognize in its consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. We adopted FIN 48 on February 3, 2007, and recorded a reduction to beginning retained earnings of $1 million.

General

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. References to fiscal year mean the year in which that fiscal year began. Fiscal 2007 ended on February 2, 2008, fiscal 2006 ended on February 3, 2007, and fiscal 2005 ended on January 28, 2006. Fiscal year 2007 and 2005 contained 52 weeks, while fiscal year 2006 contained 53 weeks.

Accounting Items

Fiscal 2007

Discontinued Operations—On October 16, 2007, we announced plans to align resources around our core retail chains, Michaels and Aaron Brothers stores.  As a result, we discontinued our concept businesses, Recollections and Star Decorators Wholesale (“Star”).  As of the end of fiscal 2007, we had closed 11 Recollections and three of the four Star locations.  The remaining Star location will be operated as a Michaels store.

Goodwill Impairment— During the fourth quarter of fiscal 2007, in connection with our annual impairment test, we recorded a goodwill impairment charge of $22 million related to our Aaron Brothers reporting unit.  The impairment charge represents the net carrying value of the Aaron Brothers goodwill.  During fiscal 2007, Aaron Brothers experienced a decline in sales and profitability.  These declines, coupled with our near-term financial forecasts, the decline of the retail segment of the U.S. economy, and our ongoing reassessment of expansion opportunities resulted in an estimated fair value that was lower than the carrying value of the reporting unit.  The resulting allocation of the estimated fair value to the reporting unit’s assets and liabilities indicated that a full impairment of goodwill was required.

Our fair value assessment was based on a combination of present value cash flow analysis, observable earnings multiples of other publicly-traded specialty retail companies, and use of earnings multiples resulting from market transactions of other specialty retail companies.

Fiscal 2006

Merger Expenses—During fiscal 2006, we expensed approximately $240 million of Merger-related costs, of which $205 million was classified as transaction expenses and $34 million was classified as related party expenses in our consolidated statement of income; the remaining $1 million was classified as interest expense.  Of the $240 million recorded in fiscal 2006, $218 million was recorded in our fourth quarter of fiscal 2006.  Approximately $138 million of the $240 million consisted of compensation expense (primarily share-based compensation) and $100 million was related to investment banking, legal, accounting, and other professional fees.

We capitalized $125 million of costs related to the issuance of our various debt instruments, which are more fully described in “Liquidity and Capital Resources” below.  These costs are being amortized over the lives of the respective debt instruments and recognized as a component of interest expense in our consolidated statement of income.

As certain of the Merger expenses were not deductible for tax purposes, we incurred permanent differences which adversely impacted our effective tax rate which resulted in an effective tax rate for fiscal 2006 of 61.7%.

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

The effect of this change as of January 28, 2006, was presented in the income statement as a cumulative effect of a change in accounting principle of $7 million which was net of an income tax benefit of $5 million. The inventory balance as of the beginning of fiscal 2005 was approximately $777 million on the weighted average cost method, which was approximately $12 million lower than the inventory balance reported under our retail inventory method. The non-cash reduction in the inventory balance was due to the change in accounting principle and was not an indication of an inventory impairment, as the underlying retail value of the Company’s inventories was not affected by this accounting change.

Under our retail inventory method, ending inventory incorporates shrink, store use, and certain markdowns in an implicit manner and these items did not require an explicit reserve component. Under the weighted average cost method, shrink reserves are an explicit component of our inventory valuation. Upon implementation of the weighted average cost method at the beginning of fiscal 2005, reserves of $29 million were established for shrink in our Michaels stores. Inventory, net of shrink reserves, in our Michaels stores as of the beginning of fiscal 2005, under weighted average cost, was $3 million lower than fiscal 2004 ending inventory under our retail inventory method, net of shrink, store use, and certain markdowns. Other inventory reserves (including excess and obsolescence and lower of cost or market) under the retail inventory method were $4 million and such reserves at the inception of the weighted average cost method were $10 million. The changes in these reserves are a component of the cumulative effect of accounting change reported on our consolidated statement of income.

Adoption of SFAS No. 123(R)—We elected to early adopt SFAS No. 123(R), Share-Based Payment, in the fourth quarter of fiscal 2005. This accounting standard requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value over the requisite service period. We applied the provisions of the modified retrospective transition method as permitted by SFAS No. 123(R) from the beginning of fiscal 2005. As a result, we recorded compensation expense for unvested awards based on the amounts previously determined for pro forma disclosure under SFAS No. 123, Accounting for Stock-Based Compensation, for the first three quarters of fiscal 2005, and under the provisions of SFAS No. 123(R) for the fourth quarter of fiscal 2005. We recorded compensation expense related to share-based payments totaling approximately $30 million on a pre-tax basis for fiscal 2005.

Gift Card Breakage—As a result of comments made in SEC staff speeches providing guidance as to the SEC’s views on accounting for gift card breakage and our analysis of our gift card liability and redemption history, we concluded that it was appropriate to recognize cumulative breakage during the fourth quarter of fiscal 2005. During the fourth quarter of fiscal 2005, we recognized revenue of approximately $8 million related to gift card balances that we estimated will not be redeemed. Prior to fiscal 2005, we did not have adequate historical information to estimate gift card breakage.

Results of Operations

The following table sets forth the percentage relationship to net sales of each line item of our consolidated statements of operations. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

	Fiscal Year
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	61.7	61.5	62.5
Gross profit	38.3	38.5	37.5
Selling, general, and administrative expense	27.2	26.6	26.7
Transaction expenses	0.7	5.3	—
Goodwill impairment	0.5	—	—
Related party expenses	0.5	1.0	—
Store pre-opening costs	0.2	0.2	0.2
Operating income	9.2	5.4	10.6
Interest expense	9.8	2.7	0.6
Other (income) and expense, net	(0.2)	(0.3)	(0.3)
(Loss) income before income taxes, discontinued operations and cumulative effect of accounting change	(0.4)	3.0	10.3
Provision for income taxes	0.1	1.8	3.9
(Loss) income before discontinued operations and cumulative effect of accounting change	(0.5)	1.2	6.4
Discontinued operations loss, net of income tax	(0.3)	(0.1)	(0.1)
Cumulative effect of accounting change, net of income tax	—	—	(0.2)
Net (loss) income	(0.8)%	1.1%	6.1%

Fiscal 2007 Compared to Fiscal 2006

Net Sales—Net sales increased for fiscal 2007 by $19 million, or 0.5%, over fiscal 2006 due primarily to non-comparable sales. Non-comparable sales are largely comprised of sales generated by new stores, as well as other non-recurring events such as the 53rd week of 2006. Our fiscal 2007 comparable store sales decreased 0.7%, or $26 million, reflecting decreases in customer transactions and custom framing deliveries of 3.2% and 0.1%, respectively, partially offset by increases in the average ticket of 2.6%. The fluctuation in the exchange rates between the US and Canadian dollars contributed 50 basis points to the average ticket increase.

Our recent results may not be indicative of future results, especially given the current macroeconomic and retail environments. If our sales decline, our results of operations could be adversely affected, especially if we experience a deleveraging of operating expenses.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $19 million due to a 3.9% increase in the number of stores operated in fiscal 2007.  Store cost of sales as a percentage of net sales improved 30 basis points as we realized improved margins from a reduction in breadth and depth of promotion programs and continued benefits from ongoing sourcing initiatives, partially offset by lower seel-through of seasonal products. Conversely, occupancy costs deleveraged, due to negative comparable-store sales performance.

The following table details the change in cost of sales and occupancy expense, as a percentage of net sales, from fiscal 2006 to 2007:

Increase/(Decrease)
Store cost of sales	(0.3)%
Occupancy costs	0.5%
Total increase	0.2%

Selling, General, and Administrative Expense—Selling, general, and administrative expense was $1.051 billion in fiscal 2007 compared to $1.023 billion in fiscal 2006. The $28 million expense increase was primarily due to an increase in the number of stores we operate compared to last year and additional advertising costs and other expenses resulting from our strategic initiatives. These strategic initiatives include our pricing and promotion strategy, consumer insight research, and product sourcing.

As a percentage of net sales, selling, general, and administrative expense increased 60 basis points from 26.6% of sales in fiscal 2006 to 27.2% of sales in fiscal 2007 primarily due to consulting fees and higher advertising expense.

Transaction Expenses—Transaction expenses of $29 million incurred during fiscal 2007 relate primarily to bonus arrangements associated with the change in control that were ratably recognized for a period of one year following the Merger date, as well as other compensation expenses arising from change in control agreements. Transaction expenses incurred during fiscal 2006 of $205 million related primarily to $137 million of share-based compensation with the remainder related to investment banking, legal, accounting, and other professional fees associated with the Merger.

Related Party Expenses—Related party expenses were $17 million for fiscal 2007 and consisted primarily of $14 million of management fees and associated expenses paid to our Sponsors and Highfields.  Related party expenses in fiscal 2007 also include $3.0 million of amortization expense related to the Separation Agreements as more fully described in Note 14 to the consolidated financial statements. Related party expenses for fiscal 2006 resulted primarily from the Merger with approximately $27 million of transaction and management fees paid to our Sponsors, and $9 million related to various professional fees paid on behalf of our Sponsors.

Interest Expense—Interest expense increased from $105 million in fiscal 2006 to $378 million in fiscal 2007.  This increase was due to the debt issued associated with the Merger.

Provision for Income Taxes—The tax rate in fiscal 2007 was unfavorably impacted primarily by non-deductible severance payments and the write-off of goodwill. The tax rate in fiscal 2006 was unfavorably impacted by certain non-deductible Merger-related expenses.

Fiscal 2006 Compared to Fiscal 2005

Net Sales—Net sales increased $184 million, or 5.0%, from fiscal 2005 to fiscal 2006. Net sales from our 44 new stores opened during the year, partially offset by lost sales from our nine store closures, accounted for approximately $124 million of the increase in net sales, with sales during the 53rd week of fiscal 2006 accounting for $59 million. We recognized gift card breakage of $3 million during fiscal 2006 as compared to $8 million in fiscal 2005. We first implemented our gift card breakage policy in the fourth quarter of fiscal 2005.  In addition, our fiscal 2006 comparable store sales increase of 0.2% contributed $8 million to the net sales increase.

The comparable store sales increase of 0.2% was comprised of an increase in the average ticket of 2.4%, a decrease in transactions of 2.3%, and an increase in custom framing deliveries of 0.1%. The increase in average ticket includes favorable pricing/product mix trends and a 30 basis point benefit from the strengthening of the Canadian dollar.  A decline in the sales of yarn products adversely impacted comparable store sales by approximately 1.4%.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $76 million due to increased sales from a 3.3% increase in the number of stores operated in fiscal 2006 compared to fiscal 2005, and a 0.2% comparable store sales increase, partially offset by lower shrink expense.

The following table details the change in cost of sales and occupancy expense, as a percentage of net sales, from 2005 to 2006:

Increase/(Decrease)
Store cost of sales	(1.7)%
Occupancy costs	0.6%
Gift card breakage	0.1%
Total decrease	(1.0)%

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

Occupancy expenses, as a percentage of sales, were unfavorably impacted primarily by increased property taxes and higher remodel expenses.  Remodel expenses increased due to our expanded remodel program, affecting 67 stores in fiscal 2006 as compared to 27 stores in fiscal 2005.

Selling, General, and Administrative Expense—Selling, general, and administrative expense was $1.023 billion in fiscal 2006 compared to $977 million in fiscal 2005. The expense increase was primarily due to increases in store operating expenses of approximately $42 million resulting from new store growth and the 0.2% increase in comparable store sales.

As a percentage of net sales, selling, general, and administrative expense remained relatively consistent at 26.6% of sales for fiscal 2006 compared to 26.7% of sales in fiscal 2005. Store operating expenses, as a percentage of sales, were also consistent with last year.

Transaction Expenses—Transaction expenses associated with the Merger were $205 million, of which approximately $185 million was recorded in the fourth quarter of fiscal 2006. Approximately $138 million of the $205 million consisted of compensation expense (primarily share-based compensation) and $67 million was related to investment banking, legal, accounting, and other professional fees.

Related Party Expenses—Related party expenses for fiscal 2006 resulted primarily from the Merger.  Of the $38 million of related party expenses, approximately $23 million and $3 million were transaction fees and management fees, respectively, paid to our Sponsors, while $9 million related to various professional fees paid on behalf of our Sponsors. Such professional fees consisted primarily of legal and consulting services directly related to the Merger.

Interest Expense—Interest expense increased from $22 million in fiscal 2005 to $105 million in fiscal 2006.  We incurred $104 million of interest expense during our fourth quarter of fiscal 2006 related to the debt issued to finance the Merger. The interest expense in fiscal 2005 related to our 9¼% Senior Notes due 2009, which we early retired during fiscal 2005.

Provision for Income Taxes—The effective tax rate was 61.7% in fiscal 2006 and 38.1% in fiscal 2005. The tax rate in fiscal 2006 was unfavorably impacted by certain non-deductible Merger-related expenses.

Cumulative Effect of Accounting Change—In fiscal 2005, we changed our method of accounting for merchandise inventories from a retail inventory method to the weighted average cost method. See the previous section “Accounting Items.” As a result, we recorded a non-cash charge of $7 million, net of income tax, or $0.01 per diluted share, in the first quarter of fiscal 2005 for the cumulative effect of accounting change on fiscal years prior to fiscal 2005.

Liquidity and Capital Resources

Our cash and equivalents decreased $1 million from $30 million at the end of fiscal 2006 to $29 million at the end of fiscal 2007. We require cash principally for day-to-day operations and to finance capital investments, supply initial inventory for new stores, replenish inventory for existing stores, service our outstanding debt, and seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities, and funds available under our Asset-based revolving credit facility will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements, and future growth through the end of fiscal 2008. As of March 31, 2008, our borrowing base under our Asset-based revolving credit facility was $724 million and we had $594 million of remaining availability under that facility.

Cash Flow from Operating Activities

Cash flow provided by operating activities in fiscal 2007 was $268 million compared to $157 million in fiscal 2006. The increase in cash provided by operating activities was largely due to a 4.5% reduction in store-level inventories as we maintained prudent inventory management in a challenging retail environment, which allowed us to keep our increase in total inventory to a minimum, in spite of a 4% increase in store count.  Included in our fiscal 2007 net loss are certain non-cash items, such as the Aaron Brothers goodwill impairment and interest accretion on our subordinated discount notes.

Cash Flow from Investing Activities

Cash flow used in investing activities was attributable to the following capital expenditure activities:

	Fiscal Year
	2007 (1)	2006 (2)	2005 (3)
	(In millions)
New and relocated stores and stores not yet opened	$27	$31	$40
Existing stores	26	49	40
Distribution system expansion	18	25	7
Information systems	26	33	24
Corporate and other	3	5	7
	$100	$143	$118

(1)             In fiscal 2007, we incurred capital expenditures related to the opening of 45 Michaels stores, two Aaron Brothers stores, and the relocation of 11 Michaels stores.

(2)             In fiscal 2006, we incurred capital expenditures related to the opening of 43 Michaels stores, one Aaron Brothers store and the relocation of seven Michaels stores.

(3)             In fiscal 2005, we incurred capital expenditures related to the opening of 46 Michaels, two Aaron Brothers, and three Recollections stores, one Star Decorators Wholesale store and the relocation of 18 Michaels stores.

Capital expenditures in 2007 were lower than 2006 primarily as a result of fiscal 2006 capital expenditures related to strategic initiatives such as a work force management system, an energy management system, and a new merchandise planning system, which did not recur in fiscal 2007.  Also, in fiscal 2007, we remodeled fewer stores than in fiscal 2006.

We currently estimate that our capital expenditures will range from $110 million to $120 million in fiscal 2008.

During fiscal 2004, we purchased interests in a Massachusetts business trust that invests primarily in auction rate securities with auction reset periods of less than twelve months. The purchase price of these interests was approximately $50 million. During fiscal 2005, we liquidated our interest in the business trust for proceeds of $51 million.

Cash Flow from Financing Activities

Subsequent to the Merger, cash flows from financing activities are related primarily to borrowings and repayments under our revolving credit facility and principal payments under our term loan facility.  Prior to the Merger, cash flows from financing activities primarily related to payments of dividends, repurchases of common stock and repayments of debt. See the “Debt” section below concerning further sources and uses of cash related to financing activities.

Debt

Prior to the Merger, our primary sources of short-term liquidity were cash generated by operations and proceeds from stock option exercises.  Subsequent to the Merger, our primary sources of short-term liquidity are cash generated by operations and borrowings under the asset-based revolving credit facility.

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

Notes

On October 31, 2006, we issued (i) $750 million in principal amount of 10% Senior Notes due November 1, 2014; (ii) $400 million in principal amount at maturity of 11 3/8% Senior Subordinated Notes due November 1, 2016; and (iii) $469 million in principal amount of 13% Subordinated Discount Notes due November 1, 2016. Interest on the Senior Notes and the Senior Subordinated Notes is payable semi-annually in arrears on each May 1 and November 1, commencing on May 1, 2007.  No cash interest is payable on the Subordinated Discount Notes prior to November 1, 2011. Beginning on November 1, 2011, cash interest will accrue on the Subordinated Discount Notes and is payable semi-annually in arrears on each May 1 and November 1 (the first cash interest payment is May 1, 2012).  The Senior Notes are guaranteed, jointly and severally, on an unsecured basis, the Senior Subordinated Notes are guaranteed, jointly and severally, on an unsecured senior subordinated basis, and the Subordinated Discount Notes are guaranteed, jointly and severally, on an unsecured subordinated basis, in each case, by each of our subsidiaries.

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

Asset-based revolving credit facility

On October 31, 2006, we executed a senior secured asset-based revolving credit facility with Banc of America Securities LLC and other lenders (“Asset-based revolving credit facility”). The Asset-based revolving credit facility provides senior secured financing of up to $1.0 billion, subject to a borrowing base as described below. As of February 2, 2008, the borrowing base was $704 million, of which we borrowed $97 million.  Borrowing capacity is available for letters of credit and borrowings on same-day notice (“Swingline Loans”).

The borrowing base equals the sum of (i) 90% of eligible credit card receivables and debit card receivables; (ii) between 85% and 90% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit; (iii) a percentage of eligible in-transit inventory, less certain reserves; and, (iv) the sum of an additional 10% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit plus an additional 5% of eligible credit card receivables and debit card receivables (collectively, the “last out tranche”), up to a maximum amount of $100 million.

The Asset-based revolving credit facility provides us with the right to request up to $200 million of additional commitments under this facility.  The lenders under this facility are not under any obligation to provide any such additional commitments, and any increase in commitments is subject to customary conditions precedent.  If we were to request any such additional commitments, and the existing lenders or new lenders were to agree to provide such commitments, the facility size could be increased to up to $1.2 billion, but our ability to borrow under this facility would still be limited by the amount of the borrowing base.

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

If, at any time, the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Asset-based revolving credit facility exceeds the lesser of (i) the commitment amount or (ii) the borrowing base, we will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount.  If the amount available under the Asset-based revolving credit facility is less than $100 million for five consecutive business days, or a payment or bankruptcy event of default has occurred, we will be required to repay outstanding loans and cash collateralize letters of credit with the cash we are required to deposit daily in a collection account maintained with the agent under the Asset-based revolving credit facility. We may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty other than customary breakage costs with respect to LIBOR loans. There is no scheduled amortization under the Asset-based revolving credit facility; the principal amount of the loans outstanding is due and payable in full on October 31, 2011.

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

•                    consolidate or merge; and

•                    create liens.

The covenants limiting dividends and other restricted payments; investments, loans, advances and acquisitions; and prepayments or redemptions of indebtedness, each permit the restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that we must have at least $125 million of pro forma excess availability under the Asset-based revolving credit facility and that we must be in pro forma compliance with the fixed charge coverage ratio described in the next paragraph.

Although the Asset-based revolving credit facility does not require us to comply with any financial ratio maintenance covenants, if we have less than $75 million of excess availability under the Asset-based revolving credit facility at any time, we are not permitted to borrow any additional amounts unless our pro forma consolidated fixed charge coverage ratio (as defined in the Asset-based revolving credit facility) is at least 1.1 to 1.0. The Asset-based revolving credit facility also contains certain customary affirmative covenants and events of default.

Senior secured term loan facility

On October 31, 2006, we executed a $2.4 billion senior secured term loan facility with Deutsche Bank Securities Inc., and other lenders. The full amount was borrowed on October 31, 2006. We are required to make scheduled quarterly payments, each equal to 0.25% of the original principal amount of the term loans, for the first six years and three quarters, with the balance payable on October 31, 2013. Borrowings under the Senior secured term loan facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank and (2) the federal funds effective rate plus  1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. At issuance, the applicable margin was 2.00% with respect to base rate borrowings and 3.00% with respect to LIBOR borrowings, subject to downward adjustment based on the leverage and ratings thresholds set forth in the Senior secured term loan facility. During the fourth quarter of fiscal 2006, we amended the Senior secured term loan facility such that the applicable margin with respect to the LIBOR borrowings was lowered from 3.00% to 2.75%. On May 10, 2007, we amended the Senior secured term loan facility to reduce the applicable margin to 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The amendment also provides that if there is a repricing transaction that reduces the interest rate margins prior to May 10, 2008, then each lender will receive a fee equal to 1.0% of the principal amounts of loans that are repriced. Finally, the amendment eliminated the requirement that we maintain a specified consolidated secured debt ratio.

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

The Senior secured term loan facility contains a number of negative covenants that are substantially similar to, but more restrictive in certain respects than, those governing the Notes as well as certain other customary affirmative and negative covenants and events of default.

9 1/4% Senior Notes due 2009

In fiscal 2001, we issued $200 million in principal amount of 9 1/4% Senior Notes due July 1, 2009, which were unsecured and interest thereon was payable semi-annually on each January 1 and July 1. On July 1, 2005, we redeemed the senior notes at a price of $1,046.25 per $1,000 of principal amount. This early redemption resulted in a pre-tax charge of $12 million in the second quarter of fiscal 2005, which represents a combination of a $9 million call premium and $3 million of unamortized costs associated with the senior notes, which was recorded as interest expense.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

All of our significant contractual obligations are recorded on our Consolidated Balance Sheets or disclosed in our Notes to Consolidated Financial Statements.

We do not typically enter into off-balance sheet arrangements, except for arrangements related to operating lease commitments, service contract commitments, and letters of credit, as disclosed in the table below. Neither do we typically issue guarantees to third parties.

As of February 2, 2008, our contractual obligations were as follows:

	Payments Due By Fiscal Year
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In millions)
Operating lease commitments (1)	$1,745	$319	$561	$392	$473
Capital lease commitments	10	10	—	—	—
Other commitments (2)	111	79	25	6	1
Purchase obligations (3)	41	41	—	—	—
Total debt	3,863	122	49	48	3,644
Interest payments (4)	2,081	308	610	626	537
	$7,851	$879	$1,245	$1,072	$4,655

(1)             Our operating lease commitments generally include non-cancelable leases for property and equipment used in our operations. Excluded from our operating lease commitments are amounts related to insurance, taxes, and common area maintenance associated with property and equipment. Such amounts historically represented approximately $4.08 to $4.56 per selling square foot over the previous three fiscal years at our Michaels stores.

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

(4)             Interest payments associated with long-term debt. Debt associated with our Senior secured term loan facility was approximately $2.3 billion, which contains a variable interest rate. The interest rate payments in the table for the Senior secured term loan facility were based on the indexed interest rate in effect at February 2, 2008. Approximately $1.4 billion of debt was subject to fixed interest rates.

Additional information regarding our long-term debt and commitments and contingencies is provided in Note 7 and Note 11, respectively, of Notes to Consolidated Financial Statements.

Seasonality

Our business is highly seasonal, with higher sales in the third and fourth fiscal quarters. For the last ten fiscal years, our fourth quarter, which includes the Christmas selling season, has accounted for approximately 34.8% of our sales and approximately 51.4% of our operating income.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements.  FAS 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In November 2007, the FASB placed a one year deferral for the implementation of FAS 157 for nonfinancial assets and liabilities; however, FAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements.  We adopted FAS 157 on February 3, 2008, with no impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans, which requires an entity to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  It also requires an entity to measure the funded status of a plan as of the date of its year-end balance sheet.  As we have no publicly traded equity securities (due to the Merger), FAS 158 is effective for us at the end of fiscal 2007, with early adoption permitted.  We adopted FAS 158 at the end of fiscal 2007, with no material impact on our consolidated statement of operations, balance sheet, stockholders’ (deficit) equity, or cash flows statement.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits companies to measure certain financial instruments and other items at fair value (at specified measurement dates) that are not currently required to be measured at fair value. Any unrealized gains or losses applicable to those items measured at fair value shall be reported in earnings. The decision to apply fair value is generally made on an instrument by instrument basis, is irrevocable, and is applied only to an entire instrument. We will adopt FAS 159 in the first quarter of fiscal 2008 and we currently do not expect there to be a material, if any, impact on our consolidated financial statements as a result of this adoption.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R replaces FASB Statement No. 141, Business Combinations. The statement retains the purchase method of accounting used in business combinations but replaces FAS 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction costs and restructuring costs be expensed. In addition, the statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination. FAS 141 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt FAS 141R on February 1, 2009 for acquisitions on or after this date.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We invest cash balances in excess of operating requirements primarily in money market mutual funds and short-term interest-bearing securities, generally with maturities of 90 days or less. Due to the short-term nature of our investments, the fair value of our cash and equivalents at February 2, 2008 approximated carrying value.

We have market risk exposure arising from changes in interest rates on our Senior Credit Facilities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further detail. The interest rates on our Senior Credit Facilities will reprice periodically, which will impact our earnings and cash flow. The interest rates on our Notes issued in connection with the Merger are fixed.  Based on our overall interest rate exposure to variable rate debt outstanding as of February 2, 2008, a 1% increase or decrease in interest rates would increase or decrease pre-tax earnings by $24 million. A 1% increase in interest rates would decrease the fair value of our long-term fixed rate debt by approximately $54 million. A 1% decrease in interest rates would increase the fair value of our long-term fixed rate debt by approximately $57 million.  A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

ITEM 8.  Consolidated Financial Statements and Supplementary Data.

The Consolidated Financial Statements and Supplementary Data are included as an annex  to this Annual Report on Form 10-K. See the Index to Consolidated Financial Statements and Supplementary Data on page F-1.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A.  Controls and Procedures.

Included in this Annual Report on Form 10-K are certifications of our Chief Executive Officer and our President and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934.  This section includes information concerning the controls and controls evaluation referred to in the certifications.  Page F-3 of this Report includes the attestation report of Ernst & Young LLP, our independent registered public accounting firm, regarding its audit of the effectiveness of our internal control over financial reporting.  This section should be read in conjunction with the Ernst & Young attestation for a complete understanding of this section.

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated by the SEC under the Securities Exchange Act of 1934).  An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.  We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Change in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the SEC under the Securities Exchange Act of 1934) during our most recently completed fiscal quarter, the fourth quarter of fiscal 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of February 2, 2008.  Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework.  Management’s assessment included the evaluation of such elements as the design and operating effectiveness of financial reporting controls, process documentation, accounting policies, and the overall control environment.  This assessment is supported by testing and monitoring performed by both our Internal Audit and Internal Control organizations.

Based on our assessment, management believes that we maintained effective internal control over financial reporting as of February 2, 2008, the end of the fiscal year. The independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on the effectiveness of our internal control over financial reporting. The Ernst & Young LLP report is included on Page F-3 of this Annual Report on Form 10-K.

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

Set forth below is information concerning each of our directors, including their ages as of March 31, 2008, present principal occupations, other business experiences during the last five years, membership on committees of the Board and public company directorships and certain other directorships.  Each of the directors listed below has served on our Board since October 31, 2006.

			Committee
Name	Age	Position	Membership
Josh Bekenstein	49	Director	—
Michael S. Chae	39	Director	Compensation Committee
Todd Cook	36	Director	Audit Committee
Matthew Kabaker	31	Director	Audit Committee
Lewis Klessel	40	Director	Audit Committee
Matthew S. Levin	42	Director	Compensation Committee
David McVeigh	40	Director	Audit Committee
James A. Quella	58	Director	—

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

Mr. Chae is a senior managing director at The Blackstone Group in the private equity group.  Prior to becoming a senior managing director in January 2005, Mr. Chae was a principal of Blackstone from 2000 to 2004.  Mr. Chae graduated magna cum laude from Harvard College, and received an M.Phil from Cambridge University and a J.D. from Yale Law School.  He serves as a director of Hilton Hotels Corp., Universal Orlando, and Nielsen Co.

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

Mr. Klessel is an operating partner at Bain Capital Partners.  Prior to joining Bain Capital Partners, Mr. Klessel held a variety of operating and strategy leadership positions from 1997 to 2005 at The Home Depot, Inc., most recently as President of Maintenance Warehouse, a wholly-owned subsidiary that distributed maintenance products to facility management customers in the multi-housing, lodging, health-care and commercial sectors.  Mr. Klessel received an M.B.A. from Harvard Business School where he was a Baker Scholar, and a B.S. from the Wharton School at the University of Pennsylvania.

Mr. Levin is a managing director at Bain Capital Partners.  Prior to joining Bain Capital Partners in 2000, Mr. Levin was a consultant at Bain & Company where he consulted in the consumer products and manufacturing industries.  Mr. Levin received an M.B.A. from Harvard Business School where he was a Baker Scholar.  He received a B.S. from the University of California at Berkeley.  Mr. Levin serves as a board member of several corporations, including Bombardier Recreational Products Inc., Dollarama Capital Corporation, Guitar Center, Inc., Toys “R” Us, Inc. and Unisource Worldwide, Inc.

Mr. McVeigh is an executive director at Blackstone in the private equity group.  Mr. McVeigh recently joined Blackstone from McKinsey & Company, where he spent 12 years and was a partner.  At McKinsey, Mr. McVeigh was one of the leaders of the North American Chemicals practice and the Northeast Energy and Materials practice.  Mr. McVeigh received a B.S. in Chemical Engineering from Lafayette College, an M.S. in Chemical Engineering from Stanford University, and an M.B.A. from Columbia University.  Mr. McVeigh serves as a director of Biomet, Inc.

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

Executive Officers

Our current executive officers, their ages as of March 31, 2008, and their business experience during at least the past five years are set forth below.

Name	Age	Position
Brian C. Cornell	48	Chief Executive Officer
Jeffrey N. Boyer	49	President and Chief Financial Officer
Thomas M. Bazzone	41	Executive Vice President—Specialty Businesses
Nicholas E. Crombie	57	Executive Vice President—Store Operations
Thomas C. DeCaro	53	Executive Vice President—Supply Chain
Harvey S. Kanter	46	Executive Vice President—Managing Director

Mr. Cornell was named Chief Executive Officer in June 2007. Prior to joining Michaels, he served as Executive Vice President and Chief Marketing Officer of Safeway, Inc. since April 2004.  Prior to joining Safeway, Mr. Cornell served as President of Pepsi-Cola North America’s (“PCNA”) Food Services Division and Senior Vice President of Sales for PCNA, a role he assumed in March 2003.  Prior to joining PCNA, Mr. Cornell was Regional President of PepsiCo Beverages International’s European business and President of Tropicana Products International based in Belgium.  Mr. Cornell joined PepsiCo, Inc. when it acquired Tropicana from Seagram Company in 1998.  Mr. Cornell serves on the Board of Directors of Home Depot, Inc.

Mr. Boyer was promoted to President and Chief Financial Officer in March 2006. Prior to his promotion, he served as Executive Vice President—Chief Financial Officer since January 2003. Prior to joining us, Mr. Boyer was Executive Vice President and Chief Financial Officer of Kmart Corporation from May 2001 until November 2001. Prior to joining Kmart, he held various positions with Sears, Roebuck and Co., where he served as Senior Vice President and Chief Financial Officer from October 1999 to May 2001, Corporate Controller from June 1998 to October 1999, and Vice President, Finance—Full Line Stores from June 1996 to June 1998. Prior experience includes Vice President of Business Development at The Pillsbury Company from 1995 to 1996 and over six years with Kraft Foods in various senior financial positions.  Mr. Boyer serves on the Board of Directors of Fossil, Inc.

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

Mr. Crombie was promoted to Executive Vice President—Store Operations in May 2007.  Prior to his promotion, he served as Zone Vice President of Stores for Michaels Stores, Inc. since January 7, 2002.    Prior to joining the Company, Mr. Crombie was  Area Vice President, Mid-South for CVS from February 1999 to October 2002.  From January 1996 until February 1999, he was employed by Caldor, Inc. with store operations responsibilities, including Regional Vice President.  From November 1988 to January 1996, he was Director of Sales and Marketing and General Merchandising Manager for Major Appliances at Lechmere, Inc.

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

Mr. Kanter was promoted to Executive Vice President—Chief Merchant in March 2006 and, in recognition of the Company’s new category management merchandise focus, his title was changed to Executive Vice President—Managing Director in March 2008. Prior to his promotion, he served as President of Aaron Brothers, a subsidiary of Michaels, since April 2003. From 1995 until joining us, Mr. Kanter held various positions with Eddie Bauer, Inc. From 2002 until 2003, he was Managing Director of the Home and Non-Apparel divisions and from 1995 until 2002, he was Managing Director of the Home division. As a Managing Director, Mr. Kanter was responsible for retail, catalog and Internet merchandising, sourcing, planning, allocation, and design and visual presentation. In March 2003, Spiegel, Inc. and certain of its principal operating subsidiaries, including Eddie Bauer, Inc., filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

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

Currently, and as a result of the Merger, the Company’s Common Stock is held by a small number of stockholders, including Bain and Blackstone (and other private equity funds) and certain members of our senior management.  In addition, Bain and Blackstone have agreed that they will each have the right to proportional representation on our Board, which has resulted in half of our Board being associated with Bain, with the remaining half being associated with Blackstone.  As the Company is now privately held and the members of our Board are selected by our Sponsors, the Board does not maintain policies and procedures by which Michaels’ stockholders may submit director candidates to the Board or the stockholders for consideration.

Compensation Committee

Please see “Item 11. Executive Compensation — Compensation Discussion and Analysis” for a description of the roles and responsibilities of our Compensation Committee.

Audit Committee

Our Board of Directors has a separately designated audit committee, and our Board has determined that each member of the Audit Committee is financially literate and has sufficient business and financial expertise to effectively perform his duties as a member of the Audit Committee. As the Company is now privately held and controlled by our Sponsors, our Board has determined that it is not necessary to designate one or more of our Audit Committee members as an “audit committee financial expert” at this time.  None of our Audit Committee members is an independent director due to their affiliations with the Sponsors. The members of the Audit Committee are as follows:

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC.  Such persons are required by regulation of the SEC to furnish us with copies of all Section 16(a) forms they file.  Although we had no outstanding shares of such equity securities during our fiscal 2007, certain of our officers and directors and owners of more than 10% of our current equity may be technically deemed to have had filing obligations under Section 16 for part of fiscal 2007.  Based solely on our review of the copies of such forms or written representations from certain reporting persons received by us with respect to fiscal 2007, we believe that our officers and directors and persons who own more than 10% of our equity securities have complied with all applicable filing requirements.

ITEM 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

The following Compensation Discussion and Analysis relates to compensation paid to our executive officers named in the Summary Compensation Table for fiscal 2007.  It is important to note, however, that on June 30, 2006, we entered into the Merger with affiliates of Bain Capital Partners LLC and The Blackstone Group and, on October 31, 2006, the transaction was completed and our shares of Common Stock ceased to be listed on the New York Stock Exchange.  Upon completion of the Merger, our incumbent Board members, including the members of the Compensation Committee, resigned, and new members of the Board were elected.  Thereafter, our Board appointed a new Compensation Committee, comprised of Michael S. Chae and Matthew S. Levin, each of whom is affiliated with our current stockholders and, therefore, is not deemed an independent director.  While the Company operated its full fiscal 2007 on a post-Merger basis, the new ownership structure that was put in place in late fiscal 2006 resulted in a number of events occurring during fiscal 2007 that impacted management and compensation decisions.  This included the hiring of a new Chief Executive Officer, the departure of the Company’s President and Chief Operating Officer, and the adoption of a new equity compensation plan.  Each of these events is more fully discussed below.

Compensation Program

Generally, our compensation program has continued the overall approach of our pre-Merger compensation program, modified as appropriate to reflect that we are now a privately-owned company with public debt.  The principal guiding objectives of our executive officer compensation program are:

•                  attracting and retaining highly qualified individuals who make contributions that result in Michaels meeting its financial and strategic goals;

•                  motivating employees to exceptional levels of operating and financial performance; and

•                  aligning employee interests with the long-term goals of our stockholders.

Currently, the total compensation for our executive officers consists of three components:  base salary, annual cash incentive bonuses and long-term equity-based incentive compensation awards.  The philosophy and the strategy of the cash incentive compensation program for our executive officers are to provide higher annual cash incentive compensation for exceptional corporate and financial performance.  While the Compensation Committee takes into account tax and accounting considerations in structuring the components of our compensation program, these considerations are secondary to the primary objectives of the compensation program described above.

Compensation Strategy

The Compensation Committee approves and recommends to the Board the compensation for all executive officers.  The Board is ultimately responsible for determining the compensation of our executive officers, although under our certificate of incorporation equity-based awards must also be approved by a majority of our stockholders.  Both the Compensation Committee and the Board receive recommendations with respect to decisions regarding the executive officers, other than the Chief Executive Officer, by senior management, principally the Chief Executive Officer and the Senior Vice President — Human Resources.  In determining compensation levels for the executive officers, the Compensation Committee considers the scope of an individual’s responsibilities, an individual’s performance and prior experience, the performance of the Company and the attainment of planned financial and strategic initiatives.  These factors are evaluated by the Compensation Committee and the Board with no particular weight given to any one factor.  The Compensation Committee considers overall past compensation and incentives in determining the compensation of executive officers and seeks to assure that the executives have appropriate incentives to achieve high levels of corporate performance.  The Compensation Committee, through its members’ involvement in numerous other portfolio companies, has access to compensation-related information to assist the Committee with respect to the Company’s overall compensation program for employees generally, as well as compensation for executive officers.  Recommendations to the Board by the Compensation Committee are therefore predominantly based on the experience of the members of the Compensation Committee.

Named Executive Officers

This Compensation Discussion and Analysis and the executive compensation discussion and tables that immediately follow describe the process, strategy and elements of the Company’s compensation plan as applied to its executive officers.  Those individuals include Brian C. Cornell, Chief Executive Officer, Jeffrey N. Boyer, President and Chief Financial Officer, Thomas M. Bazzone, Executive Vice President — Specialty Businesses, Thomas C. DeCaro, Executive Vice President — Supply Chain, Harvey S. Kanter, Executive Vice President — Managing Director and Gregory A. Sandfort, who served as President and Chief Operating Officer for part of the year.  These officers are referred to as our “Named Executive Officers.”

Compensation Elements

Base Salaries

Base salaries for our executive officers are established based on the scope of their responsibilities, individual performance and prior experience, Michaels’ operating and financial performance and the attainment of planned financial and strategic initiatives, taking into account the knowledge of the members of the Compensation Committee regarding competitive market compensation paid by companies for similar positions.  The Compensation Committee sets base salaries at a level designed to attract and retain highly qualified individuals who make contributions that result in Michaels meeting its operating and financial goals.  Base salaries are reviewed and adjusted annually as deemed appropriate by the Compensation Committee.  The Compensation Committee has discretion to adjust base salary during the fiscal year and exercised that discretion in fiscal 2007, as described below.

As previously disclosed, the Board, upon the Compensation Committee’s recommendation, chose to increase the base salaries of certain executive officers following the Merger transaction and prior to the beginning of fiscal 2007. Accordingly, the Board approved increases to annual base salaries as of December 31, 2006 for the Named Executive Officers listed below and these levels were not revised for the balance of fiscal 2007.

Name	New Base Salary
Jeffrey N. Boyer (1)	$625,000
Gregory A. Sandfort (2)	625,000

(1)  Mr. Boyer served as President and Chief Financial Officer for fiscal 2007, and announced his intentions to leave the Company effective April 4, 2008.

(2)  Mr. Sandfort served as President and Chief Operating Officer until July 27, 2007, when he separated from the Company.

Further, in March 2007, the Compensation Committee reviewed recommendations regarding 2007 annual base salary rates for the balance of the executive officer group based on the criteria set forth above.  Pursuant to this review, the Compensation Committee determined that such salaries were generally appropriate for the position and responsibilities assigned to each executive officer.  As such, the base salary increases below the level of President were adjusted within normal company merit guidelines, and with a nominal additional adjustment to Mr. Kanter for internal equity purposes.  Merit guidelines are determined by reviewing and participating in benchmark surveys, as well as giving consideration to the Company’s overall budget for employee compensation.  Based upon this information, the Company has utilized a 3.5% to 4% annual merit rate for the past several years.  The resulting adjustments are reflected below.

Name	2006 Base Salary	2007 Base Salary
Thomas M. Bazzone	$350,000	$361,550
Thomas C. DeCaro	325,000	335,075
Harvey S. Kanter	350,000	370,050

On June 4, 2007, Mr. Brian C. Cornell was named Chief Executive Officer of the Company.  Pursuant to his negotiated employment agreement, Mr. Cornell’s base salary was set at $1,000,000, subject to increase from time to time by the Board of Directors, in its sole discretion.  In setting Mr. Cornell’s base salary, the Committee considered Mr. Cornell’s compensation at his prior employer and the level of compensation needed to recruit Mr. Cornell to the Company.  In the opinion of the members of the Compensation Committee, based on their experience with other companies, including other portfolio companies, this salary level represented a competitive market level for the position.

Annual Bonuses

In March 2007, the Compensation Committee recommended and the Board approved fiscal year 2007 annual bonus plans for the Named Executive Officers to provide financial incentives to those and other members of management who were in positions to make important contributions to Michaels’ success.  The structure of the bonus plan and the specific objectives relating to bonus payments were proposed by the Company’s co-Presidents and Senior Vice President — Human Resources and were reviewed and adjusted by the Compensation Committee.  The bonus plan tied 75% of the available bonus to Michaels’ attainment of certain financial, operational and strategic objectives, which were assigned various weights based on each individual’s position, and 25% of the available bonus to the individual’s job performance.  The financial objective for all Named Executive Officers included, and for our then co-Presidents consisted primarily of, consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), less an inventory charge.  In addition, for Mr. Bazzone, our Executive Vice President — Specialty Businesses, the objectives included business unit EBITDA  and specialty business comparable store sales; for Mr. DeCaro, our Executive Vice President — Supply Chain, the objectives included buyer contributions to earnings, as adjusted for inventory efficiencies, and supply chain network expense ratio; and for Mr. Kanter, our Executive Vice-President — Chief Merchant, the objectives included buyer contribution to earnings, as adjusted for inventory efficiencies, and merchandising comparable sales.  Each participating Named Executive Officer was entitled to a bonus equal to a certain percentage of that executive officer’s base salary.  The Compensation Committee set threshold, target and maximum performance levels for each position.  If the minimum threshold level was not achieved, no annual bonuses would be paid based on Company performance.  For our then co-Presidents, these percentages ranged from 24.5% to 140% (with a target of 70%) of base salary, and for the other participating named executive officers, these percentages ranged from 17.5% to 100% (with a target of 50%) of base salary.  In furtherance of the compensation program objectives described above, the target bonuses and maximum bonus opportunities for participating executive officers generally represented greater percentages of salary for exceptional financial and operational performance than in the past.  The final award depended on the actual level of performance achieved; however, the Compensation Committee retained discretion to make adjustments.  The target levels of performance for the bonus goals were set at levels that the Compensation Committee and the Board believed to be reasonably achievable in view of Michaels’ historical annual performance.  Additional specific information regarding the targets and objectives is set forth below in the discussion of fiscal 2007 results.

Pursuant to Mr. Cornell’s negotiated employment agreement and his fiscal 2007 bonus plan, Mr. Cornell’s target annual bonus opportunity, subject to the achievement of certain performance targets, was set at 100% of base salary, with a threshold at 35% and a maximum bonus potential at 200% of base salary.   Pursuant to the bonus plan, Mr. Cornell’s annual bonus would be based 75% on corporate adjusted EBITDA and 25% on individual performance.  The actual amount of bonus, if any, was to be determined by the Board of Directors in its sole discretion.  Pursuant to the agreement, Mr. Cornell’s bonus for fiscal 2007 was to be prorated to the commencement of his employment.

The target percentages set for fiscal 2007 and the threshold, target and maximum payments for each of the Named Executive Officers for fiscal 2007 were as follows:

	Brian C. Cornell	Jeffrey N. Boyer	Thomas M. Bazzone	Thomas C. DeCaro	Harvey S. Kanter	Gregory A. Sandfort
Percentage of Base Salary
Target	100%	70%	50%	50%	50%	70%
Threshold	35%	24.5%	17.5%	17.5%	17.5%	24.5%
Maximum	200%	140%	100%	100%	100%	140%

Financial Weightings
Overall Company Results	75%	75%	25%	50%	50%	25%
Division/Dept. Results	—	—	50%	25%	25%	50%
Individual Performance	25%	25%	25%	25%	25%	25%

Individual performance accounts for up to 25% of target bonus for each of the Named Executive Officers.  Each officer is evaluated annually based upon competencies and pre-established individual objectives.  Performance against these measures is determined by the Compensation Committee on a scaled rating of Exceeds Expectations, Solid Performance or Mixed Performance.  No specified weighting is given to each measure and considerable discretion resides with the Compensation Committee in its evaluation of personal performances.

In April 2008, the Compensation Committee and the Board of Directors approved the fiscal 2007 annual bonus payments to the Named Executive Officers.  As described previously, the financial objective of Company performance that was applicable to all the named executive officers was EBITDA, less an inventory charge.  For fiscal 2007, the EBITDA-adjusted goal for target-level bonuses was $499.3 million.  For the fiscal year, the Company did not achieve its targeted EBITDA goal, but did exceed the threshold set by the Compensation Committee and approved by the Board at the beginning of the year, which represented approximately 94% of target.  As a result, bonuses slightly above threshold were earned for this Company performance element of the plan.

Mr. Bazzone had additional objectives based on EBITDA-adjusted earnings and comparable store sales at the specialty businesses level, with these objectives weighted at 40% and 10% of target bonus, respectively.  Neither the EBITDA-adjusted earnings goal nor the comparable store sales goals were achieved at threshold levels so no bonus dollars were earned based on those measures.

Mr. DeCaro had additional objectives based on supply chain network expense ratio percentage and buyer contribution to earnings, with these objectives weighted at 15% and 10% of target bonus respectively.  With respect to supply chain network expenses, Mr. DeCaro exceeded target performance and earned the full 15% of bonus associated with this measure.  Buyer contribution dollars did not meet the target but did exceed threshold and, as a result, approximately 2% of target bonus associated with this measure was earned.

Mr. Kanter had additional objectives based on buyer contribution to earnings and merchandising comparable store sales, with these objectives weighted at 15% and 10% of target bonus respectively.  As reflected above, the objective regarding buyer contribution dollars slightly exceeded threshold resulting in approximately 2.4% of target bonus being earned by Mr. Kanter on this measure.  With respect to Mr. Kanter’s objective regarding merchandising comparable store sales, the actual results did not meet the threshold, so no bonus was earned based on this measure.

The Compensation Committee also evaluated the individual performance of each of the Named Executive Officers for purposes of determining bonuses based on individual performance.

Actual amounts paid to the Named Executive Officers for fiscal 2007 are listed in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”

In addition to the sums set forth above, the Named Executive Officers other than Mr. Cornell were eligible to receive certain change in control retention payments or bonuses during fiscal 2007.  These amounts are set forth in the Summary Compensation Table under the heading “All Other Income” and are more fully discussed in the section entitled “Employment and Change in Control Severance Agreements.”

Long-Term Equity-Based Compensation

On February 15, 2007, our Board and stockholders approved the Michaels Stores, Inc. 2006 Equity Incentive Plan, as well as certain specific grants under the plan to key employees.  In addition, the stockholders granted the Board authority to make plan grants to other eligible participants in the future.  The plan has been established to advance the interests of Michaels and its affiliates by providing for the grant of equity-based awards to eligible participants (key employees and directors of, and consultants and advisors to, Michaels or its affiliates).  Awards under the plan are intended to align the long-term incentives of our executives and stockholders.

The Named Executive Officers listed below received stock option grants on February 16, 2007.  Each option is divided into six tranches with different exercise prices.  The lowest exercise price is $15.00 per share, which was determined by the Board to be the fair market value per share of our Common Stock on the date of grant.  Each tranche vests 20% on each of the first through fifth anniversaries of the grant date and all unvested options vest immediately upon a change of control, as defined in the Amended and Restated Stockholders Agreement dated February 16, 2007 among Michaels and its stockholders.  The amounts of awards were based on each Named Executive Officer’s position at Michaels and the total target compensation packages deemed appropriate for such positions.  The Compensation Committee and the Board felt theses awards were reasonable and consistent with the nature of the individuals’ responsibilities and satisfied the goals of competitive compensation and the retention of key executive officers.  The tranche structure of the option awards, with increasing exercise prices in each tranche, is designed to incentivize long-term performance by tying the value of the options to long-term increases in the value of our Common Stock.

	Number of Shares of Common Stock Underlying Stock Option
Name	Total Shares	Tranche 1 (Exercise Price $15.00 Per Share)	Tranche 2 (Exercise Price $22.50 Per Share)	Tranche 3 (Exercise Price $30.00 Per Share)	Tranche 4 (Exercise Price $37.50 Per Share)	Tranche 5 (Exercise Price $45.00 Per Share)	Tranche 6 (Exercise Price $52.50 Per Share)
Jeffrey N. Boyer	1,532,904	510,968	510,968	127,742	127,742	127,742	127,742
Thomas M. Bazzone	454,192	151,398	151,398	37,849	37,849	37,849	37,849
Thomas C. DeCaro	454,192	151,398	151,398	37,849	37,849	37,849	37,849
Harvey S. Kanter	454,192	151,398	151,398	37,849	37,849	37,849	37,849
Gregory A. Sandfort (1)	1,532,904	510,968	510,968	127,742	127,742	127,742	127,742

(1) Mr. Sandfort separated from the Company on July 27, 2007, and all options previously granted to him were cancelled.

On June 4, 2007, Mr. Cornell was granted both a restricted stock award and a grant of stock options pursuant to the 2006 Equity Incentive Plan.  The restricted stock award covers 133,333 shares of stock which vests as to 66,667 shares on June 4, 2008 and 66,666 shares on June 4, 2009.  Mr. Cornell’s stock option grant covers 2,270,966 shares with exercise prices beginning at $15.00 per share, which was determined by the Board to be the fair market value per share of our common stock on the date of grant.  The table set forth below shows the stock option grant by tranche and exercise price.  Each tranche vests at the rate of 20% on each of the first through fifth anniversaries of February 16, 2007 and all unvested options vest immediately upon a change in control.  In the judgment of the Compensation Committee and the Board, these equity awards were appropriate for Mr. Cornell’s position and were instrumental to the Company’s successful recruiting of Mr. Cornell as Chief Executive Officer.

	Number of Shares of Common Stock Underlying Stock Option
Name	Total Shares	Tranche 1 (Exercise Price $15.00 Per Share)	Tranche 2 (Exercise Price $22.50 Per Share)	Tranche 3 (Exercise Price $30.00 Per Share)	Tranche 4 (Exercise Price $37.50 Per Share)	Tranche 5 (Exercise Price $45.00 Per Share)	Tranche 6 (Exercise Price $52.50 Per Share)
Brian C. Cornell	2,270,966	756,989	756,989	189,247	189,247	189,247	189,247

Other Benefits and Perquisites

Our Named Executive Officers also receive certain other benefits and perquisites.  These benefits include annual matching contributions to executive officers’ 401(k) and variable universal life plan accounts, the payment of life insurance premiums, Company-paid medical benefits and, in some cases, reimbursement for income taxes on taxable benefits.  The perquisites for our Chief Executive Officer and each of our co-Presidents (in Mr. Sandfort’s case prior to his resignation) also include the personal use of Company-owned or leased automobiles.  The Compensation Committee and the Board believe perquisites are reasonable and consistent with the nature of the individual’s responsibilities, provide a competitive level of total compensation to our executives and serve as an important element in retaining those individuals.  The cost to Michaels of these benefits to the named executive officers is set forth in the Summary Compensation Table under the column “All Other Compensation” and detail about each element is set forth in the footnote table following the Summary Compensation Table.

Employment and Change in Control Severance Agreements

Mr. Cornell has an employment agreement with Michaels that was entered at the time of his appointment which includes certain severance benefits in the event of termination for cause or by Mr. Cornell for good reason, as such terms are defined in the agreement.  The specific terms of Mr. Cornell’s employment agreement are discussed following the Summary Compensation Table and also in the section entitled “Executive and Director Compensation — Potential Payments Upon Termination or Change in Control.”

On April 26, 2006, to encourage the Named Executive Officers to remain with Michaels during the strategic alternatives process that led to the completion of the Merger on October 31, 2006, the Board approved change in control severance agreements with Messrs. Boyer, DeCaro, Bazzone, Kanter and Sandfort.  A change in control bonus plan was also adopted, and both the agreements and the bonus plan contained retention bonus features to reward employees for remaining with the Company following a change in control event or compensate them if terminated following the event.  Specifically, the change in control agreements included a retention bonus feature providing for the payment of guaranteed minimum bonuses not less than the amount paid for fiscal 2005 for two years following a change in control.  In accordance with these agreements, because the bonuses paid to Mr. Bazzone and Mr. Kanter under the fiscal 2007 bonus program were less than the bonuses they received in fiscal 2005, they were paid change in control retention bonuses for fiscal 2007, which are included in the Summary Compensation Table under the heading “All Other Income.”  The change in control bonus plan provided for an additional payment in a specified amount ($125,000 for each of the covered named executive officers) provided the officer or employee was continually employed by the Company for one year following the change in control event or was terminated without cause prior to such one year anniversary.  As a result, Messrs. Boyer, DeCaro, Bazzone, Kanter were each paid the sum of $125,000 on October 31, 2007, and Mr. Sandfort was paid $125,000 on his separation date, and these amounts are included in the Summary Compensation Table under the heading “All Other Income.”  A more detailed description of these agreements may be found in the section entitled “Executive and Director Compensation — Potential Payments Upon a Change in Control.”

Mr. Sandfort was separated from the Company on July 27, 2007, and his change in control benefits were triggered.  Pursuant to his agreement, Mr. Sandfort was paid: (i) three times the sum of his annual base salary plus the greater of his average annual bonus or target bonus; (ii) his prorated target annual bonus for fiscal 2007; (iii) three years of continued welfare benefits and fringe benefits for Mr. Sandfort and his spouse, subject to certain limitations and restrictions; (iv) a credit representing three years of participation in the Company’s savings and retirement plans; and (v) outplacement counseling not to exceed $50,000.  Mr. Sandfort executed a Separation Agreement and Release, which included, in addition to a release of all claims against the Company, a forfeiture of all outstanding stock options and a confidentiality, non-solicitation and non-interference agreement.  Additionally, the Company and Mr. Sandfort entered into a letter agreement dated July 27, 2007 whereby Mr. Sandfort agreed to provide consulting services to the Company as an independent contractor and agreed to a non-competition agreement for a period of twelve months following the agreement.  As consideration for this agreement, the Company agreed to pay Mr. Sandfort $1,403,464.40 within 10 days of the agreement and to transfer ownership of a vehicle and certain computer and telecommunication equipment to Mr. Sandfort.  The actual amounts paid to Mr. Sandfort are set forth in the section entitled “Executive and Director Compensation — Potential Payments Upon a Change in Control,” and are reflected in the Summary Compensation Table under the heading “All Other Compensation.”

IRS Limits on Deductibility

Following the Merger, the equity securities of Michaels are no longer publicly traded; accordingly, Section 162(m) of the Internal Revenue Code no longer applies to Michaels.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

Michael S. Chae
Matthew S. Levin

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table summarizes the compensation for the fiscal years indicated paid to or earned by the following persons who were previously defined as Named Executive Officers:  Brian C. Cornell (who, beginning June 4, 2007, served as principal executive officer), Jeffrey N. Boyer (who served as co-principal executive officer until June 4, 2007 and served as principal financial officer for fiscal 2007), Gregory A. Sandfort (who served as co-principal executive officer during a portion of the year), Thomas M. Bazzone, Thomas C. DeCaro, and Harvey S. Kanter (the three other most highly compensated individuals who were serving as executive officers at the end of fiscal 2007).

		Salary	Bonus		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Name and Principal Position	Year	($)	($)		($) (1)	($) (1)	($) (2)	($) (3)	($)
Brian C. Cornell,	2007	607,692	2,500,000	(5)	749,998	1,150,098	538,533	92,341	5,638,662
Chief Executive Officer(4)

Jeffrey N. Boyer,	2007	625,000	—		—	1,024,207	244,063	205,968	2,099,238
President and Chief	2006	499,039	—		—	329,288	480,208	709,889	2,018,424
Financial Officer

Thomas M. Bazzone,	2007	361,550	—		—	303,469	63,741	213,278	942,038
Executive Vice President	2006	339,346	35,292		—	422,578	157,198	952,210	1,906,624
— Specialty Businesses

Thomas C. DeCaro,	2007	335,075	—		—	303,469	131,852	187,266	957,662
Executive Vice President	2006	275,731	—		—	256,295	151,250	452,220	1,135,496
— Supply Chain

Harvey S. Kanter,	2007	370,052	—		—	303,469	93,031	215,828	982,380
Executive Vice President	2006	330,529	—		—	317,108	188,573	534,492	1,370,702
— Managing Director

Gregory A. Sandfort,	2007	348,558	—		—	—	—	6,863,495	7,212,053
Former President and Chief	2006	384,615	—		—	393,400	472,083	1,054,549	2,304,647
Operating Officer (6)

(1)          Amounts set forth in the Stock Awards and Option Awards columns represent the aggregate amount recognized for financial statement reporting purposes with respect to the Named Executive Officers for the fiscal year indicated, disregarding the estimate of forfeitures related to service-based vesting conditions, but otherwise computed in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No 123(R), “Share-Based Payment” (“SFAS 123(R)”), based on the assumptions set forth in Note 9 to the Company’s consolidated financial statements contained in this Annual Report on Form 10-K.

(2)          The amounts in this column for fiscal 2007 reflect the cash awards to the Named Executive Officers under the Fiscal Year 2007 Bonus Plan, which are discussed in further detail in the preceding section “Compensation Discussion and Analysis —Compensation Elements — Annual Bonuses.”

(3)          The table below reflects the fiscal 2007 components of this column.

	Brian C. Cornell	Jeffrey N. Boyer	Thomas M. Bazzone	Thomas C. DeCaro	Harvey S. Kanter	Gregory A. Sandfort
Medical Benefits ($)	28,753	17,655	39,450	41,916	44,640	39,450
Insurance Premiums ($)	2,090	2,834	1,960	3,654	2,344	3,374
Company Contributions to 401(k) and Group Universal Life Plan ($)	—	23,276	—	16,088	17,290	20,981
Personal Use - Airpass ($)	5,114	—	—	—	—	—
Change in Control and Severance Payments ($) (a)	—	125,000	171,260	125,000	145,969	6,782,836	(b)
Tax Reimbursement ($) (c)	19,402	3,452	162	162	1,976	1,663
Relocation ($)	19,343	—	—	—	—	—
Auto ($)	5,745	27,569	—	—	—	12,292
Legal Expenses ($)	11,894	5,736	—	—	3,163	899
Other ($) (d)	—	446	446	446	446	2,000
Total Other	92,341	205,968	213,278	187,266	215,828	6,863,495

(a)          The amounts in this row reflect the dollar amounts received by the Named Executive Officers pursuant to Change in Control Agreements entered into in April 2006 and the Change in Control Bonus Plan approved by the Board in April 2006, which were triggered by the Merger.  Such agreements included a retention bonus feature providing for the payment of guaranteed minimum bonuses not less than the amount paid for fiscal 2005 for two years following a change in control.  Pursuant to these agreements, Mr. Bazzone was paid $46,260 and Mr. Kanter was paid $20,969 because fiscal 2007 bonus payments were less than the fiscal 2005 payments.  The Change in Control Bonus Plan provided for a retention payment to be made to executive officers covered by the plan who were employed by the Company on the one-year anniversary of the change in control or were terminated prior thereto without cause. Pursuant to the plan, each covered Named Executive Officer was paid $125,000.

(b)         In connection with Mr. Sandfort’s separation, he received (A) change in control cash payments totaling $3,521,062, including his prorated 2007 target bonus of $208,562; (B) an additional severance cash payment of $1,000,000; (C) a company-owned vehicle valued at $93,214; (D) continuation of health and welfare benefits of $66,633: (E) a payment for life insurance premiums of $6,858; (F) a payment of $105,632 representing contributions to retirement plans calculated as 3% of the change in control cash payments; and (G) tax reimbursements totaling $1,989,437.

(c)          Reimbursement of income taxes is related to relocation, legal expenses, executive gifts, long-term disability insurance premiums and Company matching contributions under the Group Universal Life Plan.  Mr. Sandfort’s tax reimbursement related to his change in control and severance is included under “Change in Control and Severance Payments,” as specified in note (b) above.

(d)         The amounts in this column reflect for each of Messrs. Boyer, Sandfort, Bazzone, DeCaro and Kanter the cost attributable to executive gifts, and for miscellaneous gifts by Mr. Sandfort paid for by the Company.

(4)          Mr. Cornell became our Chief Executive Officer on June 4, 2007, and his compensation reflects a partial fiscal year.

(5)          Represents signing bonus provided to Mr. Cornell pursuant to his employment agreement.

(6)          Mr. Sandfort served as President and Chief Operating Officer until July 27, 2007, when he separated from the Company.

Grants of Plan-Based Awards for Fiscal 2007

The following table sets forth the plan-based awards granted to Named Executive Officers pursuant to Company plans during fiscal 2007.

Grants of Plan-Based Awards (1)

						All Other
					All Other	Option		Grant
					Stock	Awards:	Exercise	Date Fair
	Estimated Future Payouts Under				Awards:	Number of	or Base	Value of
	Non-Equity Incentive Plan				Number	Securities	Price of	Stock and
	Awards (2)				Shares of	Underlying	Option	Option
	Grant	Threshold	Target	Maximum	Stock	Options	Awards	Awards
Name and Principal Position	Date	($)	($)	($)	(#)	(#)	($/Sh)(3)	($)(4)
Brian C. Cornell
Chief Executive Officer (5)	N/A	233,333	666,666	1,333,333
	6/4/2007				133,333			1,999,995
	6/4/2007					756,989	15.00	4,302,044
	6/4/2007					756,989	22.50	2,604,042
	6/4/2007					189,247	30.00	474,253
	6/4/2007					189,247	37.50	390,227
	6/4/2007					189,247	45.00	347,647
	6/4/2007					189,247	52.50	307,148

Jeffrey N. Boyer,
President and Chief Financial Officer (6)	N/A	153,125	437,500	875,000
	2/16/2007					510,968	15.00	2,947,008
	2/16/2007					510,968	22.50	1,828,754
	2/16/2007					127,742	30.00	337,622
	2/16/2007					127,742	37.50	284,354
	2/16/2007					127,742	45.00	260,083
	2/16/2007					127,742	52.50	241,305

Thomas M. Bazzone,
Executive Vice President
— Specialty Businesses (6)	N/A	63,271	180,775	361,550
	2/16/2007					151,398	15.00	873,188
	2/16/2007					151,398	22.50	541,853
	2/16/2007					37,849	30.00	100,035
	2/16/2007					37,849	37.50	84,252
	2/16/2007					37,849	45.00	77,061
	2/16/2007					37,849	52.50	71,497

Thomas C. DeCaro,
Executive Vice President
— Supply Chain (6)	N/A	58,638	167,538	335,075
	2/16/2007					151,398	15.00	873,188
	2/16/2007					151,398	22.50	541,853
	2/16/2007					37,849	30.00	100,035
	2/16/2007					37,849	37.50	84,252
	2/16/2007					37,849	45.00	77,061
	2/16/2007					37,849	52.50	71,497

Harvey S. Kanter,
Executive Vice President
— Managing Director(6)	N/A	64,759	185,026	370,052
	2/16/2007					151,398	15.00	873,188
	2/16/2007					151,398	22.50	541,853
	2/16/2007					37,849	30.00	100,035
	2/16/2007					37,849	37.50	84,252
	2/16/2007					37,849	45.00	77,061
	2/16/2007					37,849	52.50	71,497

Greg S. Sandfort,
Former President and
Chief Operating Officer (7)	N/A	72,997	208,562	417,123
	2/16/2007					510,968	15.00	2,947,008
	2/16/2007					510,968	22.50	1,828,754
	2/16/2007					127,742	30.00	337,622
	2/16/2007					127,742	37.50	284,354
	2/16/2007					127,742	45.00	260,083
	2/16/2007					127,742	52.50	241,305

(1)	All equity awards noted below were granted under the 2006 Equity Incentive Plan.

(2)

The threshold, target and maximum amounts in these columns have been provided in accordance with Item 402(d) of Regulation S-K and show the range of payouts targeted for fiscal 2007, performance under the Fiscal Year 2007 Bonus Plan as discussed in further detail in “Compensation Discussion and Analysis — Compensation Elements — Annual Bonuses.” For Mr. Cornell and Mr. Sandfort, these amounts reflect pro rated values for the partial year each executive was employed. There are no future payouts as the bonus payments for fiscal 2007 performance have already been made, as reflected in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

(3)

All grants of stock options under the 2006 Equity Incentive Plan have an exercise price equal to or greater than the fair market value of our Common Stock on the date of grant. Because the Company is a privately-held company and there is no market for our Common Stock, the fair market value of our Common Stock is determined by our Board of Directors based on available information that is material to the value of our Common Stock, including the value of the Company immediately prior to the Merger, the principal amount of the Company’s indebtedness, the Company’s actual and projected financial results, and fluctuations in the market value of publicly-traded companies in the retail industry.

(4)

The amounts in this column represent the fair value of the award on the date of the grant as calculated in accordance with SFAS No. 123(R), based on the assumptions set forth in Note 9 to the Company’s consolidated financial statements. The grant date fair value of the restricted stock is based on the fair market value per share. Because the Company’s shares are not publicly traded, the value of Mr. Cornell’s restricted shares is only available when a valuation is performed. The shares were not valued at fiscal year-end, but were valued as of March 4, 2008 at $15.00 per share.

(5)

Stock options were granted to Mr. Cornell on June 4, 2007, and vest at the rate of 20% per year on each of the first through fifth anniversaries of February 16, 2007, or earlier upon a change in control (as defined in the Stockholders Agreement). Mr. Cornell’s restricted stock awards vest 50% on June 4, 2008 and 50% on June 4, 2009.

(6)

Stock options were granted to Messrs. Boyer, Bazzone, DeCaro and Kanter on February 16, 2007, and vest at the rate of 20% per year on each of the first through fifth anniversaries of February 16, 2007, or earlier upon a change in control (as defined in the Stockholders Agreement).

(7)	Mr. Sandfort separated from the Company on July 27, 2007, and all options previously granted to him were cancelled.

Employment Agreement

Brian C. Cornell is party to an employment agreement with Michaels, pursuant to which he serves as Chief Executive Officer of Michaels.  The agreement became effective June 4, 2007, with an initial term through June 4, 2012.  Mr. Cornell’s employment will automatically be  renewed thereafter for successive terms of one year each unless earlier terminated.  The agreement provides for an annual base salary of $1,000,000, subject to increase from time to time by the Board.  Mr. Cornell is eligible for an annual bonus for each completed fiscal year during his employment, with a target amount of 100% of his base salary and a maximum bonus potential of 200% of his base salary, based on performance targets established by the Board, with the actual amount of any bonus being in the sole discretion of the Board.  As an inducement to enter into the employment agreement, in connection with the commencement of his employment Mr. Cornell was paid a signing bonus of $2,500,000 and granted 133,333 shares of restricted stock.  In addition, in connection with the commencement of his employment Mr. Cornell was granted an option to purchase 2,270,966 shares of Common Stock.  For a more detailed description of the restricted stock and options grants, see the Grants of Plan-Based Awards for Fiscal 2007 table above and “Compensation Discussion and Analysis—Compensation Elements—Equity-Based Compensation.”  Mr. Cornell is also entitled to participate in benefit plans standard for Michaels’ senior executive officers, including life insurance plans.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards			Stock Awards
	Number of
	Securities			Number of	Market Value
	Underlying			Shares or	of Shares or
	Unexercised	Option	Option	Units of Stock	Units of Stock
	Options	Exercise	Expiration	That Have	That Have
Name and Principal Position	Unexercisable	Price ($)	Date	Not Vested	Not Vested ($)
Brian C. Cornell
Chief Executive Officer (1)				133,333	1,999,995	(1)
	756,989	15.00	6/3/2015
	756,989	22.50	6/3/2015
	189,247	30.00	6/3/2015
	189,247	37.50	6/3/2015
	189,247	45.00	6/3/2015
	189,247	52.50	6/3/2015

Jeffrey N. Boyer,
President and Chief				N/A	N/A
Financial Officer (2)	510,968	15.00	2/15/2015
	510,968	22.50	2/15/2015
	127,742	30.00	2/15/2015
	127,742	37.50	2/15/2015
	127,742	45.00	2/15/2015
	127,742	52.50	2/15/2015

Thomas M. Bazzone,
Executive Vice President				N/A	N/A
— Specialty Businesses (2)	151,398	15.00	2/15/2015
	151,398	22.50	2/15/2015
	37,849	30.00	2/15/2015
	37,849	37.50	2/15/2015
	37,849	45.00	2/15/2015
	37,849	52.50	2/15/2015

Thomas C. DeCaro,
Executive Vice President				N/A	N/A
— Supply Chain (2)	151,398	15.00	2/15/2015
	151,398	22.50	2/15/2015
	37,849	30.00	2/15/2015
	37,849	37.50	2/15/2015
	37,849	45.00	2/15/2015
	37,849	52.50	2/15/2015

Harvey S. Kanter,
Executive Vice President				N/A	N/A
— Chief Merchant (2)	151,398	15.00	2/15/2015
	151,398	22.50	2/15/2015
	37,849	30.00	2/15/2015
	37,849	37.50	2/15/2015
	37,849	45.00	2/15/2015
	37,849	52.50	2/15/2015

Gregory A. Sandfort,
Former President and
Chief Operating Officer (3)	N/A	N/A	N/A	N/A	N/A

(1)

Stock options were granted to Mr. Cornell on June 4, 2007, and vest at the rate of 20% per year on each of the first through fifth anniversaries of February 16, 2007, or earlier upon a change in control (as defined in the Stockholders Agreement). Mr. Cornell’s restricted stock awards vest 50% on June 4, 2008 and 50% on June 4, 2009. Because the Company’s shares are not publicly traded, the value of Mr. Cornell’s restricted shares is only available when a valuation is performed. The shares were not valued at fiscal year-end, but were valued as of March 4, 2008 at $15.00 per share.

(2)

Stock options were granted to Messrs. Boyer, Bazzone, DeCaro and Kanter on February 16, 2007, and vest at the rate of 20% per year on each of the first through fifth anniversaries of February 16, 2007, or earlier upon a change in control (as defined in the Stockholders Agreement).

(3)	Mr. Sandfort separated from the Company on July 27, 2007, and all options previously granted to him were cancelled.

Option Exercises and Stock Vested for Fiscal 2007

As reflected in the table above, “Outstanding Equity Awards at Fiscal Year-End,” Messrs. Boyer, Bazzone, DeCaro and Kanter were granted stock options on February 16, 2007, and  Mr. Cornell was granted both stock options and restricted stock when he joined the Company on June 4, 2007.  None of the stock options or restricted shares vested during fiscal 2007 and no stock options were exercised during the fiscal year.

Pension Benefits

The Company has no pension plans.

Nonqualified Deferred Compensation for Fiscal 2007

The Company has no nonqualified deferred compensation plans.

Potential Payments Upon Termination Or Change In Control

The rights to payments upon termination or change in control of each of the Named Executive Officers is governed by agreements between such officer and the Company.  Mr. Cornell’s employment contract, which commenced June 4, 2007, specifies certain benefits that are payable to him in the event of termination.  Messrs. Boyer, Bazzone, DeCaro, and Kanter have Change in Control Agreements entered into on April 26, 2006, which specify benefits upon termination on or prior to October 31, 2008 (the second anniversary of the Merger).  Mr. Sandfort was a party to a Change in Control Agreement and separated from the Company on July 27, 2007.

Rights and Potential Payments on Termination for Cause, Death, Disability and Voluntary Resignation

Cause. Each of the respective agreements provides that no payments or benefits are due to the Named Executive Officer in the event of a termination for cause except amounts accrued and payable to such executive through the termination date.

Death.  In the event that a termination results from the death of an officer, each Named Executive Officer is provided a life insurance policy by the Company with a $1 million benefit, which would be payable to the officer’s beneficiaries.  In addition, Mr. Cornell’s restricted stock (133,333 shares) would vest, and had an estimated value of $1,999,995 as of March 4, 2008.

Disability. In the event a Named Executive Officer becomes disabled, which causes his termination, the Company provides an executive long-term disability policy for the benefit of such executives which would provide disability benefits after 90 days in the amount of 67% of monthly compensation up to $20,000 per month.  This benefit generally continues until the disability is resolved or age 65.  Mr. Cornell’s employment agreement further provides that he would be paid his full salary for the 90 days prior to the commencement of disability benefits, which equates to $246,575 (based on his fiscal 2007 base salary).  In addition, Mr. Cornell’s restricted stock would vest and had an estimated value of $1,999,995 as of March 4, 2008.

Voluntary Resignation.  In the event of a voluntary resignation of any of the Named Executive Officers, there are no payments or benefits that continue beyond what is accrued and payable through the termination date.  Mr. Cornell’s agreement states that he is required to give the Company 60 days prior written notice of resignation and the Company may, at its election, choose to pay Mr. Cornell in lieu of notice, which equates to $164,383 (based on his fiscal 2007 base salary).

Rights and Potential Payments Upon a Change in Control or Termination Without Cause or With Good Reason

Prior to the Merger, Michaels entered into Change in Control Agreements with Messrs. Boyer, Bazzone, DeCaro, Kanter and Sandfort into on April 26, 2006.  Under the Change in Control Agreements, because a change in control (as defined in the Change in Control Agreements) occurred on October 31, 2006 as a result of the Merger, the executive became immediately entitled to the following benefits:

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

Executives who are party to a Change in Control Agreement are also entitled to severance benefits if the executive’s employment is terminated under certain circumstances after a change in control.  Under the Change in Control Agreements, the Merger constituted a change in control, and an executive is entitled to those severance benefits if, during the two-year period after October 31, 2006, the executive is terminated without cause (termination with cause includes conviction of a felony involving moral turpitude or misappropriation of assets, fraud or willful misconduct that is materially detrimental to the Company, and willful and continued failure to perform the executive’s duties) or resigns for good reason (which includes significant changes in an executive’s duties, responsibilities or reporting relationships, failure to provide equivalent compensation and benefits and being required to relocate 50 or more miles).  If terminated or separated from Michaels under those circumstances, the executive would be entitled to the following additional benefits under the Change in Control Agreement:

•                  a lump-sum cash severance payment equal to two times (three times for our then co-Presidents) the sum of (i) the executive’s base salary in effect on the date of termination and (ii) the greater of the average annual incentive award for the previous three fiscal years and the target annual bonus for the year of termination;

•                  a prorated target annual bonus for the year of termination;

•                  the continuation of welfare and fringe benefits for two years (three years for our then co-Presidents) after termination of employment;

•                  the accelerated vesting of all equity-based compensation awards and the termination of any restrictions and forfeiture provisions related to such awards, except for stock options granted under the 2006 Equity Incentive Plan through the date of this filing;

•                  two additional years (three additional years for our then co-Presidents) of service credit (or payment in lien) for purposes of computing the executive’s accrued benefits under our Retirement Plans; and

•                  reimbursement for the cost of executive level outplacement services (subject to a $50,000 ceiling).

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

Michaels also adopted in April 2006, a change in control bonus plan, referred to as the Change in Control Bonus Plan, in which Messrs. Boyer, Bazzone, DeCaro, Kanter and Sandfort, and certain other key employees participated.  Under the Change in Control Bonus Plan, because a change in control occurred prior to December 31, 2007, each executive officer that was still employed on October 31, 2007, or had been terminated prior thereto other for cause, was entitled to receive a $125,000 bonus on such date (the one-year anniversary of the Merger) or within 10 business days of such termination not for cause.  These payments were made in fiscal 2007 and are reflected in the Summary Compensation Table under the heading “All Other Compensation.”

Mr. Cornell joined the Company on June 4, 2007, and was not a party to a Change in Control Agreement.  However, Mr. Cornell has an employment agreement that provides benefits to him in the event of a termination of his employment without cause or by him for good reason.  In either circumstance, for the two-year period following the date of termination he would be entitled to receive a severance benefit equal to (i) his base salary at the rate in effect on the date of termination, (ii) the amount of his annual target bonus for the year of termination and (iii) continued medical benefits.  These benefits are contingent on Mr. Cornell signing and returning to the Company a timely and effective release of claims in the form provided by the Company.  The severance pay is payable on a pro-rated basis at the Company’s regular payroll periods and in accordance with its normal payroll practices.

Pursuant to Mr. Cornell’s agreement, “cause” shall mean the following events or conditions, as determined by the Board in its reasonable judgment:  (i) the refusal or failure to perform (other than by reason of disability), or material negligence in the performance of, his duties and responsibilities to the Company or any of its Affiliates (as defined in Mr. Cornell’s agreement), or refusal or failure to follow or carry out any reasonable direction of the Board, and the continuance of such refusal, failure or negligence for a period of 10 days after notice; (ii) the material breach of any provision of any material agreement between Mr. Cornell and the Company or any of its Affiliates; (iii) fraud, embezzlement, theft or other dishonesty with respect to the Company or any of its Affiliates; (iv) the conviction of, or plea of nolo contendere to any felony or any other crime involving dishonesty or moral turpitude; and (v) any other conduct that involves a breach of fiduciary obligation.

The term “good reason” is defined as (i) removal without Mr. Cornell’s consent from the position of Chief Executive Officer, (ii) a material diminution in the nature or scope of his responsibilities, duties or authority which is not cured within a specified notice period but provided however that the Company’s failure to continue Mr. Cornell’s appointment or election as a director or officer of any of its Affiliates, a change in reporting relationships resulting from the direct or indirect control of the Company (or successor corporation) by another corporation or other entity and any diminution of the business of the Company or any of its Affiliates or any sale or transfer of equity, property or other assets of the Company or any of its Affiliates  shall not constitute “good reason;” or (iii) the material failure of the Company to provide him the base salary and benefits in accordance with the terms of the agreement, excluding an inadvertent failure which is cured within a specified notice period.

In addition to an employment agreement, Mr. Cornell entered agreements providing for his restricted stock grant and his stock option grant.  These agreements provide that in the event of a change in control, Mr. Cornell’s restricted stock and stock options immediately vest.  Additionally, the other Named Executive Officers have entered Stock Option Agreements that provide for vesting upon a change in control.  However, had a change of control occurred on the last day of the prior fiscal year, although vested, the stock options would have had no value because the lowest exercise price of $15.00 per share is equal to the current stock price valuation of $15.00 per share.

Mr. Cornell is subject to confidentiality covenants.  In addition, Mr. Cornell is subject to non-competition and non-solicitations restrictions for a period of two years following termination.  The employment agreement provides no change in control severance benefits.

The table below reflects the amount of compensation payable under Mr. Cornell’s employment agreement (including his Stock Option Agreement and Restricted Stock Agreement) and under the Change in Control Agreements described above to each of the Named Executive Officers other than Mr. Cornell as of the end of fiscal 2007 in the event of involuntary termination without cause or resignation for good reason.  The amounts shown, except for Mr. Boyer and Mr. Sandfort, assume that such termination was effective as of the last day of the prior fiscal year, February 2, 2008.  For Mr. Boyer, the amounts shown are the actual amounts expected to be paid to (or the value of continuing benefits for) Mr. Boyer following his announced departure date of April 4, 2008. For Mr. Sandfort, the amounts shown are the actual amounts he was paid, or credited for, as a result of his separation on July 27, 2007.  The actual amounts, or value, to be paid to the other Named Executive Officers can only be determined at the time of such executive’s separation from the Company.

	Executive Payments and Benefits upon Termination Without Cause or by Executive with Good Reason ($)
Brian C. Cornell
Salary	2,000,000
Bonus	2,000,000
Restricted Stock	1,999,995	(1)
Retirement Benefits	—
Welfare Benefits (2)	57,506
Automobile	—
Outplacement	—
Tax Reimbursements	—
Total	6,057,501

Jeffrey N. Boyer
Salary	1,921,876
Bonus	1,421,486	(3)
Retirement Benefits (4)	100,301
Welfare Benefits (5)	61,464
Automobile	79,200
Tax Reimbursements	1,432,879
Total	5,017,206

Thomas M. Bazzone
Salary	723,100
Bonus	361,550
Retirement Benefits (4)	32,540
Welfare Benefits (5)	82,818
Outplacement	50,000
Tax Reimbursements	533,453
Total	1,783,461

Thomas C. DeCaro
Salary	670,150
Bonus	335,075
Retirement Benefits (4)	30,157
Welfare Benefits (5)	91,139
Outplacement	50,000
Tax Reimbursements	—
Total	1,176,521

Harvey S. Kanter
Salary	740,103
Bonus	370,052
Retirement Benefits (4)	33,305
Welfare Benefits (5)	93,966
Outplacement	50,000
Tax Reimbursements	—
Total	1,287,426

Gregory A. Sandfort
Salary	1,875,000
Bonus	1,646,062	(6)
Additional Severance	1,000,000
Retirement Benefits (4)	105,632
Welfare Benefits	73,491
Automobile	93,214
Tax Reimbursements	1,989,437
Total	6,782,836

(1)         Because the Company’s shares are not publicly traded, the value of Mr. Cornell’s restricted shares is only available when a valuation is performed.  The shares were not valued at fiscal year-end, but were valued as of March 4, 2008 at $15.00 per share

(2)         Represents estimated cost of two years of continued medical and dental coverage.

(3)         Includes $76,173 for prorated fiscal 2008 bonus.

(4)            Calculated as 3% of total payment of base salary and bonus payments for Company matching contribution to retirement plans.

(5)            Represents the cost associated with three years of benefits for Mr. Boyer and two years of benefits for Messrs. Bazzone, DeCaro and Kanter including medical, long-term disability, life insurance, and executive and spouse physicals.

(6)    Includes prorated fiscal 2007 target bonus in the amount of $208,562 and $125,000 change in control retention bonus.

Share Repurchase Rights

Under the Stockholders Agreement, upon any termination of a Named Executive Officer’s employment by reason of the executive’s death or disability, the executive has the option to sell to the Company all or any portion of the shares of the Common Stock owned by the Named Executive Officer within 60 days after the date of termination, at the fair market value of the shares as of the date they are repurchased. If the employment of any Named Executive Officer had been terminated by death or disability on the last day of the prior fiscal year (February 2, 2008), he or his estate could have exercised this put option with respect to the number of shares set forth in the following table at the fair market value of the shares. Assuming at the date of repurchase the fair market value was $15.00 per share, pursuant to the March 4, 2008 valuation of such shares, the Named Executive Officer (or his estate) would have received the amount indicated in the table for his shares.

Name	Number of Repurchased Shares	Purchase Amount ($)
Brian C. Cornell	266,667	4,000,005
Jeffrey N. Boyer	66,667	1,000,005
Thomas M. Bazzone	—	—
Thomas C. DeCaro	26,667	400,005
Harvey S. Kanter	20,000	300,000
Gregory A. Sandfort (1)	44,000	660,000

(1)         The amount set forth for Mr. Sandfort is the actual amount he was paid for his shares upon separation from the Company on July 27, 2007.

Upon termination of a Named Executive Officer’s employment for any reason, the Company has the option to purchase all or any portion of the executive’s shares that were originally purchased from the Company, at the fair market value of the shares.  If the Company elects to purchase the executive’s shares, it must deliver notice to the executive no later than 240 days after (but not before the date that is one day after the six-month anniversary of) the later of (i) the date of termination or (ii) the exercise of any option originally granted to the executive or the date upon which any unvested shares granted to the executive become vested shares.  With respect to those shares issued to a Named Executive Officer directly or indirectly pursuant to an incentive plan, the Company may purchase all or any portion of the executive’s shares at the fair market value of the shares (upon delivery of the notice as described in the immediately preceding sentence), if the executive’s employment is terminated due to death, disability, by the Company without cause or by the executive for good reason (or in circumstances in which the Company would have no grounds to terminate the executive for cause). If the Named Executive Officer’s employment is terminated by the Company for cause, the Company may purchase all or any portion of the executive’s shares at the lesser of the cost or the fair market value of the shares.

Director Compensation for Fiscal 2007

The current directors are not paid any fees for services as directors and they do not receive reimbursement for their expenses.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL STOCKHOLDERS AND MANAGEMENT OWNERSHIP

The following table presents information regarding the number of shares of Michaels Common Stock beneficially owned as of March 31, 2008 (unless otherwise indicated) by each of Michaels’ directors and the Named Executive Officers (as defined in “Item 11. Executive Compensation — Compensation Discussion and Analysis — Executive and Director Compensation — Summary Compensation Table”), and the current directors and executive officers of Michaels as a group.  In addition, the table presents information about each person or entity known to Michaels to beneficially own 5% or more of Michaels Common Stock.  Unless otherwise indicated by footnote, the beneficial owner exercises sole voting and investment power over the shares noted below.  The percentage of beneficial ownership for our directors and executive officers, both individually and as a group, is calculated based on 118,554,402 shares of Michaels Common Stock outstanding as of March 31, 2008. Other than beneficial ownership information relating to the Company’s executive officers, the beneficial ownership information set forth below was provided by or on behalf of our Directors, our Sponsors, and Highfields, and the Company has not independently verified the accuracy or completeness of the information so provided.

	Amount and
	Nature of
	Beneficial		Percent
Name of Beneficial Owner	Ownership (1)		of Class (1)
Josh Bekenstein (2)	—		*
Michael S. Chae (3)	—		*
Todd Cook (2)	—		*
Matthew Kabaker (3)	—		*
Lewis Klessel (2)	—		*
Matthew S. Levin (2)	—		*
David McVeigh (3)	—		*
James A. Quella (3)	—		*
Brian C. Cornell	720,860	(4)	*
Jeffrey N. Boyer	373,248	(5)	*
Thomas M. Bazzone	90,838	(6)	*
Thomas C. DeCaro	117,505	(6)	*
Harvey S. Kanter	110,838	(6)	*
Gregory A. Sandfort	—	(7)	*
Michaels Holdings LLC (2) (3)	110,373,482		93.3%
Bain Capital Investors, LLC and related funds (2)	110,373,482		93.3%
Affiliates of The Blackstone Group, L.P. (3)	110,373,482		93.3%
Highfields Capital Management, L.P. and related funds (8)	7,333,250		6.2%
All current directors and executive officers as a group (14 persons)	1,441,331	(9)	1.2%

*                    Less than one percent.

(1)            Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.  Percentage of beneficial ownership by a person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days.  Unless otherwise indicated, the number of shares shown includes outstanding shares of Common Stock owned as of March 31, 2008 by the person indicated.

(2)            Includes the 110,373,482 shares owned by Michaels Holdings LLC over which Bain Capital Investors, LLC and related funds may be deemed, as a result of their ownership of 50% of Michaels Holdings LLC’s total outstanding shares and certain provisions of Michaels Holdings LLC’s operating agreement, to have shared voting and dispositive power.  Bain CapitalInvestors, LLC (“BCI”) is the administrative member of and makes investment and voting decisions on behalf of Bain Capital Integral Investors 2006, LLC.  Investment and voting decisions by BCI are made jointly by three or more individuals who are managing directors of the entity, and therefore no individual managing director of BCI is the beneficial owner of the shares ultimately of Michaels Common Stock directly owned by Michaels Holdings LLC. Messrs. Bekenstein and Levin are Managing Directors and Members of BCI, and they may therefore be deemed to share voting and dispositive power with respect to all the shares of Common Stock beneficially owned by Bain Capital Integral Investors 2006, LLC.  Messrs. Bekenstein and Levin disclaim beneficial ownership of any shares beneficially owned by BCI. Neither Mr. Cook nor Mr. Klessel has voting or dispositive power over any shares of Common Stock that may be deemed to be beneficially owned by BCI.  The address of Messrs. Bekenstein and Levin, and each of the Bain entities is c/o Bain Capital Partners, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

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

(4)            Includes 454,193 stock options that vested on February 16, 2008.

(5)            Includes 306,581 stock options that vested on February 16, 2008.

(6)            Includes 90,838 stock options that vested on February 16, 2008.

(7)            Mr. Sandfort separated from the Company on July 27, 2007.

(8)            The address of Highfields Capital Management, LP and its related funds is 200 Clarendon Street, Boston, Massachusetts 02116.

(9)            Consistent with the disclaimers of beneficial ownership of Messrs. Bekenstein, Levin, Chae and Quella contained in notes (2) and (3) above, this number does not include the 110,373,482 shares of Michaels Common Stock that may be deemed to be beneficially owned by each of (a) Bain Capital Investors, LLC and related funds and (b) Affiliates of The Blackstone Group.  The total includes 1,055,997 vested options held by executive officers of the Company.

EQUITY COMPENSATION PLAN INFORMATION

On February 15, 2007, the Board of Directors and stockholders approved the 2006 Equity Incentive Plan, as well as certain specific grants under the plan to key employees.  In addition, the stockholders granted the Board authority to make plan grants to other eligible participants in the future, which has occurred.  The following table gives information about equity awards under the above-mentioned plan as of March 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders	14,156,966	$26.25	2,566,647
Equity compensation not approved by security holders	N/A	N/A	N/A
Total	14,156,966	$26.25	2,566,647

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

We pay an annual management fee to the Sponsors in the amount of $12 million and an annual management fee to Highfields Capital Management LP in the amount of $1 million.

We have a participation agreement with CoreTrust Purchasing Group (“CPG”), which designates CPG as our exclusive supplier of certain non-merchandise supplies and equipment. In exchange, we are offered non-merchandise supplies and equipment from a variety of vendors at a pre-determined price. We do not pay any fees to participate in this group arrangement, and we can terminate our participation at any time prior to the expiration of the agreement without penalty. The vendors separately pay fees to CPG for access to CPG’s consortium of customers. The Blackstone Group, one of our Sponsors, entered into an agreement with CPG whereby The Blackstone Group receives a portion of the gross fees vendors pay to CPG based on the volume of purchases made by us and other participants.

Bain Capital owns an approximate 55% ownership stake in an external vendor we utilize to print our circular advertisements.  Expenses associated with this vendor during fiscal 2007 were $46 million.  We currently anticipate that our payments to this vendor in fiscal 2008 will be commensurate with those in fiscal 2007.

During the first quarter of fiscal 2007, The Blackstone Group acquired an approximate 65% equity interest in an external vendor we utilize to count our store inventory. Expenses associated with this vendor during fiscal 2007 were $5 million.  We currently anticipate that our payments to this vendor in fiscal 2008 will be commensurate with those in fiscal 2007.

During the third quarter of fiscal 2007, Bain Capital acquired an approximate 26% ownership stake in an external vendor we utilize for non-merchandise supplies.  Expenses associated with this vendor during fiscal 2007 were approximately $3 million.  We currently anticipate that our payments to this vendor in fiscal 2008 will be commensurate with those in fiscal 2007.

During fiscal 2007, officers of Michaels Stores, Inc. and its subsidiaries were offered the opportunity to purchase shares of our Common Stock at a price of $15 per share. We sold 541,006 shares of our Common Stock to certain officers for approximately $8 million, and such shares represent approximately 0.46% of the total outstanding shares of Michaels Stores, Inc.  Set forth in the table below is information regarding purchases of shares of our Common Stock by the executive officers who participated.

Executive Officer	Shares (#)	Total Amount ($)
Brian C. Cornell	133,334	2,000,000
Jeffrey N. Boyer	66,667	1,000,000
Nicholas E. Crombie	5,333	80,000
Thomas C. DeCaro	26,667	400,000
Harvey S. Kanter	20,000	300,000
Gregory A. Sandfort (1)	44,000	660,000

(1)            Shares were repurchased by the Company upon Mr. Sandfort’s separation in an amount equal to the purchase price.

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

As discussed in Item 10 above, no current director of our Board is deemed to be “independent” under our previously adopted independence standards.  See “Item 10.  Directors and Executive Officers of the Registrant.”

ITEM 14.  Principal Accountant Fees and Services.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S FEES

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of Michaels’ annual financial statements for each of fiscal 2007 and 2006, and fees billed for other services rendered by Ernst & Young LLP (in thousands).

	2007	2006
Audit Fees (1)	$1,258	$1,687
Audit-Related Fees (2)	45	80
Tax Fees	—	—
All Other Fees (3)	—	29

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

(2)            Audit-Related Fees for fiscal 2007 and fiscal 2006 consist principally of fees related to employee benefit plans and statutory audits.

(3)    All Other Fees for fiscal 2006 consist principally of due diligence activities associated with the Merger and fees for online research software.

The Audit Committee Charter requires that the Audit Committee pre-approve all audit and non-audit engagements, fees, terms and services in a manner consistent with the Sarbanes-Oxley Act of 2002 and all rules and applicable listing standards promulgated by the SEC, except that such non-audit services need not be pre-approved if (i) the aggregate amount of all such non-audit services provided to Michaels constitutes not more than 5% of the total amount of fees paid by Michaels to its independent registered public accounting firm during the fiscal year in which the non-audit services are provided, (ii) such services were not recognized by Michaels at the time of engagement to be non-audit services, and (iii) such services were promptly brought to the attention of the Audit Committee and approved by the Audit Committee prior to completion of the audit.  The Audit Committee Charter permits the Audit Committee, at the time of the annual audit engagement, to pre-approve audit fees of up to 15% of the engagement fees for unanticipated additional audit costs within the scope of the audit. Any additional audit fees must be approved by the Chairman of the Audit Committee or any other member of the Audit Committee to whom the Audit Committee delegates such authority. The Audit Committee may delegate the authority to grant any pre-approvals to one or more members of the Audit Committee, provided that such member(s) reports any pre-approvals to the Audit Committee at its next scheduled meeting.  The services performed by Ernst & Young LLP in fiscal 2007 were approved in accordance with the policies and procedures established by the Audit Committee.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

a) The following documents are filed as a part of this report:

(1)      Consolidated Financial Statements:

See Index to Consolidated Financial Statements and Supplementary Data on page F-1.

(2)      Exhibits:

The exhibits listed below and on the accompanying Index to Exhibits immediately following the financial statement schedules are filed or incorporated by reference into this Annual Report on Form 10-K.

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

10.1	Michaels Stores, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on February 21, 2007, SEC File No. 001-09338).*

10.2	Form of Stock Option Agreement under the Registrant’s 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on February 21, 2007, SEC File No. 001-09338).*

10.3	Form of Change in Control Severance Agreement (previously filed as Exhibit 10.2 to Form 10-Q filed by Registrant on June 13, 2006, SEC File No. 001-09338).*

10.4	Form of Change in Control Retention Bonus Plan (previously filed as Exhibit 10.3 to Form 10-Q filed by Registrant on June 13, 2006, SEC File No. 001-09338).*

10.5	Fiscal Year 2007 Bonus Plan for Chief Executive Officer (previously filed as Exhibit 10.3 to Form 10-Q filed by Registrant on June 11, 2007, SEC File No. 001-09338).*

10.6	Fiscal Year 2007 Bonus Plan for President and Chief Financial Officer (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on March 30, 2007, SEC File No. 001-09338).*

10.7	Fiscal Year 2007 Bonus Plan for President and Chief Operating Officer (previously filed as Exhibit 10.2 to Form 8-K filed by Registrant on March 30, 2007, SEC File No. 001-09338).*

10.8	Fiscal Year 2007 Bonus Plan for Executive Vice President—Specialty Businesses (previously filed as Exhibit 10.3 to Form 8-K filed by Registrant on March 30, 2007, SEC File No. 001-09338).*

10.9	Fiscal Year 2007 Bonus Plan for Executive Vice President—Store Operations (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on May 30, 2007, SEC File No. 001-09338).*

10.10	Fiscal Year 2007 Bonus Plan, as amended, for Executive Vice President—Supply Chain (previously filed as Exhibit 10.2 to Form 8-K filed by Registrant on May 30, 2007, SEC File No. 001-09338).*

10.11	Fiscal Year 2007 Bonus Plan, as amended, for Executive Vice President—Chief Merchant (previously filed as Exhibit 10.3 to Form 8-K filed by Registrant on May 30, 2007, SEC File No. 001-09338).*

10.12

Compensation Policy Regarding Company Cars for Chief Executive Officer and President and Chief Financial Officer (previously filed as Exhibit 10.1 to Form 10-Q filed by Registrant on September 14, 2007, SEC File No. 001-09338).*

10.13

Employment Agreement, dated June 4, 2007, between Michaels Stores, Inc. and Brian C. Cornell (previously filed as Exhibit 10.2 to Form 10-Q filed by Registrant on June 11, 2007, SEC File No. 001-09338).*

10.14

Restricted Stock Award Agreement, dated June 4, 2007, between Michaels Stores, Inc. and Brian C. Cornell (previously filed as Exhibit 10.4 to Form 10-Q filed by Registrant on June 11, 2007, SEC File No. 001-09338).*

10.15

Stock Option Agreement, dated June 4, 2007, between Michaels Stores, Inc. and Brian C. Cornell (previously filed as Exhibit 10.5 to Form 10-Q filed by Registrant on June 11, 2007, SEC File No. 001-09338).*

10.16	Separation and Release Agreement, dated July 27, 2007, between Michaels Stores, Inc. and Gregory A. Sandfort (filed herewith).*

10.17	Letter Agreement effective July 27, 2007, between Michaels Stores, Inc. and Gregory A. Sandfort (filed herewith).*

10.20

Stockholders Agreement, dated as of October 31, 2006, among Michaels Stores, Inc. and certain stockholders thereof (previously filed as Exhibit 10.1 to Form 10-Q filed by Registrant on December 7, 2006, SEC File No. 001-09338).

10.21

Amended and Restated Stockholders Agreement, dated as of February 16, 2007, among Michaels Stores, Inc. and certain stockholders thereof (previously filed as Exhibit 10.23 to Form 10-K filed by Registrant on May 3, 2007, SEC File No. 001-09338).

10.22

Management Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Bain Capital Partners, LLC and Blackstone Management Partners V LLC (previously filed as Exhibit 10.2 to Form 10-Q filed by Registrant on December 7, 2006, SEC File No. 001-09338).*

10.23

Management Agreement, dated as of October 31, 2006, between Michaels Stores, Inc. and Highfields Capital Management LP (previously filed as Exhibit 10.3 to Form 10-Q filed by Registrant on December 7, 2006, SEC File No. 001-09338).*

10.24

Separation Agreement, dated October 31, 2006, between Charles J. Wyly, Jr. and Michaels Stores, Inc. (previously filed as Exhibit 10.27 to Form 10-K filed by Registrant on May 3, 2007, SEC File No. 001-09338).*

10.25	Separation Agreement, dated October 31, 2006, between Sam Wyly and Michaels Stores, Inc. (previously filed as Exhibit 10.28 to Form 10-K filed by Registrant on May 3, 2007, SEC File No. 001-09338).*

10.26

Form of Director Indemnification Agreement between Michaels Stores, Inc. and certain directors thereof (previously filed as Exhibit 10.36 to Form 10-K filed by Registrant on March 30, 2006, SEC File No. 001-09338).

10.27

Form of Officer Indemnification Agreement between Michaels Stores, Inc. and certain officers thereof (previously filed as Exhibit 10.37 to Form 10-K filed by Registrant on March 30, 2006, SEC File No. 001-09338).

10.28

Term Lease Master Agreement between IBM Credit Corporation as Lessor and Michaels Stores, Inc. as Lessee (previously filed as Exhibit 10.18 to Form 10-K filed by Registrant on May 2, 1997, SEC File No. 000-11822).

10.29

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

10.30

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

10.31

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

10.32

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

21.1	Subsidiaries of Michaels Stores, Inc. (previously filed as Exhibit 21.1 to Form 10-K filed by Registrant on April 11, 2005, SEC File No. 001-09338).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certifications of Brian C. Cornell pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Michaels Stores, Inc.

We have audited the accompanying consolidated balance sheets of Michaels Stores, Inc. as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended February 2, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michaels Stores, Inc. at February 2, 2008 and February 3, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 2, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 5 to the consolidated financial statements, in fiscal 2005, the Company changed its method of accounting for merchandise inventories and share-based compensation and in fiscal 2007, the Company changed its method of accounting for income tax uncertainties.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Michaels Stores, Inc.’s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, TX

April 2, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Michaels Stores, Inc.

We have audited Michaels Stores, Inc.’s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Michaels Stores, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting (see Item 9A). Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Michaels Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Michaels Stores, Inc. as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended February 2, 2008 of Michaels Stores, Inc. and our report dated April 2, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, TX

April 2, 2008

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions except share data)

	February 2,	February 3,
	2008	2007
ASSETS
Current assets:
Cash and equivalents	$29	$30
Merchandise inventories	845	840
Prepaid expenses and other	70	52
Deferred income taxes	31	35
Income tax receivable	5	35
Current assets - discontinued operations	—	8
Total current assets	980	1,000
Property and equipment, at cost	1,155	1,112
Less accumulated depreciation	(722)	(670)
	433	442
Goodwill	94	116
Debt issuance costs, net of accumulated amortization of $22 at February 2, 2008 and $5 at February 2, 2007	103	120
Other assets	4	8
Non-current assets - discontinued operations	—	7
	201	251
Total assets	$1,614	$1,693

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$221	$214
Accrued liabilities and other	332	290
Current portion of long-term debt	122	230
Income taxes payable	—	7
Current liabilities - discontinued operations	4	1
Total current liabilities	679	742
Long-term debt	3,741	3,729
Deferred income taxes	4	29
Other long-term liabilities	80	67
Long-term liabilities - discontinued operations	2	1
Total long-term liabilities	3,827	3,826
	4,506	4,568
Commitments and contingencies
Stockholders’ deficit:
Common Stock, $0.10 par value, 220,000,000 shares authorized; 118,421,069 shares issued and outstanding at February 2, 2008; 117,973,396 shares issued and outstanding at February 3, 2007	12	12
Additional paid-in capital	12	—
Accumulated deficit	(2,926)	(2,894)
Accumulated other comprehensive income	10	7
Total stockholders’ deficit	(2,892)	(2,875)
Total liabilities and stockholders’ deficit	$1,614	$1,693

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Fiscal Year
	2007	2006	2005

Net sales	$3,862	$3,843	$3,659
Cost of sales and occupancy expense	2,383	2,364	2,288
Gross profit	1,479	1,479	1,371
Selling, general, and administrative expense	1,051	1,023	977
Transaction expenses	29	205	—
Goodwill impairment	22	—	—
Related party expenses	17	38	—
Store pre-opening costs	6	5	7
Operating income	354	208	387
Interest expense	378	105	22
Other (income) and expense, net	(7)	(12)	(10)
(Loss) income before income taxes, discontinued operations and cumulative effect of accounting change	(17)	115	375
Provision for income taxes	5	71	143
(Loss) income before discontinued operations and cumulative effect of accounting change	(22)	44	232
Discontinued operations loss, net of income tax benefits of $5, $2, and $2, respectively	(10)	(3)	(4)
Cumulative effect of accounting change, net of income tax of $5	—	—	(7)
Net (loss) income	$(32)	$41	$221

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Fiscal Year
	2007	2006	2005
Operating activities:
Net (loss) income	$(32)	$41	$221
Adjustments:
Depreciation and amortization	125	119	100
Share-based compensation	6	15	30
Tax benefits from stock options exercised	—	(12)	(25)
Impairment of discontinued operations	6	—	—
Goodwill impairment	22	—	—
Loss from early extinguishment of debt	—	—	12
Non-cash charge for the cumulative effect of accounting change	—	—	12
Deferred financing costs amortization	17	5	—
Other	(1)	—	1
Accretion of subordinated discount notes	35	6	—
Changes in assets and liabilities:
Merchandise inventories	3	(63)	2
Prepaid expenses and other	3	(11)	(17)
Deferred income taxes and other	(19)	(26)	7
Accounts payable	23	31	(63)
Accrued interest	38	35	(1)
Accrued liabilities and other	8	8	39
Income taxes payable	21	26	33
Other long-term liabilities	13	(17)	13
Net cash provided by operating activities	268	157	364

Investing activities:
Additions to property and equipment	(100)	(143)	(118)
Sales of short-term investments	—	—	50
Net cash used in investing activities	(100)	(143)	(68)

Financing activities:
Issuance of Notes	—	1,400	—
Payment of debt issuance costs	—	(125)	—
Borrowings on asset-based revolving credit facility	919	1,005	—
Payments on asset-based revolving credit facility	(1,029)	(800)	—
Borrowings on senior secured term loan facility	—	2,400	—
Repayments on senior secured term loan facility	(24)	(55)	—
Equity investment of Sponsors	—	1,649	—
Payment for Old Common Stock in the Merger	—	(5,806)	—
Equity investment of Management	8	—	—
Repayment of Senior Notes due 2009	—	—	(209)
Cash dividends paid to stockholders	—	(58)	(46)
Repurchase of old Common Stock	—	(66)	(191)
Repurchase of new Common Stock	(1)	—	—
Proceeds from stock options exercised	—	36	38
Tax benefits from stock options exercised	—	12	25
Proceeds from issuance of old Common Stock and other	—	2	4
Payment of capital leases	(7)	—	—
Change in cash overdraft	(37)	(32)	—
Other	2	2	—
Net cash used in financing activities	(169)	(436)	(379)

Net decrease in cash and equivalents	(1)	(422)	(83)
Cash and equivalents at beginning of period	30	452	536
Cash and equivalents at end of period	$29	$30	$453

Supplemental Cash Flow Information:
Cash paid for interest	$288	$55	$20
Cash paid for income taxes	$22	$79	$95

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the Three Years Ended February 2, 2008

(In millions except share data)

				Accumulated		Other
			Additional	(Deficit)/	Treasury	Comprehensive
	Number of	Common	Paid-in	Retained	Stock,	Income/
	Shares	Stock	Capital	Earnings	at Cost	(Loss)	Total
Balance at January 29, 2005	398,131,703	$39	$452	$710	$—	$6	$1,207
Comprehensive income:
Net income	—	—	—	221	—	—	221
Foreign currency translation and other	—	—	—	—	—	2	2
Total comprehensive income							223
Exercise of stock options and other	7,847,245	1	41	—	—	—	42
Share based compensation	—	—	31	—	—	—	31
Tax benefit from exercise of stock options	—	—	25	—	—	—	25
Dividends declared	—	—	—	(50)	—	—	(50)
Acquisition of treasury stock	(15,885,165)	—		—	(190)	—	(190)
Retirement of treasury stock	—	(1)	(161)	—	162	—	0
Balance at January 28, 2006	390,093,783	39	388	881	(28)	8	1,288
Comprehensive income:
Net income	—	—	—	41	—	—	41
Foreign currency translation and other	—	—	—	—	—	(1)	(1)
Total comprehensive income							40
Exercise of stock options and other	7,344,606	1	37	—	—	—	38
Share based compensation	—	—	15	—	—	—	15
Tax benefit from exercise of stock options	—	—	12	—	—	—	12
Dividends declared	—	—	—	(45)	—	—	(45)
Acquisition of treasury stock	(5,665,733)				(66)		(66)
Retirement of treasury stock	—	(1)	(93)	—	94	—
Acquisition and retirement of treasury stock in connection with the Merger	(384,439,323)	(38)	(1,997)	(3,771)	—	—	(5,806)
Issuance of stock	110,640,063	11	1,648	—	—	—	1,659
Equity issuance costs	—	—	(10)	—	—	—	(10)
Balance at February 3, 2007	117,973,396	12	—	(2,894)	—	7	(2,875)
Comprehensive loss:
Net loss	—	—	—	(32)	—	—	(32)
Foreign currency translation and other	—	—	—	—	—	3	3
Total comprehensive loss							(29)
Share based compensation and other	—	—	5	—	—	—	5
Repurchase of stock	(93,333)	—	(1)	—	—	—	(1)
Issuance of stock	541,006	—	8	—	—	—	8
Equity issuance costs	—	—	—	—	—	—	—
Balance at February 2, 2008	118,421,069	$12	$12	$(2,926)	$—	$10	$(2,892)

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Description of Business

Michaels Stores, Inc. (together with its subsidiaries, unless the text otherwise indicates) owns and operates a chain of specialty retail stores in 49 states and Canada featuring arts, crafts, framing, floral, decorative wall décor, and seasonal merchandise for the hobbyist and do-it-yourself home decorator. Our wholly-owned subsidiary, Aaron Brothers, Inc., operates a chain of framing and art supply stores located in 11 states.

Fiscal Year

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. References to fiscal year mean the year in which that fiscal year began. Fiscal 2007 ended on February 2, 2008, fiscal 2006 ended on February 3, 2007, and fiscal 2005 ended on January 28, 2006. Fiscal year 2006 contained 53 weeks, while fiscal 2007 and 2005 each contained 52 weeks.

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

Foreign Currency Translation

Translation adjustments result from translating our Canadian subsidiary’s financial statements into U.S. dollars. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in our Consolidated Statements of Stockholders’ (Deficit) Equity. The cumulative translation adjustment is net of deferred taxes of $8 million, which is an increase of approximately $3 million from fiscal 2006.  In fiscal 2007, a gain of $7 million related to foreign currency exchange rates is reflected in other (income) and expense.

Cash and Equivalents

Cash and equivalents are comprised of highly liquid instruments with original maturities of three months or less and credit card clearing accounts. Cash equivalents are carried at cost, which approximates fair value. We record interest income earned from our cash and equivalents as a component of other income and expense, net, in our financial statements. Interest income was $1 million, $10 million, and $8 million for fiscal 2007, 2006, and 2005, respectively.

Merchandise Inventories

We value our merchandise inventories at Michaels stores at the lower of cost or market, with cost determined using a weighted average method. We utilize perpetual inventory records to value inventory in our Michaels stores. Physical inventory counts are performed in a significant number of stores during each fiscal quarter by a third party inventory counting service firm, with substantially all stores open longer than one year subject to at least one annual count. We adjust our perpetual records based on the results of the physical counts.

Cost is calculated based upon the purchase order cost of an item at the time it is received by us, reconciled to actual vendor invoices, and also includes the cost of warehousing, handling, purchasing, and transporting the inventory to the stores. Vendor allowances, which primarily represent volume rebates and cooperative advertising funds, are recorded as a reduction of the cost of the merchandise inventories. The cost of warehousing, handling, purchasing, and transporting, as well as vendor allowances, are recognized through cost of sales when the inventories are sold. Due to systems limitations, it is impracticable for us to assign specific costs and allowances to individual units of inventory. As such, to properly match net costs against the related revenues, we must use all available information to appropriately estimate the costs and allowances to be deferred and recognized each period. We earn vendor allowances as a consistent percentage of certain merchandise purchases with no minimum purchase requirements. We did not have any vendor allowance programs in fiscal 2007 and 2006 that were based on purchase volume milestones and had an immaterial amount of milestone-based allowance programs in fiscal 2005.

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

We value the inventory at our distribution centers, Aaron Brothers stores, and custom framing operations at the lower of cost or market, with cost determined using a weighted average method. The cost of inventory also includes certain costs associated with the warehousing, handling, purchasing, and transporting of the inventory.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets.  Amortization of property under capital leases is on a straight-line basis over the lease term and is included in depreciation expense.  We expense repairs and maintenance costs as incurred. We capitalize and depreciate significant renewals or betterments that substantially extend the life of the asset. Useful lives are generally estimated as follows (in years):

Buildings	30
Leasehold improvements	10	*
Fixtures and equipment	8
Computer equipment	5

*                    We amortize leasehold improvements over the lesser of 10 years or the remaining lease term of the underlying facility.

Goodwill

Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill, but instead perform annual (or, under certain circumstances, more frequent) impairment tests. In connection with our annual impairment test, we recorded a goodwill impairment charge of $22 million related to our Aaron Brothers reporting unit. See Note 3 for further information.

Impairment of Long-Lived Assets

We periodically review long-lived assets for impairment by comparing the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss would be recognized during that period. The impairment loss is calculated as the difference between asset carrying values and the present value of estimated net cash flows or comparable market values, giving consideration to recent operating performance and pricing trends. In fiscal 2007, 2006, and 2005, we had no material impairment losses related to long-lived assets.

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

The following is a detail of account activity related to closed facilities, excluding those related to the discontinued operations of Star Decorators Wholesale (“Star”) and Recollections as discussed in Note 2:

	Fiscal Year
	2007	2006	2005
	(in millions)
Balance at beginning of fiscal year	$4	$4	$7
Additions (reductions) charged to costs and expenses	4	2	2
Payment of rental obligations and other	(3)	(2)	(5)
Balance at end of fiscal year	$5	$4	$4

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

Revenue Recognition

Revenue from sales of our merchandise and custom frames is recognized at the time of delivery. Revenue is presented net of sales taxes collected. We allow for merchandise to be returned under most circumstances and provide a reserve for estimated returns.

We record a gift card liability on the date we issue the gift card to the customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. We escheat the value of unredeemed gift cards where required by law. Any remaining liabilities not subject to escheatment are evaluated to determine whether the likelihood of the gift card being redeemed is remote (gift card breakage). We recognize gift card breakage as revenue, by applying our estimate of the rate of gift card breakage over the period of estimated performance (36 months as of the end of fiscal 2007). Our estimates of the gift card breakage rate are applied to the estimated amount of gift cards that are expected to go unused that are not subject to escheatment and are based on customers’ historical redemption rates and patterns, which may not be indicative of future redemption rates and patterns. Prior to fiscal 2005, we did not have adequate historical information to estimate gift card breakage. During the fourth quarter of fiscal 2005, we recognized revenue of approximately $8 million related to gift card balances that we estimated will not be redeemed. During fiscal 2006 and 2007, we recognized approximately $2 million and $3 million respectively, related to such gift card balances.

Costs of Sales and Occupancy Expenses

Included in our costs of sales are the following:

•       purchase price or invoiced cost of merchandise, net of vendor allowances and rebates,

•       inbound freight, inspection costs, and duties,

•       warehousing, handling, and transporting costs (including internal transfer costs such as distribution center  to store freight costs) and purchasing and receiving costs, and

•       share-based compensation costs for those employees involved in preparing inventory for sale.

These costs are included in merchandise inventories and expensed as the merchandise is sold.

Included in our occupancy expenses are the following:

•       store expenses such as rent, insurance, taxes, common area maintenance, utilities, repairs and maintenance,

•       amortization of store buildings and leasehold improvements,

•       store closure costs, and

•       store remodel costs.

We record rent expense ratably over the term of the lease beginning with the date we take possession of or control the physical access to the premises. We record leasehold improvement reimbursements as a liability and ratably adjust the liability as a reduction to rent expense over the lease term beginning with the date we take possession of or control the physical access to the premises.

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

Advertising expenses were $173 million, $165 million, and $163 million for fiscal 2007, 2006, and 2005, respectively, and are included in selling, general, and administrative expense.

Store Pre-Opening Costs

We expense all start-up activity costs as incurred, which primarily include store pre-opening costs. Rent expense incurred prior to the store opening is recorded in cost of sales and occupancy expense on our consolidated statement of operations.

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

As more fully described in Note 5 below, we elected to early adopt SFAS No. 123(R), Share-Based Payment, in the fourth quarter of fiscal 2005. We applied the provisions of the modified retrospective transition method as permitted by SFAS No. 123(R) from the beginning of fiscal 2005. As a result, we recorded compensation expense for unvested awards based on the amounts previously determined for pro forma disclosure under SFAS No. 123, Accounting for Stock-Based Compensation, for the first three quarters of fiscal 2005 and under SFAS No. 123(R) for the fourth quarter of fiscal 2005. Beginning in the first quarter of fiscal 2005, compensation cost is based on the grant date fair value of the award and ratably recognized as expense over the effective vesting period. Beginning with our adoption of SFAS No. 123(R), we report excess tax benefits as a cash inflow in the financing section of our statement of cash flows and would record a tax deficiency, if any, as a cash outflow from operating activities. For fiscal 2005 and 2006, we reported $25 million and $83 million, respectively, of excess tax benefits as a cash inflow to financing activities.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements.  FAS 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In November 2007, the FASB placed a one year deferral for the implementation of FAS 157 for nonfinancial assets and liabilities; however, FAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements.  We adopted FAS 157 on February 3, 2008, with no impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans, which requires an entity to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  It also requires an entity to measure the funded status of a plan as of the date of its year-end balance sheet.  As we have no publicly traded equity securities (due to the Merger), FAS 158 is effective for us at the end of fiscal 2007, with early adoption permitted.  We adopted FAS 158 at the end of fiscal 2007, with no material impact on our consolidated statement of operations, balance sheet, stockholders’ (deficit) equity, or cash flows statement.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits companies to measure certain financial instruments and other items at fair value (at specified measurement dates) that are not currently required to be measured at fair value. Any unrealized gains or losses applicable to those items measured at fair value shall be reported in earnings. The decision to apply fair value is generally made on an instrument by instrument basis, is irrevocable, and is applied only to an entire instrument. We will adopt FAS 159 in the first quarter of fiscal 2008 and we currently do not expect there to be a material, if any, impact on our consolidated financial statements as a result of this adoption.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R replaces FASB Statement No. 141, Business Combinations. The statement retains the purchase method of accounting used in business combinations but replaces FAS 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction costs and restructuring costs be expensed. In addition, the statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination. FAS 141 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt FAS 141R on February 1, 2009 for acquisitions on or after this date.

Reclassifications

Certain prior year amounts were reclassified to conform to the current year presentation.  These reclassifications consist primarily of the presentation of discontinued operations.

Note 2.   Discontinued Operations

On October 16, 2007, we announced plans to align resources around our core retail chains, Michaels and Aaron Brothers stores.  As a result, we discontinued our concept businesses, Recollections and Star.  As of the end of fiscal 2007, we had closed 11 Recollections and three of the four Star locations.  The remaining Star location will be converted to a Michaels store.

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, at the time of the announcement we performed impairment analyses for these stores.  Based on estimated future cash flows, an impairment loss for property and equipment of $6 million was recognized during the third quarter of fiscal 2007.  Also, $1 million of related severance and termination costs were recorded during the third quarter of fiscal 2007.

During the fourth quarter of fiscal 2007, we recognized $4 million of lease termination costs.  As of the end of fiscal 2007, we have liabilities of $4 million and $1 million related to lease termination costs and severance and termination costs, respectively.

All costs associated with the disposal of these concept businesses are reflected in discontinued operations on the consolidated statements of operations.

Note 3.   Goodwill Impairment

During the fourth quarter of fiscal 2007, in connection with our annual impairment test, we recorded a goodwill impairment charge of $22 million related to our Aaron Brothers reporting unit.  The impairment charge represents the net carrying value of the Aaron Brothers goodwill.  During fiscal 2007, Aaron Brothers experienced a significant decline in sales and profitability.  These declines, coupled with our near-term financial forecasts, the deterioration of the retail segment of the U.S. economy, and our ongoing reassessment of expansion opportunities, resulted in an estimated fair value that was considerably lower than the carrying value of the reporting unit.  The resulting allocation of the estimated fair value to the reporting unit’s assets and liabilities indicated that a full impairment of goodwill was required.

Our fair value assessment was based on a combination of present value cash flow analysis, observable earnings multiples of other publicly-traded specialty retail companies, and use of earnings multiples resulting from market transactions of other specialty retail companies.

Note 4.   Merger Transaction

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

The Merger consideration paid to then-existing equity holders was approximately $5.8 billion, with fees and expenses totaling an additional $240 million. The purchase price was funded by:

•                  Aggregate cash equity contribution by the Sponsors of  approximately $1.7 billion;

•                  Retention of certain shares held by affiliates of Highfields Capital Partners totaling $110 million;

•                  The issuance of the following debt (See Note 7 for further information concerning our issuance of debt):

•                  $750 million of 10% Senior Notes due 2014;

•                  $400 million of 11 3/8% Senior Subordinated Notes due 2016;

•                  $250 million of 13% Subordinated Discount Notes due 2016;

•                  $2.4 billion Senior secured term loan facility; and,

•                  $400 million of borrowings under our Asset-based revolving credit facility.

•                  Our available cash as of the date of the Merger.

The Merger occurred simultaneously with the closing of the financing and equity transactions described above as well as the termination of our previous $300 million senior unsecured credit facility with Bank of America, N.A (Credit Agreement).

In connection with the completion of the Merger, we entered into management agreements with each of the Sponsors pursuant to which the Sponsors will provide management services to us until December 31, 2016, with evergreen extensions thereafter.  Pursuant to these agreements, the Sponsors will receive an aggregate annual management fee equal to $12 million and reimbursement for out-of-pocket expenses incurred by them in connection with the provision of services pursuant to the agreements.  In addition, pursuant to these agreements, the Sponsors received, in connection with the completion of the Merger, aggregate transaction fees of approximately $60 million in connection with services provided by them related to the Merger.  Finally, the management agreements provide that the Sponsors are entitled to receive fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions of 1% of the gross transaction value of any such transaction.  The management agreements include customary exculpation and indemnification provisions in favor of the Sponsors.  The management agreements may be terminated by the Sponsors at any time and terminate automatically upon an initial public offering or a change of control unless we and the Sponsors determine otherwise.  Upon termination, each provider of management services will be entitled to a termination fee calculated based on the present value of the annual fees due during the remaining period from the date of termination to the tenth anniversary of the date of the Merger.

In connection with the completion of the Merger, we entered into a management agreement with Highfields Capital Management LP, an affiliate of the Highfields Capital Partners, that provides for an annual management fee of $1 million for services that Highfields Capital Management LP renders to us following the completion of the Merger.

During fiscal 2006, we expensed approximately $240 million of Merger-related costs, of which $205 million was classified as transaction expenses and $34 million was classified as related party expenses in our consolidated statement of operations; the remaining $1 million was classified as interest expense.  See Note 14 for further information concerning related party expenses. Of the $240 million recorded in fiscal 2006, $218 million was recorded in our fourth quarter of fiscal 2006.  Approximately $138 million of the $240 million consisted of compensation expense (primarily share-based compensation) and $100 million was related to investment banking, legal, accounting, and other professional fees.

We capitalized $125 million of costs related to our issuance of various debt instruments.  We amortize the deferred financing costs over the lives of the respective debt agreements (which range from five to ten years) and record the amortization to interest expense. As further described in Note 14 below, we paid $3 million to each of Charles Wyly and Sam Wyly pursuant to a Separation Agreement.  We capitalized the Separation Agreements and amortize them over their two year lives. Our expected amortization expense pertaining to the deferred financing costs and Separation Agreements for each of the next five fiscal years and thereafter is as follows:

	Fiscal Year (in millions)
	2008	2009	2010	2011	2012	Thereafter
Amortization Expense	$19	$17	$17	$16	$14	$23

Note 5.  Changes in Accounting

Income Taxes—In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that a company recognize in its consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. We adopted FIN 48 on February 3, 2007, and recorded a reduction to beginning retained earnings of $1 million. See Note 8 for further information.

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

The effect of this change was presented in the income statement as a cumulative effect of a change in accounting principle of $7 million, which is net of an income tax benefit of $5 million. The inventory balance as of the beginning of fiscal 2005 was approximately $777 million on the weighted average cost method, which was approximately $12 million lower than the inventory balance reported under our retail inventory method. The effect of the change for fiscal 2004 is not determinable as the information required to value inventory on the weighted average cost method for fiscal 2004 is not available.

Under our retail inventory method, ending inventory incorporated shrink, store use, and certain markdowns in an implicit manner and these items did not require an explicit reserve component. Under the weighted average cost method, shrink reserves are an explicit component of our inventory valuation. Upon implementation of the weighted average cost method at the beginning of fiscal 2005, reserves of $29 million were established for shrink in our Michaels stores. Inventory, net of shrink reserves, in our Michaels stores as of the beginning of fiscal 2005, under weighted average cost, was $3 million lower than fiscal 2004 ending inventory under our retail inventory method, net of shrink, store use, and certain markdowns. Other inventory reserves (including excess and obsolescence and lower of cost or market) under the retail inventory method were $4 million and such reserves at the inception of the weighted average cost method were $10 million. The changes in these reserves are a component of the cumulative effect of accounting change reported on our consolidated statement of income.

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

Note 6.  Detail of Certain Balance Sheet Accounts

	February 2,	February 3,
	2008	2007
	(In millions)
Property and equipment:
Land and buildings	$2	$2
Fixtures and equipment	864	840
Leasehold improvements	289	270
	$1,155	$1,112

Accrued liabilities and other:
Salaries, bonuses, and other payroll-related costs	$122	$124
Accrued interest	72	35
Taxes, other than income and payroll	42	47
Gift certificate and gift card liability	23	21
Other	73	63
	$332	$290

Note 7.  Debt

Our debt consisted of the following:

	Interest Rate	Fiscal 2007	Fiscal 2006
		(In millions)

Senior notes	10.000%	$750	$750
Senior subordinated notes	11.375%	400	400
Subordinated discount notes	13.000%	293	259
Senior secured term loan	Variable	2,321	2,344
Asset-based revolving credit facility	Variable	97	206
Other	5.970%	2	—
Total debt		3,863	3,959

Less current portion		122	230

Long-term debt		$3,741	$3,729

10% Senior Notes due 2014

On October 31, 2006, we issued $750 million in principal amount of 10% Senior Notes due November 1, 2014. Interest is payable semi-annually in arrears on each May 1 and November 1, commencing on May 1, 2007. The Senior Notes are guaranteed, jointly and severally, on an unsecured senior basis, by each of our subsidiaries.

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

11 3/8% Senior Subordinated Notes due 2016

On October 31, 2006, we issued $400 million in principal amount of 11 3/8% Senior Subordinated Notes due November 1, 2016.  Interest is payable semi-annually in arrears on each May 1 and November 1, commencing on May 1, 2007. The Senior Subordinated Notes are guaranteed, jointly and severally, on an unsecured senior subordinated basis, by each of our subsidiaries.

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

13% Subordinated Discount Notes due 2016

On October 31, 2006, we issued $469 million in principal amount at maturity of 13% Subordinated Discount Notes due on November 1, 2016. No cash interest is payable on the Subordinated Discount Notes prior to November 1, 2011. Beginning on November 1, 2011, cash interest will accrue and is payable semi-annually in arrears on each May 1 and November 1 (the first cash interest payment date is May 1, 2012). The Subordinated Discount Notes are guaranteed, jointly and severally, on an unsecured subordinated basis, by each of our subsidiaries.

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

Asset-based revolving credit facility

On October 31, 2006, we executed a senior secured asset-based revolving credit facility with Banc of America, N.A. and other lenders (“Asset-based revolving credit facility”). The Asset-based revolving credit facility provides senior secured financing of up to $1.0 billion, subject to a borrowing base as described below. As of February 2, 2008, the borrowing base was $704 million, of which we borrowed $97 million, which was classified as current debt on our balance sheet.  Borrowing capacity is available for letters of credit and borrowings on same-day notice (“Swingline Loans”).

The borrowing base equals the sum of (i) 90% of eligible credit card receivables and debit card receivables; (ii) between 85% and 90% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit; (iii) a percentage of eligible in-transit inventory, less certain reserves; and, (iv) the sum of an additional 10% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit plus an additional 5% of eligible credit card receivables and debit card receivables (collectively, the “last out tranche”), up to a maximum amount of $100 million.

The Asset-based revolving credit facility provides us with the right to request up to $200 million of additional commitments under this facility.  The lenders under this facility are not under any obligation to provide any such additional commitments, and any increase in commitments is subject to customary conditions precedent.  If we were to request any such additional commitments, and the existing lenders or new lenders were to agree to provide such commitments, the facility size could be increased to up to $1.2 billion, but our ability to borrow under this facility would still be limited by the amount of the borrowing base.

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

•                  consolidate or merge; and

•                  create liens.

The covenants limiting dividends and other restricted payments, investments, loans, advances and acquisitions, and prepayments or redemptions of indebtedness, each permit the restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that we must have at least $125 million of pro forma excess availability under the Asset-based revolving credit facility and that we must be in pro forma compliance with the fixed charge coverage ratio described in the next paragraph.

Although the Asset-based revolving credit facility does not require us to comply with any financial ratio maintenance covenants, if we have less than $75 million of excess availability under the Asset-based revolving credit facility at any time, we are not permitted to borrow any additional amounts unless our pro forma Consolidated Fixed Charge Coverage Ratio (as defined in the Asset-based revolving credit facility) is at least 1.1 to 1.0. The Asset-based revolving credit facility also contains certain customary affirmative covenants and events of default.

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

On May 10, 2007, we amended the Senior secured term loan facility to reduce the applicable margin to 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The amendment also provides that if there is a repricing transaction that reduces the interest rate margins prior to May 10, 2008, then each lender will receive a fee equal to 1.0% of the principal amounts of loans that are repriced. Finally, the amendment eliminated the requirement that we maintain a specified consolidated secured debt ratio.

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

The aggregate amounts of scheduled maturities of our debt for the next five years and thereafter are as follows:

Fiscal Year	Amount
(In millions)
2008	$122
2009	25
2010	24
2011	24
2012	24
Thereafter	3,644
3,863
Interest accretion on 13% Subordinated Discount Notes	176
Total	$4,039

The weighted average interest rate of the current portion of our long-term debt as of February 2, 2008 was 6.4%.

The table below provides the carrying and fair values of our fixed rate debt as of February 2, 2008. Fair value of the Notes was determined based on quoted market prices.  The fair value of the Asset-based revolving credit facility and the Senior secured term loan approximate the carry amount due to the variable nature of the interest rates.

	Fixed Rate Debt Fair Value
	Carrying Value	Fair Value
	(In millions)
Senior Notes	$750	$673
Senior Subordinated Notes	400	326
Subordinated Discount Notes	293	223

Unused letters of credit as of February 2, 2008 totaled $55 million.

Note 8.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities as of the respective year-end balance sheets are as follows:

	Deferred Tax Asset (Liability)
	February 2, 2008		February 3. 2007
	Current	Noncurrent	Current	Noncurrent
	(In millions)
Net operating loss, general business credit, and alternative minimum tax credit carryforwards	$—	$16	$—	$10
Accrued expenses	17	2	15	1
Deferred rent	—	16	—	16
Other deferred assets	10	7	10	9
State valuation allowance	—	(9)	—	(6)
Federal valuation allowance	—	(2)	—	—
Depreciation and amortization	—	(27)	—	(41)
Translation adjustment	1	(7)	—	(5)
Workers compensation	17	—	15	—
Other deferred tax liabilities	(14)	—	(5)	(13)
	$31	$(4)	$35	$(29)
Net deferred tax assets		$27		$6

The federal and state income tax provision is as follows:

	Fiscal Year
	2007	2006	2005
	(In millions)
Federal:
Current	$(4)	$34	$98
Deferred	(7)	9	20
Federal income tax provision	(11)	43	118

State:
Current	8	13	14
Deferred	(6)	(2)	(3)
State income tax provision	2	11	11

International:
Current	16	15	11
Deferred	(2)	2	3
International income tax provision	14	17	14

Income tax provision from continued operations	$5	$71	$143

The current federal and state income tax payable for fiscal 2005 includes a reduction in taxes of approximately $57 million, which relates to the change in our tax accounting method, which was approved by the Internal Revenue Service on August 21, 2006.

The reconciliation between the actual income tax provision and the income tax provision calculated by applying the federal statutory rate is as follows:

	Fiscal Year
	2007	2006	2005
	(In millions)
Income tax provision (benefit) at statutory rate	$(6)	$40	$131
State income taxes, net of federal income tax effect	(1)	2	12
Non-deductible goodwill write-off	8	—	—
Non-deductible severance payments	2	—	—
Non-deductible merger related costs	—	25	—
Federal valuation allowance	2	—	—
State valuation allowance	3	6	—
Other	(3)	(2)	—
Total income tax from continued operations	$5	$71	$143

At February 2, 2008, we had state net operating loss carryforwards to reduce future taxable income of approximately $196 million expiring at various dates between fiscal 2008 and fiscal 2028. The valuation allowance related to gross state operating loss carryforwards was increased to $14 million in fiscal 2007 to reserve for state operating loss carryforwards which we believe it is more likely than not that we will be unable to deduct these amounts.  Additionally, we established a valuation allowance of $2 million related to general business and foreign tax credit carryforwards, which we believe it is more likely than not that we will be unable to utilize these credits in future periods.

Uncertain Tax Positions

We operate in a number of tax jurisdictions and are subject to examination of our income tax returns by tax authorities in those jurisdictions who may challenge any item on these tax returns.  Because the tax matters challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain.

Throughout fiscal 2006, in accordance with prior accounting standards, we assessed the ultimate resolution of uncertain tax matters as they arose and established reserves for tax contingencies when we believed an unfavorable outcome was probable and the liability could be reasonably estimated.  As of February 3, 2007, we had tax reserves of $13 million that were recorded as a component of non-current deferred tax liabilities.

Effective February 3, 2007, we adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes.  In accordance with FIN No. 48, we recognized a cumulative-effect adjustment of $1 million, increasing our liability for unrecognized tax benefits, interest and penalties and reducing the February 3, 2007, balance of Retained Earnings.  A reconciliation of the beginning amount of unrecognized tax benefits from adoption of FIN 48 through the end of fiscal 2007 is as follows:

Fiscal Year
2007
(in millions)
Balance at February 3, 2007 upon adoption of FIN 48	$14

Additions based on tax positions related to the current year	1

Additions for tax positions of prior years	2

Reductions for tax positions of prior years	(1)

Settlements with taxing authorities	(2)

Balance at February 2, 2008	$14

Included in the balance of unrecognized tax benefits at February 2, 2008, is $13 million in unrecognized tax benefits, the recognition of which would have an effect on the effective tax rate.  The amount differs from the gross unrecognized tax benefits presented in the table due to the decrease in U.S. federal income taxes that would occur upon recognition of the state tax benefits included therein.

Our policy continues to be to classify all income tax related interest and penalties as income tax expense.  During the year ended February 2, 2008, we recognized $1 million in income tax interest and penalties.  As of February 2, 2008, we have an accrual of $3 million for potential payment of interest and penalties.

We identified our federal tax return, Canadian tax return, and state tax returns in California, Florida, Illinois, New York, North Carolina, Pennsylvania, and Texas as “major” tax jurisdictions.  The periods subject to examination for our federal return are 2002 to present, 2000 to present for our Canadian return, and 2003 to present for all major state returns except for California, North Carolina, and Texas.  These states are subject to examination as follows:   California from 1999 to present, North Carolina from 2001 to present, and Texas from 2002 to present. We do not anticipate significant changes in unrecognized tax benefits during the coming fiscal year.

Note 9.  Share-Based Compensation

On February 15, 2007, our stockholders and Board of Directors approved the 2006 Equity Incentive Plan (“2006 Plan”), which provides for the grant of share-based awards exercisable for up to 14.2 million shares of Common Stock.  Generally, awards vest ratably over five years and expire eight years from the grant date.  Share-based compensation expense for fiscal 2007 was approximately $6 million.

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

As more fully described in Note 5, we elected to early adopt SFAS No. 123(R), Share-Based Payment, in the fourth quarter of fiscal 2005. We applied the provisions of the modified retrospective transition method from the beginning of fiscal 2005. As a result, we recorded compensation expense for unvested awards based on the amounts previously determined for pro forma disclosure under SFAS No. 123, Accounting for Stock-Based Compensation, for the first three quarters of fiscal 2005. Beginning in the fourth quarter of fiscal 2005, compensation cost was recorded based on the grant date fair value of the award and ratably recognized as expense over the effective vesting period.

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

The fair value for options granted under SFAS No. 123(R) was estimated at the date of grant using the Black-Scholes-Merton option valuation model with the following assumptions:

	Fiscal Year
Assumptions (1)	2007	2006	2005
Risk-free interest rates (2)	3.4% - 5.0%	4.6% - 4.9%	3.5% - 4.4%
Expected dividend yield	0.0%	1.0%	0.8% - 1.2%
Expected volatility rates of our Common Stock (3)	30.1% - 38.2%	22.6% - 30.6%	28.3% - 45.7%
Expected life of options (in years) (4)	5.5 - 7.5	2.5 - 3.0	2.5 - 3.2

(1)      Forfeitures were estimated based on historical experience and anticipated events.

(2)      Based on constant maturity interest rates for U.S. Treasury instruments with terms consistent with the expected lives of the awards.

(3)      We considered both the historical volatility as well as implied volatilities from the exchange-traded options on the common stock from a peer group of companies.

(4)      Expected lives were based on an analysis of historical exercise and post-vesting employment termination behavior.

Our fiscal 2007 stock option activity and other summary data are summarized in the following tables:

	Fiscal Year 2007 Activity
	Outstanding				Outstanding
	at Beginning			Forfeited/	at End of
	of Year	Granted	Exercised	Expired	Year
	(In millions, except per share data)

Number of options	—	14	—	(3)	11
Weighted average exercise price	$—	$26.25	$—	$26.25	$26.25

As of the beginning of fiscal 2007, there were no options outstanding.  At the end of fiscal 2007, all outstanding options were nonvested.

	Fiscal Year
	2007	2006	2005
	(In millions, except per share data)
Weighted average fair value of options granted during the year (per share)	$3.82	$2.47	$4.16

Total intrinsic value of options exercised during the year	—	214	58

Total fair value of options that vested during the year	—	78	26

As of February 2, 2008, there are 133,333 shares of restricted stock outstanding.

Note 10.  Retirement Plans

We sponsor a 401(k) Savings Plan for our eligible employees and certain of our subsidiaries. Participation in the 401(k) Savings Plan is voluntary and available to any employee who is 21 years of age and has completed 500 hours of service in a six-month eligibility period. Participants may elect to contribute up to 15% of their considered compensation on a pre-tax basis and up to 10% on an after-tax basis. In accordance with the provisions of the 401(k) Savings Plan, we make a matching cash contribution to the account of each participant in an amount equal to 50% of the participant’s pre-tax contributions that do not exceed 6% of the participant’s considered compensation for the year. Matching contributions, and the actual earnings thereon, vest to the participants based on years of continuous service, with 100% vesting after three years. Our matching contribution expense, net of forfeitures, was $3 million for each of fiscal 2007, 2006 and 2005.

Note 11.  Commitments and Contingencies

Commitments

We operate stores and use distribution centers, office facilities, and equipment that are generally leased under non-cancelable operating leases, the majority of which provide for renewal options. Future minimum annual rental commitments for capital leases and all non-cancelable operating leases as of February 2, 2008 are as follows (in millions):

For the Fiscal Year:	Operating Leases	Capital Leases
2008	$319	$10
2009	301	—
2010	260	—
2011	217	—
2012	175	—
Thereafter	473	—
Total minimum rental commitments	$1,745	$10

Rental expense applicable to non-cancelable operating leases was $293 million, $280 million, and $263 million, in fiscal 2007, 2006, and 2005, respectively.

As of February 2, 2008, we had commitments outstanding for purchase obligations related to merchandise inventories of approximately $41 million.

Shareholder Claims

State Court Litigation

The Company was a defendant in a consolidated action filed by purported former shareholders Julie Fathergill, Feivel Gottlieb, and Roberta Schuman, who sought to represent a class of other former shareholders.  The action was a consolidation of three previously-filed lawsuits and was pending in the 192nd District Court for Dallas County, Texas.  The plaintiffs’ claims arose out of the Merger and, in addition to Michaels, the plaintiffs named as defendants certain former and then-current officers and directors of Michaels and certain other entities involved in the Merger or affiliated therewith.  The plaintiffs alleged that the Merger was procedurally and financially unfair to Michaels’ then-shareholders and asserted claims for breach of fiduciary duty against the individual defendants and claims for aiding and abetting such breaches against the entities.  Among other things, plaintiffs sought (i) a declaration that the Merger was void and ordering it rescinded; (ii) an accounting for, disgorgement of, and the imposition of a constructive trust on, property and profits received by the defendants; and (iii) unspecified damages, including rescissory damages. As reported in our Form 10-Q for the quarterly period ended August 4, 2007, plaintiffs Feivel Gottlieb and Roberta Schuman voluntarily dismissed their claims in July 2007.  In December 2007, the parties reached a settlement of Julie Fathergill’s claims.  The terms of the parties’ agreement are confidential but had no material effect on our financial condition.  The court granted Ms. Fathergill’s motion to dismiss on December 28, 2007.

Federal Court Litigation

The Company is also a defendant in an action filed on September 6, 2006 by a former purported shareholder, Massachusetts Laborers’ Annuity Fund, which seeks to represent a class of other former shareholders.  This action has been consolidated with two other actions filed by other purported former shareholders and is pending in the United States District Court, Northern District of Texas, Dallas Division.  By an order dated December 8, 2006, Massachusetts Laborers’ Annuity Fund was named the lead plaintiff in this action.  On July 5, 2007 the lead plaintiff filed a first amended consolidated class action complaint, which names Michaels and certain of its current and former officers and directors as defendants.  The amended complaint alleges that the defendants misrepresented and/or omitted material facts in Michaels’ annual proxy statements for 2004, 2005 and 2006, including, among others, failing to disclose:  (a) Michaels’ and the defendants’ alleged option backdating practices; (b) information regarding transactions and holdings of Michaels Common Stock by certain trusts owned by or for the benefit of two of Michaels’ former officers and directors and their family members; and (c) that Michaels and the defendants had reported false financial statements as a result of those practices.  Further, the amended complaint makes allegations regarding the Company’s financial restatement of periods prior to 2006, as well as the Merger In the amended complaint, the lead plaintiff asserts claims against all defendants for violations of Section 14(a) of the Securities Exchange Act of 1934, Rule 14a-9 promulgated thereunder, and Section 20(a) of the Securities Exchange Act of 1934.  The lead plaintiff seeks, among other relief, (a) an indeterminate amount of damages, (b) pre-judgment and post-judgment interest, (c) an award of attorneys’ fees and costs, and (d) equitable or injunctive relief, including the rescission of stock option grants.  We are unable to estimate a range of possible loss, if any, in these claims, and intend to defend this lawsuit vigorously.

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

DeJoseph Claim

On December 29, 2006, John DeJoseph, a former Michaels store manager in Valencia, California, commenced a purported class action proceeding against Michaels Stores, Inc. on behalf of himself and current and former salaried store employees employed in California from May 10, 2002 to the present. The DeJoseph suit was filed in the Superior Court of California, County of Los Angeles.  The DeJoseph suit alleges that Michaels failed to pay overtime wages, provide meal periods, accurately record hours worked, provide itemized employee wage statements, and that Michaels unlawfully made deductions from employees’ earnings.  The DeJoseph suit additionally alleges that the foregoing conduct was in breach of California’s unfair competition law.  The plaintiff seeks injunctive relief, damages for unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs.  In January 2008, the plaintiff submitted a brief in support of class certification.  We contested class certification by filing responding materials on March 14, 2008.  We believe we have certain meritorious defenses and intend to defend this lawsuit vigorously. We are unable to estimate a range of loss, if any, in this case.

Torgerson Claim

On January 26, 2007, Katherine Torgerson, a former “lead framer” for Aaron Brothers in San Diego, California, filed a purported class action proceeding in the Superior Court of California, County of San Diego.  Torgerson filed this action against Aaron Brothers, Inc. on behalf of herself and all current and former California-based leads or keyholders.  The Torgerson suit alleges that Aaron Brothers failed to provide its leads and keyholders with adequate meal and rest breaks (or compensation in lieu thereof) and accurate wage statements.  The Torgerson suit additionally alleges that the foregoing conduct was in breach of California’s unfair competition law.   The plaintiff seeks injunctive relief, compensatory damages, meal and rest break penalties, waiting time penalties, interest, and attorneys’ fees and costs.  The parties participated in voluntary mediation on July 10, 2007 and have reached a tentative settlement of the case.  Subject to final court approval, the parties have agreed to a claims made process, with no material impact on our statement of operations, balance sheet, or cash flows for any period presented.

Hernandez Claim

On April 12, 2007, Antonio Hernandez and five other floor care contractor employees filed a purported class action proceeding in Superior Court of California, County of Orange.  The plaintiffs filed this action against Michaels Stores, Inc., Marshalls and TJ Maxx on behalf of themselves and all similarly-situated individuals in California.  The Hernandez suit alleges that they were joint employees with Michaels, Marshalls, TJ Maxx, and Creative Building Maintenance.  The suit also alleges that Michaels’ conduct violates California’s unfair competition law.  The plaintiffs seek injunctive relief, damages for unpaid overtime, itemized wage statement penalties, meal and rest break penalties, interest, and attorneys’ fees.  We intend to contest certification of this claim as a class action.  Further, we believe we have certain defenses on the merits and intend to defend this lawsuit vigorously.  We are unable to estimate a range of possible loss, if any, in this claim.

Palmer Claim

On August 30, 2007, Rebecca Palmer, a consumer, filed a purported class action proceeding in Superior Court of California, County of San Diego.  Palmer filed this action against Michaels Stores, Inc., on behalf of herself and all similarly-situated California consumers.  The Palmer suit alleges that Michaels unlawfully requested and recorded personally identifiable information (i.e., her zip code) as part of a credit card transaction.  The plaintiff seeks statutory penalties, interest, and attorneys’ fees.  We intend to contest certification of this claim as a class action.  Further, we believe we have certain defenses on the merits and intend to defend this lawsuit vigorously.  We are unable to estimate a range of possible loss, if any, in this claim.

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

We understand that Charles Wyly and Sam Wyly and/or certain of their family members are beneficiaries of irrevocable non-U.S. trusts. The 1996 and 1997 private placement sales by us of Michaels securities to subsidiaries of certain of these trusts were disclosed by us in filings with the SEC. The transfer by Charles Wyly and/or Sam Wyly (or by other Wyly family members or family-related entities) of Michaels securities to certain of these trusts and subsidiaries was also disclosed in filings with the SEC by us and/or by Charles Wyly and Sam Wyly. Based on information provided to us, our SEC filings prior to 2005 did not report securities owned by the non-U.S. trusts or their corporate subsidiaries as beneficially owned by Charles Wyly and Sam Wyly.

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

The Company’s Audit Committee conducted an internal review into the Company’s historical stock options practices, including a review of the Company’s underlying option grant documentation and procedures and related accounting.  The Audit Committee’s internal review was conducted with the assistance of independent legal counsel and outside accounting experts.  The Company voluntarily reported the commencement of this review to the SEC.

The Audit Committee review focused principally on the question of whether there may have been intentional wrongdoing in the Company’s historical stock options granting practices.  On August 25, 2006, the Audit Committee’s independent legal counsel presented to the Audit Committee its final report, which stated that the investigation did not support a conclusion that there was intentional misconduct.  Based on the independent counsel report, the Audit Committee concluded that the results of the investigation did not support a finding of intentional misconduct.

The Company also conducted a separate internal review of historical stock option practices and related accounting issues from 1990 through the Merger date.  In this review, the Company was advised, with respect to specific Delaware law issues, by independent Delaware counsel and, with respect to specific Texas law issues, by independent Texas counsel.  Management of the Company discussed its internal review and related judgments with the Company’s independent registered public accounting firm and the Board of Directors and Audit Committee.  Notwithstanding that the Audit Committee concluded that the results of the investigation did not support a finding of intentional misconduct, the Company identified accounting issues related to certain of the stock option grants prior to October 2001.  As a result, and as previously reported in our Annual Report on Form 10-K for fiscal year 2006, in fiscal 2007 we made adjustments to our beginning retained earnings balance for fiscal 2002 by recording additional non-cash compensation cost of approximately $27 million, net of income tax benefits of approximately $13 million.

A pending shareholder lawsuit against the Company, the then-current and certain former directors, and certain then-current and former officers of Michaels also includes claims relating to the Company’s historical stock options practices. See “Shareholder Claims — Federal Court Litigation” above.

General

We are a defendant from time to time in lawsuits incidental to our business. Based on currently available information, we believe that resolution of all known contingencies is uncertain. There can be no assurance that future costs of such litigation would not be material to our financial position, results of operations, or cash flows.

Note 12.  Concentration of Credit Risk

We periodically invest our excess cash and equivalents in money market funds and trusts which are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other financial or government institution. We also deposit a portion of our cash and equivalents with numerous federally-insured financial institutions, the balances of which often exceed $100,000. The Federal Deposit Insurance Corporation insures each account up to a maximum of $100,000 of the aggregate account balance with each institution. We believe counterparty default risk is low as we only use financial institutions with investment grade ratings or funds and trusts which invest in securities with investment grade ratings and that possess the necessary liquidity to satisfy our redemption needs.

Note 13.  Segments and Geographic Information

We consider our Michaels and Aaron Brothers operations to be our operating segments for purposes of determining reportable segments based on the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. We determined that our Michaels and Aaron Brothers operating segments have similar economic characteristics and meet the aggregation criteria set forth in paragraph 17 of SFAS No. 131. Therefore, we combine both operating segments into one reporting segment.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1.

Our chief operating decision makers evaluate historical operating performance, plan and forecast future periods’ operating performance, and base incentive compensation targets for certain management personnel on earnings before interest, income taxes, and depreciation and amortization (“EBITDA”). A reconciliation of income before income taxes, discontinued operations and cumulative effect of accounting change to EBITDA is presented below.

	Fiscal Year
	2007	2006	2005
Income before income taxes, discontinued operations and cumulative effect of accounting change	$(17)	$115	$375
Interest expense	378	105	22
Interest income	(1)	(10)	(8)
Depreciation and amortization	125	119	100
EBITDA	$485	$329	$489

Our sales and assets by country are as follows:

	Net Sales	Total Assets
	(in millions)
Fiscal 2007:
United States	$3,558	$1,507
Canada	304	107
Consolidated total	$3,862	$1,614

Fiscal 2006:
United States	$3,578	$1,610
Canada	265	83
Consolidated total	$3,843	$1,693

Fiscal 2005:
United States	$3,434	$1,810
Canada	225	66
Consolidated total	$3,659	$1,876

We present assets based on their physical, geographic location. Certain assets located in the United States are also used to support our Canadian operations, but we do not allocate these assets to Canada.

Note 14.  Related Party Transactions

We pay annual management fees to the Sponsors in the amount of $12 million and an annual management fee to Highfields Capital Management LP in the amount of  $1 million. We recognized $13 million and $3 million of expense in fiscal 2007 and 2006, respectively, related to annual management fees.

As more fully described in Note 4, during fiscal 2006, we paid the Sponsors transaction fees totaling $60 million in connection with services provided by them related to the Merger. We recognized $24 million of the Sponsor transaction fees as an expense, capitalized $27 million of the fees as debt issuance costs, and classified $9 million as equity issuance costs.  We also reimbursed the Sponsors, or paid on their behalf, Merger-related fees of $15 million incurred by them.  Of the $15 million, we expensed $9 million and capitalized $6 million as debt issuance costs.

Bain Capital owns a majority ownership stake in an external vendor we utilize to print our circular advertisements.  Expenses associated with this vendor during fiscal 2007 and fiscal 2006 were $46 million and $44 million, respectively.  These expenses are included in selling, general and administrative expense on the consolidated statements of operations

During the first quarter of fiscal 2007, The Blackstone Group acquired a majority ownership stake in an external vendor we utilize to count our store inventory. Expenses associated with this vendor during fiscal 2007 were $5 million.  These expenses are included in selling, general and administrative expense on the consolidated statements of operations.

During the third quarter of fiscal 2007, Bain Capital acquired an ownership stake in an external vendor we utilize for non-merchandise supplies.  Expenses associated with this vendor during fiscal 2007 were approximately $3 million.  These expenses are included in selling, general and administrative expense on the consolidated statements of operations.

During the fourth quarter of fiscal 2006, we executed a participation agreement with CoreTrust Purchasing Group (“CPG”), which designates CPG as our exclusive supplier of certain non-merchandise supplies and equipment. In exchange, we are offered non-merchandise supplies and equipment from a variety of vendors at a pre-determined price. We do not pay any fees to participate in this group arrangement, and we can terminate our participation prior to the expiration of the agreement without penalty. The vendors separately pay fees to CPG for access to its consortium of customers. The Blackstone Group, one of our Sponsors, entered into an agreement with CPG whereby The Blackstone Group receives a portion of the gross fees vendors pay to CPG based on the volume of purchases made by us and other participants.

During fiscal 2007, officers of Michaels Stores, Inc. and its subsidiaries were offered the opportunity to purchase shares of our Common Stock. We sold  541,006 shares, or approximately $8 million, of our Common Stock at a price of $15 per share to certain officers. Also, we repurchased 93,333 shares of our Common Stock at $15 per share from officers who are no longer with the Company.

In connection with the consummation of the Merger, the Company entered into a Separation Agreement with each of Charles Wyly and Sam Wyly, executive officers and directors of the Company prior to the Merger.  Under the Separation Agreements, each of Charles Wyly and Sam Wyly received a lump sum payment of $3 million in exchange for his agreement to adhere to certain non-competition, non-solicitation and confidentiality restrictions. We are amortizing these Separation Agreements over two years.

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

Note 15.  Condensed Consolidating Financial Information

All of the Company’s obligations under the Senior notes, Senior subordinated notes, Subordinated discount notes, Senior secured term loan, and Asset-based revolving credit facility are guaranteed by the Parent and Guarantor subsidiaries.  Currently, there are no non-

guarantor subsidiaries.  The following condensed consolidating financial information represents the financial information of Michaels Stores, Inc. and its wholly-owned subsidiary guarantors, prepared on the equity basis of accounting.  The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X.  The financial information may not necessarily be indicative of results of operations, cash flows, or financial position had the subsidiary guarantors operated as independent entities.

Supplemental Condensed Consolidating Statement of Operations

	Fiscal Year 2007
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$3,383	$2,012	$(1,533)	$3,862
Cost of sales and occupancy expense	2,274	1,642	(1,533)	2,383
Gross profit	1,109	370	—	1,479
Selling, general, and administrative expense	918	133	—	1,051
Transaction expenses	29	—	—	29
Goodwill impairment	—	22	—	22
Related party expenses	17	—	—	17
Store pre-opening costs	5	1	—	6
Operating income	140	214	—	354
Interest expense	378	—	—	378
Other (income) and expense, net	(1)	(6)	—	(7)
Intercompany charges (income)	79	(79)	—	—
Equity in earnings of subsidiaries	299	—	(299)	—
Income (loss) before income taxes and discontinued operations	(17)	299	(299)	(17)
Provision (benefit) for income taxes	(3)	120	(112)	5
Income (loss) before discontinued operations	(14)	179	(187)	(22)
Discontinued operations loss, net of income tax	(10)	—	—	(10)
Net income (loss)	$(24)	$179	$(187)	$(32)

Supplemental Condensed Consolidating Statement of Operations

	Fiscal Year 2006
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$3,393	$1,867	$(1,417)	$3,843
Cost of sales and occupancy expense	2,281	1,500	(1,417)	2,364
Gross profit	1,112	367	—	1,479
Selling, general, and administrative expense	904	119	—	1,023
Transaction expenses	205	—	—	205
Goodwill impairment	—	—	—	—
Related party expenses	38	—	—	38
Store pre-opening costs	4	1	—	5
Operating (loss) income	(39)	247	—	208
Interest expense	105	—	—	105
Other (income) and expense, net	(12)	—	—	(12)
Intercompany charges (income)	83	(83)	—	—
Equity in earnings of subsidiaries	330	—	(330)	—
Income (loss) before income taxes and discontinued operations	115	330	(330)	115
Provision (benefit) for income taxes	71	126	(126)	71
Income (loss) before discontinued operations	44	204	(204)	44
Discontinued operations loss, net of income tax	(3)	—	—	(3)
Net income (loss)	$41	$204	$(204)	$41

Supplemental Condensed Consolidating Statement of Operations

	Fiscal Year 2005
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$3,246	$1,730	$(1,317)	$3,659
Cost of sales and occupancy expense	2,211	1,394	(1,317)	2,288
Gross profit	1,035	336	—	1,371
Selling, general, and administrative expense	864	113	—	977
Transaction expenses	—	—	—	—
Goodwill impairment	—	—	—	—
Related party expenses	—	—	—	—
Store pre-opening costs	6	1	—	7
Operating income	165	222	—	387
Interest expense	22	—	—	22
Other (income) and expense, net	(9)	(1)	—	(10)
Intercompany charges (income)	88	(88)	—	—
Equity in earnings of subsidiaries	311	—	(311)	—
Income before income taxes, discontinued operations and cumulative effect of accounting change	375	311	(311)	375
Provision (benefit) for income taxes	143	119	(119)	143
Income (loss) before discontinued operations and cumulative effect of accounting change	232	192	(192)	232
Discontinued operations loss, net of income tax	(4)	—	—	(4)
Cumulative effect of accounting change, net of income tax of $5 million	(7)	—	—	(7)
Net income	$221	$192	$(192)	$221

Supplemental Condensed Consolidating Balance Sheet

	February 2, 2008
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$26	$3	$—	$29
Merchandise inventories	622	223	—	845
Intercompany receivables	—	250	(250)	—
Other	61	45	—	106
Total current assets	709	521	(250)	$980
Property and equipment, net	308	125	—	433
Goodwill, net	94	—	—	94
Investment in subsidiaries	325	—	(325)	—
Other assets	91	16	—	107
Total assets	$1,527	$662	$(575)	$1,614

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$29	$192	$—	$221
Accrued liabilities and other	249	83	—	332
Current portion of long-term debt	122	—	—	122
Intercompany payable	250	—	(250)	—
Other	(37)	41	—	4
Total current liabilities	613	316	(250)	679
Long-term debt	3,741	—	—	3,741
Other long-term liabilities	65	21	—	86
Total stockholders’ equity (deficit)	(2,892)	325	(325)	(2,892)
Total liabilities and stockholders’ equity (deficit)	$1,527	$662	$(575)	$1,614

Supplemental Condensed Consolidating Balance Sheet

	February 3, 2007
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$27	$3	$—	$30
Merchandise inventories	638	202	—	840
Intercompany receivables	—	178	(178)	—
Other	111	19	—	130
Total current assets	776	402	(178)	$1,000
Property and equipment, net	320	122	—	442
Goodwill, net	94	22	—	116
Investment in subsidiaries	310	—	(310)	—
Other assets	121	14	—	135
Total assets	$1,621	$560	$(488)	$1,693

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$69	$145	$—	$214
Accrued liabilities and other	221	69	—	290
Current portion of long-term debt	230	—	—	230
Intercompany payable	178	—	(178)	—
Other	(3)	11	—	8
Total current liabilities	695	225	(178)	742
Long-term debt	3,729	—	—	3,729
Other long-term liabilities	72	25	—	97
Total stockholders’ equity (deficit)	(2,875)	310	(310)	(2,875)
Total liabilities and stockholders’ equity (deficit)	$1,621	$560	$(488)	$1,693

Supplemental Condensed Consolidating Statement of Cash Flows

	Fiscal Year 2007
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net cash provided by operating activities	$236	$244	$(212)	$268

Investing activities:
Cash paid for property and equipment	(68)	(32)	—	(100)
Net cash used in investing activities	(68)	(32)	—	(100)

Financing activities:
Net borrowings (repayments) of long-term debt	(134)	—	—	(134)
Intercompany dividends	—	(212)	212	—
Other financing activities	(35)	—	—	(35)
Net cash used in financing activities	(169)	(212)	212	(169)

Increase (decrease) in cash and equivalents	(1)	—	—	(1)
Beginning cash and cash equivalents	27	3	—	30
Ending cash and cash equivalents	$26	$3	$—	$29

Supplemental Condensed Consolidating Statement of Cash Flows

	Fiscal Year 2006
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net cash provided by operating activities	$133	$206	$(182)	$157

Investing Activities:
Cash paid for property and equipment	(108)	(35)	—	(143)
Net cash used in investing activities	(108)	(35)	—	(143)

Financing Activities:
Net borrowing of long-term debt	3,825	—	—	3,825
Equity investment of the Sponsors	1,649	—	—	1,649
Payment for old Common Stock in the Merger	(5,806)	—	—	(5,806)
Cash dividends paid to stockholders	(58)	—	—	(58)
Intercompany dividends	—	(182)	182	—
Repurchase of Old Common Stock	(66)	—	—	(66)
Other financing activities	50	(30)	—	20
Net cash used in financing activities	(406)	(212)	182	(436)
Decrease in cash and equivalents	(381)	(41)	—	(422)
Beginning cash and cash equivalents	408	44	—	452
Ending cash and equivalents	$27	$3	$—	$30

Supplemental Condensed Consolidating Statement of Cash Flows

	Fiscal Year 2005
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net cash provided by operating activities	$324	$183	$(143)	$364

Investing Activities:
Cash paid for property and equipment	(95)	(23)	—	(118)
Net Sales (purchases) of short-term investments	50	—	—	50
Net cash used in investing activities	(45)	(23)	—	(68)

Financing Activities:
Net borrowing of long-term debt	(209)	—	—	(209)
Cash dividends paid to stockholders	(46)	—	—	(46)
Intercompany dividends	—	(143)	143	—
Repurchase of Old Common Stock	(191)	—	—	(191)
Other financing activities	67	—	—	67
Net cash used in financing activities	(379)	(143)	143	(379)

Increase (decrease) in cash and equivalents	(100)	17	—	(83)
Beginning cash and cash equivalents	508	28	—	536
Ending cash and equivalents	$408	$45	$—	$453

MICHAELS STORES, INC.

UNAUDITED SUPPLEMENTAL QUARTERLY FINANCIAL DATA

(in millions)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2007 (1):
Net sales	$839	$788	$934	$1,301
Cost of sales and occupancy expense	513	498	591	781
Gross profit	326	290	343	520
Selling, general, and administrative expense (2)	254	242	262	293
Operating income	60	27	67	200
(Loss) income before discontinued operations and cumulative effect of accounting change	(22)	(43)	(13)	56
Net (loss) income	(23)	(44)	(18)	53

Fiscal 2006 (1):
Net sales	$828	$764	$890	$1,361
Cost of sales and occupancy expense	510	490	572	792
Gross profit	318	274	318	569
Selling, general, and administrative expense	234	231	253	305
Operating income	78	33	55	42
Income (loss) before discontinued operations and cumulative effect of accounting change	53	22	36	(67)
Net income (loss)	52	21	35	(67)

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. Our interim periods each contain 13 weeks, with the first quarter ending on a Saturday 13 weeks after the end of our previous fiscal year. For fiscal years that contain 53 weeks, our fourth quarter contains 14 weeks.

(1)    Amounts have been adjusted from amounts previously reported on our Forms 10-K and 10-Q to reflect discontinued operations, as applicable, for each period.

(2)    Fiscal 2007 selling, general, and administrative expense amounts have been adjusted from amounts previously reported on our Forms 10-Q to include expenses associated with an external vendor, owned by The Blackstone Group, who provides inventory count services. These expenses were previously reported as Related Party Expenses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 3, 2008	MICHAELS STORES, INC.

	By:	/s/ Jeffrey N. Boyer
Jeffrey N. Boyer
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brian C. Cornell	Chief Executive Officer	April 3, 2008
Brian C. Cornell	(Principal Executive Officer)

/s/ Jeffrey N. Boyer	President and Chief Financial Officer	April 3, 2008
Jeffrey N. Boyer	(Principal Financial and Accounting Officer)

/s/ Josh Bekenstein	Director	April 3, 2008
Josh Bekenstein

/s/ Michael S. Chae	Director	April 3, 2008
Michael S. Chae

/s/ Todd Cook	Director	April 3, 2008
Todd Cook

Director
Matthew Kabaker

/s/ Lewis Klessel	Director	April 3, 2008
Lewis Klessel

Director
Matthew S. Levin

/s/ David McVeigh	Director	April 3, 2008
David McVeigh

/s/ James A. Quella	Director	April 3, 2008
James A. Quella

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
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

10.1	Michaels Stores, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on February 21, 2007, SEC File No. 001-09338).*

10.2	Form of Stock Option Agreement under the Registrant’s 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on February 21, 2007, SEC File No. 001-09338).*

10.3	Form of Change in Control Severance Agreement (previously filed as Exhibit 10.2 to Form 10-Q filed by Registrant on June 13, 2006, SEC File No. 001-09338).*

10.4	Form of Change in Control Retention Bonus Plan (previously filed as Exhibit 10.3 to Form 10-Q filed by Registrant on June 13, 2006, SEC File No. 001-09338).*

10.5	Fiscal Year 2007 Bonus Plan for Chief Executive Officer (previously filed as Exhibit 10.3 to Form 10-Q filed by Registrant on June 11, 2007, SEC File No. 001-09338).*

10.6	Fiscal Year 2007 Bonus Plan for President and Chief Financial Officer (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on March 30, 2007, SEC File No. 001-09338).*

10.7	Fiscal Year 2007 Bonus Plan for President and Chief Operating Officer (previously filed as Exhibit 10.2 to Form 8-K filed by Registrant on March 30, 2007, SEC File No. 001-09338).*

10.8	Fiscal Year 2007 Bonus Plan for Executive Vice President—Specialty Businesses (previously filed as Exhibit 10.3 to Form 8-K filed by Registrant on March 30, 2007, SEC File No. 001-09338).*

10.9	Fiscal Year 2007 Bonus Plan for Executive Vice President—Store Operations (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on May 30, 2007, SEC File No. 001-09338).*

10.10	Fiscal Year 2007 Bonus Plan, as amended, for Executive Vice President—Supply Chain (previously filed as Exhibit 10.2 to Form 8-K filed by Registrant on May 30, 2007, SEC File No. 001-09338).*

10.11	Fiscal Year 2007 Bonus Plan, as amended, for Executive Vice President—Chief Merchant (previously filed as Exhibit 10.3 to Form 8-K filed by Registrant on May 30, 2007, SEC File No. 001-09338).*

10.12

Compensation Policy Regarding Company Cars for Chief Executive Officer and President and Chief Financial Officer (previously filed as Exhibit 10.1 to Form 10-Q filed by Registrant on September 14, 2007, SEC File No. 001-09338).*

10.13

Employment Agreement, dated June 4, 2007, between Michaels Stores, Inc. and Brian C. Cornell (previously filed as Exhibit 10.2 to Form 10-Q filed by Registrant on June 11, 2007, SEC File No. 001-09338).*

10.14

Restricted Stock Award Agreement, dated June 4, 2007, between Michaels Stores, Inc. and Brian C. Cornell (previously filed as Exhibit 10.4 to Form 10-Q filed by Registrant on June 11, 2007, SEC File No. 001-09338).*

10.15

Stock Option Agreement, dated June 4, 2007, between Michaels Stores, Inc. and Brian C. Cornell (previously filed as Exhibit 10.5 to Form 10-Q filed by Registrant on June 11, 2007, SEC File No. 001-09338).*

10.16	Separation and Release Agreement, dated July 27, 2007, between Michaels Stores, Inc. and Gregory A. Sandfort (filed herewith).*

10.17	Letter Agreement effective July 27, 2007, between Michaels Stores, Inc. and Gregory A. Sandfort (filed herewith).*

10.20

Stockholders Agreement, dated as of October 31, 2006, among Michaels Stores, Inc. and certain stockholders thereof (previously filed as Exhibit 10.1 to Form 10-Q filed by Registrant on December 7, 2006, SEC File No. 001-09338).

10.21

Amended and Restated Stockholders Agreement, dated as of February 16, 2007, among Michaels Stores, Inc. and certain stockholders thereof (previously filed as Exhibit 10.23 to Form 10-K filed by Registrant on May 3, 2007, SEC File No. 001-09338).

10.22

Management Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Bain Capital Partners, LLC and Blackstone Management Partners V LLC (previously filed as Exhibit 10.2 to Form 10-Q filed by Registrant on December 7, 2006, SEC File No. 001-09338).*

10.23

Management Agreement, dated as of October 31, 2006, between Michaels Stores, Inc. and Highfields Capital Management LP (previously filed as Exhibit 10.3 to Form 10-Q filed by Registrant on December 7, 2006, SEC File No. 001-09338).*

10.24

Separation Agreement, dated October 31, 2006, between Charles J. Wyly, Jr. and Michaels Stores, Inc. (previously filed as Exhibit 10.27 to Form 10-K filed by Registrant on May 3, 2007, SEC File No. 001-09338).*

10.25	Separation Agreement, dated October 31, 2006, between Sam Wyly and Michaels Stores, Inc. (previously filed as Exhibit 10.28 to Form 10-K filed by Registrant on May 3, 2007, SEC File No. 001-09338).*

10.26

Form of Director Indemnification Agreement between Michaels Stores, Inc. and certain directors thereof (previously filed as Exhibit 10.36 to Form 10-K filed by Registrant on March 30, 2006, SEC File No. 001-09338).

10.27

Form of Officer Indemnification Agreement between Michaels Stores, Inc. and certain officers thereof (previously filed as Exhibit 10.37 to Form 10-K filed by Registrant on March 30, 2006, SEC File No. 001-09338).

10.28

Term Lease Master Agreement between IBM Credit Corporation as Lessor and Michaels Stores, Inc. as Lessee (previously filed as Exhibit 10.18 to Form 10-K filed by Registrant on May 2, 1997, SEC File No. 000-11822).

10.29

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

10.30

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

10.31

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

10.32

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

21.1	Subsidiaries of Michaels Stores, Inc. (previously filed as Exhibit 21.1 to Form 10-K filed by Registrant on April 11, 2005, SEC File No. 001-09338).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certifications of Brian C. Cornell pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Jeffrey N. Boyer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*  Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.