Form 10-Q
period 2008-05-03
MICHAELS STORES INC
filed 2008-06-06
CIK 740670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2008

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of May 31, 2008, 118,477,068 shares of the Registrant’s Common Stock were outstanding.

MICHAELS STORES, INC.

FORM 10-Q

MICHAELS STORES, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MICHAELS STORES, INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)
(Unaudited)

	May 3,	February 2,	May 5,
	2008	2008	2007
ASSETS
Current assets:
Cash and equivalents	$42	$29	$45
Merchandise inventories	841	845	871
Prepaid expenses and other	70	70	76
Deferred income taxes	31	31	35
Income tax receivable	19	5	50
Current assets - discontinued operations	—	—	8
Total current assets	1,003	980	1,085
Property and equipment, at cost	1,168	1,155	1,129
Less accumulated depreciation	(748)	(722)	(682)
	420	433	447
Goodwill	94	94	116
Debt issuance costs, net of accumulated amortization of $26 at May 3, 2008; $22 at February 2, 2008; and $9 at May 5, 2007	99	103	116
Other assets	3	4	8
Non-current assets - discontinued operations	—	—	6
	196	201	246
Total assets	$1,619	$1,614	$1,778

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$191	$221	$238
Accrued liabilities and other	273	332	256
Current portion of long-term debt	235	122	345
Current liabilities - discontinued operations	2	4	—
Total current liabilities	701	679	839
Long-term debt	3,744	3,741	3,731
Deferred income taxes	4	4	16
Other long-term liabilities	79	80	81
Long-term liabilities - discontinued operations	1	2	1
Total long-term liabilities	3,828	3,827	3,829
	4,529	4,506	4,668
Commitments and contingencies
Stockholders’ deficit:
Common Stock, $0.10 par value, 220,000,000 shares authorized; 118,415,735 shares issued and outstanding at May 3, 2008; 118,421,069 shares issued and outstanding at February 2, 2008; 118,262,731 shares issued and outstanding at May 5, 2007	12	12	12
Additional paid-in capital	16	12	6
Accumulated deficit	(2,947)	(2,926)	(2,918)
Accumulated other comprehensive income	9	10	10
Total stockholders’ deficit	(2,910)	(2,892)	(2,890)
Total liabilities and stockholders’ deficit	$1,619	$1,614	$1,778

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)
(Unaudited)

	Quarter Ended
	May 3,	May 5,
	2008	2007
Net sales	$847	$839
Cost of sales and occupancy expense	521	513
Gross profit	326	326
Selling, general, and administrative expense	272	254
Transaction expenses	—	6
Related party expenses	4	4
Store pre-opening costs	2	2
Operating income	48	60
Interest expense	78	95
Other (income) and expense, net	—	(3)
Loss before income taxes and discontinued operations	(30)	(32)
Income tax benefit	(10)	(10)
Loss before discontinued operations	(20)	(22)
Discontinued operations loss, net of income tax	—	(1)
Net loss	$(20)	$(23)

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
(Unaudited)

	Quarter Ended
	May 3,	May 5,
	2008	2007
Operating activities:
Net loss	$(20)	$(23)
Adjustments:
Depreciation and amortization	31	31
Share-based compensation	3	1
Deferred financing costs amortization	4	4
Accretion of subordinated discount notes	9	8
Changes in assets and liabilities:
Merchandise inventories	4	(31)
Prepaid expenses and other	—	(3)
Deferred income taxes and other	1	(14)
Accounts payable	(38)	13
Accrued interest	(53)	(29)
Accrued liabilities and other	(9)	2
Income taxes receivable	(13)	(9)
Other long-term liabilities	(2)	(1)
Net cash used in operating activities	(83)	(51)

Investing activities:
Additions to property and equipment	(21)	(28)
Net cash used in investing activities	(21)	(28)

Financing activities:
Borrowings on asset-based revolving credit facility	304	448
Payments on asset-based revolving credit facility	(193)	(333)
Repayments on senior secured term loan facility	(6)	(6)
Equity investment of Management	—	4
Repurchase of Common Stock	—	—
Payment of capital leases	(3)	(4)
Change in cash overdraft	14	(15)
Other	1	—
Net cash provided by financing activities	117	94

Net increase in cash and equivalents	13	15
Cash and equivalents at beginning of period	29	30
Cash and equivalents at end of period	$42	$45

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended May 3, 2008
(Unaudited)

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Michaels Stores, Inc. and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. All expressions of the “Company”, “us,” “we,” “our,” and all similar expressions are references to Michaels Stores, Inc. and our consolidated, wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

In the opinion of management, all adjustments (consisting of normal recurring accruals and other items, as disclosed) considered necessary for a fair presentation have been included.

Because of the seasonal nature of our business, the results of operations for the quarter ended May 3, 2008 are not indicative of the results to be expected for the entire year.

The balance sheet at February 2, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. All references herein to “fiscal 2008” relate to the 52 weeks ending January 31, 2009, and all references to “fiscal 2007” relate to the 52 weeks ended February 2, 2008. In addition, all references herein to “the first quarter of fiscal 2008” relate to the 13 weeks ended May 3, 2008, and all references to “the first quarter of fiscal 2007” relate to the 13 weeks ended May 5, 2007.

Reclassifications

Certain prior year amounts were reclassified to conform to the current year presentation.  These reclassifications consist primarily of the presentation of discontinued operations.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements.  SFAS 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In November 2007, the FASB placed a one year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities; however, SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements.  We adopted all requirements of SFAS 157 as they relate to financial assets and liabilities on February 3, 2008, with no impact on our consolidated financial statements.  The requirements related to nonfinancial assets and liabilities will be adopted on February 1, 2009, as allowed by SFAS 157. We have not yet determined the impact, if any, on our consolidated financial statements for these nonfinancial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits companies to measure certain financial instruments and other items at fair value (at specified measurement dates) that are not currently required to be measured at fair value. Any unrealized gains or losses applicable to those items measured at fair value shall be reported in earnings. The decision to apply fair value shall generally be made on an instrument by instrument basis, is irrevocable, and is applied only to an entire instrument. We adopted SFAS 159 on February 3, 2008, and there was no impact on our consolidated financial statements as we did not choose to measure any eligible financial assets or liabilities at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS No. 141, Business Combinations. The statement retains the purchase method of accounting used in business combinations, but replaces SFAS 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction costs and restructuring costs be expensed. In addition, the statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt SFAS 141R on February 1, 2009 for acquisitions on or after this date.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. The statement also requires enhanced disclosures regarding how and why entities use derivative instruments, how derivative instruments and related hedged items are accounted for in accordance with SFAS 133 and its related interpretation, and how derivative instruments and related hedged items affect entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We will adopt the new disclosure requirements of SFAS 161 in the first quarter of 2009.

Note 2.  Discontinued Operations

On October 16, 2007, we announced plans to align resources around our core retail chains, Michaels and Aaron Brothers.  As a result, we discontinued our concept businesses, Recollections and Star Decorators Wholesale.  As of the end of fiscal 2007, we had closed 11 Recollections and three of the four Star locations.  The remaining Star location has been converted to a Michaels store.

The unaudited consolidated financial statements, accompanying notes and other information provided in this Quarterly Report on Form 10-Q reflect these concept businesses as discontinued operations for all periods presented.

Summarized financial information with respect to the results of operations of these discontinued operations is as follows:

	Quarter Ended
	May 3, 2008	May 5, 2007
	(in millions)

Net sales	$—	$5

Loss from discontinued operations before income taxes	$—	$(1)
Income tax benefit	—	—
Net loss from discontinued operations	$—	$(1)

Note 3.  Share-Based Compensation

On February 15, 2007, our shareholders and Board of Directors approved the 2006 Equity Incentive Plan (“2006 Plan”), which provides for the grant of share-based awards exercisable for up to 14.2 million shares of Common Stock.  The table below sets forth a summary of stock option activity for the quarters ended May 3, 2008 and May 5, 2007. As of May 3, 2008, there are 133,333 shares of restricted stock outstanding, 10.7 million share-based awards outstanding and up to 3.4 million shares of Common Stock remain available for grant.

	Quarter Ended
	May 3, 2008	May 5, 2007
	(in millions)

Outstanding at beginning of period	11.1	—
Grants	1.1	9.7
Cancellations	(1.4)	—
Outstanding at end of period	10.8	9.7

Generally, awards granted under the 2006 Plan vest ratably over five years and expire eight years from the grant date. The exercise prices of the awards ranged from $15 per share to $52.50 per share. The fair value of the awards, for the purpose of calculating compensation expense, was determined after considering various factors, and using the Black-Scholes-Merton option valuation model. Share-based compensation expense associated with these awards was $3 million and $1 million for the first quarter of fiscal 2008 and 2007, respectively.

Note 4.  Debt

Our outstanding debt is detailed in the table below.  We were in compliance with the terms and conditions of all debt agreements for all periods presented.

	May 3, 2008	February 2, 2008	Interest Rate
	(In millions)

Senior notes	$750	$750	10.000%
Senior subordinated notes	400	400	11.375%
Subordinated discount notes	303	293	13.000%
Senior secured term loan	2,315	2,321	Variable
Asset-based revolving credit facility	208	97	Variable
Other	3	2	Variable
Total debt	3,979	3,863
Less current portion	235	122
Long-term debt	$3,744	$3,741

Asset-based revolving credit facility

Our October 31, 2006 senior secured asset-based revolving credit facility with Banc of America, N.A. and other lenders (the “Asset-based revolving credit facility”) provides senior secured financing of up to $1.0 billion, subject to a borrowing base as described in our Annual Report on Form 10-K. As of May 3, 2008, the borrowing base was $711 million with $477 million of unused availability.

Senior secured term loan facility

Borrowings under our October 31, 2006 senior secured term loan facility with Deutsche Bank A.G. New York Branch, and other lenders, (the “Senior secured term loan facility”) bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank and (2) the federal funds effective rate plus ½ of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The applicable margin at May 3, 2008 was 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings, subject to adjustments based on the leverage and ratings thresholds set forth in the Senior secured term loan facility agreement.

Note 5.  Comprehensive Income

Our comprehensive income is as follows:

	Quarter Ended
	May 3, 2008	May 5, 2007
	(in millions)

Net loss	$(20)	$(23)
Other comprehensive income (loss):
Foreign currency translation adjustment and other	(1)	3
Comprehensive loss	$(21)	$(20)

Note 6.  Commitments and Contingencies

We are involved in ongoing legal and regulatory proceedings.  Other than those described in the following paragraphs, there were no material changes to our disclosures of commitments and contingencies from our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

Shareholder Claims

The Company was a defendant in an action filed on September 6, 2006 by a former purported shareholder, Massachusetts Laborers’ Annuity Fund, which sought to represent a class of other former shareholders.  This action was consolidated with two other actions filed by other purported former shareholders and was pending in the United States District Court, Northern District of Texas, Dallas Division.  By an order dated December 8, 2006, Massachusetts Laborers’ Annuity Fund was named the lead plaintiff in this action.  On July 5, 2007 the lead plaintiff filed a first amended consolidated class action complaint, which named Michaels and certain of its current and former officers and directors as defendants.  The amended complaint alleged that the defendants misrepresented and/or omitted material facts in Michaels’ annual proxy statements for 2004, 2005 and 2006, including, among others, failing to disclose:  (a) Michaels’ and the defendants’ alleged option backdating practices; (b) information regarding transactions and holdings of Michaels Common Stock by certain trusts owned by or for the benefit of two of Michaels’ former officers and directors and their family members; and (c) that Michaels and the defendants had reported false financial statements as a result of those practices.  Further, the amended complaint made allegations regarding the Company’s financial restatement of periods prior to 2006, as well as the Merger (as defined in Note 8 to the Consolidated Financial Statements).  In the amended complaint, the lead plaintiff asserted claims against all defendants for violations of Section 14(a) of the Securities Exchange Act of 1934, Rule 14a-9 promulgated thereunder, and Section 20(a) of the Securities Exchange Act of 1934.  The lead plaintiff sought, among other relief, (a) an indeterminate amount of damages, (b) pre-judgment and post-judgment interest, (c) an award of attorneys’ fees and costs, and (d) equitable or injunctive relief, including the rescission of stock option grants.  On April 18, 2008, the court dismissed with prejudice all of the claims against all of the defendants.  The time for the lead plaintiff to file an appeal of that dismissal has now elapsed.

Employee Class Action Claims

Cotton Claim

On December 20, 2002, James Cotton, a former store manager of Michaels of Canada, ULC (“Michaels of Canada”), our wholly-owned subsidiary, and Suzette Kennedy, a former assistant manager of Michaels of Canada, commenced a purported class proceeding against Michaels of Canada and Michaels Stores, Inc. on behalf of themselves and current and former store managers and assistant store managers employed in Canada. The Cotton claim was filed in the Ontario Superior Court of Justice and alleges that the defendants violated employment standards legislation in Ontario and other provinces and territories of Canada by failing to pay overtime compensation as required by that legislation. The Cotton claim also alleges that this conduct was in breach of the contracts of employment of those individuals. The Cotton claim seeks a declaration that the defendants have acted in breach of applicable legislation, payment to current and former employees for overtime, damages for breach of contract, punitive, aggravated and exemplary damages, interest, and costs. In May of 2005, the plaintiffs delivered material in support of their request that this action be certified as a class proceeding. Michaels filed and served its responding materials opposing class certification on January 31, 2006. The hearing with respect to class certification has been set for December 9-10, 2008.  We intend to contest certification of this claim as a class action. Further, we believe we have certain defenses on the merits and intend to defend this lawsuit vigorously. We are unable to estimate a range of possible loss, if any, in this claim.

DeJoseph Claim

On December 29, 2006, John DeJoseph, a former Michaels store manager in Valencia, California, commenced a purported class action proceeding against Michaels Stores, Inc. on behalf of himself and current and former salaried store managers employed in California from May 10, 2002 to the present. The DeJoseph suit was filed in the Superior Court of California, County of Los Angeles.  The DeJoseph suit alleges that Michaels failed to pay overtime wages, provide meal periods, accurately record hours worked, provide itemized employee wage statements, and that Michaels unlawfully made deductions from employees’ earnings.  The DeJoseph suit additionally alleges that the foregoing conduct was in breach of California’s unfair competition law.  The plaintiff seeks injunctive relief, damages for unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs.  In April 2008, the Court certified the class as to monetary relief for the overtime claim, but denied certification as to the wage statement and meal break claims plus the injunctive relief portion of the overtime claim.  We believe we have meritorious defenses and intend to defend this lawsuit vigorously. We are unable to estimate a range of loss, if any, in this case.

Torgerson Claim

On January 26, 2007, Katherine Torgerson, a former “lead framer” for Aaron Brothers, Inc. (“Aaron Brothers”) in San Diego, California, filed a purported class action proceeding in the Superior Court of California, County of San Diego.  Torgerson filed this action against Aaron Brothers on behalf of herself and all current and former California-based leads or keyholders.  The Torgerson suit alleges that Aaron Brothers failed to provide its leads and keyholders with adequate meal and rest breaks (or compensation in lieu thereof) and accurate wage statements.  The Torgerson suit additionally alleges that the foregoing conduct was in breach of California’s unfair competition law.   The plaintiff sought injunctive relief, compensatory damages, meal and rest break penalties, waiting time penalties, interest, and attorneys’ fees and costs.  The parties participated in voluntary mediation on July 10, 2007 and had reached a tentative settlement of the case.  On April 25, 2008, the Court approved the settlement thereby requiring Aaron Brothers to make the settlement payments by August 8, 2008.  These settlement payments will have no material impact on our statement of operations, balance sheet, or cash flows for any period presented.

Consumer Claims

Palmer Claim

On August 30, 2007, Rebecca Palmer, a consumer, filed a purported class action proceeding in Superior Court of California, County of San Diego.  Palmer filed this action against Michaels Stores, Inc., on behalf of herself and all similarly-situated California consumers.  The Palmer suit alleges that Michaels unlawfully requested and recorded personally identifiable information (i.e., her zip code) as part of a credit card transaction.  The plaintiff seeks statutory penalties, interest, and attorneys’ fees.  On March 28, 2008, the plaintiff submitted a brief in support of class certification.  We contested class certification by filing responding materials on May 8, 2008.  We also filed a motion for summary judgment on May 8, 2008.  Plaintiff filed a reply brief in support of class certification on May 23, 2008.  On May 30, 2008, the Court orally denied plaintiff’s motion for class certification.  We anticipate a formal written opinion in this regard, but the Court retains the ability to reconsider its oral decision.  If the case proceeds, we believe we have certain defenses on the merits and intend to defend this lawsuit vigorously.  We are unable to estimate a range of possible loss, if any, in this claim.

Note 7.  Segments

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

Our chief operating decision makers evaluate historical operating performance, plan and forecast future periods’

operating performance and an element of base incentive compensation targets for certain management personnel on earnings before interest, income taxes, and depreciation and amortization (“EBITDA”). A reconciliation of income before income taxes and cumulative effect of accounting change to EBITDA is presented below.

	Quarter Ended
	May 3, 2008	May 5, 2007
	(in millions)

Loss before income taxes and discontinued operations	$(30)	$(32)
Interest expense	78	95
Depreciation and amortization	31	30
EBITDA	$79	$93

Our sales and assets by country are as follows:

	Net Sales	Total Assets
	(in millions)

Quarter ended May 3, 2008:
United States	$778	$1,509
Canada	69	110
Consolidated Total	$847	$1,619

Quarter ended May 5, 2007:
United States	$779	$1,684
Canada	60	94
Consolidated Total	$839	$1,778

We present assets based on their physical, geographic location.  Certain assets located in the United States are also used to support our Canadian operations, but we do not allocate these assets to Canada.

Note 8.  Related Party Transactions

As previously disclosed, on October 31, 2006, substantially all of the Common Stock of Michaels Stores, Inc. was acquired through a merger transaction (the “Merger”) by affiliates of Bain Capital Partners, LLC and The Blackstone Group. We pay annual management fees to Bain Capital Partners, LLC and The Blackstone Group (collectively, together with their applicable affiliates, the “Sponsors”) and Highfields Capital Management LP in the amount of $12 million and $1 million, respectively. We recognized $3 million of expense related to annual management fees during the first quarter of fiscal 2008 and fiscal 2007. These expenses are included in related party expenses on the statement of operations.

Bain Capital owns a majority ownership stake in an external vendor we utilize to print our circular advertisements.  Expenses associated with this vendor during the first quarter of fiscal 2008 and fiscal 2007 were $10 million for each quarter.  These expenses are included in selling, general and administrative expense on the consolidated statements of operations.

During the first quarter of fiscal 2007, The Blackstone Group acquired a majority ownership stake in an external vendor we utilize to count our store inventory. Expenses associated with this vendor during the first quarter of fiscal 2008 and fiscal 2007 were $2 million and $1 million, respectively.  These expenses are included in selling, general and administrative expense on the consolidated statements of operations.

During the third quarter of fiscal 2007, Bain Capital acquired an ownership stake in an external vendor we utilize for non-merchandise supplies.  Expenses associated with this vendor during the first quarter of fiscal 2008 were approximately $1 million.  These expenses are included in selling, general and administrative expense on the consolidated statements of operations.

We have a participation agreement with CoreTrust Purchasing Group (“CPG”), which designates CPG as our exclusive supplier of certain non-merchandise supplies and equipment. In exchange, we are offered non-merchandise supplies and equipment from a variety of vendors at a pre-determined price. We do not pay any fees to participate in this group arrangement, and we can terminate our participation prior to the expiration of the agreement without penalty. The vendors separately pay fees to CPG for access to its consortium of customers. The Blackstone Group entered into an agreement with CPG whereby The Blackstone Group receives a portion of the gross fees vendors pay to CPG based on the volume of purchases made by us and other participants.

During fiscal 2007, officers of Michaels Stores, Inc. and its subsidiaries were offered the opportunity to purchase shares of our Common Stock. There were no shares sold to officers of Michaels Stores, Inc. during the first quarter of fiscal 2008.  Also, during the first quarter of 2008, we repurchased 5,334 shares from officers who are no longer with the Company.

In connection with the consummation of the Merger, the Company entered into a Separation Agreement with each of Charles Wyly and Sam Wyly, executive officers and directors of the Company prior to the Merger.  Under the Separation Agreements, each of Charles Wyly and Sam Wyly received a lump sum payment of $3.0 million in exchange for his agreement to adhere to certain non-competition, non-solicitation and confidentiality restrictions. We are amortizing these Separation Agreements over two years. These expenses are included in related party expenses on the consolidated statements of operations.

Note 9.  Condensed Consolidating Financial Information

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

Supplemental Condensed Consolidating Balance Sheet

	May 3, 2008
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

ASSETS
Current assets:
Cash and equivalents	$26	$16	$—	$42
Merchandise inventories	622	219	—	841
Intercompany receivables	—	351	(351)	—
Other	74	46	—	120
Total current assets	722	632	(351)	1,003
Property and equipment, net	299	121	—	420
Goodwill, net	94	—	—	94
Investment in subsidiaries	463	—	(463)	—
Other assets	87	15	—	102
Total assets	$1,665	$768	$(814)	$1,619

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$26	$165	$—	$191
Accrued liabilities and other	195	78	—	273
Current portion of long-term debt	235	—	—	235
Intercompany payable	351	—	(351)	—
Other	(39)	41	—	2
Total current liabilities	768	284	(351)	701
Long-term debt	3,744	—	—	3,744
Other long-term liabilities	63	21	—	84
Total stockholders’ deficit	(2,910)	463	(463)	(2,910)
Total liabilities and stockholders’ deficit	$1,665	$768	$(814)	$1,619

Supplemental Condensed Consolidating Balance Sheet

	February 2, 2008
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

ASSETS
Current assets:
Cash and equivalents	$26	$3	$—	$29
Merchandise inventories	622	223	—	845
Intercompany receivables	—	250	(250)	—
Other	61	45	—	106
Total current assets	709	521	(250)	980
Property and equipment, net	308	125	—	433
Goodwill, net	94	—	—	94
Investment in subsidiaries	325	—	(325)	—
Other assets	91	16	—	107
Total assets	$1,527	$662	$(575)	$1,614

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$29	$192	$—	$221
Accrued liabilities and other	249	83	—	332
Current portion of long-term debt	122	—	—	122
Intercompany payable	250	—	(250)	—
Other	(37)	41	—	4
Total current liabilities	613	316	(250)	679
Long-term debt	3,741	—	—	3,741
Other long-term liabilities	65	21	—	86
Total stockholders’ deficit	(2,892)	325	(325)	(2,892)
Total liabilities and stockholders’ deficit	$1,527	$662	$(575)	$1,614

Supplemental Condensed Consolidating Balance Sheet

	May 5, 2007
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

ASSETS
Current assets:
Cash and equivalents	$28	$17	$—	$45
Merchandise inventories	671	200	—	871
Intercompany receivables	—	200	(200)	—
Other	149	20	—	169
Total current assets	848	437	(200)	1,085
Property and equipment, net	320	127	—	447
Goodwill, net	94	22	—	116
Investment in subsidiaries	334	—	(334)	—
Other assets	116	14	—	130
Total assets	$1,712	$600	$(534)	$1,778

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$65	$173	$—	$238
Accrued liabilities and other	191	65	—	256
Current portion of long-term debt	345	—	—	345
Intercompany payable	200	—	(200)	—
Other	(3)	3	—	—
Total current liabilities	798	241	(200)	839
Long-term debt	3,731	—	—	3,731
Other long-term liabilities	73	25	—	98
Total stockholders’ deficit	(2,890)	334	(334)	(2,890)
Total liabilities and stockholders’ deficit	$1,712	$600	$(534)	$1,778

Supplemental Condensed Consolidating Statement of Operations

	Quarter Ended May 3, 2008
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$743	442	$(338)	$847
Cost of sales and occupancy expense	504	355	(338)	521
Gross profit	239	87	—	326
Selling, general, and administrative expense	240	32	—	272
Transaction expenses	—	—	—	—
Related party expenses	4	—	—	4
Store pre-opening costs	2	—	—	2
Operating (loss) income	(7)	55	—	48
Interest expense	78	—	—	78
Other (income) and expense, net	—	—	—	—
Intercompany charges (income)	17	(17)	—	—
Equity in earnings of subsidiaries	72	—	(72)	—
Income (loss) before income taxes and discontinued operations	(30)	72	(72)	(30)
Provision (benefit) for income taxes	(10)	24	(24)	(10)
Income (loss) before discontinued operations	(20)	48	(48)	(20)
Discontinued operations loss, net of income tax	—	—	—	—
Net income (loss)	$(20)	$48	$(48)	$(20)

Supplemental Condensed Consolidating Statement of Operations

	Quarter Ended May 5, 2007
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$742	408	$(311)	$839
Cost of sales and occupancy expense	497	327	(311)	513
Gross profit	245	81	—	326
Selling, general, and administrative expense	223	31	—	254
Transaction expenses	6	—	—	6
Related party expenses	4	—	—	4
Store pre-opening costs	1	1	—	2
Operating income	11	49	—	60
Interest expense	95	—	—	95
Other (income) and expense, net	—	(3)	—	(3)
Intercompany charges (income)	19	(19)	—	—
Equity in earnings of subsidiaries	71	—	(71)	—
Income (loss) before income taxes and discontinued operations	(32)	71	(71)	(32)
Provision (benefit) for income taxes	(10)	22	(22)	(10)
Income (loss) before discontinued operations	(22)	49	(49)	(22)
Discontinued operations loss, net of income tax	(1)	—	—	(1)
Net income (loss)	$(23)	$49	$(49)	$(23)

Supplemental Condensed Consolidating Statement of Cash Flows

	Quarter Ended May 3, 2008
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Operating activities:
Net cash used in operating activities	$(100)	$53	$(36)	$(83)

Investing activities:
Cash paid for property and equipment	(16)	(5)	—	(21)
Net cash used in investing activities	(16)	(5)	—	(21)

Financing activities:
Net borrowings of long-term debt	105	—	—	105
Intercompany dividends	—	(36)	36	—
Other financing activities	12	—	—	12
Net cash provided by financing activities	117	(36)	36	117

Increase in cash and equivalents	1	12	—	13
Beginning cash and cash equivalents	26	3	—	29
Ending cash and cash equivalents	$27	$15	$—	$42

Supplemental Condensed Consolidating Statement of Cash Flows

	Quarter Ended May 5, 2007
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Operating Activities:
Net cash used in operating activities	$(66)	$42	$(27)	$(51)

Investing Activities:
Cash paid for property and equipment	(27)	(1)	—	(28)
Net cash used in investing activities	(27)	(1)	—	(28)

Financing Activities:
Net borrowings of long-term debt	109	—	—	109
Equity investment of the Sponsors	4	—	—	4
Intercompany dividends	—	(27)	27	—
Other financing activities	(19)	—	—	(19)
Net cash provided by financing activities	94	(27)	27	94

Increase in cash and equivalents	1	14	—	15
Beginning cash and cash equivalents	27	3	—	30
Ending cash and equivalents	$28	$17	$—	$45

Note 10.  Subsequent Event

On May 16, 2008, we executed a foreign currency cash flow hedge for a total notional value of $54.5 million to mitigate the effects of currency fluctuations, as the functional currency of our Canadian subsidiary is the Canadian dollar.  The term of this hedge begins on June 1, 2008 and extends through the end of the first quarter of fiscal 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All expressions of the “Company”, “us,” “we,” “our,” and all similar expressions are references to Michaels Stores, Inc. and its consolidated wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Disclosure Regarding Forward-Looking Information

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, estimates, and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance or achievements to be materially different from anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to:

•                  risks related to our substantial indebtedness, as our  substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our notes and credit facilities;

•                  restrictions in our debt agreements that limit our flexibility in operating our business, as our senior secured credit facilities and the indentures governing our notes contain various covenants that limit our ability to engage in specified types of transactions;

•                  our ability to open new stores, as our growth depends on our strategy of increasing our number of stores and if  we are unable to continue this strategy, our ability to increase our sales, profitability, and cash flow could be impaired;

•                  how well we manage our business;

•                  we may fail to optimize or adequately maintain our perpetual inventory and automated replenishment systems;

•                  improvements to our supply chain may not be fully successful;

•                  changes in customer demands could materially adversely affect our sales, operating results, and cash flow;

•                  unexpected or unfavorable consumer responses to our promotional or merchandising programs could materially adversely affect our sales, operating results, and cash flow;

•                  changes in newspaper subscription rates may result in reduced exposure to our circular advertisements;

•                  changes in consumer confidence could result in a reduction in consumer spending on items perceived to be discretionary;

•                  failure to adequately maintain the security of our electronic and other confidential information could materially adversely affect our financial condition and operating results;

•                  our suppliers may fail us;

•                  our reliance on foreign suppliers increases our risk of obtaining adequate, timely, and cost-effective product supplies;

•                  product recalls and/or product liability may adversely impact our operations and merchandise offerings;

•                  significant increases in inflation or commodity prices such as petroleum, natural gas, electricity, steel and paper may adversely affect our costs, including cost of merchandise;

•                  our information systems may prove inadequate;

•                  a weak fourth quarter would materially adversely affect our operating results;

•                  competition could negatively impact our operations; and

•                  the interests of our controlling stockholders may conflict with the interests of our creditors.

For more details on factors that may cause actual results to differ materially from such forward-looking statements, please see Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended February 2, 2008, and other reports from time to time filed with or furnished to the SEC. We disclaim any intention to, and undertake no obligation to, update or revise any forward-looking statement.

General

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31.  All references herein to “fiscal 2008” relate to the 52 weeks ending January 31, 2009 and all references to “fiscal 2007” relate to the 52 weeks ended February 2, 2008. In addition, all references herein to “the first quarter of fiscal 2008” relate to the 13 weeks ended May 3, 2008 and all references to “the first quarter of fiscal 2007” relate to the 13 weeks ended May 5, 2007.

The following table sets forth certain of our unaudited operating data:

	Quarter Ended
	May 3,	May 5,
	2008	2007
Michaels stores:
Retail stores open at beginning of period	963	921
Retail stores opened during the period	17	11
Retail stores opened (relocations) during the period	3	5
Retail stores closed during the period	—	(3)
Retail stores closed (relocations) during the period	(3)	(5)
Retail stores open at end of period	980	929

Aaron Brothers stores:
Retail stores open at beginning of period	166	166
Retail stores opened during the period	—	2
Retail stores closed during the period	(2)	—
Retail stores open at end of period	164	168

Total store count at end of period	1,144	1,097

Other operating data:
Average inventory per Michaels store (1)	$808	$893
Comparable store sales decrease (2)	(2.9)%	(0.5)%

(1)	Average inventory per Michaels store calculation excludes our Aaron Brothers stores.

(2)

Comparable store sales decrease represents the decrease in net sales for stores open the same number of months in the indicated period and the comparable period of the previous year, including stores that were relocated or expanded during either period. A store is deemed to become comparable in its 14th month of operation in order to eliminate grand opening sales distortions. A store temporarily closed more than 2 weeks due to a catastrophic event is not considered comparable during the month it closed. If a store is closed longer than 2 weeks but less than 2 months, it becomes comparable in the month in which it reopens, subject to a mid-month convention. A store closed longer than 2 months becomes comparable in its 14th month of operation after its reopening.

Results of Operations

The following table sets forth the percentage relationship to net sales of each line item of our unaudited consolidated statements of operations. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes, contained herein.

	Quarter Ended
	May 3,	May 5,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales and occupancy expense	61.5	61.1
Gross profit	38.5	38.9
Selling, general, and administrative expense	32.1	30.3
Transaction expenses	—	0.7
Related party expenses	0.5	0.5
Store pre-opening costs	0.2	0.2
Operating income	5.7	7.2
Interest expense	9.2	11.3
Other (income) and expense, net	—	(0.3)
Loss before income taxes and discontinued operations	(3.5)	(3.8)
Income tax benefit	(1.1)	(1.2)
Loss before discontinued operations	(2.4)	(2.6)
Discontinued operations loss, net of income tax	—	(0.1)
Net loss	(2.4)%	(2.7)%

Quarter Ended May 3, 2008 Compared to the Quarter Ended May 5, 2007

Net Sales—Net sales increased for the first quarter of fiscal 2008 by $8 million, or 1.0%, over the first quarter of fiscal 2007. The results for the first quarter of fiscal 2008 include sales from 51 Michaels stores that were opened during the 12-month period ended May 3, 2008. Non-comparable sales increased $32 million, while comparable store sales decreased $24 million.

Comparable store sales declined 2.9% in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007, reflecting a decrease in average ticket of 2.8% and a decrease in customer transactions of 0.1%. The fluctuation in the exchange rates between the United States and Canadian dollars positively impacted the average ticket change by 100 basis points.  Comparable store sales were also negatively impacted by the current soft macroeconomic and retail environments, particularly in home décor categories such as floral and greenery.

We continue to develop a fully integrated pricing and promotion strategy and may refine our existing strategy in future periods.  A significant component of our pricing and promotion strategy involves changes in the breadth and depth of our promotional programs.  Given the current soft macroeconomic and retail environments, sales declines could adversely affect operations due to a deleveraging of operating expenses.  As a result, our historical trends may not be indicative of future results.

We continue to evaluate all options available to us for our Aaron Brothers concept; which range from refining the concept to possible store rationalization.  Certain of these options, if enacted, may result in material charges to our consolidated statement of operations in future periods.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense, as a percentage of net sales, increased approximately 40 basis points in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. Merchandise margins decreased approximately 40 basis points primarily due to a deleveraging of our distribution costs.

Selling, General, and Administrative Expense—Selling, general, and administrative expense was $272 million, or 32.1% of net sales, in the first quarter of fiscal 2008 compared to $254 million, or 30.3% of net sales, in the first quarter of fiscal 2007. As a percentage of net sales, selling, general and administrative expense increased approximately 180 basis points primarily due to planned in-store investments, decreased leverage associated with the decline in comparable store sales and an increase in severance expense, partially offset by a reduction in consulting costs.

Transaction Expenses—Transaction expenses incurred during the first quarter of fiscal 2007 related primarily to bonus arrangements associated with the change in control that were ratably recognized for a period of one year following the Merger date.

Related Party Expenses—Related party expenses were $4 million in the first quarter of fiscal 2008 and fiscal 2007.  These costs consist primarily of approximately $3 million of management fees and associated expenses paid to our Sponsors and Highfields.  Also included in the related party expenses are approximately $1 million of amortization expense related to the Separation Agreements as more fully described in Note 7 to the consolidated financial statements.

Interest Expense—Interest expense for the quarter decreased $17 million to $78 million as a result of significant decreases in our interest rates related our variable-rate debt, and a $97 million reduction in our total debt outstanding.

Provision for Income Taxes—The effective tax rate was 34.1% for the first quarter of fiscal 2008 and 32.3% for the first quarter of fiscal 2007. We expect the effective tax rate for fiscal 2008 to range from 40% - 45%.  The effective tax rate for the first quarter of fiscal 2008 was lower than our expected effective tax rate for the fiscal year due to non-deductible severance costs recorded during the quarter.

Liquidity and Capital Resources

We require cash principally for day-to-day operations and to finance capital investments, inventory for new stores, inventory replenishment for existing stores, service our outstanding debt and seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities and funds available under our Asset-based revolving credit facility will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and future growth throughout fiscal 2008.

Cash Flow from Operating Activities

Cash flow used in operating activities during the first quarter of fiscal 2008 was $83 million compared to cash used in operating activities of $51 million during the first quarter of fiscal 2007. The $32 million change was primarily due to greater reductions in our accounts payable and accrued interest accounts in the first quarter of 2008.  The reduction in accounts payable is primarily attributable to the timing of merchandise resets and inventory purchases.

Average inventory per Michaels store (including supporting distribution centers) decreased 9.5% from May 5, 2007 to May 3, 2008 primarily due to appropriate management of inventory in light of the challenging sales environment, benefits from our Hybrid distribution method, and a favorable comparison against the timing of last year’s merchandise resets.  We expect average inventory per Michaels store at the end of fiscal 2008 to be flat to higher by approximately 2% as compared to the end of fiscal 2007.

Cash Flow used in Investing Activities

Cash flow used in investing activities was primarily the result of the following capital expenditure activities:

	Quarter Ended
	May 3,	May 5,
	2008 (1)	2007 (2)
	(in millions)
New and relocated stores and stores not yet opened	$7	$6
Existing stores	4	7
Distribution system expansion	1	8
Information systems	8	6
Corporate and other	1	1
	$21	$28

(1)	In the first quarter of fiscal 2008, we incurred capital expenditures related to the opening of 17 Michaels stores and the relocation of three Michaels stores.

(2)	In the first quarter of fiscal 2007, we incurred capital expenditures related to the opening of 11 Michaels and two Aaron Brothers stores in addition to the relocation of five Michaels stores.

Cash Flow provided by Financing Activities

Cash flows from financing activities are related primarily to borrowings and repayments under our revolving credit facility.  The borrowed amounts were primarily used to finance interest payments, accounts payable and capital expenditures.  The Asset-based revolving credit facility provides senior secured financing of up to $1.0 billion, subject to a borrowing base. As of May 3, 2008, the borrowing base was $711 million with $477 million of unused availability.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements.  SFAS 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In November 2007, the FASB placed a one year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities; however, SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements.  We adopted all requirements of SFAS 157 as they relate to financial assets and liabilities on February 3, 2008, with no impact on our consolidated financial statements.  The requirements related to nonfinancial assets and liabilities will be adopted on February 1, 2009, as allowed by SFAS 157. We have not yet determined the impact, if any, on our consolidated financial statements for these nonfinancial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits companies to measure certain financial instruments and other items at fair value (at specified measurement dates) that are not currently required to be measured at fair value. Any unrealized gains or losses applicable to those items measured at fair value shall be reported in earnings. The decision to apply fair value shall generally be made on an instrument by instrument basis, is irrevocable, and is applied only to an entire instrument. We adopted SFAS 159 on February 3, 2008, and there was no impact on our consolidated financial statements as we did not choose to measure any eligible financial assets or liabilities at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS No. 141, Business Combinations. The statement retains the purchase method of accounting used in business combinations but replaces SFAS 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction costs and restructuring costs be expensed. In addition, the statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt SFAS 141R on February 1, 2009 for acquisitions on or after this date.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. The statement also requires enhanced disclosures regarding how and why entities use derivative instruments, how derivative instruments and related hedged items are accounted for in accordance with  SFAS 133 and its related interpretation, and how derivative instruments and related hedged items affect entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We will adopt the new disclosure requirements of SFAS 161 in the first quarter of 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to fluctuations in exchange rates between the US and Canadian dollars, as the functional currency of our Canadian subsidiary is the Canadian dollar.  To mitigate the effects of currency fluctuations, on May 16, 2008, we executed a foreign currency cash flow hedge for a total notional value of $54.5 million.  The term of this hedge begins on June 1, 2008 and extends through the end of the first quarter of fiscal 2009.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated by the SEC under the Securities Exchange Act of 1934). An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Such controls and procedures are designed to ensure that information we are required to disclose in our reports is accumulated and communicated to our management, including our principal executive officers and principal financial officer, to allow timely disclosure decisions. We note that the design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Change in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the SEC under the Securities Exchange Act of 1934) during the quarter covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MICHAELS STORES, INC.

Part II—OTHER INFORMATION

Item 1.  Legal Proceedings.

Information regarding legal proceedings is incorporated herein by reference from Note 6 to our Consolidated Financial Statements.

Item 1A. Risk Factors.

Information regarding the Company’s risk factors appears in Item 1A. Risk Factors disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008 other than to the risk factor entitled “Our Success Will Depend on How Well We Manage Our Business.”  The amended risk factor is set forth below:

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

•                  the implementation of future operational efficiency initiatives, which may include the consolidation of certain operations and/or the possible outsourcing of selected functions, may not produce the desired reduction in costs and may result in disruptions arising from such actions;

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

Item 5.  Other Information

On June 6, 2008, Michaels announced that Shelley G. Broader is joining the Company as its President & Chief Operating Officer effective June 23, 2008.  Since March 2006, Ms. Broader, 44, has served as President and Chief Executive Officer of Sweetbay Supermarkets, Inc., formerly doing business as Kash n’ Karry Food Stores, Inc., part of the U.S. division of Brussels based Delhaize Group.  Ms. Broader previously served as President and Chief Operating Officer of Sweetbay Supermarkets from June 2003 to March 2006. Prior to joining Sweetbay Supermarkets, Ms Broader served in various management positions at Hannaford Bros. Co. from April 1991 to June 2003, most recently as Senior Vice President,

Business Strategy, Marketing and Communications.  She currently serves on the Board of Directors, and is a member of the Audit Committee, of Raymond James Financial, Inc., listed on the New York Stock Exchange.  Ms. Broader holds a B.A. from Washington State University.

On May 19, 2008, Michaels entered into an offer letter agreement (the “Letter Agreement”) with Ms. Broader which provides for compensation and related benefits to Ms. Broader during her employment with the Company.  Ms. Broader will receive an annualized base salary of $625,000, subject to increase, and will be eligible for a fiscal year 2008 bonus with a target equal to 70% and a maximum payout of 140% of her pro rated base salary.  Ms. Broader’s bonus for fiscal year 2008 is guaranteed at the target level of $255,208. Ms. Broader will also receive a one-time (net) sign-on bonus of $500,000, and a restricted stock award of 54,134 shares of common stock with 20% vesting on each of the first five anniversaries from the date of grant (vesting would accelerate in the event of Ms. Broader’s death or disability). Under the Letter Agreement, Ms. Broader’s employment with the Company is at-will.

Ms. Broader will also receive an option to purchase 567,648 shares of common stock which will be divided into six tranches with exercise prices to be determined on the date of grant, each tranche vesting 20% on each of the first five anniversaries from the commencement date of her employment with Michaels.

The foregoing description of the Letter Agreement is qualified in its entirety by the terms of such Letter Agreement, which is filed as Exhibit 10.4 hereto and is incorporated by reference to this Quarterly Report on Form 10-Q.

No arrangement or understanding exists between Ms. Broader and any other person pursuant to which Ms. Broader was selected as an officer of the Company.

There is no family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer of the Company and Ms. Broader.  In addition, except for execution of Letter Agreement, since the beginning of the Company’s last fiscal year, there has been no transaction (or series of transactions), and there is no currently proposed transaction (or series of transactions), to which the Company was or is to be a party, in which the amount involved exceeds $120,000 and in which Ms. Broader or any member of her immediate family had or will have a direct or indirect material interest.

Item 6.  Exhibits.

(a) Exhibits:

Exhibit Number	Description of Exhibit
10.1	Form of Fiscal Year 2008 Bonus Plan (filed herewith).

10.2	Michaels Stores, Inc. Officer Severance Pay Plan (filed herewith).

10.3	Form of Restricted Stock Award Agreement under the Michaels Stores, Inc. 2006 Equity Incentive Plan (filed herewith).

10.4	Letter Agreement, dated May 19, 2008, between Michaels Stores, Inc. and Shelley G. Broader (filed herewith).

10.5	Separation and Release Agreement, dated May 27, 2008, between Michaels Stores, Inc. and Harvey S. Kanter (filed herewith).

31.1	Certifications of Brian C. Cornell pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Lisa K. Klinger pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

MICHAELS STORES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAELS STORES, INC.

By:	/s/ Lisa K. Klinger
Lisa K. Klinger
Senior Vice President – Finance and Treasurer, Acting Chief Financial Officer
(Principal Financial Officer)

Dated: June 6, 2008

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Form of Fiscal Year 2008 Bonus Plan (filed herewith).

10.2	Michaels Stores, Inc. Officer Severance Pay Plan (filed herewith).

10.3	Form of Restricted Stock Award Agreement under the Michaels Stores, Inc. 2006 Equity Incentive Plan (filed herewith).

10.4	Letter Agreement, dated May 19, 2008, between Michaels Stores, Inc. and Shelley G. Broader (filed herewith).

10.5	Separation and Release Agreement, dated May 27, 2008, between Michaels Stores, Inc. and Harvey S. Kanter (filed herewith).

31.1	Certifications of Brian C. Cornell pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Lisa K. Klinger pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).