Form 10-Q
period 2008-08-02
MICHAELS STORES INC
filed 2008-09-09
CIK 740670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2008

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

As of August 30, 2008, 118,503,202 shares of the Registrant’s Common Stock were outstanding.

MICHAELS STORES, INC.
FORM 10-Q

MICHAELS STORES, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	August 2,	February 2,	August 4,
	2008	2008	2007
ASSETS
Current assets:
Cash and equivalents	$45	$29	$45
Merchandise inventories	938	845	913
Prepaid expenses and other	71	70	75
Deferred income taxes	31	31	35
Income tax receivable	42	5	61
Current assets - discontinued operations	—	—	10
Total current assets	1,127	980	1,139
Property and equipment, at cost	1,187	1,155	1,159
Less accumulated depreciation	(777)	(722)	(712)
	410	433	447
Goodwill	94	94	116
Debt issuance costs, net of accumulated amortization of $30 at August 2, 2008; $22 at February 2, 2008; and $13 at August 4, 2007	95	103	112
Other assets	2	4	6
Non-current assets - discontinued operations	—	—	6
	191	201	240
Total assets	$1,728	$1,614	$1,826

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$244	$221	$207
Accrued liabilities and other	304	332	354
Current portion of long-term debt	286	122	364
Current liabilities - discontinued operations	2	4	1
Total current liabilities	836	679	926
Long-term debt	3,748	3,741	3,734
Deferred income taxes	4	4	16
Other long-term liabilities	78	80	81
Long-term liabilities - discontinued operations	1	2	1
Total long-term liabilities	3,831	3,827	3,832
	4,667	4,506	4,758
Commitments and contingencies
Stockholders’ deficit:
Common Stock, $0.10 par value, 220,000,000 shares authorized;
118,382,402 shares issued and outstanding at August 2, 2008;
118,421,069 shares issued and outstanding at February 2, 2008;
118,213,397 shares issued and outstanding at August 4, 2007	12	12	12
Additional paid-in capital	15	12	6
Accumulated deficit	(2,976)	(2,926)	(2,961)
Accumulated other comprehensive income	10	10	11
Total stockholders’ deficit	(2,939)	(2,892)	(2,932)
Total liabilities and stockholders’ deficit	$1,728	$1,614	$1,826

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

(Unaudited)

	Quarter Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Net sales	$796	$788	$1,643	$1,627
Cost of sales and occupancy expense	518	498	1,039	1,011
Gross profit	278	290	604	616
Selling, general, and administrative expense	246	242	518	497
Transaction expenses	—	16	—	21
Related party expenses	4	4	8	8
Store pre-opening costs	1	1	3	3
Operating income	27	27	75	87
Interest expense	76	95	154	191
Other (income) and expense, net	—	(2)	—	(5)
Loss before income taxes and discontinued operations	(49)	(66)	(79)	(99)
Income tax benefit	(19)	(23)	(29)	(34)
Loss before discontinued operations	(30)	(43)	(50)	(65)
Discontinued operations loss, net of income tax	—	(1)	—	(2)
Net loss	$(30)	$(44)	$(50)	$(67)

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	August 2,	August 4,
	2008	2007
Operating activities:
Net loss	$(50)	$(67)
Adjustments:
Depreciation and amortization	63	62
Share-based compensation	4	3
Deferred financing costs amortization	8	9
Accretion of subordinated discount notes	19	17
Other	—	(1)
Changes in assets and liabilities:
Merchandise inventories	(94)	(75)
Prepaid expenses and other	—	—
Deferred income taxes and other	2	(13)
Accounts payable	18	(13)
Accrued interest	(34)	70
Accrued liabilities and other	6	1
Income taxes receivable	(37)	(22)
Other long-term liabilities	(3)	(1)
Net cash used in operating activities	(98)	(30)

Investing activities:
Additions to property and equipment	(39)	(62)
Net cash used in investing activities	(39)	(62)

Financing activities:
Borrowings on asset-based revolving credit facility	506	706
Payments on asset-based revolving credit facility	(341)	(571)
Repayments on senior secured term loan facility	(12)	(12)
Equity investment of Management	—	4
Repurchase of new Common Stock	(1)	(1)
Payments of capital leases	(4)	(5)
Change in cash overdraft	6	(14)
Other	(1)	—
Net cash provided by financing activities	153	107

Net increase in cash and equivalents	16	15
Cash and equivalents at beginning of period	29	30
Cash and equivalents at end of period	$45	$45

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended August 2, 2008

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

Because of the seasonal nature of our business, the results of operations for the three and six months ended August 2, 2008 are not indicative of the results to be expected for the entire year.

The balance sheet at February 2, 2008 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. All references herein to “fiscal 2008” relate to the 52 weeks ending January 31, 2009, and all references to “fiscal 2007” relate to the 52 weeks ended February 2, 2008. In addition, all references herein to “the second quarter of fiscal 2008” relate to the 13 weeks ended August 2, 2008 and all references to “the second quarter of fiscal 2007” relate to the 13 weeks ended August 4, 2007.  Finally, all references to “the six months ended August 2, 2008” relate to the 26 weeks ended August 2, 2008, and “the six months ended August 4, 2007” relate to the 26 weeks ended August 4, 2007.

Reclassifications

Certain prior year amounts were reclassified to conform to current year presentation. These reclassifications consist primarily of the presentation of discontinued operations.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements.  SFAS 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In November 2007, the FASB placed a one year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities; however, SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements.  We adopted all requirements of SFAS 157 as they relate to financial assets and liabilities on February 3, 2008. See Note 7 for further information on the impact of this standard to financial assets and liabilities. The requirements related to nonfinancial assets and liabilities will be adopted on February 1, 2009, as allowed by SFAS 157. We have not yet determined the impact, if any, on our consolidated financial statements for these nonfinancial assets and liabilities.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative data about the fair value of, and gains and losses on, derivative contracts, and details of credit-risk-related contingent features in hedged positions. The statement also requires enhanced disclosures regarding how and why entities use derivative instruments, how derivative instruments and related hedged items are accounted for in accordance with SFAS 133 and its related interpretation, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We will adopt the new disclosure requirements of SFAS 161 in the first quarter of 2009.

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

Summarized financial information with respect to the results of operations of these discontinued operations is as follows:

	Quarter Ended	Six Months Ended
	August 4, 2007	August 4, 2007
	(in millions)

Net sales	$5	$10

Loss from discontinued operations before income taxes	$(1)	$(2)
Income tax benefit	—	—
Net loss from discontinued operations	$(1)	$(2)

Note 3.  Share-Based Compensation

On February 15, 2007, our stockholders and Board of Directors approved the 2006 Equity Incentive Plan (“2006 Plan”), which provides for the grant of share-based awards exercisable for up to 14.2 million shares of Common Stock.  The table below sets forth a summary of stock option activity for the three and six months ended August 2, 2008 and August 4, 2007.  As of August 2, 2008, there were 187,467 shares of restricted stock outstanding, 10.2 million share-based awards outstanding and up to 3.8 million shares of Common Stock remaining available for grant under the 2006 Plan.

	Quarter Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
	(in millions)

Outstanding at beginning of period	10.8	9.7	11.1	—
Grants	1.1	3.3	2.2	13.0
Cancellations	(1.5)	(1.6)	(2.9)	(1.6)
Outstanding at end of period	10.4	11.4	10.4	11.4

Generally, awards granted under the 2006 Plan vest ratably over five years and expire eight years from the grant date. The exercise prices of the awards ranged from $15 per share to $52.50 per share, as determined by the Board of Directors.  Share-based compensation expense associated with these awards was $1 million for the second quarter of fiscal 2008 and 2007, and $4 million and $3 million for the six months ended August 2, 2008 and August 4, 2007, respectively.

Note 4.  Debt

Our outstanding debt is detailed in the table below.  We were in compliance with the terms and conditions of all debt agreements for all periods presented.

	August 2, 2008	February 2, 2008	Interest Rate
	(in millions)

Senior notes	$750	$750	10.000%
Senior subordinated notes	400	400	11.375%
Subordinated discount notes	312	293	13.000%
Senior secured term loan	2,309	2,321	Variable
Asset-based revolving credit facility	262	97	Variable
Other	1	2	Variable

Total debt	4,034	3,863

Less current portion	286	122

Long-term debt	$3,748	$3,741

Asset-based revolving credit facility

Our senior secured asset-based revolving credit facility, which we entered into on October 31, 2006, with Banc of America, N.A. and other lenders (the “Asset-based revolving credit facility”) provides senior secured financing of up to $1.0 billion, subject to a borrowing base as described in our Annual Report on Form 10-K. As of August 2, 2008, the borrowing base was $732 million with $440 million of unused availability.

Senior secured term loan facility

Borrowings under our senior secured term loan facility, which we entered into on October 31, 2006, with Deutsche Bank A.G. New York Branch and other lenders (the “Senior secured term loan facility”) bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank and (2) the federal funds effective rate plus ½ of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The applicable margin at August 2, 2008 was 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings, subject to adjustments based on the leverage and ratings thresholds set forth in the Senior secured term loan facility agreement.

Note 5.  Comprehensive (Loss) Income

Our comprehensive (loss) income is as follows:

	Quarter Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
	(in millions)		(in millions)

Net loss	$(30)	$(44)	$(50)	$(67)
Other comprehensive income (loss):
Foreign currency translation adjustment and other	1	2	—	5
Comprehensive loss	$(29)	$(42)	$(50)	$(62)

Note 6.  Derivative Instruments

We are exposed to fluctuations in exchange rates between the US and Canadian dollars, as the functional currency of our Canadian subsidiary is the Canadian dollar.  During the second quarter of fiscal 2008, we executed foreign currency forward contracts to mitigate the effects of currency fluctuations, which we designated as a cash flow hedge. The objective of the forward contracts is to hedge intercompany payments for forecasted purchases of inventory by our Canadian subsidiary, which are denominated in US dollars.  The term of this cash flow hedge extends through the first quarter of fiscal 2009.

To achieve our objective and to minimize the risk of ineffectiveness, the notional values represent a portion of our Canadian subsidiary’s forecasted intercompany purchases.  Hedge ineffectiveness is recorded in Other income, as required. For the quarter ended August 2, 2008, the ineffective portion of the hedge was immaterial.

For the portion of the hedge that is effective, as defined, the change in fair value of that hedge will initially be recorded in Other comprehensive income.  As the underlying inventory is sold to our customers, amounts will be reclassified from Other comprehensive income to Cost of sales and occupancy expense in the statement of operations.  The fair value of the hedge for the quarter ended August 2, 2008 was $1 million.

The table below provides the remaining quarterly notional values and the average CAD/USD exchange rate associated with the hedge (dollars in millions).

Period	CAD Amount	USD Amount	Rate
Quarter 3, 2008	$16.6	$16.6	1.000
Quarter 4, 2008	17.4	17.4	1.001
Quarter 1, 2009	12.2	12.2	1.001
	$46.2	$46.2	1.001

Note 7.  Fair Value Measurements

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 establishes a three-level valuation hierarchy for fair value measurements. These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

•                  Level 1 — Quoted prices for identical instruments in active markets;

•                  Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable; and

•                  Level 3 — Instruments whose significant inputs are unobservable.

The following table presents net financial assets (liabilities) accounted for at fair value on a recurring basis as of August 2, 2008 (in millions):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$12	$—	$—	$12
Foreign Currency Derivative Instruments	$—	$1	$—	$1

Cash equivalents consist of highly liquid investments, with a maturity of 90 days or less at the date of purchase, including U.S. Treasury bills, various government obligations, and money market funds.  We carry cash equivalents at cost, which approximates fair value.

Derivatives in Level 2 are measured based on a variety of pricing factors, which include the market price of the derivative instrument available in the dealer-market, which have been corroborated with market data. See Note 6 for additional information on our derivative instruments.

Note 8.  Commitments and Contingencies

We are involved in ongoing legal and regulatory proceedings.  Other than those described in the following paragraphs, there were no material changes to our disclosures of commitments and contingencies from our Annual Report on Form 10-K for the fiscal year ended February 2, 2008 and our Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2008.

Employee Class Action Claims

Torgerson Claim

On January 26, 2007, Katherine Torgerson, a former “lead framer” for Aaron Brothers, Inc. (“Aaron Brothers”) in San Diego, California, filed a purported class action proceeding in the Superior Court of California, County of San Diego.  Torgerson filed this action against Aaron Brothers on behalf of herself and all current and former California-based leads or keyholders.  The Torgerson suit alleges that Aaron Brothers failed to provide its leads and keyholders with adequate meal and rest breaks (or compensation in lieu thereof) and accurate wage statements.  The Torgerson suit additionally alleges that the foregoing conduct was in breach of California’s unfair competition law.   The plaintiff sought injunctive relief, compensatory damages, meal and rest break penalties, waiting time penalties, interest, and attorneys’ fees and costs.  The parties participated in voluntary mediation on July 10, 2007 and reached a tentative settlement of the case.  On April 25, 2008, the Court approved the settlement thereby requiring Aaron Brothers to make the settlement payments by August 8, 2008. The required settlement payments were made by Aaron Brothers in a timely manner. These settlement payments had no material impact on our statement of operations, balance sheet, or cash flows for any period presented.

Consumer Claims

Palmer Claim

On August 30, 2007, Rebecca Palmer, a consumer, filed a purported class action proceeding in Superior Court of California, County of San Diego.  Palmer filed this action against Michaels Stores, Inc., on behalf of herself and all similarly-situated California consumers.  The Palmer suit alleges that Michaels unlawfully requested and recorded personally identifiable information (i.e., her zip code) as part of a credit card transaction.  The plaintiff seeks statutory penalties, interest, and attorneys’ fees.  On March 28, 2008, the plaintiff submitted a brief in support of class certification.  We contested class certification by filing responding materials on May 8, 2008.  We also filed a motion for summary judgment on May 8, 2008.  Plaintiff filed a reply brief in support of class certification on May 23, 2008.  On May 30, 2008, the Court issued an order denying plaintiff’s motion for class certification.  On June 30, 2008, the plaintiff agreed to dismiss her individual lawsuit against Michaels in exchange for consideration which will have no material impact on our statement of operations, balance sheet, or cash flows for any period presented.  On July 9, 2008 the Court dismissed the case.

Note 9.  Segments

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

Our chief operating decision makers evaluate historical operating performance, plan and forecast future periods’ operating performance based on earnings before interest, income taxes, discontinued operations, goodwill impairment, depreciation and amortization (“EBITDA”).  In addition, an element of base incentive compensation targets for certain management personnel are based on EBITDA. A reconciliation of EBITDA to loss before income taxes and discontinued operations is presented below.

	Quarter Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
	(in millions)

Loss before income taxes and discontinued operations	$(49)	$(66)	$(79)	$(99)
Interest expense	76	95	154	191
Depreciation and amortization	32	31	63	61
EBITDA	$59	$60	$138	$153

Our sales and assets by country are as follows:

	Net Sales	Total Assets
	(in millions)
Quarter ended August 2, 2008:
United States	$731	$1,616
Canada	65	112
Consolidated Total	$796	$1,728

Quarter ended August 4, 2007:
United States	$729	$1,722
Canada	59	104
Consolidated Total	$788	$1,826

Six Months ended August 2, 2008:
United States	$1,509	$1,616
Canada	134	112
Consolidated Total	$1,643	$1,728

Six Months ended August 4, 2007:
United States	$1,508	$1,722
Canada	119	104
Consolidated Total	$1,627	$1,826

We present assets based on their physical, geographic location.  Certain assets located in the United States are also used to support our Canadian operations, but we do not allocate these assets to Canada.

Note 10.  Related Party Transactions

As previously disclosed, on October 31, 2006, substantially all of the Common Stock of Michaels Stores, Inc. was acquired through a merger transaction (the “Merger”) by affiliates of Bain Capital Partners, LLC and The Blackstone Group. We pay annual management fees to Bain Capital Partners, LLC and The Blackstone Group (collectively, together with their applicable affiliates, the “Sponsors”) and Highfields Capital Management LP in the amount of $12 million and $1 million, respectively. We recognized $3 million of expense related to annual management fees during the second quarter of fiscal 2008 and fiscal 2007, and $7 million during the six months ended August 2, 2008 and August 4, 2007. These expenses are included in related party expenses on the statement of operations.

Bain Capital owns a majority ownership stake in an external vendor we utilize to print our circular advertisements.  Expenses associated with this vendor during the second quarter of fiscal 2008 and fiscal 2007 were $6 million and $8 million, respectively, and $16 million and $18 million for the six months ended August 2, 2008 and August 4, 2007, respectively.  These expenses are included in selling, general and administrative expense on the consolidated statements of operations.

During the first quarter of fiscal 2007, The Blackstone Group acquired a majority ownership stake in an external vendor we utilize to count our store inventory. Expenses associated with this vendor during the second quarter of each of fiscal 2008 and 2007 were $1 million. Expenses for the six months ended August 2, 2008 and August 4, 2007 were $3 million and $2 million, respectively.  These expenses are included in selling, general and administrative expense on the consolidated statements of operations.

During the third quarter of fiscal 2007, Bain Capital acquired an ownership stake in an external vendor we utilize for non-merchandise supplies.  Expenses associated with this vendor during the second quarter of fiscal 2008 and the six months ended August 2, 2008 were $1 million and $2 million, respectively.  These expenses are included in selling, general and administrative expense on the consolidated statements of operations.

During fiscal 2007, officers of Michaels Stores, Inc. and its subsidiaries were offered the opportunity to purchase shares of our Common Stock. There were no shares sold to officers of Michaels Stores, Inc. during the first six months of fiscal 2008.  Also, during the second quarter of 2008 and the six months ended August 2, 2008, we repurchased 100,000 and 105,334 shares, respectively, from officers who are no longer with the Company.

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

Note 11.   Condensed Consolidating Financial Information

All of the Company’s obligations under the Senior notes, Senior subordinated notes, Subordinated discount notes, Senior secured term loan, and Asset-based revolving credit facility are guaranteed by the Parent and Guarantor subsidiaries. Currently, Aaron Brothers Card Services, LLC is a non-guarantor subsidiary that was organized on July 11, 2008. As of August 2, 2008, the financial statements of Aaron Brothers Card Services, LLC were immaterial.

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

Supplemental Condensed Consolidating Balance Sheet

	August 2, 2008
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$32	$13	$—	$45
Merchandise inventories	665	273	—	938
Intercompany receivables	—	374	(374)	—
Other	95	49	—	144
Total current assets	792	709	(374)	$1,127
Property and equipment, net	294	116	—	410
Goodwill, net	94	—	—	94
Investment in subsidiaries	474	—	(474)	—
Other assets	82	15	—	97
Total assets	$1,736	$840	$(848)	$1,728

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$18	$226	$—	$244
Accrued liabilities and other	225	79	—	304
Current portion of long-term debt	286	—	—	286
Intercompany payable	374	—	(374)	—
Other	(38)	40	—	2
Total current liabilities	865	345	(374)	836
Long-term debt	3,748	—	—	3,748
Other long-term liabilities	62	21	—	83
Total stockholders’ (deficit) equity	(2,939)	474	(474)	(2,939)
Total liabilities and stockholders’ (deficit) equity	$1,736	$840	$(848)	$1,728

Supplemental Condensed Consolidating Balance Sheet

	February 2, 2008
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$26	$3	$—	$29
Merchandise inventories	622	223	—	845
Intercompany receivables	—	250	(250)	—
Other	61	45	—	106
Total current assets	709	521	(250)	$980
Property and equipment, net	308	125	—	433
Goodwill, net	94	—	—	94
Investment in subsidiaries	325	—	(325)	—
Other assets	91	16	—	107
Total assets	$1,527	$662	$(575)	$1,614

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$29	$192	$—	$221
Accrued liabilities and other	249	83	—	332
Current portion of long-term debt	122	—	—	122
Intercompany payable	250	—	(250)	—
Other	(37)	41	—	4
Total current liabilities	613	316	(250)	679
Long-term debt	3,741	—	—	3,741
Other long-term liabilities	65	21	—	86
Total stockholders’ (deficit) equity	(2,892)	325	(325)	(2,892)
Total liabilities and stockholders’ (deficit) equity	$1,527	$662	$(575)	$1,614

Supplemental Condensed Consolidating Balance Sheet

	August 4, 2007
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$27	$18	$—	$45
Merchandise inventories	664	249	—	913
Intercompany receivables	—	197	(197)	—
Other	157	24	—	181
Total current assets	848	488	(197)	$1,139
Property and equipment, net	320	127	—	447
Goodwill, net	94	22	—	116
Investment in subsidiaries	331	—	(331)	—
Other assets	109	15	—	124
Total assets	$1,702	$652	$(528)	$1,826

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$41	$166	$—	$207
Accrued liabilities and other	282	72	—	354
Current portion of long-term debt	364	—	—	364
Intercompany payable	197	—	(197)	—
Other	(57)	58	—	1
Total current liabilities	827	296	(197)	926
Long-term debt	3,734	—	—	3,734
Other long-term liabilities	73	25	—	98
Total stockholders’ (deficit) equity	(2,932)	331	(331)	(2,932)
Total liabilities and stockholders’ (deficit) equity	$1,702	$652	$(528)	$1,826

Supplemental Condensed Consolidating Statement of Operations

	Quarter Ended August 2, 2008
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$689	492	$(385)	$796
Cost of sales and occupancy expense	488	415	(385)	518
Gross profit	201	77	—	278
Selling, general, and administrative expense	211	35	—	246
Transaction expenses	—	—	—	—
Related party expenses	4	—	—	4
Store pre-opening costs	1	—	—	1
Operating (loss) income	(15)	42	—	27
Interest expense	76	—	—	76
Other (income) and expense, net	—	—	—	—
Intercompany charges (income)	18	(18)	—	—
Equity in earnings of subsidiaries	60	—	(60)	—
Income (loss) before income taxes and discontinued operations	(49)	60	(60)	(49)
Provision (benefit) for income taxes	(19)	23	(23)	(19)
Income (loss) before discontinued operations	(30)	37	(37)	(30)
Discontinued operations loss, net of income tax	—	—	—	—
Net income (loss)	$(30)	$37	$(37)	$(30)

Supplemental Condensed Consolidating Statement of Operations

	Quarter Ended August 4, 2007
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$684	405	$(301)	$788
Cost of sales and occupancy expense	473	326	(301)	498
Gross profit	211	79	—	290
Selling, general, and administrative expense	210	32	—	242
Transaction expenses	16	—	—	16
Related party expenses	4	—	—	4
Store pre-opening costs	1	—	—	1
Operating income	(20)	47	—	27
Interest expense	95	—	—	95
Other (income) and expense, net	1	(3)	—	(2)
Intercompany charges (income)	14	(14)	—	—
Equity in earnings of subsidiaries	64	—	(64)	—
Income (loss) before income taxes and discontinued operations	(66)	64	(64)	(66)
Provision (benefit) for income taxes	(23)	22	(22)	(23)
Income (loss) before discontinued operations	(43)	42	(42)	(43)
Discontinued operations loss, net of income tax	(1)	—	—	(1)
Net income (loss)	$(44)	$42	$(42)	$(44)

Supplemental Condensed Consolidating Statement of Operations

	Six Months Ended August 2, 2008
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$1,431	936	$(724)	$1,643
Cost of sales and occupancy expense	992	771	(724)	1,039
Gross profit	439	165	—	604
Selling, general, and administrative expense	452	66	—	518
Transaction expenses	—	—	—	—
Related party expenses	8	—	—	8
Store pre-opening costs	2	1	—	3
Operating income	(23)	98	—	75
Interest expense	154	—	—	154
Other (income) and expense, net	—	—	—	—
Intercompany charges (income)	35	(35)	—	—
Equity in earnings of subsidiaries	133	—	(133)	—
Income (loss) before income taxes and discontinued operations	(79)	133	(133)	(79)
Provision (benefit) for income taxes	(29)	49	(49)	(29)
Income (loss) before discontinued operations	(50)	84	(84)	(50)
Discontinued operations loss, net of income tax	—	—	—	—
Net income (loss)	$(50)	$84	$(84)	$(50)

Supplemental Condensed Consolidating Statement of Operations

	Six Months Ended August 4, 2007
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$1,426	813	$(612)	$1,627
Cost of sales and occupancy expense	970	653	(612)	1,011
Gross profit	456	160	—	616
Selling, general, and administrative expense	435	62	—	497
Transaction expenses	21	—	—	21
Related party expenses	8	—	—	8
Store pre-opening costs	2	1	—	3
Operating income	(10)	97	—	87
Interest expense	191	—	—	191
Other (income) and expense, net	—	(5)	—	(5)
Intercompany charges (income)	34	(34)	—	—
Equity in earnings of subsidiaries	136	—	(136)	—
Income (loss) before income taxes and discontinued operations	(99)	136	(136)	(99)
Provision (benefit) for income taxes	(34)	46	(46)	(34)
Income (loss) before discontinued operations	(65)	90	(90)	(65)
Discontinued operations loss, net of income tax	(2)	—	—	(2)
Net income (loss)	$(67)	$90	$(90)	$(67)

Supplemental Condensed Statement of Cash Flows

	Six Months Ended August 2, 2008
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net cash (used in) provided by operating activities	$(114)	$86	$(70)	$(98)

Investing activities:
Cash paid for property and equipment	(33)	(6)	—	(39)
Net cash used in investing activities	(33)	(6)	—	(39)

Financing activities:
Net borrowings of long-term debt	153	—	—	153
Intercompany dividends	—	(70)	70	—
Other financing activities	—	—	—	—
Net cash provided by (used in) financing activities	153	(70)	70	153

Increase in cash and equivalents	6	10	—	16
Beginning cash and cash equivalents	26	3	—	29
Ending cash and cash equivalents	$32	$13	$—	$45

Supplemental Condensed Statement of Cash Flows

	Six Months Ended August 4, 2007
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net cash (used in) provided by operating activities	$(48)	$85	$(67)	$(30)

Investing Activities:
Cash paid for property and equipment	(58)	(4)	—	(62)
Net cash used in investing activities	(58)	(4)	—	(62)
Financing Activities:
Net borrowings of long-term debt	123	—	—	123
Intercompany dividends	—	(67)	67	—
Other financing activities	(16)	—	—	(16)
Net cash provided by (used in) financing activities	107	(67)	67	107
Increase in cash and equivalents	1	14	—	15
Beginning cash and cash equivalents	26	4	—	30
Ending cash and equivalents	$27	$18	$—	$45

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All expressions of  the “Company,” “us,” “we,” “our,” and all similar expressions are references to Michaels Stores, Inc. and its consolidated wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

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

General

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. All references herein to “fiscal 2008” relate to the 52 weeks ending January 31, 2009 and all references to “fiscal 2007” relate to the 52 weeks ended February 2, 2008. In addition, all references herein to “the second quarter of fiscal 2008” relate to the 13 weeks ended August 2, 2008 and all references to “the second quarter of fiscal 2007” relate to the 13 weeks ended August 4, 2007.  Finally, all references to “the six months ended August 2, 2008” relate to the 26 weeks ended August 2, 2008, and “the six months ended August 4, 2007” relate to the 26 weeks ended August 4, 2007, respectively.

The following table sets forth certain of our unaudited operating data:

	Quarter Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Michaels stores:
Retail stores open at beginning of period	980	929	963	921
Retail stores opened during the period	11	9	28	20
Retail stores opened (relocations) during the period	3	2	6	7
Retail stores closed during the period	—	—	—	(3)
Retail stores closed (relocations) during the period	(3)	(2)	(6)	(7)
Retail stores open at end of period	991	938	991	938

Aaron Brothers stores:
Retail stores open at beginning of period	164	168	166	166
Retail stores opened during the period	—	—	—	2
Retail stores opened (relocations) during the period	1	—	1	—
Retail stores closed during the period	—	(1)	(2)	(1)
Retail stores closed (relocations) during the period	(1)	—	(1)	—
Retail stores open at end of period	164	167	164	167

Total store count at end of period	1,155	1,105	1,155	1,105

Other operating data:
Average inventory per Michaels store (in thousands) (1)	$899	$930	$899	$930
Comparable store sales (decrease) increase (2)	(2.6)%	0.8%	(2.8)%	0.1%

(1)   Average inventory per Michaels store calculation excludes our Aaron Brothers stores.

(2)   Comparable store sales increase (decrease) represents the increase (decrease) in net sales for stores open the same number of months in the indicated period and the comparable period of the previous year, including stores that were relocated or expanded during either period. A store is deemed to become comparable in its 14th month of operation in order to eliminate grand opening sales distortions. A store temporarily closed more than 2 weeks due to a catastrophic event is not considered comparable during the month it closed. If a store is closed longer than 2 weeks but less than 2 months, it becomes comparable in the month in which it reopens, subject to a mid-month convention. A store closed longer than 2 months becomes comparable in its 14th month of operation after its reopening.

Results of Operations

The following table sets forth the percentage relationship to net sales of each line item of our unaudited consolidated statements of operations. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes, contained herein.

	Quarter Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	65.1	63.2	63.2	62.1
Gross profit	34.9	36.8	36.8	37.9
Selling, general, and administrative expense	30.9	30.7	31.5	30.6
Transaction expenses	—	2.1	—	1.3
Related party expenses	0.5	0.5	0.5	0.5
Store pre-opening costs	0.1	0.1	0.2	0.2
Operating income	3.4	3.4	4.6	5.3
Interest expense	9.5	12.1	9.4	11.7
Other (income) and expense, net	—	(0.3)	—	(0.3)
Loss before income taxes and discontinued operations	(6.1)	(8.4)	(4.8)	(6.1)
Income tax benefit	(2.3)	(2.9)	(1.8)	(2.1)
Loss before discontinued operations	(3.8)	(5.5)	(3.0)	(4.0)
Discontinued operations loss, net of income tax	—	(0.1)	—	(0.1)
Net loss	(3.8)%	(5.6)%	(3.0)%	(4.1)%

Quarter Ended August 2, 2008 Compared to the Quarter Ended August 4, 2007

Net Sales—Net sales increased for the second quarter of fiscal 2008 by $8 million, or 1.0%, over the second quarter of fiscal 2007. The results for the second quarter of fiscal 2008 include sales from 59 Michaels stores that were opened during the 13-month period ended August 2, 2008. Non-comparable sales increased $29 million, while comparable store sales decreased $21 million.

Comparable store sales declined 2.6% in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007, reflecting a decrease in customer transactions of 1.6% and a decrease in the average ticket of 1.0%. The fluctuation in the exchange rate between the United States and Canadian dollars positively impacted the average ticket change by 50 basis points. Comparable store sales were negatively impacted by the current soft macroeconomic and retail environments, particularly in the home décor categories, such as floral and greenery.

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

We continue to evaluate all options available to us for our Aaron Brothers concept, which range from refining the concept to possible store rationalization.  Certain of these options, if enacted, may result in material charges to our consolidated statement of operations in future periods.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $20 million primarily due to a 4.5% increase in the number of stores. As a percentage of net sales, cost of sales and occupancy expense increased approximately 190 basis points in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. Merchandise margin decreased approximately 100 basis points due to increased testing of new promotional programs, elimination of certain in-store programs, and deleveraging of our distribution costs. Occupancy costs increased by 90 basis points due to a deleveraging of fixed occupancy costs on a decline in comparable store sales.

Selling, General, and Administrative Expense—Selling, general, and administrative expense increased $4 million from

$242 million in the second quarter of fiscal 2007 to $246 million in the second quarter of fiscal 2008. As a percentage of net sales, selling, general and administrative expense increased from 30.7% of net sales in the second quarter of fiscal 2007 to 30.9% of net sales in the second quarter of fiscal 2008 primarily due to expenses from our strategic initiatives and employee severance expense, partially offset by a decrease in advertising expense.

Transaction Expenses—Transaction expenses incurred during the second quarter of fiscal 2007 related primarily to bonus arrangements associated with the change in control that were ratably recognized for a period of one year following the Merger date, as well as other compensation expenses arising from change in control agreements.

Related Party Expenses— Related party expenses were $4 million in the second quarter of fiscal 2008 and fiscal 2007.  These costs consist primarily of approximately $3 million of management fees and associated expenses paid to our Sponsors and Highfields Capital Management L.P. (“Highfields”).  Also included in the related party expenses are approximately $1 million of amortization expense related to the Separation Agreements as more fully described in Note 10 to the consolidated financial statements.

Interest Expense—Interest expense for the quarter decreased $19 million to $76 million as a result of a lower average interest rate related to our variable-rate debt, and a $64 million reduction in our total debt outstanding.

Benefit for Income Taxes—The effective tax rate was 38.6% for the second quarter of fiscal 2008 and 34.9% for the second quarter of fiscal 2007. As a result of our projected low income base, our effective rate is highly sensitive to changes caused by permanent differences (i.e. differences between book income and tax income that will not be reversed in future periods).

Six Months Ended August 2, 2008 Compared to the Six Months Ended August 4, 2007

Net Sales—Net sales increased in the first six months of fiscal 2008 by $16 million, or 1.0%, over the first six months of fiscal 2007.  Sales at our new stores opened since the second quarter of fiscal 2007 provided incremental revenue of $61 million, while comparable store sales decreased $45 million.

Comparable store sales decreased 2.8% in fiscal 2008 compared to fiscal 2007, reflecting declines in customer transactions of 2.2%, average ticket of 0.4% and custom framing deliveries of 0.2%. The fluctuation in the exchange rate between the United States and Canadian dollars positively impacted the average ticket change by 80 basis points.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $28 million due primarily to a 4.5% increase in the number of stores.  As a percentage of sales, cost of sales and occupancy expense increased 110 basis points. Merchandise margin decreased approximately 70 basis points primarily related to a deleveraging of our distribution costs. Also, occupancy costs increased by 40 basis points, as a percentage of sales, due to a deleveraging of fixed occupancy costs on a decline in comparable store sales.

Selling, General, and Administrative Expense—Selling, general, and administrative expense increased $21 million to $518 million for the first six months of fiscal 2008 compared to $497 million in the first six months of fiscal 2007. As a percentage of net sales, selling, general, and administrative expense increased from 30.6% in the first six months of fiscal 2007 to 31.5% in the first six months of fiscal 2008 primarily due to planned in-store investments, decreased leverage associated with the decline in comparable store sales and an increase in severance expense, partially offset by a reduction in advertising expense.

Transaction Expenses – Transaction expenses incurred during the first six months of fiscal 2007 related primarily to bonus arrangements associated with the change in control that were ratably recognized for a period of one year following the Merger date, as well as other compensation expenses arising from change in control agreements.

Related Party Expenses—Related party expenses were $8 million for the first six months of fiscal 2008 and fiscal 2007 consisting primarily of $7 million of management fees and associated expenses paid to our Sponsors and Highfields.

Interest Expense—Interest expense decreased $37 million in the six months ended August 2, 2008 compared to the six months ended August 4, 2007 primarily due to a lower average interest rate on our variable-rate debt and lower average debt levels.

Benefit for Income Taxes—The effective tax rate was 36.9% for the first six months of fiscal 2008 and 34.0% for the first six months of fiscal 2007. As a result of our projected low income tax base, our effective rate is highly sensitive to changes caused by permanent differences (i.e. differences between book income and tax income that will not be reversed in future periods).

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, inventory for new stores, and inventory replenishment for existing stores, to service our outstanding debt and seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities and funds available under our Asset-based revolving credit facility will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and future growth throughout fiscal 2008.

Cash Flow from Operating Activities

Cash flow used in operating activities during the first six months of fiscal 2008 was $98 million compared to $30 million during the first six months of fiscal 2007. The $68 million change was primarily due to decreases in accrued interest on our outstanding debt and increases in our income taxes receivable.

Average inventory per Michaels store (including supporting distribution centers) decreased 3.3% from August 4, 2007 to August 2, 2008 primarily due to reduced Yarn inventories, ongoing benefits from enhancements to our distribution network (referred to as our Hybrid distribution network), and lower inventory values associated with our direct sourcing efforts. We expect average inventory per Michaels store at the end of fiscal 2008 to be flat to higher by approximately 2% as compared to the end of fiscal 2007.

Cash Flow used in Investing Activities

Cash flow used in investing activities was primarily the result of the following capital expenditure activities:

	Six Months Ended
	August 2,	August 4,
	2008 (1)	2007 (2)
	(in millions)
New and relocated stores and stores not yet opened	$15	$18
Existing stores	7	11
Distribution system expansion (3)	2	13
Information systems	14	19
Corporate and other	1	1
	$39	$62

(1)          In the first six months of fiscal 2008, we incurred capital expenditures related to the opening of 28 Michaels stores in addition to the relocation of six Michaels stores and one Aaron Brothers store.

(2)          In the first six months of fiscal 2007, we incurred capital expenditures related to the opening of 20 Michaels and two Aaron Brothers stores in addition to the relocation of seven Michaels stores.

(3)          The change in capital expenditures related to the distribution system expansion is primarily related to 2007 expenditures associated with our Hybrid distribution network.

Cash Flow provided by Financing Activities

Cash flows from financing activities are related primarily to borrowings and repayments under our Asset-based revolving credit facility.  The borrowed amounts were primarily used to finance interest payments, accounts payable and capital expenditures.  The Asset-based revolving credit facility provides senior secured financing of up to $1.0 billion, subject to a borrowing base. As of August 2, 2008, the borrowing base was $732 million with $440 million of unused availability.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements.  SFAS 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In November 2007, the FASB placed a one year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities; however, SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements.  We adopted all requirements of SFAS 157 as they relate to financial assets and liabilities on February 3, 2008. See Note 7 to our consolidated financial statements for further information on the impact of this standard to financial assets and liabilities. The requirements related to nonfinancial assets and liabilities will be adopted on February 1, 2009, as allowed by SFAS 157. We have not yet determined the impact, if any, on our consolidated financial statements for these nonfinancial assets and liabilities.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative data about the fair value of, and gains and losses on, derivative contracts, and details of credit-risk-related contingent features in hedged positions. The statement also requires enhanced disclosures regarding how and why entities use derivative instruments, how derivative instruments and related hedged items are accounted for in accordance with SFAS 133 and its related interpretation, and how derivative instruments and related hedged items affect entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We will adopt the new disclosure requirements of SFAS 161 in the first quarter of 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to fluctuations in exchange rates between the US and Canadian dollars, as the functional currency of our Canadian subsidiary is the Canadian dollar.  During the second quarter of fiscal 2008, we executed foreign currency forward contracts to mitigate the effects of currency fluctuations, which we designated as a cash flow hedge. The objective of the forward contracts is to hedge intercompany payments for forecasted purchases of inventory by our Canadian subsidiary, which are denominated in US dollars.  The term of this cash flow hedge extends through the first quarter of fiscal 2009.

To achieve our objective and to minimize the risk of ineffectiveness, the notional values represent a portion of our Canadian subsidiary’s forecasted intercompany purchases.  Hedge ineffectiveness is recorded in Other income, as required. For the quarter ended August 2, 2008, the ineffective portion of the hedge was immaterial.

For the portion of the hedge that is effective, as defined, the change in fair value of that hedge will initially be recorded in Other comprehensive income.  As the underlying inventory is sold to our customers, amounts will be reclassified from Other comprehensive income to Cost of sales and occupancy expense in the statement of operations.  The change in fair value of the hedge for the quarter ended August 2, 2008 was $1 million.

The table below provides the remaining quarterly notional values and the average CAD/USD exchange rate associated with the hedge (dollars in millions).

Period	CAD Amount	USD Amount	Rate
Quarter 3, 2008	$16.6	$16.6	1.000
Quarter 4, 2008	17.4	17.4	1.001
Quarter 1, 2009	12.2	12.2	1.001
	$46.2	$46.2	1.001

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated by the SEC under the Securities Exchange Act of 1934). An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Such controls and procedures are designed to ensure that information we are required to disclose in our reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely disclosure decisions. We note that the design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Change in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the SEC under the Securities Exchange Act of 1934) during the quarter covered by this Quarterly Report on
Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MICHAELS STORES, INC.

Part II—OTHER INFORMATION

Item 1.  Legal Proceedings.

Information regarding legal proceedings is incorporated herein by reference from Note 8 to our Consolidated Financial Statements.

Item 6.  Exhibits.

(a) Exhibits:

Exhibit Number	Description of Exhibit
10.1

Separation and Release Agreement, dated July 2, 2008, between Michaels Stores, Inc. and Thomas M. Bazzone (previously filed as Exhibit 10.1 to Registrant’s current report on Form 8-K filed on July 9, 2008).

10.2	Letter Agreement, dated July 17, 2008, between Michaels Stores, Inc. and Elaine D. Crowley (previously filed as Exhibit 99.2 to Registrant’s current report on Form 8-K filed July 24, 2008).

31.1	Certifications of Brian C. Cornell pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Elaine D. Crowley pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

MICHAELS STORES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAELS STORES, INC.

	By:	/s/ Elaine D. Crowley
Elaine D. Crowley
Executive Vice President - Chief Financial Officer
(Principal Financial Officer)

Dated: September 9, 2008

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
10.1

Separation and Release Agreement, dated July 2, 2008, between Michaels Stores, Inc. and Thomas M. Bazzone (previously filed as Exhibit 10.1 to Registrant’s current report on Form 8-K filed on July 9, 2008).

10.2	Letter Agreement, dated July 17, 2008, between Michaels Stores, Inc. and Elaine D. Crowley (previously filed as Exhibit 99.2 to Registrant’s current report on Form 8-K filed July 24, 2008).

31.1	Certifications of Brian C. Cornell pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Elaine D. Crowley pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).