Form 10-Q
period 2008-11-01
MICHAELS STORES INC
filed 2008-12-10
CIK 740670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2008

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

As of December 8, 2008, 118,497,202 shares of the Registrant’s Common Stock were outstanding.

MICHAELS STORES, INC.
FORM 10-Q

MICHAELS STORES, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	November 1,	February 2,	November 3,
	2008	2008	2007
ASSETS
Current assets:
Cash and equivalents	$92	$29	$57
Merchandise inventories	1,083	845	1,027
Prepaid expenses and other	83	70	74
Deferred income taxes	30	31	35
Income tax receivable	38	5	78
Current assets - discontinued operations	—	—	9
Total current assets	1,326	980	1,280
Property and equipment, at cost	1,204	1,155	1,143
Less accumulated depreciation	(802)	(722)	(698)
	402	433	445
Goodwill	94	94	116
Debt issuance costs, net of accumulated amortization of $35 at November 1, 2008; $22 at February 2, 2008; and $18 at November 3, 2007	90	103	107
Other assets	—	4	7
Non-current assets - discontinued operations	—	—	(1)
	184	201	229
Total assets	$1,912	$1,614	$1,954

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$274	$221	$282
Accrued liabilities and other	336	332	333
Current portion of long-term debt	432	122	445
Current liabilities - discontinued operations	1	4	2
Total current liabilities	1,043	679	1,062
Long-term debt	3,751	3,741	3,736
Deferred income taxes	5	4	16
Other long-term liabilities	76	80	81
Long-term liabilities - discontinued operations	1	2	1
Total long-term liabilities	3,833	3,827	3,834
	4,876	4,506	4,896
Commitments and contingencies
Stockholders’ deficit:
Common Stock, $0.10 par value, 220,000,000 shares authorized; 118,376,402 shares issued and outstanding at November 1, 2008; 118,421,069 shares issued and outstanding at February 2, 2008; 118,451,736 shares issued and outstanding at November 3, 2007	12	12	12
Additional paid-in capital	17	12	11
Accumulated deficit	(2,996)	(2,926)	(2,980)
Accumulated other comprehensive income	3	10	15
Total stockholders’ deficit	(2,964)	(2,892)	(2,942)
Total liabilities and stockholders’ deficit	$1,912	$1,614	$1,954

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

(Unaudited)

	Quarter Ended		Nine Months Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Net sales	$906	$934	$2,549	$2,561
Cost of sales and occupancy expense	584	591	1,623	1,602
Gross profit	322	343	926	959
Selling, general, and administrative expense	247	261	765	758
Transaction expenses	—	8	—	29
Related party expenses	4	4	12	12
Store pre-opening costs	3	3	6	6
Operating income	68	67	143	154
Interest expense	77	95	231	285
Other (income) and expense, net	3	(6)	3	(11)
Loss before income taxes and discontinued operations	(12)	(22)	(91)	(120)
Provision (benefit) for income taxes	8	(9)	(21)	(42)
Loss before discontinued operations	(20)	(13)	(70)	(78)
Discontinued operations loss, net of income tax	—	(5)	—	(7)
Net loss	$(20)	$(18)	$(70)	$(85)

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	November 1,	November 3,
	2008	2007
Operating activities:
Net loss	$(70)	$(85)
Adjustments:
Depreciation and amortization	94	94
Share-based compensation	6	4
Deferred financing costs amortization	13	13
Accretion of subordinated discount notes	29	25
Impairment of discontinued operations	—	6
Other	1	(1)
Changes in assets and liabilities:
Merchandise inventories	(250)	(188)
Prepaid expenses and other	(5)	—
Deferred income taxes and other	3	(14)
Accounts payable	51	56
Accrued interest	(9)	10
Accrued liabilities and other	13	39
Income taxes receivable	(37)	(52)
Other long-term liabilities	(5)	13
Net cash used in operating activities	(166)	(80)

Investing activities:
Additions to property and equipment	(66)	(86)
Net cash used in investing activities	(66)	(86)

Financing activities:
Borrowings on asset-based revolving credit facility	749	793
Payments on asset-based revolving credit facility	(439)	(578)
Repayments on senior secured term loan facility	(18)	(18)
Equity investment of Management	—	8
Repurchase of new Common Stock	(1)	(1)
Payments of capital leases	(4)	(6)
Change in cash overdraft	9	(5)
Other	(1)	—
Net cash provided by financing activities	295	193

Net increase in cash and equivalents	63	27
Cash and equivalents at beginning of period	29	30
Cash and equivalents at end of period	$92	$57

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended November 1, 2008

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

Because of the seasonal nature of our business, the results of operations for the three and nine months ended November 1, 2008 are not indicative of the results to be expected for the entire year.

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

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. All references herein to “fiscal 2008” relate to the 52 weeks ending January 31, 2009, and all references to “fiscal 2007” relate to the 52 weeks ended February 2, 2008. In addition, all references herein to “the third quarter of fiscal 2008” relate to the 13 weeks ended November 1, 2008 and all references to “the third quarter of fiscal 2007” relate to the 13 weeks ended November 3, 2007. Finally, all references to “the nine months ended November 1, 2008” relate to the 39 weeks ended November 1, 2008, and “the nine months ended November 3, 2007” relate to the 39 weeks ended November 3, 2007.

Change in Accounting Estimates

During the third quarter of 2008, we reduced our bonus expense accrual by approximately $15 million primarily due to lower than planned results from operations given the soft macroeconomic environment. Bonus expense is included in selling, general and administrative expense on the consolidated statements of operations.

See Note 8 for further information on the change in our effective tax rate.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative data about the fair value of, and gains and losses on, derivative contracts, and details of credit-risk-related contingent features in hedged positions. The statement also requires enhanced disclosures regarding how and why entities use derivative instruments, how derivative instruments and related hedged items are accounted for in accordance with SFAS 133 and its related interpretation, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We will adopt the new disclosure requirements of SFAS 161 in the first quarter of fiscal 2009.

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

Summarized financial information with respect to the results of operations of these discontinued operations is as follows:

	Quarter Ended	Nine Months Ended
	November 3, 2007	November 3, 2007
	(in millions)

Net sales	$6	$16

Loss from discontinued operations before income taxes	$(8)	$(10)
Income tax benefit	3	3
Net loss from discontinued operations	$(5)	$(7)

Note 3.  Share-Based Compensation

On February 15, 2007, our stockholders and Board of Directors approved the 2006 Equity Incentive Plan (“2006 Plan”), which provides for the grant of share-based awards exercisable for up to 14.2 million shares of Common Stock. The table below sets forth a summary of stock option activity for the three and nine months ended November 1, 2008 and November 3, 2007. As of November 1, 2008, there were 187,467 shares of restricted stock outstanding, 10.3 million share-based awards outstanding and up to 3.7 million shares of Common Stock remaining available for grant under the 2006 Plan.

	Quarter Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
	(in millions)

Outstanding at beginning of period	10.4	11.4	11.1	—
Grants	0.5	0.4	2.7	13.4
Cancellations	(0.6)	(0.3)	(3.5)	(1.9)
Outstanding at end of period	10.3	11.5	10.3	11.5

Generally, awards granted under the 2006 Plan vest ratably over five years and expire eight years from the grant date. The exercise prices of the awards ranged from $15 per share to $52.50 per share, as determined by the Board of Directors. Share-based compensation expense associated with these awards was $2 million and $1 million for the third quarter of fiscal 2008 and 2007, respectively, and $6 million and $4 million for the nine months ended November 1, 2008 and November 3, 2007, respectively.

Note 4.  Debt

Our outstanding debt is detailed in the table below. We were in compliance with the terms and conditions of all debt agreements for all periods presented.

	November 1, 2008	February 2, 2008	Interest Rate
	(in millions)

Senior notes	$750	$750	10.000%
Senior subordinated notes	400	400	11.375%
Subordinated discount notes	322	293	13.000%
Senior secured term loan	2,303	2,321	Variable
Asset-based revolving credit facility	407	97	Variable
Other	1	2	Variable
Total debt	4,183	3,863
Less current portion	432	122
Long-term debt	$3,751	$3,741

Asset-based revolving credit facility

Our senior secured asset-based revolving credit facility, which we entered into on October 31, 2006, with Banc of America, N.A. and other lenders (the “Asset-based revolving credit facility”) provides senior secured financing of up to $1.0 billion, subject to a borrowing base as described in our Annual Report on Form 10-K. As of November 1, 2008, the borrowing base was $989 million with $510 million of unused availability.

Senior secured term loan facility

Borrowings under our senior secured term loan facility, which we entered into on October 31, 2006, with Deutsche Bank A.G. New York Branch and other lenders (the “Senior secured term loan facility”) bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank and (2) the federal funds effective rate plus ½ of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The applicable margin at November 1, 2008 was 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings, subject to adjustments based on the leverage and ratings thresholds set forth in the Senior secured term loan facility agreement.

Note 5.  Comprehensive (Loss) Income

Our comprehensive (loss) income is as follows:

	Quarter Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
	(in millions)

Net loss	$(20)	$(18)	$(70)	$(85)
Other comprehensive income (loss):
Derivative gain (loss)	5	(2)	7	(2)
Foreign currency translation adjustment and other	(12)	6	(14)	10
Comprehensive loss	$(27)	$(14)	$(77)	$(77)

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

To achieve our objective and to minimize the risk of ineffectiveness, the notional values represent a portion of our Canadian subsidiary’s forecasted intercompany purchases. Hedge ineffectiveness is recorded in Other income, as required. For the quarter ended November 1, 2008, the ineffective portion of the hedge was immaterial.

For the portion of the hedge that is effective, as defined, the change in fair value of that hedge will initially be recorded in Other comprehensive income. As the underlying inventory is sold to our customers, amounts will be reclassified from Other comprehensive income to Cost of sales and occupancy expense in the statement of operations. The fair value of the hedge for the quarter ended November 1, 2008 was $5 million.

The table below provides the remaining quarterly notional values and the average CAD/USD exchange rate associated with the hedge

(dollars in millions).

Period	CAD Amount	USD Amount	Rate
Quarter 4, 2008	$17.4	$17.4	1.001
Quarter 1, 2009	12.2	12.2	1.001
	$29.6	$29.6	1.001

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

•                  Level 3 — Instruments whose significant inputs are unobservable.

The following table presents net financial assets (liabilities) accounted for at fair value on a recurring basis as of November 1, 2008 (in millions):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$52	$—	$—	$52
Foreign Currency Derivative Instruments	—	5	—	5

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

Note 8. Income Taxes

The Company recorded an income tax provision of $8 million for the third quarter of fiscal 2008. The expense relates primarily to a projected annual tax rate decrease due to changes in our results of operations, combined with the Company’s limited ability to recognize foreign tax credits related to its profitable Canadian operations. During the third quarter of fiscal 2007, the Company recorded a tax benefit of $9 million at an effective tax rate of 39.0%.

The Company’s effective tax rate was 23.0% and 34.9% for the first nine months of fiscal 2008 and fiscal 2007, respectively. The decrease in our effective tax rate is the result of the Company’s limited ability to recognize foreign tax credits related to its profitable Canadian operations. Our effective tax rate is highly sensitive to changes as a result of the low base of expected income or loss for the period and the comparatively significant effect on the tax rate caused by permanent differences.

Our policy is to evaluate the appropriateness of our deferred tax assets and record a valuation allowance to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. If different assumptions had been used, our tax expense, assets, and liabilities could have varied from recorded amounts. If actual results differ from estimated results or if we adjust theses assumptions in the future, we may need to adjust our deferred tax assets or liabilities, which could impact our effective tax rate.

Note 9.  Commitments and Contingencies

We are involved in ongoing legal and regulatory proceedings. Other than those described in the following paragraphs, there were no material changes to our disclosures of commitments and contingencies from our Annual Report on Form 10-K for the fiscal year ended February 2, 2008 and our Quarterly Reports on Form 10-Q for the quarterly periods ended May 3, 2008 and August 2, 2008.

Employee Class Action Claims

Cotton Claim

On December 20, 2002, James Cotton, a former store manager of Michaels of Canada, ULC, our wholly-owned subsidiary, and Suzette Kennedy, a former assistant manager of Michaels of Canada, commenced a purported class proceeding against Michaels of Canada and Michaels Stores, Inc. on behalf of themselves and current and former employees employed in Canada. The Cotton claim was filed in the Ontario Superior Court of Justice and alleges that the defendants violated employment standards legislation in Ontario and other provinces and territories of Canada by failing to pay overtime compensation as required by that legislation. The Cotton claim also alleges that this conduct was in breach of the contracts of employment of those individuals. The Cotton claim seeks a declaration that the defendants have acted in breach of applicable legislation, payment to current and former employees for overtime, damages for breach of contract, punitive, aggravated and exemplary damages, interest, and costs. In May of 2005, the plaintiffs delivered material in support of their request that this action be certified as a class proceeding. Michaels filed and served its responding materials opposing class certification on January 31, 2006. A hearing with respect to certification has been set for early 2009. We intend to contest certification of this claim as a class action. Further, we believe we have certain defenses on the merits and intend to defend this lawsuit vigorously. We are unable to estimate a range of possible loss, if any, in this claim.

Hernandez Claim

On April 12, 2007, Antonio Hernandez and five other floor care contractor employees filed a purported class action proceeding in Superior Court of California, County of Orange.  The plaintiffs filed this action against Michaels Stores, Inc., Marshalls and TJ Maxx on behalf of themselves and all similarly-situated individuals in California.  The Hernandez suit alleged that they were joint employees with Michaels, Marshalls, TJ Maxx, and Creative Building Maintenance.  The suit also alleged that Michaels’ conduct violates California’s unfair competition law.  The plaintiffs sought injunctive relief, damages for unpaid overtime, itemized wage statement penalties, meal and rest break penalties, interest, and attorneys’ fees.  The parties reached a settlement for an immaterial amount in September 2008, and on November 14, 2008, the Court dismissed the case.

Consumer Class Action Claims

Carson Claim

On August 15, 2008, Linda Carson, a consumer, filed a purported class action proceeding in Superior Court of California, County of San Diego.  Carson filed this action against Michaels Stores, Inc., on behalf of herself and all similarly-situated California consumers.  The Carson suit alleges that Michaels unlawfully requested and recorded personally identifiable information (i.e., her zip code) as part of a credit card transaction.  The plaintiff seeks statutory penalties, costs, interest, and attorneys’ fees.  We intend to contest certification of this claim as a class action.  Further, we believe we have certain defenses on the merits and intend to defend this lawsuit vigorously.  We are unable to estimate a range of possible loss, if any, in this claim.

Note 10.  Segments

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

	Quarter Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
	(in millions)

Loss before income taxes and discontinued operations	$(12)	$(22)	$(91)	$(120)
Interest expense	77	95	231	285
Interest income	—	—	—	(1)
Depreciation and amortization	31	31	94	93
EBITDA	$96	$104	$234	$257

Our sales and assets by country are as follows:

	Net Sales	Total Assets
	(in millions)
Quarter ended November 1, 2008:
United States	$833	$1,801
Canada	73	111
Consolidated Total	$906	$1,912

Quarter ended November 3, 2007:
United States	$856	$1,850
Canada	78	104
Consolidated Total	$934	$1,954

Nine Months ended November 1, 2008:
United States	$2,342	$1,801
Canada	207	111
Consolidated Total	$2,549	$1,912

Nine Months ended November 3, 2007:
United States	$2,364	$1,850
Canada	197	104
Consolidated Total	$2,561	$1,954

We present assets based on their physical, geographic location. Certain assets located in the United States are also used to support our Canadian operations, but we do not allocate these assets to Canada.

Note 11.  Related Party Transactions

As previously disclosed, on October 31, 2006, substantially all of the Common Stock of Michaels Stores, Inc. was acquired through a merger transaction (the “Merger”) by affiliates of Bain Capital Partners, LLC and The Blackstone Group. We pay annual management fees to Bain Capital Partners, LLC and The Blackstone Group (collectively, together with their applicable affiliates, the “Sponsors”) and Highfields Capital Management LP in the amount of $12 million and $1 million, respectively. We recognized $3 million of expense related to annual management fees during the third quarter of each of fiscal 2008 and fiscal 2007, and $10 million during each of the nine months ended November 1, 2008 and November 3, 2007. These expenses are included in related party expenses on the statement of operations.

Bain Capital owns a majority ownership stake in an external vendor we utilize to print our circular advertisements. Expenses associated with this vendor during the third quarter of fiscal 2008 and fiscal 2007 were $10 million and $11 million, respectively, and $26 million and $29 million for the nine months ended November 1, 2008 and November 3, 2007, respectively. These expenses are included in selling, general and administrative expense on the consolidated statements of operations.

During the first quarter of fiscal 2007, The Blackstone Group acquired a majority ownership stake in an external vendor we utilize to count our store inventory. Expenses associated with this vendor during the third quarter of each of fiscal 2008 and 2007 were $2 million. Expenses for the nine months ended November 1, 2008 and November 3, 2007 were $5 million and $4 million, respectively. These expenses are included in selling, general and administrative expense on the consolidated statements of operations.

During the third quarter of fiscal 2007, Bain Capital acquired an ownership stake in an external vendor we utilize for non-merchandise supplies. Expenses associated with this vendor during the third quarter of fiscal 2008 and the nine months ended November 1, 2008 were $1 million and $2 million, respectively. These expenses are included in selling, general and administrative expense on the consolidated statements of operations.

During fiscal 2008, we began utilizing an external vendor for waste management services that is partially owned by The Blackstone Group. Expenses associated with this vendor during the first nine months of fiscal 2008 were $2 million. These expenses are included in selling, general and administrative expense on the consolidated statements of operations.

The Company periodically provides officers of Michaels Stores, Inc. and its subsidiaries the opportunity to purchase shares of our Common Stock. There were no shares sold to officers during the first nine months of fiscal 2008. During the first nine months of fiscal 2007, the Company sold 541,006 shares to officers. Also, during the third quarter and first nine months of fiscal 2008, we repurchased 6,000 and 111,334 shares, respectively, from officers who are no longer with the Company. During the third quarter and first nine months of fiscal 2007, the Company repurchased 13,333 and 62,666 shares, respectively, from officers who are no longer with the Company.

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

Note 12. Condensed Consolidating Financial Information

All of the Company’s obligations under the Senior notes, Senior subordinated notes, Subordinated discount notes, Senior secured term loan, and Asset-based revolving credit facility are guaranteed by the Parent and Guarantor subsidiaries. Currently, Aaron Brothers Card Services, LLC is a non-guarantor subsidiary that was organized on July 11, 2008. As of November 1, 2008, the financial statements of Aaron Brothers Card Services, LLC were immaterial.

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

Supplemental Condensed Consolidating Balance Sheet

	November 1, 2008
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$86	$6	$—	$92
Merchandise inventories	776	307	—	1,083
Intercompany receivables	—	410	(410)	—
Other	97	54	—	151
Total current assets	959	777	(410)	$1,326
Property and equipment, net	294	108	—	402
Goodwill, net	94	—	—	94
Investment in subsidiaries	517	—	(517)	—
Other assets	76	14	—	90
Total assets	$1,940	$899	$(927)	$1,912

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$30	$244	$—	$274
Accrued liabilities and other	258	78	—	336
Current portion of long-term debt	432	—	—	432
Intercompany payable	410	—	(410)	—
Other	(39)	40	—	1
Total current liabilities	1,091	362	(410)	1,043
Long-term debt	3,751	—	—	3,751
Other long-term liabilities	62	20	—	82
Total stockholders’ equity (deficit)	(2,964)	517	(517)	(2,964)
Total liabilities and stockholders’ equity (deficit)	$1,940	$899	$(927)	$1,912

Supplemental Condensed Consolidating Balance Sheet

	February 2, 2008
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$26	$3	$—	$29
Merchandise inventories	622	223	—	845
Intercompany receivables	—	250	(250)	—
Other	61	45	—	106
Total current assets	709	521	(250)	980
Property and equipment, net	308	125	—	433
Goodwill, net	94	—	—	94
Investment in subsidiaries	325	—	(325)	—
Other assets	91	16	—	107
Total assets	$1,527	$662	$(575)	$1,614

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$29	$192	$—	$221
Accrued liabilities and other	249	83	—	332
Current portion of long-term debt	122	—	—	122
Intercompany payable	250	—	(250)	—
Other	(37)	41	—	4
Total current liabilities	613	316	(250)	679
Long-term debt	3,741	—	—	3,741
Other long-term liabilities	65	21	—	86
Total stockholders’ equity (deficit)	(2,892)	325	(325)	(2,892)
Total liabilities and stockholders’ equity (deficit)	$1,527	$662	$(575)	$1,614

Supplemental Condensed Consolidating Balance Sheet

	November 3, 2007
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$40	$17	$—	$57
Merchandise inventories	756	271	—	1,027
Intercompany receivables	—	275	(275)	—
Other	176	20	—	196
Total current assets	972	583	(275)	1,280
Property and equipment, net	316	129	—	445
Goodwill, net	94	22	—	116
Investment in subsidiaries	320	—	(320)	—
Other assets	97	16	—	113
Total assets	$1,799	$750	$(595)	$1,954

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$40	$242	$—	$282
Accrued liabilities and other	255	78	—	333
Current portion of long-term debt	445	—	—	445
Intercompany payable	275	—	(275)	—
Other	(83)	85	—	2
Total current liabilities	932	405	(275)	1,062
Long-term debt	3,736	—	—	3,736
Other long-term liabilities	73	25	—	98
Total stockholders’ equity (deficit)	(2,942)	320	(320)	(2,942)
Total liabilities and stockholders’ equity (deficit)	$1,799	$750	$(595)	$1,954

Supplemental Condensed Consolidating Statement of Operations

	Quarter Ended November 1, 2008
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$796	618	$(508)	$906
Cost of sales and occupancy expense	554	538	(508)	584
Gross profit	242	80	—	322
Selling, general, and administrative expense	221	26	—	247
Transaction expenses	—	—	—	—
Related party expenses	4	—	—	4
Store pre-opening costs	2	1	—	3
Operating income	15	53	—	68
Interest expense	77	—	—	77
Other (income) and expense, net	—	3	—	3
Intercompany charges (income)	23	(23)	—	—
Equity in earnings of subsidiaries	73	—	(73)	—
Income (loss) before income taxes and discontinued operations	(12)	73	(73)	(12)
Provision (benefit) for income taxes	8	28	(28)	8
Income (loss) before discontinued operations	(20)	45	(45)	(20)
Discontinued operations loss, net of income tax	—	—	—	—
Net income (loss)	$(20)	$45	$(45)	$(20)

Supplemental Condensed Consolidating Statement of Operations

	Quarter Ended November 3, 2007
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$818	587	$(471)	$934
Cost of sales and occupancy expense	555	507	(471)	591
Gross profit	263	80	—	343
Selling, general, and administrative expense	229	32	—	261
Transaction expenses	8	—	—	8
Related party expenses	4	—	—	4
Store pre-opening costs	3	—	—	3
Operating income	19	48	—	67
Interest expense	95	—	—	95
Other (income) and expense, net	(1)	(5)	—	(6)
Intercompany charges (income)	24	(24)	—	—
Equity in earnings of subsidiaries	77	—	(77)	—
Income (loss) before income taxes and discontinued operations	(22)	77	(77)	(22)
Provision (benefit) for income taxes	(9)	32	(32)	(9)
Income (loss) before discontinued operations	(13)	45	(45)	(13)
Discontinued operations loss, net of income tax	(5)	—	—	(5)
Net income (loss)	$(18)	$45	$(45)	$(18)

Supplemental Condensed Consolidating Statement of Operations

	Nine Months Ended November 1, 2008
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$2,227	1,554	$(1,232)	$2,549
Cost of sales and occupancy expense	1,546	1,309	(1,232)	1,623
Gross profit	681	245	—	926
Selling, general, and administrative expense	673	92	—	765
Transaction expenses	—	—	—	—
Related party expenses	12	—	—	12
Store pre-opening costs	5	1	—	6
Operating (loss) income	(9)	152	—	143
Interest expense	231	—	—	231
Other (income) and expense, net	—	3	—	3
Intercompany charges (income)	57	(57)	—	—
Equity in earnings of subsidiaries	206	—	(206)	—
Income (loss) before income taxes and discontinued operations	(91)	206	(206)	(91)
Provision (benefit) for income taxes	(21)	47	(47)	(21)
Income (loss) before discontinued operations	(70)	159	(159)	(70)
Discontinued operations loss, net of income tax	—	—	—	—
Net income (loss)	$(70)	$159	$(159)	$(70)

Supplemental Condensed Consolidating Statement of Operations

	Nine Months Ended November 3, 2007
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$2,244	1,400	$(1,083)	$2,561
Cost of sales and occupancy expense	1,525	1,160	(1,083)	1,602
Gross profit	719	240	—	959
Selling, general, and administrative expense	664	94	—	758
Transaction expenses	29	—	—	29
Related party expenses	12	—	—	12
Store pre-opening costs	5	1	—	6
Operating income	9	145	—	154
Interest expense	285	—	—	285
Other (income) and expense, net	(2)	(9)	—	(11)
Intercompany charges (income)	58	(58)	—	—
Equity in earnings of subsidiaries	212	—	(212)	—
Income (loss) before income taxes and discontinued operations	(120)	212	(212)	(120)
Provision (benefit) for income taxes	(42)	74	(74)	(42)
Income (loss) before discontinued operations	(78)	138	(138)	(78)
Discontinued operations loss, net of income tax	(7)	—	—	(7)
Net income (loss)	$(85)	$138	$(138)	$(85)

Supplemental Condensed Consolidating Statement of Cash Flows

	Nine Months Ended November 1, 2008
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net cash (used in) provided by operating activities	$(176)	$113	$(103)	$(166)

Investing activities:
Cash paid for property and equipment	(59)	(7)	—	(66)
Net cash used in investing activities	(59)	(7)	—	(66)

Financing activities:
Net borrowings of long-term debt	292	—	—	292
Intercompany dividends	—	(103)	103	—
Other financing activities	3	—	—	3
Net cash provided by (used in) financing activities	295	(103)	103	295

Increase in cash and equivalents	60	3	—	63
Beginning cash and cash equivalents	26	3	—	29
Ending cash and cash equivalents	$86	$6	$—	$92

Supplemental Condensed Consolidating Statement of Cash Flows

	Nine Months Ended November 3, 2007
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net cash (used in) provided by operating activities	$(123)	$149	$(106)	$(80)

Investing Activities:
Cash paid for property and equipment	(56)	(30)	—	(86)
Net cash used in investing activities	(56)	(30)	—	(86)

Financing Activities:
Net borrowings of long-term debt	197	—	—	197
Intercompany dividends	—	(106)	106	—
Other financing activities	(4)	—	—	(4)
Net cash provided by (used in) financing activities	193	(106)	106	193

Increase in cash and equivalents	14	13	—	27
Beginning cash and cash equivalents	26	4	—	30
Ending cash and equivalents	$40	$17	$—	$57

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

Disclosure Regarding Forward-Looking Information

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, estimates, and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance or achievements to be materially different from anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to:

•                  the continuation or further deterioration of the current worldwide economic downturn;

•                  government or consumer concerns about product safety and recalls or changes to laws, including the recently enacted Consumer Product Safety Improvement Act of 2008, could harm our reputation, financial position, earnings or cash flow;

•                  if the Employee Free Choice Act is adopted, it would be easier for our employees to obtain union representation and our businesses could be impacted as a result;

•                  changes in customer demand could materially adversely affect our sales, operating results, and cash flow;

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

For more details on factors that may cause actual results to differ materially from such forward-looking statements, please see Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended February 2, 2008, Item 1A of Part II to our Quarterly Report on Form 10-Q for the quarter ended May 3, 2008, Item 1A of Part II of this Quarterly Report on Form 10-Q, and other reports from time to time filed with or furnished to the SEC. We disclaim any intention to, and undertake no obligation to, update or revise any forward-looking statement.

General

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. All references herein to “fiscal 2008” relate to the 52 weeks ending January 31, 2009 and all references to “fiscal 2007” relate to the 52 weeks ended February 2, 2008. In addition, all references herein to “the third quarter of fiscal 2008” relate to the 13 weeks ended November 1, 2008 and all references to “the third quarter of fiscal 2007” relate to the 13 weeks ended November 3, 2007.  Finally, all references to “the nine months ended November 1, 2008” relate to the 39 weeks ended November 1, 2008, and “the nine months ended November 3, 2007” relate to the 39 weeks ended November 3, 2007, respectively.

The following table sets forth certain of our unaudited operating data:

	Quarter Ended		Nine Months Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Michaels stores:
Retail stores open at beginning of period	991	938	963	921
Retail stores opened during the period	22	23	50	43
Retail stores opened (relocations) during the period	3	4	9	11
Retail stores closed during the period	—	—	—	(3)
Retail stores closed (relocations) during the period	(3)	(4)	(9)	(11)
Retail stores open at end of period	1,013	961	1,013	961

Aaron Brothers stores:
Retail stores open at beginning of period	164	167	166	166
Retail stores opened during the period	—	—	—	2
Retail stores opened (relocations) during the period	—	—	1	—
Retail stores closed during the period	(1)	—	(3)	(1)
Retail stores closed (relocations) during the period	—	—	(1)	—
Retail stores open at end of period	163	167	163	167

Total store count at end of period	1,176	1,128	1,176	1,128

Other operating data:
Average inventory per Michaels store (in thousands) (1)	$1,022	$1,023	$1,022	$1,023
Comparable store sales (decrease) increase (2)	(6.5)%	1.9%	(4.1)%	0.7%

(1)	Average inventory per Michaels store calculation excludes our Aaron Brothers stores.

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

	Quarter Ended		Nine Months Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	64.5	63.3	63.7	62.6
Gross profit	35.5	36.7	36.3	37.4
Selling, general, and administrative expense	27.3	27.9	30.0	29.6
Transaction expenses	—	0.9	—	1.1
Related party expenses	0.4	0.4	0.5	0.5
Store pre-opening costs	0.3	0.3	0.2	0.2
Operating income	7.5	7.2	5.6	6.0
Interest expense	8.5	10.2	9.0	11.1
Other (income) and expense, net	0.3	(0.6)	0.1	(0.4)
Loss before income taxes and discontinued operations	(1.3)	(2.4)	(3.5)	(4.7)
Income tax provision (benefit)	0.9	(1.0)	(0.8)	(1.7)
Loss before discontinued operations	(2.2)	(1.4)	(2.7)	(3.0)
Discontinued operations loss, net of income tax	—	(0.5)	—	(0.3)
Net loss	(2.2)%	(1.9)%	(2.7)%	(3.3)%

Quarter Ended November 1, 2008 Compared to the Quarter Ended November 3, 2007

Net Sales—Net sales decreased for the third quarter of fiscal 2008 by $28 million, or 3.0%, compared to the third quarter of fiscal 2007. The results for the third quarter of fiscal 2008 include sales from 60 Michaels stores that were opened during the 13-month period ended November 1, 2008. Non-comparable sales increased $32 million, while comparable store sales decreased $60 million.

Comparable store sales declined 6.5% in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007, reflecting a decrease in customer transactions of 3.9%, a decrease in the average ticket of 2.8%, and a 0.2% increase in custom frame deliveries. The fluctuation in the exchange rate between the United States and Canadian dollars adversely impacted the average ticket change by 70 basis points. Comparable store sales were negatively impacted by the current soft macroeconomic and retail environments, particularly in the home décor and seasonal categories.

We continue to develop a fully integrated pricing and promotion strategy and may refine our existing strategy in future periods.  A significant component of our pricing and promotion strategy involves changes in the breadth and depth of our promotional programs.  Given the current soft macroeconomic and retail environments, sales declines could adversely affect operating income due to a deleveraging of operating expenses.  As a result, our historical trends may not be indicative of future results.

We continue to evaluate all options available to us for our Aaron Brothers concept, which range from refining the concept to possible store rationalization.  Certain of these options, if enacted, may result in material charges to our consolidated statement of operations in future periods.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense decreased $7 million from $591 million in the third quarter of fiscal 2007 to $584 million in the third quarter of fiscal 2008 primarily as a result of lower net sales. As a percentage of net sales, cost of sales and occupancy expense increased approximately 120 basis points in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. Occupancy costs increased by 130 basis points due to a deleveraging of fixed costs on a decline in comparable store sales, partially offset by a 10 basis point increase in our merchandise margin.

Selling, General, and Administrative Expense—Selling, general, and administrative expense decreased $14 million from $261 million in the third quarter of fiscal 2007 to $247 million in the third quarter of fiscal 2008. As a percentage of net sales, selling, general and administrative expense decreased from 27.9% of net sales in the third quarter of fiscal 2007 to 27.3% of net sales in the third quarter of fiscal 2008 primarily due to a reduction in our bonus expense accrual of approximately $15 million, partially offset by an increase in advertising expense.

Transaction Expenses—Transaction expenses incurred during the third quarter of fiscal 2007 related primarily to bonus arrangements associated with the change in control that were ratably recognized for a period of one year following the Merger date, as well as other compensation expenses arising from change in control agreements.

Related Party Expenses— Related party expenses were $4 million in each of the third quarters of fiscal 2008 and fiscal 2007.  These costs consist primarily of approximately $3 million of management fees and associated expenses paid to our Sponsors and Highfields Capital Management L.P. (“Highfields”).  Also included in the related party expenses was approximately $1 million of amortization expense related to the Separation Agreements as more fully described in Note 11 to the consolidated financial statements.

Interest Expense—Interest expense for the third quarter of fiscal 2008 decreased $18 million, from the third quarter of fiscal 2007, to $77 million as a result of a lower average interest rate related to our variable-rate debt and lower average debt levels.

(Benefit) Provision for Income Taxes—During the third quarter of fiscal 2008, the Company recorded a tax provision of $8 million for the period.  The expense relates primarily to a projected annual tax rate decrease due to changes in our results of operations combined with the Company’s limited ability to recognize foreign tax credits related to its profitable Canadian operations.  During the third quarter of fiscal 2007, the Company recorded a tax benefit of $9 million at an effective tax rate of 39.0%.  As a result of our projected low income base, our effective rate is highly sensitive to changes caused by permanent differences (i.e. differences between book income and tax income that are not expected to reverse in future periods).

Nine Months Ended November 1, 2008 Compared to the Nine Months Ended November 3, 2007

Net Sales—Net sales decreased in the first nine months of fiscal 2008 by $12 million, or 0.5%, over the first nine months of fiscal 2007.  Sales at our new stores opened since the third quarter of fiscal 2007 provided incremental revenue of $93 million, while comparable store sales decreased $105 million.

Comparable store sales decreased 4.1% in fiscal 2008 compared to fiscal 2007, reflecting declines in customer transactions of 2.9% and average ticket of 1.2%. The fluctuation in the exchange rate between the United States and Canadian dollars positively impacted the average ticket change by 30 basis points.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $21 million due primarily to a 4.3% increase in the number of stores.  As a percentage of sales, cost of sales and occupancy expense increased 110 basis points. Merchandise margin decreased approximately 40 basis points primarily related to a greater sales mix of clearance items in the first nine months of fiscal 2008 compared to fiscal 2007. Also, occupancy costs increased 70 basis points, as a percentage of sales, due to a deleveraging of fixed costs on a decline in comparable store sales.

Selling, General, and Administrative Expense—Selling, general, and administrative expense increased $7 million to $765 million for the first nine months of fiscal 2008 compared to $758 million in the first nine months of fiscal 2007. The increase was primarily due to increases in store count, corporate payroll and severance costs.  The increase was partially offset by reduced bonus expense and a decrease in instructor payroll, with the elimination of classes previously offered in Michaels stores.  As a percentage of net sales, selling, general, and administrative expense increased from 29.6% in the first nine months of fiscal 2007 to 30.0% in the first nine months of fiscal 2008 primarily due to planned in-store investments, decreased leverage associated with the decline in comparable store sales and an increase in severance expense, partially offset by a reduction in bonus expense accruals.

Transaction Expenses—Transaction expenses incurred during the first nine months of fiscal 2007 related primarily to bonus arrangements associated with the change in control that were ratably recognized for a period of one year following the Merger date, as well as other compensation expenses arising from change in control agreements.

Related Party Expenses—Related party expenses were $12 million for each of the first nine months of fiscal 2008 and fiscal 2007 consisting primarily of $10 million of management fees and associated expenses paid to our Sponsors and Highfields.  Also included in the related party expenses was approximately $2 million of amortization expense related to the Separation Agreements as more fully described in Note 11 to the consolidated financial statements.

Interest Expense—Interest expense decreased $54 million in the nine months ended November 1, 2008 compared to the nine months ended November 3, 2007, primarily due to a lower average interest rate on our variable-rate debt and lower average debt levels.

Benefit for Income Taxes—The effective tax rate was 23.0% for the first nine months of fiscal 2008 and 34.9 % for the first nine months of fiscal 2007. For fiscal 2008, the lower effective tax rate is the result of the Company’s limited ability to recognize foreign tax credits related to its profitable Canadian operations.  Our effective rate is highly sensitive to changes as a result of the low base of expected income or loss for the period and the comparatively significant effect on rate caused by permanent differences (i.e. differences between book income and tax income that are not expected to reverse in future periods).

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, inventory for new stores, and inventory replenishment for existing stores, to service our outstanding debt, and seasonal working capital needs.  We and our subsidiaries, affiliates, and significant shareholders may from time to time seek to retire or purchase our outstanding debt (including publicly issued debt) through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.  We expect that our available cash, cash flow generated from operating activities, and funds available under our Asset-based revolving credit facility will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and future growth for the foreseeable future.

Cash Flow used in Operating Activities

Cash flow used in operating activities during the first nine months of fiscal 2008 was $166 million compared to $80 million during the first nine months of fiscal 2007.

The $86 million change related primarily to our seasonal increase in inventory.  Careful inventory management in fiscal 2007 enabled a 4.5% reduction in year-end average Michaels store inventory as compared to the prior fiscal year.  Additional inventory purchases for anticipated volume in the fourth quarter of 2008 brought average store inventory (including supporting distribution centers) to a level approximately equal to the third quarter of 2007.  In addition, inventory was required to support a greater number of new stores this year.   In view of the current economic environment, we expect average inventory per Michaels store at the end of fiscal 2008 to be moderately higher as compared to the end of fiscal 2007.    The change in cash flow related to accrued interest and accrued expenses was primarily attributable to the timing of payments.

Cash Flow used in Investing Activities

Cash flow used in investing activities was primarily the result of the following capital expenditure activities:

	Nine Months Ended
	November 1,	November 3,
	2008 (1)	2007 (2)
	(in millions)
New and relocated stores and stores not yet opened	$23	$23
Existing stores	17	26
Distribution system expansion (3)	3	14
Information systems	21	22
Corporate and other	2	1
	$66	$86

(1)

In the first nine months of fiscal 2008, we incurred capital expenditures related to the opening of 50 Michaels stores in addition to the relocation of nine Michaels stores and one Aaron Brothers store.

(2)	In the first nine months of fiscal 2007, we incurred capital expenditures related to the opening of 43 Michaels and two Aaron Brothers stores in addition to the relocation of eleven Michaels stores.

(3)	The change in capital expenditures related to the distribution system expansion is primarily related to 2007 expenditures associated with our Hybrid distribution network.

Cash Flow provided by Financing Activities

Cash flows provided by financing activities are related primarily to borrowings and repayments under our Asset-based revolving credit facility. Borrowings under the credit facility are used primarily to fund seasonal working capital needs to support increased inventory levels going into the holiday season, to finance capital expenditures, and fund debt service payments.  During the first nine months of fiscal 2008, borrowings under the facility included an aggregate of $120 million drawn on September 19, 2008, to prefund seasonal working capital requirements and to ensure that we had adequate liquidity in the event of potential disruptions in the debt markets. Approximately $52 million of such funds were invested in short term investments as of the end of the third quarter of fiscal 2008. The borrowed amounts were primarily used to support seasonal working capital needs, as well as semi-annual interest payments..  The Asset-based revolving credit facility provides senior secured financing of up to $1.0 billion, subject to a borrowing base. As of November 1, 2008, the borrowing base was $989 million with $510 million of unused availability.

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

To achieve our objective and to minimize the risk of ineffectiveness, the notional values represent a portion of our Canadian subsidiary’s forecasted intercompany purchases.  Hedge ineffectiveness is recorded in Other income, as required. For the quarter ended November 1, 2008, the ineffective portion of the hedge was immaterial.

For the portion of the hedge that is effective, as defined, the change in fair value of that hedge will initially be recorded in Other comprehensive income.  As the underlying inventory is sold to our customers, amounts will be reclassified from Other comprehensive income to Cost of sales and occupancy expense in the statement of operations.  The change in fair value of the hedge for the quarter ended November 1, 2008 was $5 million.

The table below provides the remaining quarterly notional values and the average CAD/USD exchange rate associated with the hedge (dollars in millions).

Period	CAD Amount	USD Amount	Rate
Quarter 4, 2008	$17.4	$17.4	1.001
Quarter 1, 2009	12.2	12.2	1.001
	$29.6	$29.6	1.001

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

MICHAELS STORES, INC.

Part II—OTHER INFORMATION

Item 1.  Legal Proceedings.

Information regarding legal proceedings is incorporated herein by reference from Note 9 to our Consolidated Financial Statements.

Item 1A.  Risk Factors.

Information regarding the Company’s risk factors appear in Item 1A. Risk Factors disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008 other than the risk factors set forth below:

The Effect of General Economic Conditions and the Current Financial Crisis

If the worldwide economic downturn continues or deteriorates further, it could adversely impact our results of operations, cash flows and financial condition.  The downturn in the economy may continue to adversely affect consumer confidence and retail spending, decreasing demand for our merchandise.  Current economic conditions also make it difficult for us to accurately forecast future demand trends which could cause us to purchase excess inventories, resulting in increases in our inventory carrying cost, or insufficient inventories, resulting in our inability to satisfy our customer demand and potentially lose market share.  In addition, we are experiencing significant worldwide disruptions in credit markets.  As discussed under “Liquidity and Capital Resources,” we believe that our current liquidity resources are adequate for the near term.  Although the Company does not anticipate needing additional sources of capital in the near term, continued disruption in the capital markets could make it difficult for us to raise additional capital, when needed, or to eventually refinance our existing indebtedness, on acceptable terms or at all.  Similarly, if our suppliers face challenges in assessing credit when needed or otherwise face difficult business conditions, they may become unable to offer us the merchandise we use in our business causing reductions in revenues, or may demand more favorable payment terms, all of which could adversely affect our results of operations, cash flows and financial condition.

Government or consumer concerns about product safety and recalls or changes to laws, could harm our reputation, financial position, earnings or cash flow.

We are subject to a variety of product safety regulations by federal, state and international regulatory authorities.  Much of our merchandise is manufactured in foreign countries and imported either directly or through domestic sources.  One or more of our suppliers might not adhere to product safety requirements or our quality control standards, and we might not identify the deficiency before merchandise is shipped to our stores. Product safety concerns or recalls could result in the rejection of our products by our customers, damage to our reputation, lost sales, and increased costs. Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. Long lead times on merchandise ordering cycles increase the difficulty for us to plan and prepare for potential changes to applicable laws.  The recently enacted Consumer Product Safety Improvement Act of 2008 imposes significant new requirements on manufacturing, importing, testing and labeling requirements for our products. In the event that we are unable to timely comply with regulatory changes, significant fines or penalties could result, and could adversely effect on our reputation, financial position, earnings or cash flow.

If the Employee Free Choice Act is adopted, it would be easier for our employees to obtain union representation and our businesses could be impacted.

Currently, none of our employees are represented by unions. However, our employees have the right at any time under the National Labor Relations Act to form or affiliate with a union. If some or all of our workforce were to become unionized and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our costs and adversely impact our profitability.

The Employee Free Choice Act of 2007: H.R. 800 (“EFCA”) was passed in the U.S. House of Representatives last year. This bill or a variation of it could be enacted in the future and could have an adverse impact on our businesses. The EFCA aims to amend the National Labor Relations Act, by making it easier for workers to obtain union representation and increasing the penalties employers may incur if they engage in labor practices in violation of the National Labor Relations Act. As currently drafted, the EFCA requires the National Labor Relations Board (“NLRB”) to review petitions filed by employees for the purpose of creating a labor organization and to certify a bargaining representative without directing an election if a majority of the bargaining unit employees have authorized designation of the representative. The EFCA also requires the parties to begin bargaining within 10 days of the receipt of the petition, or longer time if mutually agreed upon. In addition, if the union and employer cannot agree upon the terms of a first collective bargaining agreement within 90 days, which can be extended by mutual agreement, either party can request federal mediation, which could lead to binding arbitration if an agreement still cannot be reached after an additional 30 days which can be extended by mutual agreement. EFCA would also require the NLRB to seek a federal injunction against an employer whenever there is reasonable cause to believe that the employer has discharged or discriminated against an employee to encourage or discourage membership in the labor organization, threatened to discharge or otherwise discriminate against an employee in order to interfere with, restrain, or coerce employees in the exercise of guaranteed collective bargaining rights, or engaged in any other related unfair labor practice that significantly interferes with, restrains, or coerces employees in the exercise of such guaranteed rights. The EFCA adds additional remedies for such violations, including back pay plus liquidated damages and civil penalties to be determined by the NLRB not to exceed $20,000 per infraction.

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

Dated: December 10, 2008

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