Form 10-K
period 2009-01-31
MICHAELS STORES INC
filed 2009-04-02
CIK 740670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☒   No  ☐

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐      No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant is zero.  The registrant’s common equity is not publicly traded.

As of March 30, 2009, 118,497,202 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.  Business.

The following discussion, as well as other portions of this Annual Report on Form 10-K, contains forward-looking statements that reflect our plans, estimates, and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, and particularly in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Unless the context otherwise indicates, references in this Annual Report on Form 10-K to “we,” “our,” “us,” the “Company” and “Michaels” means Michaels Stores, Inc., together with its subsidiaries.

General

With approximately $3.8 billion in sales in fiscal 2008, Michaels Stores, Inc., together with its subsidiaries, is the largest arts and crafts specialty retailer in North America providing materials, ideas and education for creative activities. Our mission is to help our customers express themselves creatively. Through our broad product assortments, project sheets, displays, online ideas and creative offerings, we offer a shopping experience that encourages creativity. We also offer a variety of classes, demonstrations, and family-focused events to inspire our customers with product ideas and information.

Michaels Stores, Inc. was incorporated in Delaware in 1983, and as of March 30, 2009, we operate 1,015 Michaels retail stores in 49 states, as well as in Canada, averaging 18,300 square feet of selling space per store. Our stores offer arts and crafts supplies and products for the crafter and do-it-yourself home decorator. We also operate 157 Aaron Brothers stores as of March 30, 2009, in 9 states, averaging 5,500 square feet of selling space per store, offering photo frames, a full line of ready-made frames, custom framing services, and a wide selection of art supplies.

On October 16, 2007, we announced plans to align resources around our core retail chains, Michaels and Aaron Brothers stores.  As a result, we discontinued our concept businesses, Recollections and Star Decorators Wholesale (“Star”).  As of the end of fiscal 2007, we had closed all 11 Recollections and three of the four Star locations. The Star Decorators Wholesale Los Angeles store, the sole remaining  Star location, is now being  operated as a Michaels store. The operations of Recollections and Star have been reflected as discontinued operations.

We provide links to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, free of charge on our Internet website at www.michaels.com under the heading “Corporate Information”. These links are automatically updated, so the filings are available immediately after they are made publicly available by the Securities and Exchange Commission (the “SEC”). These filings are also available through the SEC’s EDGAR system at www.sec.gov.

Industry Overview

We are the largest specialty retailer in North America providing materials, project ideas, and education for creative activities in arts and crafts, home décor, and scrapbooking. We believe we are well positioned to benefit from favorable demographics, particularly a more affluent baby boomer population, and an increasing focus on savings and home-based, family activities. According to industry consumer participation surveys from December 2007 and 2008, approximately 56% of U.S. households participate in an arts and crafts category and our typical customer is:

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

In a February 2009 survey of 500 customer households, 84% said they would like to spend more time on arts and crafts activities and 83% think making homemade gifts and spending time with their families are two of the “bright spots” that have emerged during this rough economy.

We compete across many segments of the industry, including adult and kids crafts, scrapbooking and paper crafting, jewelry making, fine art, home accents, floral, gift wrapping supplies, candles, photo frames, and custom framing. Industry association and analyst research reports estimate that our total addressable market size is about $31 billion annually, of which $27 billion is associated with the core arts and crafts market and $4 billion is associated with the framing market.

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

•             Multi-store chains. This category includes several multi-store chains, each operating more than 30 stores, and comprises: Hobby Lobby, which operates approximately 414 stores in 33 states, primarily in the Midwestern and Southern United States; A.C. Moore Arts & Crafts, Inc., which operates approximately 132 stores primarily in the mid-Atlantic and Northeast regions; Jo-Ann Stores, Inc., which operates approximately 209 large-format stores across the country; and Garden Ridge Corporation, which operates approximately 43 stores in 18 states, primarily in the Midwestern and Southern United States. We believe all of these chains are significantly smaller than Michaels with respect to number of stores and total net sales.

•             Small, local specialty retailers. This category includes local “Mom & Pop” arts and crafts retailers and custom framing shops. Typically, these are single store operations managed by the owner. These stores generally have limited resources for advertising, purchasing, and distribution. Many of these stores have established a loyal customer base within a given community and compete with us based on relationships and customer service.

Business Strategy

We continue to strive toward increasing sales and productivity by strengthening our position as the largest arts and crafts retailer in North America through the following strategies:

•              Forming stronger relationships with our customers. We actively solicit our customers’ feedback regarding their decision to shop at Michaels and perceptions of our store environment, product selection, and pricing. This allows us to understand our customers’ purchasing habits and shopping carts.  We use this information to respond to our customers’ preferences for an enhanced in-store experience by providing the customer with continuous improvement in merchandise assortments, creative ideas, and inspiration.

•                  Improving our merchandise assortment. We attempt to provide merchandise assortments that inspire creativity and fun within the categories we carry. We are also focused on introducing newness within our categories through merchandise resets. We will continue to refine our merchandise assortment and introduce new products based on results from consumer insight and through detailed SKU analysis derived from our perpetual inventory system. We can test new merchandising assortments in selected markets before implementing regional or national rollouts. Our assortments include highly differentiated and exclusive product lines, which we believe help us further maximize our opportunities within arts and crafts trends.

•                  Ideas and inspiration. We believe that our customer experience can be a key advantage that differentiates us from our competitors and is a critical component of our merchandising strategy. Many of the craft supplies sold in our Michaels stores can be assembled into unique end products with an appropriate amount of guidance and direction. Accordingly, we have displays in every store to stimulate new project ideas and we supply free project sheets with detailed instructions on how to assemble the finished product. We also offer project sheets on our Internet site, www.michaels.com. During the 2008 holiday season, we launched a holiday gift and décor idea website, www.WhereCreativityHappens.com, that featured weekly webisodes demonstrating techniques to make holidays easy, provide gift ideas, and more. In addition, we offer a variety of classes, demonstrations, and family-focused events to inspire our customers with product ideas and information. We believe this strategy enhances incremental sales, drives frequency of customer visits, and is core to our brand positioning.

•              Improving marketing effectiveness.

•                  Improving marketing execution. We are focused on marketing strategies and vehicles that will drive customer traffic and demand for our products. In order to successfully retain existing customers and attract high value new customers, we utilize a diversified marketing mix including print, direct mail, e-mail, various in-store promotional activities, magazine, online advertising, and our website, Michaels.com. We believe that our circular advertising, primarily distributed through Sunday newspapers, is our most productive and cost efficient form of advertising. The circulars advertise numerous products in order to emphasize the wide selection and competitive price of products available at Michaels stores. We believe that our ability to distribute circulars throughout the year in each of our markets provides us with an advantage over our smaller competitors and it reinforces and strengthens our brand. We will continue to focus on optimizing circular advertising by reviewing the frequency and breadth of our print circular program while still utilizing targeted, direct mailing campaigns. We have developed a weekly email campaign that includes coupons, project ideas and identifies hot items of the week. We will continue to evaluate alternative forms of advertising and marketing vehicles including loyalty programs, targeted marketing campaigns, and partnership marketing.

•                  Pricing and promotional strategy. We are working to develop an integrated pricing and promotion strategy based on customer behavior, while improving our long-term organizational capabilities, processes, and tools. Our promotion activity is item-price based, with promotions spanning across categories and with limited regional differentiation. We believe we can improve margins by applying more sophisticated pricing models and regional promotion programs, with a focus on the optimization of item-specific promotional prices and improvements in clearance pricing through enhanced merchandise planning and merchandising systems upgrades.  We further believe the identification of promotional items that drive customer traffic will add consumers to the base market as we seek to feature those promotional items more often.  We are currently utilizing and refining a promotion optimization system that enables us to improve our clearance pricing decisions.

•    Enhancing the in-store environment.

•                  Visual merchandising. We promote an environment whereby our customers rely on us for ideas, inspiration, and information. We expect to make it easier and more exciting to shop our stores with improved store designs that include an emphasis on inspirational activities and ideas in our feature space, less clutter in the drive aisles, and more visually appealing layouts. Based on consumer responses, we further refined our standardization/remodel program to continue enhancement of the in-store experience.  In fiscal 2008, we opened five new stores and remodeled 19 stores in our new prototype format.  We continue to refine this format based upon customer feedback and operating results and expect to incorporate successful components into our store opening and remodel program.

•                  The in-store experience.  In support of our ongoing commitment to improve the in-store experience, we successfully implemented an automated labor scheduling module in all stores during the 2008 fiscal year. This module utilizes individual store attributes, along with the store’s unique customer shopping patterns, to create a schedule that optimizes labor hours in every store. In addition, we launched an internet based CRM (customer relationship management) platform that we are using to gain feedback from our consumers relative to their in-store experience. Store service targets have been established based upon this feedback. We believe that overall service levels will continue to improve in fiscal 2009 as a result of these two programs.

•            Pursuing global sourcing.

•                 Product sourcing. Historically, we have sourced our product primarily through a network of domestic vendors, many of whom import the merchandise from China and other countries outside the United States.  In fiscal 2006, we undertook an effort to increase the amount of products sourced directly from overseas manufacturers, thereby providing the opportunity to expand our margins.  Initially, we have focused on products manufactured in China and have engaged agents to assist us, when appropriate, in our global sourcing efforts. In fiscal 2008, we increased the products sourced directly from international manufacturers, directly or with assistance from agents, to 10% of total purchases from 7% in fiscal 2007. In fiscal 2009, we anticipate our direct import business will continue to increase significantly. We will continue to expand our globally sourced assortment as we believe this presents a significant long-term opportunity to enhance our margin, improve our product quality, and mitigate external cost pressures and supply chain risks. The fulfillment of this objective is dependent upon several factors, including our product development capabilities, establishment of key processes, implementation of new technology and upgrade of existing technology, distribution center capacity, a strong vendor base, and proprietary brand development.

•                 Proprietary Brand Development. To maximize the benefits of global sourcing, this strategic initiative is supported by proprietary brand development. Currently, we sell numerous products under hundreds of collection, brand and sub-brand names. Strong, mission-specific proprietary brands will help drive differentiation, improve our image assortment, and provide the framework for Michaels to more effectively market our globally sourced products. We have completed the development of a consumer-insight driven global brand architecture. We believe this will strengthen our value proposition in the marketplace, differentiate Michaels from its competitors, enhance consumer loyalty, and increase market share by supporting Michaels’ position in selection, newness, and value. In fiscal 2008, we began introducing our proprietary brands, which included products in scrapbooking, framing, and general and children’s crafts. In fiscal 2009, we will continue our brand development and expect to double the number of products offered in our proprietary brands.

•            Growth opportunities.

•                 Organic growth through new Michaels store openings. We believe the combined United States and Canadian markets can support a total of 1,200 to 1,400 Michaels stores. Given the current economic conditions, our real estate activity is being reevaluated. We will focus on limited store openings during fiscal 2009, as we expect to open approximately 20 to 25 new Michaels stores during the fiscal year, funded primarily through cash provided by operating activities and additional borrowings under our revolving credit facility. We also intend to preserve flexibility to take advantage of the current real estate marketplace.

•            Process and profit improvement.

•                 Co-sourcing and process reengineering. On January 16, 2009, we entered into a Master Service Agreement with Tata America International Corporation, operating as TCS America, to co-source various functions, initially including portions of our Information Technology, Information Services and Accounts Payable functions. During the first half of fiscal 2009, we expect to complete the transition of these areas to TCS through its offshore location in India. We will continue to evaluate our non-core activities to identify other opportunities for co-sourcing. On-going, TCS will be providing these functions with Michaels oversight. We expect that over the term of the contract, we will realize significant cost savings and improved execution. In addition, we have identified certain areas throughout the organization where we believe that we have opportunities to improve processes and enhance operational efficiencies.  We will partner with TCS to streamline these operations, bringing additional best practices to our business.

•                 Non-merchandise procurement.  As part of our profit improvement initiative, we are evaluating our non-merchandise procurement activities to identify potential cost savings through the consolidation of spending and consistent contract management.

Merchandising

Our Michaels store merchandising strategy is to provide a broad selection of products in a convenient location with an appealing store environment. Each Michaels store offers approximately 37,000 basic SKUs in a number of product categories. The following table shows a breakdown of sales for Michaels stores by department as a percentage of total sales:

	Fiscal Year
	2008	2007	2006
General and children’s crafts	42%	41%	41%
Home décor and seasonal	23	25	26
Framing	18	18	17
Scrapbooking	17	16	16
	100%	100%	100%

During the Christmas selling season, a significant portion of floor and shelf space in a typical Michaels store is devoted to Christmas crafts, Christmas decorations, gift making, and gift giving merchandise. Because of the project-oriented nature of many of these products, the Christmas selling season begins in August and extends through December. Accordingly, a fully developed seasonal merchandising program, including inventory, merchandise layout, and instructional ideas, is implemented during the third quarter of each fiscal year in every Michaels store. This program requires additional inventory investment so that stores are fully stocked during the peak selling season to meet higher demand from increased customer traffic.

We routinely identify merchandise that requires some price reduction to accelerate sales of the product. The need for this reduction is generally attributable to clearance of seasonal merchandise or product that is being displaced from its assigned location in the store to make room for new merchandise. Additional SKUs that are candidates for repricing are identified using our point of sale (“POS”) and perpetual inventory data. In each case, the appropriate repricing is determined at our corporate office. Price changes are transmitted electronically to the store through the point of sale system and instructions are provided to our stores regarding product placement, signage, and display in order to ensure that product is effectively cleared.

Our Aaron Brothers stores offer on average approximately 6,900 SKUs, including photo frames, a full line of ready-made frames, art prints, framed art, and a wide selection of art supplies and custom framing services. The merchandising strategy for our Aaron Brothers stores is to provide a unique, upscale framing assortment and shopping experience. In addition, we strive to provide a fashion forward framing merchandise selection in an appealing environment with attentive customer service.

Purchasing and Inventory Management

We purchase merchandise from approximately 950 vendors. We believe that our buying power and ability to make centralized purchases enable us to acquire products on favorable terms. Central merchandising management teams negotiate with vendors in an attempt to obtain the lowest net merchandise costs and improve control over product mix and inventory levels. In fiscal 2008, our top 10 vendors accounted for approximately 32% of total purchases with no single vendor accounting for more than 10% of total purchases.

In addition to purchasing from outside vendors, our Michaels and Aaron Brothers stores purchase custom frames, framing supplies, mats, and art prints from our framing operation, Artistree, which consists of a manufacturing facility and three regional processing centers to support our retail stores.

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

Our primary objectives for inventory management are (1) maximizing the efficiency of the flow of product to the stores, (2) maintaining high store in-stock levels, (3) enhancing store labor efficiency, (4) reducing clearance inventory levels, and (5) optimizing our overall investment in inventory. We manage our inventory in several ways, including: in-store management using a handheld radio frequency device (RF gun); daily tracking of inventory positions utilizing our perpetual inventory and automated replenishment systems; the use of merchandise planograms to control the merchandise assortment and presentation; and the review of item-level sales information in order to track the performance and sell-through of seasonal and promotional items. The data that we obtain from our POS system is an integral component in the inventory management process. In addition, store and distribution center inventories are verified through periodic physical and cycle counts conducted throughout the year on a rotating systematic schedule.

Our perpetual inventory and automated merchandise replenishment systems provide the capability to achieve our inventory management objectives. Our automated replenishment system uses perpetual inventory records to analyze individual store/SKU on-hand quantities, as well as other pertinent information such as sales forecast, seasonal selling patterns, promotional events, and vendor lead times, to generate recommended merchandise reorder information. These recommended orders are reviewed daily and purchase orders are delivered electronically to our vendors and our distribution centers. In addition to improving our store in-stock position, these systems enable us to better forecast merchandise ordering quantities for our vendors and give us the ability to identify, order, and replenish the stores’ merchandise using less store associate labor. These systems also allow us to react more quickly to selling trends and allow our store associates to devote more time to customer service, thereby improving inventory productivity and sales opportunities.

We manage the distribution of seasonal merchandise to our stores by allocating seasonal merchandise based on prior year sales and current store sales trends. For a discussion of the seasonal nature of our business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality.”

Artistree

We currently operate a vertically integrated framing operation that leverages Artistree, our wholly-owned manufacturing subsidiary, across our Michaels and Aaron Brothers store networks. Artistree supplies high quality custom and specialty framing merchandise, including art prints and precut mats.

Our moulding manufacturing plant, located in Kernersville, North Carolina, converts lumber into finished frame moulding that is supplied to our three regional processing centers for custom framing orders for our stores. We manufacture approximately 15% of the moulding we process, import another 40% from quality manufacturers in Indonesia, Malaysia, China, and Italy, and purchase the balance from distributors. We directly source metal moulding for processing in our regional centers. The custom framing orders are processed (frames cut and joined, along with cutting mats and foamboard backing) and shipped to our stores where the custom frame order is completed for customer pick-up.

Our regional processing centers are located in City of Industry, California; Coppell, Texas; and Kernersville, North Carolina.  Our art prints and pre-cut mats, along with our custom frame supplies, are packaged and distributed out of our Coppell regional processing center. Combined, these facilities occupy approximately 476,000 square feet and, in fiscal 2008, processed over 25 million linear feet of frame moulding and 5 million individually custom cut mats for our Michaels and Aaron Brothers stores.

We believe Artistree provides a competitive advantage to our Michaels and Aaron Brothers stores. Based on the benefits we have received from this vertically integrated solution, we continue to evaluate additional future vertical integration opportunities leveraging our strong framing operations.

Distribution

We currently operate a distribution network for supplying our stores with merchandise. Approximately 80% of Michaels stores’ merchandise receipts, consisting of both seasonal and basic SKUs, are shipped through the distribution network with the remainder shipped directly from vendors.  Approximately 58% of Aaron Brothers stores’ merchandise, consisting of both seasonal and basic SKUs, is shipped through the distribution network with the remainder shipped directly from vendors.   Our seven distribution centers are located in California, Florida, Illinois, Pennsylvania, Texas, and Washington.  Since fiscal 2004, we have increased the capacity of our distribution centers by approximately 53% to a total of 4.6 million square feet through the opening of three new distribution centers, expansion of one center and closure of one center. In addition, we currently utilize one third-party warehouse to store and supply our seasonal merchandise in preparation for the holiday season.

In fiscal 2005, we implemented a number of enhancements to our distribution network. We refer to the improved network as our Hybrid distribution network. In total, approximately 130 vendors (formerly direct-to-store vendors) were converted into the distribution network, and as of August 2008, all planned conversions were complete.  Under our hybrid-distribution method, all distribution centers stock our fast-selling SKUs with slower-selling SKUs only stocked in the distribution center closest to the vendor. This method reduces costs associated with drop-shipping products directly to store locations. This reduction in direct deliveries from vendors to our stores has resulted in the following benefits to our supply chain:

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

Store Expansion and Relocation

The following table shows our store growth for the last five years:

	Fiscal Year (1)
	2008	2007	2006	2005	2004
Michaels stores:
Retail stores open at beginning of year	963	921	886	845	805
Retail stores opened during the year	51	45	43	46	45
Retail stores opened (relocations) during the year	11	11	7	18	30
Retail stores closed during the year	(5)	(3)	(8)	(5)	(5)
Retail stores closed (relocations) during the year	(11)	(11)	(7)	(18)	(30)
Retail stores open at end of year	1,009	963	921	886	845

Aaron Brothers stores:
Retail stores open at beginning of year	166	166	166	164	158
Retail stores opened during the year	—	2	1	2	7
Retail stores opened (relocations) during the year	1	—	—	—	1
Retail stores closed during the year	(5)	(2)	(1)	—	(1)
Retail stores closed (relocations) during the year	(1)	—	—	—	(1)
Retail stores open at end of year	161	166	166	166	164

Total store count at end of year	1,170	1,129	1,087	1,052	1,009

(1)  In fiscal years 2006 and prior, the Star Decorators Wholesale Los Angeles store is retroactively presented as a Michaels store.

We plan to open approximately 20 to 25 Michaels stores in fiscal 2009. The anticipated opening of Michaels stores and the rate at which stores are opened will depend upon a number of factors, including the current economic environment, success of existing stores, the availability and the cost of capital for expansion, the availability of suitable store sites, and the ability to hire and train qualified managers.

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

Costs for opening stores at particular locations depend upon the type of building, the general cost levels in the area, store size, operating format, and the time of the year the store is opened. In fiscal 2008, the average net cost of opening a new Michaels store included approximately $0.7 million of leasehold improvements, furniture, fixtures and equipment, and pre-opening costs, and an estimated initial inventory investment, net of accounts payable, of approximately $0.4 million.

In addition to new store openings, we continue to pursue a store relocation program to improve the quality and performance of our existing store base as well as perform remodels of existing stores. In fiscal 2008, we relocated 11 Michaels stores and remodeled 20 Michaels stores. We plan to relocate approximately five Michaels stores and remodel one Michaels store during fiscal 2009.

During fiscal 2009, we anticipate closing 5 to 15 Michaels stores and 5 to 10 Aaron Brothers stores. Many of our store closings are stores that have reached the end of their lease term.

Investment in Information Technology

We are committed to using information technology to increase operating efficiencies, improve merchandise selection and flow, and improve our ability to satisfy the needs of our customers. Between fiscal 1998 and fiscal 2008, we invested heavily in POS, perpetual inventory, automated replenishment, distribution, and seasonal allocation systems. These systems have significantly improved our ability to more accurately forecast, manage, and analyze our inventory levels, margins and merchandise ordering quantities and have created efficiencies within our stores, distribution centers, and corporate office. While we have seen significant benefits with these systems, we believe there are additional benefits to be realized as we further refine the usage and integration among our systems.

We completed a significant upgrade of our merchandising systems in fiscal 2008. With this upgrade we implemented a new price management system as well as a new purchase order system. In 2008, we implemented a pilot promotion optimization system that is scheduled to be deployed in the first quarter of 2009.  This system will provide us greater capability to maximize the benefit of our promotional activities.

In fiscal 2008, we completed the roll out of a new labor management system in our regional distribution centers. This system supports our efforts to improve the productivity in our distribution centers by tracking associate activities to pre-determined standards.  We also completed the upgrade of our Warehouse Management system in the regional distribution centers.

In fiscal 2006, we began the rollout of a store labor management system, with time and attendance functionality being implemented in all Michaels stores.  In fiscal 2007, we began a store rollout of a labor forecasting and scheduling system. The implementation for the entire chain was completed in fiscal 2008.   Also in fiscal 2008, we implemented a new payroll forecasting system and a new labor standards system.  Together, we expect these systems to provide us with detailed information to better manage our labor force and serve our customers, with improvements in labor efficiency and utilization over the next several years.

We also implemented a new data warehouse system in fiscal 2006 that is our central source for certain business reporting processes and is designed to be highly scalable in order to support future growth and information needs. In fiscal 2007, we expanded our data warehouse by adding transaction level sales data from our POS system, which further improves our ability to analyze and make decisions about our marketing initiatives.

In fiscal 2008, we began the implementation of a supply chain management tool to support our Global Sourcing initiative.  The web-based system will be used both by our Sourcing department and by our vendors and agents as the central repository for quotes and critical path management.  The implementation of this system is expected to be completed in fiscal 2009.

Other projects completed in fiscal 2008 include improvements to our Michaels POS system to add enhanced pricing functionality, new Internet microsites to expand Michaels.com in support of new direct marketing programs, and an upgraded POS system for our Aaron Brothers stores.

As part of the co-sourcing agreement entered into with TCS, certain IT services for application support, application development, technology infrastructure and our call center are being transitioned to TCS.  This transition is expected to be completed by June 2009.

Other projects planned for fiscal 2009 include an upgrade to our Warehouse Management System, implementation of an automated POS sales tax update system, enhancements to our POS system to enable additional promotional program functionality and improvements to our in-store custom framing ordering system.

Foreign Sales

All of our current international business is in Canada and accounted for approximately 8% of total sales in fiscal 2008 and fiscal 2007, and approximately 7% of total sales in fiscal 2006. During the last three years, 7% or less of our assets have been located outside of the United States.

Service Marks

The names “Michaels,” “Michaels.com,” “Michaels The Arts and Crafts Store,” “Aaron Brothers,” “Aaron Brothers Art & Framing,” “Artistree,” “Artistree Art Frame & Design,” “Recollections,” and the Michaels logo are each federally registered service marks.

Employees

As of March 30, 2009, we employed approximately 39,000 associates, approximately 27,600 of whom were employed on a part-time basis. The number of part-time associates substantially increases during the Christmas selling season. Of our full-time associates, approximately 2,900 are engaged in various executive, operating, training, distribution, and administrative functions in our corporate and division offices and distribution centers, and the remainder are engaged in store operations. None of our associates are members of labor unions in association with their Michaels employment.

ITEM 1A.  Risk Factors.

Our financial performance is subject to various risks and uncertainties. The risks described below are those which we believe are the material risks we face. Any of the risk factors described below could significantly and adversely affect our business, prospects, financial condition, and results of operations.

We Face Risks Related to the Effect of General Economic Conditions and the Current Financial Crisis

If the worldwide economic downturn continues or deteriorates further, it could continue to adversely impact our results of operations, cash flows and financial condition.  Our stores offer arts and crafts supplies and products and custom framing for the crafter and do-it-yourself home decorator, which some customers may perceive as discretionary. Pressure on discretionary income brought on by current economic conditions, including housing market declines and rising energy prices, may cause consumers to reduce the amount they spend on discretionary items. The downturn in the economy may continue to adversely affect consumer confidence and retail spending, decreasing demand for our merchandise.  Current economic conditions also make it difficult for us to accurately forecast future demand trends, which could cause us to purchase excess inventories, resulting in increases in our inventory carrying cost, or insufficient inventories, resulting in our inability to satisfy our customer demand and potentially lose market share.  In addition, as discussed under “Liquidity and Capital Resources,” we believe that our current liquidity resources are adequate for the foreseeable future.  Although the Company does not anticipate needing additional sources of capital in the near term, continued disruption in the capital markets could make it difficult for us to raise additional capital, when needed, or to eventually refinance our existing indebtedness, on acceptable terms or at all.  Similarly, if our suppliers face challenges in obtaining credit when needed or otherwise face difficult business conditions, they may become unable to offer us the merchandise we use in our business thereby causing reductions in our revenues, or they may demand more favorable payment terms, all of which could adversely affect our results of operations, cash flows and financial condition.

We Face Risks Related to Our Substantial Indebtedness

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

Our Debt Agreements Contain Restrictions That Limit Our Flexibility in Operating Our Business

Our senior secured credit facilities and the indentures governing our notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability and the ability of our restricted subsidiaries’ to, among other things:

•             incur additional debt;

•             pay dividends or distributions on our capital stock or repurchase our capital stock;

•             issue stock of subsidiaries;

•             make certain investments;

•             create liens on our assets to secure debt;

•             enter into transactions with affiliates;

•             merge or consolidate with another company; and

•             sell or otherwise transfer assets.

In addition, under our senior secured credit facilities, we are required to maintain specified financial ratios upon the occurrence of certain events. Our ability to meet those tests can be affected by events beyond our control, and we cannot assure that we will meet them. A breach of any of these covenants could result in a default under our senior secured credit facilities. Upon the occurrence of an event of default under our senior secured credit facilities, the lenders could elect to declare all amounts outstanding under our senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our senior secured credit facilities. If the lenders under our senior secured credit facilities accelerate the repayment of borrowings, we cannot assure that we will have sufficient assets to repay our senior secured credit facilities, as well as our unsecured indebtedness, including the notes.

Our senior secured asset-based revolving credit facility permits us to borrow up to $1.0 billion; however, our ability to borrow thereunder is limited by a borrowing base, which at any time will equal the sum of 90% of eligible credit card receivables and debit card receivables plus between 85% and 87.5% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit plus a percentage of eligible in-transit inventory to be agreed upon, less certain reserves, and the sum of an additional 10% appraised net orderly liquidation value of eligible inventory and of eligible letters of credit plus an additional 5% of eligible credit card receivables and debit card receivables under a “last out” tranche. In addition, our ability to borrow under this facility is limited by a minimum liquidity condition, providing that, if excess availability is less than $75.0 million at any time, we are not permitted to borrow any additional amounts under the senior secured asset-based revolving credit facility unless our pro forma Consolidated Fixed Charge Coverage Ratio (as defined in the credit agreement for our senior secured asset-based revolving credit facility) is at least 1.1 to 1.0. Moreover, our senior secured asset-based revolving credit facility provides discretion to the agent bank acting on behalf of the lenders to impose additional availability reserves, which could materially impair the amount of borrowings that would otherwise be available to us. There can be no assurance that the agent bank will not impose such reserves or, were it to do so, that the resulting impact of this action would not materially and adversely impair our liquidity.

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

•             the implementation of future operational efficiency initiatives, which may include the consolidation of certain operations and/or the possible co-sourcing of selected functions, may not produce the desired reduction in costs and may result in disruptions arising from such actions;

•             we may be unable to hire, train, and retain qualified employees, including management and senior executives, and significant turnover could be disruptive to our core business strategy and operations, which may negatively impact our operating results;

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

We believe improvements in our merchandise offering help drive sales at our stores. We could be materially adversely affected by poor operational execution of changes to our merchandise offering or by unexpected consumer responses to changes in our merchandise offering.

Changes in Newspaper Subscription Rates May Result in Reduced Exposure to Our Circular Advertisements

The majority of our promotional activities utilize circular advertisements in local newspapers. A continued decline in consumer subscriptions of these newspapers could reduce the frequency with which consumers receive our circular advertisements, thereby negatively affecting sales, operating results, and cash flow.

Improvements to Our Supply Chain May Not Be Fully Successful

An important part of our efforts to achieve efficiencies, cost reductions, and sales and cash flow growth is the identification and implementation of improvements to our supply chain, including merchandise ordering, transportation, and receipt processing. During fiscal 2009, we will continue to implement enhancements to our distribution systems and processes, which are designed to improve efficiency through the supply chain and at our stores.  Significant changes to our supply chain could have a material adverse impact on our operating results.

Our Suppliers May Fail Us

Many of our suppliers are small firms that produce a limited number of items. Given their limited resources, these firms are susceptible to cash flow issues, production difficulties, quality control issues, and problems in delivering agreed-upon quantities on schedule. We may not be able, if necessary, to return products to these suppliers and obtain refunds of our purchase price or obtain reimbursement or indemnification from them if their products prove defective. In addition, these suppliers may be unable to withstand a downturn in economic conditions. Significant failures on the part of our key suppliers could have a material adverse effect on our operating results.

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

Risks Associated With the Vendors from Whom our Products are Sourced Could Materially Adversely Affect our Revenue and Gross Profit

The products we sell are sourced from a wide variety of domestic and international vendors. Global sourcing has become an increasingly important part of our business, as we have undertaken efforts to increase the amount of product we source directly from overseas manufacturers.  Our ability to find qualified vendors who meet our standards and supply products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced from outside the U.S.  Any issues related to the transition from domestic to international vendors could adversely affect our revenue and gross profit.

Product Recalls and/or Product Liability, as well as Changes in Product Safety and Other Consumer Protection Laws, May Adversely Impact Our Operations, Merchandise Offerings, Reputation and Financial Position

We are subject to regulations by a variety of state and international regulatory authorities, including the Consumer Product Safety Commission. In fiscal 2008, we purchased merchandise from approximately 950 vendors.  Since a majority of our merchandise is manufactured in foreign countries, one or more of our vendors might not adhere to product safety requirements or our quality control standards, and we might not identify the deficiency before merchandise ships to our stores. Any issues of product safety, including but not limited to those manufactured in foreign countries, could cause us to recall some of those products. If our vendors fail to manufacture or import merchandise that adheres to our quality control standards, our reputation and brands could be damaged, potentially leading to increases in customer litigation against us.  Furthermore, to the extent we are unable to replace any recalled products, we may have to reduce our merchandise offerings, resulting in a decrease in sales, especially if a recall occurs near or during a seasonal period.  If our vendors are unable or unwilling to recall products failing to meet our quality standards, we may be required to recall those products at a substantial cost to us. Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. Long lead times on merchandise ordering cycles increase the difficulty for us to plan and prepare for potential changes to applicable laws.  The recently enacted Consumer Product Safety Improvement Act of 2008 imposes significant new requirements on manufacturing, importing, testing and labeling requirements for our products. In the event that we are unable to timely comply with regulatory changes, significant fines or penalties could result, and could adversely affect our reputation, financial position, earnings or cash flow.

Significant Increases in Inflation or Commodity Prices such as Petroleum, Natural Gas, Electricity, Steel and Paper May Adversely Affect Our Costs, Including Cost of Merchandise

Any future increases in commodity prices or inflation may adversely affect our costs, including cost of merchandise and distribution costs.  Furthermore, the trucking industry may experience a shortage of drivers, which could be exacerbated by higher fuel prices. Our operating results may be adversely affected if we are unable to secure adequate trucking resources to fulfill our delivery schedules to the stores, particularly as we deliver our fall and Christmas seasonal merchandise.

We Are Co-sourcing Certain of Our Information Technology and Accounts Payable Functions and May Co-source Other Administrative Functions, Which Will Make Us More Dependent Upon Third Parties

We signed a contract during the fourth quarter of fiscal 2008 with a third-party service provider to co-source a significant portion of our information technology (IT) and accounts payable (AP) functions. This co-sourcing initiative is a component of our ongoing strategy to increase our IT capabilities, monitor our costs, seek additional cost savings and increase efficiencies. These functions will generally be performed in an offshore location, with Michaels oversight. As a result, we will be relying on third parties to ensure that our IT and AP needs are sufficiently met. This reliance subjects us to risks arising from the loss of control over IT and AP processes, changes in pricing that may affect our operating results, and potentially, termination of provision of these services by our supplier. If our service providers fail to perform, we may have difficulty arranging for an alternative supplier or rebuilding our own internal resources, and we could incur significant costs, all of which may have a significant adverse effect on our business. We may co-source other administrative functions in the future, which would further increase our reliance on third parties. Further, the use of offshore service providers may expose us to risks related to local political, economic, social or environmental conditions (including acts of terrorism, the outbreak of war, the occurrence of natural disaster), restrictive actions by foreign governments or changes in United States laws and regulations.

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

We May Fail to Optimize or Adequately Maintain Our Perpetual Inventory and Automated Replenishment Systems

We believe our perpetual inventory, automated replenishment, and weighted average cost stock ledger systems are necessary to properly forecast, manage, and analyze our inventory levels, margins, and merchandise ordering quantities. We may fail to properly optimize the effectiveness of these systems, or to adequately support and maintain the systems, which could have a material adverse impact on our financial condition and operating results.

Failure to Adequately Maintain the Security of Our Electronic and Other Confidential Information Could Materially Adversely Affect Our Financial Condition and Operating Results

We have become increasingly centralized and dependent upon automated information technology processes. In addition, a portion of our business operations is conducted over the Internet, increasing the risk of viruses that could cause system failures and disruptions of operations. Any failure to maintain the security of our customers’ confidential information, or data belonging to ourselves or our suppliers, could put us at a competitive disadvantage, result in deterioration in our customers’ confidence in us, subject us to potential litigation and liability, and fines and penalties, resulting in a possible material adverse impact on our financial condition and operating results.  Even though we are compliant with the requirements of the payment card industry, we may not be able to maintain such compliance, and even with continued compliance, unauthorized access of our electronic and other confidential information may occur.

If the Employee Free Choice Act Is Adopted, It Would Be Easier for Our Employees to Obtain Union Representation and Our Businesses Could Be Adversely Impacted

Currently, none of our employees are represented by unions. However, our employees have the right at any time under the National Labor Relations Act to form or affiliate with a union. If some or all of our workforce were to become unionized and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our costs and adversely impact our profitability.

The Employee Free Choice Act of 2007: H.R. 800 (“EFCA”) was passed in the U.S. House of Representatives last year and the same legislation has been introduced again in 2009 as H.R. 1409 and S. 560. This bill or a variation of it could be enacted in the future and could have an adverse impact on our businesses. The EFCA aims to amend the National Labor Relations Act, by making it easier for workers to obtain union representation and increasing the penalties employers may incur if they engage in labor practices in violation of the National Labor Relations Act. As currently drafted, the EFCA requires the National Labor Relations Board (“NLRB”) to review petitions filed by employees for the purpose of creating a labor organization and to certify a bargaining representative without directing an election if a majority of the bargaining unit employees have authorized designation of the representative. The EFCA also requires the parties to begin bargaining within 10 days of the receipt of the petition, or a later date if mutually agreed upon. In addition, if the union and employer cannot agree upon the terms of a first collective bargaining agreement within 90 days, which can be extended by mutual agreement, either party can request federal mediation, which could lead to binding arbitration if an agreement still cannot be reached after an additional 30 days. EFCA would also require the NLRB to seek a federal injunction against an employer whenever there is reasonable cause to believe that the employer has discharged or discriminated against an employee to encourage or discourage membership in the labor organization, threatened to discharge or otherwise discriminate against an employee in order to interfere with, restrain, or coerce employees in the exercise of guaranteed collective bargaining rights, or engaged in any other related unfair labor practice that significantly interferes with, restrains, or coerces employees in the exercise of such guaranteed rights. The EFCA adds additional remedies for such violations, including back pay plus liquidated damages and civil penalties to be determined by the NLRB not to exceed $20,000 per infraction.

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

The Interests of Our Controlling Stockholders May Conflict with the Interests of Our Creditors

The Sponsors (as defined in Note 4 to the consolidated financial statements) indirectly own over 93% of the Company’s Common Stock.  The interests of these funds as equity holders may conflict with those of our creditors. The controlling stockholders may have an incentive to increase the value of their investment or cause us to distribute funds at the expense of our financial condition, which could affect our ability to make payments on the outstanding notes.  In addition, these funds have the power to elect a majority of our board of directors and appoint new officers and management and, therefore, effectively control many other major decisions regarding our operations. In addition, our Sponsers have in the past and may continue to purchase our debt which could adversely affect the liquidity of the remaining debt of any series.

ITEM 1B.  Unresolved Staff Comments.

Not applicable.

ITEM 2.  Properties.

We lease substantially all of the sites for our Michaels and Aaron Brothers stores, with the majority of our stores having initial lease terms of approximately 10 years. The leases are generally renewable, with increases in lease rental rates. Lessors have made leasehold improvements to prepare our stores for opening under a majority of our existing leases. As of January 31, 2009, in connection with stores that we plan to open or relocate in future fiscal years, we had signed 6 leases for Michaels stores.

As of March 30, 2009, we lease and occupy the following non-store facilities:

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
5,471,000

The following table indicates the number of our retail stores and wholesale operations located in each state or province as of March 30, 2009:

	Number of Stores
		Aaron
State/Province	Michaels	Brothers	Total
Alabama	10	—	10
Alaska	3	—	3
Alberta	15	—	15
Arizona	27	9	36
Arkansas	3	—	3
British Columbia	14	—	14
California	129	95	224
Colorado	21	7	28
Connecticut	13	—	13
Delaware	4	—	4
Florida	68	—	68
Georgia	29	4	33
Idaho	6	1	7
Illinois	38	—	38
Indiana	15	—	15
Iowa	7	—	7
Kansas	8	—	8
Kentucky	7	—	7
Louisiana	11	—	11
Maine	2	—	2
Manitoba	3	—	3
Maryland	22	—	22
Massachusetts	22	—	22
Michigan	36	—	36
Minnesota	22	—	22
Mississippi	3	—	3
Missouri	19	—	19
Montana	4	—	4
Nebraska	4	—	4
Nevada	11	6	17
New Brunswick	3	—	3
Newfoundland and Labrador	1	—	1
New Hampshire	7	—	7
New Jersey	27	—	27
New Mexico	3	—	3
New York	48	—	48
North Carolina	29	—	29
North Dakota	2	—	2
Nova Scotia	3	—	3
Ohio	31	—	31
Oklahoma	7	—	7
Ontario	32	—	32
Oregon	15	3	18
Pennsylvania	42	—	42
Prince Edward Island	1	—	1
Rhode Island	3	—	3
Saskatchewan	2	—	2
South Carolina	9	—	9
South Dakota	2	—	2
Tennessee	13	—	13
Texas	69	22	91
Utah	11	—	11
Vermont	2	—	2
Virginia	32	—	32
Washington	22	10	32
West Virginia	4	—	4
Wisconsin	18	—	18
Wyoming	1	—	1
Total	1,015	157	1,172

ITEM 3.  Legal Proceedings.

Employee Class Action Claims

Cotton Claim

On December 20, 2002, James Cotton, a former store manager of Michaels of Canada, ULC, our wholly-owned subsidiary, and Suzette Kennedy, a former assistant manager of Michaels of Canada, commenced a purported class proceeding against Michaels of Canada and Michaels Stores, Inc. on behalf of themselves and current and former employees employed in Canada. The Cotton claim was filed in the Ontario Superior Court of Justice and alleges that the defendants violated employment standards legislation in Ontario and other provinces and territories of Canada by failing to pay overtime compensation as required by that legislation. The Cotton claim also alleges that this conduct was in breach of the contracts of employment of those individuals. The Cotton claim seeks a declaration that the defendants have acted in breach of applicable legislation, payment to current and former employees for overtime, damages for breach of contract, punitive, aggravated and exemplary damages, interest, and costs. In May of 2005, the plaintiffs delivered material in support of their request that this action be certified as a class proceeding. Michaels filed and served its responding materials opposing class certification on January 31, 2006. The parties have reached a tentative agreement to settle the case which is subject to Court approval. The settlement will not have a material effect on our business.  Subsequently a motion to dismiss the case was filed and it is expected that the Court will issue an order dismissing the case during fiscal 2009.

DeJoseph Claim

On December 29, 2006, John DeJoseph, a former Michaels store manager in Valencia, California, commenced a purported class action proceeding against Michaels Stores, Inc. on behalf of himself and current and former salaried store managers employed in California from May 10, 2002 to the present. The DeJoseph suit was filed in the Superior Court of California, County of Los Angeles.  The DeJoseph suit alleges that Michaels failed to pay overtime wages, provide meal periods, accurately record hours worked, provide itemized employee wage statements, and that Michaels unlawfully made deductions from employees’ earnings.  The DeJoseph suit additionally alleges that the foregoing conduct was in breach of California’s unfair competition law.  The plaintiff seeks injunctive relief, damages for unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs.  In April 2008, the Court certified the class as to monetary relief for the overtime claim, but denied certification as to the wage statement and meal break claims plus the injunctive relief portion of the overtime claim.  In March 2009, the Court reconsidered and de-certified the class with respect to the overtime claims. The case will proceed with the three individual plaintiffs. We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We are unable to estimate a range of loss, if any, in this case.

Consumer Class Action Claims

Carson Claim

On August 15, 2008, Linda Carson, a consumer, filed a purported class action proceeding in Superior Court of California, County of San Diego.  Carson filed this action against Michaels Stores, Inc., on behalf of herself and all similarly-situated California consumers.  The Carson suit alleges that Michaels unlawfully requested and recorded personally identifiable information (i.e., her zip code) as part of a credit card transaction.  The plaintiff sought statutory penalties, costs, interest, and attorneys’ fees.  We contested certification of this claim as a class action and filed a motion to dismiss the claim. On March 9, 2009, the Court dismissed the case with prejudice.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

By a written consent dated January 13, 2009, holders of 93.14% of the common stock of the Company voted their shares to elect Gerry Murphy to the Board. The affirmative vote of more than 50% of the stockholders was required to take such action.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Prior to the Merger, our Common Stock was listed on the New York Stock Exchange under the ticker symbol “MIK.” Subsequent to the Merger, our Common Stock is privately held and there is no established public trading market for our stock.

Holders

As of March 30, 2009, there were 36 holders of record of our Common Stock.

ITEM 6.  Selected Financial Data.

The following financial information for the five most recent fiscal years has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere herein. The selected financial data for fiscal years 2006 and prior reflect adjustments to reclassify the operations of Star Decorators Wholesale and Recollections as discontinued operations.

	Fiscal Year
	2008	2007	2006 (5)	2005	2004

Results of Operations Data (in millions):
Net sales	$3,817	$3,862	$3,843	$3,659	$3,383
Operating income	304	354	208	387	347
(Loss) income before discontinued operations and cumulative effect of accounting change	(5)	(22)	44	232	207
Cumulative effect of accounting change, net of income tax (1)	—	—	—	(7)	—
Discontinued operations loss, net of income tax	—	(10)	(3)	(4)	(3)
Net (loss) income	(5)	(32)	41	221	204

Per Share Data:
Basic earnings per common share before discontinued operations and cumulative effect of accounting change (2) (7)	n/a	n/a	n/a	$0.58	$0.52
Diluted earnings per common share before discontinued operations and cumulative effect of accounting change (2) (7)	n/a	n/a	n/a	0.57	0.51
Dividends per common share (2)	$0.00	$0.00	$0.12	0.13	0.09

Balance Sheet Data (in millions):
Cash and equivalents	$33	$29	$30	$452	$536
Merchandise inventories	900	845	840	776	785
Total current assets	1,049	980	1,000	1,315	1,482
Total assets	1,625	1,614	1,693	1,876	2,022
Total current liabilities	681	679	742	497	512
Long-term debt	3,756	3,741	3,729	—	200
Total liabilities	4,512	4,506	4,568	588	814
Stockholders’ (deficit) equity (7)	(2,887)	(2,892)	(2,875)	1,288	1,208

Other Financial Data (in millions):
Cash flow from operating activities	$59	$268	$157	$364	$431
Cash flow from investing activities	(85)	(100)	(143)	(68)	(145)
Cash flow from financing activities	30	(169)	(436)	(379)	(93)

Other Operating Data:
Average net sales per selling square foot (3) (6)	$206	$217	$224	$221	$216
Comparable store sales (decrease) increase (4)	(4.6)%	(0.7)%	0.2%	3.6%	4.9%
Total selling square footage (in millions)	19	19	18	17	17

Stores Open at End of Year:
Michaels (6)	1,009	963	921	886	845
Aaron Brothers	161	166	166	166	164
Total stores open at end of year	1,170	1,129	1,087	1,052	1,009

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

(4)             Comparable store sales increase (decrease) represents the increase (decrease) in net sales for stores open the same number of months in the indicated and comparable period of the previous year, including stores that were relocated or expanded during either period. A store is deemed to become comparable in its 14th month of operation in order to eliminate grand opening sales distortions. A store temporarily closed more than 2 weeks due to a catastrophic event is not considered comparable during the month it closed. If a store is closed longer than 2 weeks but less than 2 months, it becomes comparable in the month in which it reopens, subject to a mid-month convention. A store closed longer than 2 months becomes comparable in its 14th month of operation after its reopening. These percentages for fiscal years 2007 and prior have been adjusted to exclude Star Decorators Wholesale and Recollections.

(5)             Fiscal 2006 operational data, excluding comparable store sales, includes the 53rd week, which had net sales of approximately $59 million.

(6)             For fiscal years 2007 and prior, the Star Decorators Wholesale Los Angeles store has been retroactively presented as a Michaels store.

(7)             In fiscal 2006, we were acquired through a merger transaction by affiliates of two private investment firms, Bain Capital Partners, LLC and The Blackstone Group, with certain shares retained by affiliates of Highfields Capital Partners.  As a result of the merger, Michaels Holdings, LLC, an entity controlled by Bain and Blackstone, owns approximately 93% of our outstanding Common Stock, which is no longer publicly traded.  We accounted for the merger as a leveraged recapitalization and financed the merger by the issuance of debt. See Note 4 to our consolidated financial statements for further information.

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

Overview

We are the largest arts and crafts specialty retailer in North America, with sales of approximately $3.8 billion in the United States and Canada. Our primary retail business is our operation of 1,015 Michaels stores across North America. We also operate 157 Aaron Brothers stores, a custom frame, framing, and art supply chain (all store counts are as of March 30, 2009).

Our mission is to help our customers express themselves creatively. Through our broad product assortments, educational in-store events, project sheets and displays, and on-line information, we offer a shopping experience that encourages creativity in the areas of arts, crafts, floral displays, framing, home accents, and children’s hobbies and activities.

In recent years, we have focused on improving store operations, global sourcing, and inventory management capabilities while continuing a strong store growth program.  Examples of our accomplishments include the following:

•       expansion of our distribution network,

•       implementation of perpetual inventory and automated replenishment systems along with a weighted average cost stock ledger,

•       use of standardized store opening/relocation and merchandising processes,

•       implementation of financial and human resources management systems, and

•       consistent store growth

In fiscal 2009, we will continue to focus on strategic initiatives such as:

•              enhancing the in-store experience,

•              testing new merchandise assortments,

•              targeted marketing programs,

•              continued growth of global sourcing,

•              store expansion, and

•              process and profit improvement.

We believe these initiatives will allow us to increase our market share and overall profitability.

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

Merchandise Inventories—Merchandise inventories at Michaels stores are valued at the lower of cost or market, with cost determined using a weighted average method. Cost is calculated based upon the purchase order cost of an item at the time it is received by us, and also includes the cost of warehousing, handling, purchasing, and importing the inventory, as well as inbound and outbound transportation, partially offset by vendor allowances. This net inventory cost is recognized through cost of sales when the inventory is sold.  Due to systems limitations, it is impracticable for us to assign specific costs and allowances to individual units of inventory. As such, to match net inventory costs against the related revenues, we must use all available information to appropriately estimate the net inventory costs to be deferred and recognized each period. Significant changes to our estimate of when inventory is sold could materially affect the amount of the deferral, and subsequent income statement recognition, of the net inventory costs.

Vendor allowances, which primarily represent volume rebates and cooperative advertising funds, are recorded as a reduction of the cost of the merchandise inventories. We generally earn vendor allowances as a consistent percentage of certain merchandise purchases with no minimum purchase requirements. Typically, our vendor allowance programs extend for a period of 12 months. We recognized vendor allowances of $149 million, or 3.9% of net sales, in fiscal year 2008, $141 million, or 3.7% of net sales, in fiscal year 2007, and $144 million, or 3.7% of net sales, in fiscal 2006. During the three fiscal years ended January 31, 2009, the number of vendors from which vendor allowances were received ranged from approximately 740 to 790. We did not have any material vendor allowance programs in fiscal 2008, 2007 and 2006 that were based on purchase volume milestones.

We utilize perpetual inventory records to value inventory in our stores. Physical inventory counts are performed in a significant number of stores during each fiscal quarter by a third party inventory counting service, with substantially all stores open longer than one year subject to at least one annual count. We adjust our perpetual records based on the results of the physical counts.

We maintain a provision for estimated shrinkage based on the actual historical results of our physical inventories. We compare our estimates to the actual results of the physical inventory counts as they are taken and adjust the shrink estimates accordingly. We also evaluate our merchandise to ensure that the expected net realizable value of the merchandise held at the end of a fiscal period exceeds cost.  In the event that the expected net realizable value is less than cost, we accordingly reduce the value of that inventory.

Goodwill—We perform impairment tests of goodwill, annually or whenever events or circumstances change to indicate that the remaining net book value may not be recovered through sale or use, by comparing the book values of our reporting units to their estimated fair values. The estimated fair values of our reporting units are computed using estimates that include a discount factor in valuing future cash flows. There are assumptions and estimates underlying the determination of fair value and any resulting impairment loss. Another estimate using different, but still reasonable, assumptions could produce different results. During fiscal 2008, there was no impairment charge taken on our goodwill. During the fourth quarter of fiscal 2007, we recognized an impairment charge of $22 million for our Aaron Brothers goodwill.  See Note 3 to our consolidated financial statements for further information.

Impairment of Long-Lived Assets—We evaluate long-lived assets, other than goodwill and assets with indefinite lives, for indicators of impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. Management’s judgments regarding the existence of impairment indicators are based on market conditions and our operational performance, such as operating income and cash flows. The evaluation for long-lived assets is performed at the lowest level of identifiable cash flows, which is generally at the individual store level. Our evaluation requires consideration of a number of factors including changes in demographics and uncertain future events. Accordingly our accounting estimates may change from period to period. These factors could cause management to conclude that impairment indicators exist and require that tests be performed, which could result in a determination that the value of long-lived assets is impaired, resulting in a writedown to fair value.

Reserve for Closed Facilities—We maintain a reserve for future rental obligations, carrying costs, and other closing costs related to closed facilities, primarily closed and relocated stores. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 146, Costs Associated With Disposal Activities, we recognize exit costs for any store closures at the time the store is closed. Such costs are recorded within the Cost of sales and occupancy expense line item on our Consolidated Statements of Operations.

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

Self-Insurance—We have insurance coverage for losses in excess of self-insurance limits for medical liability, general liability and workers’ compensation claims. Historically, it has been infrequent for incurred claims to exceed these self-insurance limits.

Self-insurance reserves are established for health care, fleet liability, general liability and workers’ compensation claims. These reserves are determined through actuarial studies, based on actual claims experience and an estimate of claims incurred but not reported. Actuarial projections of losses for general liability and workers’ compensation claims are subject to a high degree of variability.

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

We record a gift card liability on the date we issue the gift card to the customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. We escheat the value of unredeemed gift cards where required by law. Any remaining liabilities not subject to escheatment are evaluated to determine whether the likelihood of the gift card being redeemed is remote (gift card breakage). We recognize gift card breakage as revenue, by applying our estimate of the rate of gift card breakage over the period of estimated performance (approximately 36 months as of the end of fiscal 2008). Our estimates of the gift card breakage rate are applied to the estimated amount of gift cards that are expected to go unused that are not subject to escheatment and are based on customers’ historical redemption rates and patterns, which may not be indicative of future redemption rates and patterns.

Share-Based Compensation Expenses—SFAS No. 123(R), Share-Based Payment, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value over the requisite service period. Compensation cost is based on the grant date fair value of the award and ratably recognized as an expense over the effective vesting period. Determining fair value of our stock options requires judgment, including estimating the fair value at the date of grant, expected terms of the options, expected volatility of our Common Stock share price, expected dividends, and forfeitures. The fair value of stock options is estimated at the date of grant using the Black-Scholes-Merton option valuation model.

Income Taxes—We record income tax expense using the liability method for taxes and are subject to income tax in many jurisdictions, including the United States, various states and localities, and Canada. A current tax liability or asset is recognized for the estimated taxes payable or refundable on the tax returns for the current year and a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. In evaluating our ability to realize our deferred tax asset, we considered the following sources of future taxable income:

•                  Future reversals of existing taxable temporary differences;

•                  Future taxable income, exclusive of reversing temporary differences and carryforwards;

•                  Taxable income in prior carryback years; and

•                  Tax-planning strategies.

Our evaluation regarding whether a valuation allowance is required or should be adjusted also considers, among other things, the nature, frequency, and severity of recent losses, forecasts of future profitability and the duration of statutory carryforward periods. Our forecasts of future profitability represents our best estimate of these future events. If different assumptions had been used, our tax expense, assets, and liabilities could have varied from recorded amounts.

After conducting this assessment, the valuation allowance recorded against our deferred tax assets was $13 million and $11 million as of January 31, 2009 and February 2, 2008, respectively.  If actual results differ from estimated results or if we adjust these assumptions in the future, we may need to adjust our deferred tax assets or liabilities, which could impact our effective tax rate. Given our capital structure, we will continue to experience volatility in our effective tax rate over the near term.

General

Our business is highly seasonal, with higher sales in the third and fourth fiscal quarters. For the last ten fiscal years, our fourth quarter, which includes the Christmas selling season, has accounted for approximately 35% of our sales and approximately 51% of our operating income.

We continue to develop a fully integrated pricing and promotion strategy and will refine our existing strategy in future periods. A significant component of our pricing and promotion strategy involves changes in the breadth and depth of our promotional programs. Given the current soft macroeconomic and retail environments, sales declines could adversely affect operating income due to a deleveraging of operating expenses. As a result, our historical trends may not be indicative of future results.

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. References to fiscal year mean the year in which that fiscal year began. Fiscal 2008 ended on January 31, 2009, fiscal 2007 ended on February 2, 2008, and fiscal 2006 ended on February 3, 2007. Fiscal years 2008 and 2007 contained 52 weeks, while fiscal year 2006 contained 53 weeks.

Accounting Items

Fiscal 2007

Discontinued Operations—On October 16, 2007, we announced plans to align resources around our core retail chains, Michaels and Aaron Brothers stores.  As a result, we discontinued our concept businesses, Recollections and Star Decorators Wholesale (“Star”).  As of the end of fiscal 2007, we had closed 11 Recollections and three of the four Star locations.  The remaining location, Star Decorators Wholesale in Los Angeles, is being operated as a Michaels store.

Goodwill Impairment—During the fourth quarter of fiscal 2007, in connection with our annual impairment test, we recorded a goodwill impairment charge of $22 million related to our Aaron Brothers reporting unit.  The impairment charge represents the net carrying value of the Aaron Brothers goodwill.  During fiscal 2007, Aaron Brothers experienced a decline in sales and profitability.  These declines, coupled with our near-term financial forecasts, the decline of the retail segment of the U.S. economy, and our ongoing reassessment of expansion opportunities resulted in an estimated fair value that was lower than the carrying value of the reporting unit.  The resulting allocation of the estimated fair value to the reporting unit’s assets and liabilities indicated that a full impairment of goodwill was required.

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

We capitalized $125 million of costs related to the issuance of our various debt instruments, which are more fully described in “Liquidity and Capital Resources” below.  These costs are being amortized over the lives of the respective debt instruments and recognized as a component of interest expense in our Consolidated Statement of Operations.

As certain of the Merger expenses were not deductible for tax purposes, we incurred permanent differences which adversely impacted our effective tax rate, resulting in an effective tax rate for fiscal 2006 of 61.7%.

Results of Operations

The following table sets forth the percentage relationship to net sales of each line item of our Consolidated Statements of Operations. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

	Fiscal Year
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	63.7	61.7	61.5
Gross profit	36.3	38.3	38.5
Selling, general, and administrative expense	27.8	27.2	26.6
Transaction expenses	—	0.7	5.3
Goodwill impairment	—	0.5	—
Related party expenses	0.4	0.5	1.0
Store pre-opening costs	0.1	0.2	0.2
Operating income	8.0	9.2	5.4
Interest expense	7.9	9.8	2.7
Other (income) and expense, net	0.1	(0.2)	(0.3)
(Loss) income before income taxes and discontinued operations	—	(0.4)	3.0
Provision for income taxes	0.1	0.1	1.8
(Loss) income before discontinued operations	(0.1)	(0.5)	1.2
Discontinued operations loss, net of income tax	—	(0.3)	(0.1)
Net (loss) income	(0.1)%	(0.8)%	1.1%

Fiscal 2008 Compared to Fiscal 2007

Net Sales—Net sales decreased for fiscal 2008 by $45 million, or 1.2%, from fiscal 2007 due primarily to a decline in comparable store sales. Our comparable store sales decreased 4.6%, or $177 million, reflecting decreases in the average ticket and customer transactions of 2.5% and 2.1%, respectively. The fluctuation in the exchange rates between the US and Canadian dollars adversely impacted the comparable store sales by 20 basis points. The decrease in comparable store sales was partly offset by non-comparable new stores. Sales at stores opened during fiscal 2008 provided incremental revenue of $132 million.

We continue to evaluate all options available to us for our Aaron Brothers concept, which range from refining the concept to possible store rationalization. Certain of these options, if enacted, may result in material charges to our Consolidated Statement of Operations in future periods.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $48 million to $2.431 billion in fiscal 2008 from $2.383 billion in fiscal 2007.  As a percentage of net sales, cost of sales and occupancy expense increased 200 basis points as we realized a decline in merchandise margins of 110 basis points due to increased levels of promotional activity in response to the softness in the economic environment, particularly in the last half of the year in order to maximize gross margin dollars and reduce our inventory exposure. Occupancy costs increased 90 basis points, as a percentage of net sales, on a 3.6% increase in the number of stores due to a deleveraging of fixed costs on a decline in comparable store sales and overall average store volume.

Selling, General, and Administrative Expense—Selling, general, and administrative expense was $1.060 billion in fiscal 2008 compared to $1.051 billion in fiscal 2007. The $9 million expense increase was primarily due to increases in store count and higher corporate and store payroll.  The increase was partially offset by reduced bonus expense. As a percentage of net sales, selling, general, and administrative expense increased 60 basis points from 27.2% of sales in fiscal 2007 to 27.8% of sales in fiscal 2008 primarily due to decreased leverage associated with the decline in comparable store sales and an increase in planned in-store investments, corporate payroll and severance expense, partially offset by a reduction in bonus expense.

Transaction Expenses—Transaction expenses of $29 million incurred during fiscal 2007 relate primarily to bonus arrangements associated with the change in control that were ratably recognized for a period of one year following the Merger date, as well as other compensation expenses arising from change in control agreements.

Related Party Expenses—Related party expenses were $16 million for fiscal 2008 compared to $17 million in fiscal 2007 consisting primarily of $14 million of management fees and associated expenses paid to our Sponsors and Highfields Capital Management, LP during each year of fiscal 2008 and 2007.  Related party expenses in fiscal 2008 and fiscal 2007 also include $2 million and $3 million, respectively, of amortization expense related to the Separation Agreements as more fully described in Note 15 to the consolidated financial statements.

Interest Expense—Interest expense decreased from $378 million in fiscal 2007 to $302 million in fiscal 2008, primarily due to a lower average interest rate related to our variable-rate debt.

Provision for Income Taxes—The tax rate for fiscal 2008 was unfavorably impacted by non-deductible severance payments. The tax rate in fiscal 2007 was unfavorably impacted primarily by non-deductible severance payments and the write-off of goodwill.

Fiscal 2007 Compared to Fiscal 2006

Net Sales—Net sales increased for fiscal 2007 by $19 million, or 0.5%, over fiscal 2006 due primarily to non-comparable sales. Non-comparable sales are largely comprised of sales generated by new stores, as well as other non-recurring events such as the 53rd week of 2006. Our fiscal 2007 comparable store sales decreased 0.7%, or $26 million, reflecting decreases in customer transactions and custom framing deliveries of 3.2% and 0.1%, respectively, partially offset by increases in the average ticket of 2.6%. The fluctuation in the exchange rates between the US and Canadian dollars favorably impacted comparable store sales by 50 basis points.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $19 million due to a 3.9% increase in the number of stores operated in fiscal 2007.  Store cost of sales as a percentage of net sales improved 30 basis points as we realized improved margins from a reduction in breadth and depth of promotional programs and continued benefits from ongoing sourcing initiatives, partially offset by lower sell-through of seasonal products. Conversely, occupancy costs deleveraged, due to negative comparable-store sales performance.

The following table details the change in cost of sales and occupancy expense, as a percentage of net sales, from fiscal 2006 to 2007:

Increase/(Decrease)
Cost of sales	(0.3)%
Occupancy costs	0.5%
Total decrease	0.2%

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

Related Party Expenses—Related party expenses were $17 million for fiscal 2007 and consisted primarily of $14 million of management fees and associated expenses paid to our Sponsors and Highfields Capital Management, LP.  Related party expenses in fiscal 2007 also include $3.0 million of amortization expense related to the Separation Agreements as more fully described in Note 15 to the consolidated financial statements. Related party expenses for fiscal 2006 resulted primarily from the Merger with approximately $27 million of transaction and management fees paid to our Sponsors, and $9 million related to various professional fees paid on behalf of our Sponsors.

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

Liquidity and Capital Resources

Our cash and equivalents increased $4 million from $29 million at the end of fiscal 2007 to $33 million at the end of fiscal 2008. We require cash principally for day-to-day operations, to finance capital investments, inventory for new stores, and inventory replenishment for existing stores, to service our outstanding debt, and for seasonal working capital needs.  An affiliate of our significant shareholders has purchased a portion of our outstanding debt through privately negotiated transactions (see “Item 13. Certain Relationships and Related Transactions, and Director Independence”), and we and our subsidiaries, affiliates, and significant shareholders may from time to time in the future seek to retire or purchase additional amounts of our outstanding debt (including publicly issued debt) through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.  As described below under “Cash Flow from Investing Activities,” we took certain actions in fiscal 2008, and plan to take certain actions in fiscal 2009, to preserve liquidity, and we expect that our available cash, cash flow generated from operating activities, and funds available under our Asset-based revolving credit facility will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and future growth for the foreseeable future.

As of March 30, 2009, our borrowing base under our Asset-based revolving credit facility was $758 million and we had $594 million of excess availability under that facility.

Cash Flow from Operating Activities

Cash flow provided by operating activities in fiscal 2008 was $59 million compared to $268 million in fiscal 2007. The decrease is primarily due to the timing of interest payments in fiscal 2008 and a 6.5% increase in inventories compared to fiscal 2007. The increase in inventory is attributable to a 3.6% increase in our ending store count, and a 2.3% increase in our average Michaels store inventory (including supporting distribution centers).The increase in average per store inventory is due, in part, to new products to be introduced in the first half of fiscal 2009.

Cash Flow from Investing Activities

Cash flow used in investing activities was attributable to the following capital expenditure activities:

	Fiscal Year
	2008	2007	2006
	(In millions)
New and relocated stores and stores not yet opened (1)	$31	$27	$31
Existing stores	26	26	49
Distribution system expansion (2)	3	18	25
Information systems	24	26	33
Corporate and other	1	3	5
	$85	$100	$143

(1)             In fiscal 2008, capital expenditures primarily related to the opening of 51 Michaels stores and the relocation of 11 Michaels stores and one Aaron Brothers store.  In fiscal 2007, capital expenditures primarily related to the opening of 45 Michaels stores, two Aaron Brothers stores, and the relocation of 11 Michaels stores.  In fiscal 2006, capital expenditures primarily related to the opening of 43 Michaels stores, one Aaron Brothers store and the relocation of seven Michaels stores.

(2)             The change in capital expenditures related to the distribution system is primarily related to 2006 and 2007 expenditures associated with our Hybrid distribution network.

Capital expenditures in 2008 were lower than 2007 primarily as a result of the completion of our Centralia, Washington distribution center in fiscal 2007 and decisions to defer non-critical projects where possible in order to preserve liquidity.  Also, in fiscal 2008, we remodeled fewer stores than in fiscal 2007.

Given the current soft macroeconomic environment, we currently estimate that our capital expenditures will be reduced to approximately $50 million to $60 million in fiscal 2009. We plan to open 20 to 25 stores and invest selectively in the infrastructure required to support our long-term goals.

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

Notes

On October 31, 2006, we issued (i) $750 million in principal amount of 10% Senior Notes due November 1, 2014; (ii) $400 million in principal amount at maturity of 11 3/8% Senior Subordinated Notes due November 1, 2016; and (iii) $469 million in principal amount of 13% Subordinated Discount Notes due November 1, 2016. Interest on the Senior Notes and the Senior Subordinated Notes is payable semi-annually in arrears on each May 1 and November 1, commencing on May 1, 2007.  No cash interest is payable on the Subordinated Discount Notes prior to November 1, 2011. Beginning on November 1, 2011, cash interest will accrue on the Subordinated Discount Notes and is payable semi-annually in arrears on each May 1 and November 1 (the first cash interest payment is May 1, 2012).  The Senior Notes are guaranteed, jointly and severally, on an unsecured basis, the Senior Subordinated Notes are guaranteed, jointly and severally, on an unsecured senior subordinated basis, and the Subordinated Discount Notes are guaranteed, jointly and severally, on an unsecured subordinated basis, in each case, by each of our subsidiaries, other than Aaron Brothers Card Services, LLC.

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

Asset-based revolving credit facility

On October 31, 2006, we executed a senior secured asset-based revolving credit facility with Banc of America Securities LLC and other lenders (“Asset-based revolving credit facility”). The Asset-based revolving credit facility provides senior secured financing of up to $1.0 billion, subject to a borrowing base as described below. As of January 31, 2009, the borrowing base was $747 million, of which we borrowed $148 million.  Borrowing capacity is available for letters of credit and borrowings on same-day notice.

The borrowing base equals the sum of (i) 90% of eligible credit card receivables and debit card receivables; (ii) between 85% and 87.5% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit; (iii) a percentage of eligible in-transit inventory, less certain reserves; and, (iv) the sum of an additional 10% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit plus an additional 5% of eligible credit card receivables and debit card receivables (collectively, the “last out tranche”), up to a maximum amount of $100 million.

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

The Senior secured term loan facility requires us to prepay outstanding term loans with (a) 100% of the net proceeds of any debt issued by us or our subsidiaries (with exceptions for certain debt permitted to be incurred under the Senior secured term loan facility) and (b) commencing with the fiscal year ended February 2, 2008, 50% (which percentage will be reduced to 25% if our total leverage ratio is less than a 6.00:1.00 and will be reduced to 0% if our total leverage ratio is less than 5.00:1.00) of our annual Excess Cash Flow (as defined in the Senior secured term loan facility). We must also offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales or casualty events under certain circumstances. We may voluntarily prepay outstanding loans under the Senior secured term loan facility at any time without premium or penalty other than customary breakage costs with respect to LIBOR loans.

The Senior secured term loan facility contains a number of negative covenants that are substantially similar to, but more restrictive in certain respects than, those governing the Notes as well as certain other customary affirmative and negative covenants and events of default. As of January 31, 2009, we were in compliance with all covenants.

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

As of January 31, 2009, our contractual obligations were as follows:

	Payments Due By Fiscal Year
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In millions)
Operating lease commitments (1)	$1,614	$325	$544	$372	$373
Other commitments (2)	33	22	6	5	—
Purchase obligations (3)	40	40	—	—	—
Total debt (4)	4,066	173	49	2,420	1,424
Interest payments (5)	1,200	184	363	389	264
	$6,953	$744	$962	$3,186	$2,061

(1)             Our operating lease commitments generally include non-cancelable leases for property and equipment used in our operations. Excluded from our operating lease commitments are amounts related to insurance, taxes, and common area maintenance associated with property and equipment. Such amounts historically represented approximately 32% of the total lease obligation over the previous three fiscal years.

(2)             Other commitments primarily include service contract obligations. Values within the Other commitments line item were calculated based on the time period remaining in the contract or to the earliest possible date of termination, if permitted to be terminated by Michaels upon notice, whichever is shorter.

(3)             Purchase obligations represent legally binding commitments to purchase merchandise inventories, which are made in the normal course of business to meet operational requirements.

(4)             Included in Total debt are the payments required under the terms of our 13% Subordinated Discount Notes due in 2016. These payments include $137 million of additional interest accretion, which has not been recognized as of January 31, 2009. See Note 6 to the consolidated financial statements.

(5)             Interest payments associated with long-term debt. Debt associated with our Senior secured term loan facility was approximately $2.3 billion, which contains a variable interest rate. The interest payments in the table for the Senior secured term loan facility were based on the indexed interest rate in effect at January 31, 2009. Approximately $1.5 billion of debt was subject to fixed interest rates.

Additional information regarding our long-term debt and commitments and contingencies is provided in Note 6 and Note 12, respectively, of Notes to Consolidated Financial Statements.

Seasonality

Our business is highly seasonal, with higher sales in the third and fourth fiscal quarters. For the last ten fiscal years, our fourth quarter, which includes the Christmas selling season, has accounted for approximately 35% of our sales and approximately 51% of our operating income.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements.  SFAS 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In November 2007, the FASB placed a one year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities; however, SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. We adopted all requirements of SFAS 157 as they relate to financial assets and liabilities on February 3, 2008. See Note 10 to our consolidated financial statements for further information on the impact of this standard to financial assets and liabilities. The requirements related to nonfinancial assets and liabilities will be adopted on February 1, 2009, as allowed by SFAS 157. We are currently assessing the impact of adopting SFAS 157 for nonfinancial assets and liabilities on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS No. 141, Business Combinations. The statement retains the purchase method of accounting used in business combinations but replaces SFAS 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction costs and restructuring costs be expensed. In addition, the statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination. SFAS 141 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt SFAS 141R on February 1, 2009 for acquisitions on or after this date.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative data about the fair value of, and gains and losses on, derivative contracts, and details of credit-risk-related contingent features in hedged positions. The statement also requires enhanced disclosures regarding how and why entities use derivative instruments, how derivative instruments and related hedged items are accounted for in accordance with SFAS 133 and its related interpretation, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We will adopt the new disclosure requirements of SFAS 161 in the first quarter of fiscal 2009.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to fluctuations in exchange rates between the US and Canadian dollar, which is the functional currency of our Canadian subsidiary. During the second quarter of fiscal 2008, we executed foreign currency forward contracts to mitigate the effects of currency fluctuations, which we designated as a cash flow hedge. The objective of the forward contracts is to hedge intercompany payments for forecasted purchases of inventory by our Canadian subsidiary, which are denominated in US dollars.  The term of this cash flow hedge extends through the first quarter of fiscal 2009.

To achieve our objective and to minimize the risk of ineffectiveness, the notional values represent a portion of our Canadian subsidiary’s forecasted intercompany purchases.  Hedge ineffectiveness is recorded in Other income in the Consolidated Statement of Operations, as required. For the year ended January 31, 2009, the ineffective portion of the hedge was immaterial.

For the portion of the hedge that is effective the change in fair value of that hedge will initially be recorded in Accumulated other comprehensive income in the Consolidated Statement of Stockholders’ (Deficit) Equity.  As the underlying inventory is sold to our customers, amounts will be reclassified from Accumulated other comprehensive income to Cost of sales and occupancy expense in the Consolidated Statement of Operations. We also classify the cash flows from derivative instruments in prepaid and other in the Consolidated Statement of Cash Flows. The change in fair value of the hedge for the year ended January 31, 2009 was $2 million.

The table below provides the remaining quarterly notional values and the average CAD/USD exchange rate associated with the hedge (dollars in millions).

	Outstanding Notional Amount
Settlement Period	CAD Amount	USD Amount	Contract Rate
Quarter 1, 2009	$12.2	$12.2	1.001

We invest cash balances in excess of operating requirements primarily in money market mutual funds and short-term interest-bearing securities, generally with maturities of 90 days or less. Due to the short-term nature of our investments, the fair value of our cash and equivalents at January 31, 2009 approximated carrying value.

We have market risk exposure arising from changes in interest rates on our Senior Credit Facilities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further detail. The interest rates on our Senior Credit Facilities will reprice periodically, which will impact our earnings and cash flow. The interest rates on our Notes issued in connection with the Merger are fixed.  Based on our overall interest rate exposure to variable rate debt outstanding as of January 31, 2009, a 1% increase or decrease in interest rates would increase or decrease pre-tax earnings by $24 million. A 1% increase in interest rates would decrease the fair value of our long-term fixed rate debt by approximately $15 million. A 1% decrease in interest rates would increase the fair value of our long-term fixed rate debt by approximately $16 million.  A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

During the first quarter of fiscal 2009, we purchased an interest rate cap to hedge the variability of cash flows associated with our interest payments on our Senior secured term loan that result from fluctuations in the three-month LIBOR rate. The cap limits our interest exposure on a notional value of $2.0 billion to the lesser of the three-month Libor rate or 7.0%.  The term of the cap is from April 15, 2009 through April 15, 2015.

ITEM 8.  Consolidated Financial Statements and Supplementary Data.

The Consolidated Financial Statements and Supplementary Data are included as an annex to this Annual Report on Form 10-K. See the Index to Consolidated Financial Statements and Supplementary Data on page F-1.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A.  Controls and Procedures.

Included in this Annual Report on Form 10-K are certifications of our Chief Executive Officer and our Chief Financial Officer, which are required in accordance with Rule 15d-14 of the Securities Exchange Act of 1934.  This section includes information concerning the controls and controls evaluation referred to in the certifications.  Page F-3 of this Report includes the attestation report of Ernst & Young LLP, our independent registered public accounting firm, regarding its audit of the effectiveness of our internal control over financial reporting.  This section should be read in conjunction with the Ernst & Young attestation for a complete understanding of this section.

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

Change in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the SEC under the Securities Exchange Act of 1934) during our most recently completed fiscal quarter, the fourth quarter of fiscal 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2009.  Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework.  Management’s assessment included the evaluation of such elements as the design and operating effectiveness of financial reporting controls, process documentation, accounting policies, and the overall control environment.  This assessment is supported by testing and monitoring performed or supervised by our Internal Control organization.

Based on our assessment, management believes that we maintained effective internal control over financial reporting as of January 31, 2009, the end of the fiscal year. The independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on the effectiveness of our internal control over financial reporting. The Ernst & Young LLP report is included on Page F-3 of this Annual Report on Form 10-K.

ITEM 9B.  Other Information.

On March 10, 2009, we filed a Current Report on Form 8-K pursuant to Item 2.02 regarding our issuance of a press release announcing our financial condition and results of operations as of and for the fiscal year and fourth quarter ended January 31, 2009.  Subsequently, we have modified the manner in which we have accounted for the pending settlement with the Internal Revenue Service primarily related to stock options.

As a result of this change, the consolidated financial statements for the fiscal year ended January 31, 2009, now reflect a provision for income taxes of $3 million compared to a benefit for income taxes of $6 million as previously announced. The change had no effect on operating income or EBITDA. The following table sets forth the impact of this change on the amounts we previously announced (in millions).

	As Previously	As Currently
	Announced	Reported
Consolidated Statements of Operations
(Benefit) provision for income taxes	$(6)	$3
(Loss) income before discontinue operations	4	(5)
Net (loss) income	4	(5)

Consolidated Balance Sheets
Additional paid-in capital	19	27
Accumulated deficit	(2,923)	(2,931)

Consolidated Statements of Cash Flows
Net (loss) income	4	(5)
Net cash provided by operating activities	68	59
Tax benefit from stock options	0	9
Net cash provided by (used in) financing activities	21	30

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

Directors

Our current directors serve for a period of three years and until their successors are duly elected and qualified or until the earlier of their resignation, death or removal.

On September 30, 2008, David McVeigh resigned as a director.  By a written consent dated January 13, 2009, the stockholders of the Company elected Gerry Murphy to the Board to fill the vacancy created by the resignation of Mr. McVeigh.  On January 13, 2009, Matthew Kabaker resigned as a director.   By a written consent dated March 11, 2009, the stockholders of the Company elected Peter Wallace to the Board to fill the vacancy created by the resignation of Mr. Kabaker.

Four of our current directors are affiliates of Bain, while the remaining four are affiliates of Blackstone.  Taking into account the direct affiliation that each member of our Board has with either Bain or Blackstone, no current director of the Company is deemed to be “independent” under our previously adopted independence standards.

Set forth below is information concerning each of our directors, including their ages as of March 30, 2009, present principal occupations, other business experiences during the last five years, membership on committees of the Board and public company directorships and certain other directorships.  Except for Messrs. Murphy and Wallace (see above), each of the directors listed below has served on our Board since October 31, 2006.

			Committee
Name	Age	Position	Membership
Josh Bekenstein	50	Director	—
Michael S. Chae	40	Director	Compensation Committee
Todd M. Cook	37	Director	Audit Committee
Gerry M. Murphy	53	Director	—
Lewis S. Klessel	41	Director	Audit Committee
Matthew S. Levin	43	Director	Compensation Committee
James A. Quella	58	Director	Audit Committee
Peter F. Wallace	33	Director	Audit Committee

Mr. Bekenstein is a managing director at Bain Capital Partners.  Prior to joining Bain Capital Partners in 1984, Mr. Bekenstein spent several years at Bain & Company, where he was involved with companies in a variety of industries.  Mr. Bekenstein received an M.B.A. from Harvard Business School and a B.A. from Yale University.  Mr. Bekenstein serves as a director of several corporations, including Bombardier Recreational Products Inc., Dollarama Capital Corporation, Toys “R” Us, Inc., Burlington Coat Factory Warehouse Corporation and Bright Horizons Family Solutions Inc.

Mr. Chae is a senior managing director at The Blackstone Group in the private equity group.  Prior to becoming a senior managing director in January 2005, Mr. Chae was a principal of Blackstone from 2000 to 2004.  Mr. Chae graduated magna cum laude from Harvard College, and received an M.Phil from Cambridge University and a J.D. from Yale Law School.  He serves as a director of Hilton Hotels Corp., Universal Orlando, The Nielsen Company and The Weather Channel Companies.

Mr. Cook is a managing director of Bain Capital Partners.  Prior to becoming a managing director in December, 2008, Mr. Cook served in various capacities, most recently as a principal of Bain Capital Partners from 2003 to 2008.  Prior to joining Bain Capital Partners in 1996, Mr. Cook was a consultant at Bain & Company.  Mr. Cook received an M.B.A. from Stanford University Graduate School of Business where he was an Arjay Miller Scholar.  He also holds a B.E. in electrical engineering and a B.A. in economics from Dartmouth College.  Mr. Cook serves as a director of Dollarama Capital Corporation and Dunkin Brands Inc.

Mr. Murphy is a senior managing director at The Blackstone Group in the private equity group, which he joined in 2008.   Before joining Blackstone, Mr. Murphy spent five years as CEO of Kingfisher, a FTSE 100 company and the leading home improvement retailer in Europe and Asia. He has also served as CEO of Carlton Communications plc, Exel plc and Greencore Group plc.  Mr. Murphy serves as a director of United Biscuits Topco Limited, Kleopatra Acquisition Corp., Abbey National plc, Reckitt Benckiser Group plc, Hornbach Holding AG and for the Advisory Board of KP Germany Zweite GmbH.  Mr. Murphy received his BSc and PhD in food technology from University College Cork and a 1st Class MBS in marketing from University College Dublin.

Mr. Klessel is an operating partner at Bain Capital Partners.  Prior to joining Bain Capital Partners, Mr. Klessel held a variety of operating and strategy leadership positions from 1997 to 2005 at The Home Depot, Inc., most recently as President of Maintenance Warehouse, a wholly-owned subsidiary that distributed maintenance products to facility management customers in the multi-housing, lodging, health-care and commercial sectors.  Mr. Klessel received an M.B.A. from Harvard Business School where he was a Baker Scholar, and a B.S. from the Wharton School at the University of Pennsylvania.  Mr. Klessel serves as a director of HD Supply, Inc.

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

Mr. Quella is a senior managing director and senior operating partner at Blackstone in the private equity group.  Prior to joining Blackstone in 2004, Mr. Quella was a managing director and senior operating partner with DLJ Merchant Banking Partners-CSFB Private Equity from June 2000 to February 2004.  Prior to that, Mr. Quella worked at Mercer Management Consulting and Strategic Planning Associates.  Mr. Quella received a B.A. in International Studies from the University of Chicago/University of Wisconsin-Madison and an M.B.A. from the University of Chicago.  Mr. Quella serves as a director of Graham Packaging Company, L.P., The Nielsen Company, Intelenet Global Services, Vanguard Health Systems, Inc. and Freescale Semiconductor, Inc.

Mr. Wallace is a managing director at Blackstone in the private equity group, which he joined in 1997.  Mr. Wallace received a B.A. in Government from Harvard College. Mr. Wallace serves on the Board of Directors of AlliedBarton Security Services, Crestwood Midstream Partners and The Weather Channel Companies.

Executive Officers

Our current executive officers, their ages as of March 30, 2009, and their business experience during at least the past five years are set forth below.  On March 4, 2009, Brian Cornell informed the Company that he would be resigning as Chief Executive Officer.  Mr. Cornell’s resignation will be effective as of April 2, 2009, on the terms set forth in his employment agreement.   On March 9, 2009, the Company announced that it had appointed Mr. John B. Menzer as the new Chief Executive Officer of the Company. Mr. Menzer will commence his employment with the Company no later than April 15, 2009. Prior to joining the Company, Mr. Menzer (age 57) served as Vice Chairman and Chief Administrative Officer of Wal-Mart Stores, Inc. from September 2005 to March 2008, Executive Vice President, President and Chief Executive Officer of Wal-Mart International from June 1999 to September 2005 and Executive Vice President and Chief Financial Officer of Wal-Mart Stores, Inc. from September 1995 to June 1999. Mr. Menzer serves as a director of Emerson Electric Co. No arrangement or understanding exists between Mr. Menzer and any other person pursuant to which Mr. Menzer was selected as an officer of the Company.

Name	Age	Position
Brian C. Cornell	50	Chief Executive Officer
Shelley G. Broader	44	President and Chief Operating Officer
Elaine D. Crowley	50	Executive Vice President—Chief Financial Officer
Stuart W. Aitken	37	Executive Vice President—Chief Marketing Officer
Nicholas E. Crombie	58	Executive Vice President—Store Operations
Thomas C. DeCaro	54	Executive Vice President—Supply Chain
Philo T. Pappas	50	Executive Vice President—Category Management
Weizhing “Wilson” Zhu	56	Executive Vice President—Global Sourcing
Shawn E. Hearn	43	Senior Vice President—Human Resources
Michael J. Jones	45	Senior Vice President—Chief Information Officer
Michael J. Veitenheimer	52	Senior Vice President—General Counsel and Secretary

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

Ms. Broader was named President and Chief Operating Officer in June 2008.  Prior to joining Michaels, she served as President and Chief Executive Officer of Sweetbay Supermarkets, Inc., formerly doing business as Kash n’ Karry Food Stores, Inc., part of the U.S. division of Brussels based Delhaize Group since March 2006.  Ms. Broader previously served as President and Chief Operating Officer of Sweetbay Supermarkets from June 2003 to March 2006. Prior to joining Sweetbay Supermarkets, Ms Broader served in various management positions at Hannaford Bros. Co. from April 1991 to June 2003, most recently as Senior Vice President, Business Strategy, Marketing and Communications.  She serves on the Board of Directors, and is a member of the Audit Committee, of Raymond James Financial, Inc.

Ms. Crowley was named Executive Vice President — Chief Financial Officer in August 2008.  Prior to joining Michaels, she served in various capacities at The Bombay Company, Inc. since August 1990, including as Chief Financial Officer and Treasurer since December 2000 and as Senior Vice President, Chief Financial Officer and Treasurer since February 2002. On September 20, 2007, The Bombay Company, Inc. and its U.S. wholly-owed subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Northern District of Texas, Fort Worth Division.  Prior to joining The Bombay Company, Ms. Crowley was with Price Waterhouse from 1981 to 1990.

Mr. Aitken was promoted to Executive Vice President—Chief Marketing Officer in May 2008.  Prior to his promotion, Mr. Aitken had served as Senior Vice President— Consumer Strategy and Marketing since joining the Company in December 2007.  Prior to joining Michaels, Mr. Aitken served in various management positions at Safeway, Inc. from May 1999 to December 2007, most recently as Group Vice President of Marketing Strategies with responsibilities that included loyalty marketing, category management strategy, space planning, datamining, segmentation and innovation.

Mr. Crombie was promoted to Executive Vice President—Store Operations in May 2007.  Prior to his promotion, he served as Zone Vice President of Stores for Michaels Stores, Inc. since January 2002.    Prior to joining the Company, Mr. Crombie was Area Vice President, Mid-South for CVS from February 1999 to January 2002.  From January 1996 until February 1999, he was employed by Caldor, Inc. with store operations responsibilities, including Regional Vice President.  From November 1988 to January 1996, he was Director of Sales and Marketing and General Merchandising Manager for Major Appliances at Lechmere, Inc.

Mr. DeCaro was promoted to Executive Vice President—Supply Chain in June 2005. Prior to his promotion, Mr. DeCaro had served as Senior Vice President—Inventory Management since joining us in August 2000. From April 1998 until joining the Company, he was Vice President—Merchandise for The Walt Disney Company. Prior to this, he held the position of Senior Vice President—Merchandise Planning and Allocation for Kohl’s Department Stores from February 1996 to April 1998. In addition, Mr. DeCaro has held various positions in Merchandise Planning and Allocation and Finance for The Disney Store, The Limited Stores, May Department Stores, and Sanger Harris Department Stores.

Mr. Pappas was named Executive Vice President—Category Management in February 2009.  Prior to joining Michaels, he served as Chief Merchandising Officer at Tweeter Home Entertainment Group, Inc. from April 2003 to October 2008.  On June 11, 2007, Tweeter and each of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in Wilmington, Delaware. Prior to joining Tweeter, Mr. Pappas served in various management positions at Staples, Inc. from November 1994 to April 2003, most recently as Senior Vice President of Merchandising.

Mr. Zhu was promoted to Executive Vice President—Global Sourcing in May 2008.  Prior to his promotion, Mr. Zhu had served as Senior Vice President—Strategic Sourcing since joining the Company in April 2007. From March 2003 until April 2007, he was Vice President, Private Brand Development and Global Sourcing at Office Depot, Inc.  Prior to joining Office Depot, Mr. Zhu served as Vice President, Global Sourcing for Hudson’s Bay Company in Canada from March 2001 to March 2003.  In addition,  Mr. Zhu has held various management positions at  Saks, Inc., Edison Brothers Stores, and Nulook Fashions.

Mr. Hearn was named Senior Vice President—Human Resources in February 2007. Prior to his promotion, Mr. Hearn had served as Vice President, Field Human Resources since joining Michaels in November 2002.  Prior to joining Michaels, he served in various operations, marketing, and human resource management positions at KMart Corporation from August 1981 to October 2002, most recently as Vice President, Advertising.

Mr. Jones was named Senior Vice President—Chief Information Officer in September 2004.  Prior to joining Michaels, he served in various management positions at Hollywood Entertainment Corporation from March 2002 to August 2004, most recently as Senior Vice President and Chief Information Officer.  Prior to joining Hollywood, Mr. Jones served in various management positions at KMart Corporation from February 1996 to July 2001, most recently as Vice President for Information Technology and Change Management.

Mr. Veitenheimer was named Senior Vice President—General Counsel and Secretary in January 2008. Prior to joining Michaels, Mr. Veitenheimer served as Senior Vice President of Law and Human Resources of The Bombay Company, Inc., from June 2007 to December 2007 after having served as a Senior Vice President since February 2006, its Secretary since July 1985 and its General Counsel since November 1983.  On September 20, 2007, The Bombay Company, Inc. and its U.S. wholly-owed subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Northern District of Texas, Fort Worth Division.  Prior to joining The Bombay Company, Mr. Veitenheimer was in private practice of law in Fort Worth, Texas.

CORPORATE GOVERNANCE

Our Board is responsible for governing Michaels’ business and affairs.  Highlights of Michaels’ corporate governance practices are described below.

Board Committees

Currently, our Board has two active standing committees, each of which is required by its charter to consist of no fewer than two directors.  The four members of the Audit Committee are Todd Cook (Chairman), Lewis Klessel, James Quella and Peter Wallace.  The two members of the Compensation Committee are Michael Chae and Matthew Levin.

As a result of the Merger, the Company’s Common Stock is held by a small number of stockholders, including funds managed by Bain and Blackstone (and other private equity funds) and certain members of our senior management.  In addition, Bain and Blackstone have agreed that they will each have the right to proportional representation on our Board, which has resulted in half of our Board being associated with Bain, with the remaining half being associated with Blackstone.  As the Company is now privately held and the members of our Board are selected by our Sponsors, the Board does not maintain policies and procedures by which Michaels’ stockholders may submit director candidates to the Board or the stockholders for consideration.

Compensation Committee

Please see “Item 11. Executive Compensation — Compensation Discussion and Analysis” for a description of the roles and responsibilities of our Compensation Committee.

Audit Committee

Our Board of Directors has a separately designated audit committee.  For most of fiscal year 2008, the Audit Committee consisted of four members: Matthew Kabaker (Chairman), Todd Cook, Lewis Klessel and David McVeigh.  On September 30, 2008, Mr. McVeigh resigned as a director and on January 13, 2009, Mr. Kabaker resigned as a director.  James Quella was appointed to the Audit Committee in January 2009, Peter Wallace was appointed to the Audit Committee in March 2009 and Mr. Cook was named Chairman of the Audit Committee upon the resignation of Mr. Kabaker.  Our Board has determined that each member of the Audit Committee is financially literate and has sufficient business and financial expertise to effectively perform his duties as a member of the Audit Committee. As the Company is now privately held and controlled by our Sponsors, our Board has determined that it is not necessary to designate one or more of our Audit Committee members as an “audit committee financial expert” at this time.  None of our Audit Committee members is an independent director due to their affiliations with the Sponsors. The current members of the Audit Committee are as follows:

Audit Committee
Todd M. Cook (Chairman)
Lewis S. Klessel
James A. Quella
Peter F. Wallace

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

Code of Business Conduct and Ethics

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

ITEM 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

The following Compensation Discussion and Analysis relates to compensation paid to our executive officers named in the Summary Compensation Table for fiscal 2008.  Since completion of the Merger, our Compensation Committee has been comprised of Michael S. Chae and Matthew S. Levin, each of whom is affiliated with our current stockholders and, therefore, is not deemed an independent director.  During fiscal year 2008, several events occurred which impacted management and compensation decisions.  These included the hiring of a new President and Chief Operating Officer and a new Executive Vice President — Chief Financial Officer, the departure of the Company’s former President and Chief Financial Officer, the end of the protection period under our Change in Control Agreements and the adoption of a new Officer Severance Pay Plan.  Each of these events is more fully discussed below.

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

Currently, the total compensation for our executive officers consists of three main components:  base salary, annual cash incentive bonuses and long-term equity-based incentive compensation awards.  The philosophy and the strategy of the cash incentive compensation program for our executive officers are to provide higher annual cash incentive compensation for exceptional corporate and financial performance.  While the Compensation Committee takes into account tax and accounting considerations in structuring the components of our compensation program, these considerations are secondary to the primary objectives of the compensation program described above.

Compensation Strategy

The Compensation Committee approves and recommends to the Board the compensation for all executive officers.  The Board is ultimately responsible for determining the compensation of our executive officers, although under our certificate of incorporation equity-based awards must also be approved by a majority of our stockholders.  Both the Compensation Committee and the Board receive recommendations with respect to decisions regarding the executive officers, other than the Chief Executive Officer, by senior management, principally the Chief Executive Officer and the Senior Vice President — Human Resources.  In determining compensation levels for the executive officers, the Compensation Committee considers the scope of an individual’s responsibilities, an individual’s performance and prior experience, the performance of the Company and the attainment of planned financial and strategic initiatives.  These factors are evaluated by the Compensation Committee and the Board with no particular weight given to any one factor.  The Compensation Committee considers overall past compensation and incentives in determining the compensation of executive officers and seeks to assure that the executives have appropriate incentives to achieve high levels of corporate performance.  The Compensation Committee, through its members’ involvement in numerous other portfolio companies, has access to compensation-related information to assist the Committee with respect to the Company’s overall compensation program for employees generally, as well as compensation for executive officers.  Recommendations to the Board by the Compensation Committee are therefore predominantly based on the experience of the members of the Compensation Committee and alignment with the overall strategic direction and goals of the Company.

Named Executive Officers

This Compensation Discussion and Analysis and the executive compensation discussion and tables that immediately follow describe the process, strategy and elements of the Company’s compensation plan as applied to certain of its executive officers.  Those individuals include Brian C. Cornell, Chief Executive Officer, Shelley G. Broader, President and Chief Operating Officer, Elaine D. Crowley, Executive Vice President — Chief Financial Officer, Stuart W. Aitken, Executive Vice President — Chief Marketing Officer, Thomas C. DeCaro, Executive Vice President — Supply Chain, Jeffrey N. Boyer, who served as President and Chief Financial Officer for part of the year, Thomas M. Bazzone, who served as Executive Vice President — Specialty Businesses for part of the year, Harvey S. Kanter, who served as Executive Vice President — Managing Director for part of the year, and Lisa K. Klinger, who served as Interim Chief Financial Officer for part of the year.  These officers are referred to as our “Named Executive Officers.”

Compensation Elements

Base Salaries

Base salaries for our executive officers are established based on the scope of their responsibilities, individual performance and prior experience, Michaels’ operating and financial performance and the attainment of planned financial and strategic initiatives, taking into account the knowledge of the members of the Compensation Committee regarding competitive market compensation paid by companies for similar positions.  The Compensation Committee sets base salaries at a level designed to attract and retain highly qualified individuals who make contributions that result in Michaels meeting its operating and financial goals.  Base salaries are reviewed and adjusted annually as deemed appropriate by the Compensation Committee.  The Compensation Committee has discretion to adjust base salary during the fiscal year and exercised that discretion in fiscal 2008, as described below.

On June 4, 2007, Mr. Cornell was named Chief Executive Officer of the Company.  Pursuant to his negotiated employment agreement, Mr. Cornell’s base salary was set at $1,000,000, subject to increase from time to time by the Board of Directors, in its sole discretion.  In setting Mr. Cornell’s base salary, the Committee considered Mr. Cornell’s compensation at his prior employer and the level of compensation needed to recruit Mr. Cornell to the Company.  In the opinion of the members of the Compensation Committee, based on their experience with other companies, including other portfolio companies, this salary level represented a competitive market level for the position.

In March 2008, the Compensation Committee reviewed recommendations regarding 2008 annual base salary rates for the executive officer group based on the criteria set forth above.  Pursuant to this review, the Compensation Committee determined that such salaries were generally appropriate for the position and responsibilities assigned to each executive officer.  As such, the base salary increases below the level of Chief Executive Officer were adjusted within normal company merit guidelines.  Mr. Cornell’s base salary remained at $1,000,000.  Merit guidelines are determined by reviewing and participating in benchmark surveys, as well as giving consideration to the Company’s overall budget for employee compensation.  Based upon this information, the Company has utilized a 3.5% to 4% annual merit rate for the past several years.  The resulting adjustments are reflected below.

Name	2007 Base Salary	2008 Base Salary
Jeffrey N. Boyer	$625,000	$640,625
Thomas M. Bazzone	361,550	374,204
Thomas C. DeCaro	335,075	348,478
Harvey S. Kanter	370,050	381,153

Neither Mr. Aitken nor Ms. Klinger was a member of the executive officer group in March 2008.  Mr. Aitken was promoted to the position of Executive Vice President — Chief Marketing Officer in May 2008 and received an increase in his annual base salary from $280,005 to $325,000, in connection with his promotion.  No adjustment was made to Ms. Klinger’s base salary of $270,000 in connection with her service as Interim Chief Financial Officer.

In June 2008, Ms. Broader was named President and Chief Operating Officer of the Company.  Pursuant to her offer letter with the Company, Ms. Broader’s base salary was set at $625,000, with salary increases to be consistent with our policy of advancement on an individual merit basis.  In setting Ms. Broader’s base salary, the Committee considered Ms. Broader’s compensation at her prior employer and the level of compensation needed to recruit Ms. Broader to the Company.

In August 2008, Ms. Crowley was named Executive Vice President — Chief Financial Officer of the Company.  Pursuant to her offer letter with the Company, Ms. Crowley’s base salary was set at $300,000, with salary increases to be consistent with our policy of advancement on an individual merit basis.  In setting Ms. Crowley’s base salary, the Committee considered Ms. Crowley’s compensation at her prior employer and the level of compensation needed to recruit Ms. Crowley to the Company.

In the opinion of the members of the Compensation Committee, based on their experience with other companies, including other portfolio companies, the salary levels for Ms. Broader and Ms. Crowley represented a competitive market level for their positions.

Annual Bonuses

In April 2008, the Compensation Committee recommended and the Board approved the Fiscal Year 2008 Bonus Plan (the “Bonus Plan”) for the Named Executive Officers to provide financial incentives to those and other members of management who were in positions to make important contributions to Michaels’ success.  The structure of the Bonus Plan and the specific objectives relating to bonus payments were proposed by the Company’s Chief Executive Officer and Senior Vice President — Human Resources and were reviewed and adjusted by the Compensation Committee.  The Bonus Plan tied 75% of the available bonus to Michaels’ attainment of a financial objective (which included consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), less an inventory charge), and 25% of the available bonus to the individual’s job performance.  In addition, for Mr. Bazzone, our Executive Vice President — Specialty Businesses, the objectives included business unit EBITDA.  Under the Bonus Plan, before any business unit or individual performance payout would be earned, the actual results of the financial objective (EBITDA, less an inventory charge) were required to meet the threshold established by the Compensation Committee. Each participating Named Executive Officer was entitled to a bonus equal to a certain percentage of that executive officer’s base salary.  The Compensation Committee set threshold, target and maximum performance levels for each position.  The final award depended on the actual level of performance achieved; however, the Compensation Committee retained discretion to make adjustments in its sole discretion.  The target levels of performance for the bonus goals were set at levels that the Compensation Committee and the Board believed to be reasonably achievable in view of Michaels’ historical annual performance.  Additional specific information regarding the targets and objectives is set forth below in the discussion of fiscal 2008 results.

Lisa Klinger’s bonus in fiscal 2008 was established based on her position as Senior Vice President—Finance and Treasurer, and was not modified in connection with her service as Interim Chief Financial Officer. Ms. Klinger’s target annual bonus opportunity was set pursuant to the Bonus Plan at 40% of her base salary.  In connection with Mr. Aitken’s promotion in May 2008, the Board adjusted his target annual bonus opportunity under the Bonus Plan to 50% of his new base salary.  Pursuant to Mr. Aitken’s offer letter from the Company effective December 2007, Mr. Aitken was guaranteed a bonus of $110,000 for fiscal year 2008.  Pursuant to Ms. Broader’s offer letter from the Company, Ms. Broader’s target annual bonus opportunity pursuant to the Bonus Plan was set at 70% of base salary, prorated to the commencement of her employment.  Ms. Broader’s target bonus of $255,208 was guaranteed for fiscal 2008.  Pursuant to Ms. Crowley’s offer letter from the Company, Ms. Crowley’s target annual bonus opportunity pursuant to the Bonus Plan was set at 50% of base salary, prorated to the commencement of her employment.

The target percentages set for fiscal 2008 and the threshold, target and maximum payments for each of the Named Executive Officers for fiscal 2008 were as follows:

	Brian C. Cornell	Shelley G. Broader (1)	Elaine D. Crowley (1)	Stuart W. Aitken	Thomas C. DeCaro	Jeffrey N. Boyer	Thomas M. Bazzone	Harvey S. Kanter	Lisa K. Klinger
Percentage of Base Salary
Target	100%	70%	50%	50%	50%	70%	50%	50%	40%
Threshold	35%	24.5%	17.5%	17.5%	17.5%	24.5%	17.5%	17.5%	14%
Maximum	200%	140%	100%	100%	100%	140%	100%	100%	80%

Financial Weightings
Overall Company Results	75%	75%	75%	75%	75%	75%	25%	75%	75%
Division/Dept. Results	—	—	—	—	—	—	50%	—	—
Individual Performance	25%	25%	25%	25%	25%	25%	25%	25%	25%

(1)	Bonuses for Ms. Broader and Ms. Crowley were prorated based on the commencement date of their employment.

Provided that the EBITDA threshold is met, individual performance accounts for up to 25% of target bonus for each of the Named Executive Officers.  Each officer is evaluated annually based upon competencies and pre-established individual objectives.  Performance against these measures is determined by the Compensation Committee on a scaled rating of Exceeds Expectations, Solid Performance or Mixed Performance.  No specified weighting is given to each measure and considerable discretion resides with the Compensation Committee in its evaluation of personal performances.

In March 2009, the Compensation Committee reviewed the Company’s financial results as applicable to the pre-established fiscal 2008 annual bonus opportunities for the Named Executive Officers.  As described previously, the financial objective of Company performance that was applicable to all the named executive officers was EBITDA, less an inventory charge.  For fiscal 2008, the EBITDA-adjusted goal for target-level bonuses was $488.7 million and the threshold set by the Compensation Committee and approved by the Board at the beginning of the year was $452.7 million, which represented approximately 94% of target.  For the fiscal year, the Company did not achieve its EBITDA threshold.  As a result, with the exception of guaranteed bonuses of $255,208 and $110,000 awarded to Ms. Broader and Mr. Aitken respectively, no bonuses were paid to the Named Executive Officers for fiscal 2008.  Such guaranteed bonuses are listed in the Summary Compensation Table under the heading “Bonus.”

Long-Term Equity-Based Compensation

On February 15, 2007, our Board and stockholders approved the Michaels Stores, Inc. 2006 Equity Incentive Plan, as well as certain specific grants under the plan to key employees.  In addition, the stockholders granted the Board authority to make plan grants to other eligible participants in the future.  The plan has been established to advance the interests of Michaels and its affiliates by providing for the grant of equity-based awards to eligible participants (key employees and directors of, and consultants and advisors to, Michaels or its affiliates).  Awards under the plan are intended to align the long-term incentives of our executives and stockholders.  Grants are awarded when an executive is hired and are adjusted for subsequent promotions.

Each option is divided into six tranches with escalating exercise prices.  Grants are made at or above fair market value.  Currently, the lowest exercise price is $15.00 per share, which was determined by the Board to be the fair market value per share of our Common Stock on the date that the 2006 Equity Incentive Plan was adopted and continues to be at or above fair market value.  Each tranche vests 20% on each of the first through fifth anniversaries of the grant date and all unvested options vest immediately upon a change of control, as defined in the Amended and Restated Stockholders Agreement dated February 16, 2007 among Michaels and its stockholders.    The amounts of awards were based on each Named Executive Officer’s position at Michaels and the total target compensation packages deemed appropriate for such positions.  The Compensation Committee and the Board felt these awards were reasonable and consistent with the nature of the individuals’ responsibilities and satisfied the goals of competitive compensation and the retention of key executive officers.  The tranche structure of the option awards, with increasing exercise prices in each tranche, is designed to incentivize long-term performance by tying the value of the options to long-term increases in the value of our Common Stock.

Ms. Broader and Ms. Crowley were hired, and Mr. Aitken was promoted to an Executive Vice President, during fiscal 2008.  As a result, the following options were granted to Named Executive Officers in fiscal year 2008:

	Number of Shares of Common Stock Underlying Stock Options
Name	Total Shares	Tranche 1 (Exercise Price $15.00 Per Share)	Tranche 2 (Exercise Price $22.50 Per Share)	Tranche 3 (Exercise Price $30.00 Per Share)	Tranche 4 (Exercise Price $37.50 Per Share)	Tranche 5 (Exercise Price $45.00 Per Share)	Tranche 6 (Exercise Price $52.50 Per Share)
Shelley G. Broader	567,648	189,216	189,216	47,304	47,304	47,304	47,304
Elaine D. Crowley	454,192	151,398	151,398	37,849	37,849	37,849	37,849
Stuart W. Aitken	170,320	56,774	56,774	14,193	14,193	14,193	14,193

Ms. Broader was also granted a restricted stock award pursuant to the 2006 Equity Incentive Plan in fiscal 2008.  The restricted stock award covers 54,134 shares with 20% vesting on each of the first five anniversaries from June 23, 2008 (vesting would accelerate in the event of Ms. Broader’s death or disability).  In the judgment of the Compensation Committee and the Board, the restricted stock award was appropriate for Ms. Broader’s position and was instrumental to the Company’s successful recruiting of Ms. Broader as President and Chief Operating Officer.

Other Benefits and Perquisites

Our Named Executive Officers also receive certain other benefits and perquisites.  During fiscal 2008, these benefits included annual matching contributions to executive officers’ 401(k) accounts and variable universal life plan accounts, the payment of life insurance premiums, Company-paid medical benefits and, in some cases, reimbursement for income taxes on taxable benefits.  Effective March 1, 2009, the Company suspended the variable universal life plan account match for its highly compensated employees.  Our Chief Executive Officer and President and Chief Operating Officer and former President and Chief Financial Officer, were also entitled to the use of Company-owned or leased automobiles.    The Compensation Committee and the Board believe these benefits and perquisites are reasonable and consistent with the nature of the individual’s responsibilities, provide a competitive level of total compensation to our executives and serve as an important element in retaining those individuals.  The cost to Michaels of these benefits to the Named Executive Officers is set forth in the Summary Compensation Table under the column “All Other Compensation” and detail about each element is set forth in the table presented in footnote 3 to the Summary Compensation Table.

Employment and Change in Control Severance Agreements

Mr. Cornell has an employment agreement with Michaels that was entered at the time of his appointment which includes certain severance benefits in the event of termination other than for cause or by Mr. Cornell for good reason, as such terms are defined in the agreement.  The specific terms of Mr. Cornell’s employment agreement are discussed following the Summary Compensation Table and also in the section entitled “Executive and Director Compensation — Potential Payments Upon Termination or Change in Control.”  On March 4, 2009, Mr. Cornell informed the Company that he would be resigning as the Chief Executive Officer.  Mr. Cornell’s resignation will be effective as of April 2, 2009.  The benefits payable to him pursuant to his employment agreement may be found in the sections entitled “Cornell Employment Agreement” and “Executive and Director Compensation — Potential Payments Upon a Change in Control.”

On April 26, 2006, to encourage the then Named Executive Officers and other members of management to remain with Michaels during the strategic alternatives process that led to the completion of the Merger on October 31, 2006, the Board approved change in control severance agreements with Messrs. Boyer, DeCaro, Bazzone and Kanter.  A more detailed description of these agreements may be found in the section entitled “Executive and Director Compensation — Potential Payments Upon a Change in Control.”  The protection period under our Change in Control Agreements ended on October 31, 2008.

Mr. Boyer was separated from the Company on April 4, 2008, and his change in control benefits were triggered.  Pursuant to his agreement, Mr. Boyer was paid: (i) three times the sum of his annual base salary plus the greater of his average annual bonus or target bonus; (ii) his prorated target annual bonus for fiscal 2008; (iii) three years of continued welfare benefits and fringe benefits for Mr. Boyer, subject to certain limitations and restrictions; (iv) a credit representing three years of participation in the Company’s savings and retirement plans; and (v) outplacement counseling not to exceed $50,000.  Mr. Boyer executed a Separation Agreement and Release, which included, in addition to a release of all claims against the Company, a forfeiture of all outstanding stock options and a confidentiality, non-solicitation and non-interference agreement.  The actual amounts paid to Mr. Boyer are set forth in the section entitled “Executive and Director Compensation — Potential Payments Upon a Change in Control,” and are reflected in the Summary Compensation Table under the heading “All Other Compensation.”

Messrs. Bazzone and Kanter were also separated from the Company on May 25, 2008 and July 2, 2008, respectively, and their change in control benefits were triggered.  Pursuant to their agreements, each of Messrs. Bazzone and Kanter were paid: (i) two times the sum of their annual base salary plus the greater of their average annual bonus or target bonus; (ii) their prorated target annual bonus for fiscal 2008; (iii) two years of continued welfare benefits and fringe benefits for themselves and their spouses and dependants, subject to certain limitations and restrictions; (iv) a credit representing two years of participation in the Company’s savings and retirement plans; and (v) outplacement counseling not to exceed $50,000.  Each of Messrs. Bazzone and Kanter executed a Separation Agreement and Release, which included, in addition to a release of all claims against the Company, a forfeiture of all outstanding stock options and a confidentiality, non-solicitation and non-interference agreement.  The actual amounts paid to Messrs. Bazzone and Kanter are set forth in the section entitled “Executive and Director Compensation — Potential Payments Upon a Change in Control,” and are reflected in the Summary Compensation Table under the heading “All Other Compensation.”

In April 2008, the Board approved the Company’s Officer Severance Pay Plan (the “OSPP”), which was amended in July 2008.  The OSPP was established by the Company to provide certain severance benefits, subject to the terms and conditions of the OSPP, to designated officers (those with a position of Vice President or above, or an equivalent title as approved by the Compensation Committee, and excluding the Chief Executive Officer) in the event that their employment is permanently terminated as a result of a “Qualifying Termination” (as defined in the OSPP and described below).  A more detailed description of the OSPP may be found in the section entitled “Executive and Director Compensation — Potential Payments Upon a Change in Control.”   None of the Named Executive Officers received a payment under the OSPP during fiscal 2008.

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

THE COMPENSATION COMMITTEE

Michael S. Chae

Matthew S. Levin

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

According to SEC rules, the Summary Compensation Table shall include each of the following: (i) all individuals serving as principal executive officer or acting in a similar capacity during the last completed fiscal year; (ii) all individuals serving as principal financial officer or acting in a similar capacity during the last completed fiscal year; (iii) the three most highly compensated executive officers other than the principal executive officer and principal financial officer who were serving as executive officers at the end of the last completed fiscal year; and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year.  The following table summarizes the compensation for the fiscal years indicated paid to or earned by the following persons who were previously defined as Named Executive Officers:  Brian C. Cornell (who served as principal executive officer), Elaine D. Crowley (who, beginning on August 18, 2008, served as principal financial officer), Jeffrey N. Boyer (who served as principal financial officer during a portion of the year), Lisa K. Klinger (who served as interim principal financial officer during a portion of the year), Shelley G. Broader, Stuart W. Aitken and Thomas C. DeCaro (the three other most highly compensated individuals who were serving as executive officers at the end of fiscal 2008), and Thomas M. Bazzone and Harvey S. Kanter (who would have been among the three most highly compensated executive officers other than the principal executive officer and principal financial officer if they had they been executive officers at the end of the fiscal year).

		Salary	Bonus		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Name and Principal Position	Year	($)	($)		($) (1)	($) (1)	($) (2)	($) (3)	($)
Brian C. Cornell,	2008	1,000,000	—		999,998	2,039,825	—	130,397	4,170,220
Chief Executive Officer (4)	2007	607,692	2,500,000		749,998	1,330,320	538,533	92,341	5,818,884

Shelley G. Broader	2008	372,596	755,208	(6)	121,802	390,320	—	395,734	2,035,660
President and Chief Operating
Officer (5)

Elaine D. Crowley	2008	132,692	150,000	(8)	—	199,257	—	117,039	598,988
Executive Vice President
— Chief Financial Officer (7)

Stuart W. Aitken	2008	310,385	110,000	(9)	—	317,585	—	189,265	927,235
Executive Vice President
— Chief Marketing Officer

Thomas C. DeCaro,	2008	346,416	—		—	349,577	—	70,661	766,654
Executive Vice President	2007	335,075	—		—	349,577	131,852	187,266	1,003,770
— Supply Chain	2006	275,731	—		—	256,295	151,250	452,220	1,135,496

Jeffrey N. Boyer,	2008	157,752	—		—	—	N/A	5,026,010	5,183,762
Former President and	2007	625,000	—		—	1,179,825	244,063	205,968	2,254,856
Chief Financial Officer (10)	2006	499,039	—		—	329,288	480,208	709,889	2,018,424

Thomas M. Bazzone,	2008	190,426	—		—	—	N/A	1,860,961	2,051,387
Former Executive Vice President	2007	361,550	—		—	349,577	63,741	213,278	988,146
— Specialty Businesses (11)	2006	339,346	35,292		—	422,578	157,198	952,210	1,906,624

Harvey S. Kanter,	2008	163,947	—		—	—	N/A	1,347,825	1,511,772
Former Executive Vice President	2007	370,052	—		—	349,577	93,031	215,828	1,028,488
— Managing Director (12)	2006	330,529	—		—	317,108	188,573	534,492	1,370,702

Lisa K. Klinger	2008	269,481	—		—	218,487	—	57,137	545,105
Former Senior Vice President
— Finance and Treasurer (13)

(1)   Amounts set forth in the Stock Awards and Option Awards columns represent the aggregate amount recognized for financial statement reporting purposes with respect to the Named Executive Officers for the fiscal year indicated, disregarding the estimate of forfeitures related to service-based vesting conditions, but otherwise computed in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No 123(R), “Share-Based Payment” (“SFAS 123(R)”), based on the assumptions set forth in Note 8 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

(2)   As discussed in further detail in the preceding section “Compensation Discussion and Analysis — Compensation Elements — Annual Bonuses”, only guaranteed bonuses were payable pursuant to the Bonus Plan for fiscal year 2008, and such guaranteed amounts are set forth under the “Bonus” column.

(3)   The table below reflects the fiscal 2008 components of this column.

	Brian C. Cornell	Shelley G. Broader	Elaine D. Crowley	Stuart W. Aitken	Thomas C. DeCaro	Jeffrey N. Boyer		Thomas M. Bazzone		Harvey S. Kanter		Lisa K. Klinger
Medical Benefits ($)	45,095	27,927	19,948	45,095	45,095	3,263		14,600		12,160		45,407
Insurance Premiums ($)	3,122	1,275	1,263	1,897	3,924	2,337		1,436		1,826		1,796
Company Contributions to 401(k) and Group Universal Life Plan ($)	40,416	—	—	2,759	14,291	3,517		14,418		14,854		6,862
Change in Control and Severance Payments ($) (a)	—	—	—	—	—	5,005,351	(b)	1,823,557	(c)	1,311,784	(d)	—
Tax Reimbursement ($) (e)	22,001	233,473	95,570	29,987	7,093	1,112		6,950		7,201		2,814
Relocation ($)	300	127,860	—	109,269	—	—		—		—		—
Auto ($)	19,463	4,941	—	—	—	10,430		—		—		—
Other ($) (f)	—	258	258	258	258	—		—		—		258
Total Other	130,397	395,734	117,039	189,265	70,661	5,026,010		1,860,961		1,347,825		57,137

(a)   The amounts in this row reflect the dollar amounts received by the Named Executive Officers pursuant to Change in Control Agreements entered into in April 2006, which were triggered by the Merger and such executive’s subsequent departure from the Company.

(b)   In connection with Mr. Boyer’s separation, he received (A) change in control cash payments totaling $3,343,362, including his prorated 2008 target bonus of $76,173; (B) a company-owned vehicle valued at $79,200, and $3,500 for the remaining value owed to Mr. Boyer pursuant to Company’s Policy Regarding Company Cars; (C) continuation of health and welfare benefits and payments of $12,972; (D) a payment of $100,301 representing contributions to retirement plans calculated as 3% of the change in control cash payments; (E) office equipment valued at $700; (F) cost attributable to miscellaneous gifts by Mr. Boyer paid for by the Company of $390; and (G) tax reimbursements totaling $1,464,926.

(c)   In connection with Mr. Bazzone’s separation, he received (A) change in control cash payments totaling $1,200,016, including his prorated 2008 target bonus of $77,404; (B)  continuation of health and welfare benefits and payments of $31,135; (C) a payment of $36,000 representing contributions to retirement plans calculated as 3% of the change in control cash payments; (D) $25,000 in outplacement services; (E) office equipment valued at $700; and (F) tax reimbursements totaling $530,706.

(d)   In connection with Mr. Kanter’s separation, he received (A) change in control cash payments totaling $1,202,459, including his prorated 2008 target bonus of $59,000; (B) continuation of health and welfare benefits and payments of $33,185; (C) a payment of $36,074 representing contributions to retirement plans calculated as 3% of the change in control cash payments; (D) $25,000 in outplacement services; (E) $8,875 in legal expenses; (F) office equipment valued at $700; and (G) tax reimbursements totaling $5,491.

(e)   Reimbursement of income taxes is related to signing bonus, relocation, legal expenses, executive gifts, long-term disability insurance premiums and Company matching contributions under the Group Universal Life Plan.  Messrs. Boyer, Bazzone and Kanter’s tax reimbursement related to their change in control and severance is included under “Change in Control and Severance Payments,” as specified in notes (b), (c) and (d) above.

(f)   The amounts in this column reflect for Ms. Broader, Ms. Crowley, Mr. Aitken, Mr. DeCaro and Ms. Klinger the cost attributable to executive gifts.

(4)	Mr. Cornell became our Chief Executive Officer on June 4, 2007, and his compensation for fiscal 2007 reflects a partial fiscal year.

(5)	Ms. Broader became our President and Chief Operating Officer on June 23, 2008, and her compensation reflects a partial fiscal year.

(6)	Represents signing bonus of $500,000 and guaranteed fiscal year 2008 bonus of $255,208 provided to Ms. Broader pursuant to her offer letter.

(7)	Ms. Crowley became our Executive Vice President-Chief Financial Officer on August 18, 2008, and her compensation reflects a partial fiscal year.

(8)	Represents signing bonus provided to Ms. Crowley pursuant to her offer letter.

(9)	Represents guaranteed fiscal year 2008 bonus provided to Mr. Aitken.

(10)	Mr. Boyer served as President and Chief Financial Officer until April 4, 2008 when he separated from the Company.

(11)	Mr. Bazzone served as Executive Vice President-Specialty Business until July 2, 2008 when he separated from the Company.

(12)	Mr. Kanter served as Executive Vice President-Managing Director until May 25, 2008 when he separated from the Company.

(13)

Ms. Klinger served as Interim Chief Financial Officer from April 5, 2008 to August 17, 2008. She continued to serve as Senior Vice President-Finance and Treasurer until February 20, 2009 when she separated from the Company.

Grants of Plan-Based Awards for Fiscal 2008

The following table sets forth the plan-based awards granted to Named Executive Officers pursuant to Company plans during fiscal 2008.

Grants of Plan-Based Awards (1)

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards (2)			All Other Stock Awards: Number Shares of	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name and Principal Position	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Stock (#)	Options (#)	Awards ($/Sh)(3)	Awards ($)(4)
Brian C. Cornell,
Chief Executive Officer	N/A	350,000	1,000,000	2,000,000

Shelley G. Broader,
President and Chief Operating Officer (5)	N/A	89,323	255,208	510,417
	7/28/2008				54,134			812,010
	7/28/2008					189,216	15.00	1,191,153
	7/28/2008					189,216	22.50	828,198
	7/28/2008					47,304	30.00	169,538
	7/28/2008					47,304	37.50	149,008
	7/28/2008					47,304	45.00	135,857
	7/28/2008					47,304	52.50	128,383

Elaine D. Crowley,
Executive Vice President
— Chief Financial Officer (6)	N/A	21,875	62,500	125,000
	9/12/2008					151,398	15.00	926,541
	9/12/2008					151,398	22.50	632,238
	9/12/2008					37,849	30.00	126,870
	9/12/2008					37,849	37.50	111,541
	9/12/2008					37,849	45.00	101,133
	9/12/2008					37,849	52.50	94,244

Stuart W. Aitken,
Executive Vice President
— Chief Marketing Officer (7)	N/A	56,875	162,500	325,000
	6/4/2008					56,774	15.00	298,654
	6/4/2008					56,774	22.50	177,362
	6/4/2008					14,193	30.00	32,474
	6/4/2008					14,193	37.50	25,902
	6/4/2008					14,193	45.00	22,070
	6/4/2008					14,193	52.50	19,217

Thomas C. DeCaro,
Executive Vice President
— Supply Chain	N/A	60,984	174,239	348,478

Jeffrey N. Boyer,
Former President and Chief Financial Officer	N/A	26,661	76,173	152,346

Thomas M. Bazzone,
Former Executive Vice President
— Specialty Businesses	N/A	27,091	77,404	154,808

Harvey S. Kanter,
Former Executive Vice President
— Managing Director	N/A	20,650	59,000	118,001

Lisa K. Klinger
Former Senior Vice President
— Finance and Treasurer	N/A	37,800	108,000	216,000

(1)	All equity awards noted below were granted under the 2006 Equity Incentive Plan.

(2)

The threshold, target and maximum amounts in these columns have been provided in accordance with Item 402(d) of Regulation S-K and show the range of payouts targeted for fiscal 2008 for performance under the Bonus Plan as discussed in further detail in “Compensation Discussion and Analysis — Compensation Elements — Annual Bonuses.” For Ms. Broader, Ms. Crowley, Mr. Boyer, Mr. Bazzone and Mr. Kanter, these amounts reflect pro rated values for the partial year each executive was employed. Only guaranteed bonuses are payable pursuant to the Bonus Plan for fiscal year 2008 which have been previously approved and are expected to be paid in April 2009, as reflected in the Summary Compensation Table in the column entitled “Bonus.”

(3)

All grants of stock options under the 2006 Equity Incentive Plan have an exercise price equal to or greater than the fair market value of our Common Stock on the date of grant. Because the Company is a privately-held company and there is no market for our Common Stock, the fair market value of our Common Stock is determined by our Board of Directors based on available information that is material to the value of our Common Stock, including the value of the Company immediately prior to the Merger, subsequent third party valuation reports, the principal amount of the Company’s indebtedness, the Company’s actual and projected financial results, and fluctuations in the market value of publicly-traded companies in the retail industry.

(4)	The amounts in this column represent the fair value of the award on the date of the grant as calculated in accordance with SFAS No. 123(R).

(5)

Stock options were granted to Ms. Broader on July 28, 2008, and vest at the rate of 20% per year on each of the first through fifth anniversaries of June 23, 2008, or earlier upon a change in control (as defined in the Stockholders Agreement). Ms. Broader’s restricted stock awards vest 20% on June 23, 2009, June 23, 2010, June 23, 2011, June 23, 2012, and June 23, 2013.

(6)

Stock options were granted to Ms. Crowley on September 12, 2008, and vest at the rate of 20% per year on each of the first through fifth anniversaries of September 12, 2008, or earlier upon a change in control (as defined in the Stockholders Agreement).

(7)

Stock options were granted to Mr. Aitken June 4, 2008, and vest at the rate of 20% per year on each of the first through fifth anniversaries of June 4, 2008, or earlier upon a change in control (as defined in the Stockholders Agreement).

Cornell Employment Agreement

The compensation for Brian C. Cornell described in the Summary Compensation Table and the Grants of Plan-Based Awards Table above, were in accordance with the terms of his employment agreement with Michaels, pursuant to which he serves as Chief Executive Officer of Michaels.  The agreement became effective June 4, 2007.  The agreement provides for an annual base salary of $1,000,000.  Mr. Cornell was eligible for an annual bonus for each completed fiscal year during his employment, with a target amount of 100% of his base salary and a maximum bonus potential of 200% of his base salary, based on performance targets established by the Board, with the actual amount of any bonus being in the sole discretion of the Board.  As an inducement to enter into the employment agreement, in connection with the commencement of his employment Mr. Cornell was paid a signing bonus of $2,500,000 and granted 133,333 shares of restricted stock.  In addition, in connection with the commencement of his employment Mr. Cornell was granted an option to purchase 2,270,966 shares of Common Stock.  For a more detailed description of the restricted stock and options grants, see the Outstanding Equity Awards at Fiscal Year-End table below.  Mr. Cornell was also entitled to participate in benefit plans standard for Michaels’ senior executive officers, including life insurance plans.

On March 4, 2009, Mr. Cornell informed the Company that he would be resigning as Chief Executive Officer.  Mr. Cornell’s employment agreement states that he is required to give the Company 60 days prior written notice of resignation and the Board may, at its election, choose to waive Mr. Cornell’s notice obligation but is still required to pay him for the applicable notice period.  The Board waived a portion of the notice period and Mr. Cornell’s resignation shall be effective April 2, 2009 and he will be paid only through that date.  Any restricted shares or stock options held by Mr. Cornell that are unvested as of the effective date of his resignation, will be cancelled pursuant to the terms of the 2006 Equity Incentive Plan and Mr. Cornell’s restricted stock and option agreements.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)
Brian C. Cornell
Chief Executive Officer (1)					66,666	284,664
	151,398	605,591	15.00	6/3/2015
	151,398	605,591	22.50	6/3/2015
	37,849	151,398	30.00	6/3/2015
	37,849	151,398	37.50	6/3/2015
	37,849	151,398	45.00	6/3/2015
	37,849	151,398	52.50	6/3/2015

Shelley G. Broader
President and Chief					54,134	231,152
Operating Officer (2)	—	189,216	15.00	7/27/2016
	—	189,216	22.50	7/27/2016
	—	47,304	30.00	7/27/2016
	—	47,304	37.50	7/27/2016
	—	47,304	45.00	7/27/2016
	—	47,304	52.50	7/27/2016

Elaine D. Crowley
Executive Vice President					N/A	N/A
— Chief Financial Officer (3)	—	151,398	15.00	9/11/2016
	—	151,398	22.50	9/11/2016
	—	37,849	30.00	9/11/2016
	—	37,849	37.50	9/11/2016
	—	37,849	45.00	9/11/2016
	—	37,849	52.50	9/11/2016

Stuart W. Aitken
Executive Vice President					N/A	N/A
— Chief Marketing Officer (4)	—	56,774	15.00	6/3/2016
	—	56,774	22.50	6/3/2016
	—	14,193	30.00	6/3/2016
	—	14,193	37.50	6/3/2016
	—	14,193	45.00	6/3/2016
	—	14,193	52.50	6/3/2016

	18,925	75,699	15.00	12/17/2015
	18,925	75,699	22.50	12/17/2015
	4,731	18,925	30.00	12/17/2015
	4,731	18,925	37.50	12/17/2015
	4,731	18,925	45.00	12/17/2015
	4,731	18,925	52.50	12/17/2015

Thomas C. DeCaro,
Executive Vice President					N/A	N/A
— Supply Chain (5)	30,280	121,118	15.00	2/15/2015
	30,280	121,118	22.50	2/15/2015
	7,570	30,279	30.00	2/15/2015
	7,570	30,279	37.50	2/15/2015
	7,570	30,279	45.00	2/15/2015
	7,570	30,279	52.50	2/15/2015

Jeffrey N. Boyer,
Former President and Chief
Financial Officer (6)	N/A	N/A	N/A	N/A	N/A	N/A

Thomas M. Bazzone,
Former Executive Vice President
— Specialty Businesses (7)	N/A	N/A	N/A	N/A	N/A	N/A

Harvey S. Kanter,
Former Executive Vice President
— Managing Director (8)	N/A	N/A	N/A	N/A	N/A	N/A

Lisa K. Klinger
Former Senior Vice President
— Finance and Treasurer (9)					N/A	N/A
	18,925	75,699	15.00	2/15/2015
	18,925	75,699	22.50	2/15/2015
	4,731	18,925	30.00	2/15/2015
	4,731	18,925	37.50	2/15/2015
	4,731	18,925	45.00	2/15/2015
	4,731	18,925	52.50	2/15/2015

(1)

Stock options were granted to Mr. Cornell on June 4, 2007, and vest at the rate of 20% per year on each of the first through fifth anniversaries of February 16, 2007, or earlier upon a change in control (as defined in the Stockholders Agreement). Mr. Cornell’s restricted stock award vested as to 50% of the shares on June 4, 2008 and the remaining 50% of the shares are scheduled to vest on June 4, 2009. On March 4, 2009, Mr. Cornell informed the Company that he would be resigning as Chief Executive Officer effective April 2, 2009. Any restricted shares or stock options held by Mr. Cornell that are unvested as of the effective date of his resignation, will be cancelled pursuant to the terms of the 2006 Equity Incentive Plan and Mr. Cornell’s restricted stock and option agreements.

(2)

Stock options were granted to Ms. Broader on July 28, 2008, and vest at the rate of 20% per year on each of the first through fifth anniversaries of June 23, 2008, or earlier upon a change in control (as defined in the Stockholders Agreement). Ms. Broader’s restricted stock award vests 20% on June 23, 2009, June 23, 2010, June 23, 2011, June 23, 2012, and June 23, 2013.

(3)

Stock options were granted to Ms. Crowley on September 12, 2008, and vest at the rate of 20% per year on each of the first through fifth anniversaries of September 12, 2008, or earlier upon a change in control (as defined in the Stockholders Agreement).

(4)

Stock options were granted to Mr. Aitken on December 18, 2007 and June 4, 2008, and vest at the rate of 20% per year on each of the first through fifth anniversaries of December 18, 2007 and June 4, 2008, respectively, or earlier upon a change in control (as defined in the Stockholders Agreement).

(5)

Stock options were granted to Mr. DeCaro on February 16, 2007, and vest at the rate of 20% per year on each of the first through fifth anniversaries of February 16, 2007, or earlier upon a change in control (as defined in the Stockholders Agreement).

(6)	Mr. Boyer separated from the Company on April 4, 2008, and all options previously granted to him were cancelled.

(7)	Mr. Bazzone separated from the Company on July 2, 2008, and all options previously granted to him were cancelled.

(8)	Mr. Kanter separated from the Company on May 25, 2008, and all options previously granted to him were cancelled.

(9)

Stock options were granted to Ms. Klinger on February 16, 2007, and vest at the rate of 20% per year on each of the first through fifth anniversaries of February 16, 2007, respectively, or earlier upon a change in control (as defined in the Stockholders Agreement). Ms. Klinger separated from the Company on February 20, 2009 and has until 60 days from such date to exercise 113,549 options that were vested as of February 20, 2009.

Option Exercises and Stock Vested for Fiscal 2008

The following table shows the number of stock awards held by our named executive officers that vested during fiscal year 2008.   No stock options were exercised during fiscal year 2008.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Brian C. Cornell
Chief Executive Officer	—	—	66,667	1,000,005	(1)

Shelley G. Broader
President and Chief Operating Officer	—	—	—	—

Elaine D. Crowley
Executive Vice President
— Chief Financial Officer	—	—	—	—

Stuart W. Aitken
Executive Vice President
— Chief Marketing Officer	—	—	—	—

Thomas C. DeCaro,
Executive Vice President
— Supply Chain	—	—	—	—

Jeffrey N. Boyer,
Former President and Chief Financial Officer	—	—	—	—

Thomas M. Bazzone,
Former Executive Vice President
— Specialty Businesses	—	—	—	—

Harvey S. Kanter,
Former Executive Vice President
— Managing Director	—	—	—	—

Lisa K. Klinger
Former Senior Vice President
— Finance and Treasurer	—	—	—	—

(1)        The shares were valued on the June 4, 2008 vesting date for Mr. Cornell’s restricted shares.

Pension Benefits

The Company has no pension plans.

Nonqualified Deferred Compensation for Fiscal 2008

The Company has no nonqualified deferred compensation plans.

Potential Payments Upon Termination Or Change In Control

The rights to payments upon termination or change in control of each of the Named Executive Officers is governed by agreements between such officer and the Company.  Mr. Cornell’s employment contract, which commenced June 4, 2007, specifies certain benefits that are payable to him in the event of termination.  Mr. DeCaro, Executive Vice President — Supply Chain, as well as Messrs. Boyer, Bazzone and Kanter (each of whom separated from the Company during the first half of fiscal 2008), were parties to Change in Control Agreements entered into on April 26, 2006, which specified benefits upon termination on or prior to October 31, 2008 (the second anniversary of the Merger).  Ms. Broader, Ms. Crowley, Mr. Aitken, Mr. DeCaro and Ms. Klinger, participate in the OSPP, adopted by the Board in April 2008 and amended in July 2008.

Rights and Potential Payments on Termination for Cause, Death, Disability and Voluntary Resignation

Cause. Each of the respective agreements and the OSPP provides that no payments or benefits are due to the Named Executive Officer in the event of a termination for cause except amounts accrued and payable to such executive through the termination date.

Death.  In the event that a termination results from the death of an officer, each Named Executive Officer is provided a life insurance policy by the Company with a $1 million benefit, which would be payable to the officer’s beneficiaries.  Under the Stockholders Agreement, upon any termination of a Named Executive Officer’s employment by reason of the executive’s death, the executive’s estate has the option to sell to the Company all or any portion of the vested shares of the Common Stock owned by the Named Executive Officer within 60 days after the date of termination, at the fair market value of the shares as of the date they are repurchased. In addition, Mr. Cornell’s unvested restricted stock and Ms. Broader’s unvested restricted stock would vest, and had estimated values of $284,664 and $231,152, respectively, as of the last day of fiscal 2008.

Disability. In the event a Named Executive Officer becomes disabled, which causes his or her termination, the Company provides an executive long-term disability policy for the benefit of such executives which would provide disability benefits after 90 days in the amount of 67% of monthly compensation up to $20,000 per month.  This benefit generally continues until the disability is resolved or age 65.  Mr. Cornell’s employment agreement further provides that he would be paid his full salary for the 90 days prior to the commencement of disability benefits, which equates to $246,575 (based on his fiscal 2008 base salary).  Under the Stockholders Agreement, upon any termination of a Named Executive Officer’s employment by reason of the executive’s disability, the executive has the option to sell to the Company all or any portion of the vested shares of the Common Stock owned by the Named Executive Officer within 60 days after the date of termination, at the fair market value of the shares as of the date they are repurchased. In addition, Mr. Cornell’s unvested restricted stock and Ms. Broader’s unvested restricted stock would vest and had estimated values of $284,664 and $231,152, respectively, as of the last day of fiscal 2008.

Voluntary Resignation.  In the event of a voluntary resignation of any of the Named Executive Officers, there are no payments or benefits that continue beyond what is accrued and payable through the termination date.  Mr. Cornell’s agreement states that he is required to give the Company 60 days prior written notice of resignation and the Board may, at its election, choose to waive Mr. Cornell’s notice obligation but is still required to pay him for the applicable notice period.  In connection with Mr. Cornell’s notice of resignation on March 4, 2009, the Board waived a portion of the notice period and Mr. Cornell’s resignation is to be effective April 2, 2009.  Due to his voluntary resignation, Mr. Cornell will be paid his normal base salary through the effective date of his resignation and will be provided normal benefits through the effective date of his resignation.

Rights and Potential Payments Upon a Change in Control or Termination Without Cause or With Good Reason

Change in Control Agreements

Prior to the Merger, Michaels entered into Change in Control Agreements with Messrs. Boyer, Bazzone, DeCaro, and Kanter on April 26, 2006.  Under the Change in Control Agreements, because a change in control (as defined in the Change in Control Agreements) occurred on October 31, 2006 as a result of the Merger, the executive became immediately entitled to the following benefits:

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

•                    two additional years (three additional years for our then co-Presidents) of service credit (or payment in lieu) for purposes of computing the executive’s accrued benefits under our Retirement Plans; and

•                    reimbursement for the cost of executive level outplacement services (subject to a $50,000 ceiling).

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

On October 31, 2008, the protection period under the Change in Control Agreements ended.  None of the current executive officers of the Company, including Mr. DeCaro, have any existing rights to severance payments under the Change in Control Agreements.  In fiscal year 2008, each of Messrs. Boyer, Bazzone and Kanter received severance payments under the Change in Control Agreements as a result of their separation from the Company prior to October 31, 2008.

Cornell Employment Agreement

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

In addition to an employment agreement, Mr. Cornell entered agreements providing for his restricted stock grant and his stock option grant.  These agreements provide that in the event of a change in control, Mr. Cornell’s restricted stock and stock options immediately vest.  However, had a change of control occurred on the last day of fiscal year 2008, although vested, the stock options would have had no value because the lowest exercise price of $15.00 per share was above the stock price as of such date.

Mr. Cornell is subject to confidentiality covenants.  In addition, Mr. Cornell is subject to non-competition and non-solicitations restrictions for a period of two years following resignation.  The employment agreement provides no change in control severance benefits.

On March 4, 2009, Mr. Cornell informed the Company that he would be resigning as Chief Executive Officer effective April 2, 2009.  Any restricted shares or stock options held by Mr. Cornell that are unvested as of the effective date of his resignation, will be cancelled pursuant to the terms of the 2006 Equity Incentive Plan and Mr. Cornell’s restricted stock and option agreements.  Due to his voluntary resignation, Mr. Cornell will be paid his normal base salary and will be provided normal benefits through the effective date of his resignation.

Officer Severance Pay Plan

In April 2008, the Board approved the OSPP, which was amended in July 2008.  The OSPP was established by the Company to provide certain severance benefits, subject to the terms and conditions of the OSPP, to designated officers (those with a position of Vice President or above, or an equivalent title as approved by the Compensation Committee, and excluding the Chief Executive

Officer) in the event that their employment is permanently terminated as a result of a “Qualifying Termination.”  For purposes of the OSPP, an executive is subject to a “Qualifying Termination” if:

•                    the executive is on active payroll or is on an approved leave of absence with a right to reinstatement at the time their employment terminates;

•                    the executive’s employment is terminated by the Company other than for “Cause” (which includes a failure to perform - or material negligence in the performance of - the executive’s duties, a material breach of a material agreement between the executive and the Company, fraud, embezzlement, theft, other dishonesty, the conviction of or plea of guilty or nolo contendere to a crime involving dishonesty of moral turpitude, breach of a fiduciary duty to the Company or violation of Company policy that inflicts damage to the Company) and other than a result of death or disability;

•                    the executive is not offered, nor has accepted, other employment with (1) an affiliate of the Company, (2) a successor of the Company, or (3) a purchaser of some or all of the assets of the Company: (a) in a position which the executive is qualified to perform regardless of whether the executive is subject to, among other things, a new job title, different reporting relationships or a modification of the executive’s duties and responsibilities; (b) that, when compared with the executive’s last position with the Company, provides a comparable base salary and bonus opportunity; and (c) there is no change in the executive’s principal place of employment to a location more than  35 miles from the executive’s principal place of employment immediately prior to the Qualifying Termination; and

•                    the executive continues employment until the termination date designated by the Company or such earlier date to which the Company agrees, and, during the period from the date the executive receives notice of termination until the termination date, the executive continues to perform to the reasonable satisfaction of the Company.

Executives subject to a Qualifying Termination are entitled to the following benefits:

•                    severance pay at the following levels: (i) for the position of Vice President with less than two years of service, six months of base salary continuation; (ii) for the position of Vice President with two or more years of service, twelve months of base salary continuation; (iii) for the position of Senior Vice President, Executive Vice President or President with less than two years of service, twelve months of base salary continuation; and (iv) for the position of Senior Vice President, Executive Vice President or President with two or more years of service, eighteen months of base salary continuation;

•                    a prorated target annual bonus for the year of termination; and

•                    the continuation of welfare and fringe benefits for the salary continuation period.

In order to obtain severance benefits under the OSPP, an executive must first execute a severance agreement and release with Michaels that includes a waiver and release of any and all claims against Michaels and a commitment that, for one year following termination, the executive will not solicit or hire any employee or distributor or vendor of Michaels or its subsidiaries and will not directly or indirectly compete with, or join an organization that directly or indirectly competes with, Michaels. Additionally, an executive officer will not be eligible for benefits under the OSPP if he or she is eligible for severance pay or other termination benefits (other than incidental perquisites such as continued use of a Company vehicle or an air travel allowance) under any other severance pay plan or under any employment agreement or other agreement with the Company or any of its affiliates.

Equity Plans

Each of the Named Executive Officers currently employed with the Company have entered into stock option agreements that provide for vesting upon a change in control.  Additionally, Ms. Broader has a restricted stock agreement that provides that her restricted stock shall vest upon a change in control.  However, had a change of control occurred on the last day of fiscal year 2008, although vested, the stock options would have had no value because the lowest exercise price of $15.00 per share was above the stock price as of such date.

Estimated Separation Payments

The table below reflects the amount of compensation payable under Mr. Cornell’s employment agreement (including his Stock Option Agreement and Restricted Stock Agreement) and under the OSPP described above to each of the Named Executive Officers other than Mr. Cornell as of the end of fiscal 2008 in the event of involuntary termination without cause or resignation for good reason.  The amounts shown, except for Messrs. Boyer, Bazzone and Kanter and Ms. Klinger, assume that such termination was effective as of the last day of the prior fiscal year, January 31, 2009.  For Messrs. Boyer, Bazzone and Kanter, the amounts shown are the actual amounts they were paid, or credited for, as a result of their separation from the Company during fiscal 2008.  For Ms. Klinger, the amounts shown are the actual amounts she was paid, or credited for, as a result of her separation on February 20, 2009, as well as amounts expected to be paid for continuing benefits during her 18 month severance period pursuant to the OSPP.  The actual amounts, or value, to be paid to the other Named Executive Officers can only be determined at the time of such executive’s separation from the Company.

	Executive Payments and Benefits upon Termination Without Cause or by Executive with Good Reason ($)
Brian C. Cornell (1)
Salary	2,000,000
Bonus	2,000,000
Restricted Stock	284,664
Retirement Benefits	—
Welfare Benefits	104,864	(2)
Automobile	40,946	(3)
Outplacement	—
Tax Reimbursements	—
Total	4,430,474

Shelley G. Broader
Salary	625,000
Bonus	268,493
Restricted Stock	231,152
Retirement Benefits	—
Welfare Benefits (4)	57,744
Automobile	—
Tax Reimbursements	—
Total	1,182,389

Elaine D. Crowley
Salary	300,000
Bonus	69,041
Retirement Benefits	—
Welfare Benefits (4)	57,587
Outplacement	—
Tax Reimbursements	—
Total	426,628

Stuart W. Aitken
Salary	325,000
Bonus	162,500
Retirement Benefits	—
Welfare Benefits (4)	57,655
Outplacement	—
Tax Reimbursements	—
Total	545,155

Thomas C. DeCaro
Salary	522,717
Bonus	174,239
Retirement Benefits	—
Welfare Benefits (4)	86,523
Outplacement	—
Tax Reimbursements	—
Total	783,479

Jeffrey N. Boyer
Salary	1,921,876
Bonus	1,421,486	(5)
Retirement Benefits (6)	100,301
Welfare Benefits (7)	14,062
Automobile	82,700	(8)
Outplacement	—
Tax Reimbursements	1,464,926
Total	5,005,351	(9)

Thomas M. Bazzone
Salary	748,408
Bonus	451,608	(10)
Retirement Benefits (6)	36,000
Welfare Benefits (7)	31,835
Outplacement	25,000
Tax Reimbursements	530,706
Total	1,823,557

Harvey S. Kanter
Salary	762,306
Bonus	440,153	(11)
Retirement Benefits (6)	36,074
Welfare Benefits (7)	42,760
Outplacement	25,000
Tax Reimbursements	5,491
Total	1,311,784	(12)

Lisa K. Klinger
Salary	405,000
Bonus	5,940	(13)
Retirement Benefits	—
Welfare Benefits (14)	86,529
Outplacement	—
Tax Reimbursements	—
Total	497,469

(1)

On March 4, 2009, Mr. Cornell informed the Company that he would be resigning as Chief Executive Officer effective April 2, 2009. Because his resignation will be a voluntary resignation other than for good reason, Mr. Cornell will not be eligible for the compensation set forth in the above table.

(2)	Represents estimated cost of two years of continued benefits, including medical, long-term disability, life insurance, and executive and spouse physicals.

(3)	Represents personal use of automobile for 24 months.

(4)

Represents the value of total fiscal 2008 medical, dental and vision actual costs plus a 15% trend factor of benefits for the number of years of severance for each of Ms. Broader, Ms. Crowley, Mr. Aitken and Mr. DeCaro, as applicable.

(5)	Includes $76,173 for prorated fiscal 2008 bonus.

(6)	Calculated as 3% of total payment of base salary and bonus payments for Company matching contribution to retirement plans.

(7)

Represents continued benefits, including medical, long-term disability, life insurance, and executive and spouse physicals, office equipment, reimbursement for legal expenses, and, in the case of Mr. Boyer, the cost attributable to miscellaneous gifts by Mr. Boyer paid for by the Company. For a further description of these benefits see footnote 3 to the Summary Compensation Table.

(8)	Represents a company-owned vehicle valued at $79,200 and $3,500 for the remaining value owed to Mr. Boyer pursuant to Company’s Policy Regarding Company Cars.

(9)	Excludes $1,000,000 that the Company paid to Mr. Boyer to acquire shares of his Common Stock (see “Share Repurchase Rights” below).

(10)	Includes $77,404 for prorated fiscal 2008 bonus.

(11)	Includes $59,000 for prorated fiscal 2008 bonus.

(12)	Excludes $300,000 that the Company paid to Mr. Kanter to acquire shares of his Common Stock (see “Share Repurchase Rights” below).

(13)	Represents $5,940 for prorated fiscal 2009 bonus pursuant to the OSPP.

(14)

Represents $1,200 paid to Ms. Klinger for welfare benefits on the termination date and $85,059 for the value of total fiscal 2008 medical, dental and vision actual costs plus a 15% trend factor of benefits expected to be paid during her 18 month severance period pursuant to the OSPP.

Share Repurchase Rights

Under the Stockholders Agreement, upon any termination of a Named Executive Officer’s employment by reason of the executive’s death or disability, the executive or his/her estate has the option to sell to the Company all or any portion of the vested shares of the Common Stock owned by the Named Executive Officer within 60 days after the date of termination, at the fair market value of the shares as of the date they are repurchased.

Upon termination of a Named Executive Officer’s employment for any reason, the Company has the option to purchase all or any portion of the executive’s shares that were originally purchased from the Company, at the fair market value of the shares.  If the Company elects to purchase the executive’s shares, it must deliver notice to the executive no later than 240 days after (but not before the date that is one day after the six-month anniversary of) the later of (i) the date of termination or (ii) the exercise of any option originally granted to the executive or the date upon which any unvested shares granted to the executive become vested shares.  With respect to those shares issued to a Named Executive Officer directly or indirectly pursuant to an incentive plan, the Company may purchase all or any portion of the executive’s shares at the fair market value of the shares (upon delivery of the notice as described in the immediately preceding sentence), if the executive’s employment is terminated due to death, disability, by the Company without cause or by the executive for good reason (or in circumstances in which the Company would have no grounds to terminate the executive for cause). If the Named Executive Officer’s employment is terminated by the Company for cause, the Company may purchase all or any portion of the executive’s shares at the lesser of the cost or the fair market value of the shares

Assuming a repurchase of the shares on the last day of fiscal 2008, the Named Executive Officers (or their estates) would have received the following amounts for their shares: Brian C. Cornell, $1,138,668; Shelley G. Broader, $231,152; Elaine D. Crowley, $0; Stuart W. Aitken, $0; Thomas C. DeCaro, $113,868; Jeffrey N. Boyer, $1,000,000, which is the actual amount he was paid for his shares upon separation from the Company on April 4, 2008; Thomas M. Bazzone, $0; Harvey S. Kanter, $300,000, which is the actual amount he was paid for his shares upon separation from the Company on May 25, 2008; and Lisa K. Klinger, $22,776.

Director Compensation for Fiscal 2008

The current directors are not paid any fees for services as directors and they do not receive reimbursement for their expenses.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL STOCKHOLDERS AND MANAGEMENT OWNERSHIP

The following table presents information regarding the number of shares of Michaels Common Stock beneficially owned as of March 30, 2009 (unless otherwise indicated) by each of Michaels’ directors and the Named Executive Officers (as defined in “Item 11. Executive Compensation — Compensation Discussion and Analysis — Executive and Director Compensation — Summary Compensation Table”), and the current directors and executive officers of Michaels as a group.  In addition, the table presents information about each person or entity known to Michaels to beneficially own 5% or more of Michaels Common Stock.  Unless otherwise indicated by footnote, the beneficial owner exercises sole voting and investment power over the shares noted below.  The percentage of beneficial ownership for our directors and executive officers, both individually and as a group, is calculated based on 120,975,951 shares of Michaels Common Stock outstanding as of March 30, 2009. Other than beneficial ownership information relating to the Company’s executive officers, the beneficial ownership information set forth below was provided by or on behalf of our Directors, our Sponsors, and Highfields, and the Company has not independently verified the accuracy or completeness of the information so provided.

	Amount and
	Nature of
	Beneficial		Percent
Name of Beneficial Owner	Ownership (1)		of Class (1)
Josh Bekenstein	—		*
Michaels S. Chae	—		*
Todd Cook	—		*
Lewis Klessel	—		*
Matthew S. Levin	—		*
Gerry Murphy	—		*
James A. Quella	—		*
Peter Wallace	—		*
Brian C. Cornell	1,175,053	(4)	*
Shelley G. Broader	54,134		*
Elaine D. Crowley	—		*
Stuart W. Aitken	56,774	(5)	*
Thomas C. Decaro	208,343	(6)	*
Jeffrey N. Boyer	—	(7)	*
Thomas M. Bazzone	—	(8)	*
Harvey S. Kanter	—	(9)	*
Lisa K. Klinger	118,882	(10)	*
Michaels Holdings, LLC (2) (3)	110,373,482		91.2%
Bain Capital Investors, LLC and related funds (2)	110,373,482		91.2%
Affiliates of The Blackstone Group, L.P. (3)	110,373,482		91.2%
Highfields Capital Management, L.P. and related funds (11)	7,333,250		6.1%
All current directors and executive officers as a group (19 persons)	2,078,000	(12)	1.7%

*                    Less than one percent.

(1)             Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.  Percentage of beneficial ownership by a person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days.  Unless otherwise indicated, the number of shares shown includes outstanding shares of Common Stock owned as of March 30, 2009 by the person indicated.

(2)             Includes the 110,373,482 shares owned by Michaels Holdings LLC over which Bain Capital Investors, LLC and related funds may be deemed, as a result of their ownership of 50% of Michaels Holdings LLC’s total outstanding shares and certain provisions of Michaels Holdings LLC’s operating agreement, to have shared voting and dispositive power.  Bain Capital Investors, LLC (“BCI”) is the administrative member of and makes investment and voting decisions on behalf of Bain Capital Integral Investors 2006, LLC.  Investment and voting decisions by BCI are made jointly by three or more individuals who are managing directors of the entity, and therefore no individual managing director of BCI is the beneficial owner of the shares ultimately of Michaels Common Stock directly owned by Michaels Holdings LLC. Messrs. Bekenstein, Cook and Levin are Managing Directors and Members of BCI, and they may therefore be deemed to share voting and dispositive power with respect to all the shares of Common Stock beneficially owned by Bain Capital Integral Investors 2006, LLC.  Messrs. Bekenstein, Cook and Levin disclaim beneficial ownership of any shares beneficially owned by BCI. Mr. Klessel does not have voting or dispositive power over any shares of Common Stock that may be deemed to be beneficially owned by BCI.  The address of Messrs. Bekenstein, Cook and Levin, and each of the Bain entities is c/o Bain Capital Partners, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(3)             Includes the 110,373,482 shares owned by Michaels Holdings LLC over which affiliates of The Blackstone Group L.P. may be deemed, as a result of their ownership of 50% of Michaels Holdings LLC’s total outstanding shares and certain provisions of Michaels Holdings LLC’s operating agreement, to have shared voting and dispositive power.  Affiliates of The Blackstone Group L.P. include Blackstone Capital Partners V L.P., BCP V-S L.P., Blackstone Family Investment Partnership V L.P., Blackstone Family Investment Partnership V-A L.P., Blackstone Participation Partnership V L.P. and BCP V Co-Investors L.P. (collectively, the “Blackstone Funds”).    Blackstone Management Associates V L.L.C. (“BMA V”) is the general partner of each of the Blackstone Funds.  BMA V L.L.C. (“BMA”) is the sole member of BMA V, and may, therefore, be deemed to have shared voting and investment power over the shares.   Investment and voting decisions by BMA are made jointly by three or more individuals who are managing directors, and therefore no individual managing director of BMA is the beneficial owner of the shares of Michaels Common Stock directly owned by Michaels Holdings LLC. Messrs. Chae, Murphy and Quella are members of BMA, and they may therefore be deemed to share voting and dispositive power with respect to the shares. Messrs. Chae, Murphy and Quella disclaim any beneficial ownership of any shares beneficially owned by BMA. Mr. Wallace does not have voting or dispositive power over any shares of Common Stock that may be deemed beneficially owned by Blackstone. The address of Messrs. Chae, Murphy and Quella, and each of the Blackstone entities is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.

(4)             Includes 454,193 stock options that vested on February 16, 2008 and 454,193 stock options that vested on February 16, 2009.

(5)             Includes 56,774 stock options that vested on December 18, 2008.

(6)             Includes 90,838 stock options that vested on February 16, 2008 and 90,838 stock options that vested on February 16, 2009.

(7)             Mr. Boyer separated from the Company on April 4, 2008.

(8)             Mr. Bazzone separated from the Company on July 2, 2008.

(9)             Mr. Kanter separated from the Company on May 25, 2008.

(10)       Includes 56,774 stock options that vested on February 16, 2008 and 56,774 stock options that vested on February 16, 2009. Ms. Klinger separated from the Company on February 20, 2009. Pursuant to the terms of the 2006 Equity Incentive Plan, she has 60 days from such date to exercise her vested options.

(11)       The address of Highfields Capital Management, LP and its related funds is 200 Clarendon Street, Boston, Massachusetts 02116.

(12)       Consistent with the disclaimers of beneficial ownership of Messrs. Bekenstein, Cook, Levin, Chae, Murphy and Quella contained in notes (2) and (3) above, this number does not include the 110,373,482 shares of Michaels Common Stock that may be deemed to be beneficially owned by each of (a) Bain Capital Investors, LLC and related funds and (b) Affiliates of The Blackstone Group.  The total includes 1,691,866 vested options held by executive officers of the Company.

EQUITY COMPENSATION PLAN INFORMATION

On February 15, 2007, the Board of Directors and stockholders approved the 2006 Equity Incentive Plan, as well as certain specific grants under the plan to key employees.  In addition, the stockholders granted the Board authority to make plan grants to other eligible participants in the future, which has occurred.  The following table gives information about equity awards under the above-mentioned plan as of March 30, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	10,287,462	$26.25	3,869,504
Equity compensation not approved by security holders	N/A	N/A	N/A
Total	10,287,462	$26.25	3,869,504

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

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

Bain Capital owns an approximate 55% ownership stake in an external vendor we utilize to print our circular advertisements.  Payments associated with this vendor during fiscal 2008 were $43.5 million.  We currently anticipate that our payments to this vendor in fiscal 2009 will be commensurate with those in fiscal 2008.

The Blackstone Group owns an approximate 65% interest in an external vendor we utilize to count our store inventory. Payments associated with this vendor during fiscal 2008 were $5.6 million.  We currently anticipate that our payments to this vendor in fiscal 2009 will be $7.5 million.

Bain Capital owns an approximate 26% ownership stake in an external vendor we utilize for non-merchandise supplies.  Payments associated with this vendor during fiscal 2008 were approximately $2.8 million.  We currently anticipate that our payments to this vendor in fiscal 2009 will be commensurate with those in fiscal 2008.

During the first quarter of fiscal 2008, The Blackstone Group acquired an approximate 72% ownership stake in an external vendor we utilize for all of the candy-type items in our stores.  Payments associated with this vendor during fiscal 2008 were $18.3 million.  We currently anticipate that our payments to this vendor in fiscal 2009 will be commensurate with those in fiscal 2008.

During the second quarter of fiscal 2008, the Company entered into an agreement with Equity Healthcare LLC (“Equity Healthcare”), an affiliate of The Blackstone Group, who negotiates with providers of standard administrative services for health benefit plans and related services.  Equity Healthcare also provides quality of service monitoring.  Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms for providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis.  For this service, Equity Healthcare receives a fee of $2 per employee per month (“PEPM Fee”) from the Company.  As the Company had 6,793 employees enrolled in health and welfare benefit plans as of January 2009, the annual amount payable by the Company under the agreement would be $0.2 million.

Equity Healthcare may also receive a fee from one or more of the health plans that have entered into a contract with Equity Healthcare (“Health Plan Fees”) if the total number of employees from The Blackstone Group portfolio companies (which includes the Company) joining such health plans exceeds specified thresholds.  If and when Equity Healthcare reaches the point at which the aggregate of its receipts from the PEPM Fee and the Health Plan Fees have covered all of its allocated costs, it will apply the incremental revenues derived from all such fees to (a) reduce the PEPM Fee; (b) avoid or reduce an increase in the PEPM Fee that might otherwise occur on renewal of the agreement between Equity Healthcare and the Company; or (c) arrange for additional services to the Company at no cost or reduced cost.

The Blackstone Group owns an approximate 6% ownership stake in an external vendor we utilize for waste management services. Payments associated with this vendor during fiscal 2008 were $3.4 million.  We currently anticipate that our payments to this vendor in fiscal 2009 will be $5.5 million.

The Blackstone Group owns an approximate 99% ownership stake in an external vendor we utilize as our preferred hotel provider. Payments associated with this vendor during fiscal 2008 were $0.4 million.  We currently anticipate that our payments to this vendor in fiscal 2009 will be commensurate with those in fiscal 2008.

The Blackstone Group owns an approximate 13% ownership stake in an external vendor we utilize for certain integrated software and processing services. Payments associated with this vendor during fiscal 2008 were $0.2 million.  We currently anticipate that our payments to this vendor in fiscal 2009 will be commensurate with those in fiscal 2008.

Our current directors are affiliates of Bain Capital or The Blackstone Group.  As such, some or all of our directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased, or for which transactions are pending, by affiliates of Bain Capital and The Blackstone Group.  As of the date hereof, such affiliates beneficially own or will own approximately $233.3 million face amount of our Subordinated Discount Notes due 2016.

The Company has not adopted any formal policies or procedures for the review, approval or ratification of certain related-party transactions that may be required to be reported under the SEC disclosure rules.  Such transactions, if and when they are proposed or have occurred, have traditionally been (and will continue to be) reviewed by our Board on a case-by-case basis.  The Board may consider any relevant factors when reviewing the appropriateness of a related-party transaction, including (i) the importance of the transaction to the Company, (ii) the amount involved in the proposed transaction, (iii) the specific interest of the director or executive officer (or immediate family members of same) in the proposed transaction, and (iv) the overall fairness of the terms of the transaction to the Company.

As discussed in Item 10 above, no current director of our Board is deemed to be “independent” under our previously adopted independence standards.  See “Item 10.  Directors and Executive Officers of the Registrant.”

ITEM 14.  Principal Accountant Fees and Services.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S FEES

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of Michaels’ annual financial statements for each of fiscal 2008 and 2007, and fees billed for other services rendered by Ernst & Young LLP (in thousands).

	2008	2007
Audit Fees (1)	$1,190	$1,258
Audit-Related Fees (2)	54	45

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

(2)             Audit-Related Fees for fiscal 2008 and fiscal 2007 consist principally of fees related to employee benefit plans and statutory audits.

The Audit Committee Charter requires that the Audit Committee pre-approve all audit and non-audit engagements, fees, terms and services in a manner consistent with the Sarbanes-Oxley Act of 2002 and all rules and applicable listing standards promulgated by the SEC, except that such non-audit services need not be pre-approved if (i) the aggregate amount of all such non-audit services provided to Michaels constitutes not more than 5% of the total amount of fees paid by Michaels to its independent registered public accounting firm during the fiscal year in which the non-audit services are provided, (ii) such services were not recognized by Michaels at the time of engagement to be non-audit services, and (iii) such services were promptly brought to the attention of the Audit Committee and approved by the Audit Committee prior to completion of the audit.  The Audit Committee Charter permits the Audit Committee, at the time of the annual audit engagement, to pre-approve audit fees of up to 15% of the engagement fees for unanticipated additional audit costs within the scope of the audit. Any additional audit fees must be approved by the Chairman of the Audit Committee or any other member of the Audit Committee to whom the Audit Committee delegates such authority. The Audit Committee may delegate the authority to grant any pre-approvals to one or more members of the Audit Committee, provided that such member(s) reports any pre-approvals to the Audit Committee at its next scheduled meeting.  The services performed by Ernst & Young LLP in fiscal 2008 and 2007 were approved in accordance with the policies and procedures established by the Audit Committee.

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

10.1	Michaels Stores, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on February 21, 2007, SEC File No. 001-09338).*

10.2	Form of Stock Option Agreement under the Registrant’s 2006 Equity Incentive Plan (previously filed as Exhibit 10.2 to Form 8-K filed by Registrant on February 21, 2007, SEC File No. 001-09338).*

10.3

Form of Restricted Stock Award Agreement under the Michaels Stores, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.3 to Form 10-Q filed by the Registrant on June 6, 2008, SEC File No. 001-09338).*

10.4	Form of Change in Control Severance Agreement (previously filed as Exhibit 10.2 to Form 10-Q filed by Registrant on June 13, 2006, SEC File No. 001-09338).*

10.5	Form of Change in Control Retention Bonus Plan (previously filed as Exhibit 10.3 to Form 10-Q filed by Registrant on June 13, 2006, SEC File No. 001-09338).*

10.6	Fiscal Year 2008 Bonus Plan Summary for Executive Officers (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on April 9, 2008, SEC File No. 001-09338).*

10.7	Form of Fiscal Year 2008 Bonus Plan (previously filed as Exhibit 10.1 to Form 10-Q filed by Registrant on June 6, 2008, SEC File No. 001-09338).*

10.8

Employment Agreement, dated June 4, 2007, between Michaels Stores, Inc. and Brian C. Cornell (previously filed as Exhibit 10.2 to Form 10-Q filed by Registrant on June 11, 2007, SEC File No. 001-09338).*

10.9	Letter Agreement, dated May 19, 2008, between Michaels Stores, Inc. and Shelley G. Broader (previously filed as Exhibit 10.4 to Form 10-Q filed by Registrant on June 6, 2008, SEC File No. 001-09338).*

10.10	Letter Agreement dated July 17, 2008, between Michaels Stores, Inc. and Elaine D. Crowley (previously filed as Exhibit 99.2 to Form 8-K filed by Registrant on July 24, 2008, SEC File No. 001-09338).*

10.11

Restricted Stock Award Agreement, dated June 4, 2007, between Michaels Stores, Inc. and Brian C. Cornell (previously filed as Exhibit 10.4 to Form 10-Q filed by Registrant on June 11, 2007, SEC File No. 001-09338).*

10.12

Stock Option Agreement, dated June 4, 2007, between Michaels Stores, Inc. and Brian C. Cornell (previously filed as Exhibit 10.5 to Form 10-Q filed by Registrant on June 11, 2007, SEC File No. 001-09338).*

10.13

Stockholders Agreement, dated as of October 31, 2006, among Michaels Stores, Inc. and certain stockholders thereof (previously filed as Exhibit 10.1 to Form 10-Q filed by Registrant on December 7, 2006, SEC File No. 001-09338).

10.14

Amended and Restated Stockholders Agreement, dated as of February 16, 2007, among Michaels Stores, Inc. and certain stockholders thereof (previously filed as Exhibit 10.23 to Form 10-K filed by Registrant on May 3, 2007, SEC File No. 001-09338).

10.15

Management Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Bain Capital Partners, LLC and Blackstone Management Partners V LLC (previously filed as Exhibit 10.2 to Form 10-Q filed by Registrant on December 7, 2006, SEC File No. 001-09338).*

10.16

Management Agreement, dated as of October 31, 2006, between Michaels Stores, Inc. and Highfields Capital Management LP (previously filed as Exhibit 10.3 to Form 10-Q filed by Registrant on December 7, 2006, SEC File No. 001-09338).*

10.17	Michaels Stores, Inc. Amended Officer Severance Pay Plan (filed herewith).*

10.18	Separation and Release Agreement, dated April 9, 2008, between Michaels Stores, Inc. and Jeffrey N. Boyer (filed herewith).*

10.19

Separation and Release Agreement, dated May 27, 2008, between Michaels Stores, Inc. and Harvey S. Kanter (previously filed as Exhibit 10.5 to Form 10-Q filed by Registrant on June 6, 2008, SEC File No. 001-09338).*

10.20

Separation Agreement and Release, dated July 2, 2008, between Michaels Stores, Inc. and Thomas M. Bazzone (previously filed as Exhibit 10.5 to Form 8-K filed by Registrant on July 9, 2008, SEC File No. 001-09338).*

10.21

Separation Agreement, dated October 31, 2006, between Charles J. Wyly, Jr. and Michaels Stores, Inc. (previously filed as Exhibit 10.27 to Form 10-K filed by Registrant on May 3, 2007, SEC File No. 001-09338).*

10.22	Separation Agreement, dated October 31, 2006, between Sam Wyly and Michaels Stores, Inc. (previously filed as Exhibit 10.28 to Form 10-K filed by Registrant on May 3, 2007, SEC File No. 001-09338).*

10.23

Form of Director Indemnification Agreement between Michaels Stores, Inc. and certain directors thereof (previously filed as Exhibit 10.36 to Form 10-K filed by Registrant on March 30, 2006, SEC File No. 001-09338).

10.24

Form of Officer Indemnification Agreement between Michaels Stores, Inc. and certain officers thereof (previously filed as Exhibit 10.37 to Form 10-K filed by Registrant on March 30, 2006, SEC File No. 001-09338).

10.25	Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., as lead borrower, the facility

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

10.28

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

10.29	Master Services Agreement, dated as of January 16, 2009, by and between Michaels Stores, Inc. and Tata America International Corporation (filed herewith).

10.30	Michaels Stores, Inc. Employees 401(k) Plan, effective March 1, 2009 (filed herewith).*

21.1	Subsidiaries of Michaels Stores, Inc. (previously filed as Exhibit 21.1 to Form 10-K filed by Registrant on April 11, 2005, SEC File No. 001-09338).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certifications of Brian C. Cornell pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Elaine D. Crowley pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Michaels Stores, Inc.

We have audited the accompanying consolidated balance sheets of Michaels Stores, Inc. as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended January 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michaels Stores, Inc. at January 31, 2009 and February 2, 2008 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 7 to the consolidated financial statements, in fiscal 2007, the Company changed its method of accounting for income tax uncertainties.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Michaels Stores, Inc.’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, TX

April 1, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Michaels Stores, Inc.

We have audited Michaels Stores, Inc.’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Michaels Stores, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting (see Item 9A). Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Michaels Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Michaels Stores, Inc. as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended January 31, 2009 of Michaels Stores, Inc. and our report dated April 1, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, TX

April 1, 2009

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions except share data)

	January 31,	February 2,
	2009	2008
ASSETS
Current assets:
Cash and equivalents	$33	$29
Merchandise inventories	900	845
Prepaid expenses and other	73	70
Deferred income taxes	41	31
Income tax receivable	2	5
Total current assets	1,049	980
Property and equipment, at cost	1,214	1,155
Less accumulated depreciation	(832)	(722)
	382	433
Goodwill	94	94
Debt issuance costs, net of accumulated amortization of $39 and $22, respectively	86	103
Deferred income taxes	12	—
Other assets	2	4
	194	201
Total assets	$1,625	$1,614

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$230	$221
Accrued liabilities and other	275	332
Current portion of long-term debt	173	122
Income taxes payable	2	—
Current liabilities - discontinued operations	1	4
Total current liabilities	681	679
Long-term debt	3,756	3,741
Deferred income taxes	—	4
Other long-term liabilities	74	80
Long-term liabilities - discontinued operations	1	2
Total long-term liabilities	3,831	3,827
	4,512	4,506
Commitments and contingencies
Stockholders’ deficit:
Common Stock, $0.10 par value, 220,000,000 shares authorized; 118,376,402 shares issued and outstanding at January 31, 2009; 118,421,069 shares issued and outstanding at February 2, 2008	12	12
Additional paid-in capital	27	12
Accumulated deficit	(2,931)	(2,926)
Accumulated other comprehensive income	5	10
Total stockholders’ deficit	(2,887)	(2,892)
Total liabilities and stockholders’ deficit	$1,625	$1,614

See accompanying Notes to Consolidated Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Fiscal Year
	2008	2007	2006

Net sales	$3,817	$3,862	$3,843
Cost of sales and occupancy expense	2,431	2,383	2,364
Gross profit	1,386	1,479	1,479
Selling, general, and administrative expense	1,060	1,051	1,023
Transaction expenses	—	29	205
Goodwill impairment	—	22	—
Related party expenses	16	17	38
Store pre-opening costs	6	6	5
Operating income	304	354	208
Interest expense	302	378	105
Other (income) and expense, net	4	(7)	(12)
(Loss) income before income taxes and discontinued operations	(2)	(17)	115
Provision for income taxes	3	5	71
(Loss) income before discontinued operations	(5)	(22)	44
Discontinued operations loss, net of income tax benefits of $0, $5 and $2, respectively	—	(10)	(3)
Net (loss) income	$(5)	$(32)	$41

See accompanying Notes to Consolidated Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Fiscal Year
	2008	2007	2006
Operating activities:
Net (loss) income	$(5)	$(32)	$41
Adjustments:
Depreciation and amortization	129	125	119
Share-based compensation	8	6	15
Tax benefits from stock options exercised	—	—	(12)
Impairment of discontinued operations	—	6	—
Goodwill impairment	—	22	—
Deferred financing costs amortization	17	17	5
Other	—	(1)	—
Accretion of subordinated discount notes	39	35	6
Changes in assets and liabilities:
Merchandise inventories	(67)	3	(63)
Prepaid expenses and other	3	3	(11)
Deferred income taxes and other	(24)	(19)	(26)
Accounts payable	5	23	31
Accrued interest	(40)	38	35
Accrued liabilities and other	(4)	8	8
Income taxes payable	5	21	26
Other long-term liabilities	(7)	13	(17)
Net cash provided by operating activities	59	268	157

Investing activities:
Additions to property and equipment	(85)	(100)	(143)
Net cash used in investing activities	(85)	(100)	(143)

Financing activities:
Issuance of Notes	—	—	1,400
Payment of debt issuance costs	—	—	(125)
Borrowings on asset-based revolving credit facility	922	919	1,005
Payments on asset-based revolving credit facility	(871)	(1,029)	(800)
Borrowings on senior secured term loan facility	—	—	2,400
Repayments on senior secured term loan facility	(24)	(24)	(55)
Equity investment of Sponsors	—	—	1,649
Payment for old Common Stock in the Merger	—	—	(5,806)
Equity investment of Management	—	8	—
Cash dividends paid to stockholders	—	—	(58)
Repurchase of old Common Stock	—	—	(66)
Repurchase of new Common Stock	(2)	(1)	—
Proceeds from stock options exercised	—	—	36
Tax benefits from stock options	9	—	12
Proceeds from issuance of old Common Stock and other	—	—	2
Payment of capital leases	(4)	(7)	—
Change in cash overdraft	—	(37)	(32)
Other	—	2	2
Net cash provided by (used in) financing activities	30	(169)	(436)

Net increase (decrease) in cash and equivalents	4	(1)	(422)
Cash and equivalents at beginning of period	29	30	452
Cash and equivalents at end of period	$33	$29	$30

Supplemental Cash Flow Information:
Cash paid for interest	$285	$288	$55
Cash paid for income taxes	$15	$22	$79

See accompanying Notes to Consolidated Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the Three Years Ended January 31, 2009

(In millions except share data)

						Accumulated
				Accumulated		Other
			Additional	(Deficit)/	Treasury	Comprehensive
	Number of	Common	Paid-in	Retained	Stock,	Income/
	Shares	Stock	Capital	Earnings	at Cost	(Loss)	Total
Balance at January 28, 2006	390,093,783	$39	$388	$881	$(28)	$8	$1,288
Comprehensive income:
Net income	—	—	—	41	—	—	41
Foreign currency translation and other	—	—	—	—	—	(1)	(1)
Total comprehensive income							40
Exercise of stock options and other	7,344,606	1	37	—	—	—	38
Share based compensation	—	—	15	—	—	—	15
Tax benefit from exercise stock options	—	—	12	—	—	—	12
Dividends declared	—	—	—	(45)	—	—	(45)
Acquisition of treasury stock	(5,665,733)				(66)	—	(66)
Retirement of treasury stock	—	(1)	(93)	—	94	—	—
Acquisition and retirement of treasury stock in connection with the Merger	(384,439,323)	(38)	(1,997)	(3,771)	—	—	(5,806)
Issuance of stock	110,640,063	11	1,648	—	—	—	1,659
Equity issuance costs	—	—	(10)	—	—	—	(10)
Balance at February 3, 2007	117,973,396	12	—	(2,894)	—	7	(2,875)
Comprehensive loss:
Net loss	—	—	—	(32)	—	—	(32)
Foreign currency translation and other	—	—	—	—	—	3	3
Total comprehensive loss							(29)
Share based compensation and other	—	—	5	—	—	—	5
Repurchase of stock	(93,333)	—	(1)	—	—	—	(1)
Issuance of stock	541,006	—	8	—	—	—	8
Balance at February 2, 2008	118,421,069	12	12	(2,926)	—	10	(2,892)
Comprehensive loss:
Net loss	—	—	—	(5)	—	—	(5)
Foreign currency translation and other	—	—	—	—	—	(5)	(5)
Total comprehensive loss							(10)
Share based compensation and other	—	—	7	—	—	—	7
Tax benefit from stock options	—	—	9	—	—	—	9
Repurchase of stock	(111,334)	—	(2)	—	—	—	(2)
Issuance of stock	66,667	—	1	—	—	—	1
Balance at January 31, 2009	118,376,402	$12	$27	$(2,931)	$—	$5	$(2,887)

See accompanying Notes to Consolidated Financial Statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Description of Business

Michaels Stores, Inc. (together with its subsidiaries, unless the text otherwise indicates) owns and operates a chain of specialty retail stores in 49 states and Canada featuring arts, crafts, framing, floral, decorative wall décor, and seasonal merchandise for the hobbyist and do-it-yourself home decorator. Our wholly-owned subsidiary, Aaron Brothers, Inc., operates a chain of framing and art supply stores located in 9 states.

Fiscal Year

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. References to fiscal year mean the year in which that fiscal year began. Fiscal 2008 ended on January 31, 2009, fiscal 2007 ended on February 2, 2008, and fiscal 2006 ended on February 3, 2007. Fiscal year 2006 contained 53 weeks, while fiscal 2008 and 2007 each contained 52 weeks.

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

Foreign Currency Translation

The functional currency of our Canadian operations is the Canadian dollar. Translation adjustments result from translating our Canadian subsidiary’s financial statements into U.S. dollars. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in our Consolidated Statements of Stockholders’ (Deficit) Equity and as a part of other (income) and expense in our Consolidated Statements of Operations. The cumulative translation adjustment in fiscal 2008 was $2 million, net of deferred taxes of $2 million, while in fiscal 2007, the cumulative translation adjustment was $12 million, net of deferred taxes of $8 million.  In fiscal 2008 and fiscal 2006, transaction losses of $4 million and $1 million, respectively related to foreign currency exchange rates while fiscal 2007 results include transaction gains of $7 million.

Cash and Equivalents

Cash and equivalents are comprised of highly liquid instruments with original maturities of three months or less and $17 million of credit card clearing accounts as of January 31, 2009, and February 2, 2008. Cash equivalents are carried at cost, which approximates fair value. We record interest income earned from our cash and equivalents as a component of other (income) and expense, net, in our financial statements. In fiscal 2008, we had an immaterial amount of interest income.  Interest income was $1 million and $10 million for fiscal 2007 and 2006, respectively.

Merchandise Inventories

We value our merchandise inventories at the lower of cost or market, with cost determined using a weighted average method. Cost is calculated based upon the purchase order cost of an item at the time it is received by us, and includes the cost of warehousing, handling, purchasing, and importing the inventory, as well as inbound and outbound transportation, partially offset by vendor allowances. This net inventory cost is recognized through cost of sales when the inventories are sold. Due to systems limitations, it is impracticable for us to assign specific costs and allowances to individual units of inventory. As such, to match net inventory costs against the related revenues, we must use all available information to appropriately estimate the net inventory costs to be deferred and recognized each period. Significant changes to our estimate of when inventory is sold could materially affect the amount of the deferral, and subsequent income statement recognition, of the net inventory costs.

Vendor allowances, which primarily represent volume rebates and cooperative advertising funds, are recorded as a reduction of the cost of the merchandise inventories. We generally earn vendor allowances as a consistent percentage of certain merchandise purchases with no minimum purchase requirements. Typically, our vendor allowance programs extend for a period of 12 months. We recognized vendor allowances of $149 million, or 3.9% of net sales, in fiscal year 2008, $141 million, or 3.7% of net sales, in fiscal year 2007, and $144 million, or 3.7% of net sales, in fiscal 2006. During the three fiscal years ended January 31, 2009, the number of vendors from which vendor allowances were received ranged from approximately 740 to 790. We did not have any material vendor allowance programs in fiscal 2008, 2007, and 2006 that were based on purchase volume milestones.

We utilize perpetual inventory records to value inventory in our stores. Physical inventory counts are performed in a significant number of stores during each fiscal quarter by a third party inventory counting service, with substantially all stores open longer than one year subject to at least one annual count. We adjust our perpetual records based on the results of the physical counts.

We maintain a provision for estimated shrinkage based on the actual historical results of our physical inventories. We compare our estimates to the actual results of the physical inventory counts as they are taken and adjust the shrink estimates accordingly. We also evaluate our merchandise to ensure that the expected net realizable value of the merchandise held at the end of a fiscal period exceeds cost.  In the event that the expected net realizable value is less than cost, we record adjustments to the value of inventory.

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

Goodwill

Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, we perform impairment tests of goodwill, annually or whenever events or circumstances change to indicate that the asset value may not be recovered, by comparing the book values of our reporting units to their estimated fair values. The estimated fair values of our reporting units are computed using estimates that include a discount factor in valuing future cash flows. There are assumptions and estimates underlying the determination of fair value and any resulting impairment loss. Another estimate using different, but still reasonable, assumptions could produce different results. We have performed the required impairment tests of goodwill and the tests have not resulted in an impairment charge in fiscal 2008 or fiscal 2006.  In connection with our annual impairment test in fiscal 2007, we recorded a goodwill impairment charge of $22 million related to our Aaron Brothers reporting unit. See Note 3 for further information.

Impairment of Long-Lived Assets

When events or changes in circumstances occur that indicate the carrying value of our assets may not be recoverable, we evaluate our long-lived assets for impairment by comparing the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss would be recognized during that period. The impairment loss is calculated as the difference between asset carrying values and the present value of estimated net cash flows or comparable market values, giving consideration to recent operating performance and pricing trends. In fiscal 2008, we recorded an impairment loss of $5 million related to underperforming stores, of which $3 million is reflected in cost of sales and occupancy expense and $2 million is reflected in selling, general and administrative expense on the Consolidated Statement of Operations. Our impairment analysis contains certain uncertainties including our estimate of future cash flows and discount rates. If actual results differ from these estimates, we may be exposed to additional impairment losses that may be material.

Reserve for Closed Facilities

We maintain a reserve for future rental obligations, carrying costs, and other costs related to closed facilities, primarily closed and relocated stores. In accordance with the provisions of SFAS No. 146, Costs Associated With Disposal Activities, we recognize exit costs for any store closures at the time the store is closed.

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

The following is a detail of account activity related to closed facilities, excluding those related to the discontinued operations of Star Decorators Wholesale (“Star”) and Recollections as discussed in Note 2:

	Fiscal Year
	2008	2007	2006
	(in millions)
Balance at beginning of fiscal year	$5	$4	$4
Additions (reductions) charged to costs and expenses	3	4	2
Payment of rental obligations and other	(3)	(3)	(2)
Balance at end of fiscal year	$5	$5	$4

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

Revenue Recognition

Revenue from sales of our merchandise is recognized at the time of the merchandise sale, excluding revenue from custom frames, which is recognized at the time of delivery. Revenue is presented net of sales taxes collected. We allow for merchandise to be returned under most circumstances and provide a reserve for estimated returns.

We record a gift card liability on the date we issue the gift card to the customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. We escheat the value of unredeemed gift cards where required by law. Any remaining liabilities not subject to escheatment are evaluated to determine whether the likelihood of the gift card being redeemed is remote (gift card breakage). We recognize gift card breakage as revenue, by applying our estimate of the rate of gift card breakage over the period of estimated performance (approximately 36 months as of the end of fiscal 2008). Our estimates of the gift card breakage rate are applied to the estimated amount of gift cards that are expected to go unused that are not subject to escheatment and are based on customers’ historical redemption rates and patterns, which may not be indicative of future redemption rates and patterns. During fiscal 2008, 2007 and 2006, we recognized approximately $2 million, $3 million and $2 million, respectively, related to such gift card balances.

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

Advertising expenses were $176 million, $173 million, and $165 million for fiscal 2008, 2007, and 2006, respectively, and are included in selling, general, and administrative expense.

Store Pre-Opening Costs

We expense all start-up activity costs as incurred, which primarily include store pre-opening costs. Rent expense incurred prior to the store opening is recorded in cost of sales and occupancy expense on our Consolidated Statement of Operations.

Income Taxes

We record income tax expense using the liability method for taxes and are subject to income tax in many jurisdictions, including the United States, various states and localities, and Canada. A current tax liability or asset is recognized for the estimated taxes payable or refundable on the tax returns for the current year and a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. In evaluating our ability to realize our deferred tax asset, we considered the following sources of future taxable income:

•                  Future reversals of existing taxable temporary differences;

•                  Future taxable income, exclusive of reversing temporary differences and carryforwards;

•                  Taxable income in prior carryback years; and

•                  Tax-planning strategies.

Our evaluation regarding whether a valuation allowance is required or should be adjusted also considers, among other things, the nature, frequency, and severity of recent losses, forecasts of future profitability and the duration of statutory carryforward periods. Our forecasts of future profitability represents our best estimate of these future events. If different assumptions had been used, our tax expense, assets, and liabilities could have varied from recorded amounts.

After conducting this assessment, the valuation allowance recorded against our deferred tax assets was $13 million and $11 million as of January 31, 2009 and February 2, 2008, respectively.  If actual results differ from estimated results or if we adjust these assumptions in the future, we may need to adjust our deferred tax assets or liabilities, which could impact our effective tax rate. Given our capital structure, we will continue to experience volatility in our effective tax rate over the near term.

Share-Based Compensation

SFAS No. 123(R), Share-Based Payment, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value over the requisite service period. Compensation cost is based on the grant date fair value of the award and ratably recognized as an expense over the effective vesting period.

Beginning with our adoption of SFAS No. 123(R), we report excess tax benefits as a cash inflow in the financing section of our statement of cash flows and would record a tax deficiency, if any, as a cash outflow from operating activities. For fiscal 2006, we reported $83 million of excess tax benefits as a cash inflow to financing activities.  For fiscal 2007, we did not have any tax benefits or tax deficiencies associated with share-based awards. For fiscal 2008, we reported $9 million of excess tax benefits as a cash inflow to financing activities. The fiscal 2008 benefits relate to a favorable tax settlement with the IRS regarding stock options matters from prior years.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements.  SFAS 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In November 2007, the FASB placed a one year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities; however, SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements.  We adopted all requirements of SFAS 157 as they relate to financial assets and liabilities on February 3, 2008.  See Note 10 for further information on the impact of this standard to financial assets and liabilities. The requirements related to nonfinancial assets and liabilities will be adopted on February 1, 2009, as allowed by SFAS 157. We are currently assessing the impact of adopting SFAS 157 for nonfinancial assets and liabilities on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS No. 141, Business Combinations. The statement retains the purchase method of accounting used in business combinations but replaces SFAS 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction costs and restructuring costs be expensed. In addition, the statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination. SFAS 141 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt SFAS 141R on February 1, 2009 for acquisitions on or after this date.

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

Note 2.   Discontinued Operations

On October 16, 2007, we announced plans to align resources around our core retail chains, Michaels and Aaron Brothers stores.  As a result, we discontinued our concept businesses, Recollections and Star.  As of the end of fiscal 2007, we had closed 11 Recollections and three of the four Star locations.  The remaining Star location was converted to a Michaels store.

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

The following is a detail of liability account activity related to discontinued operations:

	Fiscal Year
	2008	2007
	(in millions)
Balance at beginning of fiscal year	$6	$—
Additions (reductions) charged to costs and expenses	—	6
Payment of rental obligations and other	(3)	—
Balance at end of fiscal year	$3	$6

As of the end of fiscal 2008, we have lease termination liabilities of $2 million. As of the end of fiscal 2007, we had liabilities of $4 million and $1 million related to lease termination costs and severance and termination costs, respectively.

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

During fiscal 2006, we expensed approximately $240 million of Merger-related costs, of which $205 million was classified as transaction expenses and $34 million was classified as related party expenses in our Consolidated Statement of Operations; the remaining $1 million was classified as interest expense.  See Note 15 for further information concerning related party expenses. Of the $240 million recorded in fiscal 2006, $218 million was recorded in our fourth quarter of fiscal 2006.  Approximately $138 million of the $240 million consisted of compensation expense (primarily share-based compensation) and $100 million was related to investment banking, legal, accounting, and other professional fees.

We capitalized $125 million of costs related to our issuance of various debt instruments.  We amortize the deferred financing costs over the lives of the respective debt agreements (which range from five to ten years) and record the amortization to interest expense. As further described in Note 15 below, we paid $3 million to each of Charles Wyly and Sam Wyly pursuant to a Separation Agreement.  We capitalized the Separation Agreements and amortize them over their two year lives. Our expected amortization expense pertaining to the deferred financing costs and Separation Agreements for each of the next five fiscal years and thereafter is as follows:

	Fiscal Year (in millions)
	2009	2010	2011	2012	2013	Thereafter
Amortization Expense	$17	$17	$16	$14	$12	$10

Note 5.  Detail of Certain Balance Sheet Accounts

	January 31,	February 2,
	2009	2008
	(In millions)
Property and equipment:
Land and buildings	$2	$2
Fixtures and equipment	910	864
Leasehold improvements	302	289
	$1,214	$1,155

Accrued liabilities and other:
Salaries, bonuses, and other payroll-related costs	$110	$122
Accrued interest	32	72
Taxes, other than income and payroll	45	42
Gift certificate and gift card liability	22	23
Other	66	73
	$275	$332

Note 6.  Debt

Our debt consisted of the following for fiscal 2008 and fiscal 2007:

	Interest Rate	Fiscal 2008	Fiscal 2007
		(In millions)

Senior notes	10.000%	$750	$750
Senior subordinated notes	11.375%	400	400
Subordinated discount notes	13.000%	332	293
Senior secured term loan	Variable	2,297	2,321
Asset-based revolving credit facility	Variable	148	97
Other	5.970%	2	2
Total debt		3,929	3,863

Less current portion		173	122

Long-term debt		$3,756	$3,741

10% Senior Notes due 2014

On October 31, 2006, we issued $750 million in principal amount of 10% Senior Notes due November 1, 2014. Interest is payable semi-annually in arrears on each May 1 and November 1, commencing on May 1, 2007. The Senior Notes are guaranteed, jointly and severally, on an unsecured senior basis, by each of our subsidiaries, other than Aaron Brothers Card Services, LLC.

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

At any time prior to November 1, 2010, we may redeem all or a part of the Senior Notes at a redemption price equal to the sum of (i) 100% of the principal amount of the Senior Notes redeemed; (ii) the Applicable Premium (as defined in the Senior Indenture); and

(iii) accrued and unpaid interest to the date of redemption.

On and after November 1, 2010, we may redeem all or part of the Senior Notes at the redemption prices (expressed as percentages of principal amount of the Senior Notes) set forth below, plus accrued and unpaid interest to the applicable date of redemption if redeemed during the twelve-month period beginning on November 1 of each of the years indicated below:

Year	Percentage
2010	105.000%
2011	102.500%
2012 and thereafter	100.000%

In addition, until November 1, 2009, we may, at our option, on one or more occasions redeem up to 35% of the aggregate principal amount of Senior Notes at a redemption price equal to 110.000% of the aggregate principal amount thereof, plus accrued and unpaid interest, to the applicable date of redemption, with the net cash proceeds of one or more Equity Offerings (as defined in the Senior Indenture); provided that at least 50% of the aggregate principal amount of Senior Notes remains outstanding immediately after the occurrence of each such redemption, and that each such redemption occurs within 90 days of the date of closing of each such Equity Offering.

Upon a change in control, we are required to offer to purchase all of the Senior Notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest.

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

11 3/8% Senior Subordinated Notes due 2016

On October 31, 2006, we issued $400 million in principal amount of 11 3/8% Senior Subordinated Notes due November 1, 2016.  Interest is payable semi-annually in arrears on each May 1 and November 1, commencing on May 1, 2007. The Senior Subordinated Notes are guaranteed, jointly and severally, on an unsecured senior subordinated basis, by each of our subsidiaries, other than Aaron Brothers Card Services, LLC.

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

At any time prior to November 1, 2011, we may redeem all or a part of the Senior Subordinated Notes, at a redemption price equal to the sum of (i) 100% of the principal amount of Senior Subordinated Notes redeemed; (ii) the Applicable Premium (as defined in the Senior Subordinated Indenture); and (iii) accrued and unpaid interest to the date of redemption.

On and after November 1, 2011, we may redeem all or part of the Senior Subordinated Notes at the redemption prices (expressed as percentages of principal amount of the Senior Subordinated Notes) set forth below, plus accrued and unpaid interest to the applicable date of redemption if redeemed during the twelve-month period beginning on November 1 of each of the years indicated below:

Year	Percentage
2011	105.688%
2012	103.792%
2013	101.896%
2014 and thereafter	100.000%

In addition, until November 1, 2009, we may, at our option, on one or more occasions redeem up to 35% of the aggregate principal amount of Senior Subordinated Notes at a redemption price equal to 111.375% of the aggregate principal amount thereof, plus accrued and unpaid interest, to the applicable date of redemption, with the net cash proceeds of one or more Equity Offerings (as defined in the Senior Subordinated Indenture); provided that at least 50% of the aggregate principal amount of Senior Subordinated Notes remains outstanding immediately after the occurrence of each such redemption, and that each such redemption occurs within 90 days of the date of closing of each such Equity Offering.

Upon a change in control, we are required to offer to purchase all of the Senior Subordinated Notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest. The Senior Subordinated Notes indenture contains restrictive covenants substantially similar to those of the Senior Notes described above.

13% Subordinated Discount Notes due 2016

On October 31, 2006, we issued $469 million in principal amount at maturity of 13% Subordinated Discount Notes due on November 1, 2016. No cash interest is payable on the Subordinated Discount Notes prior to November 1, 2011. Beginning on November 1, 2011, cash interest will accrue and is payable semi-annually in arrears on each May 1 and November 1 (the first cash interest payment date is May 1, 2012). The Subordinated Discount Notes are guaranteed, jointly and severally, on an unsecured subordinated basis, by each of our subsidiaries, other than Aaron Brothers Card Services, LLC.

The Subordinated Discount Notes and the guarantees thereof are our and the guarantors’ unsecured subordinated obligations and (i) are subordinated in right of payment to all of our and the guarantors’ existing and future senior debt (including the Senior Credit Facilities, the Senior Notes and the Senior Subordinated Notes); and (ii) are effectively subordinated to all of our and the guarantors’ secured debt (including the Senior Credit Facilities to the extent of the value of the assets securing such debt).

At any time prior to November 1, 2011, we may redeem all or part of the Subordinated Discount Notes at a redemption price equal to the sum of 100% of the Accreted Value (as defined in the Subordinated Discount Indenture) of the Subordinated Discount Notes redeemed plus the Applicable Premium (as defined in the Subordinated Discount Indenture) as of the date of redemption.

On and after November 1, 2011, we may redeem all or part of the Subordinated Discount Notes at the redemption prices (expressed as percentages of Accreted Value of the Subordinated Discount Notes to be redeemed) set forth below, plus accrued and unpaid interest (to the extent not already included in Accreted Value) as of the applicable date of redemption (if redeemed during the twelve-month period beginning on November 1 of each of the years indicated below:

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

Upon a change in control, we are required to offer to purchase all of the Subordinated Discount Notes at a price in cash equal to 101% of the Accreted Value, plus accrued and unpaid interest. The Subordinated Discount indenture contains restrictive covenants substantially similar to those of the Senior Notes described above.

As of April 2, affiliates of the Sponsors own or have transactions pending, and will own approximately $233 million of the outstanding Subordinated Discount Notes.

Asset-based revolving credit facility

On October 31, 2006, we executed a senior secured asset-based revolving credit facility with Banc of America, N.A. and other lenders (“Asset-based revolving credit facility”). The Asset-based revolving credit facility provides senior secured financing of up to $1.0 billion, subject to a borrowing base as described below. As of January 31, 2009, the borrowing base was $747 million, of which we borrowed $148 million, which was classified as current debt on our balance sheet.  Borrowing capacity is available for letters of credit and borrowings on same-day notice. Unused letters of credit as of January 31, 2009 totaled $69 million, of which $44 million relate to standby letters of credit.

The borrowing base equals the sum of (i) 90% of eligible credit card receivables and debit card receivables; (ii) between 85% and 87.5% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit; (iii) a percentage of eligible in-transit inventory, less certain reserves; and, (iv) the sum of an additional 10% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit plus an additional 5% of eligible credit card receivables and debit card receivables (collectively, the “last out tranche”), up to a maximum amount of $100 million.

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

All obligations under the Asset-based revolving credit facility are unconditionally guaranteed by all of our existing subsidiaries, except for Aaron Brothers Card Services, LLC, and are required to be guaranteed by certain of our future domestic wholly-owned subsidiaries.  All obligations under the Asset-based revolving credit facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of our assets and the assets of our subsidiaries, excluding Aaron Brothers Card Services, LLC (the “Subsidiary Guarantors”), including:

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

•                  a first-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of us and each Subsidiary Guarantor, including substantially all of our owned real property and equipment, but excluding, among other things, the collateral described in the following bullet point; and

•                  a second-priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts, all payments received by us or the Subsidiary Guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges and debit card charges for sales of inventory by us and the Subsidiary Guarantors, and certain related assets and proceeds of the foregoing.

The Senior secured term loan facility contains a number of negative covenants that are substantially similar (but more restrictive in certain respects) to those governing the Senior Notes as well as certain other customary affirmative and negative covenants as well as events of default.

The aggregate amounts of scheduled maturities of our debt for the next five years and thereafter are as follows:

Fiscal Year	Amount
(In millions)
2009	$173
2010	25
2011	24
2012	218
2013	2,202
Thereafter	1,424
Total debt payments	4,066
Less unrealized interest accretion on Subordinated Discount Notes	137
Total debt balance as of January 31, 2009	$3,929

The weighted average interest rate of the current portion of our long-term debt as of January 31, 2009 was 2.3%.

The table below provides the carrying and fair values of our Senior and Subordinated term loan and notes. The fair value of these debt instruments was determined based on quoted market prices.

	Fair Value of Term Loan and Notes
	Carrying Value	Fair Value
	(In millions)
Senior Secured Term Loan	$2,297	$1,424
Senior Notes	750	341
Senior Subordinated Notes	400	124
Subordinated Discount Notes	332	47

Note 7.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities as of the respective year-end balance sheets are as follows:

	Deferred Tax Asset (Liability)
	January 31, 2009		February 2, 2008
	Current	Noncurrent	Current	Noncurrent
	(In millions)
Net operating loss, general business credit, foreign tax credit and alternative minimum tax credit carryforwards	$—	$21	$—	$16
Accrued expenses	16	1	17	2
Deferred rent	—	15	—	16
Other assets	17	8	10	7
State valuation allowance	—	(12)	—	(9)
Federal valuation allowance	—	(1)	—	(2)
Property and equipment	—	(15)	—	(27)
Translation adjustment	—	(3)	1	(7)
Workers compensation	18	—	17	—
Other deferred tax liabilities	(10)	(2)	(14)	—
	$41	$12	$31	$(4)
Net deferred tax assets		$53		$27

The federal, state and international income tax provision is as follows:

	Fiscal Year
	2008	2007	2006
	(In millions)
Federal:
Current	$11	$(4)	$34
Deferred	(18)	(7)	9
Total federal income tax provision	(7)	(11)	43

State:
Current	9	8	13
Deferred	(8)	(6)	(2)
Total state income tax provision	1	2	11

International:
Current	13	16	15
Deferred	(4)	(2)	2
Total international income tax provision	9	14	17

Total income tax provision	$3	$5	$71

The reconciliation between the actual income tax provision and the income tax provision calculated by applying the federal statutory rate is as follows:

	Fiscal Year
	2008	2007	2006
	(In millions)
Income tax (benefit) provision at statutory rate	$(1)	$(6)	$40
State income taxes, net of federal income tax effect	(3)	(1)	2
Non-deductible goodwill write-off	—	8	—
Non-deductible severance payments	2	2	—
Non-deductible merger related costs	—	—	25
Federal valuation allowance	(1)	2	—
State valuation allowance	4	3	6
Other	2	(3)	(2)
Total income tax from continued operations	$3	$5	$71

At January 31, 2009, we had state net operating loss carryforwards to reduce future taxable income of approximately $268 million expiring at various dates between fiscal 2009 and fiscal 2029. The valuation allowance related to state operating loss carryforwards was increased to $12 million in fiscal 2008 to reserve for state operating loss carryforwards, which we believe it is more likely than not that we will be unable to deduct these amounts.  Additionally, due to credits utilized in fiscal 2008, we eliminated our valuation allowance related to general business credits and reduced our valuation allowance related to foreign tax credits $1 million.

Uncertain Tax Positions

We operate in a number of tax jurisdictions and are subject to examination of our income tax returns by tax authorities in those jurisdictions who may challenge any item on these tax returns.  Because the tax matters challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain.

Through fiscal 2006, in accordance with prior accounting standards, we assessed the ultimate resolution of uncertain tax matters as they arose and established reserves for tax contingencies when we believed an unfavorable outcome was probable and the liability could be reasonably estimated.

Effective February 4, 2007, we adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes.  In accordance with FIN No. 48, we recognized a cumulative-effect adjustment of $1 million to the balance of Retained Earnings.  A reconciliation of unrecognized tax benefits from the end of fiscal 2007 through the end of fiscal 2008 is as follows:

Fiscal Year
2008
(In millions)
Balance at February 2, 2008	$14
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	1
Reductions for tax positions of prior years	(2)
Settlements with taxing authorities	(1)
Balance at January 31, 2009	$12

Included in the balance of unrecognized tax benefits at January 31, 2009, is $13 million in unrecognized tax benefits, the recognition of which would have an effect on the effective tax rate.  The amount differs from the gross unrecognized tax benefits presented in the table due to the increase in U.S. federal income taxes which would occur upon recognition of penalties and interest from uncertain tax positions, offset by the state tax benefits included therein.

Our policy continues to be to classify all income tax related interest and penalties as income tax expense.  During the year ended January 31, 2009, we recognized $1 million in income tax interest and penalties.  As of January 31, 2009, we have an accrual of $4 million for potential payment of interest and penalties.

We identified our federal tax return, Canadian tax return, and state tax returns in California, Florida, Illinois, Michigan, New York, North Carolina, Pennsylvania, and Texas as “major” tax jurisdictions.  The periods subject to examination for our federal return are 2002 to present, 2004 to present for our Canadian return, and 2004 to present for all major state returns except for California, which has a period subject to examination from 1998 to present. We do not anticipate significant changes in unrecognized tax benefits during the coming fiscal year.

Note 8.  Share-Based Compensation

On February 15, 2007, our stockholders and Board of Directors approved the 2006 Equity Incentive Plan (“2006 Plan”), which provides for the grant of share-based awards exercisable for up to 14.2 million shares of Common Stock.  Generally, awards vest ratably over five years and expire eight years from the grant date.  We plan to issue new shares of our Common Stock to satisfy share issuance upon option exercises. Share-based compensation expense for fiscal 2008 and fiscal 2007 was approximately $8 million and $6 million, respectively.

On June 30, 2006, the then-Board of Directors approved a resolution that provided for a contingent cash settlement feature within the options granted under the various previous plans. The cash settlement feature was contingent upon consummation of the Merger. On the Merger date, all options outstanding as of the Merger date were exchanged for the right to receive the excess of $44.00 per share over the exercise price of the underlying option.  As a result, our share-based compensation expense in fiscal 2006 was approximately $134 million.

The fair value for options granted under SFAS No. 123(R) was estimated at the date of grant using the Black-Scholes-Merton option valuation model with the following assumptions:

	Fiscal Year
Assumptions (1)	2008	2007	2006
Risk-free interest rates (2)	1.9% - 3.6%	3.4% - 5.0%	4.6% - 4.9%
Expected dividend yield	0.0%	0.0%	1.0%
Expected volatility rates of our Common Stock (3)	31.1% - 43.6%	30.1% - 38.2%	22.6% - 30.6%
Expected life of options (in years) (4)	5.5 - 7.5	5.5 - 7.5	2.5 - 3.0

(1)	Forfeitures were estimated based on historical experience and anticipated events.

(2)	Based on constant maturity interest rates for U.S. Treasury instruments with terms consistent with the expected lives of the awards.

(3)	We considered both the historical volatility as well as implied volatilities from the exchange-traded options on the common stock from a peer group of companies.

(4)	Expected lives were based on an analysis of historical exercise and post-vesting employment termination behavior.

Our fiscal 2008 stock option activity and other summary data are summarized in the following tables:

	Fiscal Year 2008 Activity
	Outstanding				Outstanding	Exercisable
	at Beginning			Forfeited/	at End of	at End of
	of Year	Granted	Exercised	Expired	Year	Year
	(In millions, except per share data)

Number of options	11	3	—	(4)	10	1
Weighted average exercise price	$26.25	$26.25	$—	$26.25	$26.25	$15.00

					As of January 31, 2009
					Options	Options
					Outstanding	Exercisable
Aggregate intrinsic value					$—	$—
Weighted average remaining life in years					6.5	6.2

As of the beginning of fiscal 2008, there were 11 million nonvested options with a weighted average fair value of $3.82 per share.  At the end of fiscal 2008, there were 9 million nonvested options with a weighted average fair value of $3.95 per share.

	Fiscal Year
	2008	2007	2006
	(In millions, except per share data)
Weighted average fair value of options granted during the year (per share)	$4.26	$3.82	$2.47
Total intrinsic value of options exercised during the year	$—	$—	$214
Total fair value of options that vested during the year	$6	$—	$78

As of January 31, 2009, compensation cost not yet recognized related to nonvested awards totaled $27 million and is expected to be recognized over a weighted average period of 3.5 years.

As of January 31, 2009, there are 120,800 shares of restricted stock outstanding.

Note 9.  Derivative Instruments

We are exposed to fluctuations in exchange rates between the US and Canadian dollar, which is the functional currency of our Canadian subsidiary. During the second quarter of fiscal 2008, we executed foreign currency forward contracts to mitigate the effects of currency fluctuations, which we designated as a cash flow hedge. The objective of the forward contracts is to hedge intercompany payments for forecasted purchases of inventory by our Canadian subsidiary, which are denominated in US dollars. The term of this cash flow hedge extends through the first quarter of fiscal 2009.

To achieve our objective and to minimize the risk of ineffectiveness, the notional values represent a portion of our Canadian subsidiary’s forecasted intercompany purchases. Hedge ineffectiveness is recorded in Other (income) and expense, net in the Consolidated Statement of Operations, as required. For the year ended January 31, 2009, the ineffective portion of the hedge was immaterial.

For the portion of the hedge that is effective, the change in fair value of that hedge will initially be recorded in Accumulated other comprehensive income in the Consolidated Statement of (Deficit) Equity. As the underlying inventory is sold to our customers, amounts will be reclassified from Accumulated other comprehensive income to Cost of sales and occupancy expense in the Consolidated Statement of Operations. We also classify the cash flows from derivative instruments in prepaid and other in the Consolidated Statement of Cash Flows. The change in fair value of the hedge for the year ended January 31, 2009 was $2 million.

The table below provides the remaining quarterly notional values and the average CAD/USD exchange rate associated with the hedge (dollars in millions).

	Outstanding Notional Amount
Settlement Period	CAD Amount	USD Amount	Contract Rate
Quarter 1, 2009	$12.2	$12.2	1.001

Note 10.  Fair Value Measurements

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

•                  Level 3 — Instruments whose significant inputs are unobservable.

The following table presents net financial assets (liabilities) accounted for at fair value on a recurring basis as of January 31, 2009 (in millions):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$3	$—	$—	$3
Foreign Currency Derivative Instruments	—	2	—	2

Cash equivalents consist of highly liquid investments, with a maturity of 90 days or less at the date of purchase, including U.S. Treasury bills, various government obligations, and money market funds.

Derivatives in Level 2 are measured based on a variety of pricing factors, which include the market price of the derivative instrument available in the dealer-market, and have been corroborated with market data. See Note 9 for additional information on our derivative instruments.

Note 11.  Retirement Plans

We sponsor a 401(k) Savings Plan for our eligible employees and certain of our subsidiaries. Participation in the 401(k) Savings Plan is voluntary and available to any employee who is 21 years of age and has completed 500 hours of service in a six-month eligibility period. Participants may elect to contribute up to 15% of their considered compensation on a pre-tax basis and up to 10% on an after-tax basis. In accordance with the provisions of the 401(k) Savings Plan, we make a matching cash contribution to the account of each participant in an amount equal to 50% of the participant’s pre-tax contributions that do not exceed 6% of the participant’s considered compensation for the year. Matching contributions, and the actual earnings thereon, vest to the participants based on years of continuous service, with 100% vesting after three years. Our matching contribution expense, net of forfeitures, was $3 million for each of fiscal 2008, 2007 and 2006.

Note 12.  Commitments and Contingencies

Commitments

We operate stores and use distribution centers, office facilities, and equipment that are generally leased under non-cancelable operating leases, the majority of which provide for renewal options. Future minimum annual rental commitments for all non-cancelable operating leases as of January 31, 2009 are as follows (in millions):

Operating Leases
For the Fiscal Year:
2009	$325
2010	293
2011	251
2012	207
2013	165
Thereafter	373
Total minimum rental commitments	$1,614

Rental expense applicable to non-cancelable operating leases was $312 million, $293 million, and $280 million, in fiscal 2008, 2007, and 2006, respectively.

As of January 31, 2009, we had commitments outstanding for purchase obligations related to merchandise inventories of approximately $40 million.

Employee Class Action Claims

Cotton Claim

On December 20, 2002, James Cotton, a former store manager of Michaels of Canada, ULC, our wholly-owned subsidiary, and Suzette Kennedy, a former assistant manager of Michaels of Canada, commenced a purported class proceeding against Michaels of Canada and Michaels Stores, Inc. on behalf of themselves and current and former employees employed in Canada. The Cotton claim was filed in the Ontario Superior Court of Justice and alleges that the defendants violated employment standards legislation in Ontario and other provinces and territories of Canada by failing to pay overtime compensation as required by that legislation. The Cotton claim also alleges that this conduct was in breach of the contracts of employment of those individuals. The Cotton claim seeks a declaration that the defendants have acted in breach of applicable legislation, payment to current and former employees for overtime, damages for breach of contract, punitive, aggravated and exemplary damages, interest, and costs. In May of 2005, the plaintiffs delivered material in support of their request that this action be certified as a class proceeding. Michaels filed and served its responding materials opposing class certification on January 31, 2006. The parties reached a settlement for an immaterial amount in February 2009.  Subsequently a motion to dismiss the case was filed and it is expected that the Court will issue an order dismissing the case prior to the end of the first quarter of fiscal 2009.

DeJoseph Claim

On December 29, 2006, John DeJoseph, a former Michaels store manager in Valencia, California, commenced a purported class action proceeding against Michaels Stores, Inc. on behalf of himself and current and former salaried store managers employed in California from May 10, 2002 to the present. The DeJoseph suit was filed in the Superior Court of California, County of Los Angeles.  The DeJoseph suit alleges that Michaels failed to pay overtime wages, provide meal periods, accurately record hours worked, provide itemized employee wage statements, and that Michaels unlawfully made deductions from employees’ earnings.  The DeJoseph suit additionally alleges that the foregoing conduct was in breach of California’s unfair competition law.  The plaintiff seeks injunctive relief, damages for unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs.  In April 2008, the Court certified the class as to monetary relief for the overtime claim, but denied certification as to the wage statement and meal break claims plus the injunctive relief portion of the overtime claim.  In March 2009 the Court reconsidered and de-certified the class with respect to the overtime claims. The case will proceed with the three individual plaintiffs. We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We are unable to estimate a range of loss, if any, in this case.

Consumer Class Action Claims

Carson Claim

On August 15, 2008, Linda Carson, a consumer, filed a purported class action proceeding in Superior Court of California, County of San Diego.  Carson filed this action against Michaels Stores, Inc., on behalf of herself and all similarly-situated California consumers.  The Carson suit alleges that Michaels unlawfully requested and recorded personally identifiable information (i.e., her zip code) as part of a credit card transaction.  The plaintiff seeks statutory penalties, costs, interest, and attorneys’ fees.  We contested certification of this claim as a class action and filed a motion to dismiss the claim.  On March 9, 2009, the Court dismissed the case with prejudice.

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

Note 13.  Concentration of Credit Risk

We periodically invest our excess cash and equivalents in money market funds and trusts, which are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other financial or government institution. We also deposit a portion of our cash and equivalents with numerous federally-insured financial institutions, the balances of which often exceed $250,000. The Federal Deposit Insurance Corporation insures each account up to a maximum of $250,000 of the aggregate account balance with each institution. We believe counterparty default risk is low as we only use financial institutions with investment grade ratings or funds and trusts that invest in securities with investment grade ratings and that possess the necessary liquidity to satisfy our redemption needs.

Note 14.  Segments and Geographic Information

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

Our chief operating decision makers evaluate historical operating performance and plan and forecast of future periods’ operating performance based on earnings before interest, income taxes, discontinued operations, goodwill impairment, depreciation and amortization (“EBITDA”). In addition, an element of base incentive compensation targets for certain management personnel are based on EBITDA. A reconciliation of EBITDA to (loss)/income before income taxes and discontinued operations is presented below.

	Fiscal Year
	2008	2007	2006
(Loss) income before income taxes and discontinued operations	$(2)	$(17)	$115
Interest expense	302	378	105
Interest income	—	(1)	(10)
Depreciation and amortization	129	125	119
EBITDA	$429	$485	$329

Our sales and assets by country are as follows:

	Net Sales	Total Assets
	(in millions)
Fiscal 2008:
United States	$3,517	$1,535
Canada	300	90
Consolidated total	$3,817	$1,625

Fiscal 2007:
United States	$3,558	$1,507
Canada	304	107
Consolidated total	$3,862	$1,614

Fiscal 2006:
United States	$3,578	$1,610
Canada	265	83
Consolidated total	$3,843	$1,693

We present assets based on their physical, geographic location. Certain assets located in the United States are also used to support our Canadian operations, but we do not allocate these assets to Canada.

Note 15.  Related Party Transactions

We pay annual management fees to the Sponsors in the amount of $12 million and an annual management fee to Highfields Capital Management LP in the amount of $1 million. We recognized $14 million, $13 million and $3 million of expense in fiscal 2008, 2007 and 2006, respectively, related to annual management fees.

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

Bain Capital owns a majority ownership stake in an external vendor we utilize to print our circular advertisements.  Payments associated with this vendor during fiscal 2008, fiscal 2007 and fiscal 2006 were $44 million, $46 million and $44 million, respectively, and are included in selling, general and administrative expense on the Consolidated Statements of Operations

During the first quarter of fiscal 2007, The Blackstone Group acquired a majority ownership stake in an external vendor we utilize to count our store inventory. Payments associated with this vendor during fiscal 2008 and fiscal 2007 were $6 million and $5 million, respectively, and are included in selling, general and administrative expense on the Consolidated Statements of Operations.

During the third quarter of fiscal 2007, Bain Capital acquired an ownership stake in an external vendor we utilize for non-merchandise supplies.  Payments associated with this vendor during each of fiscal 2008 and fiscal 2007 were approximately $3 million, and are included in selling, general and administrative expense on the Consolidated Statements of Operations.

During fiscal 2008, we began utilizing an external vendor for waste management services that is partially owned by The Blackstone Group. Payments associated with this vendor during fiscal 2008 were $3 million, and are included in selling, general and administrative expense on the Consolidated Statements of Operations.

During the first quarter of fiscal 2008, The Blackstone Group acquired an ownership stake in an external vendor we utilize for all of the candy-type items in our stores.  Payments associated with this vendor during fiscal 2008 were $18 million, and are recognized in cost of sales as the sales are incurred.

The Company periodically provides officers of Michaels Stores, Inc. and its subsidiaries the opportunity to purchase shares of our Common Stock. There were no shares sold to officers during fiscal 2008. During fiscal 2007, the Company sold 541,006 shares to officers. Also, during fiscal 2008 and fiscal 2007, we repurchased 111,334 shares and 93,333 shares, respectively, from officers who are no longer with the Company.

In connection with the consummation of the Merger, the Company entered into a Separation Agreement with each of Charles Wyly and Sam Wyly, executive officers and directors of the Company prior to the Merger.  Under the Separation Agreements, each of Charles Wyly and Sam Wyly received a lump sum payment of $3 million in exchange for his agreement to adhere to certain non-competition, non-solicitation and confidentiality restrictions. We amortized these Separation Agreements over two years.

Donald R. Miller, Jr., the son-in-law of Charles J. Wyly, Jr., was Vice President — Market Development of Michaels until his departure on November 1, 2006.  In fiscal 2006, we paid Mr. Miller $212,000 in salary.  Mr. Miller also earned a fiscal 2006 cash bonus of $80,153 and received $177,470 in other fiscal 2006 compensation, including premium payments for life and long-term disability insurance, Company contributions to the 401(k) plan, medical benefits, other perquisites and personal benefits and tax gross-up payments.  In addition, upon his resignation, Mr. Miller became entitled to severance benefits under a Change in Control Agreement dated April 26, 2006, and a bonus under a Change in Control Bonus Plan, the terms of each of which are described under “Item 11. Executive Compensation — Executive and Director Compensation — Potential Payments upon Termination or Change in Control — Rights and Potential Payments Upon a Change in Control.”  Under the Change in Control Agreement and the Change in Control Bonus Plan, Mr. Miller was paid the aggregate amount of $867,000 and became entitled to a continuation for two years of welfare and fringe benefits, at an estimated cost to the Company of $73,493.  Mr. Miller was also entitled to reimbursement for outplacement services of up to $50,000.

Note 16.  Condensed Consolidating Financial Information

All of the Company’s obligations under the Senior Notes, Senior Subordinated Notes, Subordinated Discount Notes, Senior secured term loan, and Asset-based revolving credit facility are guaranteed by the Parent and Guarantor subsidiaries. Currently, Aaron Brothers Card Services, LLC is a non-guarantor subsidiary that was organized on July 11, 2008. As of January 31, 2009, the financial statements of Aaron Brothers Card Services, LLC were immaterial.

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

Supplemental Condensed Consolidating Statement of Operations

	Fiscal Year 2008
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$3,356	$2,206	$(1,745)	$3,817
Cost of sales and occupancy expense	2,342	1,834	(1,745)	2,431
Gross profit	1,014	372	—	1,386
Selling, general, and administrative expense	934	126	—	1,060
Transaction expenses	—	—	—	—
Related party expenses	16	—	—	16
Store pre-opening costs	6	—	—	6
Operating income	58	246	—	304
Interest expense	302	—	—	302
Other (income) and expense, net	—	4	—	4
Intercompany charges (income)	76	(76)	—	—
Equity in earnings of subsidiaries	318	—	(318)	—
(Loss) income before income taxes and discontinued operations	(2)	318	(318)	(2)
Provision for income taxes	3	123	(123)	3
(Loss) income before discontinued operations	(5)	195	(195)	(5)
Discontinued operations loss, net of income tax	—	—	—	—
Net (loss) income	$(5)	$195	$(195)	$(5)

Supplemental Condensed Consolidating Statement of Operations

	Fiscal Year 2007
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$3,383	$2,012	$(1,533)	$3,862
Cost of sales and occupancy expense	2,274	1,642	(1,533)	2,383
Gross profit	1,109	370	—	1,479
Selling, general, and administrative expense	918	133	—	1,051
Transaction expenses	29	—	—	29
Goodwill impairment	—	22	—	22
Related party expenses	17	—	—	17
Store pre-opening costs	5	1	—	6
Operating income	140	214	—	354
Interest expense	378	—	—	378
Other (income) and expense, net	(1)	(6)	—	(7)
Intercompany charges (income)	79	(79)	—	—
Equity in earnings of subsidiaries	299	—	(299)	—
(Loss) income before income taxes and discontinued operations	(17)	299	(299)	(17)
Provision for income taxes	5	120	(120)	5
(Loss) income before discontinued operations	(22)	179	(179)	(22)
Discontinued operations loss, net of income tax	(10)	—	—	(10)
Net (loss) income	$(32)	$179	$(179)	$(32)

Supplemental Condensed Consolidating Statement of Operations

	Fiscal Year 2006
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$3,393	$1,867	$(1,417)	$3,843
Cost of sales and occupancy expense	2,281	1,500	(1,417)	2,364
Gross profit	1,112	367	—	1,479
Selling, general, and administrative expense	904	119	—	1,023
Transaction expenses	205	—	—	205
Goodwill impairment	—	—	—	—
Related party expenses	38	—	—	38
Store pre-opening costs	4	1	—	5
Operating (loss) income	(39)	247	—	208
Interest expense	105	—	—	105
Other (income) and expense, net	(12)	—	—	(12)
Intercompany charges (income)	83	(83)	—	—
Equity in earnings of subsidiaries	330	—	(330)	—
Income (loss) before income taxes and discontinued operations	115	330	(330)	115
Provision (benefit) for income taxes	71	126	(126)	71
Income (loss) before discontinued operations	44	204	(204)	44
Discontinued operations loss, net of income tax	(3)	—	—	(3)
Net income (loss)	$41	$204	$(204)	$41

Supplemental Condensed Consolidating Balance Sheet

	January 31, 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$26	$7	$—	$33
Merchandise inventories	627	273	—	900
Intercompany receivables	—	387	(387)	—
Other	62	54	—	116
Total current assets	715	721	(387)	1,049
Property and equipment, net	284	98	—	382
Goodwill, net	94	—	—	94
Investment in subsidiaries	488	—	(488)	—
Other assets	80	20	—	100
Total assets	$1,661	$839	$(875)	$1,625

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$15	$215	$—	$230
Accrued liabilities and other	200	75	—	275
Current portion of long-term debt	173	—	—	173
Intercompany payable	387	—	(387)	—
Other	(32)	35	—	3
Total current liabilities	743	325	(387)	681
Long-term debt	3,756	—	—	3,756
Other long-term liabilities	49	26	—	75
Total stockholders’ (deficit) equity	(2,887)	488	(488)	(2,887)
Total liabilities and stockholders’ (deficit) equity	$1,661	$839	$(875)	$1,625

Supplemental Condensed Consolidating Balance Sheet

	February 2, 2008
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$26	$3	$—	$29
Merchandise inventories	622	223	—	845
Intercompany receivables	—	250	(250)	—
Other	61	45	—	106
Total current assets	709	521	(250)	980
Property and equipment, net	308	125	—	433
Goodwill, net	94	—	—	94
Investment in subsidiaries	325	—	(325)	—
Other assets	91	16	—	107
Total assets	$1,527	$662	$(575)	$1,614

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$29	$192	$—	$221
Accrued liabilities and other	249	83	—	332
Current portion of long-term debt	122	—	—	122
Intercompany payable	250	—	(250)	—
Other	(37)	41	—	4
Total current liabilities	613	316	(250)	679
Long-term debt	3,741	—	—	3,741
Other long-term liabilities	65	21	—	86
Total stockholders’ (deficit) equity	(2,892)	325	(325)	(2,892)
Total liabilities and stockholders’ (deficit) equity	$1,527	$662	$(575)	$1,614

Supplemental Condensed Consolidating Statement of Cash Flows

	Fiscal Year 2008
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net cash provided by operating activities	$47	$192	$(180)	$59

Investing activities:
Cash paid for property and equipment	(77)	(8)	—	(85)
Net cash used in investing activities	(77)	(8)	—	(85)

Financing activities:
Net borrowings of long-term debt	27	—	—	27
Intercompany dividends	—	(180)	180	—
Other financing activities	3	—	—	3
Net cash provided by (used in) financing activities	30	(180)	180	30

Increase in cash and equivalents	—	4	—	4
Beginning cash and equivalents	26	3	—	29
Ending cash and cash equivalents	$26	$7	$—	$33

Supplemental Condensed Consolidating Statement of Cash Flows

	Fiscal Year 2007
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net cash provided by operating activities	$236	$244	$(212)	$268

Investing activities:
Cash paid for property and equipment	(68)	(32)	—	(100)
Net cash used in investing activities	(68)	(32)	—	(100)

Financing activities:
Net repayments of long-term debt	(134)	—	—	(134)
Intercompany dividends	—	(212)	212	—
Other financing activities	(35)	—	—	(35)
Net cash used in financing activities	(169)	(212)	212	(169)

Decrease in cash and equivalents	(1)	—	—	(1)
Beginning cash and equivalents	27	3	—	30
Ending cash and equivalents	$26	$3	$—	$29

Supplemental Condensed Consolidating Statement of Cash Flows

	Fiscal Year 2006
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net cash provided by operating activities	$133	$206	$(182)	$157

Investing Activities:
Cash paid for property and equipment	(108)	(35)	—	(143)
Net cash used in investing activities	(108)	(35)	—	(143)

Financing Activities:
Net borrowing of long-term debt	3,825	—	—	3,825
Equity investment of the Sponsors	1,649	—	—	1,649
Payment for old Common Stock in the Merger	(5,806)	—	—	(5,806)
Cash dividends paid to stockholders	(58)	—	—	(58)
Intercompany dividends	—	(182)	182	—
Repurchase of Old Common Stock	(66)	—	—	(66)
Other financing activities	50	(30)	—	20
Net cash used in financing activities	(406)	(212)	182	(436)

Decrease in cash and equivalents	(381)	(41)	—	(422)
Beginning cash and equivalents	408	44	—	452
Ending cash and equivalents	$27	$3	$—	$30

Note 17.  Subsequent Event

During the first quarter of fiscal 2009, we purchased an interest rate cap to hedge the variability of cash flows associated with our interest payments on our Senior secured term loan that result from fluctuations in the three-month LIBOR rate. The cap limits our interest exposure on a notional value of $2.0 billion to the lesser of the three-month Libor rate or 7.0%. The term of the cap is from April 15, 2009 through April 15, 2015.

MICHAELS STORES, INC.

UNAUDITED SUPPLEMENTAL QUARTERLY FINANCIAL DATA

(in millions)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2008 (1):
Net sales	$847	$796	$906	$1,268
Cost of sales and occupancy expense	521	518	584	808
Gross profit	326	278	322	460
Selling, general, and administrative expense	272	246	247	295
Operating income	48	27	68	161
(Loss) income before discontinued operations	(20)	(30)	(20)	65
Net (loss) income	(20)	(30)	(20)	65

Fiscal 2007 (2):
Net sales	$839	$788	$934	$1,301
Cost of sales and occupancy expense	513	498	591	781
Gross profit	326	290	343	520
Selling, general, and administrative expense (3)	254	242	262	293
Operating income	60	27	67	200
(Loss) income before discontinued operations	(22)	(43)	(13)	56
Net (loss) income	(23)	(44)	(18)	53

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. Our interim periods each contain 13 weeks, with the first quarter ending on a Saturday 13 weeks after the end of our previous fiscal year. For fiscal years that contain 53 weeks, our fourth quarter contains 14 weeks.

(1)    See Item 9B. Other Information for a discussion of certain modifications made to our previously reported fiscal 2008 year end results.

(2)    Amounts have been adjusted from amounts previously reported on our Quarterly Reports on Form 10-Q to reflect discontinued operations, as applicable, for each period.

(3)    Fiscal 2007 selling, general, and administrative expense amounts have been adjusted from amounts previously reported on our Quarterly Reports on Form 10-Q to include expenses associated with an external vendor, owned by The Blackstone Group, who provides inventory count services. These expenses were previously reported as Related Party Expenses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2009	MICHAELS STORES, INC.

	By:	/s/ Elaine D. Crowley
Elaine D. Crowley
Executive Vice President - Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brian C. Cornell	Chief Executive Officer	April 2, 2009
Brian C. Cornell	(Principal Executive Officer)

/s/ Elaine D. Crowley	Executive Vice President - Chief Financial Officer	April 2, 2009
Elaine D. Crowley	(Principal Financial Officer)

/s/ Richard S. Jablonski	Vice President – Finance and Controller	April 2, 2009
Richard S. Jablonski	(Principal Accounting Officer)

/s/ Josh Bekenstein	Director	April 2, 2009
Josh Bekenstein

/s/ Michael S. Chae	Director	April 2, 2009
Michael S. Chae

/s/ Gerry M. Murphy	Director	April 2, 2009
Gerry M. Murphy

/s/ Todd M. Cook	Director	April 2, 2009
Todd M. Cook

/s/ Lewis S. Klessel	Director	April 2, 2009
Lewis S. Klessel

/s/ Matthew S. Levin	Director	April 2, 2009
Matthew S. Levin

/s/ James A. Quella	Director	April 2, 2009
James A. Quella

/s/ Peter F. Wallace	Director	April 2, 2009
Peter F. Wallace

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

10.1	Michaels Stores, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on February 21, 2007, SEC File No. 001-09338).*

10.2	Form of Stock Option Agreement under the Registrant’s 2006 Equity Incentive Plan (previously filed as Exhibit 10.2 to Form 8-K filed by Registrant on February 21, 2007, SEC File No. 001-09338).*

10.3

Form of Restricted Stock Award Agreement under the Michaels Stores, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.3 to Form 10-Q filed by the Registrant on June 6, 2008, SEC File No. 001-09338).*

10.4	Form of Change in Control Severance Agreement (previously filed as Exhibit 10.2 to Form 10-Q filed by Registrant on June 13, 2006, SEC File No. 001-09338).*

10.5	Form of Change in Control Retention Bonus Plan (previously filed as Exhibit 10.3 to Form 10-Q filed by Registrant on June 13, 2006, SEC File No. 001-09338).*

10.6	Fiscal Year 2008 Bonus Plan Summary for Executive Officers (previously filed as Exhibit 10.1 to Form 8-K filed by Registrant on April 9, 2008, SEC File No. 001-09338).*

10.7	Form of Fiscal Year 2008 Bonus Plan (previously filed as Exhibit 10.1 to Form 10-Q filed by Registrant on June 6, 2008, SEC File No. 001-09338).*

10.8

Employment Agreement, dated June 4, 2007, between Michaels Stores, Inc. and Brian C. Cornell (previously filed as Exhibit 10.2 to Form 10-Q filed by Registrant on June 11, 2007, SEC File No. 001-09338).*

10.9	Letter Agreement, dated May 19, 2008, between Michaels Stores, Inc. and Shelley G. Broader (previously filed as Exhibit 10.4 to Form 10-Q filed by Registrant on June 6, 2008, SEC File No. 001-09338).*

10.10	Letter Agreement dated July 17, 2008, between Michaels Stores, Inc. and Elaine D. Crowley (previously filed as

Exhibit 99.2 to Form 8-K filed by Registrant on July 24, 2008, SEC File No. 001-09338).*

10.11

Restricted Stock Award Agreement, dated June 4, 2007, between Michaels Stores, Inc. and Brian C. Cornell (previously filed as Exhibit 10.4 to Form 10-Q filed by Registrant on June 11, 2007, SEC File No. 001-09338).*

10.12

Stock Option Agreement, dated June 4, 2007, between Michaels Stores, Inc. and Brian C. Cornell (previously filed as Exhibit 10.5 to Form 10-Q filed by Registrant on June 11, 2007, SEC File No. 001-09338).*

10.13

Stockholders Agreement, dated as of October 31, 2006, among Michaels Stores, Inc. and certain stockholders thereof (previously filed as Exhibit 10.1 to Form 10-Q filed by Registrant on December 7, 2006, SEC File No. 001-09338).

10.14

Amended and Restated Stockholders Agreement, dated as of February 16, 2007, among Michaels Stores, Inc. and certain stockholders thereof (previously filed as Exhibit 10.23 to Form 10-K filed by Registrant on May 3, 2007, SEC File No. 001-09338).

10.15

Management Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Bain Capital Partners, LLC and Blackstone Management Partners V LLC (previously filed as Exhibit 10.2 to Form 10-Q filed by Registrant on December 7, 2006, SEC File No. 001-09338).*

10.16

Management Agreement, dated as of October 31, 2006, between Michaels Stores, Inc. and Highfields Capital Management LP (previously filed as Exhibit 10.3 to Form 10-Q filed by Registrant on December 7, 2006, SEC File No. 001-09338).*

10.17	Michaels Stores, Inc. Amended Officer Severance Pay Plan (filed herewith).*

10.18	Separation and Release Agreement, dated April 9, 2008, between Michaels Stores, Inc. and Jeffrey N. Boyer (filed herewith).*

10.19

Separation and Release Agreement, dated May 27, 2008, between Michaels Stores, Inc. and Harvey S. Kanter (previously filed as Exhibit 10.5 to Form 10-Q filed by Registrant on June 6, 2008, SEC File No. 001-09338).*

10.20

Separation Agreement and Release, dated July 2, 2008, between Michaels Stores, Inc. and Thomas M. Bazzone (previously filed as Exhibit 10.5 to Form 8-K filed by Registrant on July 9, 2008, SEC File No. 001-09338).*

10.21

Separation Agreement, dated October 31, 2006, between Charles J. Wyly, Jr. and Michaels Stores, Inc. (previously filed as Exhibit 10.27 to Form 10-K filed by Registrant on May 3, 2007, SEC File No. 001-09338).*

10.22	Separation Agreement, dated October 31, 2006, between Sam Wyly and Michaels Stores, Inc. (previously filed as Exhibit 10.28 to Form 10-K filed by Registrant on May 3, 2007, SEC File No. 001-09338).*

10.23

Form of Director Indemnification Agreement between Michaels Stores, Inc. and certain directors thereof (previously filed as Exhibit 10.36 to Form 10-K filed by Registrant on March 30, 2006, SEC File No. 001-09338).

10.24

Form of Officer Indemnification Agreement between Michaels Stores, Inc. and certain officers thereof (previously filed as Exhibit 10.37 to Form 10-K filed by Registrant on March 30, 2006, SEC File No. 001-09338).

10.25

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

10.28

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

10.29	Master Services Agreement, dated as of January 16, 2009, by and between Michaels Stores, Inc. and Tata America International Corporation (filed herewith).

10.30	Michaels Stores, Inc. Employees 401(k) Plan, effective March 1, 2009 (filed herewith).*

21.1	Subsidiaries of Michaels Stores, Inc. (previously filed as Exhibit 21.1 to Form 10-K filed by Registrant on April 11, 2005, SEC File No. 001-09338).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certifications of Brian C. Cornell pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Elaine D. Crowley pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*  Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.