Form 10-Q
period 2009-05-02
MICHAELS STORES INC
filed 2009-06-05
CIK 740670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2009

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*  Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). *  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 30, 2009, 118,442,246 shares of the Registrant’s Common Stock were outstanding.

*The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

MICHAELS STORES, INC.

FORM 10-Q

MICHAELS STORES, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	May 2,	January 31,	May 3,
	2009	2009	2008
ASSETS
Current assets:
Cash and equivalents	$32	$33	$42
Merchandise inventories	890	900	841
Prepaid expenses and other	71	73	70
Deferred income taxes	41	41	31
Income tax receivable	12	2	19
Total current assets	1,046	1,049	1,003
Property and equipment, at cost	1,222	1,214	1,168
Less accumulated depreciation	(859)	(832)	(748)
	363	382	420
Goodwill	94	94	94
Debt issuance costs, net of accumulated amortization of $43, $39, and $26, respectively	82	86	99
Deferred income taxes	13	12	—
Other assets	15	2	3
	204	194	196
Total assets	$1,613	$1,625	$1,619

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$213	$230	$191
Accrued liabilities and other	249	275	273
Current portion of long-term debt	196	173	235
Income taxes payable	—	2	—
Current liabilities - discontinued operations	1	1	2
Total current liabilities	659	681	701
Long-term debt	3,761	3,756	3,744
Deferred income taxes	—	—	4
Other long-term liabilities	74	74	79
Long-term liabilities - discontinued operations	—	1	1
Total long-term liabilities	3,835	3,831	3,828
	4,494	4,512	4,529
Commitments and contingencies
Stockholders’ deficit:
Common Stock, $0.10 par value, 220,000,000 shares authorized; 118,376,402 shares issued and outstanding at May 2, 2009; 118,376,402 shares issued and outstanding at January 31, 2009; 118,415,735 shares issued and outstanding at May 3, 2008	12	12	12
Additional paid-in capital	30	27	16
Accumulated deficit	(2,927)	(2,931)	(2,947)
Accumulated other comprehensive income	4	5	9
Total stockholders’ deficit	(2,881)	(2,887)	(2,910)
Total liabilities and stockholders’ deficit	$1,613	$1,625	$1,619

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)
(Unaudited)

	Quarter Ended
	May 2,	May 3,
	2009	2008
Net sales	$852	$847
Cost of sales and occupancy expense	537	521
Gross profit	315	326
Selling, general, and administrative expense	246	272
Related party expenses	4	4
Store pre-opening costs	1	2
Operating income	64	48
Interest expense	63	78
Other (income) and expense, net	(6)	—
Income (loss) before income taxes	7	(30)
Provision (benefit) for income taxes	3	(10)
Net income (loss)	$4	$(20)

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Quarter Ended
	May 2,	May 3,
	2009	2008
Operating activities:
Net income (loss)	$4	$(20)
Adjustments:
Depreciation and amortization	30	31
Share-based compensation	2	3
Deferred financing costs amortization	4	4
Accretion of subordinated discount notes	11	9
Changes in assets and liabilities:
Merchandise inventories	10	4
Prepaid expenses and other	1	—
Deferred income taxes and other	(13)	1
Accounts payable	(9)	(38)
Accrued interest	(30)	(53)
Accrued liabilities and other	5	(9)
Income taxes receivable	(13)	(13)
Other long-term liabilities	—	(2)
Net cash provided by (used in) operating activities	2	(83)

Investing activities:
Additions to property and equipment	(11)	(21)
Net cash used in investing activities	(11)	(21)

Financing activities:
Borrowings on asset-based revolving credit facility	236	304
Payments on asset-based revolving credit facility	(212)	(193)
Repayments on senior secured term loan facility	(6)	(6)
Payment of capital leases	—	(3)
Change in cash overdraft	(10)	14
Other	—	1
Net cash provided by financing activities	8	117

Net (decrease) increase in cash and equivalents	(1)	13
Cash and equivalents at beginning of period	33	29
Cash and equivalents at end of period	$32	$42

Supplemental Cash Flow Information:
Cash paid for interest	$78	$117
Cash paid for income taxes	$14	$5

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended May 2, 2009
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

The balance sheet at January 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

In the opinion of management, all adjustments (consisting of normal recurring accruals and other items, as disclosed) considered necessary for a fair presentation have been included.

Because of the seasonal nature of our business, the results of operations for the quarter ended May 2, 2009 are not indicative of the results to be expected for the entire year.

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. All references herein to “fiscal 2009” relate to the 52 weeks ending January 30, 2010, and all references to “fiscal 2008” relate to the 52 weeks ended January 31, 2009. In addition, all references herein to “the first quarter of fiscal 2009” relate to the 13 weeks ended May 2, 2009, and all references to “the first quarter of fiscal 2008” relate to the 13 weeks ended May 3, 2008.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements.  SFAS 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In November 2007, the FASB placed a one year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities; however, SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements.  On February 3, 2008, we adopted the provisions of SFAS 157 related to financial assets and liabilities and on February 1, 2009, we adopted the provisions related to nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. These adoptions had no impact on our consolidated financial statements.   See Note 6 for further information regarding fair value measurements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS No. 141, Business Combinations. The statement retains the purchase method of accounting used in business combinations, but replaces SFAS 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction costs and restructuring costs be expensed. In addition, the statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply the provisions of SFAS 141R to any business combinations occurring on or after February 1, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. The statement also requires enhanced disclosures regarding how and why entities use derivative instruments, how derivative instruments and related hedged items are accounted for in accordance with SFAS 133 and its related interpretation, and how derivative instruments and related hedged items affect entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted the new disclosure requirements of SFAS 161 in the first quarter of 2009 as reflected in Note 5.

Note 2.  Share-Based Compensation

On February 15, 2007, our shareholders and Board of Directors approved the 2006 Equity Incentive Plan (“2006 Plan”), which provides for the grant of share-based awards exercisable for up to 14.2 million shares of Common Stock.  The table below sets forth a summary of stock option activity for the quarters ended May 2, 2009 and May 3, 2008. As of May 2, 2009, there were 132,511 shares of restricted stock outstanding, 8.9 million stock options outstanding and up to 5.2 million shares of Common Stock remained available for grant under the 2006 Plan. On June 3, 2009, the Company announced an offer to exchange certain employee stock options issued under Michaels 2006 Equity Incentive Plan (“Exchange Offer”) for new stock options granted on a one-for-one basis. See note 11 for additional information.

	Quarter Ended
	May 2, 2009	May 3, 2008
	(in millions)

Outstanding at beginning of period	10.1	11.1
Grants	0.5	1.1
Cancellations	(1.7)	(1.4)
Outstanding at end of period	8.9	10.8

Generally, awards granted under the 2006 Plan vest ratably over five years and expire eight years from the grant date. The exercise prices of the options ranged from $15 per share to $52.50 per share, as determined by the Board of Directors. Share-based compensation expense associated with these awards was $2 million and $3 million for the first quarter of fiscal 2009 and 2008, respectively.

Note 3.  Debt

Our outstanding debt is detailed in the table below.  We were in compliance with the terms and conditions of all debt agreements for all periods presented.

	May 2, 2009	January 31, 2009	Interest Rate
	(in millions)

Senior notes	$750	$750	10.000%
Senior subordinated notes	400	400	11.375%
Subordinated discount notes	343	332	13.000%
Senior secured term loan	2,291	2,297	Variable
Asset-based revolving credit facility	173	148	Variable
Other	—	2	Variable

Total debt	3,957	3,929

Less current portion	196	173

Long-term debt	$3,761	$3,756

Asset-based revolving credit facility

Our senior secured asset-based revolving credit facility, which we entered into on October 31, 2006, with Banc of America, N.A. and other lenders (the “Asset-based revolving credit facility”) provides senior secured financing of up to $1.0 billion, subject to a borrowing base as described in our Annual Report on Form 10-K. As of May 2, 2009, the borrowing base was $757 million, of which we had unused standby letters of credit of $45 million and $539 million of unused availability.

Senior secured term loan facility

Borrowings under our senior secured term loan facility, which we entered into on October 31, 2006, with Deutsche Bank A.G. New York Branch, and other lenders, (the “Senior secured term loan facility”) bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank and (2) the federal funds effective rate plus ½ of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The applicable margin is subject to downward adjustment based on the ratings threshold set forth in the Senior secured term loan facility agreement. At May 2, 2009, the margin was 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings.

Note 4.  Comprehensive Income (Loss)

Our comprehensive income (loss), net of related tax, is as follows:

	Quarter Ended
	May 2, 2009	May 3, 2008
	(in millions)

Net income (loss)	$4	$(20)
Other comprehensive income (loss):
Foreign currency translation adjustment and other	—	(1)
Comprehensive income (loss)	$4	$(21)

Note 5.  Derivative Instruments

We are exposed to fluctuations in interest rates on our Senior secured term loan. During the first quarter of fiscal 2009, we purchased an interest rate cap to mitigate the effects of interest rate fluctuations. The objective of the cap is to hedge the variability of cash flows associated with our interest payments on our Senior secured term loan that result from fluctuations in the three-month LIBOR rate and does not qualify for hedge accounting under SFAS 133. The cap limits our interest exposure on a notional value of $2.0 billion to the lesser of the three-month Libor rate or 7.0%.  The term of the cap extends to the first quarter of fiscal 2015. The fair value of the cap as of May 2, 2009 was $13 million and is included in Other assets on the Consolidated Balance Sheet. The change in fair value of the cap for the quarter ended May 2, 2009, was $4 million and is recorded in Other (income) and expense, net in the Consolidated Statement of Operations.

We are exposed to fluctuations in exchange rates between the US and Canadian dollar, which is the functional currency of our Canadian subsidiary. We had foreign currency forward contracts in place, beginning during the 2nd quarter of fiscal 2008 and ending during the 1st quarter of fiscal 2009, to mitigate the effects of currency fluctuations. The objective of these forward contracts was to hedge intercompany payments for forecasted purchases of inventory by our Canadian subsidiary, which are denominated in US dollars. For the portion of the hedge that was effective, the change in fair value was recorded in Accumulated other comprehensive income. As the underlying inventory is sold to our customers, amounts will be reclassified from Accumulated other comprehensive income to Cost of sales and occupancy expense. During the first quarter of fiscal 2009, we reclassified $2 million from other comprehensive income into Cost of sales and occupancy expense. An immaterial amount was recognized in other comprehensive income during the 1st quarter of fiscal 2009 related to the effective portion of the hedge. Hedge ineffectiveness was recorded in Other (income) and expense, net. For the quarter ended May 2, 2009, the ineffective portion of the hedge was immaterial.

Note 6. Fair Value Measurements

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

•                  Level 3 — Instruments whose significant inputs are unobservable.

The following table presents net financial assets (liabilities) accounted for at fair value on a recurring basis as of May 2, 2009 (in millions):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$4	$—	$—	$4
Interest Rate Cap	—	13	—	13

Cash equivalents consist of highly liquid investments, with a maturity of 90 days or less at the date of purchase, including U.S. Treasury bills, various government obligations, and money market funds.

Derivatives in Level 2 are measured based on a variety of pricing factors, which include the market price of the derivative instrument available in the dealer-market, which have been corroborated with market data. See Note 5 for additional information on our derivative instruments.

We generally apply fair value techniques on a non-recurring basis associated for the establishment of potential impairment loss related to goodwill pursuant to SFAS 142 and determining the fair value of long-lived assets pursuant to SFAS 144.

Note 7.  Commitments and Contingencies

We are involved in ongoing legal and regulatory proceedings.  Other than those described in the following paragraphs, there were no material changes to our disclosures of commitments and contingencies from our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Employee Claims and Class Actions

Adams Claim

On December 29, 2006, John DeJoseph, a former Michaels store manager in Valencia, California, commenced a purported class action proceeding against Michaels Stores, Inc. on behalf of himself and current and former salaried store managers employed in California from May 10, 2002 to the present.  On June 4, 2008, the class was certified as to certain claims.  However, on a motion for de-certification filed by the Company, the Court de-certified the class on March 12, 2009.  Thereafter, on April 22, 2009, counsel for the former class filed a new action, Adams, et. al. v. Michaels Stores, Inc. in the United States District Court for the Central District of California.  The Adams suit includes approximately 125 individual plaintiffs who were members of the former class in the DeJoseph suit and alleges that Michaels failed to pay overtime wages, provide meal and rest periods (or compensation in lieu thereof), accurately record hours worked and provide itemized employee wage statements.  The Adams suit additionally alleges that the foregoing conduct was in breach of California’s unfair competition law.  The plaintiff seeks injunctive relief, damages for unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs. We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We are unable to estimate a range of loss, if any, in this case.

McLeod Claim

On March 30, 2009, Nicole McLeod, a former Michaels employee, commenced a purported class action proceeding against Michaels Stores, Inc. on behalf of herself and current and former hourly retail employees employed in California from March 30, 2005 to the present. The McLeod suit was filed in the Superior Court of California, County of Los Angeles, and removed by the Company to the United States District Court for the Central District of California.  The McLeod suit alleges that Michaels failed to pay overtime wages and provide meal and rest periods (or compensation in lieu thereof). The McLeod suit also alleges that this conduct was in breach of California’s unfair competition law. The plaintiffs seek injunctive relief, restitution, damages for unpaid wages, waiting time penalties, interest, and attorneys’ fees and costs.  We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We are unable to estimate a range of loss, if any, in this case.

Note 8.  Segments

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

Our chief operating decision makers evaluate historical operating performance, plan and forecast future periods’ operating performance based on earnings before interest, income taxes, and depreciation and amortization (“EBITDA”). In addition, an element of base incentive compensation targets for certain management personnel are based on EBITDA. A reconciliation of EBITDA to income (loss) before income taxes is presented below.

	Quarter Ended
	May 2, 2009	May 3, 2008
	(in millions)

Income (loss) before income taxes	$7	$(30)
Interest expense	63	78
Depreciation and amortization	30	31
EBITDA	$100	$79

Our sales and assets by country are as follows:

	Net Sales	Total Assets
	(in millions)
Quarter ended May 2, 2009:
United States	$792	$1,522
Canada	60	91
Consolidated Total	$852	$1,613

Quarter ended May 3, 2008:
United States	$778	$1,509
Canada	69	110
Consolidated Total	$847	$1,619

We present assets based on their physical, geographic location.  Certain assets located in the United States are also used to support our Canadian operations, but we do not allocate these assets to Canada.

Note 9.  Related Party Transactions

As previously disclosed, on October 31, 2006, substantially all of the Common Stock of Michaels Stores, Inc. was acquired through a merger transaction (the “Merger”) by affiliates of Bain Capital Partners, LLC and The Blackstone Group. We pay annual management fees to Bain Capital Partners, LLC and The Blackstone Group (collectively, together with their applicable affiliates, the “Sponsors”) and Highfields Capital Management LP in the amount of $12 million and $1 million, respectively. We recognized $4 million and $3 million of expense related to annual management fees during the first quarter of fiscal 2009 and fiscal 2008, respectively. These expenses are included in related party expenses on the Consolidated Statements of Operations.

Bain Capital owns a majority ownership stake in an external vendor we utilize to print our circular advertisements.  Payments associated with this vendor during the first quarter of fiscal 2009 and fiscal 2008 were $8 million and $10 million, respectively.  These expenses are included in selling, general and administrative expense on the Consolidated Statements of Operations.

Bain Capital owns an ownership stake in an external vendor we utilize for non-merchandise supplies.  Payments associated with this vendor during the first quarter of each of fiscal 2009 and fiscal 2008 were $1 million.  These expenses are included in selling, general and administrative expense on the Consolidated Statements of Operations.

The Blackstone Group owns a majority ownership stake in an external vendor we utilize to count our store inventory. Payments associated with this vendor during the first quarter of each of fiscal 2009 and fiscal 2008 were $2 million.  These expenses are included in selling, general and administrative expense on the Consolidated Statements of Operations.

During fiscal 2008, we began utilizing an external vendor for waste management services that is partially owned by The Blackstone Group. Payments associated with this vendor during the first quarter of fiscal 2009 were $2 million. We did not have any payments to this vendor during the first quarter of fiscal 2008. These expenses are included in selling, general and administrative expense on the Consolidated Statements of Operations.

During the first quarter of fiscal 2008, The Blackstone Group acquired an ownership stake in an external vendor we utilize for all of the candy-type items in our stores.  Payments associated with this vendor during the first quarter of fiscal 2009 and fiscal 2008 were $3 million and $4 million, respectively. These expenses are recognized in cost of sales as the sales are incurred.

Our current directors are affiliates of Bain Capital or The Blackstone Group.  As such, some or all of our directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain Capital and The Blackstone Group.  Such affiliates beneficially own approximately $233.3 million face amount of our Subordinated Discount Notes due 2016.

The Company periodically provides officers of Michaels Stores, Inc. and its subsidiaries the opportunity to purchase shares of our Common Stock. There were no shares sold to officers during the first quarter of each of fiscal 2009 and 2008. Also, during the first quarter of fiscal 2008, we repurchased 5,334 shares from officers who are no longer with the Company. There were no shares repurchased during the first quarter of fiscal 2009.

In connection with the consummation of the Merger, the Company entered into a Separation Agreement with each of Charles Wyly and Sam Wyly, executive officers and directors of the Company prior to the Merger.  Under the Separation Agreements, each of Charles Wyly and Sam Wyly received a lump sum payment of $3.0 million in exchange for his agreement to adhere to certain non-competition, non-solicitation and confidentiality restrictions. We amortized these Separation Agreements over the two year period ended October 31, 2008. These expenses are included in related party expenses on the Consolidated Statements of Operations.

Note 10.  Condensed Consolidating Financial Information

All of the Company’s obligations under the Senior Notes, Senior Subordinated Notes, Subordinated Discount Notes, Senior secured term loan, and Asset-based revolving credit facility are guaranteed by the Parent and each of our subsidiaries other than Aaron Brothers Card Services, LLC. As of May 2, 2009, the financial statements of Aaron Brothers Card Services, LLC were immaterial.

The following condensed consolidating financial information represents the financial information of Michaels Stores, Inc. (“Parent”) and its wholly-owned subsidiary guarantors, prepared on the equity basis of accounting.  The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X.  The financial information may not necessarily be indicative of results of operations, cash flows, or financial position had the subsidiary guarantors operated as independent entities.

Supplemental Condensed Consolidating Balance Sheet

	May 2, 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$25	$7	$—	$32
Merchandise inventories	628	262	—	890
Intercompany receivables	—	526	(526)	—
Other	71	53	—	124
Total current assets	724	848	(526)	1,046
Property and equipment, net	271	92	—	363
Goodwill, net	94	—	—	94
Investment in subsidiaries	628	—	(628)	—
Other assets	89	21	—	110
Total assets	$1,806	$961	$(1,154)	$1,613

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$15	$198	$—	$213
Accrued liabilities and other	173	76	—	249
Current portion of long-term debt	196	—	—	196
Intercompany payable	526	—	(526)	—
Other	(34)	35	—	1
Total current liabilities	876	309	(526)	659
Long-term debt	3,761	—	—	3,761
Other long-term liabilities	50	24	—	74
Total stockholders’ (deficit) equity	(2,881)	628	(628)	(2,881)
Total liabilities and stockholders’ (deficit) equity	$1,806	$961	$(1,154)	$1,613

Supplemental Condensed Consolidating Balance Sheet

	January 31, 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$26	$7	$—	$33
Merchandise inventories	627	273	—	900
Intercompany receivables	—	387	(387)	—
Other	62	54	—	116
Total current assets	715	721	(387)	1,049
Property and equipment, net	284	98	—	382
Goodwill, net	94	—	—	94
Investment in subsidiaries	488	—	(488)	—
Other assets	80	20	—	100
Total assets	$1,661	$839	$(875)	$1,625

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$15	$215	$—	$230
Accrued liabilities and other	200	75	—	275
Current portion of long-term debt	173	—	—	173
Intercompany payable	387	—	(387)	—
Other	(32)	35	—	3
Total current liabilities	743	325	(387)	681
Long-term debt	3,756	—	—	3,756
Other long-term liabilities	49	26	—	75
Total stockholders’ (deficit) equity	(2,887)	488	(488)	(2,887)
Total liabilities and stockholders’ (deficit) equity	$1,661	$839	$(875)	$1,625

Supplemental Condensed Consolidating Balance Sheet

	May 3, 2008
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$26	$16	$—	$42
Merchandise inventories	622	219	—	841
Intercompany receivables	—	351	(351)	—
Other	74	46	—	120
Total current assets	722	632	(351)	1,003
Property and equipment, net	299	121	—	420
Goodwill, net	94	—	—	94
Investment in subsidiaries	463	—	(463)	—
Other assets	87	15	—	102
Total assets	$1,665	$768	$(814)	$1,619

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$26	$165	$—	$191
Accrued liabilities and other	195	78	—	273
Current portion of long-term debt	235	—	—	235
Intercompany payable	351	—	(351)	—
Other	(39)	41	—	2
Total current liabilities	768	284	(351)	701
Long-term debt	3,744	—	—	3,744
Other long-term liabilities	63	21	—	84
Total stockholders’ (deficit) equity	(2,910)	463	(463)	(2,910)
Total liabilities and stockholders’ (deficit) equity	$1,665	$768	$(814)	$1,619

Supplemental Condensed Consolidating Statement of Operations

	Quarter Ended May 2, 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$761	$479	$(388)	$852
Cost of sales and occupancy expense	523	402	(388)	537
Gross profit	238	77	—	315
Selling, general, and administrative expense	216	30	—	246
Related party expenses	4	—	—	4
Store pre-opening costs	1	—	—	1
Operating income	17	47	—	64
Interest expense	63	—	—	63
Other (income) and expense, net	(5)	(1)	—	(6)
Intercompany charges (income)	17	(17)	—	—
Equity in earnings of subsidiaries	65	—	(65)	—
Income before income taxes	7	65	(65)	7
Provision for income taxes	3	28	(28)	3
Net income	$4	$37	$(37)	$4

Supplemental Condensed Consolidating Statement of Operations

	Quarter Ended May 3, 2008
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$743	$442	$(338)	$847
Cost of sales and occupancy expense	504	355	(338)	521
Gross profit	239	87	—	326
Selling, general, and administrative expense	240	32	—	272
Related party expenses	4	—	—	4
Store pre-opening costs	2	—	—	2
Operating (loss) income	(7)	55	—	48
Interest expense	78	—	—	78
Other (income) and expense, net	—	—	—	—
Intercompany charges (income)	17	(17)	—	—
Equity in earnings of subsidiaries	72	—	(72)	—
(Loss) income before income taxes	(30)	72	(72)	(30)
(Benefit) provision for income taxes	(10)	24	(24)	(10)
Net (loss) income	$(20)	$48	$(48)	$(20)

Supplemental Condensed Consolidating Statement of Cash Flows

	Quarter Ended May 2, 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net cash provided by operating activities	$—	$31	$(29)	$2

Investing activities:
Cash paid for property and equipment	(9)	(2)	—	(11)
Net cash used in investing activities	(9)	(2)	—	(11)

Financing activities:
Net borrowings of long-term debt	18	—	—	18
Intercompany dividends	—	(29)	29	—
Other financing activities	(10)	—	—	(10)
Net cash provided by (used in) financing activities	8	(29)	29	8

Decrease in cash and equivalents	(1)	—	—	(1)
Beginning cash and cash equivalents	26	7	—	33
Ending cash and cash equivalents	$25	$7	$—	$32

Supplemental Condensed Consolidating Statement of Cash Flows

	Quarter Ended May 3, 2008
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net cash (used in) provided by operating activities	$(100)	$53	$(36)	$(83)

Investing activities:
Cash paid for property and equipment	(16)	(5)	—	(21)
Net cash used in investing activities	(16)	(5)	—	(21)

Financing activities:
Net borrowings of long-term debt	105	—	—	105
Intercompany dividends	—	(36)	36	—
Other financing activities	12	—	—	12
Net cash provided by (used in) financing activities	117	(36)	36	117

Increase in cash and equivalents	1	12	—	13
Beginning cash and cash equivalents	26	3	—	29
Ending cash and cash equivalents	$27	$15	$—	$42

Note 11.  Subsequent Event

On June 3, 2009, the Company announced  an offer to exchange certain employee stock options issued under the 2006 Plan (“Exchange Offer”) for new stock options granted on a one-for-one basis.  Employees who hold eligible options and are employed by the Company as of June 3, 2009 have the opportunity to exchange:

(1) outstanding vested or unvested options to purchase shares of Common Stock that have an exercise price per share of $30.00, $37.50, $45.00 or $52.50 for an equal number of new options to purchase shares of Common Stock with an exercise price equal to $7.50 and a new five-year vesting schedule that commences at the conclusion of the Exchange Offer and an 8 year term; and

(2) outstanding options that have an exercise price per share of $15.00 and $22.50 will be exchanged for an equal number of new options with the same exercise price. A portion of the new options will be vested based on the period of time that the exchanged options had been held in relation to the total term of the option and will have identical terms and conditions to the previously issued options, and the remaining options will have a new five-year vesting schedule that commences at the conclusion of the Exchange Offer and an 8 year term.

Those employees electing to exchange their eligible options must exchange all eligible options in connection with the Exchange Offer.

Stock options for an aggregate of approximately 8.0 million shares of Common Stock are eligible to be exchanged.   If all eligible options outstanding as of June 3, 2009 are exchanged, share-based compensation expense related to these options would result in an estimated $1 million decline in share-based compensation expense for fiscal 2009 and an estimated increase of $5 million over the life of the options.

The Exchange Offer terminates on July 2, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All expressions of the “Company”, “us,” “we,” “our,” and all similar expressions are references to Michaels Stores, Inc. and its consolidated wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Disclosure Regarding Forward-Looking Information

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, estimates, and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance or achievements to be materially different from anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to:

•                  risks related to general economic conditions and the current financial crisis; if the worldwide economic downturn continues or deteriorates further, it could continue to adversely affect consumer confidence and retail spending, decreasing demand for our merchandise and adversely impact our results of operations, cash flows and financial condition;

•                  risks related to our substantial indebtedness, as our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our notes and credit facilities;

•                  restrictions in our debt agreements that limit our flexibility in operating our business, as our senior secured credit facilities and the indentures governing our notes contain various covenants that limit our ability to engage in specified types of transactions and require that we maintain specified financial ratios upon the occurrence of certain events;

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

•                  changes in newspaper subscription rates may result in reduced exposure to our circular advertisements and adversely affect our sales, operating results and cash flow;

•                  improvements to our supply chain may not be fully successful;

•                  our suppliers may fail us;

•                  our reliance on foreign suppliers increases our risk of obtaining adequate, timely, and cost-effective product supplies;

•                  risks associated with the vendors from whom our products are sourced could materially adversely affect our revenue and gross profit;

•                  product recalls and/or product liability, as well as changes in product safety and other consumer protection laws, may adversely impact our operations, merchandise offerings, reputation and financial position;

•                  significant increases in inflation or commodity prices such as petroleum, natural gas, electricity, steel and paper may adversely affect our costs, including cost of merchandise;

•                  we are co-sourcing certain of our information technology and accounts payable functions, and may co-source other administrative functions, making us more dependent upon third parties;

•                  our information systems may prove inadequate;

•                  we may fail to optimize or adequately maintain our perpetual inventory and automated replenishment systems;

•                  failure to adequately maintain the security of our electronic and other confidential information could materially adversely affect our financial condition and operating results;

•                  if the Employee Free Choice Act is adopted, it would be easier for our associates to obtain union representation and our businesses could be impacted as a result;

•                  a weak fourth quarter would materially adversely affect our operating results;

•                  competition could negatively impact our operations; and

•                  the interests of our controlling stockholders may conflict with the interests of our creditors.

For more details on factors that may cause actual results to differ materially from such forward-looking statements, please see Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, and other reports from time to time filed with or furnished to the SEC. We disclaim any intention to, and undertake no obligation to, update or revise any forward-looking statement.

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

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31.  All references herein to “fiscal 2009” relate to the 52 weeks ending January 30, 2010 and all references to “fiscal 2008” relate to the 52 weeks ended January 31, 2009. In addition, all references herein to “the first quarter of fiscal 2009” relate to the 13 weeks ended May 2, 2009 and all references to “the first quarter of fiscal 2008” relate to the 13 weeks ended May 3, 2008.

The following table sets forth certain of our unaudited operating data:

	Quarter Ended
	May 2,	May 3,
	2009	2008
Michaels stores:
Retail stores open at beginning of period	1,009	963
Retail stores opened during the period	11	17
Retail stores opened (relocations) during the period	4	3
Retail stores closed during the period	—	—
Retail stores closed (relocations) during the period	(4)	(3)
Retail stores open at end of period	1,020	980

Aaron Brothers stores:
Retail stores open at beginning of period	161	166
Retail stores opened during the period	—	—
Retail stores closed during the period	(5)	(2)
Retail stores open at end of period	156	164

Total store count at end of period	1,176	1,144

Other operating data:
Average inventory per Michaels store (1)	$833	$808
Comparable store sales decrease (2)	(2.0)%	(2.9)%

(1)	The calculation of average inventory per Michaels store excludes our Aaron Brothers stores.

(2)

Comparable store sales decrease represents the decrease in net sales for Michaels and Aaron Brothers stores open the same number of months in the indicated period and the comparable period of the previous year, including stores that were relocated or expanded during either period. A store is deemed to become comparable in its 14th month of operation in order to eliminate grand opening sales distortions. A store temporarily closed more than 2 weeks due to a catastrophic event is not considered comparable during the month it closed. If a store is closed longer than 2 weeks but less than 2 months, it becomes comparable in the month in which it reopens, subject to a mid-month convention. A store closed longer than 2 months becomes comparable in its 14th month of operation after its reopening.

Results of Operations

The following table sets forth the percentage relationship to net sales of each line item of our unaudited consolidated statements of operations. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes, contained herein.

	Quarter Ended
	May 2,	May 3,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales and occupancy expense	63.0	61.5
Gross profit	37.0	38.5
Selling, general, and administrative expense	28.9	32.1
Related party expenses	0.5	0.5
Store pre-opening costs	0.1	0.2
Operating income	7.5	5.7
Interest expense	7.4	9.2
Other (income) and expense, net	(0.7)	—
Income (loss) before income taxes	0.8	(3.5)
Provision (benefit) for income taxes	0.3	(1.1)
Net income (loss)	0.5%	(2.4)%

Quarter Ended May 2, 2009 Compared to the Quarter Ended May 3, 2008

Net Sales—Net sales increased for the first quarter of fiscal 2009 by $5 million, or 0.6%, over the first quarter of fiscal 2008. Comparable store sales decreased 2.0% primarily due to a decrease in the average ticket of 5.2% and an adverse impact of 0.4% related to deferred custom framing revenue, partially offset by an increase in customer transactions of 3.6%.  The fluctuation in the exchange rates between the United States and Canadian dollars adversely impacted the average ticket by 170 basis points. The decrease in comparable store sales was offset by non-comparable new stores.  Sales at 50 Michaels stores that opened during the 13 month period ended May 2, 2009, provided incremental revenue of $22 million.

We continue to evaluate all options available to us for our Aaron Brothers concept; which range from refining the concept to possible store rationalization.  Certain of these options, if enacted, may result in material charges to our consolidated statement of operations in future periods.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $16 million to $537 million in the first quarter of 2009 from $521 million in the first quarter of 2008. As a percentage of net sales, cost of sales and occupancy expense increased 150 basis points as we realized a decline in merchandise margin of 100 basis points primarily due to increased promotional activity, including two additional newspaper inserts, and clearance activity related to planogram resets scheduled for the first half of fiscal 2009. Occupancy costs increased 50 basis points, as a percentage of net sales, primarily due to a deleveraging of fixed occupancy costs on a decline in comparable store sales.

Selling, General, and Administrative Expense—Selling, general, and administrative expense was $246 million, or 28.9% of net sales, in the first quarter of fiscal 2009 compared to $272 million, or 32.1% of net sales, in the first quarter of fiscal 2008. Selling, general and administrative expense decreased $26 million and 320 basis points, as a percentage of net sales primarily due to a reduction in salaries and benefits, bonus expense and severance expense. Advertising expense remained flat despite the two additional newspaper inserts due to favorable rate renegotiations.

Related Party Expenses—Related party expenses were $4 million in the first quarter of fiscal 2009 and fiscal 2008.  These costs consist primarily of $4 million and $3 million of management fees and associated expenses paid to our Sponsors and Highfields in fiscal 2009 and fiscal 2008, respectively.  Also included in the related party expenses in fiscal 2008 are approximately $1 million of amortization expense related to the Separation Agreements as more fully described in Note 9 to the consolidated financial statements.

Interest Expense—Interest expense for the quarter decreased $15 million to $63 million as a result of a lower average interest rate related to our variable-rate debt and lower average debt levels.

Other(Income) and Expense, net—Other income in the first quarter of fiscal 2009 related primarily to a $4 million favorable change in fair value of the interest rate cap as more fully described in Note 5 to the consolidated financial statements.

Provision for Income Taxes—The effective tax expense rate is 40.5% for the first quarter of fiscal 2009 compared to the 34.1% effective tax benefit rate for the first quarter of fiscal 2008. During the first quarter of fiscal 2008, we recorded non-deductible severance costs that were not incurred during the first quarter of 2009, which resulted in an unfavorable adjustment to the 2008 effective rate. We expect the effective tax rate for fiscal 2009 to range from 40% - 45%.

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

Cash Flow from Operating Activities

Cash flow provided by operating activities during the first quarter of fiscal 2009 was $2 million compared to cash used in operating activities of $83 million during the first quarter of fiscal 2008. The $85 million change was primarily due to an increase in net income and smaller decreases in our accounts payable and accrued interest accounts as compared to the first quarter of fiscal 2008.  The change in accounts payable and accrued interest is primarily attributable to the timing of payments and a lower average interest rate.

Average inventory per Michaels store (including supporting distribution centers) increased 3.1% from May 3, 2008 to May 2, 2009 primarily due to the increase in new product to be introduced through our planogram resets during the first half of the year relative to last year and also due to increased levels of certain higher-priced inventory, for which we expect to reduce future orders of those items over time.

We anticipate average inventory per Michaels store at the end of fiscal 2009 to be flat compared to the end of fiscal 2008.

Cash Flow used in Investing Activities

Cash flow used in investing activities was primarily the result of the following capital expenditure activities:

	Quarter Ended
	May 2,	May 3,
	2009	2008
	(in millions)
New and relocated stores and stores not yet opened (1)	$4	$7
Existing stores	3	4
Distribution system expansion	1	1
Information systems	3	8
Corporate and other	—	1
	$11	$21

(1)

In the first quarter of fiscal 2009, we incurred capital expenditures related to the opening of 11 Michaels stores and the relocation of four Michaels stores. In the first quarter of fiscal 2008, we incurred capital expenditures related to the opening of 17 Michaels stores and the relocation of three Michaels stores.

Cash Flow provided by Financing Activities

Cash flows from financing activities are related primarily to borrowings and repayments under our Asset-based revolving credit facility.  The borrowed amounts were primarily used to finance interest payments, accounts payable and capital expenditures.  The Asset-based revolving credit facility provides senior secured financing of up to $1.0 billion, subject to a borrowing base. As of May 2, 2009, the borrowing base was $757 million with $539 million of unused availability.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements.  SFAS 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In November 2007, the FASB placed a one year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities; however, SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements.  On February 3, 2008, we adopted the provisions of SFAS 157 related to financial assets and liabilities and on February 1, 2009, we adopted the provisions related to nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. These adoptions had no impact on our consolidated financial statements.   See Note 6 for further information regarding fair value measurements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS No. 141, Business Combinations. The statement retains the purchase method of accounting used in business combinations, but replaces SFAS 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction costs and restructuring costs be expensed. In addition, the statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply the provisions of SFAS 141R to any business combinations occurring on or after February 1, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. The statement also requires enhanced disclosures regarding how and why entities use derivative instruments, how derivative instruments and related hedged items are accounted for in accordance with SFAS 133 and its related interpretation, and how derivative instruments and related hedged items affect entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted the new disclosure requirements of SFAS 161 in the first quarter of 2009 as reflected in Note 5.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

During the first quarter of fiscal 2009, we purchased an interest rate cap to hedge the variability of cash flows associated with our interest payments on our Senior secured term loan that result from fluctuations in the three-month LIBOR rate. The cap limits our interest exposure on a notional value of $2.0 billion to the lesser of the three-month Libor rate or 7.0%.  The term of the cap is from April 15, 2009 through April 15, 2015. The fair value of the cap as of May 2, 2009 was $13 million and is included in Other assets on the Consolidated Balance Sheet. The change in fair value of the cap for the quarter ended May 2, 2009, was $4 million and is recorded in Other (income) and expense, net in the Consolidated Statement of Operations.

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

MICHAELS STORES, INC.

Part II—OTHER INFORMATION

Item 1.  Legal Proceedings.

Information regarding legal proceedings is incorporated herein by reference from Note 7 to our Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

By a written consent dated March 11, 2009, holders of 93.14% of the common stock of the Company voted their shares to elect Peter Wallace to the Board to fill the vacancy created by the prior resignation of Matthew Kabaker. The affirmative vote of more than 50% of the stockholders was required to take such action.

Item 5. Other Information

On March 9, 2009, the Company announced that it had appointed Mr. John B. Menzer as the new Chief Executive Officer of the Company and, among other things, pursuant to the terms of his employment agreement dated as of the 6th day of March, 2009, Mr. Menzer would receive a grant of 1,000,000 restricted shares of Company common stock and an option to purchase 2,000,000 shares of Company common stock.   On April 6, 2009, Mr. Menzer commenced employment with the Company.

On June 2, 2009, the Board of Directors of the Company amended Mr. Menzer’s employment agreement to provide for the following in lieu of the above described restricted stock and option grants: (i) a grant of 500,000 restricted shares of Company common stock which will vest pro rata on the second through fifth anniversaries of the date of the commencement of Mr. Menzer’s employment (the vesting of 133,000 shares would accelerate in the event of Mr. Menzer’s death or upon certain events of Mr. Menzer’s termination in the first two years following the commencement of his employment); and (ii) an option to purchase 2,500,000 shares of Company common stock with exercise prices equal to or greater than fair market value on the date of grant, with the option shares vesting pro rata on each of the first five anniversaries of the date of the commencement of Mr. Menzer’s employment.

Item 6.  Exhibits.

(a) Exhibits:

Exhibit Number	Description of Exhibit
10.1	Employment Agreement, dated March 6, 2009, between Michaels Stores, Inc. and John B. Menzer (filed herewith).*

10.2	Amendment to Employment Agreement, dated June 2, 2009, between Michaels Stores, Inc. and John B. Menzer (filed herewith).*

10.3	Restricted Stock Award Agreement, dated June 2, 2009, between Michaels Stores, Inc. and John B. Menzer (filed herewith).*

10.4	Stock Option Agreement, dated June 2, 2009, between Michaels Stores Inc. and John B. Menzer (filed herewith).*

10.5	Letter Agreement, dated February 10, 2009, between Michaels Stores Inc. and Philo T. Pappas (filed herewith).*

10.6	Compensation Policy Regarding Company Car (filed herewith).*

31.1	Certifications of John B. Menzer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Elaine D. Crowley pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on form 10-Q.

MICHAELS STORES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAELS STORES, INC.

By:	/s/ Elaine D. Crowley
Elaine D. Crowley
Executive Vice President – Chief Financial Officer
(Principal Financial Officer)

Dated: June 5, 2009

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Employment Agreement, dated March 6, 2009, between Michaels Stores, Inc. and John B. Menzer (filed herewith).*

10.2	Amendment to Employment Agreement, dated June 2, 2009, between Michaels Stores, Inc. and John B. Menzer (filed herewith).*

10.3	Restricted Stock Award Agreement, dated June 2, 2009, between Michaels Stores, Inc. and John B. Menzer (filed herewith).*

10.4	Stock Option Agreement, dated June 2, 2009, between Michaels Stores Inc. and John B. Menzer (filed herewith).*

10.5	Letter Agreement, dated February 10, 2009, between Michaels Stores Inc. and Philo T. Pappas (filed herewith).*

10.6	Compensation Policy Regarding Company Car (filed herewith).*

31.1	Certifications of John B. Menzer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Elaine D. Crowley pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on form 10-Q.