Form 10-Q
period 2009-08-01
MICHAELS STORES INC
filed 2009-09-04
CIK 740670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2009

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

As of August 31, 2009, 118,942,246 shares of the Registrant’s Common Stock were outstanding.

*The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

MICHAELS STORES, INC.

FORM 10-Q

MICHAELS STORES, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	August 1,	January 31,	August 2,
	2009	2009	2008
ASSETS
Current assets:
Cash and equivalents	$36	$33	$45
Merchandise inventories	950	900	938
Prepaid expenses and other	75	73	71
Deferred income taxes	41	41	31
Income tax receivable	16	2	42
Total current assets	1,118	1,049	1,127
Property and equipment, at cost	1,228	1,214	1,187
Less accumulated depreciation	(883)	(832)	(777)
	345	382	410
Goodwill	94	94	94
Debt issuance costs, net of accumulated amortization of $47, $39, and $30, respectively	78	86	95
Deferred income taxes	14	12	—
Other assets	26	2	2
	212	194	191
Total assets	$1,675	$1,625	$1,728

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$216	$230	$244
Accrued liabilities and other	288	275	304
Current portion of long-term debt	198	173	286
Income taxes payable	—	2	—
Current liabilities - discontinued operations	1	1	2
Total current liabilities	703	681	836
Long-term debt	3,766	3,756	3,748
Deferred income taxes	—	—	4
Other long-term liabilities	79	74	78
Long-term liabilities - discontinued operations	1	1	1
Total long-term liabilities	3,846	3,831	3,831
	4,549	4,512	4,667
Commitments and contingencies
Stockholders’ deficit:
Common Stock, $0.10 par value, 220,000,000 shares authorized; 118,387,229 shares issued and outstanding at August 1, 2009; 118,376,402 shares issued and outstanding at January 31, 2009; 118,382,402 shares issued and outstanding at August 2, 2008	12	12	12
Additional paid-in capital	32	27	15
Accumulated deficit	(2,925)	(2,931)	(2,976)
Accumulated other comprehensive income	7	5	10
Total stockholders’ deficit	(2,874)	(2,887)	(2,939)
Total liabilities and stockholders’ deficit	$1,675	$1,625	$1,728

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

(Unaudited)

	Quarter Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Net sales	$807	$796	$1,659	$1,643
Cost of sales and occupancy expense	521	518	1,058	1,039
Gross profit	286	278	601	604
Selling, general, and administrative expense	232	246	478	518
Related party expenses	3	4	7	8
Store pre-opening costs	1	1	2	3
Operating income	50	27	114	75
Interest expense	62	76	125	154
Other (income) and expense, net	(14)	—	(20)	—
Income (loss) before income taxes	2	(49)	9	(79)
Provision (benefit) for income taxes	—	(19)	3	(29)
Net income (loss)	$2	$(30)	$6	$(50)

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	August 1,	August 2,
	2009	2008
Operating activities:
Net income (loss)	$6	$(50)
Adjustments:
Depreciation and amortization	58	63
Share-based compensation	4	4
Deferred financing costs amortization	8	8
Accretion of subordinated discount notes	22	19
Change in fair value of interest rate cap	(15)	—
Changes in assets and liabilities:
Merchandise inventories	(43)	(94)
Prepaid expenses and other	(5)	—
Deferred income taxes and other	(8)	2
Accounts payable	7	18
Accrued interest	1	(34)
Accrued liabilities and other	7	6
Income taxes receivable	(17)	(37)
Other long-term liabilities	5	(3)
Net cash provided by (used in) operating activities	30	(98)

Investing activities:
Additions to property and equipment	(17)	(39)
Net cash used in investing activities	(17)	(39)

Financing activities:
Borrowings on asset-based revolving credit facility	441	506
Payments on asset-based revolving credit facility	(415)	(341)
Repayments on senior secured term loan facility	(12)	(12)
Repurchase of new Common Stock	—	(1)
Payments of capital leases	—	(4)
Change in cash overdraft	(23)	6
Other	(1)	(1)
Net cash (used in) provided by financing activities	(10)	153

Net increase in cash and equivalents	3	16
Cash and equivalents at beginning of period	33	29
Cash and equivalents at end of period	$36	$45

Supplemental Cash Flow Information:
Cash paid for interest	$93	$160
Cash paid for income taxes	$19	$11

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended August 1, 2009

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. We have evaluated all subsequent events through the issuance of the financial statements, which occurred on September 4, 2009.

The balance sheet at January 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

In the opinion of management, all adjustments (consisting of normal recurring accruals and other items, as disclosed) considered necessary for a fair presentation have been included.

Because of the seasonal nature of our business, the results of operations for the three and six months ended August 1, 2009 are not indicative of the results to be expected for the entire year.

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. All references herein to “fiscal 2009” relate to the 52 weeks ending January 30, 2010, and all references to “fiscal 2008” relate to the 52 weeks ended January 31, 2009. In addition, all references herein to “the second quarter of fiscal 2009” relate to the 13 weeks ended August 1, 2009 and all references to “the second quarter of fiscal 2008” relate to the 13 weeks ended August 2, 2008.  Finally, all references to “the six months ended August 1, 2009” relate to the 26 weeks ended August 1, 2009, and “the six months ended August 2, 2008” relate to the 26 weeks ended August 2, 2008.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements.  SFAS 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In November 2007, the FASB placed a one year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities; however, SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements.  On February 3, 2008, we adopted the provisions of SFAS 157 related to financial assets and liabilities and on February 1, 2009, we adopted the provisions related to nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. These adoptions had no impact on our consolidated financial statements.   See Note 6 for further information regarding fair value measurements. Additionally, in April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, which collectively provide additional guidance and require additional disclosure regarding determining and reporting fair values for certain assets and liabilities. We adopted FSP FAS 107-1 in the second quarter of fiscal 2009 as reflected in Note 3.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. This standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for fiscal years and interim periods ending after June 15, 2009. We adopted SFAS 165 during the second quarter of fiscal 2009, but the impact of the adoption will depend on the nature and the extent of transactions that occur subsequent to our interim and annual reporting periods.

In June 2009, the FASB issued SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The U.S. GAAP hierarchy will be modified to include two levels of GAAP: authoritative and nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ended after September 15, 2009. The adoption of SFAS 168 is not expected to have a material impact on our consolidated financial statements.

Note 2.  Share-Based Compensation

The 2006 Equity Incentive Plan (“2006 Plan”) provides for the grant of share-based awards exercisable for up to 14.2 million shares of Common Stock. On June 3, 2009, the Company announced  an offer to exchange certain employee stock options issued under the 2006 Plan (“Exchange Offer”) for new stock options granted on a one-for-one basis.  On July 2, 2009, 8.0 million stock options outstanding were exchanged based on the following terms:

(1) outstanding vested or unvested options to purchase shares of Common Stock that had an exercise price per share of $30.00, $37.50, $45.00 or $52.50 for an equal number of new options to purchase shares of Common Stock with an exercise price equal to $7.50 and a new five-year vesting schedule that commenced on July 2, 2009 and an eight-year term; and

(2) outstanding options that had an exercise price per share of $15.00 and $22.50 were exchanged for an equal number of new options with the same exercise price. A portion of the new options will be vested based on the period of time that the exchanged options had been held in relation to the total term of the option and have identical terms and conditions to the previously issued options, and the remaining options have a new five-year vesting schedule that commenced on July 2, 2009 and an eight-year term.

The fair value for options granted under SFAS No. 123(R) was estimated at the date of grant using the Black-Scholes-Merton option valuation model. Prior year assumptions are not reflected due to all options being cancelled as part of the Exchange Offer and new options granted. The following assumptions were used to estimate the fair value of options granted during the quarter ended August 1, 2009:

Assumptions (1)
Risk-free interest rates (2)	2.4% - 3.3%
Expected dividend yield	0.0%
Expected volatility rates of our Common Stock (3)	44.3% - 45.9%
Expected life of options (in years) (4)	5.5 - 8.0
Weighted average fair value of options granted	$0.93

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

As of August 1, 2009, there were 632,511 shares of restricted stock outstanding, 10.4 million share-based awards outstanding and up to 3.2 million shares of Common Stock remaining available for grant under the 2006 Plan. The table below sets forth a summary of stock option activity and other summary data for the six months ended August 1, 2009.

	Number of Shares (in millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)

Outstanding at January 31, 2009	10.1	$26.25
Grants (1)	10.8	15.50
Canceled/Forfeited (1)	(10.5)	26.25
Outstanding at August 1, 2009	10.4	$15.03	7.5
Vested and Exercisable at August 1, 2009	1.8	$18.75	6.0

(1)          The number of options granted and canceled/forfeited includes options granted and canceled in connection with the Exchange Offer.

As of August 1, 2009, the total fair value of vested options, subsequent to the Exchange Offer, was $1.4 million. As of August 1, 2009, there were 8.5 million nonvested options with a weighted average fair value of $0.96 per share.

Share-based compensation expense was $2.1 million and $0.9 million for the second quarter of fiscal 2009 and 2008, respectively, and $4.2 million and $3.8 million for the six months ended August 1, 2009 and August 2, 2008, respectively.  As a result of the Exchange Offer, share-based compensation expense for fiscal 2009 is expected to decline by $0.5 million, of which $0.1 million was recognized during the 2nd quarter.  Share-based compensation expense is expected to increase by $3.5 million over the life of the options granted from the Exchange Offer.

As of August 1, 2009, compensation cost not yet recognized related to nonvested awards totaled $23.4 million and is expected to be recognized over a weighted average period of 4.9 years. To the extent the actual forfeiture rate is different from what we have anticipated, share-based compensation related to these awards will be different from our expectations.

Note 3.  Debt

Our outstanding debt is detailed in the table below.  We were in compliance with the terms and conditions of all debt agreements for all periods presented.

	August 1, 2009	January 31, 2009	August 2, 2008	Interest Rate
		(in millions)

Senior notes	$750	$750	$750	10.000%
Senior subordinated notes	400	400	400	11.375%
Subordinated discount notes	354	332	312	13.000%
Senior secured term loan	2,285	2,297	2,309	Variable
Asset-based revolving credit facility	174	148	262	Variable
Other	1	2	1	Variable

Total debt	3,964	3,929	4,034

Less current portion	198	173	286

Long-term debt	$3,766	$3,756	$3,748

Asset-based revolving credit facility

Our senior secured asset-based revolving credit facility, which we entered into on October 31, 2006, with Banc of America, N.A. and other lenders (the “Asset-based revolving credit facility”) provides senior secured financing of up to $1.0 billion, subject to a borrowing base as described in our Annual Report on Form 10-K. As of August 1, 2009, the borrowing base was $749 million, of which we had unused standby letters of credit of $49 million and $526 million of unused availability.

Senior secured term loan facility

Borrowings under our senior secured term loan facility, which we entered into on October 31, 2006, with Deutsche Bank A.G. New York Branch, and other lenders, (the “Senior secured term loan facility”) bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank and (2) the federal funds effective rate plus ½ of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The applicable margin is subject to downward adjustment based on the ratings threshold set forth in the Senior secured term loan facility agreement. At August 1, 2009, the margin was 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings.

The table below provides the carrying and fair values of our Senior and Subordinated term loan and notes. The fair value of these debt instruments was determined based on quoted market prices.

	Carrying Value	Fair Value
	(in millions)
Senior Secured Term Loan	$2,285	$1,868
Senior Notes	750	698
Senior Subordinated Notes	400	316
Subordinated Discount Notes	354	142

Note 4.  Comprehensive (Loss) Income

Our comprehensive (loss) income, net of related tax, is as follows:

	Quarter Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
	(in millions)

Net income (loss)	$2	$(30)	$6	$(50)
Other comprehensive income (loss):
Derivative gain	1	2	3	2
Foreign currency translation adjustment and other	(4)	(1)	(5)	(2)
Comprehensive (loss) income	$(1)	$(29)	$4	$(50)

Note 5.  Derivative Instruments

We are exposed to fluctuations in interest rates on our Senior secured term loan. During the first quarter of fiscal 2009, we purchased an interest rate cap to mitigate the effects of interest rate fluctuations. The objective of the cap is to hedge the variability of cash flows associated with our interest payments on our Senior secured term loan that result from fluctuations in the three-month LIBOR rate and does not qualify for hedge accounting under SFAS 133. The cap limits our interest exposure on a notional value of $2.0 billion to the lesser of the three-month LIBOR rate or 7.0%.  The term of the cap extends to the first quarter of fiscal 2015. The fair value of the cap as of August 1, 2009 was $24 million and is included in Other assets on the Consolidated Balance Sheet. The change in fair value of the cap for the quarter and six months ended August 1, 2009, was $11 million and $15 million, respectively, and is recorded in Other (income) and expense, net in the Consolidated Statement of Operations.

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

•                  Level 3 — Instruments whose significant inputs are unobservable.

The following table presents net financial assets (liabilities) accounted for at fair value on a recurring basis as of August 1, 2009 (in millions):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$4	$—	$—	$4
Interest Rate Cap	—	24	—	24

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

We generally apply fair value techniques on a non-recurring basis for the establishment of potential impairment loss related to goodwill pursuant to SFAS 142 and determining the fair value of long-lived assets pursuant to SFAS 144.

Note 7.  Commitments and Contingencies

We are involved in ongoing legal and regulatory proceedings.  There were no material changes to our disclosures of commitments and contingencies from our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 and our Quarterly Report on Form 10-Q for the quarterly period ended May 2, 2009.

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

Our chief operating decision makers evaluate historical operating performance, plan and forecast future periods’ operating performance based on earnings before interest, income taxes, depreciation and amortization (“EBITDA”).  In addition, an element of base incentive compensation targets for certain management personnel are based on EBITDA. A reconciliation of EBITDA to income (loss) before income taxes is presented below.

	Quarter Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
	(in millions)

Income (loss) before income taxes	$2	$(49)	$9	$(79)
Interest expense	62	76	125	154
Depreciation and amortization	28	32	58	63
EBITDA	$92	$59	$192	$138

Our sales and assets by country are as follows:

	Net Sales	Total Assets
	(in millions)
Quarter ended August 1, 2009:
United States	$744	$1,578
Canada	63	97
Consolidated Total	$807	$1,675

Quarter ended August 2, 2008:
United States	$731	$1,616
Canada	65	112
Consolidated Total	$796	$1,728

Six Months ended August 1, 2009:
United States	$1,536	$1,578
Canada	123	97
Consolidated Total	$1,659	$1,675

Six Months ended August 2, 2008:
United States	$1,509	$1,616
Canada	134	112
Consolidated Total	$1,643	$1,728

We present assets based on their physical, geographic location.  Certain assets located in the United States are also used to support our Canadian operations, but we do not allocate these assets to Canada.

Note 9.  Related Party Transactions

As previously disclosed, on October 31, 2006, substantially all of the Common Stock of Michaels Stores, Inc. was acquired through a merger transaction (the “Merger”) by affiliates of Bain Capital Partners, LLC and The Blackstone Group. We pay annual management fees to Bain Capital Partners, LLC and The Blackstone Group (collectively, together with their applicable affiliates, the “Sponsors”) and Highfields Capital Management LP in the amount of $12 million and $1 million, respectively. We recognized $3 million of expense related to annual management fees during the second quarter of fiscal 2009 and fiscal 2008, and $7 million during the six months ended August 1, 2009 and August 2, 2008. These expenses are included in related party expenses on the Consolidated Statements of Operations.

Bain Capital owns a majority ownership stake in an external vendor we utilize to print our circular advertisements.  Payments associated with this vendor during the second quarter of each of fiscal 2009 and fiscal 2008 were $6 million, and $14 million and $16 million for the six months ended August 1, 2009 and August 2, 2008, respectively.  These expenses are included in selling, general and administrative expense on the Consolidated Statements of Operations.

Bain Capital owns a majority ownership stake in an external vendor we utilize for non-merchandise supplies. Payments associated with this vendor during the second quarter of fiscal 2008 were $1 million. Payments for the six months ended August 1, 2009 and August 2, 2008 were $1 million and $2 million, respectively. These expenses are included in selling, general and administrative expense on the Consolidated Statements of Operations.

The Blackstone Group owns a majority ownership stake in an external vendor we utilize to count our store inventory. Payments associated with this vendor during the second quarter of fiscal 2009 and 2008 were $2 million and $1 million, respectively. Payments for the six months ended August 1, 2009 and August 2, 2008 were $4 million and $3 million, respectively.  These expenses are included in selling, general and administrative expense on the Consolidated Statements of Operations.

During fiscal 2008, we began utilizing an external vendor for waste management services that is partially owned by The Blackstone Group. Payments associated with this vendor during the second quarter of fiscal 2009 and fiscal 2008 were $2 million and $1 million, respectively, and $4 million and $1 million for the six months ended August 1, 2009 and August 2, 2008, respectively. These expenses are included in selling, general and administrative expense on the Consolidated Statements of Operations.

During the first quarter of fiscal 2008, The Blackstone Group acquired an ownership stake in an external vendor we utilize for all of the candy-type items in our stores.  Payments associated with this vendor during the second quarter of fiscal 2009 and fiscal 2008 were $6 million and $4 million, respectively, and $9 million and $8 million for the six months ended August 1, 2009 and August 2, 2008, respectively. These expenses are recognized in cost of sales as the sales are incurred.

The Blackstone Group owns a partial ownership stake in an external vendor we utilize for newspaper advertisements. Payments associated with this vendor were $1 million during each of the six months ended August 1, 2009 and August 2, 2008. These expenses are included in selling, general and administrative expense on the Consolidated Statements of Operations.

Our current directors are affiliates of Bain Capital or The Blackstone Group.  As such, some or all of our directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain Capital and The Blackstone Group.  Such affiliates beneficially own approximately $239 million face amount of our Subordinated Discount Notes due 2016.

The Company periodically provides officers of Michaels Stores, Inc. and its subsidiaries the opportunity to purchase shares of our Common Stock. There were no shares sold to officers during first six months of each of fiscal 2009 and fiscal 2008.  Also, during the second quarter of fiscal 2008 and the six months ended August 2, 2008, we repurchased 100,000 and 105,334 shares, respectively, from officers who are no longer with the Company.  There have been no shares repurchased during the first six months of fiscal 2009.

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

Note 10.   Condensed Consolidating Financial Information

All obligations of Michaels Stores, Inc. under the Senior notes, Senior subordinated notes, Subordinated discount notes, Senior secured term loan, and Asset-based revolving credit facility are guaranteed by each of our subsidiaries other than Aaron Brothers Card Services, LLC and Canada Artistree, Inc. As of August 1, 2009, the financial statements of Aaron Brothers Card Services, LLC and Canada Artistree, Inc. were immaterial.

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

Supplemental Condensed Consolidating Balance Sheet

	August 1, 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$29	$7	$—	$36
Merchandise inventories	633	317	—	950
Intercompany receivables	—	515	(515)	—
Other	81	51	—	132
Total current assets	743	890	(515)	1,118
Property and equipment, net	257	88	—	345
Goodwill, net	94	—	—	94
Investment in subsidiaries	655	—	(655)	—
Other assets	96	22	—	118
Total assets	$1,845	$1,000	$(1,170)	$1,675

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$13	$203	$—	$216
Accrued liabilities and other	207	81	—	288
Current portion of long-term debt	198	—	—	198
Intercompany payable	515	—	(515)	—
Other	(34)	35	—	1
Total current liabilities	899	319	(515)	703
Long-term debt	3,766	—	—	3,766
Other long-term liabilities	54	26	—	80
Total stockholders’ (deficit) equity	(2,874)	655	(655)	(2,874)
Total liabilities and stockholders’ (deficit) equity	$1,845	$1,000	$(1,170)	$1,675

Supplemental Condensed Consolidating Balance Sheet

	January 31, 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$26	$7	$—	$33
Merchandise inventories	627	273	—	900
Intercompany receivables	—	387	(387)	—
Other	62	54	—	116
Total current assets	715	721	(387)	1,049
Property and equipment, net	284	98	—	382
Goodwill, net	94	—	—	94
Investment in subsidiaries	488	—	(488)	—
Other assets	80	20	—	100
Total assets	$1,661	$839	$(875)	$1,625

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$15	$215	$—	$230
Accrued liabilities and other	200	75	—	275
Current portion of long-term debt	173	—	—	173
Intercompany payable	387	—	(387)	—
Other	(32)	35	—	3
Total current liabilities	743	325	(387)	681
Long-term debt	3,756	—	—	3,756
Other long-term liabilities	49	26	—	75
Total stockholders’ (deficit) equity	(2,887)	488	(488)	(2,887)
Total liabilities and stockholders’ (deficit) equity	$1,661	$839	$(875)	$1,625

Supplemental Condensed Consolidating Balance Sheet

	August 2, 2008
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$32	$13	$—	$45
Merchandise inventories	665	273	—	938
Intercompany receivables	—	374	(374)	—
Other	95	49	—	144
Total current assets	792	709	(374)	1,127
Property and equipment, net	294	116	—	410
Goodwill, net	94	—	—	94
Investment in subsidiaries	474	—	(474)	—
Other assets	82	15	—	97
Total assets	$1,736	$840	$(848)	$1,728

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$18	$226	$—	$244
Accrued liabilities and other	225	79	—	304
Current portion of long-term debt	286	—	—	286
Intercompany payable	374	—	(374)	—
Other	(38)	40	—	2
Total current liabilities	865	345	(374)	836
Long-term debt	3,748	—	—	3,748
Other long-term liabilities	62	21	—	83
Total stockholders’ (deficit) equity	(2,939)	474	(474)	(2,939)
Total liabilities and stockholders’ (deficit) equity	$1,736	$840	$(848)	$1,728

Supplemental Condensed Consolidating Statement of Operations

	Quarter Ended August 1, 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$707	$471	$(371)	$807
Cost of sales and occupancy expense	498	394	(371)	521
Gross profit	209	77	—	286
Selling, general, and administrative expense	202	30	—	232
Related party expenses	3	—	—	3
Store pre-opening costs	1	—	—	1
Operating income	3	47	—	50
Interest expense	62	—	—	62
Other (income) and expense, net	(11)	(3)	—	(14)
Intercompany charges (income)	16	(16)	—	—
Equity in earnings of subsidiaries	66	—	(66)	—
Income before income taxes	2	66	(66)	2
Provision for income taxes	—	13	(13)	—
Net income	$2	$53	$(53)	$2

Supplemental Condensed Consolidating Statement of Operations

	Quarter Ended August 2, 2008
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$689	$492	$(385)	$796
Cost of sales and occupancy expense	488	415	(385)	518
Gross profit	201	77	—	278
Selling, general, and administrative expense	211	35	—	246
Related party expenses	4	—	—	4
Store pre-opening costs	1	—	—	1
Operating (loss) income	(15)	42	—	27
Interest expense	76	—	—	76
Other (income) and expense, net	—	—	—	—
Intercompany charges (income)	18	(18)	—	—
Equity in earnings of subsidiaries	60	—	(60)	—
(Loss) income before income taxes	(49)	60	(60)	(49)
(Benefit) provision for income taxes	(19)	23	(23)	(19)
Net (loss) income	$(30)	$37	$(37)	$(30)

Supplemental Condensed Consolidating Statement of Operations

	Six Months Ended August 1, 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$1,468	$950	$(759)	$1,659
Cost of sales and occupancy expense	1,021	796	(759)	1,058
Gross profit	447	154	—	601
Selling, general, and administrative expense	418	60	—	478
Related party expenses	7	—	—	7
Store pre-opening costs	2	—	—	2
Operating income	20	94	—	114
Interest expense	125	—	—	125
Other (income) and expense, net	(15)	(5)	—	(20)
Intercompany charges (income)	33	(33)	—	—
Equity in earnings of subsidiaries	132	—	(132)	—
Income before income taxes	9	132	(132)	9
Provision for income taxes	3	48	(48)	3
Net income	$6	$84	$(84)	$6

Supplemental Condensed Consolidating Statement of Operations

	Six Months Ended August 2, 2008
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$1,431	$936	$(724)	$1,643
Cost of sales and occupancy expense	992	771	(724)	1,039
Gross profit	439	165	—	604
Selling, general, and administrative expense	452	66	—	518
Related party expenses	8	—	—	8
Store pre-opening costs	2	1	—	3
Operating (loss) income	(23)	98	—	75
Interest expense	154	—	—	154
Other (income) and expense, net	—	—	—	—
Intercompany charges (income)	35	(35)	—	—
Equity in earnings of subsidiaries	133	—	(133)	—
(Loss) income before income taxes	(79)	133	(133)	(79)
(Benefit) provision for income taxes	(29)	49	(49)	(29)
Net (loss) income	$(50)	$84	$(84)	$(50)

Supplemental Condensed Statement of Cash Flows

	Six Months Ended August 1, 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net cash provided by operating activities	$29	$58	$(57)	$30

Investing activities:
Cash paid for property and equipment	(16)	(1)	—	(17)
Net cash used in investing activities	(16)	(1)	—	(17)

Financing activities:
Net borrowings of long-term debt	14	—	—	14
Intercompany dividends	—	(57)	57	—
Other financing activities	(24)	—	—	(24)
Net cash used in financing activities	(10)	(57)	57	(10)

Increase in cash and equivalents	3	—	—	3
Beginning cash and cash equivalents	26	7	—	33
Ending cash and cash equivalents	$29	$7	$—	$36

Supplemental Condensed Statement of Cash Flows

	Six Months Ended August 2, 2008
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Operating Activities:
Net cash (used in) provided by operating activities	$(114)	$86	$(70)	$(98)

Investing Activities:
Cash paid for property and equipment	(33)	(6)	—	(39)
Net cash used in investing activities	(33)	(6)	—	(39)

Financing Activities:
Net borrowings of long-term debt	153	—	—	153
Intercompany dividends	—	(70)	70	—
Other financing activities	—	—	—	—
Net cash provided by (used in) financing activities	153	(70)	70	153

Increase in cash and equivalents	6	10	—	16
Beginning cash and cash equivalents	26	3	—	29
Ending cash and equivalents	$32	$13	$—	$45

Note 11. Subsequent Event

On August 20, 2009, the Company entered into a Third Amendment to Credit Agreement (the “Third Amendment”) to the Company’s $2.4 billion senior secured term loan facility with Deutsche Bank AG New York Branch, as administrative agent, and the other lenders party thereto (the “Term Loan Credit Facility”). The Third Amendment amends the Term Loan Credit Facility to permit the issuance or incurrence of indebtedness for the purpose of the repayment of existing term loans under the Term Loan Credit Facility, which new indebtedness could take the form of additional term loans under the Term Loan Credit Facility or secured or unsecured bonds or other loans.

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

•                  risks associated with the vendors from whom our products are sourced, including our vendors’ ability to finance their own operations, could materially adversely affect our revenue and gross profit;

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

•                  we are co-sourcing certain of our information technology, accounts payable, payroll and accounting functions, and may co-source other administrative functions, making us more dependent upon third parties;

•                  our information systems may prove inadequate;

•                  we may fail to optimize or adequately maintain our perpetual inventory and automated replenishment systems;

•                  failure to adequately maintain the security of our electronic and other confidential information could materially adversely affect our financial condition and operating results;

•                  if the Employee Free Choice Act, or similar legislation, is adopted, it would be easier for our associates to obtain union representation and our businesses could be impacted as a result;

•                  a weak fourth quarter would materially adversely affect our operating results;

•                  competition could negatively impact our operations; and

•                  the interests of our controlling stockholders may conflict with the interests of our creditors.

For more details on factors that may cause actual results to differ materially from such forward-looking statements, please see Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, and other reports from time to time filed with or furnished to the SEC. We do not intend to, and undertake no obligation to, update or revise any forward-looking statement.

General

We continue to develop a fully integrated pricing and promotion strategy and may refine our existing strategy in future periods.  A significant component of our pricing and promotion strategy involves changes in the breadth and depth of our promotional programs. Sales declines due to the current soft macroeconomic and retail environments could adversely affect operations due to a deleveraging of operating expenses.  As a result, our historical trends may not be indicative of future results.

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. All references herein to “fiscal 2009” relate to the 52 weeks ending January 30, 2010 and all references to “fiscal 2008” relate to the 52 weeks ended January 31, 2009. In addition, all references herein to “the second quarter of fiscal 2009” relate to the 13 weeks ended August 1, 2009 and all references to “the second quarter of fiscal 2008” relate to the 13 weeks ended August 2, 2008.  Finally, all references to “the six months ended August 1, 2009” relate to the 26 weeks ended August 1, 2009, and “the six months ended August 2, 2008” relate to the 26 weeks ended August 2, 2008, respectively.

The following table sets forth certain of our unaudited operating data:

	Quarter Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Michaels stores:
Retail stores open at beginning of period	1,020	980	1,009	963
Retail stores opened during the period	3	11	14	28
Retail stores opened (relocations) during the period	—	3	4	6
Retail stores closed during the period	—	—	—	—
Retail stores closed (relocations) during the period	—	(3)	(4)	(6)
Retail stores open at end of period	1,023	991	1,023	991

Aaron Brothers stores:
Retail stores open at beginning of period	156	164	161	166
Retail stores opened during the period	—	—	—	—
Retail stores opened (relocations) during the period	—	1	—	1
Retail stores closed during the period	(1)	—	(6)	(2)
Retail stores closed (relocations) during the period	—	(1)	—	(1)
Retail stores open at end of period	155	164	155	164

Total store count at end of period	1,178	1,155	1,178	1,155

Other operating data:
Average inventory per Michaels store (in thousands) (1)	$889	$899	$889	$899
Comparable store sales (2)	(0.8)%	(2.6)%	(1.4)%	(2.8)%

(1)	Average inventory per Michaels store calculation excludes our Aaron Brothers stores.

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

	Quarter Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	64.6	65.1	63.8	63.2
Gross profit	35.4	34.9	36.2	36.8
Selling, general, and administrative expense	28.7	30.9	28.8	31.5
Related party expenses	0.4	0.5	0.4	0.5
Store pre-opening costs	0.1	0.1	0.1	0.2
Operating income	6.2	3.4	6.9	4.6
Interest expense	7.8	9.5	7.5	9.4
Other (income) and expense, net	(1.8)	—	(1.2)	—
Income (loss) before income taxes	0.2	(6.1)	0.6	(4.8)
Income tax provision (benefit)	—	(2.3)	0.2	(1.8)
Net income (loss)	0.2%	(3.8)%	0.4%	(3.0)%

Quarter Ended August 1, 2009 Compared to the Quarter Ended August 2, 2008

Net Sales—Net sales increased for the second quarter of fiscal 2009 by $11 million, or 1.4%, over the second quarter of fiscal 2008. Comparable store sales decreased 0.8% primarily due to a decrease in the average ticket of 7.0%, partially offset by an increase in customer transactions of 6.2%. The fluctuation in the exchange rates between the United States and Canadian dollars adversely impacted the average ticket by 100 basis points. The decrease in comparable store sales was more than offset by non-comparable new stores.  Sales at 43 Michaels stores that were opened during the 13-month period ended August 1, 2009, provided incremental revenue of $18 million.

We continue to evaluate all options available to us for our Aaron Brothers concept, which range from refining the concept to possible store rationalization.  Certain of these options, if enacted, may result in material charges to our consolidated statement of operations in future periods.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $3 million or 0.6% to $521 million in the second quarter of 2009 from $518 million in the second quarter of 2008 primarily due to a 1.4% increase in sales, principally as a result of sales from new stores. As a percentage of net sales, cost of sales and occupancy expense decreased approximately 50 basis points driven by a merchandise margin improvement of 20 basis points related to profit optimization and a 30 basis point reduction in occupancy costs due to lower utilities and amortization expense.

Selling, General, and Administrative Expense—Selling, general, and administrative expense was $232 or 28.7% of net sales, in the second quarter of fiscal 2009 compared to $246 million, or 30.9% of net sales, in the second quarter of fiscal 2008. Selling, general, and administrative expense decreased $14 million or 220 basis points primarily due to lower payroll, severance expense and depreciation expense.  Additionally, prior year amounts include consulting expenses for studies related to consumer insights and other strategic initiatives.

Related Party Expenses— Related party expenses were $3 million and $4 million in the second quarter of fiscal 2009 and fiscal 2008, respectively.  These costs consist primarily of approximately $3 million of management fees and associated expenses paid to our Sponsors and Highfields Capital Management L.P. (“Highfields”).  Also included in the related party expenses in fiscal 2008 is approximately $1 million of amortization expense related to the Separation Agreements as more fully described in Note 9 to the consolidated financial statements.

Interest Expense—Interest expense for the quarter decreased $14 million to $62 million as a result of a lower average interest rate related to our variable-rate debt and lower average debt levels.

Other (Income) and Expense, net—Other income in the second quarter of fiscal 2009 related primarily to an $11 million favorable change in the fair value of the interest rate cap as more fully described in Note 5 to the consolidated financial statements and $4 million related to foreign exchange gains.

Provision (Benefit) for Income Taxes—The effective tax rate was 19.5% for the second quarter of fiscal 2009 and 38.6% for the second quarter of fiscal 2008.  As a result of our low income base, our effective rate is highly sensitive to changes caused by permanent differences (i.e. differences between book income and tax income that are not expected to reverse in future periods).

Six Months Ended August 1, 2009 Compared to the Six Months Ended August 2, 2008

Net Sales—Net sales increased for the first six months of fiscal 2009 by $16 million, or 1.0%, over the first six months of fiscal 2008. Comparable store sales decreased 1.4% primarily due to a decrease in the average ticket of 5.2% and an adverse impact of 0.2% related to deferred custom framing revenue, partially offset by an increase in customer transactions of 4.0%. The fluctuation in the exchange rates between the United States and Canadian dollars adversely impacted the average ticket by 130 basis points. The decrease in comparable store sales was more than offset by non-comparable new stores.  Sales at our new stores that were opened during the 13-month period ended August 1, 2009, provided incremental revenue of $40 million.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $19 million or 1.8% to $1,058 million for the first six months of fiscal 2009 from $1,039 million for the first six months of fiscal 2008 primarily due to sales from new stores. As a percentage of net sales, cost of sales and occupancy expense increased approximately 60 basis points primarily driven by a merchandise margin decline of 50 basis points related to higher promotional and clearance sales as we move through old product in preparation of new product and merchandise resets. Occupancy costs increased 10 basis points related to the decreased leverage of fixed costs.

Selling, General, and Administrative Expense—Selling, general, and administrative expense was $478 million, or 28.8% of net sales, for the first six months of fiscal 2009 compared to $518 million, or 31.5% of net sales, for the first six months of fiscal 2008. Selling, general and administrative expense decreased $40 million, or 270 basis points, primarily due to a reduction in payroll and bonus expense, severance expense, and depreciation expense. Additionally, prior year amounts include consulting expenses for studies related to consumer insights and other strategic initiatives.

Related Party Expenses—Related party expenses were $7 million and $8 million for the first six months of fiscal 2009 and fiscal 2008, respectively, consisting primarily of $7 million of management fees and associated expenses paid to our Sponsors and Highfields.  Also included in the related party expenses in fiscal 2008 is approximately $1 million of amortization expense related to the Separation Agreements as more fully described in Note 9 to the consolidated financial statements.

Interest Expense—Interest expense decreased $29 million in the six months ended August 1, 2009 compared to the six months ended August 2, 2008, primarily due to a lower average interest rate on our variable-rate debt and lower average debt levels.

Other (Income) and Expense, net—Other income for the first six months of fiscal 2009 related primarily to a $15 million favorable change in the fair value of the interest rate cap as more fully described in Note 5 to the consolidated financial statements and $5 million related to foreign exchange gains.

Provision (Benefit) for Income Taxes—The effective tax rate was 36.6% for the first six months of fiscal 2009 and 36.9% for the first six months of fiscal 2008. We expect the effective tax rate for fiscal 2009 to range from 38% to 43%.

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

Cash Flow from Operating Activities

Cash flow provided by operating activities during the first six months of fiscal 2009 was $30 million compared to cash used in operating activities of $98 million during the first six months of fiscal 2008. The $128 million change was primarily due to an increase in net income, a smaller increase in merchandise inventories, and a favorable impact from accrued interest.  The change in accrued interest is primarily attributable to the timing of payments and a lower average interest rate.

Average inventory per Michaels store (including supporting distribution centers) decreased 1.1% from $899,000 at August 2, 2008 to $889,000 at August 1, 2009 primarily due to lower freight costs. We anticipate average inventory per Michaels store at the end of fiscal 2009 to be down compared to the end of fiscal 2008.

Cash Flow used in Investing Activities

Cash flow used in investing activities was primarily the result of the following capital expenditure activities:

	Six Months Ended
	August 1,	August 2,
	2009	2008
	(in millions)
New and relocated stores and stores not yet opened (1)	$7	$15
Existing stores	5	7
Distribution system expansion	1	2
Information systems	4	14
Corporate and other	—	1
	$17	$39

(1)          In the first six months of fiscal 2009, we incurred capital expenditures related to the opening of 14 Michaels in addition to the relocation of four Michaels stores. In the first six months of fiscal 2008, we incurred capital expenditures related to the opening of 28 Michaels stores in addition to the relocation of six Michaels stores and one Aaron Brothers store.

Cash Flow provided by Financing Activities

Cash flow from financing activities are related primarily to borrowings and repayments under our Asset-based revolving credit facility.  The borrowed amounts were used to finance inventory purchases and capital expenditures.  The Asset-based revolving credit facility provides senior secured financing of up to $1.0 billion, subject to a borrowing base. As of August 1, 2009, the borrowing base was $749 million with $526 million of unused availability.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements.  SFAS 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In November 2007, the FASB placed a one year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities; however, SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements.  On February 3, 2008, we adopted the provisions of SFAS 157 related to financial assets and liabilities and on February 1, 2009, we adopted the provisions related to nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. These adoptions had no impact on our consolidated financial statements.   See Note 6 for further information regarding fair value measurements. Additionally, in April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, which collectively provide additional guidance and require additional disclosure regarding determining and reporting fair values for certain assets and liabilities. We adopted FSP FAS 107-1 in the second quarter of fiscal 2009 as reflected in Note 3.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. This standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for fiscal years and interim periods ending after June 15, 2009. We adopted SFAS 165 during the second quarter of fiscal 2009, but the impact of the adoption will depend on the nature and the extent of transactions that occur subsequent to our interim and annual reporting periods.

In June 2009, the FASB issued SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The U.S. GAAP hierarchy will be modified to include two levels of GAAP: authoritative and nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ended after September 15, 2009. The adoption of SFAS 168 is not expected to have a material impact on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

During the first quarter of fiscal 2009, we purchased an interest rate cap to hedge the variability of cash flows associated with our interest payments on our Senior secured term loan that result from fluctuations in the three-month LIBOR rate. The cap limits our interest exposure on a notional value of $2.0 billion to the lesser of the three-month LIBOR rate or 7.0%.  The term of the cap is from April 15, 2009 through April 15, 2015. The fair value of the cap as of August 1, 2009 was $24 million and is included in Other assets on the Consolidated Balance Sheet. The change in fair value of the cap for the quarter and six months ended August 1, 2009, was $11 million and $15 million, respectively, and is recorded in Other (income) and expense, net in the Consolidated Statement of Operations.

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

Item 5.  Other Information.

Effective September 4, 2009, Shelley G. Broader separated from employment as President and Chief Operating Officer with Michaels Stores, Inc.

Item 6.  Exhibits.

(a) Exhibits:

Exhibit Number	Description of Exhibit
10.1	Amended form of Stock Option Agreement under Michaels Stores, Inc. 2006 Equity Incentive Plan (filed herewith).

10.2

Third Amendment to Credit Agreement, dated as of August 20, 2009, to the Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other lenders named therein, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A. and Credit Suisse, as co-documentation agents, and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 21, 2009).

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
Elaine D. Crowley
Executive Vice President - Chief Financial Officer
(Principal Financial Officer)

Dated: September 4, 2009

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Amended form of Stock Option Agreement under Michaels Stores, Inc. 2006 Equity Incentive Plan (filed herewith).

10.2

Third Amendment to Credit Agreement, dated as of August 20, 2009, to the Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other lenders named therein, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A. and Credit Suisse, as co-documentation agents, and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 21, 2009).

31.1	Certifications of John B. Menzer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Elaine D. Crowley pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).