Form 10-Q
period 2009-10-31
MICHAELS STORES INC
filed 2009-12-07
CIK 740670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

As of November 28, 2009, 118,898,939 shares of the Registrant’s Common Stock were outstanding.

*The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

MICHAELS STORES, INC.
FORM 10-Q

MICHAELS STORES, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	October 31,	January 31,	November 1,
	2009	2009	2008
ASSETS
Current assets:
Cash and equivalents	$49	$33	$92
Merchandise inventories	1,039	900	1,083
Prepaid expenses and other	83	73	83
Deferred income taxes	41	41	30
Income tax receivable	12	2	38
Total current assets	1,224	1,049	1,326
Property and equipment, at cost	1,236	1,214	1,204
Less accumulated depreciation	(911)	(832)	(802)
	325	382	402
Goodwill	94	94	94
Debt issuance costs, net of accumulated amortization of $52, $39, and $35, respectively	73	86	90
Deferred income taxes	16	12	—
Other assets	28	2	—
	211	194	184
Total assets	$1,760	$1,625	$1,912

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$274	$230	$274
Accrued liabilities and other	353	275	336
Current portion of long-term debt	139	173	432
Income taxes payable	1	2	—
Current liabilities - discontinued operations	1	1	1
Total current liabilities	768	681	1,043
Long-term debt	3,772	3,756	3,751
Deferred income taxes	—	—	5
Other long-term liabilities	78	74	76
Long-term liabilities - discontinued operations	1	1	1
Total long-term liabilities	3,851	3,831	3,833
	4,619	4,512	4,876
Commitments and contingencies
Stockholders’ deficit:
Common Stock, $0.10 par value, 220,000,000 shares authorized;
118,387,229 shares issued and outstanding at October 31, 2009;
118,376,402 shares issued and outstanding at January 31, 2009;
118,376,402 shares issued and outstanding at November 1, 2008	12	12	12
Additional paid-in capital	34	27	17
Accumulated deficit	(2,911)	(2,931)	(2,996)
Accumulated other comprehensive income	6	5	3
Total stockholders’ deficit	(2,859)	(2,887)	(2,964)
Total liabilities and stockholders’ deficit	$1,760	$1,625	$1,912

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

(Unaudited)

	Quarter Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Net sales	$929	$906	$2,588	$2,549
Cost of sales and occupancy expense	582	584	1,640	1,623
Gross profit	347	322	948	926
Selling, general, and administrative expense	259	247	737	765
Related party expenses	4	4	11	12
Store pre-opening costs	—	3	2	6
Operating income	84	68	198	143
Interest expense	62	77	187	231
Other (income) and expense, net	(1)	3	(21)	3
Income (loss) before income taxes	23	(12)	32	(91)
Provision (benefit) for income taxes	8	8	11	(21)
Net income (loss)	$15	$(20)	$21	$(70)

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	October 31,	November 1,
	2009	2008
Operating activities:
Net income (loss)	$21	$(70)
Adjustments:
Depreciation and amortization	86	94
Share-based compensation	6	6
Deferred financing costs amortization	13	13
Accretion of subordinated discount notes	33	29
Change in fair value of interest rate cap	(16)	—
Other	—	1
Changes in assets and liabilities:
Merchandise inventories	(133)	(250)
Prepaid expenses and other	(14)	(5)
Deferred income taxes and other	(12)	3
Accounts payable	54	51
Accrued interest	33	(9)
Accrued liabilities and other	42	13
Income taxes receivable	(11)	(37)
Other long-term liabilities	4	(5)
Net cash provided by (used in) operating activities	106	(166)

Investing activities:
Additions to property and equipment	(26)	(66)
Net cash used in investing activities	(26)	(66)

Financing activities:
Borrowings on asset-based revolving credit facility	621	749
Payments on asset-based revolving credit facility	(655)	(439)
Repayments on senior secured term loan facility	(18)	(18)
Repurchase of Common Stock	—	(1)
Payments of capital leases	—	(4)
Change in cash overdraft	(12)	9
Other	—	(1)
Net cash (used in) provided by financing activities	(64)	295

Net increase in cash and equivalents	16	63
Cash and equivalents at beginning of period	33	29
Cash and equivalents at end of period	$49	$92

Supplemental Cash Flow Information:
Cash paid for interest.	$109	$199
Cash paid for income taxes	$22	$17

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended October 31, 2009

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. In accordance with the recently issued Accounting Standards Codification (“ASC” or “Codification”) 855, Subsequent Events, we have evaluated all subsequent events through the issuance of the financial statements, which occurred on December 4, 2009.

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

Because of the seasonal nature of our business, the results of operations for the three and nine months ended October 31, 2009 are not indicative of the results to be expected for the entire year.

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. All references herein to “fiscal 2009” relate to the 52 weeks ending January 30, 2010, and all references to “fiscal 2008” relate to the 52 weeks ended January 31, 2009. In addition, all references herein to “the third quarter of fiscal 2009” relate to the 13 weeks ended October 31, 2009 and all references to “the third quarter of fiscal 2008” relate to the 13 weeks ended November 1, 2008. Finally, all references to “the nine months ended October 31, 2009” relate to the 39 weeks ended October 31, 2009, and “the nine months ended November 1, 2008” relate to the 39 weeks ended November 1, 2008.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105, Generally Accepted Accounting Principles. ASC 105 establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The U.S. GAAP hierarchy will be modified to include two levels of GAAP: authoritative and nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ended after September 15, 2009. We have included references to authoritative accounting literature in accordance with the Codification. There are no other changes to the content of the Company’s consolidated financial statements as a result of the adoption.

In September 2006, the FASB issued ASC 820, Fair Value Measurements, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements.  ASC 820 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In November 2007, the FASB placed a one year deferral for the implementation of ASC 820 for nonfinancial assets and liabilities; however, ASC 820 became effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements.  On February 3, 2008, we adopted the provisions of ASC 820 related to financial assets and liabilities and on February 1, 2009, we adopted the provisions related to nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. These adoptions had no impact on our consolidated financial statements.   See Note 6 for further information regarding fair value measurements. Additionally, in April 2009, the FASB issued ASC 825, Interim Disclosures About Fair Value of Financial Instruments, which provides additional guidance and requires additional disclosures regarding determining and reporting fair values for certain assets and liabilities. We adopted ASC 825 in the second quarter of fiscal 2009 as reflected in Note 3.

In December 2007, the FASB issued ASC 805, Business Combinations to establish principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction costs and restructuring costs be expensed. In addition, this ASC requires disclosures to enable users to evaluate the nature and financial effects of the business combination. ASC 805 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply the provisions of ASC 805 to any business combinations occurring on or after February 1, 2009.

In March 2008, the FASB issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities. ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. The statement also requires enhanced disclosures regarding how and why entities use derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect entity’s financial position, financial performance, and cash flows. ASC 815 is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted the new disclosure requirements of ASC 815 in the first quarter of 2009 as reflected in Note 5.

In May 2009, the FASB issued ASC 855, Subsequent Events. ASC 855 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. The statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for fiscal years and interim periods ending after June 15, 2009. We adopted ASC 855 during the second quarter of fiscal 2009, but the impact of the adoption in future periods will depend on the nature and the extent of transactions that occur subsequent to our interim and annual reporting periods.

Note 2.  Share-Based Compensation

The 2006 Equity Incentive Plan (“2006 Plan”) provides for the grant of share-based awards exercisable for up to 14.2 million shares of Common Stock. On June 3, 2009, the Company announced an offer to exchange certain employee stock options issued under the 2006 Plan (“Exchange Offer”) for new stock options granted on a one-for-one basis.  On July 2, 2009, employees exchanged 8.0 million outstanding stock options under the following terms:

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

The fair value for options granted under ASC 718 was estimated at the date of grant using the Black-Scholes-Merton option valuation model. Prior year assumptions are not reflected due to all options being cancelled as part of the Exchange Offer and new options granted. The following assumptions were used to estimate the fair value of options granted during the quarter ended October 31, 2009:

Assumptions (1)
Risk-free interest rates (2)	2.4% - 3.3%
Expected dividend yield	0.0%
Expected volatility rates of our Common Stock (3)	41.2% - 45.9%
Expected life of options (in years) (4)	5.5 - 8.0
Weighted average fair value of options granted (5)	$0.93

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

(5)          In determining the fair value of our common stock, the Board of Directors considers factors that it believes are material to the valuation process including the Company’s actual and projected financial results, the principal amount of the Company’s indebtedness and formal valuations of the Company. Valuations completed rely on projections of our future performance, estimates of our weighted average cost of capital, and metrics based on the performance of a peer group of similar companies, including valuation multiples and stock price volatility. As of the date of the Exchange Offer, the fair value of our Common Stock was determined to be $4.27.

As of October 31, 2009, there were 9.8 million stock option awards outstanding and up to 3.8 million shares of Common Stock remaining available for grant under the 2006 Plan. The table below sets forth a summary of stock option activity for the nine months ended October 31, 2009.

	Number of Shares (in millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)

Outstanding at January 31, 2009	10.1	$26.25
Grants (1)	11.3	15.55
Canceled/Forfeited (1)	(11.6)	25.22
Outstanding at October 31, 2009	9.8	$15.04	7.3
Vested and Exercisable at October 31, 2009	1.7	$18.75	5.7

(1)          The number of options granted and canceled/forfeited includes options granted and canceled in connection with the Exchange Offer.

In addition, as of October 31, 2009, there were a total of 589,204 shares of restricted stock outstanding, of which 77,494 are vested.

As of October 31, 2009, the total fair value of vested options, subsequent to the Exchange Offer, was $1.4 million. As of October 31, 2009, there were 8.1 million nonvested options with a weighted average fair value of $0.96 per share.

Share-based compensation expense was $2 million for the third quarter of each of fiscal 2009 and 2008, and $6 million for each of the nine months ended October 31, 2009 and November 1, 2008. As a result of the Exchange Offer, share-based compensation expense is expected to increase by $2.1 million over the life of the options due to the incremental value ascribed to the new options that were issued at a lower exercise price. Share-based compensation expense for fiscal 2009 is expected to decrease by $0.5 million as a result of the longer vesting period of the new options compared to the vesting period of the original grants. During the third quarter of fiscal 2009, share-based compensation expense decreased by $0.2 million as a result of the Exchange Offer.

As of October 31, 2009, compensation cost not yet recognized related to nonvested awards totaled $19.9 million and is expected to be recognized over a weighted average period of 4.7 years. To the extent the actual forfeiture rate is different from what we have anticipated, share-based compensation related to these awards will be different from our expectations.

Note 3.  Debt

Our outstanding debt is detailed in the table below. We were in compliance with the terms and conditions of all debt agreements for all periods presented.

	October 31, 2009	January 31, 2009	November 1, 2008	Interest Rate
	(in millions)

Senior secured term loan	$2,280	$2,297	$2,303	Variable
Senior notes	750	750	750	10.000%
Senior subordinated notes	400	400	400	11.375%
Subordinated discount notes	365	332	322	13.000%
Asset-based revolving credit facility	114	148	407	Variable
Other	2	2	1	Variable
Total debt	3,911	3,929	4,183
Less current portion	139	173	432
Long-term debt	$3,772	$3,756	$3,751

Asset-based revolving credit facility

Our senior secured asset-based revolving credit facility, which we entered into on October 31, 2006, with Banc of America, N.A. and other lenders (the “Asset-based revolving credit facility”) provides senior secured financing of up to $1.0 billion, subject to a borrowing base as described in our Annual Report on Form 10-K. As of October 31, 2009, the borrowing base was $963 million with $799 million of unused availability.

Senior secured term loan facility

Borrowings under our senior secured term loan facility, which we entered into on October 31, 2006, with Deutsche Bank A.G. New York Branch and other lenders (the “Senior secured term loan facility”) bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank and (2) the federal funds effective rate plus ½ of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The applicable margin is subject to downward adjustment based on the ratings threshold set forth in the Senior secured term loan facility agreement. At October 31, 2009, the margin was 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings.

On November 5, 2009, we entered into an amendment to the credit agreement to the Senior secured term loan facility. See Note 11 for additional information.

The table below provides the carrying and fair values of our senior and subordinated term loan and notes. The fair value of these debt instruments was determined based on quoted market prices.

	Carrying Value	Fair Value
	(in millions)
Senior secured term loan	$2,280	$2,045
Senior notes	750	751
Senior subordinated notes	400	386
Subordinated discount notes	365	265

Note 4.  Comprehensive Income (Loss)

Our comprehensive income (loss), net of related tax, is as follows:

	Quarter Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
	(in millions)

Net income (loss)	$15	$(20)	$21	$(70)
Other comprehensive income (loss):
Derivative (loss) gain	(1)	5	(4)	7
Foreign currency translation adjustment and other	—	(12)	5	(14)
Comprehensive income (loss)	$14	$(27)	$22	$(77)

Accumulated other comprehensive income (loss), net of tax, is reflected in the Consolidated Balance Sheets as follows:

(in millions)	Foreign Currency Translation and Other	Derivative Instruments	Total
Balance at January 31, 2009	$1	$4	$5
Foreign currency translation adjustment	5	—	5
Reclassification of hedge instruments to earnings (1)	—	(4)	(4)
Balance at October 31, 2009	$6	$—	$6

(1)          The reclassification of hedge instruments to earnings is related to our foreign currency forward contracts that extended through the first quarter of fiscal 2009.

Note 5.  Derivative Instruments

We are exposed to fluctuations in interest rates on our Senior secured term loan. During the first quarter of fiscal 2009, we purchased an interest rate cap to mitigate the effects of interest rate fluctuations. The objective of the cap is to hedge the variability of cash flows associated with our interest payments on our Senior secured term loan that result from fluctuations in the three-month LIBOR rate and does not qualify for hedge accounting under ASC 815. The cap limits our interest exposure on a notional value of $2.0 billion to the lesser of the three-month LIBOR rate or 7.0%.  The term of the cap extends to the first quarter of fiscal 2015. The fair value of the cap as of October 31, 2009 was $25 million and is included in Other assets on the Consolidated Balance Sheet. The change in fair value of the cap for the quarter and nine months ended October 31, 2009, resulted in an income of $1 million and $16 million, respectively, and is recorded in Other (income) and expense, net in the Consolidated Statements of Operations.

Note 6. Fair Value Measurements

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level valuation hierarchy for fair value measurements. These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

•                  Level 1 — Quoted prices for identical instruments in active markets;

•                  Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable; and

•                  Level 3 — Instruments whose significant inputs are unobservable.

The following table presents net financial assets (liabilities) accounted for at fair value on a recurring basis as of October 31, 2009 (in millions):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$5	$—	$—	$5
Interest Rate Cap	—	25	—	25

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

We generally apply fair value techniques on a non-recurring basis for the establishment of potential impairment loss related to goodwill pursuant to ASC 350 and determining the fair value of long-lived assets pursuant to ASC 360.

Note 7.  Commitments and Contingencies

We are involved in ongoing legal and regulatory proceedings.  Other than those described in the following paragraphs, there were no material changes to our disclosures of commitments and contingencies from our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 and our Quarterly Reports on Form 10-Q for the quarterly periods ended May 2, 2009 and August 1, 2009.

Employee Class Action Claims

Cotton Claim

James Cotton, a former store manager of Michaels of Canada, ULC, our wholly-owned subsidiary, and Suzette Kennedy, a former assistant manager of Michaels of Canada, commenced a purported class proceeding, filed in the Ontario Superior Court of Justice, against Michaels of Canada and Michaels Stores, Inc. on behalf of themselves and current and former employees employed in Canada, alleging that the defendants violated employment standards legislation in Ontario and other provinces and territories of Canada by failing to pay overtime compensation as required by that legislation and that this conduct was in breach of the contracts of employment of those individuals.  Motions for class certification and responses thereto were filed in 2005 and 2006.  The parties subsequently agreed that the case should not proceed as a class action and reached a tentative settlement of Cotton’s and Kennedy’s individual claims.  In August 2009 the Court entered an order dismissing the class action subject to notice to purported class members.  The individual cases were settled and such settlements did not have a material effect on our business.  A Notice of Discontinuance dismissing the matter was filed on November 18, 2009.

DeJoseph Claim

John DeJoseph, a former Michaels store manager in Valencia, California, commenced a purported class action proceeding against Michaels Stores, Inc. on behalf of himself and current and former salaried store managers employed in California from May 10, 2002 to the present, filed in the Superior Court of California, County of Los Angeles, alleging that Michaels failed to pay overtime wages, provide meal periods, accurately record hours worked, provide itemized employee wage statements, that Michaels unlawfully made deductions from employees’ earnings and additionally alleging that the foregoing conduct was in breach of California’s unfair competition law. After originally certifying a portion of the matter as a class action, the Court reconsidered the matter and de-certified the class in March 2009. The case proceeded with the three individual plaintiffs and these cases have been settled and such settlements did not have a material effect on our business.

Note 8.  Segments

We consider our Michaels and Aaron Brothers operations to be our operating segments for purposes of determining reportable segments based on the criteria of ASC 280, Disclosures About Segments of an Enterprise and Related Information. We determined that our Michaels and Aaron Brothers operating segments have similar economic characteristics and meet the aggregation criteria set forth in ASC 280. Therefore, we combine both operating segments into one reporting segment.

Our chief operating decision makers evaluate historical operating performance, plan and forecast future periods’ operating performance based on earnings before interest, income taxes, depreciation and amortization (“EBITDA”). We believe EBITDA represents the financial measure that more closely reflects the operating effectiveness of factors over which management has control. As such, an element of base incentive compensation targets for certain management personnel are based on EBITDA. A reconciliation of EBITDA to income (loss) before income taxes is presented below.

	Quarter Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
	(in millions)

Income (loss) before income taxes	$23	$(12)	$32	$(91)
Interest expense	62	77	187	231
Depreciation and amortization	28	31	86	94
EBITDA	$113	$96	$305	$234

Our sales and assets by country are as follows:

	Net Sales	Total Assets
	(in millions)
Quarter ended October 31, 2009:
United States	$850	$1,657
Canada	79	103
Consolidated Total	$929	$1,760

Quarter ended November 1, 2008:
United States	$833	$1,801
Canada	73	111
Consolidated Total	$906	$1,912

Nine Months ended October 31, 2009:
United States	$2,387	$1,657
Canada	201	103
Consolidated Total	$2,588	$1,760

Nine Months ended November 1, 2008:
United States	$2,342	$1,801
Canada	207	111
Consolidated Total	$2,549	$1,912

We present assets based on their physical, geographic location. Certain assets located in the United States are also used to support our Canadian operations, but we do not allocate these assets to Canada.

Note 9.  Related Party Transactions

As previously disclosed, on October 31, 2006, substantially all of the Common Stock of Michaels Stores, Inc. was acquired through a merger transaction (the “Merger”) by affiliates of Bain Capital Partners, LLC and The Blackstone Group. We pay annual management fees to Bain Capital Partners, LLC and The Blackstone Group (collectively, together with their applicable affiliates, the “Sponsors”) and Highfields Capital Management LP in the amount of $12 million and $1 million, respectively. We recognized $4 million and $3 million of expense related to annual management fees during the third quarter of fiscal 2009 and fiscal 2008, respectively, and $11 million and $10 million during the nine months ended October 31, 2009 and November 1, 2008, respectively. These expenses are included in related party expenses on the Consolidated Statements of Operations.

Bain Capital owns a majority equity position in an external vendor we utilize to print our circular advertisements. Payments associated with this vendor during the third quarter of each of fiscal 2009 and fiscal 2008 were $10 million. Payments for the nine months ended October 31, 2009 and November 1, 2008 were $24 million and $26 million, respectively. These expenses are included in selling, general and administrative expense on the Consolidated Statements of Operations.

Bain Capital owns a majority equity position in an external vendor we have utilized for non-merchandise supplies. Payments associated with this vendor during the third quarter of fiscal 2008 were $1 million. Payments for the nine months ended October 31, 2009 and November 1, 2008 were $1 million and $2 million, respectively. These expenses are included in selling, general and administrative expense on the Consolidated Statements of Operations.

The Blackstone Group owns a majority equity position in an external vendor we utilize to count our store inventory. Payments associated with this vendor during the third quarter of fiscal 2009 and 2008 were $3 million and $2 million, respectively. Payments for the nine months ended October 31, 2009 and November 1, 2008 were $7 million and $5 million, respectively. These expenses are included in selling, general and administrative expense on the Consolidated Statements of Operations.

During fiscal 2008, we began utilizing an external vendor for waste management services that is partially owned by The Blackstone Group. Payments associated with this vendor during the third quarter of fiscal 2009 and fiscal 2008 were $2 million and $1 million, respectively, and $5 million and $2 million for the nine months ended October 31, 2009 and November 1, 2008, respectively. These expenses are included in selling, general and administrative expense on the Consolidated Statements of Operations.

During the first quarter of fiscal 2008, The Blackstone Group acquired an equity position in an external vendor we utilize for all of the impulse candy-type items in our stores.  Payments associated with this vendor during the third quarter of each of fiscal 2009 and fiscal 2008 were $4 million. Payments for the nine months ended October 31, 2009 and November 1, 2008 were $13 million and $12 million, respectively. These expenses are recognized in cost of sales as the sales are incurred.

The Blackstone Group owns a partial equity position in an external vendor we utilize for newspaper advertisements. Payments associated with this vendor were $1 million during each of the nine months ended October 31, 2009 and November 1, 2008. These expenses are included in selling, general and administrative expense on the Consolidated Statements of Operations.

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

The Company periodically provides officers of Michaels Stores, Inc. and its subsidiaries the opportunity to purchase shares of our Common Stock. There were no shares sold to officers during the first nine months of each of fiscal 2009 and fiscal 2008. Also, during the third quarter and first nine months of fiscal 2008, we repurchased 6,000 and 111,334 shares, respectively, from officers who are no longer with the Company. There have been no shares repurchased during the first nine months of fiscal 2009.

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

Note 10. Condensed Consolidating Financial Information

All obligations of Michaels Stores, Inc. under the Senior notes, Senior subordinated notes, Subordinated discount notes, Senior secured term loan, and Asset-based revolving credit facility are guaranteed by each of our subsidiaries other than Aaron Brothers Card Services, LLC and Canada Artistree, Inc. As of October 31, 2009, the financial statements of Aaron Brothers Card Services, LLC and Canada Artistree, Inc. were immaterial. Each subsidiary guarantor is 100% owned by the parent and all guarantees are joint and several.

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

Supplemental Condensed Consolidating Balance Sheet

	October 31, 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$37	$12	$—	$49
Merchandise inventories	732	307	—	1,039
Intercompany receivables	—	591	(591)	—
Other	85	51	—	136
Total current assets	854	961	(591)	1,224
Property and equipment, net	244	81	—	325
Goodwill, net	94	—	—	94
Investment in subsidiaries	663	—	(663)	—
Other assets	96	21	—	117
Total assets	$1,951	$1,063	$(1,254)	$1,760

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$22	$252	$—	$274
Accrued liabilities and other	267	86	—	353
Current portion of long-term debt	139	—	—	139
Intercompany payable	591	—	(591)	—
Other	(34)	36	—	2
Total current liabilities	985	374	(591)	768
Long-term debt	3,772	—	—	3,772
Other long-term liabilities	53	26	—	79
Total stockholders’ (deficit) equity	(2,859)	663	(663)	(2,859)
Total liabilities and stockholders’ (deficit) equity	$1,951	$1,063	$(1,254)	$1,760

Supplemental Condensed Consolidating Balance Sheet

	January 31, 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$26	$7	$—	$33
Merchandise inventories	627	273	—	900
Intercompany receivables	—	387	(387)	—
Other	62	54	—	116
Total current assets	715	721	(387)	1,049
Property and equipment, net	284	98	—	382
Goodwill, net	94	—	—	94
Investment in subsidiaries	488	—	(488)	—
Other assets	80	20	—	100
Total assets	$1,661	$839	$(875)	$1,625

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$15	$215	$—	$230
Accrued liabilities and other	200	75	—	275
Current portion of long-term debt	173	—	—	173
Intercompany payable	387	—	(387)	—
Other	(32)	35	—	3
Total current liabilities	743	325	(387)	681
Long-term debt	3,756	—	—	3,756
Other long-term liabilities	49	26	—	75
Total stockholders’ (deficit) equity	(2,887)	488	(488)	(2,887)
Total liabilities and stockholders’ (deficit) equity	$1,661	$839	$(875)	$1,625

Supplemental Condensed Consolidating Balance Sheet

	November 1, 2008
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$86	$6	$—	$92
Merchandise inventories	776	307	—	1,083
Intercompany receivables	—	410	(410)	—
Other	97	54	—	151
Total current assets	959	777	(410)	1,326
Property and equipment, net	294	108	—	402
Goodwill, net	94	—	—	94
Investment in subsidiaries	517	—	(517)	—
Other assets	76	14	—	90
Total assets	$1,940	$899	$(927)	$1,912

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$30	$244	$—	$274
Accrued liabilities and other	258	78	—	336
Current portion of long-term debt	432	—	—	432
Intercompany payable	410	—	(410)	—
Other	(39)	40	—	1
Total current liabilities	1,091	362	(410)	1,043
Long-term debt	3,751	—	—	3,751
Other long-term liabilities	62	20	—	82
Total stockholders’ (deficit) equity	(2,964)	517	(517)	(2,964)
Total liabilities and stockholders’ (deficit) equity	$1,940	$899	$(927)	$1,912

Supplemental Condensed Consolidating Statement of Operations

	Quarter Ended October 31, 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$818	$625	$(514)	$929
Cost of sales and occupancy expense	566	530	(514)	582
Gross profit	252	95	—	347
Selling, general, and administrative expense	226	33	—	259
Related party expenses	4	—	—	4
Store pre-opening costs	—	—	—	—
Operating income	22	62	—	84
Interest expense	62	—	—	62
Other (income) and expense, net	(1)	—	—	(1)
Intercompany charges (income)	22	(22)	—	—
Equity in earnings of subsidiaries	84	—	(84)	—
Income before income taxes	23	84	(84)	23
Provision for income taxes	8	29	(29)	8
Net income	$15	$55	$(55)	$15

Supplemental Condensed Consolidating Statement of Operations

	Quarter Ended November 1, 2008
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$796	$618	$(508)	$906
Cost of sales and occupancy expense	554	538	(508)	584
Gross profit	242	80	—	322
Selling, general, and administrative expense	221	26	—	247
Related party expenses	4	—	—	4
Store pre-opening costs	2	1	—	3
Operating income	15	53	—	68
Interest expense	77	—	—	77
Other (income) and expense, net	—	3	—	3
Intercompany charges (income)	23	(23)	—	—
Equity in earnings of subsidiaries	73	—	(73)	—
(Loss) income before income taxes	(12)	73	(73)	(12)
Provision for income taxes	8	28	(28)	8
Net (loss) income	$(20)	$45	$(45)	$(20)

Supplemental Condensed Consolidating Statement of Operations

	Nine Months Ended October 31, 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$2,287	$1,575	$(1,274)	$2,588
Cost of sales and occupancy expense	1,587	1,327	(1,274)	1,640
Gross profit	700	248	—	948
Selling, general, and administrative expense	645	92	—	737
Related party expenses	11	—	—	11
Store pre-opening costs	2	—	—	2
Operating income	42	156	—	198
Interest expense	187	—	—	187
Other (income) and expense, net	(16)	(5)	—	(21)
Intercompany charges (income)	55	(55)	—	—
Equity in earnings of subsidiaries	216	—	(216)	—
Income before income taxes	32	216	(216)	32
Provision for income taxes	11	74	(74)	11
Net income	$21	$142	$(142)	$21

Supplemental Condensed Consolidating Statement of Operations

	Nine Months Ended November 1, 2008
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$2,227	$1,554	$(1,232)	$2,549
Cost of sales and occupancy expense	1,546	1,309	(1,232)	1,623
Gross profit	681	245	—	926
Selling, general, and administrative expense	673	92	—	765
Related party expenses	12	—	—	12
Store pre-opening costs	5	1	—	6
Operating (loss) income	(9)	152	—	143
Interest expense	231	—	—	231
Other (income) and expense, net	—	3	—	3
Intercompany charges (income)	57	(57)	—	—
Equity in earnings of subsidiaries	206	—	(206)	—
(Loss) income before income taxes	(91)	206	(206)	(91)
(Benefit) provision for income taxes	(21)	47	(47)	(21)
Net (loss) income	$(70)	$159	$(159)	$(70)

Supplemental Condensed Consolidating Statement of Cash Flows

	Nine Months Ended October 31, 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net cash provided by operating activities	$100	$90	$(84)	$106

Investing activities:
Cash paid for property and equipment	(25)	(1)	—	(26)

Net cash used in investing activities	(25)	(1)	—	(26)

Financing activities:
Net borrowings of long-term debt	(52)	—	—	(52)
Intercompany dividends	—	(84)	84	—
Other financing activities	(12)	—	—	(12)
Net cash used in financing activities	(64)	(84)	84	(64)

Increase in cash and equivalents	11	5	—	16
Beginning cash and cash equivalents	26	7	—	33
Ending cash and cash equivalents	$37	$12	$—	$49

Supplemental Condensed Consolidating Statement of Cash Flows

	Nine Months Ended November 1, 2008
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net cash (used in) provided by operating activities	$(176)	$113	$(103)	$(166)

Investing Activities:
Cash paid for property and equipment	(59)	(7)	—	(66)

Net cash used in investing activities	(59)	(7)	—	(66)

Financing Activities:
Net borrowings of long-term debt	292	—	—	292
Intercompany dividends	—	(103)	103	—
Other financing activities	3	—	—	3

Net cash provided by (used in) financing activities	295	(103)	103	295

Increase in cash and equivalents	60	3	—	63
Beginning cash and cash equivalents	26	3	—	29
Ending cash and equivalents	$86	$6	$—	$92

Note 11. Subsequent Event

On November 5, 2009, we entered into a Fourth Amendment to Credit Agreement (the “Fourth Amendment”) to our $2.4 billion Senior secured term loan facility.  The Fourth Amendment amended the Senior secured term loan facility to extend $1.0 billion of existing term loans (the “B-2 Term Loans”) to July 31, 2016, with the remaining $1.28 billion of existing term loans (the “B-1 Term Loans”) keeping the original maturity date of October 31, 2013.

As a result of the Fourth Amendment, the applicable margins for the B-2 Term Loans under the Senior secured term loan facility will be 3.50% with respect to base rate borrowings and 4.50% with respect to LIBOR borrowings.  Further, the interest period for the B-2 LIBOR borrowings may be for three or six months. The B-2 Term Loans are subject to (i) a springing maturity date of July 31, 2014 unless either (x) our Senior Notes are refinanced 91days prior to the maturity of such Senior Notes or (y) we can meet a fixed charge coverage ratio of 3.25x; and (ii) a minimum increase in interest rates on the B-2 loans in connection with any future extensions of term loans to the extent any such extension has an increase in effective yield in excess of 0.25%.

Borrowings for the B-1 Term Loans under the Senior secured term loan facility are subject to an applicable margin of 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. In addition, the one- and two-month LIBOR options have been eliminated for the B-1 Term Loans.

The Senior secured term loan facility requires us to prepay outstanding loans to the extent we have excess cash, as fully described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. As a result of the Fourth Amendment, any required prepayments must be allocated evenly between the B-1 and B-2 Term Loans. The Fourth Amendment had no impact on the affirmative and negative covenants contained in the Senior secured term loan facility.

In the fourth quarter of fiscal 2009, we will record an expense of $3 million related to the Fourth Amendment in accordance with ASC 470. The Company will also record $1 million in debt issuance costs that will be amortized as interest expense over the life of the B-2 Term Loans. The unamortized debt issuance costs related to the Senior secured term loan facility will be allocated between the B-1 and B-2 Term Loans. The costs allocated to the B-2 Term Loans will be amortized over the revised life through July 31, 2014.

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

Disclosure Regarding Forward-Looking Information

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, estimates, and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance or achievements to be materially different from anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to:

•                  risks related to general economic conditions; if the worldwide economic downturn continues or deteriorates further, it could continue to adversely affect consumer confidence and retail spending, decreasing demand for our merchandise and adversely impact our results of operations, cash flows and financial condition;

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

•                  we are co-sourcing certain of our information technology, accounts payable, payroll, accounting, and human resources functions, and may co-source other administrative functions, making us more dependent upon third parties;

•                  our information systems may prove inadequate;

•                  we may fail to optimize or adequately maintain our perpetual inventory and automated replenishment systems;

•                  failure to adequately maintain the security of our electronic and other confidential information could materially adversely affect our financial condition and operating results;

•                  if proposed labor relations legislation is adopted, allowing third party involvement or interruptions to our business, our business could be impacted as a result;

•                  a weak fourth quarter would materially adversely affect our annual operating results;

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

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. All references herein to “fiscal 2009” relate to the 52 weeks ending January 30, 2010 and all references to “fiscal 2008” relate to the 52 weeks ended January 31, 2009. In addition, all references herein to “the third quarter of fiscal 2009” relate to the 13 weeks ended October 31, 2009 and all references to “the third quarter of fiscal 2008” relate to the 13 weeks ended November 1, 2008.  Finally, all references to “the nine months ended October 31, 2009” relate to the 39 weeks ended October 31, 2009, and “the nine months ended November 1, 2008” relate to the 39 weeks ended November 1, 2008, respectively.

The following table sets forth certain of our unaudited operating data:

	Quarter Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Michaels stores:
Retail stores open at beginning of period	1,023	991	1,009	963
Retail stores opened during the period	4	22	18	50
Retail stores opened (relocations) during the period	1	3	5	9
Retail stores closed during the period	—	—	—	—
Retail stores closed (relocations) during the period	(1)	(3)	(5)	(9)
Retail stores open at end of period	1,027	1,013	1,027	1,013

Aaron Brothers stores:
Retail stores open at beginning of period	155	164	161	166
Retail stores opened during the period	—	—	—	—
Retail stores opened (relocations) during the period	—	—	—	1
Retail stores closed during the period	(3)	(1)	(9)	(3)
Retail stores closed (relocations) during the period	—	—	—	(1)
Retail stores open at end of period	152	163	152	163

Total store count at end of period	1,179	1,176	1,179	1,176

Other operating data:
Average inventory per Michaels store (in thousands) (1)	$971	$1,022	$971	$1,022
Comparable store sales (2)	1.3%	(6.5)%	(0.5)%	(4.1)%

(1)	Average inventory per Michaels store calculation excludes our Aaron Brothers stores.

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

	Quarter Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	62.7	64.5	63.4	63.7
Gross profit	37.3	35.5	36.6	36.3
Selling, general, and administrative expense	27.9	27.3	28.5	30.0
Related party expenses	0.4	0.4	0.4	0.5
Store pre-opening costs	—	0.3	0.1	0.2
Operating income	9.0	7.5	7.6	5.6
Interest expense	6.7	8.5	7.2	9.0
Other (income) and expense, net	(0.2)	0.3	(0.8)	0.1
Income (loss) before income taxes	2.5	(1.3)	1.2	(3.5)
Income tax provision (benefit)	0.9	0.9	0.4	(0.8)
Net income (loss)	1.6%	(2.2)%	0.8%	(2.7)%

Quarter Ended October 31, 2009 Compared to the Quarter Ended November 1, 2008

Net Sales—Net sales increased for the third quarter of fiscal 2009 by $23 million, or 2.6%, over the third quarter of fiscal 2008. Comparable store sales increased 1.3% primarily due to an increase in customer transactions of 4.7% and a positive impact of 0.1% related to the change in deferred custom framing revenue, partially offset by a decrease in the average ticket of 3.5%. The fluctuation in the exchange rates between the United States and Canadian dollars positively impacted the average ticket by 20 basis points. Sales at 26 Michaels stores that were opened during the 13-month period ended October 31, 2009, provided incremental revenue of $12 million.

Cost of Sales and Occupancy Expense— Cost of sales and occupancy expense decreased $2 million or 0.3% to $582 million in the third quarter of fiscal 2009 from $584 million in the third quarter of fiscal 2008 primarily due to lower distribution and freight costs. This improvement was partially offset by an increase in occupancy costs due in part to an increase in the average number of stores open in the period. As a percentage of net sales, cost of sales and occupancy expense decreased approximately 180 basis points driven by a 170 basis point reduction in cost of sales related primarily to improved management of clearance markdowns and lower fuel and distribution costs.

Selling, General, and Administrative Expense—Selling, general, and administrative expense was $259 or 27.9% of net sales, in the third quarter of fiscal 2009 compared to $247 million, or 27.3% of net sales, in the third quarter of fiscal 2008. Selling, general, and administrative expense increased $12 million, or 60 basis points, primarily due to a $20 million increase in performance based bonus expense, which was partially offset by lower payroll and advertising expense. In the third quarter of fiscal 2008, we reversed bonus expense accruals of approximately $15 million as a result of changes in expected company performance in fiscal 2008.

Related Party Expenses— Related party expenses were $4 million in each of the third quarters of fiscal 2009 and fiscal 2008.  These costs consist primarily of approximately $3 million of management fees and associated expenses paid to our Sponsors and Highfields Capital Management L.P. (“Highfields”).  Also included in the related party expenses in fiscal 2008 is approximately $1 million of amortization expense related to the Separation Agreements as more fully described in Note 9 to the consolidated financial statements.

Interest Expense— Interest expense for the quarter decreased $15 million to $62 million as a result of a lower average interest rate related to our variable-rate debt and lower average debt levels.

Other (Income) and Expense, net—Other income in the third quarter of fiscal 2009 related primarily to a $1 million favorable change in the fair value of the interest rate cap as more fully described in Note 5 to the consolidated financial statements. For fiscal 2008, other expense included $3 million related to foreign exchange losses.

Provision for Income Taxes—During the third quarter of fiscal 2009, we recorded a tax provision of $8 million at an effective tax rate of 33.2%.  During the third quarter of fiscal 2008, we recorded a tax provision of $8 million, despite a loss before taxes. The tax provision recorded in fiscal 2008 was primarily related to a projected annual tax rate decrease due to changes in our results of operations and our limited ability to recognize foreign tax credits related to our profitable Canadian operations.

Nine Months Ended October 31, 2009 Compared to the Nine Months Ended November 1, 2008

Net Sales—Net sales increased for the first nine months of fiscal 2009 by $39 million, or 1.6%, over the first nine months of fiscal 2008. Comparable store sales decreased 0.5% primarily due to a decrease in the average ticket of 5.1% and an adverse impact of 0.1% related to the change in deferred custom framing revenue, partially offset by an increase in customer transactions of 4.7%. The fluctuation in the exchange rates between the United States and Canadian dollars adversely impacted the average ticket by 80 basis points. The decrease in comparable store sales was more than offset by sales from non-comparable new stores.  Sales at our new stores that were opened during the 13-month period ended October 31, 2009, provided incremental revenue of $52 million.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $17 million or 1.1% to $1,640 million for the first nine months of fiscal 2009 from $1,623 million for the first nine months of fiscal 2008 primarily due to sales from new stores. As a percentage of net sales, cost of sales decreased approximately 30 basis points largely driven by lower fuel and distribution costs, while occupancy costs were flat as a percentage of sales.

Selling, General, and Administrative Expense—Selling, general, and administrative expense was $737 million, or 28.5% of net sales, for the first nine months of fiscal 2009 compared to $765 million, or 30.0% of net sales, for the first nine months of fiscal 2008. Selling, general and administrative expense decreased $28 million, or 150 basis points, primarily due to lower payroll, severance, depreciation advertising and supplies expense. Additionally, prior year amounts include consulting expenses for studies related to consumer insights and other strategic initiatives. These reductions were partially offset by an increase in performance based bonus expense.

Related Party Expenses—Related party expenses were $11 million and $12 million for the first nine months of fiscal 2009 and fiscal 2008, respectively, consisting primarily of $10 million of management fees and associated expenses paid to our Sponsors and Highfields.  Also included in the related party expenses in fiscal 2008 was approximately $2 million of amortization expense related to the Separation Agreements as more fully described in Note 9 to the consolidated financial statements.

Interest Expense—Interest expense decreased $44 million in the nine months ended October 31, 2009 compared to the nine months ended November 1, 2008, primarily due to a lower average interest rate on our variable-rate debt and lower average debt levels.

Other (Income) and Expense, net—Other income for the first nine months of fiscal 2009 related primarily to a $16 million favorable change in the fair value of the interest rate cap as more fully described in Note 5 to the consolidated financial statements and $5 million related to foreign exchange gains. In 2008, other expense related primarily to foreign exchange losses.

Provision (Benefit) for Income Taxes—For the nine months ended October 31, 2009, we recorded an income tax provision of $11 million at an effective tax rate of 34.2%. The rate is lower than the federal tax rate due to the expected reversal of prior year’s limitations on our ability to recognize foreign tax credits related to its profitable Canadian operations. For the nine months ended November 1, 2008, we recorded a tax benefit of $21 million at an effective tax rate of 23.0%. For the first nine months of fiscal 2008, the lower effective tax rate was a result of our limited ability to recognize foreign tax credits related to our profitable Canadian operations.

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

On November 5, 2009, we entered into an amendment to the credit agreement to the Senior secured term loan facility.  See Note 11 for additional information.

Cash Flow from Operating Activities

Cash flow provided by operating activities during the first nine months of fiscal 2009 was $106 million compared to cash used in operating activities of $166 million during the first nine months of fiscal 2008. The $272 million change was primarily due to an increase in net income, a smaller increase in merchandise inventories, and a favorable impact from accrued interest.  The change in accrued interest was primarily attributable to the timing of payments and a lower average interest rate.

Average inventory per Michaels store (including supporting distribution centers) decreased 5.0% from $1,022,000 at November 1, 2008 to $971,000 at October 31, 2009 primarily due to a planned reduction of store inventory levels. We anticipate average inventory per Michaels store at the end of fiscal 2009 to be down compared to the end of fiscal 2008.

Cash Flow used in Investing Activities

Cash flow used in investing activities was primarily the result of the following capital expenditure activities:

	Nine Months Ended
	October 31,	November 1,
	2009	2008
	(in millions)
New and relocated stores and stores not yet opened (1)	$10	$23
Existing stores	8	17
Distribution system expansion	1	3
Information systems	6	21
Corporate and other	1	2
	$26	$66

(1)

In the first nine months of fiscal 2009, we incurred capital expenditures related to the opening of 18 Michaels and the relocation of five Michaels stores. In the first nine months of fiscal 2008, we incurred capital expenditures related to the opening of 50 Michaels stores and the relocation of nine Michaels stores and one Aaron Brothers store.

Given the current soft macroeconomic environment, we have taken a more conservative view on capital expenditures and postponed or cancelled non-essential spending during fiscal 2009.

Cash Flow from Financing Activities

Cash flows used in financing activities are related primarily to repayments in excess of borrowings under our Asset-based revolving credit facility. The Asset-based revolving credit facility provides senior secured financing of up to $1.0 billion, subject to a borrowing base. As of October 31, 2009, the borrowing base was $963 million with $799 million of unused availability.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles. ASC 105 establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The U.S. GAAP hierarchy will be modified to include two levels of GAAP: authoritative and nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ended after September 15, 2009. We have included references to authoritative accounting literature in accordance with the Codification. There are no other changes to the content of the Company’s consolidated financial statements as a result of the adoption.

In September 2006, the FASB issued ASC 820, Fair Value Measurements, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements.  ASC 820 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In November 2007, the FASB placed a one year deferral for the implementation of ASC 820 for nonfinancial assets and liabilities; however, ASC 820 became effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements.  On February 3, 2008, we adopted the provisions of ASC 820 related to financial assets and liabilities and on February 1, 2009, we adopted the provisions related to nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. These adoptions had no impact on our consolidated financial statements.   See Note 6 for further information regarding fair value measurements. Additionally, in April 2009, the FASB issued ASC 825, Interim Disclosures About Fair Value of Financial Instruments, which provides additional guidance and requires additional disclosures regarding determining and reporting fair values for certain assets and liabilities. We adopted ASC 825 in the second quarter of fiscal 2009 as reflected in Note 3.

In December 2007, the FASB issued ASC 805, Business Combinations to establish principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction costs and restructuring costs be expensed. In addition, this ASC requires disclosures to enable users to evaluate the nature and financial effects of the business combination. ASC 805 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply the provisions of ASC 805 to any business combinations occurring on or after February 1, 2009.

In March 2008, the FASB issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities. ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. The statement also requires enhanced disclosures regarding how and why entities use derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect entity’s financial position, financial performance, and cash flows. ASC 815 is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted the new disclosure requirements of ASC 815 in the first quarter of 2009 as reflected in Note 5.

In May 2009, the FASB issued ASC 855, Subsequent Events. ASC 855 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. The statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for fiscal years and interim periods ending after June 15, 2009. We adopted ASC 855 during the second quarter of fiscal 2009, but the impact of the adoption in future periods will depend on the nature and the extent of transactions that occur subsequent to our interim and annual reporting periods.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

During the first quarter of fiscal 2009, we purchased an interest rate cap to hedge the variability of cash flows associated with our interest payments on our Senior secured term loan that result from fluctuations in the three-month LIBOR rate. The cap limits our interest exposure on a notional value of $2.0 billion to the lesser of the three-month LIBOR rate or 7.0%.  The term of the cap is from April 15, 2009 through April 15, 2015. The fair value of the cap as of October 31, 2009 was $25 million and is included in Other assets on the Consolidated Balance Sheet. The change in fair value of the cap for the quarter and nine months ended October 31, 2009resulted in an income of $1 million and $16 million, respectively, and is recorded in Other (income) and expense, net in the Consolidated Statements of Operations.

We have market risk exposure arising from changes in interest rates on our Senior secured term loan facility. The interest rates on our Senior Credit Facilities will reprice periodically, which will impact our earnings and cash flow. The interest rates on our Notes issued in connection with the Merger are fixed.  Based on our overall interest rate exposure to variable rate debt outstanding as of October 31, 2009, a 1% increase or decrease in interest rates would increase or decrease pre-tax earnings by $24 million. A 1% increase in interest rates would decrease the fair value of our long-term fixed rate debt by approximately $52 million. A 1% decrease in interest rates would increase the fair value of our long-term fixed rate debt by approximately $55 million.  A change in interest rates would not materially affect the fair value of our Senior secured term loan facility as the debt reprices periodically.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated by the SEC under the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Item 1A.  Risk Factors

Information regarding our risk factors appear in Item 1A. Risk Factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 other than the risk factor set forth below:

Healthcare reform legislation could adversely impact us.

The U.S. Congress, supported by President Obama, is debating health care reform that could have a significant impact on our employment benefits and related costs.  The discussion centers around universal coverage, revenue sources to keep it deficit neutral and changes to Medicare that could significantly impact our associates and the benefits and costs of our benefit plans.  Until legislation is final, the impact is impossible to predict.

Item 6.  Exhibits.

(a) Exhibits:

Exhibit Number	Description of Exhibit
10.1

Fourth Amendment to Credit Agreement, dated as of November 5, 2009, to the Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other lenders named therein, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A. and Credit Suisse, as co-documentation agents, and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 5, 2009).

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
Elaine D. Crowley
Executive Vice President - Chief Financial Officer
(Principal Financial Officer)

Dated: December 4, 2009

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
10.1

Fourth Amendment to Credit Agreement, dated as of November 5, 2009, to the Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other lenders named therein, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A. and Credit Suisse, as co-documentation agents, and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 5, 2009).

31.1	Certifications of John B. Menzer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Elaine D. Crowley pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).