Form 10-K
period 2010-01-30
MICHAELS STORES INC
filed 2010-03-31
CIK 740670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2010

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. *  Yes ☐  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of March 27, 2010, 118,898,939 shares of the Registrant’s Common Stock were outstanding.

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

General

With approximately $3.9 billion in sales in fiscal 2009, Michaels Stores, Inc., together with its subsidiaries, is the largest arts and crafts specialty retailer in North America providing materials, ideas and education for creative activities. Our mission is to be a world class performer that inspires and enables consumers to experience creativity and to lead industry growth and innovation, while creating a fun and rewarding place to work that fosters meaningful connections with our communities. Through our broad product assortments, educational in-store events, project sheets and displays, and on-line information, we offer a shopping experience that inspires creativity in the areas of arts, crafts, floral displays, framing, home accents, and children’s hobbies and activities.

Michaels Stores, Inc. was incorporated in Delaware in 1983, and as of March 27, 2010, we operate 1,028 Michaels retail stores in 49 states, as well as in Canada, averaging 18,300 square feet of selling space per store. Our stores offer arts and crafts supplies and products for the crafter and do-it-yourself home decorator. We also operate 148 Aaron Brothers stores as of March 27, 2010, in 9 states, averaging 5,600 square feet of selling space per store, offering photo frames, a full line of ready-made frames, custom framing services, and a wide selection of art supplies.

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

We provide links to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, free of charge on our Internet website at www.michaels.com under the heading “Corporate Information.” These links are automatically updated, so the filings are available immediately after they are made publicly available by the Securities and Exchange Commission (“SEC”). These filings are also available through the SEC’s EDGAR system at www.sec.gov.

Industry Overview

We are the largest specialty retailer in North America providing materials, project ideas, and education for creative activities in arts and crafts, home, and scrapbooking. We believe we are well positioned to benefit from favorable demographics, particularly a more affluent baby boomer population, and an increasing focus on savings and home-based, family activities. According to industry consumer participation surveys from December 2007 and 2009, approximately 56% of U.S. households participate in an arts and crafts category and our typical customer is:

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

We compete across many segments of the industry, including adult and kids crafts, scrapbooking and paper crafting, jewelry making, art supplies, home, floral, celebrations, and ready-made and custom framing. Industry association reports estimate that the addressable market size associated with the core arts and crafts market is about $27 billion, and we estimate another $3 billion is associated with the framing market for a total addressable market size of $30 billion annually.

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

•             Multi-store chains. This category includes several multi-store chains, each operating more than 30 stores, and comprises: Hobby Lobby, which operates approximately 462 stores in 37 states, primarily in the Midwestern and Southern United States; A.C. Moore Arts & Crafts, Inc., which operates approximately 144 stores primarily in the mid-Atlantic and Northeast regions; Jo-Ann Stores, Inc., which operates approximately 235 large-format stores across the country; and Garden Ridge Corporation, which operates approximately 45 stores in 19 states, primarily in the Midwestern and Southern United States. We believe all of these chains are significantly smaller than Michaels with respect to total net sales.

•             Small, local specialty retailers. This category includes local independent arts and crafts retailers and custom framing shops. Typically, these are single store operations managed by the owner. These stores generally have limited resources for advertising, purchasing, and distribution. Many of these stores have established a loyal customer base within a given community and compete based on relationships and customer service.

Business Strategy

We continue to strive to increase sales and productivity by strengthening our position as a world class performer, and as the largest arts and crafts retailer in North America through the following strategies:

•                  Merchandise. Our goal is to drive sales by inspiring our customers with a broad assortment of products at competitive prices and to create an excellent in-store experience. We expect to continue to expand the custom framing business with exciting new offerings.

•                  Improving our merchandise assortment. We are focused on introducing greater newness in our categories to inspire the creativity of our customers. We believe that frequent merchandise resets to provide more new products, inspiration, and excitement to our customers is a key. We plan to test new merchandising assortments in selected markets before implementing regional or national rollouts. Our assortments include highly differentiated and exclusive product lines, which we believe help us further maximize our opportunities within arts and crafts trends.

•                  Ideas and inspiration. We believe that our customer experience can be a key advantage that differentiates us from our competitors and is a critical component of our merchandising strategy. Many of the craft supplies sold in our Michaels stores can be assembled into unique end products with an appropriate amount of guidance and direction. Accordingly, we have in-store displays to stimulate creativity with new project ideas and we supply free project sheets with detailed instructions on how to assemble the finished product. We also offer project sheets on our Internet site, www.michaels.com, and webisodes demonstrating techniques to make seasonal crafts, gifts, and more at www.WhereCreativityHappens.com. In addition, we offer a variety of classes, demonstrations, and family focused make-it and take-it events to inspire our customers with product ideas and information. We believe this strategy enhances incremental sales, drives frequency of customer visits, and is core to our brand positioning.

•                  Pricing and promotional strategy. We are developing an integrated pricing and promotion strategy based on customer behavior, while improving our long-term organizational capabilities, processes, and tools. Our promotional activity is item-price based, with promotions spanning across categories and limited regional differentiation. We believe we can improve margins by applying more sophisticated pricing models and regional promotional programs, with a focus on the optimization of promotional prices and improvements in clearance pricing through enhanced merchandise planning and merchandising systems upgrades.  We further believe that we will be able to increase our core market as we improve our ability to more precisely identify the promotional items that drive customer traffic.

•                  Custom Framing. We are executing on strategies, and evaluating new opportunities, to drive the custom frame business. We have a heightened focus on ensuring that we have well trained custom framing sales associates that provide our customers with new products and service offerings. As part of our custom framing initiative, we plan to upgrade the capabilities of our manufacturing subsidiary that provides framing merchandise to our stores.

•                  Direct Imports and Private Brands.

•                  Global sourcing. We believe that importing product directly, primarily from Asia, presents a significant long-term opportunity to enhance our margin, improve our product quality, and mitigate external cost pressures. We will continue to identify and leverage key strategic domestic vendors who will work with us to bring fresh ideas, quality products and exceptional value to our customers. We have expanded our relationships internationally, both through agents and directly with manufacturers, and will collaboratively plan to bring a compelling assortment to market. In fiscal 2009, as a percent of total receipts, we sourced approximately 17% of our merchandise through direct relationships with international manufacturers or through agents, compared to 10% in fiscal 2008. We anticipate that we will continue to significantly expand our direct import business.

•                  Private Brand Development. Currently, we sell numerous products under hundreds of labels. We believe that by focusing on a few, strong, private brands, we will help drive differentiation, improve our image, and provide the framework for Michaels to more effectively market our globally sourced products. We have chosen a few select consumer driven brands which we believe will strengthen our value proposition in the marketplace, differentiate Michaels from its competitors, enhance customer loyalty, and increase market share by supporting Michaels’ position in selection, newness, and value.

•     Store Experience.

•                  The in-store experience. We want our stores to be the destination for Where Creativity Happens by providing not just the products for which our customer is looking, but also ideas and inspiration that allow for an entertaining and enjoyable shopping experience. Since its implementation in fiscal 2008, our internet based customer relationship management platform has provided us timely, actionable feedback on our customers’ in-store experience and has shown continued improvement in our stores’ overall service levels. We successfully implemented an automated labor scheduling module in all stores during fiscal 2008 that continues to improve store efficiencies and produce lower payroll expense per store. These efficiencies allow our associates to focus more time on driving sales and customer service. In support of our ongoing commitment to improve the in-store experience, we plan to develop a workload planning system to establish baseline staffing models to balance time for service versus tasks. In addition, we intend to identify non-productive work that can be eliminated through process re-engineering.

•            Marketing.

•                  Improving marketing execution. We are committed to deepening our relationship with our customers. We utilize a diversified marketing mix including print, direct mail, email, in-store promotional activities, and online advertising. We are working to develop additional online and social media tools to help us explore and develop new customer segments. We are exploring ways to optimize our print advertising distribution, as well as develop alternative approaches to disseminating our message. These approaches will be specifically targeted towards those customer segments which represent the greatest sales opportunities.

•            Store Growth.

•                  Optimization of existing store portfolio. Commencing in fiscal 2009, we expanded efforts to reduce occupancy costs in our existing stores through renegotiation of lease terms. We also implemented a program to proactively manage store maintenance to ensure timely preventative maintenance is performed to our stores, consistent with our customers’ expectations. We plan to continue these programs in fiscal 2010. In addition, we believe the current macroeconomic environment allows us an opportunity to relocate existing stores to more advantageous sites.

•                  New store openings. We believe the combined United States and Canadian markets can support a total of 1,300 to 1,500 Michaels stores. We continue to make refinements to our store prototype model to maximize the return on our new store investments. We have identified successes in our prototype models and are incorporating those positive results into merchandise resets across the chain. We are also testing urban and small market formats to further penetrate existing markets. During fiscal 2010, we anticipate opening 30 to 35 new Michaels stores including approximately 10 relocations, funded primarily through cash provided by operating activities and additional borrowings under our revolving credit facility.

•            Cash Flow and Expense Management.

•                  Inventory optimization. We are working on initiatives to develop processes and systems to improve our inventory turnover. Improvements to our merchandise assortments will allow us to remove unproductive inventory, and  we are benchmarking our supply chain with world class companies to identify opportunities to optimize investment in inventory, improve turn and drive sales through improved in-stocks. Additional tools and training for our stores will allow us to reduce shrink, and collaboration with our vendors on packaging standards will yield significant reductions in damaged product and cost.

•                  Continuous improvement.  In fiscal 2009, we successfully transitioned certain of our information technology, information services, accounts payable, payroll, accounting, and human resources functions, to a third party. We intend to continue to identify potential cost savings through expense control and process improvement, as well as leveraging all elements of our co-sourcing partnership.

•            Engaged Associates.

•                  Workforce.  Our associates are essential to ensuring the success of our strategic initiatives. We plan to invest in and enrich our associates with improved training, development and support. We plan to drive performance of our associates in a sales-focused environment with clear accountability and rewards. Our goal is to create a culture that enhances the experiences of our associates, our customers and the communities we serve.

Merchandising

Our Michaels store merchandising strategy is to provide a broad assortment of products at competitive prices and to inspire our consumer through new products, finished projects, project sheets, and special events. Each Michaels store offers approximately 39,000 basic SKUs in a number of product categories. The following table shows a breakdown of sales for Michaels stores by department as a percentage of total sales:

	Fiscal Year
	2009	2008	2007
General and children’s crafts	44%	42%	41%
Home and seasonal	21	23	25
Scrapbooking	18	17	16
Framing	17	18	18
	100%	100%	100%

During the Christmas selling season, a significant portion of floor and shelf space in a typical Michaels store is devoted to Christmas crafts, Christmas decorations, gift making, and gift-giving merchandise. Because of the project-oriented nature of many of these products, the Christmas selling season begins in August and extends through December. Accordingly, a fully developed seasonal merchandising program, including inventory, merchandise layout, and instructional ideas, is implemented during the third quarter of each fiscal year in every Michaels store. This program requires additional inventory investment so that stores are fully stocked during the peak selling season to meet higher demand from increased customer traffic.

We routinely identify merchandise that requires some price reduction to accelerate sales of the product. The need for this reduction is generally attributable to clearance of seasonal merchandise or product that is being displaced from its assigned location in the store to make room for new merchandise. Additional SKUs that are candidates for repricing are identified using our point of sale (“POS”) and perpetual inventory data. In each case, the appropriate repricing is determined at our corporate office. Price changes are transmitted electronically to the store through the POS system and instructions are provided to our stores regarding product placement, signage, and display in order to ensure that product is effectively cleared.

Our Aaron Brothers stores offer on average approximately 7,100 SKUs, including photo frames, a full line of ready-made frames, art prints, framed art, art supplies and custom framing services. The merchandising strategy for our Aaron Brothers stores is to provide a unique, upscale framing assortment and shopping experience. In addition, we strive to provide a fashion forward framing merchandise selection in an appealing environment with attentive customer service.

Purchasing and Inventory Management

We purchase merchandise from approximately 1,000 vendors. We believe that our buying power and ability to make centralized purchases enable us to acquire products on favorable terms. Central merchandising management teams negotiate with vendors in an attempt to obtain the lowest net merchandise costs and improve control over product mix and inventory levels. In fiscal 2009, our top 10 vendors accounted for approximately 30% of total purchases with no single vendor accounting for more than 10% of total purchases.

In addition to purchasing from outside vendors, our Michaels and Aaron Brothers stores purchase custom frames, framing supplies, mats, and art prints from our framing operation, Artistree, which consists of a manufacturing facility and four regional processing centers to support our retail stores.

Substantially all of the products sold in Michaels stores are manufactured in Asia, Canada, Mexico, and the United States. Goods manufactured in Asia generally require long lead times and are ordered four to six months in advance of delivery. Those products are either imported directly by us or acquired from distributors based in the United States, and their purchase prices are denominated in United States dollars.

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

Our perpetual inventory and automated merchandise replenishment systems provide the capability to achieve our inventory management objectives. Our automated replenishment system uses perpetual inventory records to analyze individual store/SKU on-hand quantities, as well as other pertinent information such as sales forecasts, seasonal selling patterns, promotional events, and vendor lead times, to generate recommended merchandise reorder information. These recommended orders are reviewed daily and purchase orders are delivered electronically to our vendors and our distribution centers. In addition to improving our store in-stock position, these systems enable us to better forecast merchandise ordering quantities for our vendors and give us the ability to identify, order, and replenish the stores’ merchandise using less store associate labor. These systems also allow us to react more quickly to selling trends and allow our store associates to devote more time to customer service, thereby improving inventory productivity and sales opportunities.

We manage the distribution of seasonal merchandise to our stores by allocating seasonal merchandise based on prior year sales and current store sales trends. For a discussion of the seasonal nature of our business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—General.”

Artistree

We currently operate a vertically integrated framing operation that leverages Artistree, our wholly-owned manufacturing subsidiary, across our Michaels and Aaron Brothers store networks. Artistree supplies high quality custom and specialty framing merchandise, including art prints and precut mats.

Our moulding manufacturing plant, located in Kernersville, North Carolina, converts lumber into finished frame moulding that is supplied to our regional processing centers for custom framing orders for our stores. We manufacture approximately 16% of the moulding we process, import another 45% from quality manufacturers in Indonesia, Malaysia, China, and Italy, and purchase the balance from distributors. We directly source metal moulding for processing in our regional centers. The custom framing orders are processed (frames cut and joined, along with cutting mats and foamboard backing) and shipped to our stores where the custom frame order is completed for customer pick-up.

During fiscal 2009, we operated three regional processing centers  in City of Industry, California; Coppell, Texas; and Kernersville, North Carolina. Our art prints and pre-cut mats, along with our custom frame supplies, are packaged and distributed out of our Coppell regional processing center. Combined, these facilities occupy approximately 476,000 square feet and, in fiscal 2009, processed over 24 million linear feet of frame moulding and 5 million individually custom cut mats for our Michaels and Aaron Brothers stores.

In March 2010, we opened a 62,000 square feet regional processing center in Mississauga, Ontario, to service the custom framing orders for our Canadian stores.

We believe Artistree provides a competitive advantage to our Michaels and Aaron Brothers stores. Based on the benefits we have received from this vertically integrated solution, we continue to evaluate additional future vertical integration opportunities leveraging our strong framing operations.

Distribution

We currently operate a distribution network for supplying our stores with merchandise. Approximately 84% of Michaels stores’ merchandise receipts, consisting of both seasonal and basic SKUs, are shipped through the distribution network with the remainder shipped directly from vendors.  Approximately 59% of Aaron Brothers stores’ merchandise, consisting of both seasonal and basic SKUs, is shipped through the distribution network with the remainder shipped directly from vendors. Our seven distribution centers are located in California, Florida, Illinois, Pennsylvania, Texas, and Washington.  In addition, we currently utilize one third-party warehouse to store and supply our seasonal merchandise in preparation for the holiday season.

In fiscal 2008, we completed the implementation of numerous enhancements to our distribution network, which involved the conversion of approximately 130 vendors who had previously shipped product directly to our stores to a centralized distribution model (“hybrid-distribution network”). Under our hybrid-distribution network, all distribution centers stock our fast-selling SKUs with slower-selling SKUs only stocked in the distribution center closest to the vendor. This method reduces costs associated with drop-shipping products directly to store locations. This reduction in direct deliveries from vendors to our stores has resulted in the following benefits to our supply chain:

•             Product cost reductions shared with our vendors;

•              Reduced transportation costs, partially offset by additional handling costs;

•             More efficient store labor involved in merchandise receipt processing; and

•             Improved service levels to our stores.

Michaels stores generally receive deliveries from the distribution centers weekly through an internal transportation network using a dedicated fleet of trucks and contract carriers. Aaron Brothers stores receive merchandise on a weekly or biweekly basis from a dedicated 174,000 square foot distribution center located in the Los Angeles, California area. In fiscal 2010, Aaron Brothers stores will generally receive merchandise on a biweekly basis.

Store Expansion and Relocation

The following table shows our store growth for the last five years:

	Fiscal Year (1)
	2009	2008	2007	2006	2005
Michaels stores:
Retail stores open at beginning of year	1,009	963	921	886	845
Retail stores opened during the year	18	51	45	43	46
Retail stores opened (relocations) during the year	5	11	11	7	18
Retail stores closed during the year	(4)	(5)	(3)	(8)	(5)
Retail stores closed (relocations) during the year	(5)	(11)	(11)	(7)	(18)
Retail stores open at end of year	1,023	1,009	963	921	886

Aaron Brothers stores:
Retail stores open at beginning of year	161	166	166	166	164
Retail stores opened during the year	—	—	2	1	2
Retail stores opened (relocations) during the year	—	1	—	—	—
Retail stores closed during the year	(9)	(5)	(2)	(1)	—
Retail stores closed (relocations) during the year	—	(1)	—	—	—
Retail stores open at end of year	152	161	166	166	166

Total store count at end of year	1,175	1,170	1,129	1,087	1,052

(1)  In fiscal years 2006 and prior, the Star Decorators Wholesale Los Angeles store is retroactively presented as a Michaels store.

The anticipated opening of Michaels stores and the rate at which stores are opened will depend upon a number of factors, including the current economic environment, success of existing stores, the availability and the cost of capital for expansion, the availability of suitable store sites, and the ability to hire and train qualified managers. We plan to open approximately 30 to 35 Michaels stores in fiscal 2010. Included in these openings are store relocations of approximately 10 Michaels stores. We continue to pursue a store relocation program to improve the quality and performance of our existing store base.

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

Costs for opening stores at particular locations depend upon the type of building, the general cost levels in the area, store size, operating format, and the time of the year the store is opened. In fiscal 2009, the average net cost of opening a new Michaels store included approximately $0.8 million of leasehold improvements, furniture, fixtures and equipment, and pre-opening costs, and an estimated initial inventory investment, net of accounts payable, of approximately $0.4 million.

During fiscal 2010, we anticipate closing 5 to 10 Michaels stores and 5 to 10 Aaron Brothers stores. Many of our store closings are stores that have reached the end of their lease term.

Investment in Information Technology

We are committed to using information technology to increase operating efficiencies, improve merchandise selection and flow, and improve our ability to satisfy the needs of our customers. We have invested heavily in POS, perpetual inventory, automated replenishment, distribution, seasonal allocation, and data warehouse systems. These systems have significantly improved our ability to more accurately forecast, manage, and analyze our inventory levels, margins and merchandise order quantities and have created efficiencies within our stores, distribution centers, and corporate office.

On January 16, 2009, we entered into an agreement with Tata America International Corporation (operating as TCS America) to co-source various functions including certain services for application support, application development, technology infrastructure and our call center. These functions were transitioned to our co-sourcing partner in fiscal 2009.  We are now utilizing a model that allows us to leverage the expertise of our co-sourcing partner to quickly ramp up on strategic projects and improve the productivity of our technology spending.

Foreign Sales

All of our current international business is in Canada and accounted for approximately 8% of total sales in fiscal 2009, fiscal 2008, and fiscal 2007. During the last three years, 7% or less of our assets have been located outside of the United States. See Note 14 to the Consolidated Financial Statements for net sales and assets by country.

Service Marks

The names “Michaels,” “Michaels The Arts and Crafts Store,” “Where Creativity Happens,” “Aaron Brothers,” “Aaron Brothers Art & Framing,” “Timeframe,” “Artistree,” “Artistree Art Frame & Design,” “Recollections,” and the Michaels logo are each federally registered service marks.

Employees

As of March 27, 2010, we employed approximately 38,000 associates, approximately 27,100 of whom were employed on a part-time basis. The number of part-time associates substantially increases during the Christmas selling season. Of our full-time associates, approximately 2,700 are engaged in various executive, operating, training, distribution, and administrative functions in our corporate and division offices and distribution centers, and the remainder are engaged in store operations. None of our associates are members of labor unions in association with their Michaels employment.

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

We Face Risks Related to the Effect of General Economic Conditions

If the economic downturn continues or deteriorates further, or if recovery from the downturn is slow or prolonged, our results of operations, cash flows and financial condition could be adversely impacted.  Our stores offer arts and crafts supplies and products and custom framing for the crafter and do-it-yourself home decorator, which some customers may perceive as discretionary. Pressure on discretionary income brought on by current economic conditions, including housing market declines and rising energy prices, may cause consumers to reduce the amount they spend on discretionary items. The downturn in the economy may continue to adversely affect consumer confidence and retail spending, decreasing demand for our merchandise.  Current economic conditions also make it difficult for us to accurately forecast future demand trends, which could cause us to purchase excess inventories, resulting in increases in our inventory carrying cost, or insufficient inventories, resulting in our inability to satisfy our customer demand and potentially lose market share.  In addition, as discussed under “Liquidity and Capital Resources,” we believe that our current liquidity resources are adequate for the foreseeable future.  Although the Company does not anticipate needing additional sources of capital in the near term, continued disruption in the capital markets could make it difficult for us to raise additional capital, when needed, or to eventually refinance our existing indebtedness, on acceptable terms or at all.  Similarly, if our suppliers face challenges in obtaining credit when needed or otherwise face difficult business conditions, they may become unable to offer us the merchandise we use in our business thereby causing reductions in our revenues, or they may demand more favorable payment terms, all of which could adversely affect our results of operations, cash flows and financial condition.

We Face Risks Related to Our Substantial Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under our notes and credit facilities. Our high degree of leverage could have important consequences to us, including:

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

•             limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; and

•             limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who may be less highly leveraged.

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

•             merge or consolidate with another company; and

•             sell or otherwise transfer assets.

In addition, under our senior secured term loan facility, we are required to maintain specified financial ratios upon the occurrence of certain events and under our senior secured asset-based revolving credit facility, we are required to meet an availability condition described below. Our ability to meet those tests can be affected by events beyond our control, and we cannot assure that we will meet them. A breach of any of these covenants could result in a default under our senior secured credit facilities. Upon the occurrence of an event of default under our senior secured credit facilities, the lenders could elect to declare all amounts outstanding under our senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our senior secured credit facilities. If the lenders under our senior secured credit facilities accelerate the repayment of borrowings, we cannot assure that we will have sufficient assets to repay our senior secured credit facilities, as well as our unsecured indebtedness, including the notes.

Our senior secured asset-based revolving credit facility permits us to borrow up to $1,102 million; however, our ability to borrow thereunder is limited by a borrowing base, which at any time will equal the sum of 90% of eligible credit card receivables and debit card receivables plus between 85% and 87.5% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit plus a percentage of eligible in-transit inventory to be agreed upon, less certain reserves, and the sum of an additional 5% appraised net orderly liquidation value of eligible inventory and of eligible letters of credit plus an additional 5% of eligible credit card receivables and debit card receivables under a “last out” tranche, up to a maximum amount of $50 million. In addition, we must not permit excess availability at any time to be less than the greater of (a) $75 million and (b) 10% of the lesser of (1) the then borrowing base under the senior secured asset-based revolving credit facility or (2) a revolving credit ceiling of $1,102 million (as reduced or increased in accordance with the terms of the senior secured asset-based revolving credit facility, the “Revolving Credit Ceiling”).  Excess availability under the senior secured asset-based revolving credit facility means the lesser of (a) the Revolving Credit Ceiling minus the outstanding credit extensions and (b) the then borrowing base minus the outstanding credit extensions. Moreover, our senior secured asset-based revolving credit facility provides discretion to the agent bank acting on behalf of the lenders to impose additional availability reserves, which could materially impair the amount of borrowings that would otherwise be available to us. There can be no assurance that the agent bank will not impose such reserves or, were it to do so, that the resulting impact of this action would not materially and adversely impair our liquidity.

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

•             the implementation of future operational efficiency initiatives, which may include the consolidation of certain operations and/or the possible co-sourcing of additional selected functions, may not produce the desired reduction in costs and may result in disruptions arising from such actions;

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

Unexpected or Unfavorable Consumer Responses to Our Promotional or Merchandising Programs Could Materially Adversely Affect Our Sales, Results of Operations, Cash Flow and Financial Condition

Brand recognition, quality, and price have a significant influence on consumers’ choices among competing products and brands. Advertising, promotion, merchandising, and the pace and timing of new product introductions also have a significant impact on consumers’ buying decisions. If we misjudge consumer responses to our existing or future promotional activities, this could have a material adverse impact on our sales, results of operations, cash flow and financial condition.

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

Improvements to Our Supply Chain May Not Be Fully Successful

An important part of our efforts to achieve efficiencies, cost reductions, and sales and cash flow growth is the identification and implementation of improvements to our supply chain, including merchandise ordering, transportation, and receipt processing. During fiscal 2010, we plan to continue to implement enhancements to our distribution systems and processes, which are designed to improve efficiency through the supply chain and at our stores.  Significant changes to our supply chain could have a material adverse impact on our operating results.

Our Suppliers May Fail Us

Many of our suppliers are small firms that produce a limited number of items. Given their limited resources, these firms are susceptible to cash flow issues, access to capital, production difficulties, quality control issues, and problems in delivering agreed-upon quantities on schedule. We may not be able, if necessary, to return products to these suppliers and obtain refunds of our purchase price or obtain reimbursement or indemnification from them if their products prove defective. In addition, these suppliers may be unable to withstand a downturn in economic conditions. Significant failures on the part of our key suppliers could have a material adverse effect on our operating results.

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

Product Recalls and/or Product Liability, as well as Changes in Product Safety and Other Consumer Protection Laws, May Adversely Impact Our Operations, Merchandise Offerings, Reputation, Results of Operations, Cash Flow and Financial Condition

We are subject to regulations by a variety of federal, state and international regulatory authorities, including the Consumer Product Safety Commission. In fiscal 2009, we purchased merchandise from approximately 1,000 vendors.  Since a majority of our merchandise is manufactured in foreign countries, one or more of our vendors might not adhere to product safety requirements or our quality control standards, and we might not identify the deficiency before merchandise ships to our stores. Any issues of product safety, including but not limited to those manufactured in foreign countries, could cause us to recall some of those products. If our vendors fail to manufacture or import merchandise that adheres to our quality control standards, our reputation and brands could be damaged, potentially leading to increases in customer litigation against us.  Furthermore, to the extent we are unable to replace any recalled products, we may have to reduce our merchandise offerings, resulting in a decrease in sales, especially if a recall occurs near or during a seasonal period.  If our vendors are unable or unwilling to recall products failing to meet our quality standards, we may be required to recall those products at a substantial cost to us. Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. Long lead times on merchandise ordering cycles increase the difficulty for us to plan and prepare for potential changes to applicable laws.  The Consumer Product Safety Improvement Act of 2008 imposes significant requirements on manufacturing, importing, testing and labeling requirements for our products. In the event that we are unable to timely comply with regulatory changes, significant fines or penalties could result, and could adversely affect our reputation, results of operations, cash flow and financial condition.

Significant Increases in Inflation or Commodity Prices such as Petroleum, Natural Gas, Electricity, Steel and Paper May Adversely Affect Our Costs, Including Cost of Merchandise

Any future increases in commodity prices or inflation may adversely affect our costs, including cost of merchandise and distribution costs.  Furthermore, the transportation industry may experience a shortage of capacity, which could be exacerbated by higher fuel prices. Our operating results may be adversely affected if we are unable to secure adequate transportation resources to fulfill our receipt of goods or delivery schedules to the stores, particularly as we receive and deliver our fall and Christmas seasonal merchandise.

We Have Co-sourced Certain of Our Information Technology, Accounts Payable, Payroll, Accounting, and Human Resources Functions and May Co-source Other Administrative Functions, Which Makes Us More Dependent Upon Third Parties

We  co-source a significant portion of our information technology (IT), accounts payable, payroll, accounting, and human resources functions from a third party provider. This co-sourcing initiative is a component of our ongoing strategy to increase our IT capabilities, monitor our costs, seek additional cost savings and increase efficiencies. These functions are generally performed in an offshore location, with Michaels oversight. As a result, we are relying on third parties to ensure that certain functional needs are sufficiently met. This reliance subjects us to risks arising from the loss of control over these processes, changes in pricing that may affect our operating results, and potentially, termination of provision of these services by our supplier. If our service providers fail to perform, we may have difficulty arranging for an alternative supplier or rebuilding our own internal resources, and we could incur significant costs, all of which may have a significant adverse effect on our business. We may co-source other administrative functions in the future, which would further increase our reliance on third parties. Further, the use of offshore service providers may expose us to risks related to local political, economic, social or environmental conditions (including acts of terrorism, the outbreak of war, the occurrence of natural disaster), restrictive actions by foreign governments or changes in United States laws and regulations.

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

Changes in Regulations or Enforcement May Adversely Impact Our Business

We are subject to federal, state, provincial and local regulations with respect to our operations in the U.S. and Canada.  There are a number of legislative and regulatory initiatives, which the enactment or enforcement of, could adversely impact our business. Those initiatives include ones affecting wage or workforce issues, collective bargaining matters, healthcare mandates, environmental regulation, price and promotion regulation, trade regulations and others. In addition, proposed changes in tax regulations may also change our effective tax rate as our business is subject to a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate.

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

The Interests of Our Controlling Stockholders May Conflict with the Interests of Our Creditors

The Sponsors indirectly own approximately 93% of the Company’s Common Stock.  The interests of these funds as equity holders may conflict with those of our creditors. The controlling stockholders may have an incentive to increase the value of their investment or cause us to distribute funds at the expense of our financial condition, which could affect our ability to make payments on the outstanding notes.  In addition, these funds have the power to elect a majority of our board of directors and appoint new officers and management and, therefore, effectively control many other major decisions regarding our operations. In addition, our Sponsors have in the past and may continue to purchase our debt which could adversely affect the liquidity of the remaining debt of any series.

ITEM 1B.  Unresolved Staff Comments.

None.

ITEM 2.  Properties.

We lease substantially all of the sites for our Michaels and Aaron Brothers stores, with the majority of our stores having initial lease terms of approximately 10 years. The leases are generally renewable, with increases in lease rental rates. Lessors have made leasehold improvements to prepare our stores for opening under a majority of our existing leases. As of January 30, 2010, in connection with stores that we plan to open or relocate in future fiscal years, we had signed 17 leases for Michaels stores.

As of March 27, 2010, we lease and occupy the following non-store facilities:

Square
Footage
Distribution centers:
Centralia, Washington	718,000
City of Commerce, California (Aaron Brothers)	174,000
Hazleton, Pennsylvania	1,005,000
Jacksonville, Florida	776,000
Lancaster, California	763,000
New Lenox, Illinois	693,000
Tarrant County, Texas	433,000
4,562,000

Artistree:
City of Industry, California (regional processing center)	90,000
Coppell, Texas (regional processing and fulfillment operations center)	230,000
Kernersville, North Carolina (manufacturing plant and regional processing center)	156,000
Mississauga, Ontario (regional processing center)	62,000
538,000

Office space:
Coppell, Texas (corporate satellite office)	67,000
Grand Prairie, Texas (corporate processing center)	35,000
Irving, Texas (corporate headquarters)	217,000
Mississauga, Ontario (Canadian regional office)	3,000
322,000

Coppell, Texas (new store staging warehouse)	29,000
Dallas, Texas (warehouse)	70,000
5,521,000

The following table indicates the number of our retail stores and wholesale operations located in each state or province as of March 27, 2010:

	Number of Stores
		Aaron
State/Province	Michaels	Brothers	Total
Alabama	10	—	10
Alaska	3	—	3
Alberta	15	—	15
Arizona	28	8	36
Arkansas	4	—	4
British Columbia	14	—	14
California	130	93	223
Colorado	21	6	27
Connecticut	13	—	13
Delaware	4	—	4
Florida	72	—	72
Georgia	29	2	31
Idaho	6	1	7
Illinois	39	—	39
Indiana	16	—	16
Iowa	7	—	7
Kansas	8	—	8
Kentucky	7	—	7
Louisiana	11	—	11
Maine	2	—	2
Manitoba	3	—	3
Maryland	22	—	22
Massachusetts	22	—	22
Michigan	35	—	35
Minnesota	22	—	22
Mississippi	5	—	5
Missouri	19	—	19
Montana	4	—	4
Nebraska	4	—	4
Nevada	10	5	15
New Brunswick	3	—	3
Newfoundland and Labrador	1	—	1
New Hampshire	7	—	7
New Jersey	27	—	27
New Mexico	3	—	3
New York	51	—	51
North Carolina	29	—	29
North Dakota	2	—	2
Nova Scotia	3	—	3
Ohio	30	—	30
Oklahoma	8	—	8
Ontario	32	—	32
Oregon	15	2	17
Pennsylvania	42	—	42
Prince Edward Island	1	—	1
Rhode Island	3	—	3
Saskatchewan	2	—	2
South Carolina	9	—	9
South Dakota	2	—	2
Tennessee	13	—	13
Texas	69	22	91
Utah	11	—	11
Vermont	2	—	2
Virginia	32	—	32
Washington	22	9	31
West Virginia	5	—	5
Wisconsin	18	—	18
Wyoming	1	—	1
Total	1,028	148	1,176

ITEM 3.  Legal Proceedings.

Employee Class Action Claims

Adams Claim

On April 22, 2009, 129 individuals commenced an action against the Company styled Adams, et. al. v. Michaels Stores, Inc. in the United States District Court for the Central District of California.  The Adams suit alleges that Michaels failed to pay overtime wages, provide meal and rest periods (or compensation in lieu thereof), accurately record hours worked and provide itemized employee wage statements.  The Adams suit additionally alleges that the foregoing conduct was in breach of California’s unfair competition law.  The plaintiffs seek injunctive relief, damages for unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs. A number of the individual plaintiff claims have been settled for immaterial amounts. We believe we have meritorious defenses and intend to defend the lawsuits vigorously. We do not believe the resolution of these cases will have a material effect on our business.

McLeod Claim

On March 30, 2009, Nicole McLeod, a former Michaels employee, commenced a purported class action proceeding against Michaels Stores, Inc. on behalf of herself and current and former hourly retail employees employed in California from March 30, 2005 to the present. The McLeod suit was filed in the Superior Court of California, County of Los Angeles, and removed by the Company to the United States District Court for the Central District of California.  The McLeod suit alleges that Michaels failed to provide meal and rest periods (or compensation in lieu thereof) and failed to pay wages and/or overtime pay. The McLeod suit also alleges that this conduct was in breach of California’s unfair competition law. The plaintiff sought injunctive relief, restitution, damages for unpaid wages, waiting time penalties, interest, and attorneys’ fees and costs.  On December 15, 2009, the Court denied certification for the class, leaving the case with one individual plaintiff.  We believe we have meritorious defenses and intend to defend the lawsuit vigorously.  We do not believe the resolution of this case will have a material effect on our business.

Tijero Claim

On February 12, 2010, the Company was served with a lawsuit filed on May 7, 2009 by Jose Tijero, a former assistant manager for Aaron Brothers as a purported class action proceeding on behalf of himself and all current and former hourly retail employees employed in California. The Tijero suit, filed  in the Superior Court of California, County of Alameda, alleges that Aaron Brothers failed to pay all wages and overtime, failed to provide its hourly employees with adequate meal and rest breaks (or compensation in lieu thereof), and accurate wage statements and alleges that the foregoing conduct was in breach of California’s unfair competition law.   The plaintiff seeks injunctive relief, compensatory damages, meal and rest break penalties, waiting time penalties, interest, and attorneys’ fees and costs.  We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We are unable to estimate a range of loss, if any, in this case.

Consumer Class Action Claims

Acevedo Claim

On March 12, 2010, Arthur Acevedo, a consumer, filed a purported class action proceeding against Aaron Brothers, Inc. in the Superior Court of California, Los Angeles County, on behalf of himself and all similarly-situated mobility impaired/wheelchair bound persons.  The suit alleges that certain of Aaron Brothers retail stores in California are not compliant with disability access non-discrimination statutes of California and the plaintiffs seek injunctive relief, statutory damages, attorneys fees and costs.  We believe we have meritorious defenses and intend to defend the lawsuit vigorously.  We are unable to estimate a range of loss, if any, in this case.

Carson Claim

On August 15, 2008, Linda Carson, a consumer, filed a purported class action proceeding against Michaels Stores, Inc. in the Superior Court of California, County of San Diego, on behalf of herself and all similarly-situated California consumers.  The Carson suit alleges that Michaels unlawfully requested and recorded personally identifiable information (i.e., her zip code) as part of a credit card transaction.  The plaintiff sought statutory penalties, costs, interest, and attorneys’ fees.  We contested certification of this claim as a class action and filed a motion to dismiss the claim. On March 9, 2009, the Court dismissed the case with prejudice.  The plaintiff appealed this decision to the California Court of Appeal for the Fourth District, San Diego, where the matter is now pending resolution. We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We are unable to estimate a range of loss, if any, in this case.

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

PART II

ITEM 4. (Removed and Reserved)

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Prior to the Merger, our Common Stock was listed on the New York Stock Exchange under the ticker symbol “MIK.” Subsequent to the Merger, our Common Stock is privately held and there is no established public trading market for our stock.

Holders

As of March 27, 2010, there were 38 holders of record of our Common Stock.

Dividends

The Company has not declared or paid any cash dividends on its Common Stock in fiscal 2009 and fiscal 2008.  The Company does not anticipate paying any cash dividends in the near future.

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

	Fiscal Year
	2009	2008	2007	2006 (5)	2005
	(In millions, except per share and store count data)
Results of Operations Data:
Net sales	$3,888	$3,817	$3,862	$3,843	$3,659
Operating income	397	304	354	208	387
Income (loss) before discontinued operations and cumulative effect of accounting change	107	(5)	(22)	44	232
Cumulative effect of accounting change, net of income tax (1)	—	—	—	—	(7)
Discontinued operations loss, net of income tax	—	—	(10)	(3)	(4)
Net income (loss)	107	(5)	(32)	41	221
Basic earnings per common share before discontinued operations and cumulative effect of accounting change (2) (7)	n/a	n/a	n/a	n/a	0.58
Diluted earnings per common share before discontinued operations and cumulative effect of accounting change (2) (7)	n/a	n/a	n/a	n/a	0.57
Dividends per common share (2)	0.00	0.00	0.00	0.12	0.13

Balance Sheet Data:
Cash and equivalents	$217	$33	$29	$30	$452
Merchandise inventories	873	900	845	840	776
Total current assets	1,207	1,049	980	1,000	1,315
Total assets	1,710	1,625	1,614	1,693	1,876
Total current liabilities	717	681	679	742	497
Long-term debt (7)	3,684	3,756	3,741	3,729	—
Total liabilities	4,481	4,512	4,506	4,568	588
Stockholders’ (deficit) equity (7)	(2,771)	(2,887)	(2,892)	(2,875)	1,288

Other Financial Data:
Cash flow from operating activities	$405	$59	$268	$157	$364
Cash flow from investing activities	(43)	(85)	(100)	(143)	(68)
Cash flow from financing activities	(178)	30	(169)	(436)	(379)

Other Operating Data:
Average net sales per selling square foot (3) (6)	$205	$206	$217	$224	$221
Comparable store sales increase (decrease) (4)	0.2%	(4.6)%	(0.7)%	0.2%	3.6%
Total selling square footage (in millions)	20	19	19	18	17

Stores Open at End of Year:
Michaels (6)	1,023	1,009	963	921	886
Aaron Brothers	152	161	166	166	166
Total stores open at end of year	1,175	1,170	1,129	1,087	1,052

(1)             We changed our method of accounting for merchandise inventories from a retail inventory method to the weighted average cost method in the fourth quarter of fiscal 2005. As a result, we recorded a non-cash charge of $7 million, net of income tax, in fiscal 2005 for the cumulative effect of accounting change on prior fiscal years.

(2)             The per share amounts in the table were retroactively adjusted to reflect the 2.9333-for-one Common Stock split effected in the form of stock dividends to stockholders of record as of the close of business on January 26, 2007.

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

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following discussion, as well as other portions of this Annual Report on Form 10-K, contains forward-looking statements that reflect our plans, estimates, and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” “intends,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this report. Specific examples of forward-looking statements include, but are not limited to, statements regarding our forecasts of financial performance, capital expenditures, working capital requirements, and forecasts of effective tax rate. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, and particularly in “Item 1A. Risk Factors.”

Overview

We are the largest arts and crafts specialty retailer in North America, with sales of approximately $3.9 billion in the United States and Canada. Our primary retail business is our operation of 1,028 Michaels stores across North America. We also operate 148 Aaron Brothers stores, a custom frame, framing, and art supply chain (all store counts are as of March 27, 2010).

Our mission is to be a world class performer that inspires and enables consumers to experience creativity and to lead industry growth and innovation, while creating a fun and rewarding place to work that fosters meaningful connections with our communities. Through our broad product assortments, educational in-store events, project sheets and displays, and on-line information, we offer a shopping experience that inspires creativity in the areas of arts, crafts, floral displays, framing, home accents, and children’s hobbies and activities.

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

•       expansion of our distribution network,

•       implementation of perpetual inventory and automated replenishment systems along with a weighted average cost stock ledger,

•       use of standardized store opening/relocation and merchandising processes,

•       implementation of financial and human resources management systems, and

•       continual store growth.

In fiscal 2010, we will continue to focus on strategic initiatives such as:

•              enhancing the in-store experience,

•              introducing greater newness our in merchandise assortment,

•              diversifying marketing programs,

•              continued growth of global sourcing and private brand penetration,

•              store expansion and portfolio optimization,

•              process and profit improvement, and

•              inventory optimization.

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

Merchandise Inventories—Merchandise inventories are valued at the lower of cost or market, with cost determined using a weighted average method. Cost is calculated based upon the purchase order cost of an item at the time it is received by us, and also includes the cost of warehousing, handling, purchasing, and importing the inventory, as well as inbound and outbound transportation, partially offset by vendor allowances. This net inventory cost is recognized through cost of sales when the inventory is sold.  It is impracticable for us to assign specific allocated overhead costs and vendor allowances to individual units of inventory. As such, to match net inventory costs against the related revenues, we estimate the net inventory costs to be deferred and recognized each period as the inventory is sold.

Vendor allowances, which primarily represent volume rebates and cooperative advertising funds, are recorded as a reduction of the cost of the merchandise inventories and a subsequent reduction in Cost of Sales when the inventory is sold. We generally earn vendor allowances as a percentage of certain merchandise purchases with no minimum purchase requirements. Typically, our vendor allowance programs extend for a period of 12 months. We recognized vendor allowances of $133 million, or 3.4% of net sales, in fiscal 2009, $149 million, or 3.9% of net sales, in fiscal 2008, and $141 million, or 3.7% of net sales, in fiscal 2007. During the three fiscal years ended January 30, 2010, the number of vendors from which vendor allowances were received ranged from approximately 740 to 790.

We utilize perpetual inventory records to value inventory in our stores. Physical inventory counts are performed in a significant number of stores during each fiscal quarter by a third party inventory counting service. Substantially all stores open longer than one year are subject to at least one count each fiscal year. We adjust our perpetual records based on the results of the physical counts.

We maintain a provision for estimated shrinkage based on the actual historical results of our physical inventories. We compare our estimates to the actual results of the physical inventory counts as they are taken and adjust the shrink estimates accordingly. A 10% change in our estimated shrinkage would have affected net income by $1 million for fiscal 2009. We also evaluate our merchandise to ensure that the expected net realizable value of the merchandise held at the end of a fiscal period exceeds cost.  In the event that the expected net realizable value is less than cost, we accordingly reduce the value of that inventory. A 10% change in our inventory valuation reserve would have affected net income by $1 million for fiscal 2009.

Goodwill—We review goodwill for impairment each year in the fourth quarter, or more frequently if certain events occur or circumstances change. The impairment review is performed by comparing each reporting unit’s carrying value to its estimated fair value, determined through estimated discounted future cash flows and market-based methodologies. If the carrying value exceeds the estimated fair value, we determine the fair value of all assets and liabilities of the reporting unit, including the implied fair value of goodwill. If the carrying value of goodwill exceeds the implied fair value, we recognize an impairment charge equal to the difference.

Factors used in the valuation of goodwill include, but are not limited to, management’s plans for future operations, recent operating results and discounted projected future cash flows. Material assumptions used in our impairment analysis include the weighted average cost of capital (“WACC”) percentage, terminal growth rate and forecasted long-term sales growth. During fiscal 2009 and fiscal 2008, there was no impairment charge taken on our goodwill. A 1% change in the WACC rate represents an approximate $460 million change to the enterprise fair value of the Michaels reporting unit. A 1% change in the terminal growth rate and long-term sales growth rate represents an approximate combined $295 million change to the enterprise fair value. Neither assumption change would have resulted in an impairment of goodwill. However, significant changes in these assumptions, or another estimate using different, but still reasonable, assumptions could result in an enterprise fair value that would be less than the carrying value of this reporting unit.

During the fourth quarter of fiscal 2007, we recognized a goodwill impairment charge of $22 million representing the carrying value of goodwill associated with our Aaron Brothers reporting unit.  See Note 3 to our consolidated financial statements for further information.

Impairment of Long-Lived Assets—We evaluate long-lived assets, other than goodwill and assets with indefinite lives, for indicators of impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. Additionally, for store assets, we evaluate the performance of individual stores for indicators of impairment and underperforming stores are selected for further evaluation of the recoverability of the carrying amounts. The evaluation of long-lived assets is performed at the lowest level of identifiable cash flows, which is generally at the individual store level.

Our evaluation requires consideration of a number of factors including changes in consumer demographics and uncertain future events. Accordingly, our accounting estimates may change from period to period. These factors could cause management to conclude that impairment indicators exist and require that tests be performed, which could result in a determination that the value of long-lived assets is impaired, resulting in a writedown to fair value.

Our initial indicator that store assets are considered to be recoverable is that the estimated undiscounted cash flows for the remaining lease term, assuming zero growth over current year store performance, exceed the carrying value of the assets. This evaluation is performed on stores open longer than 36 months (unless significant impairment indicators exist), as we consider a store to become mature after that time period. Any stores that do not meet the initial criteria are further evaluated taking into consideration the estimated undiscounted store-specific cash flows for the remaining lease obligation compared to the carrying value of the assets. To estimate store-specific future cash flows, management must make assumptions about key store variables, including sales, growth rate, gross margin, payroll and other controllable expenses. Furthermore, management considers other factors when evaluating stores for impairment, including the individual store’s execution of its operating plan and other local market conditions.

An impairment is recognized once all the factors noted above are taken into consideration and it is determined that the carrying amount of the store’s assets are not recoverable. The impairment is based on estimated fair value of the assets. We recorded an impairment charge, net of tax, of $2 million in fiscal 2009, $3 million in fiscal 2008, and an immaterial impairment charge was recorded in fiscal 2007. In addition to recording impairment charges on certain stores based on the previously discussed criteria, we maintain a list of stores we consider at risk and monitor those stores closely. As of January 30, 2010, the aggregate carrying value of the at-risk stores is approximately $1 million.

Reserve for Closed Facilities—We maintain a reserve for future rental obligations, carrying costs, and other closing costs related to closed facilities, primarily closed and relocated stores. In accordance with Accounting Standards Codification (“ASC” or “Codification”) 420, Exit or Disposal Cost Obligations, we recognize exit costs for any store closures at the time the store is closed. Such costs are recorded within the Cost of sales and occupancy expense line item on our Consolidated Statements of Operations.

The cost of closing a store or facility is calculated as the lesser of the present value of future rental obligations remaining under the lease (less estimated sublease rental income) or the lease termination fee. The determination of the reserves is dependent on our ability to make reasonable estimates of costs to be incurred post-closure and of rental income to be received from subleases. In planning our store closures, we generally try to time our exits as close to the lease termination date as possible to minimize any remaining lease obligation. As of January 30, 2010 our reserve for closed facilities, including discontinued operations, was $6 million. The reserves could differ materially if market conditions were to vary significantly from our assumptions. If we were unable to sublease the facilities for which we included a sublease assumption in the reserve as of January 30, 2010, net income would be reduced by $2 million.

Self-Insurance—We have insurance coverage for losses in excess of self-insurance limits for medical liability, general liability and workers’ compensation claims.  Health care reserves are based on actual claims experience and an estimate of claims incurred but not reported. Reserves for general liability and worker’s compensation are determined through the use of actuarial studies. Due to the significant judgments and estimates utilized for determining these reserves, they are subject to a high degree of variability. In the event our insurance carriers are unable to pay claims submitted to them, we would record a liability for such estimated payments we expect to incur. A 10% change in our self-insurance liability would have affected net income by approximately $5 million for fiscal 2009.

Revenue Recognition—Revenue from sales of our merchandise is recognized at the time of the sale, excluding revenue from the sale of custom frames, which is recognized at the time of delivery. Revenue is presented net of sales taxes collected. When calculating our deferred framing revenue, we currently estimate the length of time between the customer placing the order at the store and customer pick-up based on the best available information from our systems. As of January 30, 2010, we deferred 13 days of custom framing revenue. As of that date, a one day change in our custom frame deferral would have had an immaterial impact on our fiscal 2009 net income. The number of days deferred for fiscal 2008 and fiscal 2007 were 13.

We allow for merchandise to be returned under most circumstances and provide a reserve for estimated returns. We use historical customer return behavior to estimate our reserve requirements. As of January 30, 2010 and January 31, 2009, our sales returns reserve was approximately $3 million.

We record a gift card liability on the date we issue the gift card to the customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. The deferred revenue associated with outstanding gift cards increased $2 million from January 31, 2009, to $24 million as of January 30, 2010. We escheat the value of unredeemed gift cards where required by law. Any remaining liabilities not subject to escheatment are evaluated to determine whether the likelihood of the gift card being redeemed is remote (gift card breakage). We recognize gift card breakage as revenue, by applying our estimate of the rate of gift card breakage over the period of estimated performance (approximately 36 months as of the end of fiscal 2009). Our estimates of the gift card breakage rate are applied to the estimated amount of gift cards that are expected to go unused and that are not subject to escheatment, and such estimates are based on customers’ historical redemption rates and patterns. We do not believe there is reasonable likelihood that there will be a material change in the future estimates or assumptions we use to recognize income related to unredeemed gift cards. However, if actual results are not consistent with our assumptions, we may incur additional income or expense.

Share-Based Compensation Expenses—ASC 718, Stock Compensation,  requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements, based on their fair value, over the requisite service period. Compensation cost is based on the grant date fair value of the award and ratably recognized as an expense over the effective vesting period. We estimate the fair value of stock option awards using a Black-Scholes option value model.

All grants of our stock options have an exercise price equal to or greater than the fair market value of our Common Stock on the date of grant.  Because we are privately held and there is no public market for our Common Stock, the fair market value of our equity is determined by our Board of Directors at the time option grants are awarded.  In determining the fair value of our Common Stock, the Board of Directors considers factors that it believes are material to the valuation process including the Company’s actual and projected financial results, the principal amount of the Company’s indebtedness and formal valuations of the Company. In previous years, valuations completed relied on projections of our future performance, estimates of our weighted average cost of capital, and metrics based on the performance of a peer group of similar companies, including valuation multiples and stock price volatility. However, due to the economic deterioration that occurred during fiscal 2008, the traditional approaches outlined above did not yield an answer that was considered to be representative of the fair value of the Company’s equity.  Accordingly, as of the end of fiscal 2008 and fiscal 2009, the Company also completed a valuation based on a Black-Scholes option model, which utilizes the fair value of the Company’s assets, the book value of the Company’s debt, an estimated time to a liquidity event, the asset volatility of a peer group of companies and the risk free rate. In future valuations, we plan to consider traditional approaches and the Black-Scholes option model for valuing our Common Stock.

Other assumptions used in the option value model used in estimating the fair value of stock option awards include expected volatility of our Common Stock share price, expected terms of the options, expected dividends, and forfeitures. The expected volatility rate is based on both historical volatility as well as implied volatilities from the exchange-traded options on the common stock of a peer group of companies. We utilize historical exercise and post-vesting employment behavior to estimate the expected terms of the options and do not use a dividend rate assumption. Our forfeitures assumption was estimated based on historical experience and anticipated events. The risk-free interest rate is based on the yields of U.S. Treasury instruments with approximately the same term as the expected life of the stock option award. We update our assumptions regularly based on historical trends and current market observations.

As of January 30, 2010, compensation cost not yet recognized related to nonvested awards totaled $18 million and is expected to be recognized over a weighted average period of 4.4 years. A 10% change in the fair value of stock option awards granted in fiscal 2009 would have had an immaterial impact on our fiscal 2009 net income and impacted compensation cost not yet recognized by $1 million.

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

After conducting this assessment, the valuation allowance recorded against our deferred tax assets was $14 million and $13 million as of January 30, 2010 and January 31, 2009, respectively.  If actual results differ from estimated results or if we adjust these assumptions in the future, we may need to adjust our deferred tax assets or liabilities, which could impact our effective tax rate. Given our capital structure, we will continue to experience volatility in our effective tax rate over the near term.

General

Our business is highly seasonal, with higher sales in the third and fourth fiscal quarters. For the last ten fiscal years, our fourth quarter, which includes the Christmas selling season, has accounted for approximately 35% of our net sales and approximately 50% of our operating income.

We continue to evaluate all options available to us for our Aaron Brothers concept, which range from refining the concept to possible store rationalization. Certain of these options, if enacted, may result in material charges to our Consolidated Statement of Operations in future periods.

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. References to fiscal year mean the year in which that fiscal year began. Fiscal 2009 ended on January 30, 2010, fiscal 2008 ended on January 31, 2009, and fiscal 2007 ended on February 2, 2008. Each of these three fiscal years contained 52 weeks.

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

Goodwill Impairment—During the fourth quarter of fiscal 2007, in connection with our annual impairment test, we recorded a goodwill impairment charge of $22 million which resulted in reducing the carrying value of goodwill related to our Aaron Brothers reporting unit to zero.  During fiscal 2007, Aaron Brothers experienced a decline in sales and profitability.  Those declines, coupled with our near-term financial forecasts, the decline of the retail segment of the U.S. economy, and our reassessment of expansion opportunities resulted in an estimated fair value that was lower than the carrying value of the reporting unit.  The resulting allocation of the estimated fair value to the reporting unit’s assets and liabilities indicated that a full impairment of goodwill was required.

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

	Fiscal Year
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	62.3	63.7	61.7
Gross profit	37.7	36.3	38.3
Selling, general, and administrative expense	27.1	27.8	27.2
Transaction expenses	—	—	0.7
Goodwill impairment	—	—	0.5
Related party expenses	0.4	0.4	0.5
Store pre-opening costs	0.1	0.1	0.2
Operating income	10.1	8.0	9.2
Interest expense	6.6	7.9	9.8
Other (income) and expense, net	(0.4)	0.1	(0.2)
Income (loss) before income taxes and discontinued operations	3.9	—	(0.4)
Provision for income taxes	1.3	0.1	0.1
Income (loss) before discontinued operations	2.6	(0.1)	(0.5)
Discontinued operations loss, net of income tax	—	—	(0.3)
Net income (loss)	2.6%	(0.1)%	(0.8)%

Fiscal 2009 Compared to Fiscal 2008

Net Sales—Net sales increased for fiscal 2009 by $71 million, or 1.9%, from fiscal 2008 due primarily to sales from non-comparable new stores, which provided incremental revenue of $64 million. Our comparable store sales increased 0.2% due to an increase in customer traffic of 3.2%, partially offset by a decrease in the average ticket of 2.9% and an adverse impact of 0.1% related to the change in deferred custom framing revenue. The fluctuation in the exchange rates between the United States and Canadian dollars did not have a significant impact on comparable store sales for fiscal 2009.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense decreased $8 million, or 0.4% to $2.423 billion in fiscal 2009 from $2.431 billion in fiscal 2008 primarily due to an increase in merchandise margin.  This improvement was partially offset by an increase in occupancy costs primarily due to an increase in the average number of stores open during the period. As a percentage of net sales, cost of sales and occupancy expense decreased 140 basis points driven by an improvement in the merchandise margin rate of 120 basis points related primarily to improved management of promotional and clearance markdowns and lower fuel and distribution costs.

Selling, General, and Administrative Expense—Selling, general, and administrative expense was $1.052 billion, or 27.1% of net sales, in fiscal 2009 compared to $1.060 billion, or 27.8% of net sales, in fiscal 2008. Selling, general and administrative expense decreased $8 million, or 70 basis points, primarily due to lower payroll, severance, depreciation, advertising and supplies expense. Additionally, prior year amounts included consulting expenses for studies related to consumer insights and other strategic initiatives. These reductions were partially offset by an increase in performance based bonus expense.

Related Party Expenses—Related party expenses were $14 million for fiscal 2009 compared to $16 million in fiscal 2008 consisting primarily of $14 million of management fees and associated expenses paid to our Sponsors and Highfields Capital Management, LP during each year of fiscal 2009 and 2008.  Also included in the related party expenses in fiscal 2008 was approximately $2 million of amortization expense related to the Separation Agreements as more fully described in Note 15 to the consolidated financial statements.

Interest Expense—Interest expense decreased from $302 million in fiscal 2008 to $257 million in fiscal 2009, primarily due to a lower average interest rate related to our variable-rate debt and lower average debt levels.

Other (Income) and Expense, net—Other income for fiscal 2009 related primarily to a $10 million gain in the fair value of the interest rate cap, as more fully described in Note 9 to the consolidated financial statements, and $5 million of foreign exchange rate gains. In fiscal 2008, other expense related primarily to foreign exchange rate losses.

Provision for Income Taxes—The effective tax rate for fiscal 2009 was 31.6%. The rate was lower than the federal tax rate due to the favorable impact of tax return to provision adjustments, the ability to utilize foreign tax credits, which had been limited in prior years, and the correction of a state deferred tax liability pool. The effective tax rate for fiscal 2008 was unfavorably impacted by non-deductible severance payments.

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

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $48 million to $2.431 billion in fiscal 2008 from $2.383 billion in fiscal 2007.  As a percentage of net sales, cost of sales and occupancy expense increased 200 basis points. We realized a decline in merchandise margins of 110 basis points due to increased levels of promotional activity in response to the softness in the economic environment, particularly in the last half of the year in order to maximize gross margin dollars and reduce our inventory exposure. Occupancy costs increased 90 basis points, as a percentage of net sales, on a 3.6% increase in the number of stores and a deleveraging of fixed costs on a decline in comparable store sales and overall average store volume.

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

Liquidity and Capital Resources

Our cash and equivalents increased $184 million from $33 million at the end of fiscal 2008 to $217 million at the end of fiscal 2009. We require cash principally for day-to-day operations, to finance capital investments, inventory for new stores, and inventory replenishment for existing stores, to service our outstanding debt, and for seasonal working capital needs. Our primary sources of short-term liquidity are cash generated by operations and borrowings under the asset-based revolving credit facility. We expect that our available cash, cash flow generated from operating activities, and funds available under our asset-based revolving credit facility will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and future growth for the foreseeable future.

As of March 27, 2010, our borrowing base under our asset-based revolving credit facility was $688 million and we had $641 million of excess availability under that facility.

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

Cash Flow from Operating Activities

Cash flow provided by operating activities in fiscal 2009 was $405 million compared to $59 million in fiscal 2008. The $346 million change was primarily due to an increase in net income and a decrease in merchandise inventories. Average inventory per Michaels store (including supporting distribution centers) decreased 4.1% from $849,000 at the end of fiscal 2008 to $814,000 at the end of fiscal 2009 primarily due to a planned reduction of store inventory levels. We anticipate average inventory per Michaels store at the end of fiscal 2010 to be down compared to fiscal 2009. In addition, we also had favorable impacts from accrued interest and accrued liabilities compared to prior year.  The change in accrued interest was attributable to the timing of payments and a lower average interest rate while the change in accrued liabilities was due primarily to an increase in performance based bonus expense.

Cash Flow from Investing Activities

Cash flow used in investing activities represents the following capital expenditures:

	Fiscal Year
	2009	2008	2007
	(In millions)
New and relocated stores and stores not yet opened (1)	$14	$31	$27
Existing stores	13	26	26
Distribution system expansion (2)	2	3	18
Information systems	12	24	26
Corporate and other	2	1	3
	$43	$85	$100

(1)             In fiscal 2009, capital expenditures primarily related to the opening of 18 Michaels stores and the relocation of five Michaels stores. In fiscal 2008, capital expenditures primarily related to the opening of 51 Michaels stores and the relocation of 11 Michaels stores and one Aaron Brothers store.  In fiscal 2007, capital expenditures primarily related to the opening of 45 Michaels stores, two Aaron Brothers stores, and the relocation of 11 Michaels stores.

(2)             The change in capital expenditures related to the distribution system is primarily related to 2007 expenditures associated with our Hybrid distribution network.

Capital expenditures in fiscal 2009 were lower than in fiscal 2008 primarily as a result of conservatively managing capital expenditures, reducing new store opening activity, and postponing or reducing levels of discretionary spend during fiscal 2009.

We currently estimate that our capital expenditures will be increased to between $90 million and $100 million in fiscal 2010. We plan to open 30 to 35 stores, including approximately ten relocations, and invest selectively in the infrastructure required to support our long-term goals.

Cash Flow from Financing Activities

Cash flows from financing activities are related primarily to borrowings and repayments under our revolving credit facility and principal payments under our term loan facility. See the “Debt” section below concerning further sources and uses of cash related to financing activities.

Debt

To finance the Merger, we issued 10% Senior Notes due 2014, 11 3/8% Senior Subordinated Notes due 2016, and 13% Subordinated Discount Notes due 2016 (collectively, the “Notes”).  We also executed an asset-based revolving credit facility as well as a senior secured term loan facility (collectively, and as subsequently amended, the “Senior Credit Facilities”). Borrowings under our asset-based revolving credit facility are influenced by a number of factors as more fully described below.

Notes

On October 31, 2006, we issued (i) $750 million in principal amount of 10% Senior Notes due November 1, 2014; (ii) $400 million in principal amount at maturity of 11 3/8% Senior Subordinated Notes due November 1, 2016; and (iii) $469 million in principal amount of 13% Subordinated Discount Notes due November 1, 2016. Interest on the Senior Notes and the Senior Subordinated Notes is payable semi-annually in arrears on each May 1 and November 1, commencing on May 1, 2007.  No cash interest is payable on the Subordinated Discount Notes prior to November 1, 2011. Beginning on November 1, 2011, cash interest will accrue on the Subordinated Discount Notes and is payable semi-annually in arrears on each May 1 and November 1 (the first cash interest payment is May 1, 2012).  The Senior Notes are guaranteed, jointly and severally, on an unsecured basis, the Senior Subordinated Notes are guaranteed, jointly and severally, on an unsecured senior subordinated basis, and the Subordinated Discount Notes are guaranteed, jointly and severally, on an unsecured subordinated basis, in each case, by our subsidiaries (each of which is directly or indirectly owned 100% by Michaels Stores, Inc.), other than certain immaterial subsidiaries.

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

•                    merge or consolidate with another company; and

•                    sell or otherwise transfer assets.

Asset-based Revolving Credit Facility

On February 18, 2010, we entered into an agreement to amend and restate various terms of the then existing asset-based revolving credit facility, dated as of October 31, 2006 (the “Amended Asset based revolving credit facility”). As of January 30, 2010, the borrowing base was $724 million, of which we had no outstanding borrowings.  Borrowing capacity is available for letters of credit and borrowings on same-day notice.

The Amended Asset-based revolving credit facility extended an aggregate amount of $850 million of the tranche A commitments and $50 million of the FILO (as defined below) commitments, with respect to certain lenders (the “Extending Lenders”), from October 31, 2011 to the earlier of April 15, 2014, or 45 days prior to the maturity date of any class of term loans in the Company’s senior secured term loan facility. In addition, $202 million of commitments from the other lenders under the existing asset-based revolving credit facility (the “Non-Extending Lenders”) shall terminate on October 31, 2011. Simultaneous with entering into the Amended Asset-based revolving credit facility, the Company exercised its ability to increase tranche A commitments in the aggregate amount of $152 million.

The borrowing base on the Amended Asset-based revolving credit facility equals the sum of (i) 90% of eligible credit card receivables and debit card receivables; (ii) between 85% and 87.5% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit; (iii) a percentage of eligible in-transit inventory, less certain reserves; and, (iv) the sum of an additional 5% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit plus an additional 5% of eligible credit card receivables and debit card receivables under a last out tranche (collectively, the first in last out tranche “FILO”), up to a maximum amount of $50 million.

The Amended Asset-based revolving credit facility provides us with the right to request up to $200 million of additional commitments under this facility after the maturity of the existing asset-based revolving credit facility.  The lenders under this facility are not under any obligation to provide any such additional commitments, and any increase in commitments is subject to customary conditions precedent.  If we were to request any such additional commitments, and the existing lenders or new lenders were to agree to provide such commitments, the facility size could be increased to up to $1.2 billion after the maturity of the loans with respect to Non-Extending Lenders under the existing asset-based revolving credit facility, but our ability to borrow under this facility would still be limited by the amount of the borrowing base.

With respect to the Extending Lenders, borrowings under the Amended Asset-based revolving credit facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate subject to certain adjustments plus 1.00% or (b) a LIBOR rate subject to certain adjustments, in each case plus an applicable margin.  With respect to the Non-Extending Lenders, borrowings under the Amended Asset-based revolving credit facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds effective rate plus 0.50% or (b) a LIBOR rate subject to certain adjustments, in each case plus an applicable margin.  The initial applicable margin with respect to Extending Lenders is (a) 2.50% for non-FILO base rate borrowings and 3.50% for non-FILO LIBOR borrowings and (b) 4.50% for FILO base rate borrowings and 5.50% for FILO LIBOR borrowings.  The initial applicable margin with respect to Non-Extending Lenders is 0.50% for base rate borrowings and 1.50% for LIBOR borrowings.  The applicable margin is subject to adjustment each fiscal quarter based on the excess availability under the Amended Asset-based revolving credit facility.  Same-day borrowings bear interest at a rate per annum equal to a base rate determined by reference to the highest of (a) the prime rate of Bank of America, N.A., (b) the federal funds effective rate plus 0.50% and (c) a LIBOR rate subject to certain adjustments plus 1.00%.

We are required to pay a commitment fee of 0.625% per annum on the unutilized commitments with respect to Extending Lenders and 0.25% with respect to the Non-Extending Lenders under the Amended Asset-based revolving credit facility.  We must also pay customary letter of credit fees and agency fees.

If, at any time, the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Amended Asset-based revolving credit facility exceeds the lesser of (i) the commitment amount or (ii) the borrowing base, we will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount.  If the amount available under the Amended Asset-based revolving credit facility is less than $75 million anytime or for five consecutive business days is less than the greater of $100 million or 15% of the lesser of the (i) borrowing base and (ii) loan cap or if certain events of default have occurred, we will be required to repay outstanding loans and cash collateralize letters of credit with the cash we are required to deposit daily in a collection account maintained with the agent under the Amended Asset-based revolving credit facility. We may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty other than customary breakage costs with respect to LIBOR loans.

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

•                  consolidate or merge; and

•                  create liens.

The covenants limiting dividends and other restricted payments; investments, loans, advances and acquisitions; and prepayments or redemptions of indebtedness, each permit the restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that we must meet certain specified excess availability requirements and minimum consolidated fixed charge coverage ratios, to be tested on a pro forma and 12 months projected basis.

Although the Amended Asset-based revolving credit facility does not require us to comply with any financial ratio maintenance covenants, we must not permit excess availability at any time to be less than the greater of (a) $75 million and (b) 10% of the lesser of (1) the then borrowing base under the senior secured asset-based revolving credit facility or (2) the Revolving Credit Ceiling.  Excess availability under the senior secured asset-based revolving credit facility means the lesser of (a) the Revolving Credit Ceiling minus the outstanding credit extensions and (b) the then borrowing base minus the outstanding credit extensions. The Amended Asset-based revolving credit facility also contains certain customary affirmative covenants and events of default. As of January 30, 2010, we were in compliance with all covenants.

Senior Secured Term Loan Facility

On October 31, 2006, we executed a $2.4 billion senior secured term loan facility (the “Senior secured term loan facility”) with Deutsche Bank Securities Inc., and other lenders. The full amount was borrowed on October 31, 2006, with the balance payable on October 31, 2013. Borrowings under the Senior secured term loan facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin as described below.

The Senior secured term loan facility requires us to prepay outstanding term loans with (a) 100% of the net proceeds of any debt issued by us or our subsidiaries (with exceptions for certain debt permitted to be incurred under the Senior secured term loan facility) and (b) 50% (which percentage will be reduced to 25% if our total leverage ratio, as defined, is less than a 6.00:1.00 and will be reduced to 0% if our total leverage ratio is less than 5.00:1.00) of our annual Excess Cash Flow (as defined in the Senior secured term loan facility). We must also offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales or casualty events under certain circumstances. We may voluntarily prepay outstanding loans under the Senior secured term loan facility at any time without premium or penalty other than customary breakage costs with respect to LIBOR loans.

On August 20, 2009, we amended the Senior secured term loan facility to permit the issuance or incurrence of indebtedness for the purpose of the repayment of existing term loans under the Senior secured term loan facility, which new indebtedness could take the form of additional term loans under the Senior secured term loan facility or secured or unsecured bonds or other loans.

On November 5, 2009, we amended the Senior secured term loan facility to extend $1.0 billion of existing term loans (the “B-2 Term Loans”) to July 31, 2016, with the remaining $1.28 billion of existing term loans (the “B-1 Term Loans” and together with the B-2 Term Loans, the “Term Loans”) keeping the original maturity date of October 31, 2013. Additional terms of the amendment include:

•                  the applicable margins for the B-2 Term Loans will be 3.50% with respect to base rate borrowings and 4.50% with respect to LIBOR borrowings.  Further, the interest period for the B-2 LIBOR borrowings may be for three or six months. The B-2 Term Loans are subject to (i) a springing maturity date of July 31, 2014 unless we have either (x) refinanced our Senior Notes by July 30, 2014 with new indebtedness that does not mature or require any principal payments prior to 91 days after the extended maturity date of the B-2 Term Loans or (y) met a pro forma secured leverage ratio of 3.25x for the test period ending April 30, 2014; and (ii) a minimum increase in interest rates on the B-2 loans in connection with any future extensions of term loans such that any extension has an increase in effective yield in excess of 0.25%.

•                  borrowings for the B-1 Term Loans are subject to an applicable margin of 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings.

•                  the interest period for the Term Loans may be for three or six months.

•                  scheduled quarterly principal payments of approximately $3 million are required until maturity for each of the B-1 and B-2 Term Loans.

•                  any required prepayments must be allocated proportionately between the B-1 and B-2 Term Loans.

The Senior secured term loan facility contains a number of negative covenants that are substantially similar to, but more restrictive in certain respects than, those governing the Notes as well as certain other customary affirmative and negative covenants and events of default. As of January 30, 2010, we were in compliance with all covenants.

Fiscal 2009 resulted in an excess cash flow payment of approximately $118 million, which is classified as Current portion of long-term debt on the Consolidated Balance Sheets.  Under the facilities, excess cash flow payments serve to reduce future scheduled quarterly principal payments. The fiscal 2009 excess cash flow payment effectively satisfies all scheduled quarterly principal payments until maturity of the B-1 Term Loans and required payments under the B-2 Term Loans until the end of fiscal 2014.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Non-GAAP Measures

The following table sets forth the Company’s Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”).  The Company defines EBITDA as net income before interest, income taxes, discontinued operations, depreciation and amortization. Additionally, the table presents Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”).  The Company defines Adjusted EBITDA as EBITDA adjusted for certain defined amounts that are added to, or subtracted from, EBITDA (collectively, the “Adjustments”) in accordance with the Company’s $2.4 billion Senior secured term loan and $1.2 billion asset-based revolving credit facilities. The Adjustments are described in further detail in the table, and the footnotes to the table below.

The Company has presented EBITDA and Adjusted EBITDA to provide investors with additional information to evaluate our operating performance and our ability to service our debt.  The Company uses EBITDA, among other metrics, to evaluate operating performance, to plan and forecast future periods’ operating performance and as an element of its incentive compensation targets. Adjusted EBITDA is a required calculation under the Company’s Senior secured term loan and its asset-based revolving credit facilities. As it relates to the Senior secured term loan, Adjusted EBITDA is used in the calculations of fixed charge coverage and leverage ratios, which, under certain circumstances may result in limitations on the Company’s ability to make restricted payments as well as the determination of mandatory repayments of the loans. Under the asset-based revolving facility, Adjusted EBITDA is used in the calculation of fixed charge coverage ratios, which under certain circumstances, may restrict the Company’s ability to make certain payments (characterized as restricted payments), investments (including acquisitions) and debt repayments.

As EBITDA and Adjusted EBITDA are not measures of operating performance or liquidity calculated in accordance with U.S. generally accepted accounting principles (“GAAP”), these measures should not be considered in isolation of, or as a substitute for, net income, as an indicator of operating performance, or net cash provided by operating activities as an indicator of liquidity.  Our computation of EBITDA and Adjusted EBITDA may differ from similarly titled measures used by other companies. As EBITDA and Adjusted EBITDA exclude certain financial information compared with net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, users of this financial information should consider the types of events and transactions which are excluded.

The table below shows a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) and net cash provided by operating activities.

	Fiscal Year
	2009	2008

Net cash provided by operating activities	$405	$59
Depreciation and amortization	(116)	(129)
Share-based compensation	(8)	(8)
Deferred financing cost amortization	(17)	(17)
Accretion of subordinated discount notes	(45)	(39)
Change in fair value of interest rate cap	10	—
Changes in assets and liabilities	(122)	129
Net income (loss)	107	(5)
Interest expense	257	302
Interest income	—	—
Income tax provision	50	3
Depreciation and amortization	116	129
EBITDA	530	429
Adjustments:
Share-based compensation	8	8
Sponsor Fees	14	14
Termination expense	4	15
Pre-opening costs	2	6
Multi-year initiatives (1)	—	3
Foreign currency translation (gains) losses	(5)	5
Store closing costs	5	3
Gain on interest rate cap	(10)	—
Other (2)	(4)	6
Adjusted EBITDA	$544	$489

(1)             Multi-year initiatives relate to store remodel costs.

(2)             Other adjustments relate to items such as moving & relocation expenses, franchise taxes, and foreign currency hedge.

Contractual Obligations

All of our significant contractual obligations are recorded on our Consolidated Balance Sheets or disclosed in our Notes to Consolidated Financial Statements.

We do not typically enter into off-balance sheet arrangements, except for arrangements related to operating lease commitments, service contract commitments, and letters of credit, as disclosed in the table below. Neither Michaels nor its subsidiaries typically guaranty the obligations of unrelated parties.

As of January 30, 2010, our contractual obligations were as follows:

	Payments Due By Fiscal Year
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In millions)
Operating lease commitments (1)	$1,573	$330	$550	$361	$332
Other commitments (2)	90	81	9	—	—
Purchase obligations (3)	40	40	—	—	—
Total debt (4)	3,896	119	196	2,909	672
Interest payments (5)	1,229	204	453	410	162
	$6,828	$774	$1,208	$3,680	$1,166

(1)             Our operating lease commitments generally include non-cancelable leases for property and equipment used in our operations. Excluded from our operating lease commitments are amounts related to insurance, taxes, and common area maintenance associated with property and equipment. Such amounts historically represented approximately 33% of the total lease obligation over the previous three fiscal years.

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

(4)             Included in Total debt are the payments required under the terms of our 13% Subordinated Discount Notes due in 2016. These payments include $93 million of additional interest accretion, which has not been recognized as of January 30, 2010. See Note 5 to the consolidated financial statements.

(5)             Debt associated with our Senior secured term loan facility was approximately $2.3 billion at January 30, 2010, and is subject to variable interest rates. The amounts included in interest payments in the table for the Senior secured term loan facility were based on the indexed interest rate in effect at January 30, 2010. Approximately $1.5 billion of debt was subject to fixed interest rates. We did not have any outstanding borrowings under our existing asset-based revolving credit facility at January 30, 2010. Under our Amended Asset-based revolving credit facility, we are required to pay a commitment fee of 0.625% per year on the unutilized commitments with respect to Extending Lenders and 0.25% with respect to the Non-Extending Lenders. The amounts included in interest payments for the Amended Asset-based revolving credit facility were based on these annual commitment fees.

Additional information regarding our long-term debt and commitments and contingencies is provided in Note 5 and Note 12, respectively, of Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105, Generally Accepted Accounting Principles. ASC 105 established the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The U.S. GAAP hierarchy has been modified to include two levels of GAAP: authoritative and nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ended after September 15, 2009. We have included references to authoritative accounting literature in accordance with the Codification. There are no other changes to the content of the Company’s consolidated financial statements as a result of the adoption.

In September 2006, the FASB issued ASC 820, Fair Value Measurements, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements.  ASC 820 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In November 2007, the FASB placed a one year deferral for the implementation of ASC 820 for nonfinancial assets and liabilities; however, ASC 820 became effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements.  On February 3, 2008, we adopted the provisions of ASC 820 related to financial assets and liabilities, and on February 1, 2009, we adopted the provisions related to nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. These adoptions had no impact on our consolidated financial statements.   See Note 10 for further information regarding fair value measurements. Additionally, in April 2009, the FASB issued ASC 825, Interim Disclosures About Fair Value of Financial Instruments, which provides additional guidance and requires additional disclosures regarding determining and reporting fair values for certain assets and liabilities. We adopted ASC 825 in the second quarter of fiscal 2009 as reflected in Note 10 to the consolidated financial statements.

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

In March 2008, the FASB issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities. ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. The statement also requires enhanced disclosures regarding how and why entities use derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted the new disclosure requirements of ASC 815 in the first quarter of fiscal 2009 as reflected in Note 9 to the consolidated financial statements.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to fluctuations in exchange rates between the US and Canadian dollar, which is the functional currency of our Canadian subsidiary. Our sales, costs and expenses of our Canadian subsidiary, when translated into US dollars, can fluctuate due to exchange rate movement. As of January 30, 2010, a 10% increase or decrease in the exchange rate of the US and Canadian dollar would increase or decrease net income by approximately $3 million.

We have market risk exposure arising from changes in interest rates on our Senior Credit Facilities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further detail. The interest rates on our Senior Credit Facilities will reprice periodically, which will impact our earnings and cash flow. The interest rates on our Notes are fixed.  Based on our overall interest rate exposure to variable rate debt outstanding as of January 30, 2010, a 1% increase or decrease in interest rates would increase or decrease income before income taxes and discontinued operations by approximately $23 million. A 1% increase in interest rates would decrease the fair value of our long-term fixed rate debt by approximately $64 million. A 1% decrease in interest rates would increase the fair value of our long-term fixed rate debt by approximately $44 million.  A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

During the first quarter of fiscal 2009, we purchased an interest rate cap to limit the variability of cash flows associated with our interest payments on our Senior secured term loan that result from fluctuations in the three-month LIBOR rate. The cap limits our interest exposure on a notional value of $2.0 billion to the lesser of the three-month LIBOR rate or 7.0%.  The term of the cap is from April 15, 2009 through April 15, 2015. The fair value of the cap as of January 30, 2010 was $18 million and is included in Other assets on the Consolidated Balance Sheet. The change in fair value of the cap for year ended January 30, 2010 resulted in a gain of $10 million, and is recorded in Other (income) and expense, net in the Consolidated Statements of Operations. A 1% increase or decrease in the interest rates would would increase or decrease income before income taxes and discontinued operations by approximately $17 million.

We invest cash balances in excess of operating requirements primarily in money market mutual funds and short-term interest-bearing securities, generally with maturities of 90 days or less. Due to the short-term nature of our investments, the fair value of our cash and equivalents at January 30, 2010 approximated carrying value.

ITEM 8.  Consolidated Financial Statements and Supplementary Data.

The Consolidated Financial Statements and Supplementary Data are included as an annex to this Annual Report on Form 10-K and incorporated herein by reference. See the Index to Consolidated Financial Statements and Supplementary Data on page F-1.

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

Change in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the SEC under the Securities Exchange Act of 1934) during our most recently completed fiscal quarter, the fourth quarter of fiscal 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 30, 2010.  Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework.  Management’s assessment included the evaluation of such elements as the design and operating effectiveness of financial reporting controls, process documentation, accounting policies, and the overall control environment.  This assessment is supported by testing and monitoring performed or supervised by our Internal Control organization.

Based on our assessment, we maintained effective internal control over financial reporting as of January 30, 2010, the end of the fiscal year. The independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on the effectiveness of our internal control over financial reporting. The Ernst & Young LLP report is included on Page F-3 of this Annual Report on Form 10-K.

ITEM 9B.  Other Information

By written consent dated November 12, 2009, holders of 92.83% of the common stock of the Company voted their shares to (i) approve an industrial single tenancy lease (the “Lease”) between an affiliate of the Company, Artistree of Canada, ULC, and Northlea Corporation, for a facility located in Mississauga, Ontario, Canada; (ii) approve a Guaranty delivered by the Company in connection with the Lease; and (iii) approve a Guaranty delivered by the Michaels of Canada, ULC, a wholly owned subsidiary of the Company, in connection with the Lease. The affirmative vote of more than 50% of the stockholders was required to take such action.

Fiscal Year 2010 Bonus Plan

On March 29, 2010, the Board of Directors of the Company approved the fiscal year 2010 bonus plan for the named executive officers of the Company (the “2010 Bonus Plan”) set forth below.  A copy of the 2010 Bonus Plan is attached to this Annual Report on Form 10-K as Exhibit 10.5 and is incorporated by reference into this Item 9B.

Name	Position
John B. Menzer	Chief Executive Officer
Elaine D. Crowley	Executive Vice President — Chief Financial Officer
Thomas C. DeCaro	Executive Vice President — Supply Chain
Philo T. Pappas	Executive Vice President — Category Management
Weizhong “Wilson” Zhu	Executive Vice President — Private Brands & Global Sourcing

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

Directors

Our current directors serve for a period of three years and until their successors are duly elected and qualified or until the earlier of their resignation, death or removal.

Four of our current directors are affiliates of Bain, while the remaining four are affiliates of Blackstone.  Directors are chosen by Bain and Blackstone respectively, based on their general business experience and their experience working with other private equity owned companies or other retailers (as further detailed in the biographies below). Taking into account the direct affiliation that each member of our Board has with either Bain or Blackstone, no current director of the Company is deemed to be “independent” under our previously adopted independence standards when we were publicly traded, which no longer apply as we are a privately held corporation.

Set forth below is information concerning each of our directors, including their ages as of March 27, 2010, present principal occupations, other business experiences during the last five years, membership on committees of the Board and public company directorships held during the last five years and certain other directorships. Except for Messrs. Murphy and Wallace, each of the directors listed below has served on our Board since October 31, 2006.  The stockholders of the Company elected Mr. Murphy to the Board on January 13, 2009 and elected Mr. Wallace to the Board on March 11, 2009, in each case to fill a vacancy created by the resignation of a former director.

			Committee
Name	Age	Position	Membership
Josh Bekenstein	51	Director	-
Michael S. Chae	41	Director	Compensation Committee
Todd M. Cook	38	Director	Audit Committee
Lewis S. Klessel	42	Director	Audit Committee
Matthew S. Levin	43	Director	Compensation Committee
Gerry M. Murphy	54	Director	-
James A. Quella	59	Director	Audit Committee
Peter F. Wallace	34	Director	Audit Committee

Mr. Bekenstein is a managing director at Bain Capital Partners.  Prior to joining Bain Capital Partners in 1984, Mr. Bekenstein spent several years at Bain & Company, where he was involved with companies in a variety of industries.  Mr. Bekenstein received an M.B.A. from Harvard Business School and a B.A. from Yale University.  Mr. Bekenstein serves as a director of several corporations, including Bombardier Recreational Products Inc., Dollarama Capital Corporation, Toys “R” Us, Inc., Burlington Coat Factory Warehouse Corporation, Bright Horizons Family Solutions Inc. and Waters Corporation.

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

Mr. Cook is a managing director of Bain Capital Partners.  Prior to becoming a managing director in December, 2008, Mr. Cook served in various capacities, most recently as a principal of Bain Capital Partners from 2003 to 2008.  Prior to joining Bain Capital Partners in 1996, Mr. Cook was a consultant at Bain & Company.  Mr. Cook received an M.B.A. from Stanford University Graduate School of Business where he was an Arjay Miller Scholar.  He also holds a B.E. in electrical engineering and a B.A. in economics from Dartmouth College.  Mr. Cook serves as a director of Dunkin Brands, Inc.  Mr. Cook was formerly a director of Dollarama Capital Corporation.

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

Mr. Murphy is a senior managing director at The Blackstone Group in the private equity group, which he joined in 2008.   Before joining Blackstone, Mr. Murphy spent five years as CEO of Kingfisher, a FTSE 100 company and the leading home improvement retailer in Europe and Asia. He has also served as CEO of Carlton Communications plc, Exel plc and Greencore Group plc.  Mr. Murphy serves as a director of United Biscuits Topco Limited, Kleopatra Acquisition Corp., British American Tobacco plc, The Blackstone Group International Limited and for the Advisory Board of KP Germany Zweite GmbH.  Mr. Murphy was formerly a director of Abbey National plc, Reckitt Benckiser Group plc and Hornbach Holding AG.  Mr. Murphy received his BSc and PhD in food technology from University College Cork and a 1st Class MBS in marketing from University College Dublin.

Mr. Quella is a senior managing director and senior operating partner at The Blackstone Group in the private equity group.  Prior to joining Blackstone in 2004, Mr. Quella was a managing director and senior operating partner with DLJ Merchant Banking Partners-CSFB Private Equity from June 2000 to February 2004.  Prior to that, Mr. Quella worked at Mercer Management Consulting and Strategic Planning Associates.  Mr. Quella received a B.A. in International Studies from the University of Chicago/University of Wisconsin-Madison and an M.B.A. from the University of Chicago.  Mr. Quella serves as a director of Graham Packaging Company, L.P.,

Catalent Pharma Solutions, Inc., Vanguard Health Systems, Inc. and Freescale Semiconductor, Inc.  Mr. Quella was formerly a director of The Nielsen Company and Intelenet Global Services.

Mr. Wallace is a senior managing director at The Blackstone Group in the private equity group, which he joined in 1997.  Mr. Wallace received a B.A. in Government from Harvard College. Mr. Wallace serves on the Board of Directors of AlliedBarton Security Services, SeaWorld Parks & Entertainment, Pelmorex Media and The Weather Channel Companies.  Mr. Wallace was formerly a director of Crestwood Midstream Partners and New Skies Satellites.

Executive Officers

Our current executive officers, their ages as of March 27, 2010, and their business experience during at least the past five years are set forth below.

Name	Age	Position
John B. Menzer	59	Chief Executive Officer
Elaine D. Crowley	51	Executive Vice President—Chief Financial Officer
Nicholas E. Crombie	59	Executive Vice President—Store Operations
Thomas C. DeCaro	55	Executive Vice President—Supply Chain
Philo T. Pappas	51	Executive Vice President—Category Management
Weizhong “Wilson” Zhu	57	Executive Vice President—Private Brands & Global Sourcing
Shawn E. Hearn	44	Senior Vice President—Human Resources
Michael J. Jones	46	Senior Vice President—Chief Information Officer
Paula A. Puleo	44	Senior Vice President—Chief Marketing Officer
Michael J. Veitenheimer	53	Senior Vice President—General Counsel and Secretary

Mr. Menzer was named Chief Executive Officer in April 2009.  Prior to joining Michaels, he served as Vice Chairman and Chief Administrative Officer of Wal-Mart Stores, Inc. from September 2005 to March 2008, President and Chief Executive Officer of Wal-Mart International from June 1999 to September 2005 and Executive Vice President and Chief Financial Officer of Wal-Mart Stores, Inc. from September 1995 to June 1999. Mr. Menzer serves as a director of Emerson Electric Co.

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

Mr. DeCaro was promoted to Executive Vice President—Supply Chain in June 2005. Prior to his promotion, Mr. DeCaro had served as Senior Vice President—Inventory Management since joining Michaels in August 2000. From April 1998 until joining the Company, he was Vice President—Merchandise for The Walt Disney Company. Prior to this, he held the position of Senior Vice President—Merchandise Planning and Allocation for Kohl’s Department Stores from February 1996 to April 1998. In addition, Mr. DeCaro has held various positions in Merchandise Planning and Allocation and Finance for The Disney Store, The Limited Stores, May Department Stores, and Sanger Harris Department Stores.

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

Mr. Zhu was promoted to Executive Vice President—Private Brands & Global Sourcing in July 2009.  Prior to his promotion, Mr. Zhu had served as Executive Vice President—Global Sourcing since May 2008 and Senior Vice President—Strategic Sourcing since joining the Company in April 2007. From March 2003 until April 2007, he was Vice President, Private Brand Development and Global Sourcing at Office Depot, Inc.  Prior to joining Office Depot, Mr. Zhu served as Vice President, Global Sourcing for Hudson’s Bay Company in Canada from March 2001 to March 2003.  In addition,  Mr. Zhu has held various management positions at  Saks, Inc., Edison Brothers Stores, and Nulook Fashions.

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

Ms. Puleo was named Senior Vice President—Chief Marketing Officer in March 2010.  Prior to joining Michaels, she served in various management positions at RAPP Worldwide , including Executive Vice President—Strategy &  Enablement from February 2006 to February 2010 and Senior Vice President—Account Management from December 2005 to January, 2006.  Prior to joining RAPP, Ms. Puleo served as Director of CRM at Limited Brands, Inc. from February 2003 to December 2005.

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

As a result of the Merger, the Company’s Common Stock is held by a small number of stockholders, including funds managed by Bain and Blackstone (and other private equity funds) and certain current and former members of our senior management.  In addition, Bain and Blackstone have agreed that they will each have the right to proportional representation on our Board, which has resulted in half of our Board being associated with Bain, with the remaining half being associated with Blackstone.  As the Company is now privately held and the members of our Board are selected by our Sponsors, the Board does not maintain policies and procedures by which Michaels’ stockholders may submit director candidates to the Board or the stockholders for consideration.

Compensation Committee

Please see “Item 11. Executive Compensation — Compensation Discussion and Analysis” for a description of the roles and responsibilities of our Compensation Committee.

Audit Committee

Our Board of Directors has a separately designated Audit Committee.  The current members of the Audit Committee are as follows:

Audit Committee

Todd M. Cook (Chairman)

Lewis S. Klessel

James A. Quella

Peter F. Wallace

From January 2009 to March 2009 the Audit Committee consisted of three members (due to a resignation which created a vacancy): Todd Cook (Chairman), Lewis Klessel and James Quella.  In March 2009, Peter Wallace was appointed to the Audit Committee to fill the vacancy.  Our Board has determined that each member of the Audit Committee is financially literate and has sufficient business and financial expertise to effectively perform his duties as a member of the Audit Committee. As the Company is now privately held and controlled by our Sponsors, our Board has determined that it is not necessary to designate one or more of our Audit Committee members as an “audit committee financial expert” at this time.  None of our Audit Committee members is an independent director due to their affiliations with the Sponsors.

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

ITEM 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

The following Compensation Discussion and Analysis relates to compensation paid to our executive officers named in the Summary Compensation Table for fiscal 2009.  Since completion of the Merger, our Compensation Committee has been comprised of Michael S. Chae and Matthew S. Levin, each of whom is affiliated with our current stockholders and, therefore, is not deemed an independent director.  During fiscal 2009, several events occurred which impacted management and compensation decisions.  These included the hiring of a new Chief Executive Officer and the departure of the Company’s former Chief Executive Officer and former President and Chief Operating Officer.  Each of these events is more fully discussed below.

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

•      motivating associates to exceptional levels of operating and financial performance; and

•      aligning associate interests with the long-term goals of our stockholders.

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

Compensation Strategy

The Compensation Committee approves and recommends to the Board the compensation for all executive officers.  The Board is ultimately responsible for determining the compensation of our executive officers, although under our certificate of incorporation equity-based awards must also be approved by a majority of our stockholders.  Both the Compensation Committee and the Board receive recommendations with respect to decisions regarding the executive officers, other than the Chief Executive Officer, by senior management, principally the Chief Executive Officer and the Senior Vice President — Human Resources.  In determining compensation levels for the executive officers, the Compensation Committee considers the scope of an individual’s responsibilities, an individual’s performance and prior experience, the performance of the Company and the attainment of planned financial and strategic initiatives.  These factors are evaluated by the Compensation Committee and the Board with no particular weight given to any one factor.  The Compensation Committee considers overall past compensation and incentives in determining the compensation of executive officers and seeks to assure that the executives have appropriate incentives to achieve high levels of corporate performance.  The Compensation Committee, through its members’ involvement in numerous other portfolio companies, has access to compensation-related information to assist the Committee with respect to the Company’s overall compensation program for associates generally, as well as compensation for executive officers.  Recommendations to the Board by the Compensation Committee are therefore predominantly based on the experience of the members of the Compensation Committee and alignment with the overall strategic direction and goals of the Company.

Named Executive Officers

This Compensation Discussion and Analysis and the executive compensation discussion and tables that immediately follow describe the process, strategy and elements of the Company’s compensation plan as applied to the following individuals: John B. Menzer, Chief Executive Officer; Elaine D. Crowley, Executive Vice President — Chief Financial Officer; Thomas C. DeCaro, Executive Vice President — Supply Chain; Philo T. Pappas,  Executive Vice President—Category Management; Weizhong “Wilson” Zhu, Executive Vice President—Private Brands & Global Sourcing; Brian C. Cornell, who served as Chief Executive Officer for part of the year; and Shelley G. Broader, who served as President and Chief Operating Officer for part of the year.  These officers are referred to as our “Named Executive Officers.”

Compensation Elements

Base Salaries

Base salaries for our executive officers are established based on the scope of their responsibilities, individual performance and prior experience, Michaels’ operating and financial performance and the attainment of planned financial and strategic initiatives, taking into account the knowledge of the members of the Compensation Committee regarding competitive market compensation paid by companies for similar positions.  The Compensation Committee sets base salaries at a level designed to attract and retain highly qualified individuals who make contributions that result in Michaels meeting its operating and financial goals.  Base salaries are reviewed and adjusted annually as deemed appropriate by the Compensation Committee.  The Compensation Committee has discretion to adjust base salary during the fiscal year and but did not perform adjustments in fiscal 2009 for the reasons described below.

On April 6, 2009, Mr. Menzer was named Chief Executive Officer of the Company.  Pursuant to his negotiated employment agreement, Mr. Menzer’s base salary was set at $1,000,000, subject to increase from time to time by the Board of Directors, in its sole discretion.  In setting Mr. Menzer’s base salary, the Committee considered Mr. Menzer’s compensation at his prior employer, the compensation of Mr. Cornell, who was Mr. Menzer’s predecessor at the Company, and the level of compensation needed to recruit Mr. Menzer to the Company.  In the opinion of the members of the Compensation Committee, based on their experience with other companies, including other portfolio companies, this salary level represented a competitive market level for the position.

In February 2009, Mr. Pappas was named Executive Vice President—Category Management of the Company.  Pursuant to his offer letter with the Company, Mr. Pappas’s base salary was set at $375,000, with salary increases to be consistent with our policy of advancement on an individual merit basis.  In setting Mr. Pappas’s base salary, the Committee considered Mr. Pappas’s compensation at his prior employer and the level of compensation needed to recruit Mr. Pappas to the Company.  In the opinion of the members of the Compensation Committee, based on their experience with other companies, including other portfolio companies, this salary level represented a competitive market level for the position.

In March 2009, the Compensation Committee reviewed recommendations regarding 2009 annual base salary rates for the executive officer group based on the criteria set forth under “Compensation Discussion and Analysis — Compensation Strategies.” Merit guidelines are determined by reviewing and participating in surveys of market data, as well as giving consideration to the Company’s overall budget for associate compensation.  Based upon this information, the Company has utilized a 3.5% to 4% annual merit rate for the past several years.  However, for fiscal 2009, recognizing the general uncertainty of the economic environment and the specific uncertainty regarding the retail sector, as well as surveys of market data for other companies and a prevalent trend not to award merit increases, the Compensation Committee determined that there would be no increase in base salary for any of the Named Executive Officers.

Annual Bonuses

In March 2009, the Compensation Committee recommended that the Board approve the Company’s Bonus Plan for executive officers (including the Named Executive Officers) for fiscal 2009 (the “Bonus Plan”) to provide financial incentives to those and other members of management who were in positions to make important contributions to Michaels’ success.  The Board subsequently approved the Bonus Plan.  The structure of the Bonus Plan and the specific objectives relating to bonus payments were proposed by the Company’s Chief Executive Officer and Senior Vice President — Human Resources and were reviewed and adjusted by the Compensation Committee.  The Bonus Plan tied 75% of the available bonus for each Named Executive Officer to Michaels’ attainment of a financial objective (consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), less an inventory charge), and up to 25% of the available bonus to the individual’s job performance.  Under the Bonus Plan, before any business unit or individual performance payout would be earned, the actual results of the financial objective (EBITDA, less an inventory charge) were required to meet the threshold established by the Compensation Committee. Each participating Named Executive Officer was entitled to a bonus equal to a certain percentage of that executive officer’s base salary, depending on the achievement of the target, threshold or maximum performance level.  The Compensation Committee set threshold, target and maximum performance levels for each position.  The final award depended on the actual level of performance achieved; however, the Compensation Committee retains the right to make adjustments in its sole discretion.  The target levels of performance for the bonus goals were set at levels that the Compensation Committee and the Board believed to be reasonably achievable in view of Michaels’ historical annual performance.  Additional specific information regarding the targets and objectives is set forth below.

The target percentages set for fiscal 2009 and the threshold, target and maximum payments for each of the Named Executive Officers for fiscal 2009 were as follows:

	John B. Menzer (1)	Elaine D. Crowley	Thomas C. DeCaro	Philo T. Pappas (2)	Wilson Zhu	Brian C. Cornell (3)	Shelley G. Broader (4)

Percentage of Base Salary
Target	100%	50%	50%	50%	50%	N/A	70%
Threshold	N/A	17.5%	17.5%	17.5%	17.5%	N/A	24.5%
Maximum	200%	100%	100%	100%	100%	N/A	140%

Financial Weightings
Overall Company Results	75%	75%	75%	75%	75%	N/A	75%
Individual Performance	25%	25%	25%	25%	25%	N/A	25%

(1)

Pursuant to Mr. Menzer’s employment agreement (a) his target bonus in fiscal 2009 was set at 100% of base salary (with a maximum bonus at 200% of his base salary), and (b) he is entitled to a guaranteed bonus in respect of fiscal 2009 in an amount not less than $1,000,000.

(2)

Pursuant to Mr. Pappas’s offer letter from the Company, Mr. Pappas’s target annual bonus opportunity pursuant to the Bonus Plan was set at 50% of base salary (with a maximum bonus at 100% of his base salary), prorated to the commencement of his employment.

(3)	Mr. Cornell provided notice of resignation to the Company prior to the Compensation Committee’s final review of his individual bonus plan.

(4)	Pursuant to the Separation Agreement and Release executed by Ms. Broader, her 2009 target bonus was prorated based on the date of her separation from the Company.

Provided that the financial objective threshold is met, individual performance accounts for up to 25% of the maximum bonus for each of the Named Executive Officers.  Each officer is evaluated annually based upon competencies and pre-established individual objectives.  Performance against these measures is determined by the Compensation Committee, based upon input and recommendations by the Chief Executive Officer, on a scaled rating of Exceeds Expectations, Meets Expectations High, Meets Expectations Low or Needs Development.  No specified weighting is given to each measure and considerable discretion resides with the Compensation Committee in its evaluation of personal performances.

In March 2010, the Compensation Committee reviewed the Company’s financial results as applicable to the pre-established fiscal 2009 annual bonus opportunities for the Named Executive Officers.  As described previously, the financial objective of Company performance that was applicable to all the Named Executive Officers was EBITDA, less an inventory charge.  At the beginning of fiscal 2009, the  Compensation Committee established, and the Board approved, the EBITDA, less an inventory charge, goal for target-level bonuses at $408.0 million and for threshold bonuses at $376.7 million, which represented approximately 94% of target.  For the fiscal year, the Company exceeded its financial objective threshold and target.  As a result, bonuses above target were earned for the Company performance element of the plan.

The Compensation Committee, based upon input and recommendations by the Chief Executive Officer also evaluated the individual performance of each of the Named Executive Officers (other than the Chief Executive Officer) for purposes of determining bonuses based on individual performance.  Additionally, the Compensation Committee evaluated the individual performance of the Chief Executive Officer for purposes of determining his bonus.

Actual amounts paid to the Named Executive Officers for fiscal 2009 are listed in the Summary Compensation Table.

Long-Term Equity-Based Compensation

On February 15, 2007, our Board and stockholders approved the Michaels Stores, Inc. 2006 Equity Incentive Plan, as well as certain specific grants under the plan to key associates.  In addition, the stockholders granted the Board authority to make plan grants to other eligible participants in the future.  The plan has been established to advance the interests of Michaels and its affiliates by providing for the grant of equity-based awards to eligible participants (key associates and directors of, and consultants and advisors to, Michaels or its affiliates).  Awards under the plan are intended to align the long-term incentives of our executives and stockholders.  Grants are awarded when an executive is hired and are adjusted for subsequent promotions. Grants are made at or above fair market value.

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

Each option was originally divided into six tranches with escalating exercise prices, with the lowest exercise price at $15.00 per share, which was determined by the Board to be the fair market value per share of our Common Stock on the date that the 2006 Equity Incentive Plan was adopted. On June 2, 2009, the Board approved an offer to exchange certain associate stock options issued under the 2006 Plan (“Exchange Offer”) for new stock options granted on a one-for-one basis on the following terms:

(1) outstanding vested or unvested options to purchase shares of Common Stock that had an exercise price per share of $30.00, $37.50, $45.00 or $52.50 for an equal number of new options to purchase shares of Common Stock with an exercise price equal to $7.50 and a new five-year vesting schedule that commenced on July 2, 2009 and an eight-year term; and

(2) outstanding options that had an exercise price per share of $15.00 and $22.50 were exchanged for an equal number of new options with the same exercise price. A portion of the new options were vested based on the period of time that the exchanged options had been held in relation to the total term of the option and have identical terms and conditions to the previously issued options, and the remaining new options have a new five-year vesting schedule that commenced on July 2, 2009 and an eight-year term.

In considering the Exchange Offer, the Board concluded that the Exchange Offer was consistent with restoring the incentive value of our long-term performance award programs for management. The decline in the fair market value of our Common Stock based on a valuation performed as of January 31, 2009 (which placed the fair market value at $4.27 per share), substantially eliminated the incentive and retention value of a large portion of the options granted to our officers and key associates, including the Named Executive Officers. The Exchange Offer was thus designed to: (i) address our concern over the number of officers and key associates with underwater outstanding stock options (stock options with exercise prices significantly higher than the current market price per share of our Common Stock); and (ii) create better incentives for officers and key associates to remain at the Company and contribute to achieving our business objectives and consequently better align the long-term incentives of our executives and stockholders.

The lowest exercise price of the exchange options, $7.50 per share, was determined by the Board to be above the fair market value per share of our Common Stock on the date that the Exchange Offer was completed.  With respect to the unvested options, each tranche vests 20% on each of the first through fifth anniversaries of the July 2, 2009 grant date and all unvested options vest immediately upon a change of control, as defined in the Amended and Restated Stockholders Agreement dated February 16, 2007 among Michaels and its stockholders.

As a result of grants to Messrs. Menzer and Pappas pursuant to their hiring, and the participation of all of the Named Executive Officers other than Mr. Menzer (who received his initial option grant on the date that the Board approved the Exchange Offer) in the Exchange Offer, the following options were granted to Named Executive Officers in fiscal 2009:

	Number of Shares of Common Stock Underlying Stock Options
Name	Total Shares	Tranche 1 (Exercise Price $7.50 Per Share)	Tranche 2 (Exercise Price $15.00 Per Share)	Tranche 3 (Exercise Price $22.50 Per Share)
John B. Menzer(1)	2,500,000	833,334	833,333	833,333
Elaine D. Crowley	454,192	151,396	151,398	151,398
Thomas C. DeCaro	454,192	151,396	151,398	151,398
Philo T. Pappas(2)	454,192	151,396	151,398	151,398
Wilson Zhu	454,192	151,396	151,398	151,398
Shelley G. Broader(3)	567,648	189,216	189,216	189,216

(1)

Mr. Menzer’s employment agreement originally provided for the issuance of 2,000,000 stock options and 1,000,000 shares of restricted stock to Mr. Menzer.  Following Mr. Menzer’s commencement of employment and prior to the grant of any options or restricted stock to Mr. Menzer, the Board and Mr. Menzer, in light of new considerations including a review of the Exchange Offer, mutually agreed to amend the employment agreement on June 2, 2009, such that Mr. Menzer was instead entitled to 2,500,000 options and 500,000 restricted shares pursuant to its terms.   The Board deemed such grants to be appropriate for Mr. Menzer’s position and were instrumental to the Company’s successful recruiting of Mr. Menzer.

(2)

A total of 454,192 stock options (as consistent with the number of shares previously issued to other officers of the Company at the Executive Vice President level) were originally granted to Mr. Pappas on April 17, 2009 in the following amounts at the following exercise prices: 151,398 at $15.00 per share; 151,398 at $22.50 per share; 37,849 at $30.00 per share; 37,849 at $37.50 per share; 37,849 at $45.00 per share; and 37,849 at $52.50 per share.  Mr. Pappas exchanged these stock options as part of the Exchange Offer.

(3)

Ms. Broader left the Company on September 4, 2009, and, in accordance with the terms of the 2006 Equity Incentive Plan and her option agreement, all of her unvested options were cancelled at that time.  Ms. Broader did not exercise any of her vested options within 60 days of her departure from the Company and, in accordance with the terms of the 2006 Equity Incentive Plan and her option agreement, those options were cancelled.

Mr. Menzer and Mr. Pappas were also each granted a restricted stock award pursuant to the 2006 Equity Incentive Plan in fiscal 2009.  Mr. Menzer’s restricted stock award covers 500,000 shares with 125,000 vesting on each of the second through fifth anniversaries of April 6, 2009 (vesting of 133,333 shares would accelerate in the event of Mr. Menzer’s death or disability prior to April 6, 2011).  Mr. Pappas’s restricted stock award covers 11,710 shares with 20% vesting on each of the first through fifth anniversaries from April 17, 2009 (vesting of all shares would accelerate in the event of Mr. Pappas’s death or disability).  In the judgment of the Compensation Committee and the Board, the restricted stock awards were appropriate for Mr. Menzer’s and Mr. Pappas’s positions and were instrumental to the Company’s successful recruiting of both Mr. Menzer and Mr. Pappas.

Other Benefits and Perquisites

Our Named Executive Officers also receive certain other benefits and perquisites.  During fiscal 2009, these benefits included relocation benefits, contributions to 401(k) accounts and variable universal life plan accounts, the payment of life insurance premiums, Company-paid medical benefits and, in some cases, reimbursement for income taxes on taxable benefits.  Effective March 1, 2009, the

Company suspended Company contributions to the variable universal life plan accounts for its highly compensated associates.  Our Chief Executive Officer is, and our former Chief Executive Officer and our former President and Chief Operating Officer were, also entitled to the use of Company-owned or leased automobiles.    The Compensation Committee and the Board believe these benefits and perquisites are reasonable and consistent with the nature of the individual’s responsibilities, provide a competitive level of total compensation to our executives and serve as an important element in retaining those individuals.  The cost to Michaels of these benefits to the Named Executive Officers is set forth in the Summary Compensation Table under the column “All Other Compensation” and detail about each element is set forth in the table presented in footnote 4 to the Summary Compensation Table.

Employment and Severance Agreements

Mr. Menzer has an employment agreement with Michaels that was entered at the time of his appointment which includes certain severance benefits in the event of termination other than for cause or by Mr. Menzer for good reason, as such terms are defined in the agreement.  The specific terms of Mr. Menzer’s employment agreement are discussed in the section entitled “Menzer Employment Agreement” following the Grants of Plan-Based Awards Table and under “Executive and Director Compensation — Potential Payments Upon Termination or Change in Control.”

Mr. Cornell had an employment agreement with Michaels that was entered at the time of his appointment with Michaels which included certain severance benefits in the event of termination other than for cause or by Mr. Cornell for good reason, as such terms were defined in the agreement.  The specific terms of Mr. Cornell’s employment agreement are discussed in the section entitled “Cornell Employment Agreement” following the Grants of Plan-Based Awards Table and under “Executive and Director Compensation — Potential Payments Upon Termination or Change in Control.”  On March 4, 2009, Mr. Cornell informed the Company that he would be resigning as the Chief Executive Officer, effective as of April 2, 2009.  Due to his voluntary resignation, Mr. Cornell was paid his normal base salary through the effective date of his resignation, was provided normal benefits through the effective date of his resignation, and received no separation payments from the Company.  The benefits payable to him pursuant to his employment agreement may be found in the section entitled “Cornell Employment Agreement” following the Grants of Plan-Based Awards Table and under “Executive and Director Compensation — Potential Payments Upon a Change in Control,” and the actual amounts paid to Mr. Cornell in fiscal 2009 are reflected in the Summary Compensation Table.

In April 2008, the Board approved the Company’s Officer Severance Pay Plan (the “OSPP”), which was amended in July 2008.  The OSPP was established by the Company to provide certain severance benefits, subject to the terms and conditions of the OSPP, to designated officers (those with a position of Vice President or above, or an equivalent title as approved by the Compensation Committee, and excluding the Chief Executive Officer) in the event that their employment is permanently terminated as a result of a “Qualifying Termination” (as defined in the OSPP and described below).  A more detailed description of the OSPP may be found under “Executive and Director Compensation — Potential Payments Upon a Change in Control.”

Ms. Broader’s employment with the Company ended on September 4, 2009, and her severance benefits under the OSPP were triggered.  Ms. Broader executed a Severance Agreement and Release, which included, in addition to a release of all claims against the Company, a forfeiture of all outstanding unvested stock options and a confidentiality, non-solicitation, non-compete and non-interference agreement.   Pursuant to her Severance Agreement and Release under the OSPP, Ms. Broader is receiving: (i) twelve months of base salary continuation in accordance with the Company’s regular payroll practices; (ii) a prorated target annual bonus for fiscal 2009; and (iii) the continuation of welfare and fringe benefits for the twelve month salary continuation period.  The actual amounts payable to Ms. Broader are set under “Executive and Director Compensation — Potential Payments Upon a Change in Control,” and the actual amounts paid to Ms. Broader in fiscal 2009 are reflected in the Summary Compensation Table.

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

THE COMPENSATION COMMITTEE

Michael S. Chae
Matthew S. Levin

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

According to SEC rules, the Summary Compensation Table must include each of the following: (i) all individuals serving as principal executive officer or acting in a similar capacity during the last completed fiscal year; (ii) all individuals serving as principal financial officer or acting in a similar capacity during the last completed fiscal year; (iii) the three most highly compensated executive officers other than the principal executive officer and principal financial officer who were serving as executive officers at the end of the last completed fiscal year; and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year.  The following table summarizes the compensation for the fiscal years indicated paid to or earned by the following persons who were previously defined as Named Executive Officers:  John B. Menzer (who beginning on April 6, 2009, served as principal executive officer), Elaine D. Crowley (who served as principal financial officer), Thomas C. DeCaro, Philo T. Pappas and Weizhong “Wilson” Zhu (the three other most highly compensated individuals who were serving as executive officers at the end of fiscal 2009), Brian C. Cornell (who served as principal executive officer during a portion of fiscal 2009) and Shelley G. Broader (who would have been among the three most highly compensated executive officers other than the principal executive officer and principal financial officer if she had been an executive officer at the end of the fiscal 2009).

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (1)	Option Awards ($) (2)		Non- Equity Incentive Plan Compensation ($) (3)		All Other Compensation ($) (4)	Total ($)
John B. Menzer	2009	807,692			2,135,000	2,407,750	(6)	1,644,500	(7)	115,952	7,110,894
Chief Executive Officer (5)											—

Elaine D. Crowley	2009	300,000	—		—	172,618	(9)	190,410		52,824	715,852
Executive Vice President	2008	132,692	150,000		—	1,992,556	(6)	—		117,039	2,392,287
— Chief Financial Officer (8)

Thomas C. DeCaro,	2009	348,478	—		—	219,648	(9)	242,959		56,929	868,014
Executive Vice President	2008	346,416	—		—	—		—		70,661	417,077
— Supply Chain	2007	335,075	—		—	1,747,886	(6)	131,852		187,266	2,402,079

Philo T. Pappas	2009	359,135	20,000	(11)	50,002	341,924	(12)	239,663		126,777	1,137,501
Executive Vice President
— Category Management (10)

Wilson Zhu	2009	325,000	—		—	205,401	(9)	267,215		150,285	947,901
Executive Vice President
— Private Brands & Global Sourcing (13)

Brian C. Cornell,	2009	257,692	—		—	—		—		20,572	278,264
Former Chief Executive Officer (14)	2008	1,000,000	—		—	—		—		130,397	1,130,397
	2007	607,692	2,500,000		1,999,995	8,425,361		538,533		92,341	14,163,922

Shelley G. Broader	2009	384,616	—		—	221,795	(9)	—		566,098	1,172,509
Former President and Chief Operating Officer (15)	2008	372,596	755,208		812,010	2,602,137		—		395,734	4,937,685

(1)

The amounts in this column represent the aggregate grant date fair value of restricted stock awards calculated in accordance with ASC 718, based on the assumptions set forth in Note 8 to the consolidated financial statements. Because the Company is a privately-held company and there is no market for our Common Stock, the fair market value of our Common Stock is determined by our Board of Directors based on available information that is material to the value of our Common Stock, including the value of the Company immediately prior to the Merger, subsequent third party valuation reports, the principal amount of the Company’s indebtedness, the Company’s actual and projected financial results, and fluctuations in the market value of publicly-traded companies in the retail industry.

(2)

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

(3)

The amounts in this column for fiscal 2009 reflect the cash awards to Named Executive Officers under the Bonus Plan, which are discussed in further detail in the preceding section “Compensation Discussion and Analysis — Compensation Elements — Annual Bonuses.”  The amounts in this column for fiscal 2007 reflect the cash awards to Named Executive Officers under the fiscal 2007 bonus plans for the Named Executive Officers.

(4)	The table below reflects the fiscal 2009 components of this column.

	John B. Menzer	Elaine D. Crowley	Thomas C. DeCaro	Philo T. Pappas	Wilson Zhu	Brian C. Cornell	Shelley G. Broader
Medical Benefits ($)	36,389	49,310	50,010	45,201	39,188	9,644	30,477
Insurance Premiums ($)	4,380	3,391	4,480	3,279	5,064	1,022	2,375
Company Contributions to 401(k) and Group Universal Life Plan ($)	—	—	2,316	865	2,308	1,296	2,931
Severance Payments	—	—	—	—	—	—	515,056	(a)
Tax Reimbursement ($) (b)	14,753	45	45	25,168	36,169	818	1,156
Relocation ($)	41,013	—	—	52,186	67,478	—	—
Auto ($)	9,885	—	—	—	—	7,792	14,103
Other ($) (c)	9,532	78	78	78	78	—	—
Total Other	115,952	52,824	56,929	126,777	150,285	20,572	566,098

(a)    In connection with Ms. Broader’s separation, she received (A) salary continuation and vacation pay totaling $235,577 in fiscal 2009; (B) a prorated target bonus of $258,904 for fiscal 2009; and (C) continuation of health and welfare benefits and payments of $20,575 for fiscal 2009.  Pursuant to her Severance Agreement, Ms. Broader is entitled to receive (based on her compliance with certain covenants in the agreement), twelve months of base salary continuation in accordance with the Company’s regular payroll practices and the continuation of welfare benefits for the twelve month salary continuation period commencing September 4, 2009.  The amounts payable to Ms. Broader pursuant to her Severance Agreement are set forth under “Executive and Director Compensation — Potential Payments Upon a Change in Control.”

(b)    Reimbursement of income taxes is related to signing bonus, relocation, legal expenses, executive gifts, long-term disability insurance premiums, medical expenses and Company matching contributions under the Group Universal Life Plan.

(c)    The amounts in this row reflect for Mr. Menzer $9,454 in legal expenses and a cost of $78 attributable to executive gifts.  The amounts in this row reflect for Ms. Crowley, Mr. DeCaro, Mr. Pappas and Mr. Zhu the cost attributable to executive gifts.

(5)	Mr. Menzer became our Chief Executive Officer on April 6, 2009, and his base salary for fiscal 2009 reflects a partial fiscal year.

(6)

Represents the aggregate grant date fair value of the option awards on the date of the grant as calculated in accordance with ASC 718, based on the assumptions set forth in Note 8 to the consolidated financial statements.

(7)

Mr. Menzer’s employment agreement entitled him to participate in the Bonus Plan and a guaranteed bonus in respect of fiscal 2009 in an amount not less than $1,000,000, as more fully described under the section entitled “Menzer Employment Agreement” following the Grants of Plan-Based Awards table. For fiscal 2009, Mr. Menzer earned a total cash award of $1,644,500 under the Bonus Plan.

(8)	Ms. Crowley joined the Company as Executive Vice President-Chief Financial Officer on August 18, 2008, and her compensation for fiscal 2008 reflects a partial fiscal year.

(9)

Represents the incremental fair value of options granted pursuant to the Exchange Offer on July 2, 2009 in return for the cancellation of an equivalent number of options granted in prior years, calculated in accordance with ASC 718, as described in “Compensation Discussion and Analysis — Compensation Elements — Long-Term Equity-Based Compensation.” The methodology used in determining the incremental fair value of the awards is set forth in Note 8 to the consolidated financial statements.

(10)	Mr. Pappas commenced employment with the Company on February 23, 2009 and his base salary and non-equity incentive plan compensation for fiscal 2009 reflect a partial fiscal year.

(11)	Represents signing bonus provided to Mr. Pappas pursuant to his offer letter.

(12)

The amounts represent: (i) the aggregate grant date fair value of the option awards granted to Mr. Pappas on April 17, 2009 as calculated in accordance with ASC 718, based on the assumptions set forth in Note 8 to the consolidated financial statements; and (ii) the incremental fair value of options granted to Mr. Pappas pursuant to the Exchange Offer on July 2, 2009 in return for the cancellation of an equivalent number of options granted to him on April 17, 2009, as described in “Compensation Discussion and Analysis — Compensation Elements — Long-Term Equity-Based Compensation.” The methodology used in determining the incremental fair value of the awards is set forth in Note 8 to the consolidated financial statements.

(13)	Mr. Zhu first became a Named Executive Officer in fiscal 2009.

(14)

Mr. Cornell became our Chief Executive Officer on June 4, 2007, and his compensation for fiscal 2007 reflects a partial fiscal year. Mr. Cornell served as Chief Executive Officer until April 2, 2009, when he separated from the Company.

(15)

Ms. Broader became our President and Chief Operating Officer on June 23, 2008, and her compensation reflects a partial fiscal year. Ms. Broader served as President and Chief Operating Officer until September 4, 2009, when she separated from the Company.

Grants of Plan-Based Awards for Fiscal 2009

The following table sets forth the plan-based awards granted to Named Executive Officers pursuant to Company plans during fiscal 2009.

Grants of Plan-Based Awards (1)

The following table below sets forth the individual grants of plan-based awards made to each of our Named Executive Officers during fiscal 2009.  The grant date fair value of our option awards have been calculated in two manners, (i) representing the incremental fair value of options granted pursuant to the Exchange Offer on July 2, 2009 in return for the cancellation of an equivalent number of options granted in prior years, calculated in accordance with ASC 718, and (ii) representing the aggregate grant date fair value for all other option awards on the date of the grant of such option awards as calculated in accordance with ASC 718.  For more information regarding the Exchange Offer, see the preceding section “Compensation Discussion and Analysis — Compensation Elements — Long-Term Equity-Based Compensation.”

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)			All Other Stock Awards: Number Shares of	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock
Name and Principal Position	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Stock (#)	Options (#)	Awards ($/Sh)(3)	and Option Awards ($)
John B. Menzer
Chief Executive Officer (4)	N/A	N/A	1,000,000	2,000,000
	6/2/2009				500,000
	6/2/2009					833,334	7.50	1,028,251	(5)
	6/2/2009					833,333	15.00	826,833	(5)
	6/2/2009					833,333	22.50	552,666	(5)

Elaine D. Crowley
Executive Vice President
— Chief Financial Officer (6)	N/A	52,500	150,000	300,000
	7/2/2009					151,396	7.50	145,094	(7)
	7/2/2009					151,398	15.00	14,807	(7)
	7/2/2009					151,398	22.50	12,717	(7)

Thomas C. DeCaro
Executive Vice President
— Supply Chain (6)	N/A	60,984	174,239	348,478
	7/2/2009					151,396	7.50	163,961	(7)
	7/2/2009					151,398	15.00	30,770	(7)
	7/2/2009					151,398	22.50	24,918	(7)

Philo T. Pappas
Executive Vice President
— Category Management	N/A	60,156	171,875	343,751
(6)(8)	4/17/2009				11,710
	4/17/2009					151,398	15.00	97,591	(5)
	4/17/2009					151,398	22.50	57,380	(5)
	4/17/2009					37,849	30.00	11,014	(5)
	4/17/2009					37,849	37.50	10,072	(5)
	4/17/2009					37,849	45.00	9,474	(5)
	4/17/2009					37,849	52.50	9,031	(5)
	7/2/2009					151,396	7.50	138,055	(7)
	7/2/2009					151,398	15.00	4,971	(7)
	7/2/2009					151,398	22.50	4,337	(7)

Wilson Zhu
Executive Vice President
— Private Brands & Global Sourcing (6)	N/A	56,875	162,500	325,000
	7/2/2009					151,396	7.50	156,913	(7)
	7/2/2009					151,398	15.00	26,552	(7)
	7/2/2009					151,398	22.50	21,937	(7)

Brian C. Cornell
Former Chief Executive
Officer	N/A	58,333	166,667	333,333

Shelley G. Broader,
Former President and Chief Operating Officer (9)	N/A	102,083	291,667	583,334
	7/2/2009					189,216	7.50	183,462	(7)
	7/2/2009					189,216	15.00	20,650	(7)
	7/2/2009					189,216	22.50	17,683	(7)

(1)       All equity awards noted below were granted under the 2006 Equity Incentive Plan.

(2)       The threshold, target and maximum amounts in these columns have been provided in accordance with Item 402(d) of Regulation S-K and show the range of payouts targeted for fiscal 2009 for performance under the Bonus Plan as discussed in further detail in “Compensation Discussion and Analysis — Compensation Elements — Annual Bonuses.” For Mr. Menzer, there is no threshold amount, as he was guaranteed a payment of $1,000,000 pursuant to the terms of his employment agreement, which is described in further detail under the section entitled “Menzer Employment Agreement” following this table.  For Mr. Pappas, Mr. Cornell and Ms. Broader, these amounts reflect pro rated values for the partial year each executive was employed. Bonuses were recommended by the Compensation Committee, and approved by the Board, in March 2010 and are expected to be paid in April 2010, as reflected in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

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

(4)       Stock options were granted to Mr. Menzer on June 2, 2009, vesting at the rate of 20% per year on each of the first through fifth anniversaries of April 6, 2009, or immediately upon a change in control (as defined in the Stockholders Agreement). Mr. Menzer’s restricted stock awards vest 25% on each of April 6, 2011, April 6, 2012, April 6, 2013 and April 6, 2014 (vesting of 133,333 shares would accelerate in the event of Mr. Menzer’s death or disability prior to April 6, 2011).  Mr. Menzer will receive all dividends and distributions, if any, paid with respect to the shares of restricted stock he holds, but if any such dividends or distributions are paid in shares of our capital stock, such shares will be subject to the same restrictions on transferability as are the shares of restricted stock with respect to which they were paid.

(5)       The amounts in this column represent the aggregate grant date fair value of the restricted stock awards as calculated in accordance with ASC 718.

(6)       In connection with our Exchange Offer new stock options were granted to each of Ms. Crowley, Mr. DeCaro, Mr. Pappas and Mr. Zhu on July 2, 2009, and vest, with respect to the unvested portion of each stock option, at the rate of 20% per year on each of July 2, 2010, July 2, 2011, July 2, 2012, July 2, 2013 and July 2, 2014, or immediately upon a change in control (as defined in the Stockholders Agreement). For more information regarding the Exchange Offer, see the preceding section “Compensation Discussion and Analysis — Compensation Elements — Long-Term Equity-Based Compensation.”

(7)       Represents the incremental fair value of options granted pursuant to the Exchange Offer on July 2, 2009 in return for the cancellation of an equivalent number of options granted in prior years, calculated in accordance with ASC 718, as described in “Compensation Discussion and Analysis — Compensation Elements — Long-Term Equity-Based Compensation.”  The methodology used in determining the incremental fair value of the awards is set forth in Note 8 to the consolidated financial statements.

(8)       Stock options were granted to Mr. Pappas on April 17, 2009, vesting at the rate of 20% per year on each of the first through fifth anniversaries of April 17, 2009, or immediately upon a change in control (as defined in the Stockholders Agreement).  Mr. Pappas exchanged these stock options as part of the Exchange Offer and these options were subsequently terminated.  For more information regarding the Exchange Offer, see the preceding section “Compensation Discussion and Analysis — Compensation Elements — Long-Term Equity-Based Compensation.”  Mr. Pappas’s restricted stock awards vest 20% on each of April 17, 2010, April 17, 2011, April 17, 2012, April 17, 2013 and April 17, 2014.  Mr. Pappas will receive all dividends and distributions, if any, paid with respect to the shares of restricted stock he holds, but if any such dividends or distributions are paid in shares of our capital stock, such shares will be subject to the same restrictions on transferability as are the shares of restricted stock with respect to which they were paid.

(9)       In connection with our Exchange Offer new stock options were granted to Ms. Broader on July 2, 2009, vesting at the rate of 20% per year on each of July 2, 2010, July 2, 2011, July 2, 2012, July 2, 2013 and July 2, 2014, or immediately upon a change in control (as defined in the Stockholders Agreement).  Ms. Broader separated from the Company on September 4, 2009, did not exercise any of her vested options within 60 days of her departure, and, in accordance with the terms of the 2006 Equity Incentive Plan and her option agreement, all options previously granted to her have been cancelled.

Employment Agreements with Certain Named Executive Officers

Menzer Employment Agreement

The compensation for John B. Menzer described in the Summary Compensation Table and the Grants of Plan-Based Awards Table above were in accordance with the terms of his employment agreement, as amended, with Michaels, pursuant to which he serves as Chief Executive Officer of Michaels.  The agreement became effective April 6, 2009.  The agreement provides for an annual base salary of $1,000,000, subject to increase in the sole discretion of the Board.  Mr. Menzer is eligible for an annual bonus for each fiscal year during his employment, with a target amount of 100% of his base salary and a maximum bonus potential of 200% of his base salary, based on performance targets established by the Board, with the actual amount of any bonus being in the sole discretion of the Board (excepting his guaranteed bonus for fiscal 2009). Pursuant to Mr. Menzer’s employment agreement, he is entitled to a guaranteed bonus in respect of fiscal 2009 in an amount not less than $1,000,000.  In addition, the employment agreement provides Mr. Menzer with relocation benefits in accordance with the Company’s current executive relocation plan, and also provides for the engagement of a third party to assist in the sale of his existing home, by purchasing it at a price determined by the average of two independent appraisals.  In addition, in connection with the commencement of his employment, Mr. Menzer was granted 500,000 shares of restricted stock and an option to purchase 2,500,000 shares of Common Stock.  For a more detailed description of the restricted stock and options grants, see “Compensation Discussion and Analysis — Compensation Elements — Long-Term Equity-Based Compensation,” and the Outstanding Equity Awards at Fiscal Year-End table below.  Mr. Menzer is also entitled to a Company leased automobile, and is entitled to participate in benefit plans standard for Michaels’ senior executive officers, including life insurance plans.

Cornell Employment Agreement

The compensation for Brian C. Cornell described in the Summary Compensation Table and the Grants of Plan-Based Awards Table above, were in accordance with the terms of his employment agreement with Michaels, pursuant to which he served as Chief Executive Officer of Michaels.  The agreement became effective June 4, 2007.  The agreement provided for an annual base salary of $1,000,000.  Mr. Cornell was eligible for an annual bonus for each completed fiscal year during his employment, with a target amount of 100% of his base salary and a maximum bonus potential of 200% of his base salary, based on performance targets established by the Board, with the actual amount of any bonus being in the sole discretion of the Board.  As an inducement to enter into the employment agreement, in connection with the commencement of his employment Mr. Cornell was paid a signing bonus of $2,500,000 and granted 133,333 shares of restricted stock.  In addition, in connection with the commencement of his employment Mr. Cornell was granted an option to purchase 2,270,966 shares of Common Stock.  Mr. Cornell was also entitled to a Company leased automobile, and was entitled to participate in benefit plans standard for Michaels’ senior executive officers, including life insurance plans.

On March 4, 2009, Mr. Cornell informed the Company that he would be resigning as Chief Executive Officer.  Mr. Cornell’s resignation was effective April 2, 2009, and he was paid only through that date.  All unvested shares of restricted stock and stock options to purchase Common Stock held by Mr. Cornell were cancelled as of the date of his resignation pursuant to the terms of the 2006 Equity Incentive Plan and his restricted stock and option agreements.  Mr. Cornell did not exercise any of his vested options within 60 days of his departure from the Company and, pursuant to the terms of the 2006 Equity Incentive Plan and his option agreements, those options were cancelled.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
John B. Menzer
Chief Executive Officer (2)					500,000	5,775,000
	—	833,334	7.50	6/1/2017
	—	833,333	15.00	6/1/2017
	—	833,333	22.50	6/1/2017

Elaine D. Crowley
Executive Vice President					N/A	N/A
— Chief Financial Officer (3)(4)	—	151,396	7.50	7/1/2017
	24,392	—	15.00	9/11/2016
	—	127,006	15.00	7/1/2017
	24,392	—	22.50	9/11/2016
	—	127,006	22.50	7/1/2017

Thomas C. DeCaro,
Executive Vice President
— Supply Chain (3)(5)					N/A	N/A
	—	151,396	7.50	7/1/2017
	71,999	—	15.00	2/15/2015
	—	79,399	15.00	7/1/2017
	71,999	—	22.50	2/15/2015
	—	79,399	22.50	7/1/2017

Philo T. Pappas
Executive Vice President
— Category Management (3)(6)					11,710	135,251
	—	151,396	7.50	7/1/2017
	6,309	—	15.00	4/16/2017
	—	145,089	15.00	7/1/2017
	6,309	—	22.50	4/16/2017
	—	145,089	22.50	7/1/2017

Wilson Zhu
Executive Vice President
— Private Brands & Global Sourcing (3)(7)					N/A	N/A
	—	151,396	7.50	7/1/2017
	39,900	—	15.00	5/22/2015
	12,238	—	15.00	6/3/2016
	—	99,260	15.00	7/1/2017
	39,900	—	22.50	5/22/2015
	12,238	—	22.50	6/3/2016
	—	99,260	22.50	7/1/2017

Brian C. Cornell
Former Chief Executive Officer (8)	N/A	N/A	N/A	N/A	N/A	N/A

Shelley G. Broader
Former President and Chief Operating Officer (9)	N/A	N/A	N/A	N/A	N/A	N/A

(1)

Because the Company is a privately-held company and there is no market for our Common Stock, the fair market value of our Common Stock is determined by our Board of Directors based on available information that is material to the value of our Common Stock, including the value of the Company immediately prior to the Merger, subsequent third party valuation reports, the principal amount of the Company’s indebtedness, the Company’s actual and projected financial results, and fluctuations in the market value of publicly-traded companies in the retail industry.  The shares were valued based on a price per share of $11.55, which was the fair market value of our Common Stock at the end of fiscal 2009.

(2)

Stock options were granted to Mr. Menzer on June 2, 2009, vesting at the rate of 20% per year on each of the first through fifth anniversaries of April 6, 2009, or immediately upon a change in control (as defined in the Stockholders Agreement). Mr. Menzer’s restricted stock awards vest 25% on each of April 6, 2011, April 6, 2012, April 6, 2013 and April 6, 2014 (vesting of 133,333 shares would accelerate in the event of Mr. Menzer’s death or disability prior to April 6, 2011). Mr. Menzer will receive all dividends and distributions, if any, paid with respect to the shares of restricted stock he holds, but if any such dividends or distributions are paid in shares of our capital stock, such shares will be subject to the same restrictions on transferability as are the shares of restricted stock with respect to which they were paid.

(3)

The Named Executive Officer participated in the Exchange Offer. In connection with the Exchange Offer, outstanding vested or unvested options to purchase shares of Common Stock that had an exercise price per share of $30.00, $37.50, $45.00 or $52.50 were exchanged for an equal number of new options to purchase shares of Common Stock with an exercise price equal to $7.50 and a new five-year vesting schedule that commenced on July 2, 2009 and an eight-year term, and outstanding options that had an exercise price per share of $15.00 and $22.50 were exchanged for an equal number of new options with the same exercise price. A portion of the new options were vested based on the period of time that the exchanged options had been held in relation to the total term of the option and have identical terms and conditions to the previously issued options, and the remaining new options have a new five-year vesting schedule that commenced on July 2, 2009 and an eight-year term.

(4)

Stock options were granted to Ms. Crowley on July 2, 2009 in connection with the Exchange Offer, with 48,784 of these options immediately exercisable on the grant date based on the period of time that her exchanged options had been held in relation to the total term of the option and the remaining options vest at the rate of 20% per year on each of July 2, 2010, July 2, 2011, July 2, 2012, July 2, 2013 and July 2, 2014, or immediately upon a change in control (as defined in the Stockholders Agreement). For more information regarding the Exchange Offer, see the preceding section “Compensation Discussion and Analysis — Compensation Elements — Long-Term Equity-Based Compensation.”

(5)

Stock options were granted to Mr. DeCaro on July 2, 2009 in connection with the Exchange Offer, with 143,998 of these options immediately exercisable on the grant date based on the period of time that his exchanged options had been held in relation to the total term of the option and the remaining options vest at the rate of 20% per year on each of July 2, 2010,

July 2, 2011, July 2, 2012, July 2, 2013 and July 2, 2014, or immediately upon a change in control (as defined in the Stockholders Agreement). For more information regarding the Exchange Offer, see the preceding section “Compensation Discussion and Analysis — Compensation Elements — Long-Term Equity-Based Compensation.”

(6)

Stock options were granted to Mr. Pappas on July 2, 2009 in connection with the Exchange Offer, with 12,618 of these options immediately exercisable on the grant date based on the period of time that his exchanged options had been held in relation to the total term of the option and the remaining options vest at the rate of 20% per year on each of July 2, 2010, July 2, 2011, July 2, 2012, July 2, 2013 and July 2, 2014, or immediately upon a change in control (as defined in the Stockholders Agreement). For more information regarding the Exchange Offer, see the preceding section “Compensation Discussion and Analysis — Compensation Elements — Long-Term Equity-Based Compensation.” Mr. Pappas’s restricted stock awards vest 20% on each of April 17, 2010, April 17, 2011, April 17, 2012, April 17, 2013 and April 17, 2014. Mr. Pappas will receive all dividends and distributions, if any, paid with respect to the shares of restricted stock he holds, but if any such dividends or distributions are paid in shares of our capital stock, such shares will be subject to the same restrictions on transferability as are the shares of restricted stock with respect to which they were paid.

(7)

Stock options were granted to Mr. Zhu on July 2, 2009 in connection with the Exchange Offer, with 104,276 of these options immediately exercisable on the grant date based on the period of time that his exchanged options had been held in relation to the total term of the option and the remaining options vest at the rate of 20% per year on each of July 2, 2010, July 2, 2011, July 2, 2012, July 2, 2013 and July 2, 2014, or immediately upon a change in control (as defined in the Stockholders Agreement). For more information regarding the Exchange Offer, see the preceding section “Compensation Discussion and Analysis — Compensation Elements — Long-Term Equity-Based Compensation.”

(8)

Mr. Cornell separated from the Company on April 2, 2009, did not exercise any of his vested options within 60 days of his departure, and, in accordance with the terms of the 2006 Equity Incentive Plan and his option agreement, all options previously granted to him have been cancelled.

(9)

Ms. Broader separated from the Company on September 4, 2009, did not exercise any of her vested options within 60 days of her departure, and, in accordance with the terms of the 2006 Equity Incentive Plan and her option agreement, all options previously granted to her have been cancelled.

Option Exercises and Stock Vested for Fiscal 2009

The following table shows the number of stock awards held by our named executive officers that vested during fiscal 2009.   No stock options were exercised during fiscal 2009.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
John B. Menzer
Chief Executive Officer	—	—	—	—

Elaine D. Crowley
Executive Vice President
— Chief Financial Officer	—	—	—	—

Thomas C. DeCaro
Executive Vice President
— Supply Chain	—	—	—	—

Philo T. Pappas
Executive Vice President
— Category Management	—	—	—	—

Wilson Zhu
Executive Vice President
— Private Brands & Global Sourcing	—	—	—	—

Brian C. Cornell
Former Chief Executive Officer
	—	—	—	—
Shelley G. Broader
Former President and Chief Operating Officer	—	—	10,827.00	46,231.00	(1)

(1)                        Because the Company is a privately-held company and there is no market for our Common Stock, the fair market value of our Common Stock is determined by our Board of Directors based on available information that is material to the value of our Common Stock, including the value of the Company immediately prior to the Merger, subsequent third party valuation reports, the principal amount of the Company’s indebtedness, the Company’s actual and projected financial results, and fluctuations in the market value of publicly-traded companies in the retail industry.  The shares were valued on the June 23, 2009 vesting date for Ms. Broader’s restricted shares.

Pension Benefits

The Company has no pension plans.

Nonqualified Deferred Compensation for Fiscal 2009

The Company has no nonqualified deferred compensation plans.

Potential Payments upon Termination or Change in Control

The rights to payments upon termination or change in control of each of the Named Executive Officers is governed by agreements between such officer and the Company and certain of the Company’s plans.  Mr. Menzer’s employment contract, as amended, which commenced April 6, 2009, specifies certain benefits that are payable to him in the event of termination.  Ms. Crowley, Mr. DeCaro, Mr. Pappas and Mr. Zhu, participate in the OSPP, adopted by the Board in April 2008 and amended in July 2008. Prior to his resignation effective April 2, 2009, Mr. Cornell was entitled to certain benefits that were payable to him in the event of termination pursuant to his employment contract which commenced June 4, 2007.  Ms. Broader was entitled to, and received, severance payments under the OSPP in connection with her separation effective September 4, 2009.

Rights and Potential Payments on Termination for Cause, Death, Disability and Voluntary Resignation

Cause. Each of the respective agreements and the OSPP provides that no payments or benefits are due to the Named Executive Officer in the event of a termination for cause except amounts accrued and payable to such executive through the termination date.

Death. Each Named Executive Officer is provided a life insurance policy by the Company with a $1,000,000 million benefit, which would be payable to the executive’s beneficiaries upon such executive’s death.  Under his employment agreement, Mr. Menzer’s beneficiaries are further entitled to an amount equal to his pro rated bonus for the year in which death occurs. Under the Stockholders Agreement, upon any termination of a Named Executive Officer’s employment by reason of the executive’s death, the executive’s estate has the option to sell to the Company all or any portion of the vested shares of the Common Stock owned by the Named Executive Officer within 60 days after the date of termination, at the fair market value of the shares as of the date they are repurchased. Assuming the executive’s estate exercised its option to sell to the Company all of the shares owned by the Named Executive Officer on the last day of fiscal 2009, the Named Executive Officers would have received, based on the fair market value of the Common Stock as of fiscal year end ($11.55), the following amounts for their shares: John B. Menzer, $0; Elaine D. Crowley, $0; Thomas C. DeCaro, $308,004; Philo T. Pappas $0; and Wilson Zhu $77,004.  In addition, pursuant to their restricted stock agreements, 133,333 shares of Mr. Menzer’s unvested restricted stock and all of Mr. Pappas’s unvested restricted stock would vest; these shares had estimated values of $1,539,996 and $135,251, respectively, as of the last day of fiscal 2009.

Disability. The Company provides each Named Executive Officer with an executive long-term disability policy for the benefit of such executives which would provide disability benefits after 90 days of the executive becoming disabled in the amount of 67% of monthly compensation up to $20,000 per month.  This benefit generally continues until the disability is resolved or age 65.  Mr. Menzer is further entitled to his full salary for the 90 days prior to the commencement of disability benefits, which equates to $246,575 (based on his fiscal 2009 base salary), paid in accordance with the Company’s normal payroll practices.  Under the Stockholders Agreement, upon any termination of a Named Executive Officer’s employment by reason of the executive’s disability, the executive has the option to sell to the Company all or any portion of the vested shares of the Common Stock owned by the Named Executive Officer within 60 days after the date of termination, at the fair market value of the shares as of the date they are repurchased. Assuming the executive exercised his or her option to sell to the Company all of the shares owned by the Named Executive Officer on the last day of fiscal 2009, the Named Executive Officers would have received, based on the fair market value of the Common Stock as of fiscal year end ($11.55), the following amounts for their shares: John B. Menzer, $0; Elaine D. Crowley, $0; Thomas C. DeCaro, $308,004; Philo T. Pappas $0; and Wilson Zhu $77,004. In addition, pursuant to their restricted stock agreements, 133,333 shares of Mr. Menzer’s unvested restricted stock and all of Mr. Pappas’s unvested restricted stock would vest; these shares had estimated values of $1,539,996 and $135,251, respectively, as of the last day of fiscal 2009.

Voluntary Resignation.  In the event of a voluntary resignation of any of the Named Executive Officers, there are no payments or benefits that continue beyond what is accrued and payable through the termination date.  Mr.  Menzer’s agreement states that he is required to give the Company 60 days prior written notice of resignation and the Board may, at its election, choose to waive Mr. Menzer’s notice obligation but is still required to pay him for the applicable notice period.  Mr. Cornell’s employment agreement contained the same provisions as Mr. Menzer’s with respect to resignation.  In connection with Mr. Cornell’s notice of resignation to the Company on March 4, 2009, the Board waived a portion of the notice period and Mr. Cornell’s resignation was effective April 2, 2009.  Due to his voluntary resignation, Mr. Cornell was paid his normal base salary, and was provided normal benefits, through the effective date of his resignation.  Any restricted shares or stock options held by Mr. Cornell that were unvested as of the effective date of his resignation, were cancelled pursuant to the terms of the 2006 Equity Incentive Plan and Mr. Cornell’s restricted stock and option agreements.  Mr. Cornell did not exercise any of his vested options within 60 days of his departure, and, in accordance with the terms of the 2006 Equity Incentive Plan and his option agreement, all options previously granted to him have been cancelled.

Rights and Potential Payments Upon a Change in Control or Termination Without Cause or With Good Reason

Menzer Employment Agreement

Mr. Menzer’s employment agreement provides benefits to him in the event of a termination of his employment without cause or by him for good reason, as defined below.  In either circumstance, for the two-year period following the date of termination he would be entitled to receive a severance benefit equal to (i) his base salary at the rate in effect on the date of termination, (ii) the amount of his annual target bonus for the year of termination and (iii) continued medical benefits.  These benefits are contingent on Mr. Menzer signing and returning to the Company a release of claims in the form provided by the Company.  The severance pay is payable on a pro-rated basis at the Company’s regular payroll periods and in accordance with its normal payroll practices.

Pursuant to Mr. Menzer’s agreement, “cause” means the following events or conditions, as determined by the Board in its reasonable judgment:  (i) the refusal or failure to perform (other than by reason of disability), or material negligence in the performance of, his duties and responsibilities to the Company or any of its Affiliates (as defined in Mr. Menzer’s agreement), or refusal or failure to follow or carry out any reasonable direction of the Board, and the continuance of such refusal, failure or negligence for a period of 10 days after notice; (ii) the material breach of any provision of any material agreement between Mr. Menzer and the Company or any of its Affiliates; (iii) fraud, embezzlement, theft or other dishonesty with respect to the Company or any of its Affiliates; (iv) the conviction of, or plea of nolo contendere to any felony or any other crime involving dishonesty or moral turpitude; and (v) any other conduct that involves a breach of fiduciary obligation.

The term “good reason” is defined as (i) removal without Mr. Menzer’s consent from the position of Chief Executive Officer; (ii) a material diminution in the nature or scope of his responsibilities, duties or authority, provided however that the Company’s failure to continue Mr. Menzer’s appointment or election as a director or officer of any of its Affiliates, a change in reporting relationships resulting from the direct or indirect control of the Company (or successor corporation) by another corporation or other entity and any diminution of the business of the Company or any of its Affiliates or any sale or transfer of equity, property or other assets of the Company or any of its Affiliates  does not constitute “good reason”; or (iii) the material failure of the Company to provide him the base salary and benefits in accordance with the terms of the agreement.  To qualify as a termination for good reason under the agreement, notice to the Company must be given by Mr. Menzer and the Company must have failed to cure the good reason within thirty days of receiving notice.

In addition to an employment agreement, Mr. Menzer entered agreements providing for his restricted stock grant and his stock option grant.  These agreements provide that in the event of a change in control, Mr. Menzer’s restricted stock and stock options immediately vest.  Had a change of control occurred on the last day of fiscal 2009, the vested stock options would have a value of $3,375,003 which is the difference in the fair market value of the Common Stock as of fiscal year end ($11.55) and $7.50 per share, with respect to 833,334 shares exercisable (Mr. Menzer’s remaining 1,666,666 shares are priced at exercise prices above the fair market value of the Common Stock and therefore have no value). Had a change of control occurred on the last day of fiscal 2009, Mr. Menzer’s vested restricted stock would have a value of $5,775,000.

Mr. Menzer is subject to confidentiality covenants.  In addition, Mr. Menzer is subject to non-competition and non-solicitations restrictions for a period of two years following resignation.  The employment agreement provides no change in control severance benefits.

Cornell Employment Agreement

Mr. Cornell’s employment agreement provided benefits to him in the event of a termination of his employment without cause or by him for good reason.

In addition to his employment agreement, Mr. Cornell entered into agreements providing for his restricted stock grant and his stock option grant which provided for immediate vesting in the event of a change in control.

Mr. Cornell remains subject to confidentiality covenants.  In addition, Mr. Cornell is subject to non-competition and non-solicitation restrictions for a period of two years following his April 2, 2009 resignation date.  The employment agreement provided no change in control severance benefits.

On March 4, 2009, Mr. Cornell informed the Company that he would be resigning as Chief Executive Officer effective April 2, 2009.  Due to his voluntary resignation, no amounts were payable to Mr. Cornell for a change in control or a termination without cause or for good reason.  Mr. Cornell was paid his normal base salary and was provided normal benefits through the effective date of his resignation, as described above under “Rights and Potential Payments on Termination for Cause, Death, Disability and Voluntary Resignation — Voluntary Resignation.”

Officer Severance Pay Plan

In April 2008, the Board approved the OSPP, which was amended in July 2008.  The OSPP was established by the Company to provide certain severance benefits, subject to the terms and conditions of the OSPP, to designated officers (those with a position of Vice President or above, or an equivalent title as approved by the Compensation Committee, and excluding the Chief Executive Officer) in the event that their employment is permanently terminated as a result of a “Qualifying Termination.”  For purposes of the OSPP, an executive is subject to a “Qualifying Termination” if:

•                    the executive is on active payroll or is on an approved leave of absence with a right to reinstatement at the time his or her employment terminates;

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

•                    the executive is not offered, nor has accepted, other employment with (1) an affiliate of the Company, (2) a successor of the Company, or (3) a purchaser of some or all of the assets of the Company, in each case: (a) in a position which the executive is qualified to perform regardless of whether the executive is subject to, among other things, a new job title, different reporting relationships or a modification of the executive’s duties and responsibilities; (b) in a position that, when compared with the executive’s last position with the Company, provides a comparable base salary and bonus opportunity; and (c) where there is no change in the executive’s principal place of employment to a location more than  35 miles from the executive’s principal place of employment immediately prior to the Qualifying Termination; and

•                    the executive continues employment until the termination date designated by the Company or such earlier date to which the Company agrees, and, during the period from the date the executive receives notice of termination until the termination date, the executive continues to perform to the reasonable satisfaction of the Company.

Executives subject to a Qualifying Termination are entitled to the following benefits:

•                    severance pay, payable in accordance with the Company’s normal payroll practices, at the following levels: (i) for the position of Vice President with less than two years of service, six months of base salary continuation; (ii) for the position of Vice President with two or more years of service, twelve months of base salary continuation; (iii) for the position of Senior Vice President, Executive Vice President or President with less than two years of service, twelve months of base salary continuation; and (iv) for the position of Senior Vice President, Executive Vice President or President with two or more years of service, eighteen months of base salary continuation;

•                    a prorated target annual bonus for the year of termination; and

•                    the continuation of welfare and fringe benefits for the salary continuation period.

In order to obtain severance benefits under the OSPP, an executive must first execute a severance agreement and release with Michaels that includes a waiver and release of any and all claims against Michaels and a commitment that, for one year following termination, the executive will not solicit or hire any associate or distributor or vendor of Michaels or its subsidiaries and will not directly or indirectly compete with, or join an organization that directly or indirectly competes with, Michaels. Additionally, an executive officer will not be eligible for benefits under the OSPP if he or she is eligible for severance pay or other termination benefits (other than incidental perquisites such as continued use of a Company vehicle or an air travel allowance) under any other severance pay plan or under any employment agreement or other agreement with the Company or any of its affiliates.

Equity Plans

Each of the Named Executive Officers currently employed with the Company have entered into stock option agreements that provide for vesting upon a change in control.  Additionally, Mr. Pappas has a restricted stock agreement that provides that all of his restricted stock shall vest upon a change in control. Had a change of control occurred on the last day of fiscal 2009, the vested stock options would have a value of $613,154 for each of Ms. Crowley and Messrs. DeCaro, Pappas and Zhu, which is the difference in the fair market value of the Common Stock as of fiscal year end ($11.55) and $7.50 per share, with respect to 151,396 shares exercisable (each of these Named Executive Officers have 302,796 remaining shares underlying their options, but such shares are priced at exercise prices above the fair market value of the Common Stock and therefore have no value).  Had a change of control occurred on the last day of fiscal 2009, Mr. Pappas’s vested restricted stock would have a value of $135,251.

Estimated Separation Payments

The table below reflects the amount of compensation payable in the event of an involuntary termination without cause or resignation for good reason (1) to Mr. Menzer under his employment agreement (including his restricted stock agreement) and (2) under the OSPP described above to each of the other Named Executive Officers.  The amounts shown in the table for the Named Executive Officers other than Ms. Broader assume that the executive’s termination was effective as of the last day of the prior fiscal year, January 30, 2010 (except for Mr. Cornell, whose actual payments upon his voluntary termination effective April 2, 2009 are described above under “Rights and Potential Payments on Termination for Cause, Death, Disability and Voluntary Resignation — Voluntary Resignation”). The actual amounts, or value, to be paid to these Named Executive Officers can only be determined at the time of such executive’s separation from the Company.  For Ms. Broader, the amounts shown are the actual amounts she was paid, or credited for, as a result of her separation, effective as of September 4, 2009, as well as amounts expected to be paid pursuant to the OSPP for continuing benefits during her 12 month severance period.

	Executive Payments and Benefits upon Termination Without Cause or by Executive with Good Reason ($)
John B. Menzer
Salary	2,000,000
Bonus	2,000,000
Restricted Stock	5,775,000
Welfare Benefits	73,979	(1)
Automobile	36,079	(2)
Total	9,885,058

Elaine D. Crowley
Salary	300,000
Bonus	150,000
Welfare Benefits	47,584	(3)
Total	497,584

Thomas C. DeCaro
Salary	522,717
Bonus	174,239
Welfare Benefits	71,685	(4)
Total	768,641

Philo T. Pappas
Salary	375,001
Bonus	176,199
Restricted Stock	135,251
Welfare Benefits	47,969	(3)
Total	734,420

Wilson Zhu
Salary	487,500
Bonus	162,500
Welfare Benefits	55,659	(4)
Total	705,659

Shelley G. Broader
Salary	625,000
Bonus	258,904	(5)
Welfare Benefits	51,990	(6)
Total	935,894

(1)	Represents estimated value of two years of continued benefits, including medical, long-term disability, life insurance, and executive and spouse physicals.

(2)	Represents personal use of automobile for 24 months.

(3)	Represents the value of total fiscal 2009 medical, dental and vision actual costs plus an estimated annual increase of 12% associated with providing these benefits for 12 months.

(4)	Represents the value of total fiscal 2009 medical, dental and vision actual costs plus an estimated annual increase of 12% associated with providing these benefits for 18 months.

(5)	Ms. Broader received a prorated 2009 target bonus of $258,904 for fiscal 2009 pursuant to the OSPP.

(6)

Represents $2,680 paid to Ms. Broader for welfare benefits on the termination date and $49,310 for the value of total fiscal 2009 medical, dental and vision actual costs plus an estimated annual increase of 12% associated with providing these benefits during Ms. Broader’s 12 month severance period pursuant to the OSPP.

Share Repurchase Rights

As described above, under the Stockholders Agreement, upon any termination of a Named Executive Officer’s employment by reason of the executive’s death or disability, the executive or his/her estate has the option to sell to the Company all or any portion of the vested shares of the Common Stock owned by the Named Executive Officer within 60 days after the date of termination, at the fair market value of the shares as of the date they are repurchased.

In addition, upon termination of a Named Executive Officer’s employment for any reason, the Company has the option to purchase all or any portion of the executive’s shares that were originally purchased from the Company, at the fair market value of the shares.  If the Company elects to purchase the executive’s shares, it must deliver notice to the executive no later than 240 days after (but not before the date that is one day after the six-month anniversary of) the later of (i) the date of termination or (ii) the exercise of any option originally granted to the executive or the date upon which any unvested shares granted to the executive become vested shares.  With respect to those shares issued to a Named Executive Officer directly or indirectly pursuant to an incentive plan, the Company may purchase all or any portion of the executive’s shares at the fair market value of the shares (upon delivery of the notice as described in the immediately preceding sentence), if the executive’s employment is terminated due to death, disability, by the Company without cause or by the executive for good reason (or in circumstances in which the Company would have no grounds to terminate the executive for cause). If the Named Executive Officer’s employment is terminated by the Company for cause, the Company may purchase all or any portion of the executive’s shares at the lesser of the cost or the fair market value of the shares.

The Company did not exercise its option to purchase the shares of Mr. Cornell or Ms. Broader upon their respective separations from the Company.  Assuming the Company exercised its option to repurchase the vested or purchased shares held by the other Named Executive Officers on the last day of fiscal 2009, the Named Executive Officers would have received, based on the fair market value of the Common Stock as of fiscal year end ($11.55), the following amounts for their shares: John B. Menzer, $0; Elaine D. Crowley, $0; Thomas C. DeCaro, $308,004; Philo T. Pappas $0; and Wilson Zhu $77,004.

Director Compensation for Fiscal 2009

The current directors are not paid any fees for services as directors, and they do not receive reimbursement for their expenses.

Compensation Committee Interlocks and Insider Participation

Since completion of the Merger, our Compensation Committee has been comprised of Michael S. Chae and Matthew S. Levin, each of whom is affiliated with our current stockholders and, therefore, is not deemed an independent director. No officer or employee served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our Compensation Committee or Board.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL STOCKHOLDERS AND MANAGEMENT OWNERSHIP

The following table presents information regarding the number of shares of Michaels Common Stock beneficially owned as of March 27, 2010 (unless otherwise indicated) by each of Michaels’ directors and the Named Executive Officers (as defined in “Item 11. Executive Compensation — Compensation Discussion and Analysis — Executive and Director Compensation — Summary Compensation Table”), and the current directors and executive officers of Michaels as a group.  In addition, the table presents information about each person or entity known to Michaels to beneficially own 5% or more of Michaels Common Stock.  Unless otherwise indicated by footnote, the beneficial owner exercises sole voting and investment power over the shares noted below.  The percentage of beneficial ownership for our directors and executive officers, both individually and as a group, is calculated based on 118,898,939 shares of Michaels Common Stock outstanding as of March 27, 2010, and the number of unissued shares as to which such person or persons has the right to acquire voting and/or investment power within 60 days. Other than beneficial ownership information relating to the Company’s executive officers, the beneficial ownership information set forth below was provided by or on behalf of our Directors, our Sponsors, and Highfields, and the Company has not independently verified the accuracy or completeness of the information so provided.

	Amount and
	Nature of
	Beneficial		Percent
Name of Beneficial Owner	Ownership (1)		of Class (1)
Josh Bekenstein (2)	—		*
Michaels S. Chae (3)	—		*
Todd Cook (2)	—		*
Lewis Klessel (2)	—		*
Matthew S. Levin (2)	—		*
Gerry Murphy (3)	—		*
James A. Quella (3)	—		*
Peter Wallace (3)	—		*
John B. Menzer	1,000,000	(4)	*
Elaine D. Crowley	48,784	(5)	*
Thomas C. DeCaro	170,665	(6)	*
Philo T. Pappas	24,328	(7)	*
Weizhing “Wilson” Zhu	110,943	(8)	*
Brian C. Cornell (9)	200,001		*
Shelley G. Broader (10)	10,827		*
Michaels Holdings, LLC (2) (3)	110,373,482		92.8%
Bain Capital Investors, LLC and related funds (2)	110,373,482		92.8%
Affiliates of The Blackstone Group, L.P. (3)	110,373,482		92.8%
Highfields Capital Management, L.P. and related funds (11)	7,333,250		6.2%
All current directors and executive officers as a group (18 persons)	1,718,414	(12)	1.4%

*                    Less than one percent.

(1)             Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.  Percentage of beneficial ownership by a person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days.  Unless otherwise indicated, the number of shares shown includes outstanding shares of Common Stock owned as of March 27, 2010 by the person indicated.

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

Blackstone Funds.  BMA V L.L.C. (“BMA”) is the sole member of BMA V, and may, therefore, be deemed to have shared voting and investment power over the shares.   Investment and voting decisions by BMA are made jointly by three or more individuals who are managing directors, and therefore no individual managing director of BMA is the beneficial owner of the shares of Michaels Common Stock directly owned by Michaels Holdings LLC. Messrs. Chae, Murphy, Quella and Wallace are members of BMA, and they may therefore be deemed to share voting and dispositive power with respect to the shares. Messrs. Chae, Murphy, Quella and Wallace disclaim any beneficial ownership of any shares beneficially owned by BMA. The address of Messrs. Chae, Murphy, Quella and Wallace, and each of the Blackstone entities is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.

(4)             Includes 500,000 stock options that will vest on April 6, 2010.

(5)             Includes 48,784 stock options that vested on July 2, 2009.

(6)             Includes 143,998 stock options that vested on July 2, 2009.

(7)             Includes 12,618 stock options that vested on July 2, 2009.

(8)             Includes 104,276 stock options that vested on July 2, 2009.

(9)             Mr. Cornell separated from the Company on April 2, 2009.

(10)       Ms. Broader separated from the Company on September 4, 2009.

(11)       The address of Highfields Capital Management, LP and its related funds is 200 Clarendon Street, Boston, Massachusetts 02116.

(12)       Consistent with the disclaimers of beneficial ownership of Messrs. Bekenstein, Cook, Levin, Chae, Murphy, Quella and Wallace contained in notes (2) and (3) above, this number does not include the 110,373,482 shares of Michaels Common Stock that may be deemed to be beneficially owned by each of (a) Bain Capital Investors, LLC and related funds and (b) Affiliates of The Blackstone Group.  The total includes 1,141,370 vested options held by executive officers of the Company.

EQUITY COMPENSATION PLAN INFORMATION

On February 15, 2007, the Board of Directors and stockholders approved the 2006 Equity Incentive Plan, as well as certain specific grants under the plan to key employees.  In addition, the stockholders granted the Board authority to make plan grants to other eligible participants in the future, which has occurred.  The following table gives information about equity awards under the above-mentioned plan as of March 27, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	10,043,088	15.03	4,113,878
Equity compensation not approved by security holders	N/A	N/A	N/A
Total	10,043,088	15.03	4,113,878

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

In connection with the completion of the Merger, we entered into management agreements with each of the Sponsors pursuant to which the Sponsors will provide management services to us until December 31, 2016, with evergreen extensions thereafter.  Pursuant to these agreements, the Sponsors receive an aggregate annual management fee in the amount of $12 million and reimbursement for out-of-pocket expenses in connection with the provisions of services pursuant to the agreements.  The management agreements also provide that the Sponsors are entitled to receive fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions of 1% of the gross transaction value of any such transaction.  The management agreements contain customary exculpation and indemnification provisions in favor of the Sponsors.  The management agreements may be terminated by the Sponsors at any time and terminate automatically upon an initial public offering or a change of control unless we and the Sponsors determine otherwise.  Upon termination, each provider of management services will be entitled to a termination fee calculated based on the present value of the annual fees due during the remaining period from the date of termination to October 31, 2016.

In connection with the completion of the Merger, we entered into a management agreement with Highfields Capital Management LP, an affiliate of Highfields Capital Partners, that provides for an annual management fee of $1.0 million for services that Highfields Capital Management LP renders to us.

We have a participation agreement with CoreTrust Purchasing Group (“CPG”), a division of HealthTrust Purchasing, designating CPG as our exclusive “group purchasing organization” for the purchase of certain non-merchandise products and services from third party vendors. CPG secures from vendors pricing terms for goods and services that are believed to be more favorable than participants in the group purchasing organization could obtain for themselves on an individual basis. In connection with purchases by its participants (including us), CPG receives a commission from the vendors in respect of such purchases. Although CPG is not affiliated with The Blackstone Group, in consideration for The Blackstone Group’s facilitating our participation in CPG and monitoring the services CPG provides to us, CPG remits a portion of the commissions received from vendors in respect of our purchases under the agreement to an affiliate of The Blackstone Group.

Bain Capital owns an approximate 58% equity position in an external vendor we utilize to print our circular advertisements.  Payments associated with this vendor during fiscal 2009 were $38.6 million.  We currently anticipate that our payments to this vendor in fiscal 2010 will be commensurate with those in fiscal 2009.

Bain Capital owns an approximate 28% equity position in an external vendor we utilized for non-merchandise supplies.  Payments associated with this vendor during fiscal 2009 were approximately $1.1 million.  We currently do not anticipate a significant amount of payments to this vendor in fiscal 2010.

The Blackstone Group owns an approximate 65% equity position in an external vendor we utilize to count our store inventory. Payments associated with this vendor during fiscal 2009 were $6.9 million.  We currently anticipate that our payments to this vendor in fiscal 2010 will be commensurate with those in fiscal 2009.

The Blackstone Group owns an approximate 71% equity position in an external vendor we utilize for all of the candy-type items in our stores.  Payments associated with this vendor during fiscal 2009 were $18.2 million.  We currently anticipate that our payments to this vendor in fiscal 2010 will be commensurate with those in fiscal 2009.

During the second quarter of fiscal 2008, the Company entered into an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”), an affiliate of The Blackstone Group. Equity Healthcare negotiates with providers of standard administrative services for health benefit plans as well as other related services for cost discounts and quality of service monitoring capability by Equity Healthcare.  Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms for providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis.  In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to us, we pay Equity Healthcare a fee of $2 per participating employee per month (“PEPM Fee”).  As we had approximately 5,800 employees enrolled in health and welfare benefit plans as of January 2010, the annual amount payable under the agreement would be approximately $0.1 million.

Equity Healthcare may also receive a fee (“Health Plan Fees”) from one or more of the health plans with whom Equity Healthcare has contractual arrangements if the total number of employees joining such health plans from participating companies exceeds specified thresholds.  If and when Equity Healthcare reaches the point at which the aggregate of its receipts from the PEPM Fee and the Health Plan Fees have covered all of its allocated costs, it will apply the incremental revenues derived from all such fees to (a) reduce the PEPM Fee otherwise payable by us; (b) avoid or reduce an increase in the PEPM Fee that might otherwise have occurred on contract renewal; or (c) arrange for additional services to us at no cost or reduced cost.

The Blackstone Group owns an approximate 6% equity position in an external vendor we utilize for waste management services. Payments associated with this vendor during fiscal 2009 were $7.1 million.  We currently anticipate that our payments to this vendor in fiscal 2010 will be commensurate with those in fiscal 2009.

The Blackstone Group owns an approximate 28% equity position in an external vendor we utilize for newspaper advertisements. Payments associated with this vendor were $1.7 million during fiscal 2009. We currently anticipate that our payments to this vendor in fiscal 2010 will be commensurate with those in fiscal 2009.

The Blackstone Group owns an approximate 99% equity position in an external vendor we utilize as our preferred hotel provider. Payments associated with this vendor during fiscal 2009 were $0.2 million.  We currently anticipate that our payments to this vendor in fiscal 2010 will be commensurate with those in fiscal 2009.

The Blackstone Group owns an approximate 12% equity position in an external vendor we utilize for certain integrated software and processing services. Payments associated with this vendor during fiscal 2009 were $0.2 million.  We currently anticipate that our payments to this vendor in fiscal 2010 will be commensurate with those in fiscal 2009.

Our current directors are affiliates of Bain Capital or The Blackstone Group.  As such, some or all of our directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased, or for which transactions are pending, by affiliates of Bain Capital and The Blackstone Group.  As of the date hereof, such affiliates beneficially own or will own approximately $199 million face amount of our Subordinated Discount Notes due 2016.

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

ITEM 14.  Principal Accountant Fees and Services.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S FEES

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of Michaels’ annual financial statements for each of fiscal 2009 and 2008, and fees billed for other services rendered by Ernst & Young LLP (in thousands).

	2009	2008
Audit Fees (1)	$1,134	$1,190
Audit-Related Fees (2)	49	54
Tax Fees (3)	25	—

(1)             Audit Fees consist principally of fees for the audit of our annual financial statements and review of our financial statements included in our quarterly reports on Form 10-Q for those years and audit services provided in connection with compliance with the requirements of the Sarbanes-Oxley Act of 2002.

(2)             Audit-Related Fees for fiscal 2009 and fiscal 2008 consist principally of fees related to employee benefit plans and statutory audits.

(3)          Tax Fees consist principally of tax compliance fees.

The Audit Committee Charter requires that the Audit Committee pre-approve all audit and non-audit engagements, fees, terms and services in a manner consistent with the Sarbanes-Oxley Act of 2002 and all rules and applicable listing standards promulgated by the SEC, except that such non-audit services need not be pre-approved if (i) the aggregate amount of all such non-audit services provided to Michaels constitutes not more than 5% of the total amount of fees paid by Michaels to its independent registered public accounting firm during the fiscal year in which the non-audit services are provided, (ii) such services were not recognized by Michaels at the time of engagement to be non-audit services, and (iii) such services were promptly brought to the attention of the Audit Committee and approved by the Audit Committee prior to completion of the audit.  The Audit Committee Charter permits the Audit Committee, at the time of the annual audit engagement, to pre-approve audit fees of up to 15% of the engagement fees for unanticipated additional audit costs within the scope of the audit. Any additional audit fees must be approved by the Chairman of the

Audit Committee or any other member of the Audit Committee to whom the Audit Committee delegates such authority. The Audit Committee may delegate the authority to grant any pre-approvals to one or more members of the Audit Committee, provided that such member(s) reports any pre-approvals to the Audit Committee at its next scheduled meeting.  The services performed by Ernst & Young LLP in fiscal 2009 and 2008 were approved in accordance with the policies and procedures established by the Audit Committee.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

a) The following documents are filed as a part of this report:

(1)       Consolidated Financial Statements:

See Index to Consolidated Financial Statements and Supplementary Data on page F-1.

(2)       Exhibits:

The exhibits listed in the accompanying Index to Exhibits attached hereto are filed or incorporated by reference into this Annual Report on Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Michaels Stores, Inc.

We have audited the accompanying consolidated balance sheets of Michaels Stores, Inc. (“the Company”) as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended January 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michaels Stores, Inc. at January 30, 2010 and January 31, 2009 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 30, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Michaels Stores, Inc.’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, TX

March 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Michaels Stores, Inc.

We have audited Michaels Stores, Inc.’s (the Company) internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Michaels Stores, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting (see Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Michaels Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Michaels Stores, Inc. as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended January 30, 2010 of Michaels Stores, Inc. and our report dated March 30, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, TX

March 30, 2010

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions except share data)

	January 30, 2010	January 31, 2009
ASSETS
Current assets:
Cash and equivalents	$217	$33
Merchandise inventories	873	900
Prepaid expenses and other	72	73
Deferred income taxes	45	41
Income tax receivable	—	2
Total current assets	1,207	1,049
Property and equipment, at cost	1,257	1,214
Less accumulated depreciation	(940)	(832)
Property and equipment, net	317	382
Goodwill	94	94
Debt issuance costs, net of accumulated amortization of $56 at January 30, 2010 and $39 at January 31, 2009	70	86
Deferred income taxes	1	12
Other assets	21	2
Total non-current assets	186	194
Total assets	$1,710	$1,625

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$231	$230
Accrued liabilities and other	355	275
Current portion of long-term debt	119	173
Income taxes payable	11	2
Current liabilities - discontinued operations	1	1
Total current liabilities	717	681
Long-term debt	3,684	3,756
Other long-term liabilities	80	74
Long-term liabilities - discontinued operations	—	1
Total long-term liabilities	3,764	3,831
Total liabilities	4,481	4,512
Commitments and contingencies
Stockholders’ deficit:
Common Stock, $0.10 par value, 220,000,000 shares authorized; 118,387,229 shares issued and outstanding at January 30, 2010; 118,376,402 shares issued and outstanding at January 31, 2009	12	12
Additional paid-in capital	35	27
Accumulated deficit	(2,824)	(2,931)
Accumulated other comprehensive income	6	5
Total stockholders’ deficit	(2,771)	(2,887)
Total liabilities and stockholders’ deficit	$1,710	$1,625

See accompanying Notes to Consolidated Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Fiscal Year
	2009	2008	2007

Net sales	$3,888	$3,817	$3,862
Cost of sales and occupancy expense	2,423	2,431	2,383
Gross profit	1,465	1,386	1,479
Selling, general, and administrative expense	1,052	1,060	1,051
Transaction expenses	—	—	29
Goodwill impairment	—	—	22
Related party expenses	14	16	17
Store pre-opening costs	2	6	6
Operating income	397	304	354
Interest expense	257	302	378
Other (income) and expense, net	(17)	4	(7)
Income (loss) before income taxes and discontinued operations	157	(2)	(17)
Provision for income taxes	50	3	5
Income (loss) before discontinued operations	107	(5)	(22)
Discontinued operations loss, net of income tax benefits of $ -, $ - and $5, respectively	—	—	(10)
Net income (loss)	$107	$(5)	$(32)

See accompanying Notes to Consolidated Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Fiscal Year
	2009	2008	2007
Operating activities:
Net income (loss)	$107	$(5)	$(32)
Adjustments:
Depreciation and amortization	116	129	125
Share-based compensation	8	8	6
Impairment of discontinued operations	—	—	6
Goodwill impairment	—	—	22
Deferred financing costs amortization	17	17	17
Other	—	—	(1)
Accretion of subordinated discount notes	45	39	35
Change in fair value of interest rate cap	(10)	—	—
Changes in assets and liabilities:
Merchandise inventories	34	(67)	3
Prepaid expenses and other	(2)	3	3
Deferred income taxes and other	(4)	(24)	(19)
Accounts payable	6	5	23
Accrued interest	15	(40)	38
Accrued liabilities and other	56	(4)	8
Income taxes payable	12	5	21
Other long-term liabilities	5	(7)	13
Net cash provided by operating activities	405	59	268

Investing activities:
Additions to property and equipment	(43)	(85)	(100)
Net cash used in investing activities	(43)	(85)	(100)

Financing activities:
Borrowings on asset-based revolving credit facility	725	922	919
Payments on asset-based revolving credit facility	(873)	(871)	(1,029)
Repayments on senior secured term loan facility	(23)	(24)	(24)
Equity investment of Management	—	—	8
Repurchase of new Common Stock	—	(2)	(1)
Tax benefits from stock options	—	9	—
Payment of capital leases	—	(4)	(7)
Change in cash overdraft	(7)	—	(37)
Other	—	—	2
Net cash (used in) provided by financing activities	(178)	30	(169)

Net increase (decrease) in cash and equivalents	184	4	(1)
Cash and equivalents at beginning of period	33	29	30
Cash and equivalents at end of period	$217	$33	$29

Supplemental Cash Flow Information:
Cash paid for interest	$180	$285	$288
Cash paid for income taxes	$26	$15	$22

See accompanying Notes to Consolidated Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the Three Years Ended January 30, 2010

(In millions except share data)

					Accumulated
				Accumulated	Other
			Additional	(Deficit)/	Comprehensive
	Number of	Common	Paid-in	Retained	Income/
	Shares	Stock	Capital	Earnings	(Loss)	Total
Balance at February 3, 2007	117,973,396	$12	$—	$(2,894)	$7	$(2,875)
Comprehensive loss:
Net loss	—	—	—	(32)	—	(32)
Foreign currency translation and other	—	—	—	—	3	3
Total comprehensive loss						(29)
Share based compensation and other	—	—	5	—	—	5
Repurchase of stock	(93,333)	—	(1)	—	—	(1)
Issuance of stock	541,006	—	8	—	—	8
Balance at February 2, 2008	118,421,069	12	12	(2,926)	10	(2,892)
Comprehensive loss:
Net loss	—	—	—	(5)	—	(5)
Foreign currency translation and other	—	—	—	—	(5)	(5)
Total comprehensive loss						(10)
Share based compensation and other	—	—	7	—	—	7
Tax benefit from stock options	—	—	9	—	—	9
Repurchase of stock	(111,334)	—	(2)	—	—	(2)
Issuance of stock	66,667	—	1	—	—	1
Balance at January 31, 2009	118,376,402	12	27	(2,931)	5	(2,887)
Comprehensive income:
Net income	—	—	—	107	—	107
Foreign currency translation and other	—	—	—	—	1	1
Total comprehensive income						108
Share based compensation and other	—	—	8	—	—	8
Issuance of stock	10,827	—	—	—	—	—
Balance at January 30, 2010	118,387,229	$12	$35	$(2,824)	$6	$(2,771)

See accompanying Notes to Consolidated Financial Statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Description of Business

Michaels Stores, Inc. (together with its subsidiaries, unless the text otherwise indicates) owns and operates a chain of specialty retail stores in 49 states and Canada featuring arts, crafts, framing, floral, home, and seasonal merchandise for the hobbyist and do-it-yourself home decorator. Our wholly-owned subsidiary, Aaron Brothers, Inc., operates a chain of framing and art supply stores located in 9 states.

Fiscal Year

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. References to fiscal year mean the year in which that fiscal year began. Fiscal 2009 ended on January 30, 2010, fiscal 2008 ended on January 31, 2009, and fiscal 2007 ended on February 2, 2008. Each of these three fiscal years contained 52 weeks.

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

Foreign Currency Translation

The functional currency of our Canadian operations is the Canadian dollar. Translation adjustments result from translating our Canadian subsidiary’s financial statements into U.S. dollars. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in our Consolidated Statements of Stockholders’ (Deficit) Equity and as a part of other (income) and expense, net in our Consolidated Statements of Operations. The cumulative translation adjustment in fiscal 2009 was $6 million, net of deferred taxes of $3 million, while in fiscal 2008, the cumulative translation adjustment was $2 million, net of deferred taxes of $2 million.  In fiscal 2009 and fiscal 2007, transaction gains of $6 million and $7 million, respectively, related to foreign currency exchange rates while fiscal 2008 results include transaction losses of $4 million.

Cash and Equivalents

Cash and equivalents are comprised of highly liquid instruments with original maturities of three months or less and $17 million of credit card clearing accounts as of January 30, 2010, and January 31, 2009. Cash equivalents are carried at cost, which approximates fair value. We record interest income earned from our cash and equivalents as a component of other (income) and expense, net, in our financial statements. In fiscal 2009 and fiscal 2008, we had an immaterial amount of interest income.  Interest income was $1 million for fiscal 2007.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market, with cost determined using a weighted average method. Cost is calculated based upon the purchase order cost of an item at the time it is received by us, and also includes the cost of warehousing, handling, purchasing, and importing the inventory, as well as inbound and outbound transportation, partially offset by vendor allowances. This net inventory cost is recognized through cost of sales when the inventory is sold.  It is impracticable for us to assign specific allocated overhead costs and vendor allowances to individual units of inventory. As such, to match net inventory costs against the related revenues, we estimate the net inventory costs to be deferred and recognized each period as the inventory is sold.

Vendor allowances, which primarily represent volume rebates and cooperative advertising funds, are recorded as a reduction of the cost of the merchandise inventories and a subsequent reduction in Cost of Sales when the inventory is sold. We generally earn vendor allowances as a percentage of certain merchandise purchases with no minimum purchase requirements. Typically, our vendor allowance programs extend for a period of 12 months. We recognized vendor allowances of $133 million, or 3.4% of net sales, in fiscal 2009, $149 million, or 3.9% of net sales, in fiscal 2008, and $141 million, or 3.7% of net sales, in fiscal 2007. During the three fiscal years ended January 30, 2010, the number of vendors from which vendor allowances were received ranged from approximately 740 to 790.

We utilize perpetual inventory records to value inventory in our stores. Physical inventory counts are performed in a significant number of stores during each fiscal quarter by a third party inventory counting service, with substantially all stores open longer than one year subject to at least one count each fiscal year. We adjust our perpetual records based on the results of the physical counts.

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

Capitalized Software Costs

We capitalize certain costs related to the acquisition and development of internal use software that is expected to benefit future periods. These costs are being amortized on a straight-line basis over the estimated useful life, which is generally five years. As of January 30, 2010 and January 31, 2009, we had unamortized capitalized software costs of $42 million and $35 million, respectively.  These amounts are included in Property and equipment, net on the Consolidated Balance Sheets. Amortization of capitalized software costs totaled approximately $22 million in each of fiscal 2009 and fiscal 2007, and approximately $23 million in fiscal 2008.

Goodwill

Under the provisions of ASC 350, Intangibles—Goodwill and Other, we review goodwill for impairment each year in the fourth quarter, or more frequently if certain events occur or circumstances change. The impairment review is performed by comparing each reporting unit’s carrying value to its estimated fair value, determined through estimated discounted future cash flows and market-based methodologies. If the carrying value exceeds the estimated fair value, we determine the fair value of all assets and liabilities of the reporting unit, including the implied fair value of goodwill. If the carrying value of goodwill exceeds the implied fair value, we recognize an impairment charge equal to the difference. There are assumptions and estimates underlying the determination of fair value and any resulting impairment loss. Significant changes in these assumptions, or another estimate using different, but still reasonable, assumptions could produce different results. We have performed the required impairment tests of goodwill, and the tests have not resulted in an impairment charge in fiscal 2009 or fiscal 2008.  In connection with our annual impairment test in fiscal 2007, we recorded a goodwill impairment charge of $22 million related to our Aaron Brothers reporting unit. See Note 3 for further information.

Impairment of Long-Lived Assets

We evaluate long-lived assets, other than goodwill and assets with indefinite lives, for indicators of impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. Our evaluation compares the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss would be recognized during that period based on the estimated fair value of the assets. Our impairment analysis contains management assumptions about key store variables including sales, growth rate, gross margin, payroll and other controllable expenses. If actual results differ from these estimates, we may be exposed to additional impairment losses that may be material.

Reserve for Closed Facilities

We maintain a reserve for future rental obligations, carrying costs, and other closing costs related to closed facilities, primarily closed and relocated stores. In accordance with ASC 420, Exit or Disposal Cost Obligations, we recognize exit costs for any store closures at the time the store is closed. Such costs are recorded within the Cost of sales and occupancy expense line item on our Consolidated Statements of Operations.

The cost of closing a store or facility is calculated as the lesser of the present value of future rental obligations remaining under the lease (less estimated sublease rental income) or the lease termination fee. The determination of the reserves is dependent on our ability to make reasonable estimates of costs to be incurred post-closure and of rental income to be received from subleases. In planning our store closures, we generally try to time our exits as close to the lease termination date as possible to minimize any remaining lease obligation.

The following is a detail of account activity related to closed facilities, excluding those related to the discontinued operations of Star Decorators Wholesale (“Star”) and Recollections as discussed in Note 2:

	Fiscal Year
	2009	2008	2007
	(In millions)
Balance at beginning of fiscal year	$5	$5	$4
Additions charged to costs and expenses	4	3	4
Payment of rental obligations and other	(4)	(3)	(3)
Balance at end of fiscal year	$5	$5	$5

Insurance Liabilities

We have insurance coverage for losses in excess of self-insurance limits for medical liability, general liability and workers’ compensation claims.  Health care reserves are based on actual claims experience and an estimate of claims incurred but not reported. Reserves for general liability and worker’s compensation are determined through the use of actuarial studies. Due to the significant judgments and estimates utilized for determining these reserves, they are subject to a high degree of variability. In the event our insurance carriers are unable to pay claims submitted to them, we would record a liability for such estimated payments we expect to incur.

Revenue Recognition

Revenue from sales of our merchandise is recognized at the time of the sale, excluding revenue from the sale of custom frames, which is recognized at the time of delivery. Revenue is presented net of sales taxes collected. When calculating our deferred framing revenue, we currently estimate the length of time between the customer placing the order at the store and customer pick-up. As of January 30, 2010, January 31, 2009, and February 2, 2008, we deferred 13 days of custom framing revenue.

We allow for merchandise to be returned under most circumstances and provide a reserve for estimated returns. We use historical customer return behavior to estimate our reserve requirements. As of January 30, 2010 and January 31, 2009, our sales returns reserve was approximately $3 million.

We record a gift card liability on the date we issue the gift card to the customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. The deferred revenue associated with outstanding gift cards increased $2 million from $22 million at January 31, 2009, to $24 million as of January 30, 2010. We escheat the value of unredeemed gift cards where required by law. Any remaining liabilities not subject to escheatment are evaluated to determine whether the likelihood of the gift card being redeemed is remote (gift card breakage). We recognize gift card breakage as revenue, by applying our estimate of the rate of gift card breakage over the period of estimated performance (approximately 36 months as of the end of fiscal 2009). Our estimates of the gift card breakage rate are applied to the estimated amount of gift cards that are expected to go unused, that are not subject to escheatment, and are based on customers’ historical redemption rates and patterns, which may not be indicative of future redemption rates and patterns. We recognized revenue of approximately $2 million in each of fiscal 2009 and fiscal 2008, and approximately $3 million in fiscal 2007 related to such gift card balances.

Costs of Sales and Occupancy Expenses

Included in our costs of sales are the following:

•       purchase price of merchandise, net of vendor allowances and rebates;

•       inbound freight, inspection costs, and duties;

•       warehousing, handling, and transporting costs (including internal transfer costs such as distribution center to store freight costs) and purchasing and receiving costs; and

•       share-based compensation costs for those employees involved in preparing inventory for sale.

These costs are included in merchandise inventories and expensed as the merchandise is sold.

Included in our occupancy expenses are the following:

•       store expenses such as rent, insurance, taxes, common area maintenance, utilities, repairs and maintenance;

•       amortization of store buildings and leasehold improvements;

•       store closure costs; and

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

Advertising expenses were $167 million, $176 million, and $173 million for fiscal 2009, 2008, and 2007, respectively.

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

After conducting this assessment, the valuation allowance recorded against our deferred tax assets was $14 million and $13 million as of January 30, 2010 and January 31, 2009, respectively.  If actual results differ from estimated results or if we adjust these assumptions in the future, we may need to adjust our deferred tax assets or liabilities, which could impact our effective tax rate. Given our capital structure, we will continue to experience volatility in our effective tax rate over the near term.

Share-Based Compensation

ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements, based on their fair value, over the requisite service period. Compensation cost is based on the grant date fair value of the award and ratably recognized as an expense over the effective vesting period. We estimate the fair value of stock option awards using a Black-Scholes option value model.

Beginning with our adoption of ASC 718, we report excess tax benefits as a cash inflow in the financing section of our statement of cash flows and would record a tax deficiency, if any, as a cash outflow from operating activities. For fiscal 2009 and fiscal 2007, we did not have any tax benefits or tax deficiencies associated with share-based awards. For fiscal 2008, we reported $9 million of excess tax benefits as a cash inflow to financing activities. The fiscal 2008 benefits relate to a favorable tax settlement with the IRS regarding stock options matters from prior years.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105, Generally Accepted Accounting Principles. ASC 105 established the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The U.S. GAAP hierarchy has been modified to include two levels of GAAP: authoritative and nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ended after September 15, 2009. We have included references to authoritative accounting literature in accordance with the Codification. There are no other changes to the content of the Company’s consolidated financial statements as a result of the adoption.

In September 2006, the FASB issued ASC 820, Fair Value Measurements, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements.  ASC 820 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In November 2007, the FASB placed a one year deferral for the implementation of ASC 820 for nonfinancial assets and liabilities; however, ASC 820 became effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements.  On February 3, 2008, we adopted the provisions of ASC 820 related to financial assets and liabilities and on February 1, 2009, we adopted the provisions related to nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. These adoptions had no impact on our consolidated financial statements.   See Note 10 for further information regarding fair value measurements. Additionally, in April 2009, the FASB issued ASC 825, Interim Disclosures About Fair Value of Financial Instruments, which provides additional guidance and requires additional disclosures regarding determining and reporting fair values for certain assets and liabilities. We adopted ASC 825 in the second quarter of fiscal 2009 as reflected in Note 10.

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

In March 2008, the FASB issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities. ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. The statement also requires enhanced disclosures regarding how and why entities use derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted the new disclosure requirements of ASC 815 in the first quarter of fiscal 2009 as reflected in Note 9.

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

In accordance with ASC 360, Property, Plant, and Equipment, at the time of the announcement we performed impairment analyses for these stores.  Based on estimated future cash flows, an impairment loss for property and equipment of $6 million was recognized during the third quarter of fiscal 2007.  Also, $1 million of related severance and termination costs were recorded during the third quarter of fiscal 2007. During the fourth quarter of fiscal 2007, we recognized $4 million of lease termination costs.

The following is a detail of liability account activity related to discontinued operations:

	Fiscal Year
	2009	2008	2007
	(In millions)
Balance at beginning of fiscal year	$3	$6	$—
Additions (reductions) charged to costs and expenses	—	—	6
Payment of rental obligations and other	(2)	(3)	—
Balance at end of fiscal year	$1	$3	$6

As of the end of fiscal 2009 and fiscal 2008, we have lease termination liabilities of $1 million and $2 million, respectively. As of the end of fiscal 2007, we had liabilities of $4 million and $1 million related to lease termination costs and severance and termination costs, respectively.

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

Note 4.  Detail of Certain Balance Sheet Accounts

	January 30,	January 31,
	2010	2009
	(In millions)
Property and equipment:
Land and buildings	$2	$2
Fixtures and equipment	946	910
Leasehold improvements	309	302
	$1,257	$1,214

Accrued liabilities and other:
Salaries, bonuses, and other payroll-related costs	$155	$110
Accrued interest	48	32
Taxes, other than income and payroll	46	45
Gift certificate and gift card liability	24	22
Other	82	66
	$355	$275

Note 5.  Debt

Our debt consisted of the following for fiscal 2009 and fiscal 2008:

	Interest Rate	Fiscal 2009	Fiscal 2008
		(In millions)

Senior secured term loan	Variable	$2,274	$2,297
Senior notes	10.000%	750	750
Senior subordinated notes	11.375%	400	400
Subordinated discount notes	13.000%	377	332
Asset-based revolving credit facility	Variable	—	148
Other	5.970%	2	2
Total debt		3,803	3,929

Less current portion		119	173

Long-term debt		$3,684	$3,756

We capitalized $126 million of costs related to our issuance of various debt instruments.  We amortize these deferred financing costs over the lives of the respective debt agreements (which range from five to ten years) and record the amortization to interest expense. Our expected amortization expense pertaining to the deferred financing costs for each of the next five fiscal years and thereafter is as follows:

	2010	2011	2012	2013	2014	Thereafter
Amortization Expense	$17	$16	$14	$12	$6	$5

The aggregate amounts of scheduled maturities of our debt for the next five years and thereafter are as follows:

Fiscal Year	Amount
(In millions)
2010	$119
2011	1
2012	195
2013	1,211
2014	1,698
Thereafter	672
Total debt payments	3,896
Less unrealized interest accretion on Subordinated Discount Notes	93
Total debt balance as of January 30, 2010	$3,803

As of January 30, 2010, there were no outstanding short-term borrowings. The weighted average interest rate of our short-term borrowings as of January 31, 2009 was 2.2%.

10% Senior Notes due 2014

On October 31, 2006, we issued $750 million in principal amount of 10% Senior Notes due November 1, 2014. Interest is payable semi-annually in arrears on each May 1 and November 1, commencing on May 1, 2007. The Senior Notes are guaranteed, jointly and severally, on an unsecured senior basis, by each of our subsidiaries, other than certain immaterial subsidiaries.

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

The Senior Notes indenture contains covenants limiting, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries to:

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

11 3/8% Senior Subordinated Notes due 2016

On October 31, 2006, we issued $400 million in principal amount of 11 3/8% Senior Subordinated Notes due November 1, 2016.  Interest is payable semi-annually in arrears on each May 1 and November 1, commencing on May 1, 2007. The Senior Subordinated Notes are guaranteed, jointly and severally, on an unsecured senior subordinated basis, by each of our subsidiaries, other than certain immaterial subsidiaries.

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

13% Subordinated Discount Notes due 2016

On October 31, 2006, we issued $469 million in principal amount at maturity of 13% Subordinated Discount Notes due on November 1, 2016. No cash interest is payable on the Subordinated Discount Notes prior to November 1, 2011. Beginning on November 1, 2011, cash interest will accrue and is payable semi-annually in arrears on each May 1 and November 1 (the first cash interest payment date is May 1, 2012). The Subordinated Discount Notes are guaranteed, jointly and severally, on an unsecured subordinated basis, by each of our subsidiaries, other than certain immaterial subsidiaries.

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

As of March 27, 2010 affiliates of the Sponsors own approximately $199 million of the outstanding Subordinated Discount Notes.

Asset-based Revolving Credit Facility - Existing

On October 31, 2006, we executed a senior secured asset-based revolving credit facility with Banc of America, N.A. and other lenders (“Existing Asset-based revolving credit facility”). The Existing Asset-based revolving credit facility provides senior secured financing of up to $1.0 billion, subject to a borrowing base as described below. As of January 30, 2010 and January 31, 2009, the borrowing base was $724 million and $747 million, respectively, of which we had availability of $674 million and $554 million, respectively.  Borrowing capacity is available for letters of credit and borrowings on same-day notice. Outstanding letters of credit as of January 30, 2010 totaled $86 million, of which $50 million relate to standby letters of credit.

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

The Existing Asset-based revolving credit facility provides us with the right to request up to $200 million of additional commitments under this facility.  The lenders under this facility are not under any obligation to provide any such additional commitments, and any increase in commitments is subject to customary conditions precedent.  If we were to request any such additional commitments, and the existing lenders or new lenders were to agree to provide such commitments, the facility size could be increased to up to $1.2 billion, but our ability to borrow under this facility would still be limited by the amount of the borrowing base.

Borrowings under the Existing Asset-based revolving credit facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds effective rate plus 0.50% or (b) a LIBOR rate subject to certain adjustments, in each case plus an applicable margin. The initial applicable margin for borrowings is 0.50% for base rate borrowings and 1.50% for LIBOR borrowings. With respect to any last out tranche borrowings, the initial applicable margin is 1.50% for base rate borrowings and 2.50% for LIBOR borrowings. The applicable margin is subject to adjustment each fiscal quarter based on the excess availability under the Existing Asset-based revolving credit facility.  Swingline Loans bear interest at a rate per annum equal to the base rate plus the applicable margin.

We are required to pay a commitment fee of 0.25% per annum on the unutilized commitments under the Existing Asset-based revolving credit facility.  We must also pay customary letter of credit fees and agency fees.

If, at any time, the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Existing Asset-based revolving credit facility exceeds the lesser of (i) the commitment amount or (ii) the borrowing base, we will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount.  If the amount available under the Existing Asset-based revolving credit facility is less than $100.0 million for five consecutive business days, or a payment or bankruptcy event of default has occurred, we will be required to repay outstanding loans and cash collateralize letters of credit with the cash we are required to deposit daily in a collection account maintained with the agent under the Existing Asset-based revolving credit facility. We may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty other than customary breakage costs with respect to LIBOR loans. There is no scheduled amortization under the Existing Asset-based revolving credit facility; the principal amount of the loans outstanding is due and payable in full on October 31, 2011.

All obligations under the Existing Asset-based revolving credit facility are unconditionally guaranteed by all of our existing subsidiaries, except for Aaron Brothers Card Services, LLC and Artistree of Canada, ULC, and are required to be guaranteed by certain of our future domestic wholly-owned subsidiaries.  All obligations under the Existing Asset-based revolving credit facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of our assets and the assets of our subsidiaries, excluding Aaron Brothers Card Services, LLC and Artistree of Canada, ULC (the “Subsidiary Guarantors”), including:

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

The Existing Asset-based revolving credit facility contains a number of covenants that, among other things and subject to certain exceptions, restricts the Company’s ability and the ability of its subsidiaries to:

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

•                  consolidate or merge; and

•                  create liens.

The covenants limiting dividends and other restricted payments, investments, loans, advances and acquisitions, and prepayments or redemptions of indebtedness, each permit the restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that we must have at least $125 million of pro forma excess availability under the Existing Asset-based revolving credit facility and that we must be in pro forma compliance with the fixed charge coverage ratio described in the next paragraph.

Although the Existing Asset-based revolving credit facility does not require us to comply with any financial ratio maintenance covenants, if we have less than $75 million of excess availability under the Existing Asset-based revolving credit facility at any time, we are not permitted to borrow any additional amounts unless our pro forma Consolidated Fixed Charge Coverage Ratio (as defined in the Existing Asset-based revolving credit facility) is at least 1.1 to 1.0. The Existing Asset-based revolving credit facility also contains certain customary affirmative covenants and events of default. Moreover, our senior secured asset-based revolving credit facility provides discretion to the agent bank acting on behalf of the lenders to impose additional availability reserves, which could materially impair the amount of borrowings that would otherwise be available to us. There can be no assurance that the agent bank will not impose such reserves or, were it to do so, that the resulting impact of this action would not materially and adversely impair our liquidity.

Asset-based Revolving Credit Facility - Amended

On February 18, 2010, we entered into an agreement to amend various terms of the then existing asset-based revolving credit facility, dated as of October 31, 2006 (the “Amended Asset-based revolving credit facility”).

The Amended Asset-based revolving credit facility extended an aggregate amount of $850 million of the tranche A commitments and $50 million of the FILO (as defined below) commitments, with respect to certain lenders (the “Extending Lenders”), from October 31, 2011 to the earlier of April 15, 2014, or 45 days prior to the maturity date of any class of term loans in the Company’s senior secured term loan facility. In addition, $202 million of commitments from the other lenders under the existing asset-based revolving credit facility (the “Non-Extending Lenders”) shall terminate on October 31, 2011. Simultaneously with entering into the Amended Asset-based revolving credit facility, the Company exercised its ability to increase tranche A commitments in the aggregate amount of $152 million.

The borrowing base on the Amended Asset-based revolving credit facility equals the sum of (i) 90% of eligible credit card receivables and debit card receivables; (ii) between 85% and 87.5% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit; (iii) a percentage of eligible in-transit inventory, less certain reserves; and, (iv) the sum of an additional 5% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit plus an additional 5% of eligible credit card receivables and debit card receivables under a last out tranche (collectively, the first in last out tranche “FILO”), up to a maximum amount of $50 million.

The Amended Asset-based revolving credit facility provides us with the right to request up to $200 million of additional commitments under this facility after the maturity of the existing asset-based revolving credit facility.  The lenders under this facility are not under any obligation to provide any such additional commitments, and any increase in commitments is subject to customary conditions precedent.  If we were to request any such additional commitments, and the existing lenders or new lenders were to agree to provide such commitments, the facility size could be increased to up to $1.2 billion after the maturity of the loans with respect to Non-Extending Lenders under the existing asset-based revolving credit facility, but our ability to borrow under this facility would still be limited by the amount of the borrowing base.

With respect to the Extending Lenders, borrowings under the Amended Asset-based revolving credit facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate subject to certain adjustments plus 1.00% or (b) a LIBOR rate subject to certain adjustments, in each case plus an applicable margin.  With respect to the Non-Extending Lenders, borrowings under the Amended Asset-based revolving credit facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds effective rate plus 0.50% or (b) a LIBOR rate subject to certain adjustments, in each case plus an applicable margin.  The initial applicable margin with respect to Extending Lenders is (a) 2.50% for non-FILO base rate borrowings and 3.50% for non-FILO LIBOR borrowings and (b) 4.50% for FILO base rate borrowings and 5.50% for FILO LIBOR borrowings.  The initial applicable margin with respect to Non-Extending Lenders is 0.50% for base rate borrowings and 1.50% for LIBOR borrowings.  The applicable margin is subject to adjustment each fiscal quarter based on the excess availability under the Amended Asset-based revolving credit facility.  Same-day borrowings bear interest at a rate per annum equal to a base rate determined by reference to the highest of (a) the prime rate of Bank of America, N.A., (b) the federal funds effective rate plus 0.50% and (c) a LIBOR rate subject to certain adjustments plus 1.00%.

We are required to pay a commitment fee of 0.625% per annum on the unutilized commitments with respect to Extending Lenders and 0.25% with respect to the Non-Extending Lenders under the Amended Asset-based revolving credit facility.  We must also pay customary letter of credit fees and agency fees.

If, at any time, the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Amended Asset-based revolving credit facility exceeds the lesser of (i) the commitment amount or (ii) the borrowing base, we will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount.  If the amount available under the Amended Asset-based revolving credit facility is less than $75 million at anytime, or for five consecutive business days is less than the greater of $100 million or 15% of the lesser of the (i) borrowing base and (ii) loan cap, or if certain events of default have occurred, we will be required to repay outstanding loans and cash collateralize letters of credit with the cash we are required to deposit daily in a collection account maintained with the agent under the Amended Asset-based revolving credit facility. We may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty other than customary breakage costs with respect to LIBOR loans.

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

•                  consolidate or merge; and

•                  create liens.

The covenants limiting dividends and other restricted payments; investments, loans, advances and acquisitions; and prepayments or redemptions of indebtedness, each permit the restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that we must meet certain specified excess availability requirements and minimum consolidated fixed charge coverage ratios, to be tested on a pro forma and 12 months projected basis.

Although the Amended Asset-based revolving credit facility does not require us to comply with any financial ratio maintenance covenants, we must not permit excess availability at any time to be less than the greater of (a) $75 million and (b) 10% of the lesser of (1) the then borrowing base under the senior secured asset-based revolving credit facility or (2) the Revolving Credit Ceiling.  Excess availability under the senior secured asset-based revolving credit facility means the lesser of (a) the Revolving Credit Ceiling minus the outstanding credit extensions and (b) the then borrowing base minus the outstanding credit extensions. The Amended Asset-based revolving credit facility also contains certain customary affirmative covenants and events of default.

In the first quarter of fiscal 2010, we will record $19 million in debt issuance costs that will be amortized as interest expense over the life of the Amended Asset-based revolving credit facility in accordance with ASC 470. In addition, we will amortize $5 million of the unamortized debt issuance costs related to the Existing Asset-based revolving credit facility over the revised life, with the remaining $1 million being amortized over the original life.

Senior Secured Term Loan Facility

On October 31, 2006, we executed a $2.4 billion senior secured term loan facility (the “Senior secured term loan facility”) with Deutsche Bank A.G. New York Branch, and other lenders. The full amount was borrowed on October 31, 2006, with the balance payable on October 31, 2013.

Borrowings under the Senior secured term loan facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank and (2) the federal funds effective rate plus 0.5% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin as described below.

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

On August 20, 2009, we amended the Senior secured term loan facility to permit the issuance or incurrence of indebtedness for the purpose of the repayment of existing term loans under the Senior secured term loan facility, which new indebtedness could take the form of additional term loans under the Senior secured term loan facility or secured or unsecured bonds or other loans.

On November 5, 2009, we amended the Senior secured term loan facility to extend $1.0 billion of existing term loans (the “B-2 Term Loans”) to July 31, 2016, with the remaining $1.28 billion of existing term loans (the “B-1 Term Loans” and together with the B-2 Term Loans, the “Term Loans”) keeping the original maturity date of October 31, 2013. Additional terms of the amendment include:

•                  the applicable margins for the B-2 Term Loans will be 3.50% with respect to base rate borrowings and 4.50% with respect to LIBOR borrowings.  Further, the interest period for the B-2 LIBOR borrowings may be for three or six months. The B-2 Term Loans are subject to (i) a springing maturity date of July 31, 2014 unless we have either (x) refinanced our Senior Notes by July 30, 2014 with new indebtedness that does not mature or require any principal payments prior to 91 days after the extended maturity date of the B-2 Term Loans or (y) met a pro forma secured leverage ratio of 3.25x for the test period ending April 30, 2014; and (ii) a minimum increase in interest rates on the B-2 loans in connection with any future extensions of term loans such that any extension has an increase in effective yield in excess of 0.25%.

•                  borrowings for the B-1 Term Loans are subject to an applicable margin of 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings.

•                  the interest period for the Term Loans may be for three or six months.

•                  scheduled quarterly principal payments of approximately $3 million are required until maturity for each of the B-1 and B-2 Term Loans.

•                  any required prepayments must be allocated proportionately between the B-1 and B-2 Term Loans.

We recorded an expense of $3 million related to the amendment in accordance with ASC 470, Debt. We also recorded $1 million in debt issuance costs that will be amortized as interest expense over the life of the B-2 Term Loans. The unamortized debt issuance costs related to the Senior secured term loan facility were allocated proportionately between the Term Loans. The costs allocated to the B-2 Term Loans will be amortized over the revised life through July 31, 2014.

The Senior secured term loan facility contains a number of negative covenants that are substantially similar (but more restrictive in certain respects) to those governing the Senior Notes as well as certain other customary affirmative and negative covenants as well as events of default.

Fiscal 2009 resulted in an excess cash flow payment of approximately $118 million, which is classified as Current portion of long-term debt on the Consolidated Balance Sheets.  Under the facilities, excess cash flow payments serve to reduce future scheduled quarterly principal payments. The fiscal 2009 excess cash flow payment effectively satisfies all scheduled quarterly principal payments until maturity of the B-1 Term Loans and required payments under the B-2 Term Loans until the end of fiscal 2014.

Note 6.  Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax, is reflected in the Consolidated Balance Sheets as follows:

(in millions)	Foreign Currency Translation and Other	Derivative Instruments	Total
Balance at January 31, 2009	$1	$4	$5
Foreign currency translation adjustment	5	—	5
Reclassification of hedge instruments to earnings (1)	—	(4)	(4)
Balance at January 30, 2010	$6	$—	$6

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

Note 7.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities as of the respective year-end balance sheets are as follows:

	Deferred Tax Asset (Liability)
	January 30, 2010		January 31, 2009
	Current	Noncurrent	Current	Noncurrent
	(In millions)
Net operating loss, general business credit, foreign tax credit and alternative minimum tax credit carryforwards	$—	$22	$—	$21
Merchandise inventories	(14)	—	(7)	—
Accrued expenses	10	1	9	1
State income taxes	14	—	12	—
Vacation accrual	6	—	6	—
Share-based compensation	—	7	—	4
Deferred rent	—	15	—	15
Other deferred assets	10	1	6	4
State valuation allowance	—	(14)	—	(12)
Federal valuation allowance	—	—	—	(1)
Bonus accrual	4	—	(1)	—
Gift cards	9	—	8	—
Property and equipment	—	(23)	—	(15)
Translation adjustment	—	(1)	—	(3)
Workers compensation	16	—	17	—
Cancellation of debt income	—	(37)	—	—
Original issue discount related to cancellation of debt income	—	37	—	—
Other deferred tax liabilities	(10)	(7)	(9)	(2)
	$45	$1	$41	$12

The federal, state and international income tax provision is as follows:

	Fiscal Year
	2009	2008	2007
	(In millions)
Federal:
Current	$19	$11	$(4)
Deferred	6	(18)	(7)
Total federal income tax provision	25	(7)	(11)

State:
Current	9	9	8
Deferred	(1)	(8)	(6)
Total state income tax provision	8	1	2

International:
Current	17	13	16
Deferred	—	(4)	(2)
Total international income tax provision	17	9	14

Total income tax provision	$50	$3	$5

The reconciliation between the actual income tax provision and the income tax provision calculated by applying the federal statutory rate is as follows:

	Fiscal Year
	2009	2008	2007
	(In millions)
Income tax (benefit) provision at statutory rate	$55	$(1)	$(6)
State income taxes, net of federal income tax effect	3	(3)	(1)
Interest income from settlement of IRS audit	(1)	—	—
Non-deductible goodwill write-off	—	—	8
Non-deductible severance payments	—	2	2
Federal valuation allowance	(1)	(1)	2
State valuation allowance	2	4	3
Correction of state tax deferred liability pool	(5)	—	—
Other	(3)	2	(3)
Total income tax from continued operations	$50	$3	$5

At January 30, 2010, we had state net operating loss carryforwards to reduce future taxable income of approximately $296 million expiring at various dates between fiscal 2010 and fiscal 2030. The valuation allowance related to state operating loss carryforwards was increased to $14 million in fiscal 2009 to reserve for state operating loss carryforwards, which we believe it is more likely than not that we will be unable to realize these amounts.  Additionally, due to certainty of realization, we eliminated our valuation allowance related to foreign tax credits and reduced our valuation allowance by $1 million to zero. In fiscal 2009, we recorded a $5 million correction of a state tax deferred liability pool, which contributed to the lower effective tax rate.

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

Effective February 4, 2007, we adopted the provisions of ASC 740, Income Taxes.  In accordance with ASC 740, we recognized a cumulative-effect adjustment of $1 million to the balance of Retained Earnings.  A reconciliation of unrecognized tax benefits from the end of fiscal 2008 through the end of fiscal 2009 is as follows:

Fiscal Year 2009
(In millions)
Balance at January 31, 2009	$12

Additions based on tax positions related to the current year	1

Additions for tax positions of prior years	1

Reductions for tax positions of prior years	(1)

Settlements with taxing authorities	(2)

Balance at January 30, 2010	$11

Included in the table above is $12 million in unrecognized tax benefits, the recognition of which would impact the effective tax rate.  The amount differs from the gross unrecognized tax benefits presented in the table due to the increase in U.S. federal income taxes which would occur upon recognition of penalties and interest from uncertain tax positions, offset by the state tax benefits included therein.

Our policy continues to be to classify all income tax related interest and penalties as income tax expense.  During each of fiscal 2009, fiscal 2008, and fiscal 2007, we recognized $1 million in income tax interest and penalties.  As of January 30, 2010, and January 31, 2009, we had an accrual of $4 million for potential payment of interest and penalties.

We identified our federal tax return, Canadian tax return, and state tax returns in California, Florida, Illinois, Michigan, New York, North Carolina, Pennsylvania, and Texas as “major” tax jurisdictions.  The periods subject to examination are 2006 to present for our federal return, 2004 to present for our Canadian return, and 2005 to present for all major state returns except for California, which has a period subject to examination from 1998 to present. We do not anticipate significant changes in unrecognized tax benefits during the coming fiscal year.

Note 8.  Share-Based Compensation

The 2006 Equity Incentive Plan (“2006 Plan”) provides for the grant of share-based awards exercisable for up to 14.2 million shares of Common Stock. We plan to issue new shares of our Common Stock to satisfy share issuance upon option exercises. On June 3, 2009, the Company announced an offer to exchange certain employee stock options issued under the 2006 Plan (“Exchange Offer”) for new stock options granted on a one-for-one basis.  On July 2, 2009, employees exchanged 8.0 million outstanding stock options under the following terms:

(1) outstanding vested or unvested options to purchase shares of Common Stock that had an exercise price per share of $30.00, $37.50, $45.00 or $52.50 for an equal number of new options to purchase shares of Common Stock with an exercise price equal to $7.50 and a new five-year vesting schedule that commenced on July 2, 2009 and an eight-year term; and

(2) outstanding options that had an exercise price per share of $15.00 and $22.50 were exchanged for an equal number of new options with the same exercise price. A portion of the new options will be vested based on the period of time that the exchanged options had been held in relation to the total term of the option and have identical terms and conditions to the previously issued options, and the remaining new options have a new five-year vesting schedule that commenced on July 2, 2009 and an eight-year term.

The fair value for options granted under ASC 718, Stock Compensation, was estimated at the date of grant using the Black-Scholes option valuation model. The following assumptions were used to estimate the fair value of options granted during the year ended January 30, 2010:

	Fiscal Year
Assumptions (1)	2009	2008	2007
Risk-free interest rates (2)	2.4% - 3.3%	1.9% - 3.6%	3.4% - 5.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility rates of our Common Stock (3)	41.9% - 45.9%	31.1% - 43.6%	30.1% - 38.2%
Expected life of options (in years) (4)	5.5 - 8.0	5.5 - 7.5	5.5 - 7.5
Weighted average fair value of options granted (5)	$0.93	$4.26	$3.82

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

(5)          The Company completed its valuation based on a Black-Scholes option model, which utilized the fair value of the Company’s assets, the book value of the Company’s debt, an estimated time to a liquidity event, the asset volatility of a peer group of companies and the risk free rate. In previous years, our Common Stock valuations relied on projections of our future performance, estimates of our weighted average cost of capital, and metrics based on the performance of a peer group of similar companies, including valuation multiples and stock price volatility. However, due to the economic deterioration that occurred during fiscal 2008, the traditional approaches outlined above did not yield an answer that was considered to be representative of the fair value of the Company’s equity. As of the date of the Exchange Offer, the fair value of our Common Stock was determined to be $4.27.

As of January 30, 2010, there were 9.5 million stock option awards outstanding and up to 4.1 million shares of Common Stock remaining available for grant under the 2006 Plan. The table below sets forth a summary of stock option activity for the year ended January 30, 2010.

	Number of Shares (in millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at January 31, 2009	10.1	$26.25
Grants (1)	11.3	$15.55
Canceled/Forfeited (1)	(11.9)	$24.94
Outstanding at January 30, 2010	9.5	$15.03	7.4	$—
Vested and Exercisable at January 30, 2010	1.6	$18.75	6.1	$—

(1)          The number of options granted and canceled/forfeited includes options granted and canceled in connection with the Exchange Offer.

In addition, as of January 30, 2010, there were a total of 589,204 shares of restricted stock outstanding, of which 77,494 are vested.

The total fair value of options that vested during fiscal 2009, subsequent to the Exchange Offer, was $1 million. The total fair value of options that vested during fiscal 2008 was $6 million and there were no options that vested during fiscal 2007. There was no intrinsic value for options that vested during each of fiscal 2009, fiscal 2008 and fiscal 2007. As of January 30, 2010, there were 7.9 million nonvested options with a weighted average grant date fair value of $0.96 per share. During fiscal 2009, subsequent to the Exchange Offer, there were 1.6 million options that vested and 1.0 million options that were canceled with a weighted average grant date fair value of $0.78 and $0.96 per share, respectively.

Share-based compensation expense for each of fiscal 2009 and fiscal 2008 was $8 million, and share-based compensation expense for fiscal 2007 was $6 million. As a result of the Exchange Offer, share-based compensation expense is expected to increase by $2 million over the life of the options due to the incremental value ascribed to the new options that were issued at a lower exercise price. Share-based compensation expense for fiscal 2009 decreased by $1 million as a result of the longer vesting period of the new options compared to the vesting period of the original grants.

As of January 30, 2010, compensation cost not yet recognized related to nonvested awards totaled $18 million and is expected to be recognized over a weighted average period of 4.4 years. To the extent the actual forfeiture rate is different from what we have anticipated, share-based compensation related to these awards will be different from our expectations.

Note 9.  Derivative Instruments

We are exposed to fluctuations in interest rates on our Senior secured term loan. During the first quarter of fiscal 2009, we purchased an interest rate derivative with the objective to cap our exposure to interest rate increases on our senior secured term loan that result from fluctuations in the three-month LIBOR rate. The cap limits our interest exposure on a notional value of $2.0 billion to the lesser of the three-month LIBOR rate or 7.0%.  The term of the cap extends to the first quarter of fiscal 2015. The interest rate cap does not qualify for hedge accounting under ASC 815, Derivatives and Hedging.  The fair value of the cap as of January 30, 2010, was $18 million and is included in Other assets on the Consolidated Balance Sheet. The change in fair value of the cap for the year ended January 30, 2010, resulted in a gain of $10 million and is recorded in Other (income) and expense, net in the Consolidated Statements of Operations.

We are exposed to fluctuations in exchange rates between the US and Canadian dollar, which is the functional currency of our Canadian subsidiary. During the second quarter of fiscal 2008, we executed foreign currency forward contracts to mitigate the effects of currency fluctuations, which we designated as a cash flow hedge. The objective of the forward contracts was to hedge intercompany payments for forecasted purchases of inventory by our Canadian subsidiary, which are denominated in US dollars. The term of this cash flow hedge extended through the first quarter of fiscal 2009.

To achieve our objective and to minimize the risk of ineffectiveness, the notional values represented a portion of our Canadian subsidiary’s forecasted intercompany purchases. Hedge ineffectiveness was recorded in Other (income) and expense, net in the Consolidated Statement of Operations. For the year ended January 31, 2009, the ineffective portion of the hedge was immaterial.

For the portion of the hedge that was effective, the change in fair value of the hedge was initially recorded in Accumulated other comprehensive income in the Consolidated Statement of (Deficit) Equity. As the underlying inventory was sold to our customers, amounts were reclassified from Accumulated other comprehensive income to Cost of sales and occupancy expense in the Consolidated Statement of Operations. We also classified the cash flows from derivative instruments in prepaid and other in the Consolidated Statement of Cash Flows. The change in fair value of the hedge for the year ended January 31, 2009 was $2 million.

Note 10.  Fair Value Measurements

As defined in ASC 820, Fair Value Measurements and Disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820 establishes a three-level valuation hierarchy for fair value measurements. These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

•                  Level 1 — Quoted prices for identical instruments in active markets;

•                  Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable; and

•                  Level 3 — Instruments whose significant inputs are unobservable.

The following table presents net financial assets (liabilities) accounted for at fair value on a recurring basis as of January 30, 2010 (in millions):

	Level 1	Level 2	Level 3	Total
Interest Rate Cap	$—	$18	$—	$18

Derivatives in Level 2 are measured based on a variety of pricing factors, which include the market price of the derivative instrument available in the dealer-market, and have been corroborated with market data. See Note 9 for additional information on our derivative instruments.

The following table presents non-financial assets accounted for at fair value on a non-recurring basis as of January 30, 2010 (in millions):

	Net Carrying
	Value as of
	January 30, 2010	Level 1	Level 2	Level 3	Total Losses
Long-lived assets held for use	$3	$—	$—	$3	$3

Long-lived assets held for use consists of stores tested for impairment as a result of our impairment review. The inputs used to measure the fair value of these long-lived assets include the calculation of undiscounted store-specific cash flows using management assumptions about key store variables including sales, growth rate, gross margin, payroll and other controllable expenses. In accordance with ASC 360, long-lived assets with a carrying amount of $6 million were written down to their fair value of $3 million. Of the $3 million in impairment charges recorded in fiscal 2009, $2 million is reflected in cost of sales and occupancy expense and $1 million is reflected in selling, general and administrative expense on the Consolidated Statements of Operations. In fiscal 2008, we recorded $5 million in impairment charges for long-lived assets, of which $3 million is reflected in cost of sales and occupancy expense and $2 million is reflected in selling, general and administrative expense on the Consolidated Statements of Operations. In fiscal 2007, we had no material impairment charges related to long-lived assets.

In accordance with ASC 350, we have performed the required impairment review related to goodwill. The impairment review is performed by comparing each reporting unit’s carrying value to its estimated fair value. Our fair value assessment was based on a combination of estimated discounted future cash flows, observable earnings multiples of publicly-traded specialty retail companies, and use of earnings multiples resulting from market transactions of other specialty retail companies. Factors used in the valuation of goodwill include, but are not limited to, management’s plans for future operations, recent operating results and discounted projected future cash flows. These factors are considered Level 3 inputs within the fair value hierarchy. Based on this review, the fair value of our reporting unit was substantially greater than its carrying value.

The table below provides the carrying and fair values of our loan and notes. The fair value of these debt instruments were determined based on quoted market prices or recent trades.

	Carrying Value	Fair Value
	(In millions)
Senior secured term loan	$2,274	$2,097
Senior notes	750	756
Senior subordinated notes	400	417
Subordinated discount notes	377	313

Note 11.  Retirement Plans

We sponsor a 401(k) Savings Plan for our eligible employees and certain of our subsidiaries. Participation in the 401(k) Savings Plan is voluntary and available to any employee who is 21 years of age and has completed 500 hours of service in a six-month eligibility period. Participants may elect to contribute up to 80% of their compensation on a pre-tax basis and up to 10% on an after-tax basis. In accordance with the provisions of the 401(k) Savings Plan, we make a matching cash contribution to the account of each participant in an amount equal to 50% of the participant’s pre-tax contributions that do not exceed 6% of the participant’s considered compensation for the year. Matching contributions, and the actual earnings thereon, vest to the participants based on years of service, with 100% vesting after three years. Our matching contribution expense, net of forfeitures, was $3 million for each of fiscal 2009, 2008 and 2007.

Note 12.  Commitments and Contingencies

Commitments

We operate stores and use distribution centers, office facilities, and equipment that are generally leased under non-cancelable operating leases, the majority of which provide for renewal options. Future minimum annual rental commitments for all non-cancelable operating leases as of January 30, 2010 are as follows (in millions):

For the Fiscal Year:	Operating Leases
2010	$330
2011	298
2012	252
2013	206
2014	155
Thereafter	332
Total minimum rental commitments	$1,573

Rental expense applicable to non-cancelable operating leases was $319 million, $312 million, and $293 million, in fiscal 2009, 2008, and 2007, respectively.

As of January 30, 2010, we had commitments outstanding for purchase obligations related to merchandise inventories of approximately $40 million.

Employee Class Action Claims

Adams Claim

On April 22, 2009, 129 individuals commenced an action against the Company styled Adams, et. al. v. Michaels Stores, Inc. in the United States District Court for the Central District of California.  The Adams suit alleges that Michaels failed to pay overtime wages, provide meal and rest periods (or compensation in lieu thereof), accurately record hours worked and provide itemized employee wage statements.  The Adams suit additionally alleges that the foregoing conduct was in breach of California’s unfair competition law.  The plaintiffs seek injunctive relief, damages for unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs. A number of the individual plaintiff claims have been settled for immaterial amounts. We believe we have meritorious defenses and intend to defend the lawsuits vigorously.  We do no believe the resolution of these cases will have a material effect on our business.

McLeod Claim

On March 30, 2009, Nicole McLeod, a former Michaels employee, commenced a purported class action proceeding against Michaels Stores, Inc. on behalf of herself and current and former hourly retail employees employed in California from March 30, 2005 to the present. The McLeod suit was filed in the Superior Court of California, County of Los Angeles, and removed by the Company to the United States District Court for the Central District of California.  The McLeod suit alleges that Michaels failed to provide meal and rest periods (or compensation in lieu thereof) and failed to pay wages and/or overtime pay. The McLeod suit also alleges that this conduct was in breach of California’s unfair competition law. The plaintiffs seek injunctive relief, restitution, damages for unpaid wages, waiting time penalties, interest, and attorneys’ fees and costs.  On December 15, 2009, the Court denied certification for the class, leaving the case with one individual plaintiff.  We believe we have meritorious defenses and intend to defend the lawsuit vigorously.  We do not believe the resolution of this case will have a material effect on our business.

Tijero Claim

On February 12, 2010, the Company was served with a lawsuit filed on May 7, 2009 by Jose Tijero, a former assistant manager for Aaron Brothers as a purported class action proceeding on behalf of himself and all current and former hourly retail employees employed in California. The Tijero suit, filed  in the Superior Court of California, County of Alameda, alleges that Aaron Brothers failed to pay all wages and overtime, failed to provide its hourly employees with adequate meal and rest breaks (or compensation in lieu thereof), and accurate wage statements and alleges that the foregoing conduct was in breach of California’s unfair competition law.   The plaintiff seeks injunctive relief, compensatory damages, meal and rest break penalties, waiting time penalties, interest, and attorneys’ fees and costs.  We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We are unable to estimate a range of loss, if any, in this case.

Consumer Class Action Claims

Acevedo Claim

On March 12, 2010, Arthur Acevedo, a consumer, filed a purported class action proceeding against Aaron Brothers, Inc. in the Superior Court of California, Los Angeles County, on behalf of himself and all similarly-situated mobility impaired/wheelchair bound persons.  The suit alleges that certain of Aaron Brothers retail stores in California are not compliant with disability access non-discrimination statutes of California and the plaintiffs seek injunctive relief, statutory damages, attorneys fees and costs.  We believe we have meritorious defenses and intend to defend the lawsuit vigorously.  We are unable to estimate a range of loss, if any, in this case.

Carson Claim

On August 15, 2008, Linda Carson, a consumer, filed a purported class action proceeding against Michaels Stores, Inc. in the Superior Court of California, County of San Diego, on behalf of herself and all similarly-situated California consumers.  The Carson suit alleges that Michaels unlawfully requested and recorded personally identifiable information (i.e., her zip code) as part of a credit card transaction.  The plaintiff sought statutory penalties, costs, interest, and attorneys’ fees.  We contested certification of this claim as a class action and filed a motion to dismiss the claim. On March 9, 2009, the Court dismissed the case with prejudice.  The plaintiff appealed this decision to the California Court of Appeal for the Fourth District, San Diego, where the matter is now pending resolution. We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We are unable to estimate a range of loss, if any, in this case.

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

We have market risk exposure arising from changes in interest rates on our Senior Credit Facilities. The interest rates on our Senior Credit Facilities will reprice periodically, which will impact our earnings and cash flow. The interest rates on our Notes are fixed.  Based on our overall interest rate exposure to variable rate debt outstanding as of January 30, 2010, a 1% increase or decrease in interest rates would increase or decrease income before income taxes and discontinued operations by approximately $23 million. A 1% increase in interest rates would decrease the fair value of our long-term fixed rate debt by approximately $64 million. A 1% decrease in interest rates would increase the fair value of our long-term fixed rate debt by approximately $44 million.  A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

Note 14.  Segments and Geographic Information

We consider our Michaels and Aaron Brothers operations to be our operating segments for purposes of determining reportable segments based on the criteria of ASC 280, Segment Reporting. We determined that our Michaels and Aaron Brothers operating segments have similar economic characteristics and meet the aggregation criteria set forth in ASC 280. Therefore, we combine both operating segments into one reporting segment.

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

	Fiscal Year
	2009	2008	2007
Income (loss) before income taxes and discontinued operations	$157	$(2)	$(17)
Interest expense	257	302	378
Interest income	—	—	(1)
Depreciation and amortization	116	129	125
EBITDA	$530	$429	$485

Our sales and assets by country are as follows:

	Net Sales	Total Assets
	(in millions)
Fiscal 2009:
United States	$3,572	$1,635
Canada	316	75
Consolidated total	$3,888	$1,710

Fiscal 2008:
United States	$3,517	$1,535
Canada	300	90
Consolidated total	$3,817	$1,625

Fiscal 2007:
United States	$3,558	$1,507
Canada	304	107
Consolidated total	$3,862	$1,614

We present assets based on their physical, geographic location. Certain assets located in the United States are also used to support our Canadian operations, but we do not allocate these assets to Canada.

Note 15.  Related Party Transactions

We pay annual management fees to the Sponsors in the amount of $12 million and an annual management fee to Highfields Capital Management LP in the amount of $1 million. We recognized $14 million of expense in fiscal 2009 and fiscal 2008 related to annual management fees. In fiscal 2007, we recognized $13 million of expense related to annual management fees.

Bain Capital owns a majority equity position in an external vendor we utilize to print our circular advertisements.  Payments associated with this vendor during fiscal 2009, fiscal 2008 and fiscal 2007 were $39 million, $44 million and $46 million, respectively, and are included in selling, general and administrative expense on the Consolidated Statements of Operations.

During the third quarter of fiscal 2007, Bain Capital acquired an equity position in an external vendor we utilize for non-merchandise supplies.  Payments associated with this vendor during fiscal 2009 were approximately $1 million. Payments associated with this vendor during each of fiscal 2008 and fiscal 2007 were approximately $3 million, and are included in selling, general and administrative expense on the Consolidated Statements of Operations.

During the first quarter of fiscal 2007, The Blackstone Group acquired a majority equity position in an external vendor we utilize to count our store inventory. Payments associated with this vendor during fiscal 2009, fiscal 2008 and fiscal 2007 were $7 million, $6 million and $5 million, respectively, and are included in selling, general and administrative expense on the Consolidated Statements of Operations.

During fiscal 2008, we began utilizing an external vendor for waste management services that is partially owned by The Blackstone Group. Payments associated with this vendor during fiscal 2009 and fiscal 2008 were $7 million and $3 million, respectively, and are included in selling, general and administrative expense on the Consolidated Statements of Operations.

During the first quarter of fiscal 2008, The Blackstone Group acquired an equity position in an external vendor we utilize for all of the candy-type items in our stores.  Payments associated with this vendor during each of fiscal 2009 and fiscal 2008 were $18 million, and are recognized in cost of sales as the sales are incurred.

The Blackstone Group owns a partial equity position in an external vendor we utilize for newspaper advertisements. Payments associated with this vendor were $2 million during each of fiscal 2009, fiscal 2008, and fiscal 2007. These expenses are included in selling, general and administrative expense on the Consolidated Statements of Operations.

Our current directors are affiliates of Bain Capital or The Blackstone Group.  As such, some or all of our directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain

Capital and The Blackstone Group.  Such affiliates beneficially own approximately $199 million face amount of our Subordinated Discount Notes due 2016.

The Company periodically provides officers of Michaels Stores, Inc. and its subsidiaries the opportunity to purchase shares of our Common Stock. There were no shares sold to officers during fiscal 2009 and fiscal 2008. During fiscal 2007, the Company sold 541,006 shares to officers. Also, during fiscal 2008 and fiscal 2007, we repurchased 111,334 shares and 93,333 shares, respectively, from officers who are no longer with the Company. There have been no shares repurchased during the fiscal 2009.

In 2006, the Company entered into a Separation Agreement with each of Charles Wyly and Sam Wyly, executive officers and directors of the Company.  Under the Separation Agreements, each of Charles Wyly and Sam Wyly received a lump sum payment of $3 million in exchange for his agreement to adhere to certain non-competition, non-solicitation and confidentiality restrictions. We amortized these Separation Agreements over two years.

Note 16.  Condensed Consolidating Financial Information

All obligations of Michaels Stores, Inc. under the Senior notes, Senior subordinated notes, Subordinated discount notes, Senior secured term loan, and Asset-based revolving credit facility are guaranteed by each of our subsidiaries other than Aaron Brothers Card Services, LLC and Canada Artistree, Inc. As of January 30, 2010, the financial statements of Aaron Brothers Card Services, LLC and Artistree of Canada, ULC were immaterial. Each subsidiary guarantor is 100% owned by the parent and all guarantees are joint and several.

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

Certain prior year balance sheet amounts were reclassified to conform to the current year presentation. These reclassifications consist primarily of the presentation of deferred taxes.

Supplemental Condensed Consolidating Statement of Operations

	Fiscal Year 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$3,428	$2,233	$(1,773)	$3,888
Cost of sales and occupancy expense	2,350	1,846	(1,773)	2,423
Gross profit	1,078	387	—	1,465
Selling, general, and administrative expense	916	136	—	1,052
Related party expenses	14	—	—	14
Store pre-opening costs	2	—	—	2
Operating income	146	251	—	397
Interest expense	257	—	—	257
Other (income) and expense, net	(11)	(6)	—	(17)
Intercompany charges (income)	73	(73)	—	—
Equity in earnings of subsidiaries	330	—	(330)	—
Income before income taxes	157	330	(330)	157
Provision for income taxes	50	105	(105)	50
Net income	$107	$225	$(225)	$107

Supplemental Condensed Consolidating Statement of Operations

	Fiscal Year 2008
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$3,356	$2,206	$(1,745)	$3,817
Cost of sales and occupancy expense	2,342	1,834	(1,745)	2,431
Gross profit	1,014	372	—	1,386
Selling, general, and administrative expense	934	126	—	1,060
Related party expenses	16	—	—	16
Store pre-opening costs	6	—	—	6
Operating income	58	246	—	304
Interest expense	302	—	—	302
Other (income) and expense, net	—	4	—	4
Intercompany charges (income)	76	(76)	—	—
Equity in earnings of subsidiaries	318	—	(318)	—
(Loss) income before income taxes and	(2)	318	(318)	(2)
Provision (benefit) for income taxes	3	123	(123)	3
Net (loss) income	$(5)	$195	$(195)	$(5)

Supplemental Condensed Consolidating Statement of Operations

	Fiscal Year 2007
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Net sales	$3,383	$2,012	$(1,533)	$3,862
Cost of sales and occupancy expense	2,274	1,642	(1,533)	2,383
Gross profit	1,109	370	—	1,479
Selling, general, and administrative expense	918	133	—	1,051
Transaction expenses	29	—	—	29
Goodwill impairment	—	22	—	22
Related party expenses	17	—	—	17
Store pre-opening costs	5	1	—	6
Operating income	140	214	—	354
Interest expense	378	—	—	378
Other (income) and expense, net	(1)	(6)	—	(7)
Intercompany charges (income)	79	(79)	—	—
Equity in earnings of subsidiaries	299	—	(299)	—
(Loss) income before income taxes and discontinued operations	(17)	299	(299)	(17)
Provision (benefit) for income taxes	5	120	(120)	5
(Loss) income before discontinued operations	(22)	179	(179)	(22)
Discontinued operations loss, net of income tax	(10)	—	—	(10)
Net (loss) income	$(32)	$179	$(179)	$(32)

Supplemental Condensed Consolidating Balance Sheet

	January 30, 2010
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$207	$10	$—	$217
Merchandise inventories	599	274	—	873
Intercompany receivables	—	243	(243)	—
Other	103	14	—	117
Total current assets	909	541	(243)	$1,207
Property and equipment, net	238	79	—	317
Goodwill, net	94	—	—	94
Investment in subsidiaries	288	—	(288)	—
Other assets	90	2	—	92
Total assets	$1,619	$622	$(531)	$1,710

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$10	$221	$—	$231
Accrued liabilities and other	256	99	—	355
Current portion of long-term debt	119	—	—	119
Intercompany payable	243	—	(243)	—
Other	11	1	—	12
Total current liabilities	639	321	(243)	717
Long-term debt	3,684	—	—	3,684
Other long-term liabilities	67	13	—	80
Total stockholders’ (deficit) equity	(2,771)	288	(288)	(2,771)
Total liabilities and stockholders’ equity (deficit)	$1,619	$622	$(531)	$1,710

Supplemental Condensed Consolidating Balance Sheet

	January 31, 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$26	$7	$—	$33
Merchandise inventories	627	273	—	900
Intercompany receivables	—	396	(396)	—
Other	98	18	—	116
Total current assets	751	694	(396)	$1,049
Property and equipment, net	284	98	—	382
Goodwill, net	94	—	—	94
Investment in subsidiaries	488	—	(488)	—
Other assets	100	—	—	100
Total assets	$1,717	$792	$(884)	$1,625

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$15	$215	$—	$230
Accrued liabilities and other	200	75	—	275
Current portion of long-term debt	173	—	—	173
Intercompany payable	396	—	(396)	—
Other	3	—	—	3
Total current liabilities	787	290	(396)	681
Long-term debt	3,756	—	—	3,756
Other long-term liabilities	61	14	—	75
Total stockholders’ (deficit) equity	(2,887)	488	(488)	(2,887)
Total liabilities and stockholders’ deficit	$1,717	$792	$(884)	$1,625

Supplemental Condensed Consolidating Statement of Cash Flows

	Fiscal Year 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net cash provided by operating activities	$397	$525	$(517)	$405

Investing Activities:
Cash paid for property and equipment	(38)	(5)	—	(43)
Net cash used in investing activities	(38)	(5)	—	(43)

Financing Activities:
Net repayments of long-term debt	(171)	—	—	(171)
Intercompany dividends	—	(517)	517	—
Other financing activities	(7)	—	—	(7)
Net cash used in financing activities	(178)	(517)	517	(178)

Decrease in cash and equivalents	181	3	—	184
Beginning cash and equivalents	26	7	—	33
Ending cash and equivalents	$207	$10	$—	$217

Supplemental Condensed Consolidating Statement of Cash Flows

	Fiscal Year 2008
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net cash provided by operating activities	$47	$192	$(180)	$59

Investing activities:
Cash paid for property and equipment	(77)	(8)	—	(85)
Net cash used in investing activities	(77)	(8)	—	(85)

Financing activities:
Net borrowings of long-term debt	27	—	—	27
Intercompany dividends	—	(180)	180	—
Other financing activities	3	—	—	3
Net cash provided by (used in) financing activities	30	(180)	180	30

Increase in cash and equivalents	—	4	—	4
Beginning cash and equivalents	26	3	—	29
Ending cash and cash equivalents	$26	$7	$—	$33

Supplemental Condensed Consolidating Statement of Cash Flows

	Fiscal Year 2007
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net cash provided by operating activities	$236	$244	$(212)	$268

Investing activities:
Cash paid for property and equipment	(68)	(32)	—	(100)
Net cash used in investing activities	(68)	(32)	—	(100)

Financing activities:
Net repayments of long-term debt	(134)	—	—	(134)
Intercompany dividends	—	(212)	212	—
Other financing activities	(35)	—	—	(35)
Net cash used in financing activities	(169)	(212)	212	(169)

Decrease in cash and equivalents	(1)	—	—	(1)
Beginning cash and equivalents	27	3	—	30
Ending cash and equivalents	$26	$3	$—	$29

MICHAELS STORES, INC.

UNAUDITED SUPPLEMENTAL QUARTERLY FINANCIAL DATA

(in millions)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2009:
Net sales	$852	$807	$929	$1,300
Cost of sales and occupancy expense	537	521	582	783
Gross profit	315	286	347	517
Selling, general, and administrative expense	246	232	259	315
Operating income	64	50	84	199
Income before discontinued operations	4	2	15	86
Net income	4	2	15	86

Fiscal 2008:
Net sales	$847	$796	$906	$1,268
Cost of sales and occupancy expense	521	518	584	808
Gross profit	326	278	322	460
Selling, general, and administrative expense	272	246	247	295
Operating income	48	27	68	161
(Loss) income before discontinued operations	(20)	(30)	(20)	65
Net (loss) income	(20)	(30)	(20)	65

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

Date: March 30, 2010	MICHAELS STORES, INC.

	By:	/s/ Elaine D. Crowley
Elaine D. Crowley
Executive Vice President - Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John B. Menzer	Chief Executive Officer	March 30, 2010
John B. Menzer	(Principal Executive Officer)

/s/ Elaine D. Crowley	Executive Vice President - Chief Financial Officer	March 30, 2010
Elaine D. Crowley	(Principal Financial Officer)

/s/ Richard S. Jablonski	Vice President – Finance and Controller	March 30, 2010
Richard S. Jablonski	(Principal Accounting Officer)

/s/ Josh Bekenstein	Director	March 30, 2010
Josh Bekenstein

/s/ Michael S. Chae	Director	March 30, 2010
Michael S. Chae

/s/ Todd M. Cook	Director	March 30, 2010
Todd M. Cook

/s/ Lewis S. Klessel	Director	March 30, 2010
Lewis S. Klessel

/s/ Matthew S. Levin	Director	March 30, 2010
Matthew S. Levin

/s/ Gerry M. Murphy	Director	March 30, 2010
Gerry M. Murphy

/s/ James A. Quella	Director	March 30, 2010
James A. Quella

/s/ Peter F. Wallace	Director	March 30, 2010
Peter F. Wallace

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1

Agreement and Plan of Merger, dated as of June 30, 2006, among Bain Paste Mergerco, Inc., Blackstone Paste Mergerco, Inc., Bain Paste Finco, LLC, Blackstone Paste Finco, LLC and Michaels Stores, Inc. (previously filed as Exhibit 2.1 to Form 8-K filed by Company on July 6, 2006, SEC File No. 001-09338).

2.2

First Amendment to Agreement and Plan of Merger, dated as of September 1, 2006, among Bain Paste Mergerco, Inc., Blackstone Paste Mergerco, Inc., Bain Paste Finco, LLC, Blackstone Paste Finco, LLC and Michaels Stores, Inc. (previously filed as Exhibit 2.1 to Form 8-K filed by Company on September 5, 2006, SEC File No. 001-09338).

3.1	Amended and Restated Certificate of Incorporation of Michaels Stores, Inc. (previously filed as Exhibit 3.1 to Form 10-K filed by Company on May 3, 2007, SEC File No. 001-09338).

3.2	Amended and Restated Bylaws of Michaels Stores, Inc. (previously filed as Exhibit 3.2 to Form 8-K filed by Company on November 6, 2006, SEC File No. 001-09338).

4.1

Senior Indenture, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 4.1 to Form 10-Q filed by Company on December 7, 2006, SEC File No. 001-09338).

4.2

Senior Subordinated Indenture, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 4.2 to Form 10-Q filed by Company on December 7, 2006, SEC File No. 001-09338).

4.3

Subordinated Discount Indenture, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 4.3 to Form 10-Q filed by Company on December 7, 2006, SEC File No. 001-09338).

4.4

Registration Rights Agreement, dated as of October 31, 2006, among Michaels Stores, Inc. and certain stockholders thereof (previously filed as Exhibit 4.7 to Form 10-Q filed by Company on December 7, 2006, SEC File No. 001-09338).

10.1	Michaels Stores, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to Form 8-K filed by Company on February 21, 2007, SEC File No. 001-09338).*

10.2	Form of Stock Option Agreement under the Michaels Stores, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.2 to Form 8-K filed by Company on February 21, 2007, SEC File No. 001-09338).*

10.3

Amended form of Stock Option Agreement under Michaels Stores, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to Form 10-Q filed by Company on September 4, 2009, SEC File No. 001-09338).*

10.4

Form of Restricted Stock Award Agreement under the Michaels Stores, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.3 to Form 10-Q filed by the Company on June 6, 2008, SEC File No. 001-09338).*

10.5	Form of Fiscal Year 2010 Bonus Plan for Executive Officers.*

10.6	Employment Agreement, dated June 4, 2007, between Michaels Stores, Inc. and Brian C. Cornell (previously filed as Exhibit 10.2 to Form 10-Q filed by Company on June 11, 2007, SEC File No. 001-09338).*

10.7	Employment Agreement, dated March 6, 2009, between Michaels Stores, Inc. and John B. Menzer (previously filed as Exhibit 10.1 to Form 10-Q filed by Company on June 5, 2009, SEC File No. 001-09338).*

10.8	Amendment to Employment Agreement, dated June 2, 2009, between Michaels Stores, Inc. and John B. Menzer

(previously filed as Exhibit 10.2 to Form 10-Q filed by Company on June 5, 2009, SEC File No. 001-09338).*

10.9	Letter Agreement, dated February 10, 2009, between Michaels Stores Inc. and Philo T. Pappas (previously filed as Exhibit 10.5 to Form 10-Q filed by Company on June 5, 2009, SEC File No. 001-09338).*

10.10

Restricted Stock Award Agreement, dated June 4, 2007, between Michaels Stores, Inc. and Brian C. Cornell (previously filed as Exhibit 10.4 to Form 10-Q filed by Company on June 11, 2007, SEC File No. 001-09338).*

10.11

Stock Option Agreement, dated June 4, 2007, between Michaels Stores, Inc. and Brian C. Cornell (previously filed as Exhibit 10.5 to Form 10-Q filed by Company on June 11, 2007, SEC File No. 001-09338).*

10.12

Restricted Stock Award Agreement, dated June 2, 2009, between Michaels Stores, Inc. and John B. Menzer (previously filed as Exhibit 10.3 to Form 10-Q filed by Company on June 5, 2009, SEC File No. 001-09338).*

10.13	Stock Option Agreement, dated June 2, 2009, between Michaels Stores Inc. and John B. Menzer (previously filed as Exhibit 10.4 to Form 10-Q filed by Company on June 5, 2009, SEC File No. 001-09338).*

10.14

Stockholders Agreement, dated as of October 31, 2006, among Michaels Stores, Inc. and certain stockholders thereof (previously filed as Exhibit 10.1 to Form 10-Q filed by Company on December 7, 2006, SEC File No. 001-09338).

10.15

Amended and Restated Stockholders Agreement, dated as of February 16, 2007, among Michaels Stores, Inc. and certain stockholders thereof (previously filed as Exhibit 10.23 to Form 10-K filed by Company on May 3, 2007, SEC File No. 001-09338).

10.16

Management Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Bain Capital Partners, LLC and Blackstone Management Partners V LLC (previously filed as Exhibit 10.2 to Form 10-Q filed by Company on December 7, 2006, SEC File No. 001-09338).*

10.17

Management Agreement, dated as of October 31, 2006, between Michaels Stores, Inc. and Highfields Capital Management LP (previously filed as Exhibit 10.3 to Form 10-Q filed by Company on December 7, 2006, SEC File No. 001-09338).*

10.18	Michaels Stores, Inc. Amended Officer Severance Pay Plan (previously filed as Exhibit 10.17 to Form 10-K filed by Company on April 2, 2009, SEC File No. 001-09338).*

10.19

Separation Agreement, dated October 31, 2006, between Charles J. Wyly, Jr. and Michaels Stores, Inc. (previously filed as Exhibit 10.27 to Form 10-K filed by Company on May 3, 2007, SEC File No. 001-09338).*

10.20	Separation Agreement, dated October 31, 2006, between Sam Wyly and Michaels Stores, Inc. (previously filed as Exhibit 10.28 to Form 10-K filed by Company on May 3, 2007, SEC File No. 001-09338).*

10.21

Form of Director Indemnification Agreement between Michaels Stores, Inc. and certain directors thereof (previously filed as Exhibit 10.36 to Form 10-K filed by Company on March 30, 2006, SEC File No. 001-09338).

10.22

Form of Officer Indemnification Agreement between Michaels Stores, Inc. and certain officers thereof (previously filed as Exhibit 10.37 to Form 10-K filed by Company on March 30, 2006, SEC File No. 001-09338).

10.23

Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., as lead borrower, the facility guarantors named therein, Bank of America, N.A., as administrative agent and collateral agent, Deutsche Bank Securities Inc., as syndication agent, Credit Suisse, JPMorgan Chase Bank, N.A., Wells Fargo Retail Finance, LLC, as co-documentation agents, the lenders named therein, and Banc of America Securities LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint bookrunners (previously filed as Exhibit 10.4 to Form 10-Q filed by Company on December 7, 2006, SEC File No. 001-09338).

10.24

Amended and Restated Credit Agreement, dated as of February 18, 2010, among Michaels Stores, Inc., as lead borrower, the borrowers named therein, the facility guarantors named therein, Bank of America, N.A., as administrative agent and collateral agent, the lenders party thereto (collectively, the “Lenders”), Wells Fargo Retail Finance, LLC, as syndication agent, Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A. and Credit Suisse, as co-documentation agents, General Electric Capital Corporation, UBS Securities LLC and RBS Business Capital, as senior managing agents, Banc of America Securities LLC, Wells Fargo Retail Finance, LLC and Deutsche Bank Securities Inc., as joint lead arrangers, and

Banc of America Securities LLC, Wells Fargo Retail Finance, LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Credit Suisse, as joint book runners (previously filed as Exhibit 10.1 to Form 8-K filed by Company on February 19, 2010, SEC File No. 001-09338).

10.25

Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other lenders named therein, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A. and Credit Suisse, as co-documentation agents, and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.5 to Form 10-Q filed by Company on December 7, 2006, SEC File No. 001-09338).

10.26

First Amendment to Credit Agreement, dated as of January 19, 2007, to the Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other lenders named therein, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A. and Credit Suisse, as co-documentation agents, and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.1 to Form 8-K filed by Company on January 25, 2007, SEC File No. 001-09338).

10.27

Second Amendment to Credit Agreement, dated as of May 10, 2007, to the Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other lenders named therein, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A. and Credit Suisse, as co-documentation agents, and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.1 to Form 8-K filed by Company on May 11, 2007, SEC File No. 001-09338).

10.28

Third Amendment to Credit Agreement, dated as of August 20, 2009, to the Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other lenders named therein, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A. and Credit Suisse, as co-documentation agents, and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.3 to Form 10-Q filed by Company on September 4, 2009, SEC File No. 001-09338).

10.29

Fourth Amendment to Credit Agreement, dated as of November 5, 2009, to the Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other lenders named therein, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A. and Credit Suisse, as co-documentation agents, and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.1 to Form 8-K filed by Company on November 5, 2009 SEC File No. 001-09338).

10.30

Master Services Agreement, dated as of January 16, 2009, by and between Michaels Stores, Inc. and Tata America International Corporation (previously filed as Exhibit 10.29 to Form 10-K filed by Company on April 2, 2009, SEC File No. 001-09338).

10.31	Michaels Stores, Inc. Employees 401(k) Plan, effective March 1, 2009 (previously filed as Exhibit 10.30 to Form 10-K filed by Company on April 2, 2009, SEC File No. 001-09338).*

21.1	Subsidiaries of Michaels Stores, Inc. (previously filed as Exhibit 21.1 to Form 10-K filed by Company on April 11, 2005, SEC File No. 001-09338).

31.1	Certifications of John B. Menzer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Elaine D. Crowley pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*  Management contract or compensatory plan or arrangement.