Form 10-Q
period 2010-05-01
MICHAELS STORES INC
filed 2010-05-28
CIK 740670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2010

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

As of May 24, 2010, 118,898,939 shares of the Registrant’s Common Stock were outstanding.

*The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

MICHAELS STORES, INC.

FORM 10-Q

MICHAELS STORES, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	May 1,	January 30,	May 2,
	2010	2010	2009
ASSETS
Current assets:
Cash and equivalents	$79	$217	$32
Merchandise inventories	866	873	890
Prepaid expenses and other	69	72	71
Deferred income taxes	42	45	41
Income tax receivable	10	—	12
Total current assets	1,066	1,207	1,046
Property and equipment, at cost	1,260	1,257	1,222
Less accumulated depreciation	(960)	(940)	(859)
Property and equipment, net	300	317	363
Goodwill	94	94	94
Debt issuance costs, net of accumulated amortization of $61, $56, and $43, respectively	84	70	82
Deferred income taxes	8	1	13
Other assets	11	21	15
Total non-current assets	197	186	204
Total assets	$1,563	$1,710	$1,613

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$196	$231	$213
Accrued liabilities and other	338	355	249
Current portion of long-term debt	—	119	196
Income taxes payable	3	11	—
Current liabilities - discontinued operations	1	1	1
Total current liabilities	538	717	659
Long-term debt	3,695	3,684	3,761
Deferred income taxes	3	—	—
Other long-term liabilities	83	80	74
Total long-term liabilities	3,781	3,764	3,835
	4,319	4,481	4,494
Commitments and contingencies
Stockholders’ deficit:
Common Stock, $0.10 par value, 220,000,000 shares authorized; 118,389,571 shares issued and outstanding at May 1, 2010; 118,387,229 shares issued and outstanding at January 30, 2010; 118,376,402 shares issued and outstanding at May 2, 2009	12	12	12
Additional paid-in capital	37	35	30
Accumulated deficit	(2,812)	(2,824)	(2,927)
Accumulated other comprehensive income	7	6	4
Total stockholders’ deficit	(2,756)	(2,771)	(2,881)
Total liabilities and stockholders’ deficit	$1,563	$1,710	$1,613

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)
(Unaudited)

	Quarter Ended
	May 1,	May 2,
	2010	2009
Net sales	$901	$852
Cost of sales and occupancy expense	547	537
Gross profit	354	315
Selling, general, and administrative expense	245	246
Related party expenses	3	4
Store pre-opening costs	1	1
Operating income	105	64
Interest expense	68	63
Other (income) and expense, net	7	(6)
Income before income taxes	30	7
Provision for income taxes	17	3
Net income	$13	$4

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Quarter Ended
	May 1,	May 2,
	2010	2009
Operating activities:
Net income	$13	$4
Adjustments:
Depreciation and amortization	26	30
Share-based compensation	2	2
Deferred financing costs amortization	5	4
Accretion of subordinated discount notes	12	11
Change in fair value of interest rate cap	10	(4)
Changes in assets and liabilities:
Merchandise inventories	10	10
Prepaid expenses and other	2	1
Deferred income taxes and other	—	(9)
Accounts payable	(24)	(9)
Accrued interest	26	(30)
Accrued liabilities and other	(39)	5
Income taxes receivable	(19)	(13)
Other long-term liabilities	3	—
Net cash provided by operating activities	27	2

Investing activities:
Additions to property and equipment	(14)	(11)
Net cash used in investing activities	(14)	(11)

Financing activities:
Borrowings on asset-based revolving credit facility	—	236
Payments on asset-based revolving credit facility	—	(212)
Repayments on senior secured term loan facility	(118)	(6)
Payment of debt issuance costs	(19)	—
Change in cash overdraft	(13)	(10)
Other	(1)	—
Net cash (used in) provided by financing activities	(151)	8

Decrease in cash and equivalents	(138)	(1)
Cash and equivalents at beginning of period	217	33
Cash and equivalents at end of period	$79	$32

Supplemental Cash Flow Information:
Cash paid for interest	$24	$78
Cash paid for income taxes	$32	$14

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended May 1, 2010
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

The balance sheet at January 30, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

In the opinion of management, all adjustments (consisting of normal recurring accruals and other items, as disclosed) considered necessary for a fair presentation have been included.

Because of the seasonal nature of our business, the results of operations for the quarter ended May 1, 2010 are not indicative of the results to be expected for the entire year.

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. All references herein to “fiscal 2010” relate to the 52 weeks ending January 29, 2011, and all references to “fiscal 2009” relate to the 52 weeks ended January 30, 2010. In addition, all references herein to “the first quarter of fiscal 2010” relate to the 13 weeks ended May 1, 2010, and all references to “the first quarter of fiscal 2009” relate to the 13 weeks ended May 2, 2009.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures About Fair Value Measurements” an amendment to Accounting Standards Codification (“ASC”) topic 820, “Fair Value Measurements and Disclosures.” ASU 2010-06 expands disclosure requirements related to fair value measurements including (i) separately disclosing the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describing the reasons for the transfers and (ii) presenting separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. We adopted all requirements of ASU 2010-06 related to significant transfers in and out of Level 1 and Level 2 fair value measurements on January 31, 2010, with no material impact on our consolidated financial statements. See Note 6 for further information regarding fair value measurements. We will adopt the new disclosure requirements related to the Level 3 activity on January 30, 2011, with no material impact expected on our consolidated financial statements.

Note 2.  Share-Based Compensation

The 2006 Equity Incentive Plan (“2006 Plan”) provides for the grant of share-based awards exercisable for up to 14.2 million shares of Common Stock. As of May 1, 2010, there were 9.4 million stock option awards outstanding. In addition, there were a total of 589,204 shares of restricted stock outstanding under the 2006 Plan, of which 79,836 are vested. 4.2 million shares of Common Stock remain available for grant under the 2006 Plan. The table below sets forth a summary of stock option activity for the quarter ended May 1, 2010:

Quarter Ended
May 1, 2010
(in millions)

Outstanding at beginning of period	9.5
Grants	—
Canceled/Forfeited	(0.1)
Outstanding at end of period	9.4

Generally, awards granted under the 2006 Plan vest ratably over five years and expire eight years from the grant date. The exercise prices of the options ranged from $7.50 per share to $22.50 per share, as determined by the Board of Directors. Share-based compensation expense associated with the stock options and the restricted stock was approximately $2 million for the first quarter of each of fiscal 2010 and fiscal 2009.

Note 3.  Debt

Our outstanding debt is detailed in the table below.  We were in compliance with the terms and conditions of all debt agreements for all periods presented.

	May 1, 2010	January 30, 2010	May 2, 2009
	(in millions)

Senior secured term loan	$2,156	$2,274	$2,291
Senior notes	750	750	750
Senior subordinated notes	400	400	400
Subordinated discount notes	389	377	343
Asset-based revolving credit facility	—	—	173
Other	—	2	—

Total debt	3,695	3,803	3,957

Less current portion	—	119	196

Long-term debt	$3,695	$3,684	$3,761

Asset-based revolving credit facility

On February 18, 2010, we entered into an agreement to amend and restate various terms of the then existing asset-based revolving credit facility dated as of October 31, 2006 (the “Amended Asset-based revolving credit facility”).

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

The Amended Asset-based revolving credit facility provides us with the right to request up to $200 million of additional commitments under this facility after the maturity of the existing asset-based revolving credit facility on October 31, 2011.  The lenders under this facility are not under any obligation to provide any such additional commitments, and any increase in commitments is subject to customary conditions precedent.  If we were to request any such additional commitments, and the existing lenders or new lenders were to agree to provide such commitments, the facility size under the Amended Asset-based revolving credit facility could be increased to up to $1.2 billion after the maturity of the loans with respect to Non-Extending Lenders. However, our ability to borrow under this facility would still be limited by the amount of the borrowing base.

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

We are required to pay a commitment fee of 0.625% per annum on the unutilized commitments with respect to Extending Lenders and 0.25% with respect to Non-Extending Lenders under the Amended Asset-based revolving credit facility.  We must also pay customary letter of credit fees and agency fees.

If, at any time, the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Amended Asset-based revolving credit facility exceeds the lesser of (i) the commitment amount or (ii) the borrowing base, we will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount.  If the amount available under the Amended Asset-based revolving credit facility is less than $75 million at any time, or for five consecutive business days is less than the greater of $100 million and 15% of the lesser of the (i) then borrowing base and (ii) Revolving Credit Ceiling (as defined below), or if certain events of default have occurred, we will be required to repay outstanding loans and cash collateralize letters of credit with the cash we are required to deposit daily in a collection account maintained with the agent under the Amended Asset-based revolving credit facility. We may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty other than customary breakage costs with respect to LIBOR loans.

Although the Amended Asset-based revolving credit facility does not require us to comply with any financial ratio maintenance, it does contain a number of covenants that, among other things and subject to certain exceptions, restricts the Company’s ability and the ability of its subsidiaries to:

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

•                  consolidate or merge; and

•                  create liens.

The covenants limiting dividends and other restricted payments; investments, loans, advances and acquisitions; and prepayments or redemptions of indebtedness, each permit the restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that we must meet certain specified excess availability requirements and minimum consolidated fixed charge coverage ratios, to be tested on a pro forma and 12 months projected basis. Adjusted EBITDA is used in the calculation of the consolidated fixed charge coverage ratios.

We must not permit excess availability at any time to be less than the greater of (a) $75 million and (b) 10% of the lesser of (1) the then borrowing base under the Amended Asset-based revolving credit facility or (2) $1.102 million (as reduced or increased in accordance with the terms of the Amended Asset-based credit facility, the “Revolving Credit Ceiling”).  Excess availability under the senior secured asset-based revolving credit facility means the lesser of (a) the Revolving Credit Ceiling minus the outstanding credit extensions and (b) the then borrowing base minus the outstanding credit extensions. The Amended Asset-based revolving credit facility also contains certain customary affirmative covenants and events of default.

In the first quarter of fiscal 2010, we recorded $19 million in debt issuance costs related to the amendment to the asset-based revolving credit facility that will be amortized as interest expense over the life of the Amended Asset-based revolving credit facility in accordance with ASC 470, Debt. In addition, we will amortize $5 million of the unamortized debt issuance costs related to the asset-based revolving credit facility over the revised life, with the remaining $1 million being amortized over the original life.

As of May 1, 2010, the borrowing base was $697 million, of which we had no outstanding borrowings, $46 million of outstanding letters of credit, and $651 million of excess availability.

Senior secured term loan facility

Borrowings under our senior secured term loan facility, which we entered into on October 31, 2006, with Deutsche Bank A.G. New York Branch (“Deutsche Bank”) and other lenders, (the “Senior secured term loan facility”) bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank and (2) the federal funds effective rate plus 0.5% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin as described below.

On November 5, 2009, we amended the Senior secured term loan facility to extend $1.0 billion of existing term loans (the “B-2 Term Loans”) to July 31, 2016, with the remaining $1.28 billion of existing term loans (the “B-1 Term Loans” and together with the B-2 Term Loans, the “Term Loans”) keeping the original maturity date of October 31, 2013. The B-2 Term Loans are subject to (i) a springing maturity date of July 31, 2014 unless we have either (x) refinanced our Senior Notes by July 30, 2014 with new indebtedness that does not mature or require any principal payments prior to 91 days after the extended maturity date of the B-2 Term Loans or (y) met a pro forma secured leverage ratio of 3.25x for the test period ending April 30, 2014; and (ii) a minimum increase in interest rates on the B-2 loans in connection with any future extensions of term loans such that any extension has an increase in effective yield in excess of 0.25%As of May 1, 2010, the applicable margin for the B-1 and B-2 Term Loans was 1.25% and 3.50%, respectively, with respect to base rate borrowings and 2.25% and 4.50%, respectively, with respect to LIBOR borrowings.

The Senior secured term loan facility requires us to prepay outstanding loans to the extent we have excess cash, as fully described in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010. Under the facilities, excess cash flow payments serve to reduce future scheduled quarterly principal payments. The fiscal 2009 excess cash flow payment effectively satisfies all scheduled quarterly principal payments until maturity of the B-1 Term Loans and required payments under the B-2 Term Loans until the end of fiscal 2014.

Note 4.  Comprehensive Income

Our comprehensive income, net of related tax, is as follows:

	Quarter Ended
	May 1, 2010	May 2, 2009
	(in millions)

Net income	$13	$4
Other comprehensive income (loss):
Derivative loss	—	(1)
Foreign currency translation adjustment and other	1	1
Comprehensive income	$14	$4

Accumulated other comprehensive income, net of tax, is reflected in the Consolidated Balance Sheets as follows:

(in millions)	Foreign Currency Translation and Other
Balance at January 30, 2010	$6
Foreign currency translation adjustment	1
Balance at May 1, 2010	$7

Note 5.  Derivative Instruments

We are exposed to fluctuations in interest rates on our Senior secured term loan. During the first quarter of fiscal 2009, we purchased an interest rate derivative with the objective to cap our exposure to interest rate increases on our senior secured term loan that result from fluctuations in the three-month LIBOR rate. The cap limits our interest exposure on a notional value of $2.0 billion to the lesser of the three-month LIBOR rate or 7.0%.  The term of the cap extends to the first quarter of fiscal 2015. The interest rate cap does not qualify for hedge accounting under ASC 815, Derivatives and Hedging. The fair value of the cap as of May 1, 2010 was $8 million and is included in Other assets on the Consolidated Balance Sheet. The change in fair value of the cap for the quarter ended May 1, 2010, resulted in a loss of $10 million and is recorded in Other (income) and expense, net in the Consolidated Statement of Operations.

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

For the portion of the hedge that was effective, the change in fair value of the hedge was initially recorded in Accumulated other comprehensive income. As the underlying inventory was sold to our customers, amounts were reclassified from Accumulated other comprehensive income to Cost of sales and occupancy expense. During the first quarter of fiscal 2009, we reclassified $2 million from Accumulated other comprehensive income into Cost of sales and occupancy expense. An immaterial amount was recognized in Accumulated other comprehensive income during the first quarter of fiscal 2009 related to the effective portion of the hedge.

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

•                  Level 3 — Instruments whose significant inputs are unobservable.

The following table presents net financial assets (liabilities) accounted for at fair value on a recurring basis as of May 1, 2010 (in millions):

	Level 1	Level 2	Level 3	Total
Interest Rate Cap	$—	$8	$—	$8

The interest rate cap is measured using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  The fair value of the interest rate cap is determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. See Note 5 for additional information on our derivative instruments.

We generally apply fair value techniques on a non-recurring basis associated for the establishment of potential impairment loss related to goodwill pursuant to ASC 350, Intangibles—Goodwill and Other and determining the fair value of long-lived assets pursuant to ASC 360, Property, Plant, and Equipment. During the first quarter of fiscal 2010, there were no events or changes in circumstances indicating the carry amounts of our long-lived assets may not be recoverable.

The table below provides the carrying and fair values of our loan and notes. The fair value of these debt instruments were determined based on quoted market prices or recent trades.

	Carrying Value	Fair Value
	(in millions)
Senior secured term loan	$2,156	$2,090
Senior notes	750	795
Senior subordinated notes	400	436
Subordinated discount notes	389	362

Note 7.  Income Taxes

Our effective income tax rate for the first quarter of fiscal 2010 was 57.9% compared to 40.5% for the first quarter of fiscal 2009. During the first quarter of fiscal 2010, we recorded a correction to our federal deferred tax liability relating to state income taxes which unfavorably impacted our first quarter effective income tax rate by 16.5%. We currently estimate our annualized effective tax rate for fiscal 2010 to be 41%, including a 2.7% unfavorable impact from the deferred tax liability correction recorded during the first quarter.

Note 8.  Commitments and Contingencies

We are involved in ongoing legal and regulatory proceedings.  Other than those described in the following paragraphs, there were no material changes to our disclosures of commitments and contingencies from our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Consumer Class Action Claims

Rattray Claim

On April 9, 2010, Ross Rattray, a consumer, filed a purported class action proceeding against Michaels Stores, Inc. in the Superior Court of California, County of San Diego, on behalf of himself and all similarly-situated California consumers.  The Rattray suit alleges causes of action for unlawful and unfair business practices and false advertising under the California Business and Professions Code, and a violation of the Consumer Legal Remedies Act, for misrepresentation that Michaels gift cards are not redeemable for cash and for failure to disclose that the plaintiff could redeem the unused cash balance on a gift card when the value fell below $10.00.  The plaintiff seeks injunctive relief, restitution, punitive damages, costs, interest, and attorneys’ fees.  We believe we have meritorious defenses and intend to defend the lawsuit vigorously.  We are unable to estimate a range of loss, if any, in this case.

Note 9.  Segments and Geographic Information

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

Our chief operating decision makers evaluate historical operating performance, plan and forecast future periods’ operating performance based on earnings before interest, income taxes, depreciation and amortization (“EBITDA”). We believe EBITDA represents the financial measure that more closely reflects the operating effectiveness of factors over which management has control. As such, an element of base incentive compensation targets for certain management personnel are based on EBITDA. A reconciliation of EBITDA to income before income taxes is presented below.

	Quarter Ended
	May 1, 2010	May 2, 2009
	(in millions)

Income before income taxes	$30	$7
Interest expense	68	63
Depreciation and amortization	26	30
EBITDA	$124	$100

Our sales and assets by country are as follows:

	Quarter Ended
	May 1, 2010	May 2, 2009
	(in millions)
Net Sales:
United States	$825	$792
Canada	76	60
Consolidated Total	$901	$852

Total Assets:
United States	$1,480	$1,522
Canada	83	91
Consolidated Total	$1,563	$1,613

We present assets based on their physical, geographic location.  Certain assets located in the United States are also used to support our Canadian operations, but we do not allocate these assets to Canada.

Note 10.  Related Party Transactions

We pay annual management fees to Bain Capital Partners, LLC and The Blackstone Group (collectively, together with their applicable affiliates, the “Sponsors”) and Highfields Capital Management LP in the amount of $12 million and $1 million, respectively. We recognized $3 million and $4 million of expense related to annual management fees during the first quarter of fiscal 2010 and fiscal 2009, respectively. These expenses are included in related party expenses on the Consolidated Statements of Operations.

Bain Capital owns a majority equity position in an external vendor we utilize to print our circular advertisements.  Payments associated with this vendor during the first quarter of fiscal 2010 and fiscal 2009 were $9 million and $8 million, respectively.  These expenses are included in selling, general and administrative expense on the Consolidated Statements of Operations.

Bain Capital owns an equity position in an external vendor we utilized for non-merchandise supplies.  Payments associated with this vendor during the first quarter of fiscal 2009 were $1 million.  These expenses are included in selling, general and administrative expense on the Consolidated Statements of Operations.

The Blackstone Group owns a majority equity position in an external vendor we utilize to count our store inventory. Payments associated with this vendor during the first quarter of each of fiscal 2010 and fiscal 2009 were $2 million.  These expenses are included in selling, general and administrative expense on the Consolidated Statements of Operations.

The Blackstone Group owns an equity position in an external vendor we utilize for waste management services. Payments associated with this vendor during the first quarter of fiscal 2010 and fiscal 2009 were $1 million and $2 million, respectively. These expenses are included in selling, general and administrative expense on the Consolidated Statements of Operations.

The Blackstone Group owns an equity position in an external vendor we utilize for all of the candy-type items in our stores.  Payments associated with this vendor during the first quarter of fiscal 2010 and fiscal 2009 were $4 million and $3 million, respectively. These expenses are recognized in cost of sales as the sales are recorded.

Our current directors are affiliates of Bain Capital or The Blackstone Group.  As such, some or all of our directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain Capital and The Blackstone Group.  During the first quarter of fiscal 2010, such affiliates sold approximately $199 million face amount of our Subordinated Discount Notes due 2016. As of May 1, 2010, such affiliates did not hold any of our debt securities.

Note 11.  Condensed Consolidating Financial Information

All obligations of Michaels Stores, Inc. under the Senior notes, Senior subordinated notes, Subordinated discount notes, Senior secured term loan, and Amended asset-based revolving credit facility are guaranteed by each of our subsidiaries other than Aaron Brothers Card Services, LLC and Artistree of Canada, ULC. As of May 1, 2010, the financial statements of Aaron Brothers Card Services, LLC and Artistree of Canada, ULC were immaterial. Each subsidiary guarantor is 100% owned by the parent and all guarantees are joint and several.

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

Supplemental Condensed Consolidating Balance Sheet

	May 1, 2010
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$66	$13	$—	$79
Merchandise inventories	584	282	—	866
Intercompany receivables	—	314	(314)	—
Other	103	18	—	121
Total current assets	753	627	(314)	1,066
Property and equipment, net	227	73	—	300
Goodwill, net	94	—	—	94
Investment in subsidiaries	417	—	(417)	—
Other assets	102	1	—	103
Total assets	$1,593	$701	$(731)	$1,563

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$13	$183	$—	$196
Accrued liabilities and other	249	89	—	338
Current portion of long-term debt	—	—	—	—
Intercompany payable	314	—	(314)	—
Other	4	—	—	4
Total current liabilities	580	272	(314)	538
Long-term debt	3,695	—	—	3,695
Other long-term liabilities	74	12	—	86
Total stockholders’ (deficit) equity	(2,756)	417	(417)	(2,756)
Total liabilities and stockholders’ (deficit) equity	$1,593	$701	$(731)	$1,563

Supplemental Condensed Consolidating Balance Sheet

	January 30, 2010
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$207	$10	$—	$217
Merchandise inventories	599	274	—	873
Intercompany receivables	—	243	(243)	—
Other	103	14	—	117
Total current assets	909	541	(243)	1,207
Property and equipment, net	238	79	—	317
Goodwill, net	94	—	—	94
Investment in subsidiaries	288	—	(288)	—
Other assets	90	2	—	92
Total assets	$1,619	$622	$(531)	$1,710

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$10	$221	$—	$231
Accrued liabilities and other	256	99	—	355
Current portion of long-term debt	119	—	—	119
Intercompany payable	243	—	(243)	—
Other	11	1	—	12
Total current liabilities	639	321	(243)	717
Long-term debt	3,684	—	—	3,684
Other long-term liabilities	67	13	—	80
Total stockholders’ (deficit) equity	(2,771)	288	(288)	(2,771)
Total liabilities and stockholders’ (deficit) equity	$1,619	$622	$(531)	$1,710

Supplemental Condensed Consolidating Balance Sheet

	May 2, 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$25	$7	$—	$32
Merchandise inventories	628	262	—	890
Intercompany receivables	—	535	(535)	—
Other	107	17	—	124
Total current assets	760	821	(535)	1,046
Property and equipment, net	271	92	—	363
Goodwill, net	94	—	—	94
Investment in subsidiaries	628	—	(628)	—
Other assets	109	1	—	110
Total assets	$1,862	$914	$(1,163)	$1,613

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$15	$198	$—	$213
Accrued liabilities and other	173	76	—	249
Current portion of long-term debt	196	—	—	196
Intercompany payable	535	—	(535)	—
Other	1	—	—	1
Total current liabilities	920	274	(535)	659
Long-term debt	3,761	—	—	3,761
Other long-term liabilities	62	12	—	74
Total stockholders’ (deficit) equity	(2,881)	628	(628)	(2,881)
Total liabilities and stockholders’ (deficit) equity	$1,862	$914	$(1,163)	$1,613

Supplemental Condensed Consolidating Statement of Operations

	Quarter Ended May 1, 2010
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$794	$485	$(378)	$901
Cost of sales and occupancy expense	528	397	(378)	547
Gross profit	266	88	—	354
Selling, general, and administrative expense	212	33	—	245
Related party expenses	3	—	—	3
Store pre-opening costs	1	—	—	1
Operating income	50	55	—	105
Interest expense	68	—	—	68
Other (income) and expense, net	11	(4)	—	7
Intercompany charges (income)	15	(15)	—	—
Equity in earnings of subsidiaries	74	—	(74)	—
Income before income taxes	30	74	(74)	30
Provision for income taxes	17	30	(30)	17
Net income	$13	$44	$(44)	$13

Supplemental Condensed Consolidating Statement of Operations

	Quarter Ended May 2, 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$761	$479	$(388)	$852
Cost of sales and occupancy expense	523	402	(388)	537
Gross profit	238	77	—	315
Selling, general, and administrative expense	216	30	—	246
Related party expenses	4	—	—	4
Store pre-opening costs	1	—	—	1
Operating income	17	47	—	64
Interest expense	63	—	—	63
Other (income) and expense, net	(5)	(1)	—	(6)
Intercompany charges (income)	17	(17)	—	—
Equity in earnings of subsidiaries	65	—	(65)	—
Income before income taxes	7	65	(65)	7
Provision for income taxes	3	28	(28)	3
Net income	$4	$37	$(37)	$4

Supplemental Condensed Consolidating Statement of Cash Flows

	Quarter Ended May 1, 2010
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net cash provided by operating activities	$24	$30	$(27)	$27

Investing activities:
Cash paid for property and equipment	(14)	—	—	(14)
Net cash used in investing activities	(14)	—	—	(14)

Financing activities:
Net repayments of long-term debt	(118)	—	—	(118)
Intercompany dividends	—	(27)	27	—
Other financing activities	(33)	—	—	(33)
Net cash used in financing activities	(151)	(27)	27	(151)

(Decrease) increase in cash and equivalents	(141)	3	—	(138)
Beginning cash and equivalents	207	10	—	217
Ending cash and equivalents	$66	$13	$—	$79

Supplemental Condensed Consolidating Statement of Cash Flows

	Quarter Ended May 2, 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Operating Activities:
Net cash provided by operating activities	$—	$31	$(29)	$2

Investing Activities:
Cash paid for property and equipment	(9)	(2)	—	(11)
Net cash used in investing activities	(9)	(2)	—	(11)

Financing Activities:
Net borrowings of long-term debt	18	—	—	18
Intercompany dividends	—	(29)	29	—
Other financing activities	(10)	—	—	(10)

Net cash provided by (used in) financing activities	8	(29)	29	8

Decrease in cash and equivalents	(1)	—	—	(1)
Beginning cash and equivalents	26	7	—	33
Ending cash and equivalents	$25	$7	$—	$32

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All expressions of the “Company”, “us,” “we,” “our,” and all similar expressions are references to Michaels Stores, Inc. and its consolidated wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Disclosure Regarding Forward-Looking Information

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, estimates, and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance or achievements to be materially different from anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to:

•                  risks related to general economic conditions and the current financial crisis; if worldwide economic conditions deteriorate further, or if recovery remains slow or prolonged, it could continue to adversely affect consumer confidence and retail spending, decreasing demand for our merchandise and adversely impact our results of operations, cash flows and financial condition;

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

•                  we have co-sourced certain of our information technology, accounts payable, payroll, accounting and human resources functions, and may co-source other administrative functions, making us more dependent upon third parties;

•                  our information systems may prove inadequate;

•                  we may fail to optimize or adequately maintain our perpetual inventory and automated replenishment systems;

•                  unauthorized access to our electronic and other confidential information could materially adversely affect our financial condition and operating results;

•                  changes in regulations or enforcement may adversely impact our business;

•                  a weak fourth quarter would materially adversely affect our operating results;

•                  competition could negatively impact our operations; and

•                  the interests of our controlling stockholders may conflict with the interests of our creditors.

For more details on factors that may cause actual results to differ materially from such forward-looking statements, please see Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010, and other reports from time to time filed with or furnished to the SEC. We disclaim any intention to, and undertake no obligation to, update or revise any forward-looking statement.

General

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31.  All references herein to “fiscal 2010” relate to the 52 weeks ending January 29, 2011 and all references to “fiscal 2009” relate to the 52 weeks ended January 30, 2010. In addition, all references herein to “the first quarter of fiscal 2010” relate to the 13 weeks ended May 1, 2010 and all references to “the first quarter of fiscal 2009” relate to the 13 weeks ended May 2, 2009.

The following table sets forth certain of our unaudited operating data:

	Quarter Ended
	May 1,	May 2,
	2010	2009
Michaels stores:
Retail stores open at beginning of period	1,023	1,009
Retail stores opened during the period	5	11
Retail stores opened (relocations) during the period	7	4
Retail stores closed during the period	—	—
Retail stores closed (relocations) during the period	(7)	(4)
Retail stores open at end of period	1,028	1,020

Aaron Brothers stores:
Retail stores open at beginning of period	152	161
Retail stores opened during the period	—	—
Retail stores opened (relocations) during the period	—	—
Retail stores closed during the period	(6)	(5)
Retail stores closed (relocations) during the period	—	—
Retail stores open at end of period	146	156

Total store count at end of period	1,174	1,176

Other operating data:
Average inventory per Michaels store (in thousands) (1)	$803	$833
Comparable store sales increase (decrease) (2)	4.9%	(2.0)%

(1)                       The calculation of average inventory per Michaels store excludes our Aaron Brothers stores.

(2)                       Comparable store sales increase (decrease) represents the increase (decrease) in net sales for Michaels and Aaron Brothers stores open the same number of months in the indicated period and the comparable period of the previous year, including stores that were relocated or expanded during either period. A store is deemed to become comparable in its 14th month of operation in order to eliminate grand opening sales distortions. A store temporarily closed more than 2 weeks due to a catastrophic event is not considered comparable during the month it closed. If a store is closed longer than 2 weeks but less than 2 months, it becomes comparable in the month in which it reopens, subject to a mid-month convention. A store closed longer than 2 months becomes comparable in its 14th month of operation after its reopening.

Results of Operations

The following table sets forth the percentage relationship to net sales of each line item of our unaudited consolidated statements of operations. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes, contained herein.

	Quarter Ended
	May 1,	May 2,
	2010	2009
Net sales	100.0%	100.0%
Cost of sales and occupancy expense	60.7	63.0
Gross profit	39.3	37.0
Selling, general, and administrative expense	27.2	28.9
Related party expenses	0.3	0.5
Store pre-opening costs	0.1	0.1
Operating income	11.7	7.5
Interest expense	7.6	7.4
Other (income) and expense, net	0.8	(0.7)
Income before income taxes	3.3	0.8
Provision for income taxes	1.9	0.3
Net income	1.4%	0.5%

Quarter Ended May 1, 2010 Compared to the Quarter Ended May 2, 2009

Net Sales—Net sales increased for the first quarter of fiscal 2010 by $49 million, or 5.7%, over the first quarter of fiscal 2009 due primarily to a $41 million increase in comparable store sales. Comparable store sales increased 4.9% primarily due to an increase in the average ticket of 3.7% and an increase in customer traffic of 1.2%.  The fluctuation in the exchange rates between the United States and Canadian dollars positively impacted the average ticket by 160 basis points.  In addition, sales from our non-comparable new stores provided incremental revenue of $8 million.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $10 million to $547 million in the first quarter of 2010 from $537 million in the first quarter of 2009 due primarily to increased net sales, partially offset by lower costs as a percentage of net sales. Cost of sales and occupancy expense decreased 230 basis points, as a percentage of net sales, as we realized a 130 basis point decrease in cost of goods sold primarily due to lower costs associated with an increase in imported merchandise and improved management of promotional and clearance markdowns. In addition occupancy costs for the first quarter of fiscal 2010 were relatively flat compared to prior year and as a percentage of net sales, decreased 100 basis points primarily due to leveraging of fixed costs on an increase in comparable store sales.

Selling, General, and Administrative Expense—Selling, general, and administrative expense was $245 million, or 27.2% of net sales, in the first quarter of fiscal 2010 compared to $246 million, or 28.9% of net sales, in the first quarter of fiscal 2009. Selling, general and administrative expense decreased $1 million primarily driven by lower severance costs as fiscal 2009 included expenses related to the transition of certain corporate functions to a third party. In addition, depreciation expense decreased due to lower capital expenditures in recent years, and advertising expense decreased primarily as a result of negotiating lower costs related to our newspaper inserts. These amounts are partially offset by increases in store personnel costs related to operating eight additional Michaels stores during the first quarter of fiscal 2010 and increased performance based bonus expense due to higher profitability levels during the first quarter of fiscal 2010. As a percentage of net sales, selling, general, and administrative expense decreased 170 basis points primarily due to increased payroll leverage on higher comparable store sales as well as lower severance, advertising, and depreciation expense as indicated above.

Related Party Expenses—Related party expenses were $3 million in the first quarter of fiscal 2010 compared to $4 million in the first quarter of fiscal 2009.  These costs consist primarily of $3 million and $4 million of management fees and associated expenses paid to our Sponsors and Highfields, respectively.

Interest Expense—Interest expense for the quarter increased $5 million to $68 million as a result of increased interest rates associated with our amended credit facilities.

Other(Income) and Expense, net—Other expense in the first quarter of fiscal 2010 related primarily to a $10 million unfavorable change in the fair value of the interest rate cap as more fully described in Note 5 to the consolidated financial statements, partially offset by $3 million related to foreign exchange rate gains.  Other income in the first quarter of fiscal 2009 related primarily to a $4 million favorable change in the fair value of the interest rate cap and $1 million in foreign exchange rate gains.

Provision for Income Taxes—The effective tax rate was 57.9 % for the first quarter of fiscal 2010. The rate was higher than the federal tax rate due primarily to additional expense recorded to correct the federal deferred tax liability relating to state income taxes. The effective tax rate was 40.5% for the first quarter of fiscal 2009. We currently estimate our annualized effective tax rate for fiscal 2010 to be 41%, including a 2.7% unfavorable impact from the deferred tax liability correction recorded during the first quarter.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, inventory for new stores, and inventory replenishment for existing stores, to service our outstanding debt, and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities, and funds available under our Amended asset-based revolving credit facility will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and future growth for the foreseeable future. Our Amended asset-based revolving credit facility provides senior secured financing of up to $1.1 billion, subject to a borrowing base. As of May 1, 2010, the borrowing base was $697 million, which supported $46 million of outstanding letters of credited and provided $651 million of excess availability. Our cash and equivalents decreased $138 million from $217 million at January 30, 2010, to $79 million at May 1, 2010.

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

Cash Flow from Operating Activities

Cash flow provided by operating activities during the first quarter of fiscal 2010 was $27 million compared to $2 million during the first quarter of fiscal 2009. The $25 million change was primarily due to an increase in net income and a favorable impact from our accrued interest, partially offset by an unfavorable impact in accrued liabilities compared to the first quarter of fiscal 2009.  The change in accrued interest is attributable to the timing of payments while the change in accrued liabilities was due primarily to higher bonus payments made during the first quarter of fiscal 2010.

Average inventory per Michaels store (including supporting distribution centers) decreased 3.6% from $833,000 at May 2, 2009 to $803,000 at May 1, 2010 primarily due to a planned reduction of store inventory levels. We anticipate average inventory per Michaels store at the end of fiscal 2010 to be down compared to the end of fiscal 2009.

Cash Flow used in Investing Activities

Cash flow used in investing activities represents the following capital expenditure activities:

	Quarter Ended
	May 1,	May 2,
	2010	2009
	(in millions)
New and relocated stores and stores not yet opened (1)	$5	$4
Existing stores	5	3
Distribution system expansion	—	1
Information systems	3	3
Corporate and other	1	—
	$14	$11

(1)                                  In the first quarter of fiscal 2010, we incurred capital expenditures related to the opening of five Michaels stores and the relocation of seven Michaels stores. In the first quarter of fiscal 2009, we incurred capital expenditures related to the opening of 11 Michaels stores and the relocation of four Michaels stores.

Cash Flow provided by Financing Activities

Cash flow used in financing activities during the first quarter of fiscal 2010 was $151 million compared to cash provided by financing activities of $8 million during the first quarter of fiscal 2009.  The $159 million change was primarily due to the fiscal 2009 excess cash flow payment on our Senior secured term loan facility of $118 million and $19 million in debt issuance costs related to the amendment to the asset-based revolving credit facility that was paid during the first quarter of fiscal 2010. In addition, we did not have any borrowings or repayments under our asset-based revolving credit facility during first quarter of fiscal 2010, while in the first quarter of fiscal 2009, our borrowings were in excess of our repayments by $24 million.

Non-GAAP Measures

The following table sets forth the Company’s Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”). The Company defines EBITDA as net income before interest, income taxes, discontinued operations, depreciation and amortization.

Additionally, the table presents Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”).  The Company defines Adjusted EBITDA as EBITDA adjusted for certain defined amounts that are added to, or subtracted from, EBITDA (collectively, the “Adjustments”) in accordance with the Company’s $2.4 billion Senior secured term loan and $1.1 billion asset-based revolving credit facilities. The Adjustments are described in further detail in the table, and the footnotes to the table below.

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

The table below shows a reconciliation of EBITDA and Adjusted EBITDA to net income and net cash provided by operating activities.

	Quarter Ended
	May 1,	May 2,
	2010	2009

Net cash provided by operating activities	$27	$2
Depreciation and amortization	(26)	(30)
Share-based compensation	(2)	(2)
Deferred financing cost amortization	(5)	(4)
Accretion of subordinated discount notes	(12)	(11)
Change in fair value of interest rate cap	(10)	4
Changes in assets and liabilities	41	45
Net income	13	4
Interest expense	68	63
Income tax provision	17	3
Depreciation and amortization	26	30
EBITDA	124	100
Adjustments:
Share-based compensation	2	2
Sponsor Fees	3	4
Termination expense	—	3
Pre-opening costs	1	1
Foreign currency translation gains	(3)	(1)
Store closing costs	1	1
Loss (gain) on interest rate cap	10	(4)
Other (1)	—	1
Adjusted EBITDA	$138	$107

(1)          Other adjustments relate to items such as moving & relocation expenses, franchise taxes, and foreign currency hedge.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures About Fair Value Measurements” an amendment to Accounting Standards Codification (“ASC”) topic 820, “Fair Value Measurements and Disclosures.” ASU 2010-06 expands disclosure requirements related to fair value measurements including (i) separately disclosing the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describing the reasons for the transfers and (ii) presenting separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. We adopted all requirements of ASU 2010-06 related to significant transfers in and out of Level 1 and Level 2 fair value measurements on January 31, 2010, with no material impact on our consolidated financial statements. See Note 6 for further information regarding fair value measurements. We will adopt the new disclosure requirements related to the Level 3 activity on January 30, 2011, with no material impact expected on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to fluctuations in exchange rates between the US and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, costs and expenses of our Canadian subsidiaries, when translated into US dollars, can fluctuate due to exchange rate movement. As of May 1, 2010, a 10% increase or decrease in the exchange rate of the US and Canadian dollar would not materially affect net income.

We have market risk exposure arising from changes in interest rates on our Senior secured term loan facility. The interest rates on our Senior Credit Facilities will reprice periodically, which will impact our earnings and cash flow. The interest rates on our notes are fixed.  Based on our overall interest rate exposure to variable rate debt outstanding as of May 1, 2010, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by approximately $22 million. A 1% increase in interest rates would decrease the fair value of our long-term fixed rate debt by approximately $54 million. A 1% decrease in interest rates would increase the fair value of our long-term fixed rate debt by approximately $56 million.  A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

During the first quarter of fiscal 2009, we purchased an interest rate cap to limit the variability of cash flows associated with our interest payments on our Senior secured term loan that result from fluctuations in the three-month LIBOR rate. The cap limits our interest exposure on a notional value of $2.0 billion to the lesser of the three-month LIBOR rate or 7.0%.  The term of the cap is from April 15, 2009 through April 15, 2015. The fair value of the cap as of May 1, 2010 was $8 million and is included in Other assets on the Consolidated Balance Sheet. The change in fair value of the cap for the quarter ended May 1, 2010, resulted in a loss of $10 million and is recorded in Other (income) and expense, net in the Consolidated Statement of Operations. A 1% increase in the interest rates would increase income before income taxes by approximately $14 million. A 1% decrease in the interest rates would decrease income before income taxes by approximately $7 million.

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
10.1

Amended and Restated Credit Agreement, dated as of February 18, 2010, among Michaels Stores, Inc., as lead borrower, the borrowers named therein, the facility guarantors named therein, Bank of America, N.A., as administrative agent and collateral agent, the lenders party thereto (collectively, the “Lenders”), Wells Fargo Retail Finance, LLC, as syndication agent, Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A. and Credit Suisse, as co-documentation agents, General Electric Capital Corporation, UBS Securities LLC and RBS Business Capital, as senior managing agents, Banc of America Securities LLC, Wells Fargo Retail Finance, LLC and Deutsche Bank Securities Inc., as joint lead arrangers, and Banc of America Securities LLC, Wells Fargo Retail Finance, LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Credit Suisse, as joint book runners (previously filed as Exhibit 99.1 to Form 8-K filed by Company on February  19, 2010, SEC File No. 001-09338).

10.2

Exhibits and Schedules to Amended and Restated Credit Agreement, dated as of February 18, 2010, among Michaels Stores, Inc., as lead borrower, the borrowers named therein, the facility guarantors named therein, Bank of America, N.A., as administrative agent and collateral agent, the lenders party thereto (collectively, the “Lenders”), Wells Fargo Retail Finance, LLC, as syndication agent, Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A. and Credit Suisse, as co-documentation agents, General Electric Capital Corporation, UBS Securities LLC and RBS Business Capital, as senior managing agents, Banc of America Securities LLC, Wells Fargo Retail Finance, LLC and Deutsche Bank Securities Inc., as joint lead arrangers, and Banc of America Securities LLC, Wells Fargo Retail Finance, LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Credit Suisse, as joint book runners (filed herewith).

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
Elaine D. Crowley
Senior Vice President — Chief Financial Officer and Controller
(Principal Financial Officer)

Dated: May 28, 2010

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
10.1

Amended and Restated Credit Agreement, dated as of February 18, 2010, among Michaels Stores, Inc., as lead borrower, the borrowers named therein, the facility guarantors named therein, Bank of America, N.A., as administrative agent and collateral agent, the lenders party thereto (collectively, the “Lenders”), Wells Fargo Retail Finance, LLC, as syndication agent, Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A. and Credit Suisse, as co-documentation agents, General Electric Capital Corporation, UBS Securities LLC and RBS Business Capital, as senior managing agents, Banc of America Securities LLC, Wells Fargo Retail Finance, LLC and Deutsche Bank Securities Inc., as joint lead arrangers, and Banc of America Securities LLC, Wells Fargo Retail Finance, LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Credit Suisse, as joint book runners (previously filed as Exhibit 99.1 to Form 8-K filed by Company on February  19, 2010, SEC File No. 001-09338).

10.2

Exhibits and Schedules to Amended and Restated Credit Agreement, dated as of February 18, 2010, among Michaels Stores, Inc., as lead borrower, the borrowers named therein, the facility guarantors named therein, Bank of America, N.A., as administrative agent and collateral agent, the lenders party thereto (collectively, the “Lenders”), Wells Fargo Retail Finance, LLC, as syndication agent, Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A. and Credit Suisse, as co-documentation agents, General Electric Capital Corporation, UBS Securities LLC and RBS Business Capital, as senior managing agents, Banc of America Securities LLC, Wells Fargo Retail Finance, LLC and Deutsche Bank Securities Inc., as joint lead arrangers, and Banc of America Securities LLC, Wells Fargo Retail Finance, LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Credit Suisse, as joint book runners (filed herewith).

31.1	Certifications of John B. Menzer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Elaine D. Crowley pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).