Form 10-Q
period 2010-07-31
MICHAELS STORES INC
filed 2010-08-27
CIK 740670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

As of August 23, 2010, 118,898,939 shares of the Registrant’s Common Stock were outstanding.

*The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

MICHAELS STORES, INC.

FORM 10-Q

MICHAELS STORES, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	July 31,	January 30,	August 1,
	2010	2010	2009
ASSETS
Current assets:
Cash and equivalents	$69	$217	$36
Merchandise inventories	888	873	950
Prepaid expenses and other	70	72	75
Deferred income taxes	42	45	41
Income tax receivable	31	—	16
Total current assets	1,100	1,207	1,118
Property and equipment, at cost	1,276	1,257	1,228
Less accumulated depreciation	(981)	(940)	(883)
Property and equipment, net	295	317	345
Goodwill	94	94	94
Debt issuance costs, net of accumulated amortization of $65, $56, and $47, respectively	80	70	78
Deferred income taxes	8	1	14
Other assets	7	21	26
Total non-current assets	189	186	212
Total assets	$1,584	$1,710	$1,675

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$222	$231	$216
Accrued liabilities and other	321	355	288
Current portion of long-term debt	1	119	198
Income taxes payable	1	11	—
Current liabilities - discontinued operations	—	1	1
Total current liabilities	545	717	703
Long-term debt	3,707	3,684	3,766
Deferred income taxes	2	—	—
Other long-term liabilities	84	80	79
Long-term liabilities - discontinued operations	—	—	1
Total long-term liabilities	3,793	3,764	3,846
Total liabilities	4,338	4,481	4,549
Commitments and contingencies
Stockholders’ deficit:
Common Stock, $0.10 par value, 220,000,000 shares authorized; 118,389,571 shares issued and outstanding at July 31, 2010; 118,387,229 shares issued and outstanding at January 30, 2010; 118,387,229 shares issued and outstanding at August 1, 2009	12	12	12
Additional paid-in capital	39	35	32
Accumulated deficit	(2,812)	(2,824)	(2,925)
Accumulated other comprehensive income	7	6	7
Total stockholders’ deficit	(2,754)	(2,771)	(2,874)
Total liabilities and stockholders’ deficit	$1,584	$1,710	$1,675

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

(Unaudited)

	Quarter Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Net sales	$831	$807	$1,732	$1,659
Cost of sales and occupancy expense	520	521	1,067	1,058
Gross profit	311	286	665	601
Selling, general, and administrative expense	233	232	478	478
Related party expenses	4	3	7	7
Store pre-opening costs	—	1	1	2
Operating income	74	50	179	114
Interest expense	70	62	138	125
Other (income) and expense, net	4	(14)	11	(20)
Income before income taxes	—	2	30	9
Provision for income taxes	1	—	18	3
Net (loss) income	$(1)	$2	$12	$6

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	July 31,	August 1,
	2010	2009
Operating activities:
Net income	$12	$6
Adjustments:
Depreciation and amortization	52	58
Share-based compensation	4	4
Debt issuance costs amortization	9	8
Accretion of subordinated discount notes	24	22
Change in fair value of interest rate cap	13	(15)
Changes in assets and liabilities:
Merchandise inventories	(15)	(43)
Prepaid expenses and other	2	(5)
Deferred income taxes and other	(1)	(8)
Accounts payable	(9)	7
Accrued interest	(2)	1
Accrued liabilities and other	(29)	7
Income taxes receivable	(41)	(17)
Other long-term liabilities	4	5
Net cash provided by operating activities	23	30

Investing activities:
Additions to property and equipment	(33)	(17)
Net cash used in investing activities	(33)	(17)

Financing activities:
Borrowings on asset-based revolving credit facility	13	441
Payments on asset-based revolving credit facility	(13)	(415)
Repayments on senior secured term loan facility	(118)	(12)
Payment of debt issuance costs	(19)	—
Change in cash overdraft	—	(23)
Other	(1)	(1)
Net cash used in financing activities	(138)	(10)

(Decrease) increase in cash and equivalents	(148)	3
Cash and equivalents at beginning of period	217	33
Cash and equivalents at end of period	$69	$36

Supplemental Cash Flow Information:
Cash paid for interest	$105	$93
Cash paid for income taxes	$58	$19

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended July 31, 2010

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

The balance sheet at January 30, 2010 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

In the opinion of management, all adjustments (consisting of normal recurring accruals and other items disclosed herein) considered necessary for a fair presentation have been included.

Because of the seasonal nature of our business, the results of operations for the three and six months ended July 31, 2010 are not indicative of the results to be expected for the entire year.

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. All references herein to “fiscal 2010” relate to the 52 weeks ending January 29, 2011, and all references to “fiscal 2009” relate to the 52 weeks ended January 30, 2010. In addition, all references herein to “the second quarter of fiscal 2010” relate to the 13 weeks ended July 31, 2010 and all references to “the second quarter of fiscal 2009” relate to the 13 weeks ended August 1, 2009.  Finally, all references to “the six months ended July 31, 2010” relate to the 26 weeks ended July 31, 2010, and “the six months ended August 1, 2009” relate to the 26 weeks ended August 1, 2009.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures About Fair Value Measurements” an amendment to Accounting Standards Codification (“ASC”) topic 820, “Fair Value Measurements and Disclosures.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. We adopted all requirements of ASU 2010-06 related to significant transfers in and out of Level 1 and Level 2 fair value measurements on January 31, 2010, with no material impact on our consolidated financial statements. See Note 6 for further information regarding fair value measurements. We will adopt the new disclosure requirements related to the Level 3 activity on January 30, 2011, with no material impact expected on our consolidated financial statements.

Note 2.  Share-Based Compensation

The 2006 Equity Incentive Plan (“2006 Plan”) provides for the grant of share-based awards exercisable for up to 14.2 million shares of Common Stock. As of July 31, 2010, there were 10.1 million stock option awards outstanding. In addition, there were a total of 589,204 shares of restricted stock outstanding under the 2006 Plan, of which 79,836 are vested. 3.5 million shares of Common Stock remain available for grant under the 2006 Plan. The table below sets forth a summary of stock option activity:

Six Months Ended
July 31, 2010
(in millions)

Outstanding at beginning of period	9.5
Grants	0.9
Canceled/Forfeited	(0.3)
Outstanding at end of period	10.1

Generally, awards granted under the 2006 Plan vest ratably over five years and expire eight years from the grant date. The exercise prices of the options range from $7.50 per share to $22.50 per share, as determined by the Board of Directors. Share-based compensation expense associated with the stock options and the restricted stock was approximately $2 million for the second quarter of each of fiscal 2010 and fiscal 2009, and $4 million during each of the six months ended July 31, 2010 and August 1, 2009.

Note 3.  Debt

Our outstanding debt is detailed in the table below.  We were in compliance with the terms and conditions of all debt agreements for all periods presented.

	July 31, 2010	January 30, 2010	August 1, 2009
	(in millions)

Senior secured term loan	$2,156	$2,274	$2,285
Senior notes	750	750	750
Senior subordinated notes	400	400	400
Subordinated discount notes	401	377	354
Asset-based revolving credit facility	—	—	174
Other	1	2	1

Total debt	3,708	3,803	3,964

Less current portion	1	119	198

Long-term debt	$3,707	$3,684	$3,766

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

The borrowing base on the Amended Asset-based revolving credit facility equals the sum of (i) 90% of eligible credit card receivables and debit card receivables; (ii) between 85% and 87.5% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit; (iii) a percentage of eligible in-transit inventory, less certain reserves; and (iv) the sum of an additional 5% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit plus an additional 5% of eligible credit card receivables and debit card receivables under a last out tranche (the first in last out tranche “FILO”).

The Amended Asset-based revolving credit facility provides us with the right to request up to $200 million of additional commitments under this facility, of which $48 million remains available, prior to the maturity of the existing asset-based revolving credit facility on October 31, 2011.  The lenders under this facility are not under any obligation to provide any such additional commitments, and any increase in commitments is subject to customary conditions precedent.  If we were to request any such additional commitments, and the existing lenders or new lenders were to agree to provide such commitments, the facility size under the Amended Asset-based revolving credit facility could be increased to up to $1.2 billion after the maturity of the loans with respect to Non-Extending Lenders. However, our ability to borrow under this facility would still be limited by the amount of the borrowing base.

With respect to the Extending Lenders, borrowings under the Amended Asset-based revolving credit facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate subject to certain adjustments plus 1.00% or (b) a LIBOR rate subject to certain adjustments, in each case plus an applicable margin.  With respect to the Non-Extending Lenders, borrowings under the Amended Asset-based revolving credit facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds effective rate plus 0.50% or (b) a LIBOR rate subject to certain adjustments, in each case plus an applicable margin.  The initial applicable margin with respect to Extending Lenders is (a) 2.50% for non-FILO base rate borrowings and 3.50% for non-FILO LIBOR borrowings and (b) 4.50% for FILO base rate borrowings and 5.50% for FILO LIBOR borrowings.  The initial applicable margin with respect to Non-Extending Lenders is 0.50% for base rate borrowings and 1.50% for LIBOR borrowings.  The applicable margin is subject to adjustment each fiscal quarter based on the excess availability under the Amended Asset-based revolving credit facility.  Same-day borrowings bear interest at a rate per annum equal to a base rate determined by reference to the highest of (a) the prime rate of Bank of America, N.A., (b) the federal funds effective rate plus 0.50% and (c) a LIBOR rate subject to certain adjustments plus 1.00%, in each case, plus an applicable margin. The initial applicable margin with respect to same-day borrowings is 2.50%.

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

We must not permit excess availability at any time to be less than the greater of (a) $75 million and (b) 10% of the lesser of (1) the then borrowing base under the Amended Asset-based revolving credit facility or (2) $1,102 million (as reduced or increased in accordance with the terms of the Amended Asset-based credit facility, the “Revolving Credit Ceiling”).  Excess availability under the Amended Asset-based revolving credit facility means the lesser of (a) the Revolving Credit Ceiling minus the outstanding credit extensions and (b) the then borrowing base minus the outstanding credit extensions.

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

In addition, (a) for the period of thirty consecutive days preceding the maturity of the loans of the Non-Extending Lenders and (b) on a projected pro forma basis, giving effect to the repayment of the loans of the Non-Extending Lenders and termination or reduction, as applicable, of the commitments of such lenders, for the six-month period following the maturity of the loans of the Non-Extending Lenders, we must not permit excess availability at any time to be less than $125 million. The Amended Asset-based revolving credit facility also contains certain customary affirmative covenants and events of default.

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

As of July 31, 2010, the borrowing base was $661 million, of which we had no outstanding borrowings, $53 million of outstanding letters of credit, and $608 million of excess availability.

Senior secured term loan facility

Borrowings under our senior secured term loan facility, which we entered into on October 31, 2006, with Deutsche Bank A.G. New York Branch (“Deutsche Bank”) and other lenders (the “Senior secured term loan facility”) bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank and (2) the federal funds effective rate plus 0.5% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin as described below.

On November 5, 2009, we amended the Senior secured term loan facility to extend $1.0 billion of existing term loans (the “B-2 Term Loans”) to July 31, 2016, with the remaining $1.28 billion of existing term loans (the “B-1 Term Loans” and together with the B-2 Term Loans, the “Term Loans”) keeping the original maturity date of October 31, 2013. The B-2 Term Loans are subject to (i) a springing maturity date of July 31, 2014, unless we have either (x) refinanced our Senior Notes by July 30, 2014 with new indebtedness that does not mature or require any principal payments prior to 91 days after the extended maturity date of the B-2 Term Loans or (y) met a pro forma secured leverage ratio of 3.25:1.00 for the test period ending April 30, 2014; and (ii) a minimum increase in interest rates on the B-2 Term Loans in connection with any future extensions of term loans to the extent that any such future extension has an increase in effective yield in excess of 0.25% above the effective yield of the B-2 Term Loans. As of July 31, 2010, the applicable margin for the B-1 and B-2 Term Loans was 1.25% and 3.50%, respectively, with respect to base rate borrowings and 2.25% and 4.50%, respectively, with respect to LIBOR borrowings.

The Senior secured term loan facility requires us to prepay outstanding loans to the extent we have Excess Cash Flow, as fully described in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010. Under the facilities, excess cash flow payments serve to reduce future scheduled quarterly principal payments. The fiscal 2009 excess cash flow payment effectively satisfies all scheduled quarterly principal payments until maturity of the B-1 Term Loans and required payments under the B-2 Term Loans until the end of fiscal 2014. The excess cash flow calculation used to determine the required payment amount, if any, is calculated at the end of each fiscal year. Due to the nature of the calculation, we are unable to estimate if there will be a required payment for fiscal 2010.

Note 4.  Comprehensive (Loss) Income

Our comprehensive (loss) income, net of related tax, is as follows:

	Quarter Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
	(in millions)

Net (loss) income	$(1)	$2	$12	$6
Other comprehensive (loss) income:
Derivative loss	—	(1)	—	(3)
Foreign currency translation adjustment and other	—	4	1	5
Comprehensive (loss) income	$(1)	$5	$13	$8

Accumulated other comprehensive income, net of tax, is reflected in the Consolidated Balance Sheets as follows:

(in millions)	Foreign Currency Translation and Other
Balance at January 30, 2010	$6
Foreign currency translation adjustment	1
Balance at July 31, 2010	$7

Note 5.  Derivative Instruments

We are exposed to fluctuations in interest rates on our Senior secured term loan. During the first quarter of fiscal 2009, we purchased an interest rate derivative with the objective to cap our exposure to interest rate increases on our Senior secured term loan that result from fluctuations in the three-month LIBOR rate. The cap limits our interest exposure on a notional value of $2.0 billion to the lesser of the three-month LIBOR rate or 7.0%.  The term of the cap extends to the first quarter of fiscal 2015. The interest rate cap does not qualify for hedge accounting under ASC 815, Derivatives and Hedging. The fair value of the cap as of July 31, 2010 and August 1, 2009 was $5 million and $24 million, respectively, and is included in Other assets on the Consolidated Balance Sheets. The change in fair value of the cap for the quarter and six months ended July 31, 2010, resulted in a loss of $3 million and $13 million, respectively. The change in fair value of the cap for the quarter and six months ended August 1, 2009, resulted in a gain of $11 million and $15 million, respectively. These amounts are recorded in Other (income) and expense, net in the Consolidated Statements of Operations.

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

•                  Level 3 — Instruments whose significant inputs are unobservable.

The following table presents net financial assets (liabilities) accounted for at fair value on a recurring basis as of July 31, 2010 (in millions):

	Level 1	Level 2	Level 3	Total
Interest Rate Cap	$—	$5	$—	$5

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

We apply fair value techniques on a non-recurring basis associated for the establishment of potential impairment loss related to goodwill pursuant to ASC 350, Intangibles—Goodwill and Other and determining the fair value of long-lived assets pursuant to ASC 360, Property, Plant, and Equipment. During the six months ended July 31, 2010, there were no events or changes in circumstances indicating the carry amounts of our long-lived assets may not be recoverable.

The table below provides the carrying and fair values of our loan and notes. The fair value of these debt instruments were determined based on quoted market prices or recent trades.

	Carrying Value	Fair Value
	(in millions)
Senior secured term loan	$2,156	$2,016
Senior notes	750	789
Senior subordinated notes	400	432
Subordinated discount notes	401	364

Note 7.  Income Taxes

During the second quarter of fiscal 2010, we recorded a tax provision of $1 million, primarily due to additional expense related to discrete items. The effective tax rate was 19.5% for the second quarter of fiscal 2009.  As a result of our low income base for the second quarter of each of fiscal 2010 and fiscal 2009, our effective rate is highly sensitive to changes caused by discrete items and permanent differences (i.e. differences between book income and tax income that are not expected to reverse in future periods).

Our effective income tax rate for the first six months of fiscal 2010 was 59.8% compared to 36.6% for the first six months of fiscal 2009. During the first quarter of fiscal 2010, we recorded a correction to our federal deferred tax liability relating to state income taxes which unfavorably impacted our effective income tax rate by 16.7%. We currently estimate our annualized effective tax rate for fiscal 2010 to be 41%, including a 2.7% unfavorable impact from the deferred tax liability correction recorded during the first quarter.

Note 8.  Commitments and Contingencies

We are involved in ongoing legal and regulatory proceedings.  Other than those described in the following paragraphs, there were no material changes to our disclosures of commitments and contingencies from our Annual Report on Form 10-K for the fiscal year ended January 30, 2010 and our Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2010.

Consumer Class Action Claims

Acevedo Claim

On March 12, 2010, Arthur Acevedo, a consumer, filed a purported class action proceeding against Aaron Brothers, Inc. in the Superior Court of California, Los Angeles County, on behalf of himself and all similarly-situated mobility impaired/wheelchair bound persons.  The suit alleges that certain of Aaron Brothers retail stores in California are not compliant with disability access non-discrimination statutes of California and the plaintiffs seek injunctive relief, statutory damages, attorneys’ fees and costs.  The parties have reached an agreement in principle to settle the matter on an individual basis for an immaterial amount and with certain improvements or repairs to be made at selected Aaron Brothers stores.

Carson Claim

On August 15, 2008, Linda Carson, a consumer, filed a purported class action proceeding against Michaels Stores, Inc. in the Superior Court of California, County of San Diego, on behalf of herself and all similarly-situated California consumers.  The Carson suit alleges that Michaels unlawfully requested and recorded personally identifiable information (i.e., her zip code) as part of a credit card transaction.  The plaintiff sought statutory penalties, costs, interest, and attorneys’ fees.  We contested certification of this claim as a class action and filed a motion to dismiss the claim. On March 9, 2009, the Court dismissed the case with prejudice.  The plaintiff appealed this decision to the California Court of Appeal for the Fourth District, San Diego. On July 22, 2010, the Court of Appeal ruled in favor Michaels and the case was dismissed.

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

On July 29, 2010, the SEC filed a civil enforcement action in federal district court for the Southern District of New York against Charles Wyly, Sam Wyly and others alleging, among other things, violations of various federal securities laws, including those governing ownership reporting and trading of securities, in connection with the non-U.S. trusts and their subsidiaries. Additional information may be obtained at the SEC’s website.

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

	Quarter Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
	(in millions)

Income before income taxes	$—	$2	$30	$9
Interest expense	70	62	138	125
Depreciation and amortization	26	28	52	58
EBITDA	$96	$92	$220	$192

Our sales and assets by country are as follows:

	Quarter Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
	(in millions)		(in millions)
Net Sales:
United States	$760	$744	$1,585	$1,536
Canada	71	63	147	123
Consolidated Total	$831	$807	$1,732	$1,659

Total Assets:
United States	$1,506	$1,578	$1,506	$1,578
Canada	78	97	78	97
Consolidated Total	$1,584	$1,675	$1,584	$1,675

We present assets based on their physical, geographic location.  Certain assets located in the United States are also used to support our Canadian operations, but we do not allocate these assets to Canada.

Note 10.  Related Party Transactions

We pay annual management fees to Bain Capital Partners, LLC and The Blackstone Group (collectively, together with their applicable affiliates, the “Sponsors”) and Highfields Capital Management LP (“Highfields”) in the amount of $12 million and $1 million, respectively. We recognized $4 million and $3 million of expense related to annual management fees and expenses during the second quarter of fiscal 2010 and fiscal 2009, respectively, and $7 million during each of the six months ended July 31, 2010 and August 1, 2009. These expenses are included in related party expenses on the Consolidated Statements of Operations.

Bain Capital owns a majority equity position in an external vendor we utilize to print our circular advertisements.  Payments associated with this vendor during the second quarter of fiscal 2010 and fiscal 2009 were $5 million and $6 million, respectively, and $14 million for each of the six months ended July 31, 2010 and August 1, 2009.  These expenses are included in selling, general and administrative expense on the Consolidated Statements of Operations.

Bain Capital owns an equity position in an external vendor we utilized for non-merchandise supplies. Payments for the six months ended August 1, 2009 were $1 million.  These expenses are included in selling, general and administrative expense on the Consolidated Statements of Operations.

The Blackstone Group owns a majority equity position in an external vendor we utilize to count our store inventory. Payments associated with this vendor during the second quarter of fiscal 2010 and fiscal 2009 were $1 million and $2 million, respectively.  Payments for each of the six months ended July 31, 2010 and August 1, 2009 were $3 million and $4 million, respectively.  These expenses are included in selling, general and administrative expense on the Consolidated Statements of Operations.

The Blackstone Group owns an equity position in an external vendor we utilize for waste management services. Payments associated with this vendor during the second quarter of both fiscal 2010 and fiscal 2009 were $2 million, and payments for the six months ended July 31, 2010 and August 1, 2009 were $3 million and $4 million, respectively.  These expenses are included in selling, general and administrative expense on the Consolidated Statements of Operations.

The Blackstone Group owns an equity position in an external vendor we utilize for all of the candy-type items in our stores.  Payments associated with this vendor during the second quarter of fiscal 2010 and fiscal 2009 were $5 million and $6 million, respectively, and $9 million for each of the six months ended July 31, 2010 and August 1, 2009. These expenses are recognized in cost of sales as the sales are recorded.

Our current directors are affiliates of Bain Capital or The Blackstone Group.  As such, some or all of our directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain Capital and The Blackstone Group.  During the first six months of fiscal 2010, such affiliates sold approximately $199 million face amount of our Subordinated Discount Notes due 2016. As of July 31, 2010, such affiliates did not hold any of our debt securities.

Note 11.   Condensed Consolidating Financial Information

All obligations of Michaels Stores, Inc. under the Senior notes, Senior subordinated notes, Subordinated discount notes, Senior secured term loan, and Amended asset-based revolving credit facility are guaranteed by each of our subsidiaries other than Aaron Brothers Card Services, LLC and Artistree of Canada, ULC. As of July 31, 2010, the financial statements of Aaron Brothers Card Services, LLC and Artistree of Canada, ULC were immaterial. Each subsidiary guarantor is 100% owned by the parent and all guarantees are joint and several.

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

Supplemental Condensed Consolidating Balance Sheet

	July 31, 2010
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$60	$9	$—	$69
Merchandise inventories	588	300	—	888
Intercompany receivables	—	364	(364)	—
Other	127	16	—	143
Total current assets	775	689	(364)	1,100
Property and equipment, net	226	69	—	295
Goodwill, net	94	—	—	94
Investment in subsidiaries	434	—	(434)	—
Other assets	94	1	—	95
Total assets	$1,623	$759	$(798)	$1,584

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$(2)	$224	$—	$222
Accrued liabilities and other	231	90	—	321
Current portion of long-term debt	1	—	—	1
Intercompany payable	364	—	(364)	—
Other	1	—	—	1
Total current liabilities	595	314	(364)	545
Long-term debt	3,707	—	—	3,707
Other long-term liabilities	75	11	—	86
Total stockholders’ (deficit) equity	(2,754)	434	(434)	(2,754)
Total liabilities and stockholders’ (deficit) equity	$1,623	$759	$(798)	$1,584

Supplemental Condensed Consolidating Balance Sheet

	January 30, 2010
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$207	$10	$—	$217
Merchandise inventories	599	274	—	873
Intercompany receivables	—	243	(243)	—
Other	103	14	—	117
Total current assets	909	541	(243)	1,207
Property and equipment, net	238	79	—	317
Goodwill, net	94	—	—	94
Investment in subsidiaries	288	—	(288)	—
Other assets	90	2	—	92
Total assets	$1,619	$622	$(531)	$1,710

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$10	$221	$—	$231
Accrued liabilities and other	256	99	—	355
Current portion of long-term debt	119	—	—	119
Intercompany payable	243	—	(243)	—
Other	11	1	—	12
Total current liabilities	639	321	(243)	717
Long-term debt	3,684	—	—	3,684
Other long-term liabilities	67	13	—	80
Total stockholders’ (deficit) equity	(2,771)	288	(288)	(2,771)
Total liabilities and stockholders’ (deficit) equity	$1,619	$622	$(531)	$1,710

Supplemental Condensed Consolidating Balance Sheet

	August 1, 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$29	$7	$—	$36
Merchandise inventories	633	317	—	950
Intercompany receivables	—	524	(524)	—
Other	117	15	—	132
Total current assets	779	863	(524)	1,118
Property and equipment, net	257	88	—	345
Goodwill, net	94	—	—	94
Investment in subsidiaries	655	—	(655)	—
Other assets	116	2	—	118
Total assets	$1,901	$953	$(1,179)	$1,675

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$13	$203	$—	$216
Accrued liabilities and other	207	81	—	288
Current portion of long-term debt	198	—	—	198
Intercompany payable	524	—	(524)	—
Other	1	—	—	1
Total current liabilities	943	284	(524)	703
Long-term debt	3,766	—	—	3,766
Other long-term liabilities	66	14	—	80
Total stockholders’ (deficit) equity	(2,874)	655	(655)	(2,874)
Total liabilities and stockholders’ (deficit) equity	$1,901	$953	$(1,179)	$1,675

Supplemental Condensed Consolidating Statement of Operations

	Quarter Ended July 31, 2010
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$724	$481	$(374)	$831
Cost of sales and occupancy expense	493	401	(374)	520
Gross profit	231	80	—	311
Selling, general, and administrative expense	202	31	—	233
Related party expenses	4	—	—	4
Store pre-opening costs	—	—	—	—
Operating income	25	49	—	74
Interest expense	70	—	—	70
Other (income) and expense, net	4	—	—	4
Intercompany charges (income)	15	(15)	—	—
Equity in earnings of subsidiaries	64	—	(64)	—
Income before income taxes	—	64	(64)	—
Provision for income taxes	1	26	(26)	1
Net loss	$(1)	$38	$(38)	$(1)

Supplemental Condensed Consolidating Statement of Operations

	Quarter Ended August 1, 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$707	$471	$(371)	$807
Cost of sales and occupancy expense	498	394	(371)	521
Gross profit	209	77	—	286
Selling, general, and administrative expense	202	30	—	232
Related party expenses	3	—	—	3
Store pre-opening costs	1	—	—	1
Operating income	3	47	—	50
Interest expense	62	—	—	62
Other (income) and expense, net	(11)	(3)	—	(14)
Intercompany charges (income)	16	(16)	—	—
Equity in earnings of subsidiaries	66	—	(66)	—
Income before income taxes	2	66	(66)	2
Provision for income taxes	—	13	(13)	—
Net income	$2	$53	$(53)	$2

Supplemental Condensed Consolidating Statement of Operations

	Six Months Ended July 31, 2010
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$1,518	$965	$(751)	$1,732
Cost of sales and occupancy expense	1,021	797	(751)	1,067
Gross profit	497	168	—	665
Selling, general, and administrative expense	414	64	—	478
Related party expenses	7	—	—	7
Store pre-opening costs	1	—	—	1
Operating income	75	104	—	179
Interest expense	138	—	—	138
Other (income) and expense, net	14	(3)	—	11
Intercompany charges (income)	31	(31)	—	—
Equity in earnings of subsidiaries	138	—	(138)	—
Income before income taxes	30	138	(138)	30
Provision for income taxes	18	57	(57)	18
Net income	$12	$81	$(81)	$12

Supplemental Condensed Consolidating Statement of Operations

	Six Months Ended August 1, 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$1,468	$950	$(759)	$1,659
Cost of sales and occupancy expense	1,021	796	(759)	1,058
Gross profit	447	154	—	601
Selling, general, and administrative expense	418	60	—	478
Related party expenses	7	—	—	7
Store pre-opening costs	2	—	—	2
Operating income	20	94	—	114
Interest expense	125	—	—	125
Other (income) and expense, net	(15)	(5)	—	(20)
Intercompany charges (income)	33	(33)	—	—
Equity in earnings of subsidiaries	132	—	(132)	—
Income before income taxes	9	132	(132)	9
Provision for income taxes	3	48	(48)	3
Net income	$6	$84	$(84)	$6

Supplemental Condensed Statement of Cash Flows

	Six Months Ended July 31, 2010
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net cash provided by operating activities	$21	$55	$(53)	$23

Investing activities:
Cash paid for property and equipment	(31)	(2)	—	(33)
Net cash used in investing activities	(31)	(2)	—	(33)

Financing activities:
Net repayments of long-term debt	(118)	—	—	(118)
Intercompany dividends	—	(53)	53	—
Other financing activities	(20)	—	—	(20)
Net cash used in financing activities	(138)	(53)	53	(138)

Decrease in cash and equivalents	(148)	—	—	(148)
Beginning cash and equivalents	207	10	—	217
Ending cash and equivalents	$59	$10	$—	$69

Supplemental Condensed Statement of Cash Flows

	Six Months Ended August 1, 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net cash provided by operating activities	$29	$58	$(57)	$30

Investing activities:
Cash paid for property and equipment	(16)	(1)	—	(17)
Net cash used in investing activities	(16)	(1)	—	(17)

Financing activities:
Net borrowings of long-term debt	14	—	—	14
Intercompany dividends	—	(57)	57	—
Other financing activities	(24)	—	—	(24)
Net cash used in financing activities	(10)	(57)	57	(10)

Increase in cash and equivalents	3	—	—	3
Beginning cash and cash equivalents	26	7	—	33
Ending cash and cash equivalents	$29	$7	$—	$36

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

Disclosure Regarding Forward-Looking Information

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, estimates, and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance or achievements to be materially different from anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to:

•              risks related to general economic conditions and the current financial crisis; if worldwide economic conditions deteriorate, or if recovery remains slow or prolonged, it could continue to adversely affect consumer confidence and retail spending, decreasing demand for our merchandise and adversely impact our results of operations, cash flows and financial condition;

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

General

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31.  All references herein to “fiscal 2010” relate to the 52 weeks ending January 29, 2011 and all references to “fiscal 2009” relate to the 52 weeks ended January 30, 2010. In addition, all references herein to “the second quarter of fiscal 2010” relate to the 13 weeks ended July 31, 2010 and all references to “the second quarter of fiscal 2009” relate to the 13 weeks ended August 1, 2009. Finally, all references to “the six months ended July 31, 2010” relate to the 26 weeks ended July 31, 2010, and “the six months ended August 1, 2009” relate to the 26 weeks ended August 1, 2009.

The following table sets forth certain of our unaudited operating data:

	Quarter Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Michaels stores:
Retail stores open at beginning of period	1,028	1,020	1,023	1,009
Retail stores opened during the period	5	3	10	14
Retail stores opened (relocations) during the period	—	—	7	4
Retail stores closed during the period	—	—	—	—
Retail stores closed (relocations) during the period	—	—	(7)	(4)
Retail stores open at end of period	1,033	1,023	1,033	1,023

Aaron Brothers stores:
Retail stores open at beginning of period	146	156	152	161
Retail stores opened during the period	—	—	—	—
Retail stores opened (relocations) during the period	—	—	—	—
Retail stores closed during the period	(1)	(1)	(7)	(6)
Retail stores closed (relocations) during the period	—	—	—	—
Retail stores open at end of period	145	155	145	155

Total store count at end of period	1,178	1,178	1,178	1,178

Other operating data:
Average inventory per Michaels store (in thousands) (1)	$823	$889	$823	$889
Comparable store sales (2)	2.3%	(0.8)%	3.6%	(1.4)%

(1)	Average inventory per Michaels store calculation excludes our Aaron Brothers stores.

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

	Quarter Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	62.5	64.6	61.6	63.8
Gross profit	37.5	35.4	38.4	36.2
Selling, general, and administrative expense	28.0	28.7	27.6	28.8
Related party expenses	0.5	0.4	0.4	0.4
Store pre-opening costs	0.1	0.1	0.1	0.1
Operating income	8.9	6.2	10.3	6.9
Interest expense	8.4	7.8	8.0	7.5
Other (income) and expense, net	0.5	(1.8)	0.6	(1.2)
Income before income taxes	—	0.2	1.7	0.6
Income tax provision	0.1	—	1.0	0.2
Net (loss) income	(0.1)%	0.2%	0.7%	0.4%

Quarter Ended July 31, 2010 Compared to the Quarter Ended August 1, 2009

Net Sales—Net sales increased for the second quarter of fiscal 2010 by $24 million, or 3.0%, over the second quarter of fiscal 2009 due primarily to an $18 million increase in comparable store sales. Comparable store sales increased 2.3% due to an increase in customer transactions of 1.4%, an increase in the average ticket of 0.8%, and a positive impact of 0.1% related to deferred custom framing revenue. The fluctuation in the exchange rates between the United States and Canadian dollars positively impacted the average ticket by 70 basis points. In addition, sales from our non-comparable new stores provided incremental revenue of $6 million.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense was $520 million, or 62.5% of net sales, for the second quarter of fiscal 2010 compared to $521 million, or 64.6% of net sales, for the second quarter of fiscal 2009. Cost of sales decreased $1 million, or 160 basis points, due to increases in direct imports and improved management of promotional and clearance markdowns. In addition, occupancy costs for the second quarter of fiscal 2010 were relatively flat compared to prior year and as a percentage of net sales, decreased 50 basis points primarily due to leveraging of fixed costs on an increase in comparable store sales.

Selling, General, and Administrative Expense—Selling, general, and administrative expense was $233 million or 28.0% of net sales, in the second quarter of fiscal 2010 compared to $232 million, or 28.7% of net sales, in the second quarter of fiscal 2009. Selling, general, and administrative expense decreased 70 basis points, as a percentage of net sales, due to increased payroll leverage on higher comparable store sales as well as lower group insurance expense as a result of initiatives to reduce the cost of medical insurance.

Related Party Expenses— Related party expenses were $4 million and $3 million in the second quarter of fiscal 2010 and fiscal 2009, respectively.  These costs consist of management fees and associated expenses paid to our Sponsors and Highfields.

Interest Expense—Interest expense for the quarter increased $8 million to $70 million as a result of increased interest rates associated with our amended credit facilities.

Other (Income) and Expense, net—Other expense in the second quarter of fiscal 2010 related to a $3 million unfavorable change in the fair value of our interest rate cap as more fully described in Note 5 to the consolidated financial statements and $1 million related to foreign exchange losses. Other income in the second quarter of fiscal 2009 related primarily to an $11 million favorable change in the fair value of the interest rate cap and $4 million related to foreign exchange gains.

Provision for Income Taxes— During the second quarter of fiscal 2010, we recorded a tax provision of $1 million, primarily due to additional expense related to discrete items. The effective tax rate was 19.5% for the second quarter of fiscal 2009.  As a result of our low income base for the second quarter of each of fiscal 2010 and fiscal 2009, our effective rate is highly sensitive to changes caused by discrete items and permanent differences (i.e. differences between book income and tax income that are not expected to reverse in future periods).

Six Months Ended July 31, 2010 Compared to the Six Months Ended August 1, 2009

Net Sales—Net sales increased for the first six months of fiscal 2010 by $73 million, or 4.4%, over the first six months of fiscal 2009 primarily due to a $59 million increase in comparable store sales. Comparable store sales increased 3.6% due to an increase in the average ticket of 2.2%, an increase in customer transactions of 1.3%, and a positive impact of 0.1% related to deferred custom framing revenue. The fluctuation in the exchange rates between the United States and Canadian dollars positively impacted the average ticket by 110 basis points. In addition, sales from our non-comparable new stores provided incremental revenue of $14 million.

Cost of Sales and Occupancy Expense— Cost of sales and occupancy expense increased $9 million to $1,067 million for the first six months of fiscal 2010 from $1,058 million for the first six months of fiscal 2009 as a result of the 3.6% increase in comparable store sales and an increase in sales from non-comparable new stores. Cost of sales and occupancy expense decreased 220 basis points as a percentage of net sales. We realized a 150 basis point decrease in cost of goods sold primarily due to increases in direct imports and improved management of promotional and clearance markdowns. In addition, occupancy costs for the first six months of fiscal 2010 were relatively flat compared to prior year and as a percentage of net sales, decreased 70 basis points primarily due to leveraging of fixed costs on the increase in comparable store sales.

Selling, General, and Administrative Expense—Selling, general, and administrative expense was flat compared to prior year at $478 million and decreased to 27.6% of net sales for the first six months of fiscal 2010 compared to 28.8% of net sales for the first six months of fiscal 2009. Selling, general, and administrative expense was consistent with the prior year as increases in costs related to operating ten additional Michaels stores during the first six months of fiscal 2010 and increased performance based bonus expense driven by higher anticipated profitability for fiscal 2010 were offset by a decrease in depreciation expense caused by lower capital expenditures over the last several years and lower group insurance expense due to initiatives to reduce the cost of medical insurance. As a percentage of net sales, selling, general, and administrative expense decreased 120 basis points due to increased advertising and payroll leverage on higher comparable store sales as well as lower group insurance and depreciation expense as indicated above.

Related Party Expenses—Related party expenses were $7 million for the first six months of each of fiscal 2010 and fiscal 2009, consisting of management fees and associated expenses paid to our Sponsors and Highfields.

Interest Expense—Interest expense increased $13 million for the six months ended July 31, 2010 compared to the six months ended August 1, 2009, as a result of increased interest rates associated with our amended credit facilities.

Other (Income) and Expense, net—Other expense for the first six months of fiscal 2010 related to a $13 million unfavorable change in the fair value of our interest rate cap, partially offset by $2 million related to foreign exchange gains. Other income for the first six months of fiscal 2009 related to a $15 million favorable change in the fair value of the interest rate cap and $5 million related to foreign exchange gains.

Provision for Income Taxes—The effective tax rate was 59.8% for the first six months of fiscal 2010. The rate was higher than the federal tax rate due primarily to additional expense to correct the federal deferred tax liability relating to state income taxes.  The effective tax rate was 36.6% for the first six months of fiscal 2009. We currently estimate our annualized effective tax rate for fiscal 2010 to be 41%, including a 2.7% unfavorable impact from the deferred tax liability correction recorded during the first quarter of fiscal 2010.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, inventory for new stores, and inventory replenishment for existing stores, to service our outstanding debt, and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities, and funds available under our Amended asset-based revolving credit facility will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and future growth for the foreseeable future. Our Amended asset-based revolving credit facility provides senior secured financing of up to $1.1 billion, subject to a borrowing base. As of July 31, 2010, the borrowing base was $661 million, which supported $53 million of outstanding letters of credit and provided $608 million of excess availability. Our cash and equivalents decreased $148 million from $217 million at January 30, 2010 to $69 million at July 31, 2010.

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

Cash Flow from Operating Activities

Cash flow provided by operating activities during the first six months of fiscal 2010 was $23 million compared to $30 million during the first six months of fiscal 2009. The $7 million change was primarily due to an unfavorable impact in accrued liabilities, due to higher bonus payments made during the first quarter of fiscal 2010, partially offset by the change in merchandise inventories compared to last year.

Average inventory per Michaels store (including supporting distribution centers) decreased 7.4% from $889,000 at August 1, 2009 to $823,000 at July 31, 2010 primarily due to a planned reduction of store inventory levels. We anticipate average inventory per Michaels store at the end of fiscal 2010 to be down compared to the end of fiscal 2009.

Cash Flow used in Investing Activities

Cash flow used in investing activities was primarily the result of the following capital expenditure activities:

	Six Months Ended
	July 31,	August 1,
	2010	2009
	(in millions)
New and relocated stores and stores not yet opened (1)	$11	$7
Existing stores	10	5
Information systems	9	4
Corporate and other	3	1
	$33	$17

(1)          In the first six months of fiscal 2010, we incurred capital expenditures related to the opening of ten Michaels stores in addition to the relocation of seven Michaels stores. In the first six months of fiscal 2009, we incurred capital expenditures related to the opening of 14 Michaels stores in addition to the relocation of four Michaels stores.  In fiscal 2009, we opened the majority of our stores in locations where the landlord paid to build the stores to our specifications. During fiscal 2010, we have opened a greater number of stores in locations where we paid to build the stores to our specifications. As a result, our capital expenditures for new and relocated stores have increased in the first six months of fiscal 2010 compared to the first six months of fiscal 2009. This trend may continue in future years.

Cash Flow used in Financing Activities

Cash flow used in financing activities during the first six months of fiscal 2010 was $138 million compared to $10 million during the first six months of fiscal 2009. The $128 million change was primarily due to the fiscal 2009 excess cash flow payment on our Senior secured term loan facility of $118 million and $19 million in debt issuance costs related to the amendment to the asset-based revolving credit facility, both of which were paid during the first quarter of fiscal 2010.

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

The table below shows a reconciliation of EBITDA and Adjusted EBITDA to net income and net cash provided by operating activities.

	Quarter Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009

Net cash (used in) provided by operating activities	$(4)	$28	$23	$30
Depreciation and amortization	(26)	(28)	(52)	(58)
Share-based compensation	(2)	(2)	(4)	(4)
Debt issuance costs amortization	(4)	(4)	(9)	(8)
Accretion of subordinated discount notes	(12)	(11)	(24)	(22)
Change in fair value of interest rate cap	(3)	11	(13)	15
Changes in assets and liabilities	50	8	91	53
Net (loss) income	(1)	2	12	6
Interest expense	70	62	138	125
Income tax provision	1	—	18	3
Depreciation and amortization	26	28	52	58
EBITDA	96	92	220	192
Adjustments:
Share-based compensation	2	2	4	4
Sponsor Fees	4	3	7	7
Termination expense	—	—	—	3
Pre-opening costs	—	—	1	1
Foreign currency translation loss (gain)	1	(4)	(2)	(5)
Store closing costs	—	2	1	3
Loss (gain) on interest rate cap	3	(11)	13	(15)
Other (1)	—	1	—	2
Adjusted EBITDA	$106	$85	$244	$192

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to fluctuations in exchange rates between the US and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, costs and expenses of our Canadian subsidiaries, when translated into US dollars, can fluctuate due to exchange rate movement. As of July 31, 2010, a 10% increase or decrease in the exchange rate of the US and Canadian dollar would not materially affect net income.

We have market risk exposure arising from changes in interest rates on our Senior secured term loan facility. The interest rates on our Senior Credit Facilities will reprice periodically, which will impact our earnings and cash flow. The interest rates on our notes are fixed.  Based on our overall interest rate exposure to variable rate debt outstanding as of July 31, 2010, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by approximately $22 million. A 1% increase in interest rates would decrease the fair value of our long-term fixed rate debt by approximately $51 million. A 1% decrease in interest rates would increase the fair value of our long-term fixed rate debt by approximately $53 million.  A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

During the first quarter of fiscal 2009, we purchased an interest rate cap to limit the variability of cash flows associated with our interest payments on our Senior secured term loan that result from fluctuations in the three-month LIBOR rate. The cap limits our interest exposure on a notional value of $2.0 billion to the lesser of the three-month LIBOR rate or 7.0%.  The term of the cap is from April 15, 2009 through April 15, 2015. The fair value of the cap as of July 31, 2010 was $5 million and is included in Other assets on the Consolidated Balance Sheets. The change in fair value of the cap for the quarter and six months ended July 31, 2010, resulted in a loss of $3 million and $13 million, respectively, and is recorded in Other (income) and expense, net in the Consolidated Statements of Operations. A 1% increase in the interest rates would increase income before income taxes by approximately $12 million. A 1% decrease in the interest rates would decrease income before income taxes by approximately $4 million.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

MICHAELS STORES, INC.

Part II—OTHER INFORMATION

Item 1.  Legal Proceedings.

Information regarding legal proceedings is incorporated herein by reference from Note 8 to our Consolidated Financial Statements.

Item 6.  Exhibits.

(a) Exhibits:

Exhibit Number	Description of Exhibit
31.1	Certifications of John B. Menzer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Richard S. Jablonski pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

MICHAELS STORES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAELS STORES, INC.

	By:	/s/ Richard S. Jablonski
Richard S. Jablonski
Vice President — Financial Planning and Analysis and Interim Controller
(Principal Accounting Officer)

Dated: August 27, 2010

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certifications of John B. Menzer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Richard S. Jablonski pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).