Form 10-Q
period 2010-10-30
MICHAELS STORES INC
filed 2010-11-23
CIK 740670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

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

As of November 19, 2010, 118,929,218 shares of the Registrant’s Common Stock were outstanding.

*The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

MICHAELS STORES, INC.
FORM 10-Q

MICHAELS STORES, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	October 30,	January 30,	October 31,
	2010	2010	2009
ASSETS
Current assets:
Cash and equivalents	$115	$217	$49
Merchandise inventories	1,004	873	1,039
Prepaid expenses and other	78	72	83
Deferred income taxes	41	45	41
Income tax receivable	48	—	12
Total current assets	1,286	1,207	1,224
Property and equipment, at cost	1,304	1,257	1,236
Less accumulated depreciation	(1,002)	(940)	(911)
Property and equipment, net	302	317	325
Goodwill	95	94	94
Debt issuance costs, net of accumulated amortization of $57, $56, and $52, respectively	78	70	73
Deferred income taxes	8	1	16
Other assets	7	21	28
Total non-current assets	188	186	211
Total assets	$1,776	$1,710	$1,760

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$324	$231	$274
Accrued liabilities and other	361	355	353
Current portion of long-term debt	1	119	139
Income taxes payable	2	11	1
Current liabilities - discontinued operations	—	1	1
Total current liabilities	688	717	768
Long-term debt	3,764	3,684	3,772
Deferred income taxes	2	—	—
Other long-term liabilities	86	80	78
Long-term liabilities - discontinued operations	—	—	1
Total long-term liabilities	3,852	3,764	3,851
Total liabilities	4,540	4,481	4,619
Commitments and contingencies
Stockholders’ deficit:
Common Stock, $0.10 par value, 220,000,000 shares authorized;
118,419,850 shares issued and outstanding at October 30, 2010;
118,387,229 shares issued and outstanding at January 30, 2010;
118,387,229 shares issued and outstanding at October 31, 2009	12	12	12
Additional paid-in capital	41	35	34
Accumulated deficit	(2,824)	(2,824)	(2,911)
Accumulated other comprehensive income	7	6	6
Total stockholders’ deficit	(2,764)	(2,771)	(2,859)
Total liabilities and stockholders’ deficit	$1,776	$1,710	$1,760

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

(Unaudited)

	Quarter Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Net sales	$968	$929	$2,700	$2,588
Cost of sales and occupancy expense	592	582	1,659	1,640
Gross profit	376	347	1,041	948
Selling, general, and administrative expense	269	259	747	737
Related party expenses	3	4	10	11
Store pre-opening costs	2	—	3	2
Operating income	102	84	281	198
Interest expense	69	62	207	187
Loss on early extinguishment of debt	53	—	53	—
Other (income) and expense, net	1	(1)	12	(21)
(Loss) income before income taxes	(21)	23	9	32
(Benefit) provision for income taxes	(9)	8	9	11
Net (loss) income	$(12)	$15	$—	$21

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	October 30,	October 31,
	2010	2009
Operating activities:
Net income	$—	$21
Adjustments:
Depreciation and amortization	77	86
Share-based compensation	6	6
Debt issuance costs amortization	14	13
Accretion of subordinated discount notes	37	33
Change in fair value of interest rate cap	15	(16)
Loss on early extinguishment of debt	53	—
Changes in assets and liabilities:
Merchandise inventories	(131)	(133)
Prepaid expenses and other	(6)	(14)
Deferred income taxes and other	(1)	(12)
Accounts payable	97	54
Accrued interest	(9)	33
Accrued liabilities and other	18	42
Income taxes receivable, net	(57)	(11)
Other long-term liabilities	2	4
Net cash provided by operating activities	115	106

Investing activities:
Business acquisition	(2)	—
Additions to property and equipment	(61)	(26)
Net cash used in investing activities	(63)	(26)

Financing activities:
Issuance of senior notes due 2018	794	—
Repayments on senior notes due 2014	(791)	—
Repayments on senior secured term loan facility	(118)	(18)
Borrowings on asset-based revolving credit facility	13	621
Payments on asset-based revolving credit facility	(13)	(655)
Payment of debt issuance costs	(34)	—
Change in cash overdraft	(4)	(12)
Other	(1)	—
Net cash used in financing activities	(154)	(64)

(Decrease) increase in cash and equivalents	(102)	16
Cash and equivalents at beginning of period	217	33
Cash and equivalents at end of period	$115	$49

Supplemental Cash Flow Information:
Cash paid for interest.	$164	$109
Cash paid for income taxes	$64	$22
Non-cash investing activity:
Contingent consideration liability	$4	$—

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended October 30, 2010

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

Because of the seasonal nature of our business, the results of operations for the three and nine months ended October 30, 2010 are not indicative of the results to be expected for the entire year.

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. All references herein to “fiscal 2010” relate to the 52 weeks ending January 29, 2011, and all references to “fiscal 2009” relate to the 52 weeks ended January 30, 2010. In addition, all references herein to “the third quarter of fiscal 2010” relate to the 13 weeks ended October 30, 2010 and all references to “the third quarter of fiscal 2009” relate to the 13 weeks ended October 31, 2009. Finally, all references to “the nine months ended October 30, 2010” relate to the 39 weeks ended October 30, 2010, and “the nine months ended October 31, 2009” relate to the 39 weeks ended October 31, 2009.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures About Fair Value Measurements” an amendment to Accounting Standards Codification (“ASC”) topic 820, “Fair Value Measurements and Disclosures.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) separately disclosing the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describing the reasons for the transfers and (ii) presenting separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. We adopted all requirements of ASU 2010-06 related to significant transfers in and out of Level 1 and Level 2 fair value measurements on January 31, 2010, with no material impact on our consolidated financial statements. See Note 6 for further information regarding fair value measurements. We will adopt the new disclosure requirements related to the Level 3 activity on January 30, 2011, with no material impact expected on our consolidated financial statements.

Note 2.  Share-Based Compensation

The 2006 Equity Incentive Plan (“2006 Plan”) provides for the grant of share-based awards exercisable for up to 14.2 million shares of Common Stock. As of October 30, 2010, there were 9.9 million stock option awards outstanding. In addition, there were a total of 619,483 shares of restricted stock outstanding under the 2006 Plan, of which 110,115 are vested. 3.7 million shares of Common Stock remain available for grant under the 2006 Plan. The table below sets forth a summary of stock option activity:

Nine Months Ended
October 30, 2010
(in millions)

Outstanding at beginning of period	9.5
Grants	1.3
Canceled/Forfeited	(0.9)
Outstanding at end of period	9.9

Generally, awards granted under the 2006 Plan vest ratably over five years and expire eight years from the grant date. The exercise prices of the options range from $7.50 per share to $22.50 per share, as determined by the Board of Directors. Share-based compensation expense associated with the stock options and the restricted stock was approximately $2 million for the third quarter of each of fiscal 2010 and fiscal 2009, and $6 million during each of the nine months ended October 30, 2010 and October 31, 2009.

Note 3. Debt

Our outstanding debt is detailed in the table below. We were in compliance with the terms and conditions of all debt agreements for all periods presented.

	October 30, 2010	January 30, 2010	October 31, 2009
	(in millions)

Senior secured term loan	$2,156	$2,274	$2,280
Senior notes	794	750	750
Senior subordinated notes	400	400	400
Subordinated discount notes	414	377	365
Asset-based revolving credit facility	—	—	114
Other	1	2	2

Total debt	3,765	3,803	3,911

Less current portion	1	119	139

Long-term debt	$3,764	$3,684	$3,772

10% Senior Notes due 2014

On October 6, 2010, we commenced a tender offer and consent solicitation related to our 10% Senior Notes due 2014 (“2014 Senior Notes”). Pursuant to the consent solicitation, we received tenders and consents from the holders of $658,593,000, or approximately 87.81%, of the 2014 Senior Notes before the consent payment deadline, October 20, 2010, at 5:00 p.m. Eastern time (the “Consent Date”). The consents received exceeded the number needed to approve the proposed amendments to the indenture governing the 2014 Senior Notes (the “2014 Senior Indenture”). The amendments to the 2014 Senior Indenture eliminated substantially all of the affirmative and restrictive covenants contained in the 2014 Senior Indenture and the 2014 Senior Notes (other than, among other covenants, the covenant to pay interest and premium, if any, on, and principal of, the 2014 Senior Notes when due) and certain events of default, and modified or eliminated certain other provisions contained in the 2014 Senior Indenture and the 2014 Senior Notes.

Pursuant to the terms of the tender offer, we accepted for payment all 2014 Senior Notes tendered on or prior to the Consent Date, and holders who tendered such 2014 Senior Notes received $1,055.00 per $1,000 in principal amount of the 2014 Senior Notes validly tendered. On October 21, 2010, we also (i) instructed the trustee under the 2014 Senior Indenture (the “2014 Senior Notes Trustee”) to deliver a notice of redemption to the holders of the remaining outstanding 2014 Senior Notes and (ii) deposited cash with the 2014 Senior Notes Trustee to satisfy and discharge the 2014 Senior Indenture and to fund the redemption of the remaining outstanding 2014 Senior Notes at a price equal to 105% plus the payment of accrued interest through the date of redemption, November 22, 2010. As a result, the 2014 Senior Indenture was discharged.

In accordance with ASC 470, Debt, we recorded a loss of $53 million related to the early extinguishment of our 2014 Senior Notes.  The $53 million loss is comprised of $41 million tender and call premiums and the write-off of $12 million for the remaining unamortized debt issuance costs.

7 ¾% Senior Notes due 2018

On October 21, 2010, we issued $800.0 million aggregate principal amount of 7 ¾% Senior Notes that mature on November 1, 2018 (the “2018 Senior Notes”) and were sold at a discounted price of 99.262% of face value. The 2018 Senior Notes are guaranteed, jointly and severally, on an unsecured senior basis, by each of our subsidiaries that guarantee indebtedness under our amended and restated senior secured asset-based revolving facility and senior secured term loan facility (the “Senior Secured Credit Facilities”).

The 2018 Senior Notes and the guarantees thereof are our and the guarantors’ unsecured senior obligations and rank senior in right of payment to all of our and the guarantors’ existing and future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the 2018 Senior Notes (including the senior subordinated notes due 2016 and the subordinated discount notes due 2016, as described in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010); rank equally in right of payment to all of our and the guarantors’ existing and future debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the 2018 Senior Notes; and are effectively subordinated in right of payment to all of our and the guarantors’ existing and future secured debt (including obligations under the Senior Secured Credit Facilities), to the extent of the value of the assets securing such debt, and are structurally subordinated to all obligations of our subsidiaries that are not guarantors of the 2018 Senior Notes.

At any time prior to November 1, 2014, we may redeem all or a part of the 2018 Senior Notes at a redemption price equal to 100% of the principal amount of the 2018 Senior Notes redeemed plus the Applicable Premium (as defined in the indenture governing the 2018 Senior Notes (the “2018 Senior Indenture”)) and accrued and unpaid interest and Additional Interest (as defined in the 2018 Senior Indenture), if any, to the date of redemption, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date.

On and after November 1, 2014, the Company may redeem the 2018 Senior Notes, in whole or in part, upon notice, at the redemption prices (expressed as percentages of principal amount of the 2018 Senior Notes to be redeemed) set forth below, plus accrued and unpaid interest thereon and Additional Interest, if any, to the applicable date of redemption if redeemed during the twelve-month period beginning on November 1 of each of the years indicated below:

Year	Percentage
2014	103.875%
2015	101.938%
2016 and thereafter	100.000%

In addition, until November 1, 2013 we may, at our option, on one or more occasions redeem up to 35% of the aggregate principal amount of the 2018 Senior Notes (including the aggregate principal amount of the 2018 Senior Notes issued after the issue date) at a redemption price equal to 107.750% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon and Additional Interest, if any, to the applicable date of redemption, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of one or more Equity Offerings (as defined in the 2018 Senior Indenture); provided that at least 50% of the sum of the aggregate principal amount of the 2018 Senior Notes originally issued under the 2018 Senior Indenture and any 2018 Senior Notes that are issued under the 2018 Senior Indenture after the issue date remains outstanding immediately after the occurrence of each such redemption; provided further that each such redemption occurs within 90 days of the date of closing of each such Equity Offering.

Upon a change in control we are required to offer to purchase all of the 2018 Senior Notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest.

The 2018 Senior Notes Indenture contains covenants limiting, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries to:

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

•                  merge or consolidate with another company; and

•                  sell or otherwise transfer assets.

The 2018 Senior Indenture also provides for events of default, which, if certain of them occur, would permit the trustee under the 2018 Senior Indenture or holders of at least 25% in principal amount of the then outstanding 2018 Senior Notes to declare the principal, premium, if any, interest and any other monetary obligations on all the then outstanding 2018 Senior Notes to be due and payable immediately.

In accordance with ASC 470, we recorded $15 million in debt issuance costs that will be amortized as interest expense over the life of the 2018 Senior Notes.

Asset-based revolving credit facility

On February 18, 2010, we entered into an agreement to amend and restate various terms of the then existing asset-based revolving credit facility dated as of October 31, 2006 (the “Amended Asset-based revolving credit facility”).

The Amended Asset-based revolving credit facility extended an aggregate amount of $850 million of the tranche A commitments and $50 million of the FILO (as defined below) commitments, with respect to certain lenders (the “Extending Lenders”), from October 31, 2011 to the earlier of April 15, 2014, or 45 days prior to the maturity date of any class of term loans in the Company’s senior secured term loan facility (the “Extended Maturity Date”). The remaining $202 million of commitments from the other lenders under the existing asset-based revolving credit facility (the “Non-Extending Lenders”) shall terminate on October 31, 2011. Simultaneously with entering into the Amended Asset-based revolving credit facility, the Company exercised its ability to increase tranche A commitments in the aggregate amount of $152 million.

On October 1, 2010, we elected to permanently terminate the $202 million of commitments from the Non-Extending Lenders. The $850 million of the tranche A commitments and $50 million of the FILO commitments remain unaffected.

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

The Amended Asset-based revolving credit facility provides us with the right to request up to $200 million of additional commitments under this facility, of which $48 million remains available, prior to October 31, 2011.  The lenders under this facility are not under any obligation to provide any such additional commitments, and any increase in commitments is subject to customary conditions precedent.  If we were to request any such additional commitments, and the existing lenders or new lenders were to agree to provide such commitments on or after October 31, 2011, the tranche A commitments under the Amended Asset-based revolving credit facility could be increased to up to $1.2 billion less the FILO commitments. However, our ability to borrow under this facility would still be limited by the amount of the borrowing base.

Borrowings under the Amended Asset-based revolving credit facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate subject to certain adjustments plus 1.00% or (b) a LIBOR rate subject to certain adjustments, in each case plus an applicable margin. The initial applicable margin is (a) 2.50% for non-FILO base rate borrowings and 3.50% for non-FILO LIBOR borrowings and (b) 4.50% for FILO base rate borrowings and 5.50% for FILO LIBOR borrowings. The applicable margin is subject to adjustment each fiscal quarter based on the excess availability under the Amended Asset-based revolving credit facility.  Same-day borrowings bear interest at a rate per annum equal to a base rate determined by reference to the highest of (a) the prime rate of Bank of America, N.A., (b) the federal funds effective rate plus 0.50% and (c) a LIBOR rate subject to certain adjustments plus 1.00%, in each case, plus an applicable margin. The initial applicable margin with respect to same-day borrowings is 2.50%.

We are required to pay a commitment fee of 0.625% per annum on the unutilized commitments under the Amended Asset-based revolving credit facility.  We must also pay customary letter of credit fees and agency fees.

If, at any time, the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Amended Asset-based revolving credit facility exceeds the lesser of (i) the commitment amount or (ii) the borrowing base, we will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount.  If the amount available under the Amended Asset-based revolving credit facility is less than $75 million at any time, or for five consecutive business days is less than the greater of $100 million and 15% of the lesser of the (i) then borrowing base and (ii) Revolving Credit Ceiling (as defined below), or if certain events of default have occurred, we will be required to repay outstanding loans and cash collateralize letters of credit with the cash we are required to deposit daily in a collection account maintained with the agent under the Amended Asset-based revolving credit facility. We may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty other than customary breakage costs with respect to LIBOR loans. There is no scheduled amortization under the Amended Asset-based revolving credit facility; the principal amount of the loans outstanding is due and payable in full on the Extended Maturity Date.

We must not permit excess availability at any time to be less than the greater of (a) $75 million and (b) 10% of the lesser of (1) the then borrowing base under the Amended Asset-based revolving credit facility or (2) $900 million (as reduced or increased in accordance with the terms of the Amended Asset-based credit facility, the “Revolving Credit Ceiling”). In addition, (a) for the period of thirty consecutive days preceding our termination of the tranche A commitments of the Non-Extending Lenders and (b) on a projected pro forma basis, giving effect to such termination of commitments, for the six-month period following such termination of commitments, we must not permit excess availability at any time to be less than $125 million. Excess availability under the Amended Asset-based revolving credit facility means the lesser of (a) the Revolving Credit Ceiling minus the outstanding credit extensions and (b) the then borrowing base minus the outstanding credit extensions.

Although the Amended Asset-based revolving credit facility does not require us to comply with any financial ratio maintenance covenants, it does contain a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of its subsidiaries to:

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

In the first quarter of fiscal 2010, we recorded $19 million in debt issuance costs related to the amendment to the asset-based revolving credit facility that is being amortized as interest expense over the life of the Amended Asset-based revolving credit facility in accordance with ASC 470. In addition, we are amortizing $5 million of the unamortized debt issuance costs related to the asset-based revolving credit facility over the revised life.

As of October 30, 2010, the borrowing base was $845 million, of which we had no outstanding borrowings, $50 million of outstanding letters of credit, and $795 million of excess availability.

Note 4.  Comprehensive (Loss) Income

Our comprehensive (loss) income, net of related tax, is as follows:

	Quarter Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
	(in millions)

Net (loss) income	$(12)	$15	$—	$21
Other comprehensive (loss) income:
Derivative loss	—	(1)	—	(4)
Foreign currency translation adjustment and other	—	—	1	5
Comprehensive (loss) income	$(12)	$14	$1	$22

Accumulated other comprehensive (loss) income, net of tax, is reflected in the Consolidated Balance Sheets as follows:

(in millions)	Foreign Currency Translation and Other
Balance at January 30, 2010	$6
Foreign currency translation adjustment	1
Balance at October 30, 2010	$7

Note 5.  Derivative Instruments

We are exposed to fluctuations in interest rates on our Senior secured term loan. During the first quarter of fiscal 2009, we purchased an interest rate derivative with the objective to cap our exposure to interest rate increases on our Senior secured term loan that result from fluctuations in the three-month LIBOR rate. The cap limits our interest exposure on a notional value of $2.0 billion to the lesser of the three-month LIBOR rate or 7.0%.  The term of the cap extends to the first quarter of fiscal 2015. The interest rate cap does not qualify for hedge accounting under ASC 815, Derivatives and Hedging. The fair value of the cap as of October 30, 2010, January 30, 2010 and October 31, 2009 was $3 million, $18 million and $25 million, respectively, and is included in Other assets on the Consolidated Balance Sheets. The change in fair value of the cap for the quarter and nine months ended October 30, 2010, resulted in a loss of $2 million and $15 million, respectively. The change in fair value of the cap for the quarter and nine months ended October 31, 2009, resulted in a gain of $1 million and $16 million, respectively. These amounts are recorded in Other (income) and expense, net in the Consolidated Statements of Operations.

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

•                  Level 3 — Instruments whose significant inputs are unobservable.

The following table presents net financial assets (liabilities) accounted for at fair value on a recurring basis as of October 30, 2010 (in millions):

	Level 1	Level 2	Level 3	Total
Interest rate cap	$—	$3	$—	$3
Contingent consideration	$—	$—	$(4)	$(4)

The interest rate cap is measured using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  The fair value of the interest rate cap is determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. See Note 5 for additional information on our derivative instruments.

In connection with the acquisition of ScrapHD (see Note 10), the Company has a contingent obligation, to be paid in cash, to the owners of ScrapHD, LLC based on future operating performance. The fair value of this contingent consideration is determined using an expected present value technique. Expected operating results are determined using the probability-weighted average of possible outcomes that would occur should certain financial metrics be reached. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the future financial performance of the business to estimate the fair value of the liability which was then discounted to present value using the weighted average cost of capital. The weighted average cost of capital was derived from comparable companies and management’s estimates. The contingent consideration was established at the time of acquisition and will be evaluated at each reporting period. There have been no changes to the fair value since the acquisition date of September 15, 2010. The liability is recorded in other long-term liabilities on the Consolidated Balance Sheets.

We apply fair value techniques on a non-recurring basis for the establishment of potential impairment loss related to goodwill pursuant to ASC 350, Intangibles—Goodwill and Other and determining the fair value of long-lived assets pursuant to ASC 360, Property, Plant, and Equipment. During the nine months ended October 30, 2010, there were no events or changes in circumstances indicating the carry amounts of our long-lived assets may not be recoverable.

The table below provides the carrying and fair values of our loan and notes. The fair value of these debt instruments were determined based on quoted market prices or recent trades.

	Carrying Value	Fair Value
	(in millions)
Senior secured term loan	$2,156	$2,107
Senior notes	794	791
Senior subordinated notes	400	442
Subordinated discount notes	414	406

Note 7.  Income Taxes

During the third quarter of fiscal 2010, we recorded a tax benefit of $9 million at an effective rate of 41.4%. During the third quarter of fiscal 2009, we recorded a tax provision of $8 million at an effective rate of 33.2%.

For the nine months ended October 30, 2010, we recorded a tax provision of $9 million primarily due to additional expense to correct the federal deferred tax liability relating to state income taxes and other discrete items. We currently estimate our annualized effective tax rate for fiscal 2010 to be 41%, including a 3.2% unfavorable impact from the deferred tax liability correction recorded during the first quarter of fiscal 2010. The effective tax rate was 34.2% for the first nine months of fiscal 2009.

Note 8.  Commitments and Contingencies

We are involved in ongoing legal and regulatory proceedings.  Other than those described in the following paragraphs, there were no material changes to our disclosures of commitments and contingencies from our Annual Report on Form 10-K for the fiscal year ended January 30, 2010 and our Quarterly Reports on Form 10-Q for the quarterly periods ended May 1, 2010 and July 31, 2010.

Employee Claims

Adams Claim

On April 22, 2009, 129 individuals commenced an action against the Company styled Adams, et. al. v. Michaels Stores, Inc. in the United States District Court for the Central District of California. The Adams suit alleges that Michaels failed to pay overtime wages, provide meal and rest periods (or compensation in lieu thereof), accurately record hours worked and provide itemized employee wage statements. The Adams suit additionally alleges that the foregoing conduct was in breach of California’s unfair competition law. Similar claims were subsequently filed by an additional eight individuals.  The plaintiffs seek injunctive relief, damages for unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs. A number of the individual plaintiff claims have been settled for immaterial amounts. We believe we have meritorious defenses and intend to defend the lawsuits vigorously.

Jorud Claim

On May 20, 2009, Kara Jorud, a former Michaels’ store manager, commenced a lawsuit against Michaels Stores, Inc., alleging numerous causes of action including interference with her rights under the Family and Medical Leave Act (‘‘FMLA’’) and retaliation and discrimination in violation of the FMLA and the Americans with Disabilities Act and Florida Civil Rights Act. The plaintiff also alleged that she was subjected to a hostile work environment. The case was tried to a jury in West Palm Beach, Florida in August, 2010 and the jury awarded damages to the plaintiff of approximately $8 million. We subsequently filed a post-trial brief asking the court to dismiss certain claims and addressing plaintiff’s request for front-pay and liquidated damages. In the interim, we have reached a settlement with the plaintiff for an amount that the Company does not deem to be material.

Tijero and Godfrey Consolidated Claim

On February 12, 2010, the Company was served with a lawsuit filed on May 7, 2009 by Jose Tijero, a former assistant manager for Aaron Brothers as a purported class action proceeding on behalf of himself and all current and former hourly retail employees employed by Aaron Brothers in California. On July 12, 2010,  the Company was served with a lawsuit filed on July 9, 2010 by Amanda Godfrey, a former Aaron Brothers’ hourly employee alleging similar allegations as in the Tijero suit. On October 15, 2010, the cases were consolidated and refiled in the United States District Court-Northern District of California. These suits allege that Aaron Brothers failed to pay all wages and overtime, failed to provide its hourly employees with adequate meal and rest breaks (or compensation in lieu thereof), failed to timely pay final wages, unlawfully withheld wages and failed to provide accurate wage statements and further alleges that the foregoing conduct was in breach of various law including California’s unfair competition law. The plaintiff seeks injunctive relief, compensatory damages, meal and rest break penalties, waiting time penalties, interest, and attorneys’ fees and costs. We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We are unable to estimate a range of loss, if any, in this case.

Consumer Class Action Claims

Carson Claim

On August 15, 2008, Linda Carson, a consumer, filed a purported class action proceeding against Michaels Stores, Inc. in the Superior Court of California, County of San Diego, on behalf of herself and all similarly-situated California consumers. The Carson suit alleges that Michaels unlawfully requested and recorded personally identifiable information (i.e., her zip code) as part of a credit card transaction. The plaintiff sought statutory penalties, costs, interest, and attorneys’ fees. We contested certification of this claim as a class action and filed a motion to dismiss the claim. On March 9, 2009, the Court dismissed the case with prejudice. The plaintiff appealed this decision to the California Court of Appeal for the Fourth District, San Diego. On July 22, 2010, the Court of Appeal upheld the dismissal of the case. The plaintiff appealed this decision to the Supreme Court of California. On September 29, 2010, the Supreme Court granted the plaintiff’s petition for review, however, it stayed any further proceedings in the case until another similar zip code case pending before the court, Pineda v. Williams-Sonoma, is decided.

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

On July 29, 2010, the SEC filed a civil enforcement action in federal district court for the Southern District of New York against Charles Wyly, Sam Wyly and others alleging, among other things, violations of various federal securities laws, including those governing ownership reporting and trading of securities, in connection with the non-U.S. trusts and their subsidiaries. Additional information may be obtained at the SEC’s website. Charles Wyly, Sam Wyly and their attorney Michael French, a former director of the Company, have requested indemnification from the Company with respect to these matters. The Company is currently assessing the Wylys’ claim and French’s claim.

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

Our chief operating decision makers evaluate historical operating performance, plan and forecast future periods’ operating performance based on earnings before interest, income taxes, depreciation and amortization (“EBITDA”). We believe EBITDA represents the financial measure that more closely reflects the operating effectiveness of factors over which management has control. As such, an element of base incentive compensation targets for certain management personnel are based on EBITDA. A reconciliation of EBITDA to (loss) income before income taxes is presented below.

	Quarter Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
	(in millions)

(Loss) income before income taxes	$(21)	$23	$9	$32
Interest expense	69	62	207	187
Loss on early extinguishment of debt	53	—	53	—
Depreciation and amortization	25	28	77	86
EBITDA	$126	$113	$346	$305

Our sales and assets by country are as follows:

	Quarter Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
	(in millions)		(in millions)
Net Sales:
United States	$882	$850	$2,467	$2,387
Canada	86	79	233	201
Consolidated Total	$968	$929	$2,700	$2,588

Total Assets:
United States	$1,678	$1,657	$1,678	$1,657
Canada	98	103	98	103
Consolidated Total	$1,776	$1,760	$1,776	$1,760

Note 10.  Business Combination

On September 15, 2010, the Company acquired certain assets related to the online scrapbooking application created by ScrapHD, LLC, an Illinois limited liability company (“ScrapHD”).  The application allows customers to work online to create digital scrapbooks that they can print at home or have bound into a professional book.  Pursuant to the acquisition, we purchased 100% of the proprietary software and intellectual property assets necessary to operate the online scrapbooking application.

The total consideration for the ScrapHD acquisition is currently estimated at $6 million, which is comprised of $2 million cash consideration paid at closing and an additional contingent consideration arrangement currently valued at $4 million. The potential payment that we could be required to make under the contingent consideration arrangement ranges from $0 to $10 million. The contingent consideration arrangement requires Michaels to pay the owners of ScrapHD an amount equal to (i) the operating performance of ScrapHD for, at the owners’ option, the 52 weeks ended January 28, 2012 (“Fiscal 2011”) or the 53 weeks ended February 3, 2013 (“Fiscal 2012”) minus (ii) the cash consideration paid at closing, up to a maximum amount of $10 million. If the owners of ScrapHD elect to designate Fiscal 2012 as the designated fiscal year, the operating performance of ScrapHD will be multiplied by a fraction, the numerator of which is 52 and the denominator of which is 53 due to Fiscal 2012 containing a 53rd week. As of October 30, 2010, services provided by the ScrapHD acquisition had not been placed into operation.

The total purchase price was allocated to the tangible and identifiable assets acquired based on their estimated fair value at the acquisition date. The ScrapHD acquisition resulted in $1 million of goodwill, of which none is expected to be deductible for income tax purposes. The goodwill recognized is primarily the result of synergies and economies of scale expected to arise from combining the operations of the Company and ScrapHD.

The following table summarizes the acquisition date fair value of the assets acquired (in millions):

Software intangible asset	$4
Non-compete agreements	1
Goodwill	1
Assets acquired	$6

Note 11.  Related Party Transactions

We pay annual management fees to Bain Capital Partners, LLC and The Blackstone Group (collectively, together with their applicable affiliates, the “Sponsors”) and Highfields Capital Management LP (“Highfields”) in the amount of $12 million and $1 million, respectively. We recognized $3 million and $4 million of expense related to annual management fees and expenses during the third quarter of fiscal 2010 and fiscal 2009, respectively, and $10 million and $11 million during the nine months ended October 30, 2010 and October 31, 2009, respectively. These expenses are included in related party expenses on the Consolidated Statements of Operations.

Bain Capital owns a majority equity position in an external vendor we utilize to print our circular advertisements.  Payments associated with this vendor during the third quarter of fiscal 2010 and fiscal 2009 were $9 million and $10 million, respectively, and $24 million for each of the nine months ended October 30, 2010 and October 31, 2009.  These expenses are included in selling, general and administrative expense on the Consolidated Statements of Operations.

Bain Capital owns an equity position in an external vendor we utilized for non-merchandise supplies. Payments associated with this vendor for the nine months ended October 31, 2009 were $1 million.  These expenses are included in selling, general and administrative expense on the Consolidated Statements of Operations.

The Blackstone Group owns a majority equity position in an external vendor we utilize to count our store inventory. Payments associated with this vendor during the third quarter of fiscal 2010 and fiscal 2009 were $2 million and $3 million, respectively, and $6 million and $7 million for the nine months ended October 30, 2010 and October 31, 2009, respectively. These expenses are included in selling, general and administrative expense on the Consolidated Statements of Operations.

The Blackstone Group owns an equity position in an external vendor we utilize for waste management services. Payments associated with this vendor during the third quarter of fiscal 2010 and fiscal 2009 were $1 million and $2 million, respectively, and $3 million and $5 million for the nine months ended October 30, 2010 and October 31, 2009, respectively.  These expenses are included in selling, general and administrative expense on the Consolidated Statements of Operations.

The Blackstone Group owns an equity position in an external vendor we utilize for all of the candy-type items in our stores.  Payments associated with this vendor during the third quarter of fiscal 2010 and fiscal 2009 were $5 million and $4 million, respectively, and $14 million and $13 million for the nine months ended October 30, 2010 and October 31, 2009, respectively. These expenses are recognized in cost of sales as the sales are recorded.

Our current directors are affiliates of Bain Capital or The Blackstone Group.  As such, some or all of our directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain Capital and The Blackstone Group.  During the first nine months of fiscal 2010, such affiliates sold approximately $199 million face amount of our Subordinated Discount Notes due 2016. As of October 30 2010, such affiliates did not hold any of our debt securities.

Note 12.  Condensed Consolidating Financial Information

All obligations of Michaels Stores, Inc. under the Senior notes, Senior subordinated notes, Subordinated discount notes, Senior secured term loan, and Amended asset-based revolving credit facility are guaranteed by each of our subsidiaries other than Aaron Brothers Card Services, LLC and Artistree of Canada, ULC. As of October 30, 2010, the financial statements of Aaron Brothers Card Services, LLC and Artistree of Canada, ULC were immaterial. Each subsidiary guarantor is 100% owned by the parent and all guarantees are joint and several.

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

Supplemental Condensed Consolidating Balance Sheet

	October 30, 2010
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

ASSETS
Current assets:
Cash and equivalents	$96	$19	$—	$115
Merchandise inventories	678	326	—	1,004
Intercompany receivables	—	468	(468)	—
Other	152	15	—	167
Total current assets	926	828	(468)	1,286
Property and equipment, net	234	68	—	302
Goodwill, net	95	—	—	95
Investment in subsidiaries	458	—	(458)	—
Other assets	92	1	—	93
Total assets	$1,805	$897	$(926)	$1,776

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1	$323	$—	$324
Accrued liabilities and other	257	104	—	361
Current portion of long-term debt	1	—	—	1
Intercompany payable	468	—	(468)	—
Other	1	1	—	2
Total current liabilities	728	428	(468)	688
Long-term debt	3,764	—	—	3,764
Other long-term liabilities	77	11	—	88
Total stockholders’ (deficit) equity	(2,764)	458	(458)	(2,764)
Total liabilities and stockholders’ (deficit) equity	$1,805	$897	$(926)	$1,776

Supplemental Condensed Consolidating Balance Sheet

	January 30, 2010
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

ASSETS
Current assets:
Cash and equivalents	$207	$10	$—	$217
Merchandise inventories	599	274	—	873
Intercompany receivables	—	243	(243)	—
Other	103	14	—	117
Total current assets	909	541	(243)	1,207
Property and equipment, net	238	79	—	317
Goodwill, net	94	—	—	94
Investment in subsidiaries	288	—	(288)	—
Other assets	90	2	—	92
Total assets	$1,619	$622	$(531)	$1,710

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$10	$221	$—	$231
Accrued liabilities and other	256	99	—	355
Current portion of long-term debt	119	—	—	119
Intercompany payable	243	—	(243)	—
Other	11	1	—	12
Total current liabilities	639	321	(243)	717
Long-term debt	3,684	—	—	3,684
Other long-term liabilities	67	13	—	80
Total stockholders’ (deficit) equity	(2,771)	288	(288)	(2,771)
Total liabilities and stockholders’ (deficit) equity	$1,619	$622	$(531)	$1,710

Supplemental Condensed Consolidating Balance Sheet

	October 31, 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

ASSETS
Current assets:
Cash and equivalents	$37	$12	$—	$49
Merchandise inventories	732	307	—	1,039
Intercompany receivables	—	600	(600)	—
Other	121	15	—	136
Total current assets	890	934	(600)	1,224
Property and equipment, net	244	81	—	325
Goodwill, net	94	—	—	94
Investment in subsidiaries	663	—	(663)	—
Other assets	116	1	—	117
Total assets	$2,007	$1,016	$(1,263)	$1,760

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$22	$252	$—	$274
Accrued liabilities and other	267	86	—	353
Current portion of long-term debt	139	—	—	139
Intercompany payable	600	—	(600)	—
Other	1	1	—	2
Total current liabilities	1,029	339	(600)	768
Long-term debt	3,772	—	—	3,772
Other long-term liabilities	65	14	—	79
Total stockholders’ (deficit) equity	(2,859)	663	(663)	(2,859)
Total liabilities and stockholders’ (deficit) equity	$2,007	$1,016	$(1,263)	$1,760

Supplemental Condensed Consolidating Statement of Operations

	Quarter Ended October 30, 2010
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$849	$628	$(509)	$968
Cost of sales and occupancy expense	560	541	(509)	592
Gross profit	289	87	—	376
Selling, general, and administrative expense	233	36	—	269
Related party expenses	3	—	—	3
Store pre-opening costs	1	1	—	2
Operating income	52	50	—	102
Interest expense	69	—	—	69
Loss on early extinguishment of debt	53	—	—	53
Other (income) and expense, net	1	—	—	1
Intercompany charges (income)	21	(21)	—	—
Equity in earnings of subsidiaries	71	—	(71)	—
Loss before income taxes	(21)	71	(71)	(21)
Income tax benefit	(9)	29	(29)	(9)
Net loss	$(12)	$42	$(42)	$(12)

Supplemental Condensed Consolidating Statement of Operations

	Quarter Ended October 31, 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$818	$625	$(514)	$929
Cost of sales and occupancy expense	566	530	(514)	582
Gross profit	252	95	—	347
Selling, general, and administrative expense	226	33	—	259
Related party expenses	4	—	—	4
Store pre-opening costs	—	—	—	—
Operating income	22	62	—	84
Interest expense	62	—	—	62
Other (income) and expense, net	(1)	—	—	(1)
Intercompany charges (income)	22	(22)	—	—
Equity in earnings of subsidiaries	84	—	(84)	—
Income before income taxes	23	84	(84)	23
Provision for income taxes	8	29	(29)	8
Net income	$15	$55	$(55)	$15

Supplemental Condensed Consolidating Statement of Operations

	Nine Months Ended October 30, 2010
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$2,367	$1,594	$(1,261)	$2,700
Cost of sales and occupancy expense	1,580	1,340	(1,261)	1,659
Gross profit	787	254	—	1,041
Selling, general, and administrative expense	647	100	—	747
Related party expenses	10	—	—	10
Store pre-opening costs	2	1	—	3
Operating income	128	153	—	281
Interest expense	207	—	—	207
Loss on early extinguishment of debt	53	—	—	53
Other (income) and expense, net	14	(2)	—	12
Intercompany charges (income)	53	(53)	—	—
Equity in earnings of subsidiaries	208	—	(208)	—
Income before income taxes	9	208	(208)	9
Provision for income taxes	9	85	(85)	9
Net income	$—	$123	$(123)	$—

Supplemental Condensed Consolidating Statement of Operations

	Nine Months Ended October 31, 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$2,287	$1,575	$(1,274)	$2,588
Cost of sales and occupancy expense	1,587	1,327	(1,274)	1,640
Gross profit	700	248	—	948
Selling, general, and administrative expense	645	92	—	737
Related party expenses	11	—	—	11
Store pre-opening costs	2	—	—	2
Operating income	42	156	—	198
Interest expense	187	—	—	187
Other (income) and expense, net	(16)	(5)	—	(21)
Intercompany charges (income)	55	(55)	—	—
Equity in earnings of subsidiaries	216	—	(216)	—
Income before income taxes	32	216	(216)	32
Provision for income taxes	11	74	(74)	11
Net income	$21	$142	$(142)	$21

Supplemental Condensed Consolidating Statement of Cash Flows

	Nine Months Ended October 30, 2010
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net cash provided by operating activities	$98	$96	$(79)	$115

Investing activities:
Cost of business acquisition	(2)	—	––	(2)
Cash paid for property and equipment	(53)	(8)	—	(61)
Net cash used in investing activities	(55)	(8)	—	(63)

Financing activities:
Net borrowings (repayments) of long-term debt	(115)	—	—	(115)
Intercompany dividends	—	(79)	79	—
Other financing activities	(39)	—	—	(39)
Net cash used in financing activities	(154)	(79)	79	(154)

Decrease in cash and equivalents	(111)	9	—	(102)
Beginning cash and cash equivalents	207	10	—	217
Ending cash and cash equivalents	$96	$19	$—	$115

Supplemental Condensed Consolidating Statement of Cash Flows

	Nine Months Ended October 31, 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net cash provided by operating activities	$100	$116	$(110)	$106

Investing activities:
Cash paid for property and equipment	(25)	(1)	—	(26)
Net cash used in investing activities	(25)	(1)	—	(26)

Financing activities:
Net borrowings of long-term debt	(52)	—	—	(52)
Intercompany dividends	—	(110)	110	—
Other financing activities	(12)	—	—	(12)
Net cash used in financing activities	(64)	(110)	110	(64)

Increase in cash and equivalents	11	5	—	16
Beginning cash and cash equivalents	26	7	—	33
Ending cash and cash equivalents	$37	$12	$—	$49

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

•                  we have co-sourced certain of our information technology, accounts payable, payroll, accounting, and human resources functions, and may co-source other administrative functions, making us more dependent upon third parties;

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

General

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31.  All references herein to “fiscal 2010” relate to the 52 weeks ending January 29, 2011 and all references to “fiscal 2009” relate to the 52 weeks ended January 30, 2010. In addition, all references herein to “the third quarter of fiscal 2010” relate to the 13 weeks ended October 30, 2010 and all references to “the third quarter of fiscal 2009” relate to the 13 weeks ended October 31, 2009. Finally, all references to “the nine months ended October 30, 2010” or “the first nine months of fiscal 2010” relate to the 39 weeks ended October 30, 2010, and “the nine months ended October 31, 2009” or “the first nine months of fiscal 2009” relate to the 39 weeks ended October 31, 2009.

The following table sets forth certain of our unaudited operating data:

	Quarter Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Michaels stores:
Retail stores open at beginning of period	1,033	1,023	1,023	1,009
Retail stores opened during the period	13	4	23	18
Retail stores opened (relocations) during the period	3	1	10	5
Retail stores closed during the period	—	—	—	—
Retail stores closed (relocations) during the period	(3)	(1)	(10)	(5)
Retail stores open at end of period	1,046	1,027	1,046	1,027

Aaron Brothers stores:
Retail stores open at beginning of period	145	155	152	161
Retail stores opened during the period	—	—	—	—
Retail stores opened (relocations) during the period	—	—	—	—
Retail stores closed during the period	(4)	(3)	(11)	(9)
Retail stores closed (relocations) during the period	—	—	—	—
Retail stores open at end of period	141	152	141	152

Total store count at end of period	1,187	1,179	1,187	1,179

Other operating data:
Average inventory per Michaels store (in thousands) (1)	$923	$971	$923	$971
Comparable store sales (2)	2.9%	1.3%	3.4%	(0.5)%

(1)	Average inventory per Michaels store calculation excludes our Aaron Brothers stores.

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

	Quarter Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	61.2	62.7	61.5	63.4
Gross profit	38.8	37.3	38.5	36.6
Selling, general, and administrative expense	27.8	27.9	27.7	28.5
Related party expenses	0.3	0.4	0.3	0.4
Store pre-opening costs	0.2	—	0.1	0.1
Operating income	10.5	9.0	10.4	7.6
Interest expense	7.1	6.7	7.7	7.2
Debt extinguishment loss	5.5	—	2.0	—
Other (income) and expense, net	0.1	(0.2)	0.4	(0.8)
Income before income taxes	(2.2)	2.5	0.3	1.2
(Benefit) provision for income taxes	(0.9)	0.9	0.3	0.4
Net (loss) income	(1.3)%	1.6%	—%	0.8%

Quarter Ended October 30, 2010 Compared to the Quarter Ended October 31, 2009

Net Sales—Net sales increased for the third quarter of fiscal 2010 by $39 million, or 4.2%, over the third quarter of fiscal 2009 due primarily to a $27 million increase in comparable store sales. Comparable store sales increased 2.9% due to an increase in customer transactions of 2.4% and an increase in the average ticket of 0.7%, partially offset by an adverse impact of 0.2% related to deferred custom framing revenue. The fluctuation in the exchange rates between the United States and Canadian dollars positively impacted the average ticket by 40 basis points. In addition, sales from our non-comparable new stores provided incremental revenue of $12 million.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $10 million to $592 million for the third quarter of fiscal 2010 from $582 million for the third quarter of fiscal 2009.  This increase was primarily due to the change in sales, partially offset by the benefit of lower merchandise cost and improved inventory management. As a percentage of sales, cost of sales and occupancy expense decreased 150 basis points. Merchandise costs, as a percentage of sales, improved approximately 90 basis points as a result of our direct import initiative and improved pricing and promotion management. In addition, occupancy costs decreased by approximately 60 basis points due to leveraging of fixed costs on the increase in comparable store sales as well as improved cost management.

Selling, General, and Administrative Expense—Selling, general, and administrative expense was $269 million or 27.8% of net sales, in the third quarter of fiscal 2010 compared to $259 million, or 27.9% of net sales, in the third quarter of fiscal 2009. Selling, general, and administrative expense increased $10 million primarily driven by increases in store costs related to operating 19 additional Michaels stores during the third quarter of fiscal 2010, increased performance-based bonus expense due to higher anticipated profitability for fiscal 2010, and an increase in advertising expense, partially offset by lower group insurance costs.  As a percentage of net sales, selling, general, and administrative expenses decreased 10 basis points due to lower group insurance expense through careful cost management, partially offset by increased performance based bonus expense as indicated above.

Related Party Expenses— Related party expenses were $3 million and $4 million in the third quarter of fiscal 2010 and fiscal 2009, respectively.  These costs consist of management fees and associated expenses paid to our Sponsors and Highfields.

Interest Expense—Interest expense for the quarter increased $7 million to $69 million as a result of increased interest rates associated with our amended credit facilities.

Loss on Early Extinguishment of Debt — We recorded a loss of $53 million related to the early extinguishment of our 2014 Senior Notes during the third quarter of fiscal 2010. The $53 million loss is comprised of the $41 million tender and call premiums and $12 million to write off the remaining unamortized debt issuance costs. Refer to Note 3 for further discussion.

Other (Income) and Expense, net—Other expense in the third quarter of fiscal 2010 related to a $2 million unfavorable change in the fair value of our interest rate cap as more fully described in Note 5 to the consolidated financial statements, partially offset by $1 million related to foreign exchange gain. Other income in the third quarter of fiscal 2009 related primarily to a $1 million favorable change in the fair value of the interest rate cap.

(Benefit) Provision for Income Taxes— During the third quarter of fiscal 2010, we recorded a tax benefit of $9 million at an effective rate of 41.4%. During the third quarter of fiscal 2009, we recorded a tax provision of $8 million at an effective rate of 33.2%.

Nine Months Ended October 30, 2010 Compared to the Nine Months Ended October 31, 2009

Net Sales—Net sales increased for the first nine months of fiscal 2010 by $112 million, or 4.3%, over the first nine months of fiscal 2009 primarily due to an $86 million increase in comparable store sales. Comparable store sales increased 3.4% due to an increase in the average ticket of 1.7% and an increase in customer transactions of 1.7%. The fluctuation in the exchange rates between the United States and Canadian dollars positively impacted the average ticket by 90 basis points. In addition, sales from our non-comparable new stores provided incremental revenue of $26 million.

Cost of Sales and Occupancy Expense— Cost of sales and occupancy expense increased $19 million to $1,659 million for the first nine months of fiscal 2010 from $1,640 million for the first nine months of fiscal 2009.The increase was primarily due to the change in sales, partially offset by the benefit of lower merchandise costs and improved inventory management. Cost of sales and occupancy expense decreased 190 basis points as a percentage of net sales. Merchandise costs, as a percentage of sales, improved approximately 120 basis points as a result of our direct import initiatives and improved pricing and promotion management. In addition, occupancy costs decreased by approximately 70 basis points due to leveraging of fixed costs on the increase in comparable store sales, improved cost management, and lower occupancy amortization due to reduced capital expenditures in recent years.

Selling, General, and Administrative Expense—Selling, general, and administrative expense was $747 million or 27.7% of net sales, for the first nine months of fiscal 2010 compared to $737 million, or 28.5% of net sales, for the first nine months of fiscal 2009. Selling, general, and administrative expense increased $10 million primarily driven by increases in store costs related to operating 19 additional Michaels stores during the first nine months of fiscal 2010 and increased performance-based bonus expense due to higher anticipated profitability for fiscal 2010. These amounts are partially offset by lower group insurance expense due to careful cost management. As a percentage of net sales, selling, general, and administrative expense decreased 80 basis points due to increased payroll leverage on higher comparable store sales as well as lower group insurance expense as indicated above.

Related Party Expenses—Related party expenses were $10 million and $11 million for the first nine months of fiscal 2010 and fiscal 2009, respectively. These costs consist of management fees and associated expenses paid to our Sponsors and Highfields.

Interest Expense—Interest expense increased $20 million for the nine months ended October 30, 2010 compared to the nine months ended October 31, 2009, as a result of increased interest rates associated with our amended credit facilities.

Loss on Early Extinguishment of Debt — We recorded a loss of $53 million related to the early extinguishment of our 2014 Senior Notes during the first nine months of fiscal 2010. The $53 million loss is comprised of the $41 million tender and call premiums and $12 million to write off the remaining unamortized debt issuance costs. Refer to Note 3 for further discussion.

Other (Income) and Expense, net—Other expense for the first nine months of fiscal 2010 is primarily due to a $15 million unfavorable change in the fair value of our interest rate cap, partially offset by $3 million of foreign exchange gains. Other income for the first nine months of fiscal 2009 related to a $16 million favorable change in the fair value of the interest rate cap and $5 million related to foreign exchange gains.

Provision for Income Taxes— For the nine months ended October 30, 2010, we recorded a tax provision of $9 million primarily due to additional expense to correct the federal deferred tax liability relating to state income taxes and other discrete items. We currently estimate our annualized effective tax rate for fiscal 2010 to be 41%, including a 3.2% unfavorable impact from the deferred tax liability correction recorded during the first quarter of fiscal 2010. The effective tax rate was 34.2% for the first nine months of fiscal 2009.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, inventory for new stores and inventory replenishment for existing stores, to service our outstanding debt, and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities, and funds available under our Amended asset-based revolving credit facility will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and anticipated growth for the foreseeable future. Our Amended asset-based revolving credit facility provides senior secured financing of up to $900 million, subject to a borrowing base. As of October 30, 2010, the borrowing base was $845 million, which supported $50 million of outstanding letters of credit and provided $795 million of excess availability. Our cash and equivalents decreased $102 million from $217 million at January 30, 2010 to $115 million at October 30, 2010.

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

Cash Flow from Operating Activities

Cash flow provided by operating activities during the first nine months of fiscal 2010 was $115 million compared to $106 million during the first nine months of fiscal 2009. The $9 million increase was due to improved net income before consideration of the loss on the early extinguishment of the 2014 Senior Notes and improved accounts payable leveraging. The improvement was partially offset by an increase in taxes receivable due to higher estimated payments, lower accrued interest due to the early payment of interest on the 2014 Senior Notes and slower growth in accrued expenses due to the bonus payments made in the first quarter.

Average inventory per Michaels store (including supporting distribution centers) decreased 4.9% from $971,000 at October 31, 2009 to $923,000 at October 30, 2010 primarily due to a planned reduction of store inventory levels, partially offset by higher freight costs. We anticipate average inventory per Michaels store at the end of fiscal 2010 to be down compared to the end of fiscal 2009.

Cash Flow used in Investing Activities

Cash flow used in investing activities was primarily the result of the following capital expenditure activities:

	Nine Months Ended
	October 30,	October 31,
	2010	2009
	(in millions)
New and relocated stores and stores not yet opened (1)	$20	$10
Existing stores	18	8
Information systems	17	6
Corporate and other	6	2
	$61	$26

(1)

In the first nine months of fiscal 2010, we incurred capital expenditures related to the opening of 23 Michaels stores in addition to the relocation of ten Michaels stores. In the first nine months of fiscal 2009, we incurred capital expenditures related to the opening of 18 Michaels stores in addition to the relocation of five Michaels stores. In fiscal 2009, we opened the majority of our stores in locations where the landlord paid to build the stores to our specifications. During fiscal 2010, we have opened a greater number of stores in locations where we paid to build the stores to our specifications. As a result, our capital expenditures for new and relocated stores have increased in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009. This trend may continue in future years.

During the third quarter of fiscal 2010, we purchased certain assets of ScrapHD, LLC.  See Note 10 to the consolidated financial statements for further information.

Cash Flow from Financing Activities

Cash flow used in financing activities during the first nine months of fiscal 2010 was $154 million compared to $64 million during the first nine months of fiscal 2009. The $90 million change was primarily due to the fiscal 2009 excess cash flow payment on our Senior secured term loan facility of $118 million and $19 million in debt issuance costs related to the amendment to the asset-based revolving credit facility, both of which were paid during the first quarter of fiscal 2010. In addition, we retired our 10% Senior Notes due 2014 (the “2014 Senior Notes”) during the third quarter of fiscal 2010 and issued 7 ¾% Senior Notes due 2018 (the “2018 Senior Notes”). In connection with the early retirement of our 2014 Senior Notes, we paid a $41 million tender and call premiums.  Additionally, we paid $15 million in debt issuance costs related to the 2018 Senior Notes.

Debt

10% Senior Notes due 2014

On October 6, 2010, we commenced a tender offer and consent solicitation related to our 2014 Senior Notes. Pursuant to the consent solicitation, we received tenders and consents from the holders of $658,593,000, or approximately 87.81%, of the 2014 Senior Notes before the consent payment deadline, October 20, 2010, at 5:00 p.m. Eastern time (the “Consent Date”). The consents received exceeded the number needed to approve the proposed amendments to the indenture governing the 2014 Senior Notes (the “2014 Senior Indenture”). The amendments to the 2014 Senior Indenture eliminated substantially all of the affirmative and restrictive covenants contained in the 2014 Senior Indenture and the 2014 Senior Notes (other than, among other covenants, the covenant to pay interest and premium, if any, on, and principal of, the 2014 Senior Notes when due) and certain events of default, and modified or eliminated certain other provisions contained in the 2014 Senior Indenture and the 2014 Senior Notes.

Pursuant to the terms of the tender offer, we accepted for payment all 2014 Senior Notes tendered on or prior to the Consent Date, and holders who tendered such 2014 Senior Notes received $1,055.00 per $1,000 in principal amount of the 2014 Senior Notes validly tendered. On October 21, 2010, we also (i) instructed the trustee under the 2014 Senior Indenture (the “2014 Senior Notes Trustee”) to deliver a notice of redemption to the holders of the remaining outstanding 2014 Senior Notes and (ii) deposited cash with the 2014 Senior Notes Trustee to satisfy and discharge the 2014 Senior Indenture and to fund the redemption of the remaining outstanding 2014 Senior Notes at a price equal to 105% plus the payment of accrued interest through the date of redemption, November 22, 2010. As a result, the 2014 Senior Indenture was discharged.

In accordance with ASC 470, Debt, we recorded a loss of $53 million related to the early extinguishment of our 2014 Senior Notes.  The $53 million loss is comprised of the $41 million tender and call premiums and $12 million to write off the remaining unamortized debt issuance costs.

7 ¾% Senior Notes due 2018

On October 21, 2010, we issued $800.0 million aggregate principal amount of 7 ¾% Senior Notes that mature on November 1, 2018 (the “2018 Senior Notes”) and were sold at a discounted price of 99.262% of face value. The 2018 Senior Notes are guaranteed, jointly and severally, on an unsecured senior basis, by each of our subsidiaries that guarantee indebtedness under our amended and restated senior secured asset-based revolving facility and senior secured term loan facility (the “Senior Secured Credit Facilities”).

The 2018 Senior Notes and the guarantees thereof are our and the guarantors’ unsecured senior obligations and rank senior in right of payment to all of our and the guarantors’ existing and future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the 2018 Senior Notes (including the senior subordinated notes due 2016 and the subordinated discount notes due 2016, as described in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010); rank equally in right of payment to all of our and the guarantors’ existing and future debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the 2018 Senior Notes; and are effectively subordinated in right of payment to all of our and the guarantors’ existing and future secured debt (including obligations under the Senior Secured Credit Facilities), to the extent of the value of the assets securing such debt, and are structurally subordinated to all obligations of our subsidiaries that are not guarantors of the 2018 Senior Notes.

At any time prior to November 1, 2014, we may redeem all or a part of the 2018 Senior Notes at a redemption price equal to 100% of the principal amount of the 2018 Senior Notes redeemed plus the Applicable Premium (as defined in the indenture governing the 2018 Senior Notes (the “2018 Senior Indenture”)) and accrued and unpaid interest and Additional Interest (as defined in the 2018 Senior Indenture), if any, to the date of redemption, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date.

On and after November 1, 2014, the Company may redeem the 2018 Senior Notes, in whole or in part, upon notice, at the redemption prices (expressed as percentages of principal amount of the 2018 Senior Notes to be redeemed) set forth below, plus accrued and unpaid interest thereon and Additional Interest, if any, to the applicable date of redemption if redeemed during the twelve-month period beginning on November 1 of each of the years indicated below:

Year	Percentage
2014	103.875%
2015	101.938%
2016 and thereafter	100.000%

In addition, until November 1, 2013 we may, at our option, on one or more occasions redeem up to 35% of the aggregate principal amount of the 2018 Senior Notes (including the aggregate principal amount of the 2018 Senior Notes issued after the issue date) at a redemption price equal to 107.750% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon and Additional Interest, if any, to the applicable date of redemption, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of one or more Equity Offerings (as defined in the 2018 Senior Indenture); provided that at least 50% of the sum of the aggregate principal amount of the 2018 Senior Notes originally issued under the 2018 Senior Indenture and any 2018 Senior Notes that are issued under the 2018 Senior Indenture after the issue date remains outstanding immediately after the occurrence of each such redemption; provided further that each such redemption occurs within 90 days of the date of closing of each such Equity Offering.

Upon a change in control we are required to offer to purchase all of the 2018 Senior Notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest.

The 2018 Senior Notes Indenture contains covenants limiting, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries to:

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

•                  merge or consolidate with another company; and

•                  sell or otherwise transfer assets.

The 2018 Senior Indenture also provides for events of default, which, if certain of them occur, would permit the trustee under the 2018 Senior Indenture or holders of at least 25% in principal amount of the then outstanding 2018 Senior Notes to declare the principal, premium, if any, interest and any other monetary obligations on all the then outstanding 2018 Senior Notes to be due and payable immediately.

In accordance with ASC 470, we recorded $15 million in debt issuance costs that will be amortized as interest expense over the life of the 2018 Senior Notes.

Non-GAAP Measures

The following table sets forth the Company’s Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”). The Company defines EBITDA as net income before interest, income taxes, discontinued operations, depreciation and amortization. Additionally, the table presents Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”).  The Company defines Adjusted EBITDA as EBITDA adjusted for certain defined amounts that are added to, or subtracted from, EBITDA (collectively, the “Adjustments”) in accordance with the Company’s $2.4 billion Senior secured term loan and $900 million asset-based revolving credit facilities. The Adjustments are described in further detail in the table, and the footnotes to the table below.

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

The table below shows a reconciliation of EBITDA and Adjusted EBITDA to net income and net cash provided by operating activities.

	Quarter Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009

Cash flows from operating activities	$92	$76	$115	$106
Depreciation and amortization	(25)	(28)	(77)	(86)
Share-based compensation	(2)	(2)	(6)	(6)
Deferred financing cost amortization	(5)	(5)	(14)	(13)
Accretion of subordinated discount notes	(13)	(11)	(37)	(33)
Change in fair value of interest rate cap	(2)	1	(15)	16
Loss on early extinguishment of debt	(53)	—	(53)	—
Changes in assets and liabilities	(4)	(16)	87	37
Net income	(12)	15	—	21
Interest expense	69	62	207	187
Loss on early extinguishment of debt	53	—	53	—
Income tax (benefit) provision	(9)	8	9	11
Depreciation and amortization	25	28	77	86
EBITDA	126	113	346	305
Adjustments:
Share-based compensation	2	2	6	6
Sponsor Fees	3	4	10	11
Termination expense	—	1	—	4
Pre-opening costs	2	1	3	2
Foreign currency translation gains/losses	(1)	—	(3)	(5)
Store closing costs	1	1	2	4
Loss (gain) on interest rate cap	2	(1)	15	(16)
Other (1)	2	(3)	2	(4)
Adjusted EBITDA	$137	$118	$381	$307

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to fluctuations in exchange rates between the US and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, costs and expenses of our Canadian subsidiaries, when translated into US dollars, can fluctuate due to exchange rate movement. As of October 30, 2010, a 10% increase or decrease in the exchange rate of the US and Canadian dollar would not materially affect net income.

We have market risk exposure arising from changes in interest rates on our Senior secured term loan facility. The interest rates on our Senior Credit Facilities will reprice periodically, which will impact our earnings and cash flow. The interest rates on our notes are fixed.  Based on our overall interest rate exposure to variable rate debt outstanding as of October 30, 2010, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by approximately $22 million. A 1% increase in interest rates would decrease the fair value of our long-term fixed rate debt by approximately $47 million. A 1% decrease in interest rates would increase the fair value of our long-term fixed rate debt by approximately $101 million.  A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

During the first quarter of fiscal 2009, we purchased an interest rate cap to limit the variability of cash flows associated with our interest payments on our Senior secured term loan that result from fluctuations in the three-month LIBOR rate. The cap limits our interest exposure on a notional value of $2.0 billion to the lesser of the three-month LIBOR rate or 7.0%.  The term of the cap is from April 15, 2009 through April 15, 2015. The fair value of the cap as of October 30, 2010 was $3 million and is included in Other assets on the Consolidated Balance Sheets. The change in fair value of the cap for the quarter and nine months ended October 30, 2010, resulted in a loss of $2 million and $15 million, respectively, and is recorded in Other (income) and expense, net in the Consolidated Statements of Operations. A 1% increase in the interest rates would increase income before income taxes by approximately $12 million. A 1% decrease in the interest rates would decrease income before income taxes by approximately $3 million.

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
4.1

Supplemental Indenture, dated as of October 20, 2010, by and among Michaels Stores, Inc. and Law Debenture Trust Company of New York, as trustee (previously filed as Exhibit 4.1 to Form 8-K filed by Company on October 26, 2010, SEC File No. 001-09338).

4.2

Indenture, dated as of October 21, 2010, by and among Michaels Stores, Inc., the guarantors named therein and Law Debenture Trust Company of New York, as trustee (previously filed as Exhibit 4.1 to Form 8-K filed by Company on October 26, 2010, SEC File No. 001-09338).

4.3

Registration Rights Agreement, dated as of October 21, 2010, by and among Michaels Stores, Inc., the guarantors named therein and the Initial Purchasers named therein (previously filed as Exhibit 4.1 to Form 8-K filed by Company on October 26, 2010, SEC File No. 001-09338).

10.1

Letter Agreement, dated September 15, 2010, between Michaels Stores, Inc. and Charles M. Sonsteby (previously filed as Exhibit 99.2 to Form 8-K filed by Company on September 17, 2010, SEC File No. 001-09338).

10.2

Purchase Agreement, dated October 7, 2010, by and among Michaels Stores, Inc., the Guarantors named therein and the Initial Purchasers named therein (previously filed as Exhibit 10.1 to Form 8-K filed by Company on October 14, 2010, SEC File No. 001-09338).

31.1	Certifications of John B. Menzer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Charles M. Sonsteby pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

MICHAELS STORES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAELS STORES, INC.

	By:	/s/ Charles M. Sonsteby
Charles M. Sonsteby
Chief Administrative Officer & Chief Financial Officer
(Principal Financial Officer)

Dated: November 23, 2010

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
4.1

Supplemental Indenture, dated as of October 20, 2010, by and among Michaels Stores, Inc. and Law Debenture Trust Company of New York, as trustee (previously filed as Exhibit 4.1 to Form 8-K filed by Company on October 26, 2010, SEC File No. 001-09338).

4.2

Indenture, dated as of October 21, 2010, by and among Michaels Stores, Inc., the guarantors named therein and Law Debenture Trust Company of New York, as trustee (previously filed as Exhibit 4.1 to Form 8-K filed by Company on October 26, 2010, SEC File No. 001-09338).

4.3

Registration Rights Agreement, dated as of October 21, 2010, by and among Michaels Stores, Inc., the guarantors named therein and the Initial Purchasers named therein (previously filed as Exhibit 4.1 to Form 8-K filed by Company on October 26, 2010, SEC File No. 001-09338).

10.1

Letter Agreement, dated September 15, 2010, between Michaels Stores, Inc. and Charles M. Sonsteby (previously filed as Exhibit 99.2 to Form 8-K filed by Company on September 17, 2010, SEC File No. 001-09338).

10.2

Purchase Agreement, dated October 7, 2010, by and among Michaels Stores, Inc., the Guarantors named therein and the Initial Purchasers named therein (previously filed as Exhibit 10.1 to Form 8-K filed by Company on October 14, 2010, SEC File No. 001-09338).

31.1	Certifications of John B. Menzer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Charles M. Sonsteby pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).