Form 10-K
period 2011-01-29
MICHAELS STORES INC
filed 2011-03-24
CIK 740670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2011

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

As of March 21, 2011, 118,967,418 shares of the Registrant’s Common Stock were outstanding.

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

General

With over $4.0 billion in sales in fiscal 2010, Michaels Stores, Inc., together with its subsidiaries, is the largest arts and crafts specialty retailer in North America providing materials, project ideas and education for creative activities. Our mission is to be a world class performer that inspires and enables consumers to experience creativity and to lead industry growth and innovation, while creating a fun and rewarding place to work that fosters meaningful connections with our communities. Through our broad product assortments, educational in-store events, project sheets and displays, and on-line information, we offer a shopping experience that inspires creativity in the areas of arts, crafts, floral displays, framing, home accents, and kid’s hobbies and activities.

Michaels Stores, Inc. was incorporated in Delaware in 1983, and as of March 21, 2011, we operate 1,047 Michaels retail stores in 49 states, as well as in Canada, averaging 18,300 square feet of selling space per store. Our stores offer arts and crafts supplies and products for the crafter and do-it-yourself home decorator. We also operate 137 Aaron Brothers stores as of March 21, 2011, in nine states, averaging 5,600 square feet of selling space per store, offering photo frames, a full line of ready-made frames, custom framing services, and a wide selection of art supplies.

On October 31, 2006, substantially all of the Common Stock of Michaels Stores, Inc. was acquired through a merger transaction (the “Merger”) by affiliates of two investment firms, Bain Capital Partners, LLC and The Blackstone Group (collectively, together with their applicable affiliates, the “Sponsors”), with certain shares retained by affiliates of Highfields Capital Partners (a then-existing shareholder of Michaels Stores, Inc.). As a result of the Merger, Michaels Holdings LLC, an entity controlled by the Sponsors, owns approximately 93% of our outstanding Common Stock, which is no longer publicly traded.

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

We provide links to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, on our Internet website at www.michaels.com under the heading “Investor Relations.” These links are automatically updated, so the filings are available immediately after they are made publicly available by the Securities and Exchange Commission (“SEC”). These filings are also available through the SEC’s EDGAR system at www.sec.gov.

Industry Overview

We are the largest specialty retailer in North America providing materials, project ideas, and education for creative activities in arts and crafts, home, and scrapbooking. We believe we are well positioned to benefit from favorable demographics, particularly a more affluent baby boomer population, and an increasing focus on savings and home-based, family activities. According to industry consumer participation surveys conducted in 2010, approximately 56% of U.S. households participate in an arts and crafts category and our typical customer is:

•             Female—77% are women.

•             Young—67% of crafters are under 55, with 42% of them between the ages of 35 and 54.

•             Middle class—72% of our crafters have household incomes greater than $50,000, with a median income of about $75,000.

•             Loyal—Most crafters shop for craft supplies about three times a month, with approximately 40% of their visits to Michaels.

We compete across many segments of the industry, including adult and kid’s crafts, scrapbooking and paper crafting, jewelry making, art supplies, home, floral, celebrations, and ready-made and custom framing. Industry association reports estimate that the addressable market size associated with the core arts and crafts market is about $29 billion, and we estimate another $3 billion is associated with the framing market for a total market size of $32 billion annually.

The market we compete in is highly fragmented, including stores across the nation operated primarily by small, independent retailers along with a few regional and national chains. We believe customers choose where to shop based upon store location, breadth of selection, price, quality of merchandise, availability of product, and customer service. We compete with many different types of retailers and classify our competition within the following categories:

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

•             Multi-store chains. This category includes several multi-store chains, each operating more than 30 stores, and comprises: Hobby Lobby, which operates approximately 470 stores in 39 states, primarily in the Midwestern and Southern United States; Jo-Ann Stores, Inc., which operates approximately 235 large-format stores across the country; A.C. Moore Arts & Crafts, Inc., which operates approximately 135 stores primarily in the mid-Atlantic and Northeast regions; and Garden Ridge Corporation, which operates approximately 45 stores in 18 states, primarily in the Midwestern and Southern United States. We believe all of these chains are significantly smaller than Michaels with respect to total net sales.

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

Business Strategy

We continue to strive to increase sales and productivity by strengthening our position as a world class performer through the following strategies:

•                  Merchandise. Our goal is to drive sales by inspiring our customers with a broad assortment of products at competitive prices and by creating an excellent in-store experience. We expect to continue to expand the custom framing business with exciting new offerings.

•                  Improving our merchandise assortment. We are focused on introducing more new products in our categories to inspire the creativity of our customers. We accomplish this through frequent merchandise resets to provide more new products, inspiration, and excitement to our customers. We continue to test new merchandise assortments in selected markets before implementing regional or national rollouts. Our assortments include highly differentiated and exclusive product lines, which we believe help us further maximize our opportunities within arts and crafts trends.

•                  Ideas and inspiration. We believe our customer experience can be a key advantage that differentiates us from our competitors and is a critical component of our merchandising strategy. Many of the craft supplies sold in our Michaels stores can be assembled into unique end products with an appropriate amount of guidance and direction. Accordingly, we offer a variety of classes, demonstrations, and family focused make-it and take-it events to inspire our customers with product ideas and information. In addition, we have in-store displays to stimulate new project ideas and we supply free project sheets with detailed instructions on how to assemble the finished product. We also offer project sheets and webisodes demonstrating techniques to make crafts, gifts, and more at www.michaels.com. Through our Internet site and social media outlets, we are encouraging co-creation between our associates and customers by providing forums for two-way dialogue and a place to share ideas. We believe this strategy enhances our customers’ relationship with Michaels, drives incremental sales, and is core to our brand positioning.

•                  Pricing and promotional strategy. We continue to develop an integrated pricing and promotion strategy based on customer behavior, while improving our long-term organizational capabilities, processes, and tools. Our promotional activity is item and/or price based, with promotions spanning across categories and regions. We believe we can improve margins through enhancements to our merchandise planning and merchandising systems by applying more sophisticated pricing models which are customized at the store level. We further believe that we will be able to increase our core market as we more precisely identify the promotional items that drive customer traffic.

•                  Custom Framing. We are executing on strategies, and evaluating new opportunities, to drive the custom frame business. We have a heightened focus on ensuring that we have well trained custom framing sales associates to provide our customers with new products and service offerings. In addition, we plan to upgrade the capabilities of our manufacturing subsidiary that provides framing merchandise to our stores.

•                  Custom Personalization. We are expanding our merchandise assortment to include custom personalization offerings. During fiscal 2010, we completed the acquisition of an online digital scrapbooking and photo-booking business that will allow customers to work online to create digital scrapbooks which can be printed at home or professionally bound into a book.

•                  Direct Imports and Private Brands.

•                  Global sourcing. We believe that importing product directly from the manufacturer presents a significant long-term opportunity to enhance our margin, improve our product quality, and mitigate external cost pressures. We will continue to expand our relationships internationally, both through agents and directly with manufacturers, and will collaboratively plan to bring a compelling assortment to market. We also intend to improve our import process by reducing the lead time it takes to receive goods. In fiscal 2010, as a percent of total receipts, we sourced approximately 23% of our merchandise through direct relationships with international manufacturers or through agents, compared to 17% in fiscal 2009. We anticipate that we will continue to significantly expand our direct import business. In order to mitigate the risk of the rising cost of goods from China, we are actively exploring sourcing opportunities outside of China. We will also continue to identify and leverage key strategic domestic vendors who will work with us to bring fresh ideas, quality products and exceptional value to our customers.

•                  Private Brand Development. Currently, we sell numerous products under a portfolio of private brands that have been designed and developed based on consumer insights. We believe that by focusing on a select number of strong, private brands, we will help drive differentiation, improve our image, and provide the framework for Michaels to more effectively market our globally sourced products. In fiscal 2010, our private label brands represented approximately 36% of total sales.  We plan to increase the number of private label products we offer through proactive, fact-based, integrated product development. We expect to improve brand acceptance, awareness, and loyalty through internal and external marketing efforts. We believe our efforts will strengthen our value proposition in the marketplace, differentiate Michaels from its competitors, enhance customer loyalty, and increase market share by supporting Michaels’ position in selection, newness, and value. We also plan to leverage social networking for consumer research on product development and brand building to enhance our private brand growth.

•     Store Experience.

The in-store experience. We want our stores to be the destination for Where Creativity Happens® by providing not just the products for which our customer is looking, but also ideas and inspiration that allow for an entertaining and enjoyable shopping experience. Our internet based customer relationship management platform has provided us timely, actionable feedback on our customers’ in-store experience and has shown continued improvement in our stores’ overall service levels. In support of our ongoing commitment to improve the in-store experience and provide customers with world class service, we will be evaluating and refining the responsibilities of our associates to increase our associate engagement with the customer. We believe these modifications will drive sales by building a stronger one-on-one relationship with our customer and delivering a higher level of service.

•            Marketing.

•                  Improving marketing execution. We are committed to deepening our relationship with our customers. We utilize a diversified marketing mix including print, direct mail, email, in-store promotional activities, social media, and online advertising. We continue to explore ways to optimize our print advertising distribution while evaluating the efficiencies and effectiveness of alternative, more direct channels for customer connection. We are enhancing our digital marketing approach by creating an online experience that will engage our customers in a more social manner while providing a forum to interact with like-minded crafters. We are also examining ways to develop multi-channel marketing plans for key merchandise categories by establishing a targeted marketing approach based on customer-specific behavior, including testing of a loyalty program. These approaches will be specifically directed towards those customer segments that represent the greatest sales opportunities.

•            Store Growth.

•                  New store openings. We believe the combined United States and Canadian markets can support a total of 1,400 to 1,600 Michaels stores. We continue to make refinements to our store prototype model to maximize the return on our new store investments. Successes in our prototype models are being incorporated into merchandise resets across the chain. We will continue to evaluate and expand our urban and small market formats to further penetrate new and existing markets. In recent years, we have opened a greater number of stores in locations where we paid to build the stores to our specifications. We expect this trend to continue in fiscal 2011. During fiscal 2011, we anticipate opening 35 to 40 new Michaels stores including 10 to 15 relocations, funded primarily through cash provided by operating activities.

•            Cash Flow and Expense Management.

•                  Inventory optimization. We are working to develop processes and systems to improve our inventory turnover. We plan to upgrade our replenishment and allocation systems as well as add a demand forecasting system, which we believe will improve the efficiency of our inventory by providing more accurate forecasts to our suppliers and highlighting unproductive inventory. In addition, we are benchmarking our supply chain with world class companies to identify opportunities to optimize investment in inventory, improve inventory turnover and drive sales through improved in-stocks. We believe additional tools and training for our stores will allow us to reduce shrink. We will also continue collaborating with our vendors on packaging standards to further reduce product damages.

•            Engaged Associates.

•                  Workforce.  Our associates are essential to ensuring the success of our strategic initiatives. We continue to identify opportunities to invest in and enrich our associates with improved training, development and support. We plan to drive performance of our associates in a sales-focused environment with clear accountability and rewards. Our goal is to create a culture that enhances the experiences of our associates, our customers and the communities we serve.

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

	Fiscal Year
	2010	2009	2008
General and children’s crafts	46%	44%	42%
Home and seasonal	20	21	23
Scrapbooking	16	18	17
Framing	18	17	18
	100%	100%	100%

We continue to search for ways to leverage our position as a market leader by establishing strategic partnerships and exclusive product relationships that will provide our customers with exciting merchandise. During fiscal 2010, we were the exclusive provider of the “Duff”™ bakeware collection from Chef Duff Goldman. In addition, we also launched our Paula Deen® line and Build-A-Bear Craftshop™ as well as the Peanuts™ and Dr. Seuss™ holiday offerings. We plan to continue to form partnerships and exclusive product associations in the future.

We routinely identify merchandise that requires some price reduction to accelerate sales of the product. The need for this reduction is generally attributable to clearance of seasonal merchandise or product that is being displaced from its assigned location in the store to make room for new merchandise. Additional SKUs that are candidates for repricing are identified using our perpetual inventory data. In each case, the appropriate repricing is determined at our corporate office. Price changes are transmitted electronically to the store and instructions are provided to our stores regarding product placement, signage, and display to ensure the product is effectively cleared.

Our Aaron Brothers stores offer on average approximately 7,300 SKUs, including photo frames, a full line of ready-made frames, art prints, framed art, art supplies and custom framing services. The merchandising strategy for our Aaron Brothers stores is to provide a unique, upscale framing assortment in an appealing environment with attentive customer service.

Seasonality

Our business is highly seasonal, with higher sales in the third and fourth fiscal quarters. Our fourth quarter, which includes the Christmas selling season, has on average accounted for approximately 35% of our net sales and approximately 50% of our operating income.

Purchasing and Inventory Management

We purchase merchandise from approximately 700 vendors. We believe our buying power and ability to make centralized purchases enables us to acquire products on favorable terms. Central merchandising management teams negotiate with vendors in an attempt to obtain the lowest net merchandise costs and improve product mix and inventory levels. In fiscal 2010, one vendor supplied approximately 10% of our purchases, with no other vendor accounting for more than 3% of total purchases.

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

Our automated replenishment system uses perpetual inventory records to analyze individual store/SKU on-hand quantities, as well as other pertinent information such as sales forecasts, seasonal selling patterns, promotional events, and vendor lead times, to generate recommended merchandise reorder information. These recommended orders are reviewed daily and purchase orders are delivered electronically to our vendors and our distribution centers. In addition to improving our store in-stock position, these systems enable us to better forecast merchandise ordering quantities for our vendors and give us the ability to identify, order, and replenish the stores’ merchandise using less store associate labor. These systems also allow us to react more quickly to selling trends and allow our store associates to devote more time to customer service, thereby improving inventory productivity and sales opportunities. As mentioned above, we are developing processes and systems to improve our inventory turnover. We plan to upgrade our replenishment and allocation systems as well as add a demand forecasting system.

Artistree

We currently operate a vertically integrated framing operation that leverages Artistree, our wholly-owned manufacturing subsidiary, across our Michaels and Aaron Brothers store networks. Artistree supplies high quality custom and specialty framing merchandise, including art prints and precut mats.

Our moulding manufacturing plant, located in Kernersville, North Carolina, converts lumber into finished frame moulding that is supplied to our regional processing centers for custom framing orders for our stores. We manufacture approximately 16% of the moulding we process, import another 47% from quality manufacturers in Indonesia, Malaysia, China, and Italy, and purchase the balance from distributors. We directly source metal moulding for processing in our regional centers. The custom framing orders are processed (frames cut and joined, along with cutting mats and foamboard backing) and shipped to our stores where the custom frame order is completed for customer pick-up.

During fiscal 2010, we operated four regional processing centers in City of Industry, California; Coppell, Texas; Kernersville, North Carolina; and Mississauga, Ontario. Our art prints and pre-cut mats, along with our custom frame supplies, are packaged and distributed out of our Coppell regional processing center. Combined, these facilities occupy approximately 538,000 square feet and, in fiscal 2010, processed nearly 28 million linear feet of frame moulding and over 6 million individually custom cut mats for our Michaels and Aaron Brothers stores.

We believe Artistree provides a competitive advantage to our Michaels and Aaron Brothers stores. Based on the benefits we have received from this vertically integrated solution, we continue to evaluate opportunities to further leverage our strong framing operations.

Distribution

We currently operate a distribution network for supplying our stores with merchandise. Approximately 85% of Michaels stores’ merchandise receipts are shipped through the distribution network with the remainder shipped directly from vendors.  Approximately 56% of Aaron Brothers stores’ merchandise is shipped through the distribution network with the remainder shipped directly from vendors. Our seven distribution centers are located in California, Florida, Illinois, Pennsylvania, Texas, and Washington.  In addition, we utilize one third-party warehouse to store and supply our seasonal merchandise in preparation for the holiday season.

Michaels stores generally receive deliveries from the distribution centers weekly through a transportation network using a dedicated fleet of trucks and contract carriers. Aaron Brothers stores generally receive merchandise on a biweekly basis from a dedicated 174,000 square foot distribution center located in the Los Angeles, California area.

Store Expansion and Relocation

The following table shows our total store growth for the last five years:

	Fiscal Year (1)
	2010	2009	2008	2007	2006
Michaels stores:
Retail stores open at beginning of year	1,023	1,009	963	921	886
Retail stores opened during the year	23	18	51	45	43
Retail stores opened (relocations) during the year	10	5	11	11	7
Retail stores closed during the year	(1)	(4)	(5)	(3)	(8)
Retail stores closed (relocations) during the year	(10)	(5)	(11)	(11)	(7)
Retail stores open at end of year	1,045	1,023	1,009	963	921

Aaron Brothers stores:
Retail stores open at beginning of year	152	161	166	166	166
Retail stores opened during the year	—	—	—	2	1
Retail stores opened (relocations) during the year	—	—	1	—	—
Retail stores closed during the year	(15)	(9)	(5)	(2)	(1)
Retail stores closed (relocations) during the year	—	—	(1)	—	—
Retail stores open at end of year	137	152	161	166	166

Total store count at end of year	1,182	1,175	1,170	1,129	1,087

(1)  In fiscal year 2006, the Star Decorators Wholesale Los Angeles store is retroactively presented as a Michaels store.

We plan to open approximately 35 to 40 Michaels stores in fiscal 2011. Included in these openings are relocations of 10 to 15 Michaels stores. We continue to pursue a store relocation program to improve the quality and performance of our store base.

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

Costs for opening stores at particular locations depend upon the type of building, the general cost levels in the area, store size, operating format, and the time of the year the store is opened. In fiscal 2010, the average net cost of opening a new Michaels store included approximately $0.8 million of leasehold improvements, furniture, fixtures and equipment, and pre-opening costs, and an estimated initial inventory investment, net of accounts payable, of approximately $0.4 million.

During fiscal 2011, we anticipate closing up to five Michaels stores and 5 to 10 Aaron Brothers stores. Many of our store closings are stores that have reached the end of their lease term.

Foreign Sales

All of our current international business is in Canada, which accounted for approximately 9% of total sales in fiscal 2010, and approximately 8% in each of fiscal 2009 and fiscal 2008. During the last three years, less than 6% of our assets have been located outside of the United States. See Note 12 to the Consolidated Financial Statements for net sales and assets by country.

Trademarks and Service Marks

We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business, including “Aaron Brothers,” “Aaron Brothers Art & Framing,” “Artistree,” “Michaels,” “Michaels the Arts and Crafts Store,” “Recollections,” “Timeframe,” “Where Creativity Happens,” and the stylized Michaels logo. We are registering or have registered our primary private brands including Artist’s Loft, ArtMinds, Celebrate It, Creatology, Craft Smart, Recollections, Loops & Threads, Studio Décor, Bead Landing and Ashland, and various sub-brands associated with these primary marks.

Employees

As of March 21, 2011, we employed approximately 40,500 associates, approximately 29,600 of whom were employed on a part-time basis. The number of part-time associates substantially increases during the Christmas selling season. Of our full-time associates, approximately 2,300 are engaged in various executive, operating, training, distribution, and administrative functions in our corporate and division offices and distribution centers, and the remainder are engaged in store operations. None of our associates are subject to a collective bargaining agreement.

ITEM 1A.  Risk Factors.

Our financial performance is subject to various risks and uncertainties. The risks described below are those which we believe are the material risks we face. Any of the risk factors described below could significantly and adversely affect our business, prospects, sales, revenues, gross profit, cash flows, financial condition, and results of operations.

We Face Risks Related to the Effect of Economic Uncertainty

If recovery from the economic downturn continues to be slow or prolonged, our results of operations, cash flows and financial condition could be adversely impacted.  Our stores offer arts and crafts supplies and products for the crafter, and custom framing for the do-it-yourself home decorator, which some customers may perceive as discretionary. Pressure on discretionary income brought on by the recent economic downturn and slow recovery, including housing market declines, rising energy prices and a weak labor market, may cause consumers to reduce the amount they spend on discretionary items. The downturn in the economy may continue to adversely affect consumer confidence and retail spending, decreasing demand for our merchandise.  Current economic conditions also make it difficult for us to accurately forecast future demand trends, which could cause us to purchase excess inventories, resulting in increases in our inventory carrying cost, or insufficient inventories, resulting in our inability to satisfy our customer demand and potentially lose market share.  In addition, as discussed under “Liquidity and Capital Resources,” we believe that our current liquidity resources are adequate for the foreseeable future.  Although we do not anticipate needing additional sources of capital in the near term, any disruption in the capital markets could make it difficult for us to raise additional capital when needed, or to eventually refinance our existing indebtedness on acceptable terms or at all.  Similarly, if our suppliers face challenges in obtaining credit when needed or otherwise face difficult business conditions, they may become unable to offer us the merchandise we use in our business thereby causing reductions in our revenues, or they may demand more favorable payment terms, all of which could adversely affect our results of operations, cash flows and financial condition.

Our Reliance on Foreign Suppliers Increases Our Risk of Obtaining Adequate, Timely, and Cost-Effective Product Supplies

We rely to a significant extent on foreign manufacturers of various products that we sell, particularly manufacturers located in the People’s Republic of China. In addition, many of our domestic suppliers purchase a portion of their products from foreign sources. This reliance increases the risk that we will not have adequate and timely supplies of various products due to local political, economic, social, or environmental conditions (including acts of terrorism, the outbreak of war, or the occurrence of natural disaster), transportation delays (including dock strikes and other work stoppages), restrictive actions by foreign governments, or changes in United States laws and regulations affecting imports or domestic distribution. Reliance on foreign manufacturers also increases our exposure to fluctuations in exchange rates and trade infringement claims and reduces our ability to return product for various reasons.

Additionally, the cost of labor and wage taxes have increased in China, which means we are at risk of higher costs associated with goods manufactured in China.  Significant increases in wages or wage taxes paid by contract facilities may increase the cost of goods manufactured in China, which could have a material adverse effect on our profit margins and profitability.

All of our products manufactured overseas and imported into the United States are subject to duties collected by the United States Customs Service. We may be subjected to additional duties, significant monetary penalties, the seizure and forfeiture of the products we are attempting to import, or the loss of import privileges if we or our suppliers are found to be in violation of U.S. laws and regulations applicable to the importation of our products.

Significant Increases in Inflation or Commodity Prices such as Petroleum, Natural Gas, Electricity, Steel and Paper May Adversely Affect Our Costs, Including Cost of Merchandise

Any future increases in commodity prices or inflation may adversely affect our costs, including cost of merchandise and distribution costs.  Furthermore, the transportation industry may experience a shortage or reduction of capacity, which could be exacerbated by higher fuel prices. Our results of operations may be adversely affected if we are unable to secure, or are able to secure only at significantly higher costs, adequate transportation resources to fulfill our receipt of goods or delivery schedules to the stores, particularly as we receive and deliver our fall and Christmas seasonal merchandise.

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

Our senior secured asset-based revolving credit facility permits us to borrow up to $900 million; however, our ability to borrow thereunder is limited by a borrowing base, which at any time will equal the sum of 90% of eligible credit card receivables and debit card receivables plus between 85% and 87.5% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit plus a percentage of eligible in-transit inventory to be agreed upon, less certain reserves, and the sum of an additional 5% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit plus an additional 5% of eligible credit card receivables and debit card receivables under a “last out” tranche. We must not permit excess availability at any time to be less than the greater of (a) $75 million and (b) 10% of the lesser of (1) the then borrowing base under the senior secured asset-based revolving credit facility or (2) a revolving credit ceiling of $900 million (as reduced or increased in accordance with the terms of the senior secured asset-based revolving credit facility, the “Revolving Credit Ceiling”). In addition, (a) for the period of thirty consecutive days preceding our termination of the tranche A commitments of the Non-Extending Lenders and (b) on a projected pro forma basis, giving effect to such termination of commitments, for the six-month period following such termination of commitments, we must not permit excess availability at any time to be less than $125 million. Excess availability under the senior secured asset-based revolving credit facility means the lesser of (a) the Revolving Credit Ceiling minus the outstanding credit extensions and (b) the then borrowing base minus the outstanding credit extensions.

Our Growth Depends on Our Ability to Open New Stores and Increase Comparable Store Sales

One of our key business strategies is to expand our base of retail stores. If we are unable to continue this strategy, our ability to increase our sales, profitability, and cash flow could be impaired. To the extent we are unable to open new stores as we anticipate, our sales growth would come only from increases in comparable store sales. Growth in profitability in that case would depend significantly on our ability to reduce our costs as a percentage of our sales. We may be unable to continue our store growth strategy if we cannot identify suitable sites for additional stores, negotiate acceptable leases, access sufficient capital to support store growth, or hire and train a sufficient number of qualified associates.

Our Success Will Depend on How Well We Manage Our Business

Even if we are able to substantially continue our strategy of expanding our store base, or additionally, to expand our business through acquisitions or vertical integration opportunities, we may experience problems, which may adversely impact profitability or cash flow. For example:

•             the costs of opening and operating new stores may offset the increased sales generated by the additional stores;

•             the closure of unsuccessful stores may result in the retention of liability for expensive leases;

•             a significant portion of our management’s time and energy may be consumed with issues unrelated to advancing our core business strategy;

•             the implementation of future operational efficiency initiatives, which may include the consolidation of certain operations and/or the possible co-sourcing of additional selected functions, may not produce the desired reduction in costs and may result in disruptions arising from such actions;

•             we may be unable to hire, train, and retain qualified employees, including management and senior executives, and significant turnover could be disruptive to our core business strategy and operations;

•             failure to maintain stable relations with our labor force;

•             our suppliers may be unable to meet the increased demand of additional stores in a timely manner; and

•             we may be unable to expand our existing distribution centers or use third-party distribution centers on a cost-effective basis to provide merchandise for sale by our new stores.

Changes in Customer Demands Could Materially Adversely Affect Our Sales, Results of Operations, and Cash Flow

Our success depends on our ability to anticipate and respond in a timely manner to changing customer demands and preferences for products and supplies used in creative activities. If we misjudge the market, we may significantly overstock unpopular products and be forced to take significant inventory markdowns, which would have a negative impact on our operating results and cash flow. Also, shortages of key items could have a material adverse impact on our operating results. In addition, adverse weather conditions, economic instability, and consumer confidence volatility could have a material adverse impact on our sales and operating results.

Unexpected or Unfavorable Consumer Responses to Our Promotional or Merchandising Programs Could Materially Adversely Affect Our Sales, Results of Operations, Cash Flow and Financial Condition

Brand recognition, quality, and price have a significant influence on consumers’ choices among competing products and brands. Advertising, promotion, merchandising, and the cadence of new product introductions also have a significant impact on consumers’ buying decisions. If we misjudge consumer responses to our existing or future promotional activities, this could have a material adverse impact on our sales, results of operations, cash flow and financial condition.

We believe improvements in our merchandise offering help drive sales at our stores. We could be materially adversely affected by poor operational execution of changes to our merchandise offering or by unexpected consumer responses to changes in our merchandise offering.

Changes in Newspaper Subscription Rates May Result in Reduced Exposure to Our Circular Advertisements

The majority of our promotional activities utilize circular advertisements in local newspapers. A continued decline in consumer subscriptions of these newspapers could reduce the frequency with which consumers receive our circular advertisements, thereby negatively affecting sales, results of operations, and cash flow.

Improvements to Our Supply Chain May Not Be Fully Successful

An important part of our efforts to achieve efficiencies, cost reductions, and sales and cash flow growth is the identification and implementation of improvements to our supply chain, including merchandise ordering, transportation, and receipt processing. During fiscal 2011, we plan to continue to implement enhancements to our distribution systems and processes, which are designed to improve efficiency through the supply chain and at our stores.  Significant changes to our supply chain could have a material adverse impact on our results of operations.

Our Suppliers May Fail Us

Many of our suppliers are small firms that produce a limited number of items. Given their limited resources, these firms are susceptible to cash flow issues, access to capital, production difficulties, quality control issues, and problems in delivering agreed-upon quantities on schedule. We may not be able, if necessary, to return products to these suppliers and obtain refunds of our purchase price or obtain reimbursement or indemnification from them if their products prove defective. In addition, these suppliers may be unable to withstand a downturn in economic conditions. Significant failures on the part of our key suppliers could have a material adverse effect on our results of operations.

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

Product Recalls and/or Product Liability, as well as Changes in Product Safety and Other Consumer Protection Laws, May Adversely Impact Our Operations, Merchandise Offerings, Reputation, Results of Operations, Cash Flow and Financial Condition

We are subject to regulations by a variety of federal, state and international regulatory authorities, including the Consumer Product Safety Commission. In fiscal 2010, we purchased merchandise from approximately 700 vendors.  Since a majority of our merchandise is manufactured in foreign countries, one or more of our vendors might not adhere to product safety requirements or our quality control standards, and we might not identify the deficiency before merchandise ships to our stores. Any issues of product safety, including but not limited to those manufactured in foreign countries, could cause us to recall some of those products. If our vendors fail to manufacture or import merchandise that adheres to our quality control standards, our reputation and brands could be damaged, potentially leading to increases in customer litigation against us.  Furthermore, to the extent we are unable to replace any recalled products, we may have to reduce our merchandise offerings, resulting in a decrease in sales, especially if a recall occurs near or during a seasonal period.  If our vendors are unable or unwilling to recall products failing to meet our quality standards, we may be required to recall those products at a substantial cost to us. Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. Long lead times on merchandise ordering cycles increase the difficulty for us to plan and prepare for potential changes to applicable laws.  The Consumer Product Safety Improvement Act of 2008 imposes significant requirements on manufacturing, importing, testing and labeling requirements for our products. In the event that we are unable to timely comply with regulatory changes, significant fines or penalties could result, and could adversely affect our reputation, results of operations, cash flow and financial condition.

We Have Co-sourced Certain of Our Information Technology, Accounts Payable, Payroll, Accounting, and Human Resources Functions and May Co-source Other Administrative Functions, Which Makes Us More Dependent Upon Third Parties

We  place significant reliance on a third party provider for the co-sourcing of certain of our information technology (IT), accounts payable, payroll, accounting, and human resources functions. This co-sourcing initiative is a component of our ongoing strategy to increase efficiencies, increase our IT capabilities, monitor our costs and seek additional cost savings. These functions are generally performed in an offshore location, with Michaels oversight. As a result, we are relying on third parties to ensure that certain functional needs are sufficiently met. This reliance subjects us to risks arising from the loss of control over these processes, changes in pricing that may affect our operating results, and potentially, termination of provision of these services by our supplier. If our service providers fail to perform, we may have difficulty arranging for an alternate supplier or rebuilding our own internal resources, and we could incur significant costs, all of which may have a significant adverse effect on our business. We may co-source other administrative functions in the future, which would further increase our reliance on third parties. Further, the use of offshore service providers may expose us to risks related to local political, economic, social or environmental conditions (including acts of terrorism, the outbreak of war, or the occurrence of natural disaster), restrictive actions by foreign governments or changes in United States laws and regulations.

Our Information Systems May Prove Inadequate

We depend on our management information systems for many aspects of our business, including our perpetual inventory, automated replenishment, and weighted average cost stock ledger systems which are necessary to properly forecast, manage, and analyze our inventory. We will be materially adversely affected if our operational or management information systems are disrupted or we are unable to improve, upgrade, maintain, and expand our systems.

Failure to Adequately Maintain  Security and Prevent Unauthorized Access to Electronic and Other Confidential Information Could Materially Adversely Affect Our Financial Condition and Operating Results

We have become increasingly centralized and dependent upon automated information technology processes. In addition, a portion of our business operations is conducted over the Internet, increasing the risk of viruses that could cause system failures and disruptions of operations. Any failure to maintain the security of our customers’ confidential information, or data belonging to ourselves or our suppliers, could put us at a competitive disadvantage, result in deterioration in our customers’ confidence in us, and subject us to potential litigation, liability, fines and penalties, resulting in a possible material adverse impact on our financial condition and results of operations.  Even though we are compliant with the requirements of the payment card industry, we may not be able to maintain such compliance, and even with continued compliance, unauthorized access of our electronic and other confidential information may occur.

Changes in Regulations or Enforcement May Adversely Impact Our Business

We are subject to federal, state, provincial and local regulations with respect to our operations in the U.S. and Canada.  There are a number of legislative and regulatory initiatives, which the enactment or enforcement of, could adversely impact our business. Those initiatives include wage or workforce issues, collective bargaining matters, environmental regulation, price and promotion regulation, trade regulations and others. In addition, we expect that the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, will increase our annual associate health care costs, with the most significant increases coming in 2014. Proposed changes in tax regulations may also change our effective tax rate as our business is subject to a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate.

A Weak Fourth Quarter Would Materially Adversely Affect Our Result of Operations

Our business is highly seasonal. Our inventories and short-term borrowings may grow in the second and third fiscal quarters as we prepare for our peak selling season in the third and fourth fiscal quarters. Our most important quarter in terms of sales, profitability, and cash flow historically has been the fourth fiscal quarter. If for any reason our fourth fiscal quarter results were substantially below expectations, our operating results for the full year would be materially adversely affected, and we could have substantial excess inventory, especially in seasonal merchandise, that is difficult to liquidate.

Competition Could Negatively Impact Our Business

The retail arts and crafts industry is competitive, which could result in the reduction of our prices and our loss of market share. We must remain competitive in the areas of quality, price, breadth of selection, customer service, and convenience. We compete with mass merchants (e.g., Wal-Mart Stores, Inc. and Target Corporation), who dedicate a portion of their selling space to a limited selection of craft supplies and seasonal and holiday merchandise, along with national and regional chains and local merchants. We also compete with specialty arts and crafts retailers, which include Hobby Lobby, A.C. Moore Arts & Crafts, Inc., Jo-Ann Stores, Inc., and Garden Ridge Corporation. Some of our competitors, particularly the mass merchants, are larger and have greater financial resources than we do. In addition, alternative methods of selling crafts, such as over the Internet, could result in additional competitors in the future and increased price competition since our customers could more readily comparison shop. Furthermore, we ultimately compete with alternative sources of entertainment and leisure for our customers.

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

ITEM 1B.  Unresolved Staff Comments.

None.

ITEM 2.  Properties.

We lease substantially all of the sites for our Michaels and Aaron Brothers stores, with the majority of our stores having initial lease terms of approximately 10 years. The leases are generally renewable, with increases in lease rental rates. Lessors have made leasehold improvements to prepare our stores for opening under a majority of our existing leases. As of January 29, 2011, in connection with stores that we plan to open or relocate in future fiscal years, we had signed 24 leases for Michaels stores.

As of March 21, 2011, we lease and occupy the following non-store facilities:

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
5,521,000

The following table indicates the number of our retail stores located in each state or province as of March 21, 2011:

	Number of Stores
		Aaron
State/Province	Michaels	Brothers	Total
Alabama	10	—	10
Alaska	3	—	3
Alberta	15	—	15
Arizona	28	6	34
Arkansas	4	—	4
British Columbia	15	—	15
California	130	86	216
Colorado	21	6	27
Connecticut	13	—	13
Delaware	4	—	4
Florida	74	—	74
Georgia	30	2	32
Idaho	6	1	7
Illinois	41	—	41
Indiana	16	—	16
Iowa	7	—	7
Kansas	8	—	8
Kentucky	7	—	7
Louisiana	12	—	12
Maine	2	—	2
Manitoba	3	—	3
Maryland	22	—	22
Massachusetts	24	—	24
Michigan	35	—	35
Minnesota	22	—	22
Mississippi	5	—	5
Missouri	19	—	19
Montana	4	—	4
Nebraska	4	—	4
Nevada	10	5	15
New Brunswick	3	—	3
Newfoundland and Labrador	1	—	1
New Hampshire	7	—	7
New Jersey	27	—	27
New Mexico	3	—	3
New York	52	—	52
North Carolina	31	—	31
North Dakota	2	—	2
Nova Scotia	4	—	4
Ohio	30	—	30
Oklahoma	8	—	8
Ontario	35	—	35
Oregon	15	2	17
Pennsylvania	43	—	43
Prince Edward Island	1	—	1
Rhode Island	3	—	3
Saskatchewan	2	—	2
South Carolina	10	—	10
South Dakota	2	—	2
Tennessee	13	—	13
Texas	69	20	89
Utah	12	—	12
Vermont	2	—	2
Virginia	32	—	32
Washington	22	9	31
West Virginia	5	—	5
Wisconsin	18	—	18
Wyoming	1	—	1
Total	1,047	137	1,184

ITEM 3.  Legal Proceedings.

Employee Claims

Adams Claim

On April 22, 2009, 129 individuals commenced an action against the Company styled Adams, et. al. v. Michaels Stores, Inc. in the United States District Court for the Central District of California. The Adams suit alleges that Michaels failed to pay overtime wages, provide meal and rest periods (or compensation in lieu thereof), accurately record hours worked and provide itemized employee wage statements. The Adams suit additionally alleges that the foregoing conduct was in breach of California’s unfair competition law. Similar claims were subsequently filed by an additional eight individuals.  The plaintiffs seek injunctive relief, damages for unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs. A number of the individual plaintiff claims have been settled for immaterial amounts. A bench trial on one of the plaintiff’s case occurred in December 2010, and no decision has been rendered.  We believe we have meritorious defenses and intend to defend the remaining individual claims vigorously. We do not believe the resolution of these cases will have a material effect on our business.

Tijero and Godfrey Consolidated Claim

On February 12, 2010, the Company was served with a lawsuit filed on May 7, 2009 by Jose Tijero, a former assistant manager for Aaron Brothers as a purported class action proceeding on behalf of himself and all current and former hourly retail employees employed by Aaron Brothers in California. On July 12, 2010, the Company was served with a lawsuit filed on July 9, 2010 by Amanda Godfrey, a former Aaron Brothers’ hourly employee alleging similar allegations as in the Tijero suit. On October 15, 2010, the cases were consolidated and refiled in the United States District Court-Northern District of California. These suits allege that Aaron Brothers failed to pay all wages and overtime, failed to provide its hourly employees with adequate meal and rest breaks (or compensation in lieu thereof), failed to timely pay final wages, unlawfully withheld wages and failed to provide accurate wage statements and further alleges that the foregoing conduct was in breach of various laws, including California’s unfair competition law. The plaintiff seeks injunctive relief, compensatory damages, meal and rest break penalties, waiting time penalties, interest, and attorneys’ fees and costs. The Company filed a Motion to Dismiss various claims and a hearing is set for March 29, 2011.  We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We are unable to estimate a range of loss, if any, in this case.

Consumer Class Action Claims

Carson Claim

On August 15, 2008, Linda Carson, a consumer, filed a purported class action proceeding against Michaels Stores, Inc. in the Superior Court of California, County of San Diego (“San Diego Superior Court”), on behalf of herself and all similarly-situated California consumers. The Carson suit alleges that Michaels unlawfully requested and recorded personally identifiable information (i.e., her zip code) as part of a credit card transaction. The plaintiff sought statutory penalties, costs, interest, and attorneys’ fees. We contested certification of this claim as a class action and filed a motion to dismiss the claim. On March 9, 2009, the Court dismissed the case with prejudice. The plaintiff appealed this decision to the California Court of Appeal for the Fourth District, San Diego. On July 22, 2010, the Court of Appeal upheld the dismissal of the case. The plaintiff appealed this decision to the Supreme Court of California (“California Supreme Court”). On September 29, 2010, the California Supreme Court granted the plaintiff’s petition for review; however, it stayed any further proceedings in the case until another similar zip code case pending before the court, Pineda v. Williams-Sonoma, was decided.  On February 10, 2011, the California Supreme Court ruled, in the Williams-Sonoma case, that zip codes are personally identifiable information and therefore the Song-Beverly Credit Card Act of 1971, as amended (“Song Act”) prohibits businesses from requesting or requiring zip codes in connection with a credit card transaction.  We anticipate that the Carson case will be remanded to the San Diego Superior Court for further proceedings consistent with the California Supreme Court decision.  We are reviewing the matter in light of this recent decision and, at this time, we are unable to estimate a range of loss, if any, in this case. Additionally, since the California Supreme Court decision on February 10, 2011, three additional purported class action lawsuits alleging violations of the Song Act have been filed against the Company: Carolyn Austin v. Michaels Stores, Inc. and Tiffany Heon v. Michaels Stores, Inc., both in the San Diego Superior Court and Sandra A. Rubinstein v. Michaels Stores, Inc. in the Superior Court of California, County of Los Angeles, Central Division.  We intend to vigorously defend each of these cases and we are unable, at this time, to estimate a range of loss, if any.

Rattray Claim

On April 9, 2010, Ross Rattray, a consumer, filed a purported class action proceeding against Michaels Stores, Inc. in the San Diego Superior Court, on behalf of himself and all similarly-situated California consumers. The Rattray suit alleges causes of action for unlawful and unfair business practices and false advertising under the California Business and Professions Code, and a violation of the Consumer Legal Remedies Act, for misrepresentation that Michaels gift cards are not redeemable for cash and for failure to disclose that the plaintiff could redeem the unused cash balance on a gift card when the value fell below $10.00. On March 15, 2011, the matter was mediated and a tentative settlement agreement was reached with the plaintiff for an immaterial amount, which is subject to Court approval.

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

On July 29, 2010, the SEC filed a civil enforcement action in federal district court for the Southern District of New York against Charles Wyly, Sam Wyly and others alleging, among other things, violations of various federal securities laws, including those governing ownership reporting and trading of securities, in connection with the non-U.S. trusts and their subsidiaries. Additional information may be obtained at the SEC’s website. Charles Wyly, Sam Wyly and their attorney Michael French, a former director of the Company, have requested indemnification from the Company for certain legal costs with respect to these matters. The Company is currently assessing the Wylys’ claim and French’s claim.

Pricing and Promotions Inquiry

On or about February 11, 2011, the Company received a notice of investigation and a subpoena from the New York State Attorney General requiring the production of certain documents relating to the frequency of the Company’s pricing promotions and advertisements.  At this time, we are unable to determine the scope of the investigation, the relief which may be sought in any such proceeding or whether such proceeding could have a material adverse effect on our business.

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

Holders

As of March 21, 2011, there were 40 holders of record of our Common Stock.

Dividends

The Company has not declared or paid any cash dividends on its Common Stock in fiscal 2010 and fiscal 2009.  The Company does not anticipate paying any cash dividends in the near future.

ITEM 6.  Selected Financial Data.

The following financial information for the five most recent fiscal years has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere herein. The selected financial data for fiscal year 2006 reflects adjustments to reclassify the operations of Star and Recollections as discontinued operations.

	Fiscal Year
	2010 (1)	2009	2008	2007	2006 (2)
	(In millions, except per share and store count data)
Results of Operations Data:
Net sales	$4,031	$3,888	$3,817	$3,862	$3,843
Operating income	488	397	304	354	208
Income (loss) before discontinued operations	98	107	(5)	(22)	44
Discontinued operations loss, net of income tax	—	—	—	(10)	(3)
Net income (loss)	98	107	(5)	(32)	41
Dividends per common share (3)	—	—	—	—	0.12

Balance Sheet Data:
Cash and equivalents	$319	$217	$33	$29	$30
Merchandise inventories	826	873	900	845	840
Total current assets	1,275	1,207	1,049	980	1,000
Total assets	1,770	1,710	1,625	1,614	1,693
Total current liabilities	687	717	681	679	742
Long-term debt	3,667	3,684	3,756	3,741	3,729
Total liabilities	4,434	4,481	4,512	4,506	4,568
Stockholders’ deficit	(2,664)	(2,771)	(2,887)	(2,892)	(2,875)

Other Financial Data:
Cash flow from operating activities	$438	$405	$59	$268	$157
Cash flow from investing activities	(83)	(43)	(85)	(100)	(143)
Cash flow from financing activities	(253)	(178)	30	(169)	(436)

Other Operating Data:
Average net sales per selling square foot (4) (5)	$208	$205	$206	$217	$224
Comparable store sales increase (decrease) (6)	2.5%	0.2%	(4.6)%	(0.7)%	0.2%
Total selling square footage	20	20	19	19	18

Stores Open at End of Year:
Michaels (5)	1,045	1,023	1,009	963	921
Aaron Brothers	137	152	161	166	166
Total stores open at end of year	1,182	1,175	1,170	1,129	1,087

(1)             Fiscal 2010 net income includes a $53 million loss related to the early extinguishment of our 2014 Notes.

(2)             Fiscal 2006 operational data, excluding comparable store sales, includes the 53rd week, which had net sales of approximately $56 million.

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

(5)             For fiscal year 2006, the Star Decorators Wholesale Los Angeles store has been retroactively presented as a Michaels store.

(6)             Comparable store sales increase (decrease) represents the increase (decrease) in net sales for stores open the same number of months in the indicated and comparable period of the previous year, including stores that were relocated or expanded during either period. A store is deemed to become comparable in its 14th month of operation in order to eliminate grand opening sales distortions. A store temporarily closed more than 2 weeks due to a catastrophic event is not considered comparable during the month it closed. If a store is closed longer than 2 weeks but less than 2 months, it becomes comparable in the month in which it reopens, subject to a mid-month convention. A store closed longer than 2 months becomes comparable in its 14th month of operation after its reopening. These percentages for fiscal year 2006 have been adjusted to exclude Star and Recollections.

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

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. References to fiscal year mean the year in which that fiscal year began. Fiscal 2010 ended on January 29, 2011, fiscal 2009 ended on January 30, 2010, and fiscal 2008 ended on January 31, 2009. Each of these three fiscal years contained 52 weeks.

Executive Overview

We are the largest arts and crafts specialty retailer in North America, with fiscal 2010 sales of over $4.0 billion. Our primary business is the operation of 1,047 Michaels stores across the United States and Canada. We also operate 137 Aaron Brothers stores, a custom frame, framing, and art supply chain (all store counts are as of March 21, 2011). Through our broad product assortments, educational in-store events, project sheets and displays, and on-line information, we offer a shopping experience that inspires creativity in the areas of arts, crafts, floral displays, framing, home accents, and kid’s hobbies and activities.

Highlights for fiscal 2010 include the following:

•      We surpassed the $4 billion sales mark for the first time in Company history with $4.031 billion in sales, a 3.7% improvement over last year, driven by a 2.5% increase in comparable store sales as well as the opening of 23 new stores. Our new store growth included three urban market format stores as well as our first small market format store. In addition, we completed 10 store relocations during the year.

•      Our private brand merchandise represented 36% of total sales.

•      Direct import penetration, as a percent of total receipts, increased to 23% compared to 17% in fiscal 2009.

•      Gross margin improved by 110 basis points to 38.8% for fiscal 2010.

•      We reported record operating income of $488 million, an increase of 22.9% from prior year.

•      Adjusted EBITDA improved by 14.3%, from $544 million in fiscal 2009 to $622 million fiscal 2010. Net cash provided by     operating activities increased $33 million, or 8.1%, and net income decreased by $9 million to $98 million.

•      During the third quarter of fiscal 2010, we refinanced our $750 million 10% Senior Notes maturing in 2014 with $800 million 7 3/4% Senior Notes maturing in 2018.

•      We reduced our senior secured term loan facility by $228 million.

•      Our average inventory per store decreased by 6.8% compared to fiscal 2009.

•      On September 15, 2010, we acquired certain assets of ScrapHD, LLC, a digital scrapbooking and photo-booking business that, once re-launched in early fiscal 2011, will allow customers to work online to create digital scrapbooks which can be printed at home or professionally bound into a book.

•      We launched new strategic merchandising alliances and exclusive product partnerships, such as the exclusive “Duff”™ bakeware collection of Chef Duff Goldman.

In fiscal 2011, we will continue to focus on strategic initiatives such as:

•   enhancing the in-store experience,

•   introducing new products through frequent merchandise resets,

•   diversifying marketing programs,

•   continued growth of global sourcing and private brand penetration,

•   store expansion and portfolio optimization, and

•   inventory optimization.

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

Merchandise Inventories—Merchandise inventories are valued at the lower of cost or market, with cost determined using a weighted average method. Cost is calculated based upon the price paid for an item at the time it is received by us, and also includes the cost of warehousing, handling, purchasing, and importing the inventory, as well as inbound and outbound transportation, partially offset by vendor allowances. This net inventory cost is recognized through Cost of sales when the inventory is sold.  It is impractical for us to assign specific allocated overhead costs and vendor allowances to individual units of inventory. As such, to match net inventory costs against the related revenues, we estimate the net inventory costs to be deferred and recognized each period as the inventory is sold.

Vendor allowances, which primarily represent volume rebates and cooperative advertising funds, are recorded as a reduction of the cost of the merchandise inventories and a subsequent reduction in Cost of sales when the inventory is sold. We generally earn vendor allowances as a percentage of certain merchandise purchases with no minimum purchase requirements. Typically, our vendor allowance programs extend for a period of 12 months. We recognized vendor allowances of $112 million, or 2.8% of net sales, in fiscal 2010, $133 million, or 3.4% of net sales, in fiscal 2009, and $149 million, or 3.9% of net sales, in fiscal 2008. During the three fiscal years ended January 29, 2011, the number of vendors from which vendor allowances were received ranged from approximately 670 to 770. As a result of our increased direct import penetration, vendor allowances, as a percentage of sales, have been declining and we expect this trend to continue in future years.

We utilize perpetual inventory records to value inventory in our stores. Physical inventory counts are performed in a significant number of stores during each fiscal quarter by a third party inventory counting service. Substantially all stores open longer than one year are subject to at least one count each fiscal year. We adjust our perpetual records based on the results of the physical counts. We maintain a provision for estimated shrinkage based on the actual historical results of our physical inventories. We compare our estimates to the actual results of the physical inventory counts as they are taken and adjust the shrink estimates accordingly. A 10% change in our estimated shrinkage would have affected net income by $1 million for fiscal 2010. We also evaluate our merchandise to ensure that the expected net realizable value of the merchandise held at the end of a fiscal period exceeds cost.  In the event that the expected net realizable value is less than cost, we reduce the value of that inventory accordingly. A 10% change in our inventory valuation reserve would have affected net income by $1 million for fiscal 2010.

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

Factors used in the valuation of goodwill include, but are not limited to, management’s plans for future operations, recent operating results and discounted projected future cash flows. Material assumptions used in our impairment analysis include the weighted average cost of capital (“WACC”) percentage, terminal growth rate and forecasted long-term sales growth. During fiscal 2010, fiscal 2009, and fiscal 2008, there was no impairment charge taken on our goodwill. A 1% change in the WACC rate represents an approximate $540 million change to the enterprise fair value of the Michaels reporting unit. A 1% change in the terminal growth rate and long-term sales growth rate represents an approximate combined $420 million change to the enterprise fair value. Neither assumption change would have resulted in an impairment of goodwill.

Impairment of Long-Lived Assets—We evaluate long-lived assets, other than goodwill and assets with indefinite lives, for indicators of impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. Additionally, for store assets, we evaluate the performance of individual stores for indicators of impairment and underperforming stores are selected for further evaluation of the recoverability of the carrying amounts. The evaluation of long-lived assets is performed at the lowest level of identifiable cash flows, which is at the individual store level.

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

Our initial indicator that store assets are considered to be recoverable is that the estimated undiscounted cash flows for the remaining lease term, assuming zero growth over current year store performance, exceed the carrying value of the assets. This evaluation is performed on stores open longer than 36 months (unless significant impairment indicators exist), as we consider a store to become mature after that time period. Any stores that do not meet the initial criteria are further evaluated taking into consideration the estimated undiscounted store-specific cash flows for the remaining lease term compared to the carrying value of the assets. To estimate store-specific future cash flows, management must make assumptions about key store variables, including sales, growth rate, gross margin, payroll and other controllable expenses. Furthermore, management considers other factors when evaluating stores for impairment, including the individual store’s execution of its operating plan and other local market conditions.

An impairment is recognized once all the factors noted above are taken into consideration and it is determined that the carrying amount of the store’s assets are not recoverable. The impairment is based on estimated fair value of the assets. We recorded an immaterial impairment charge in fiscal 2010, $2 million in fiscal 2009, and $3 million in fiscal 2008. In addition to recording impairment charges on certain stores based on the previously discussed criteria, we maintain a list of stores we consider at risk and monitor those stores closely. As of January 29, 2011, we did not have any stores we considered at risk for impairment.

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

The cost of closing a store or facility is calculated as the lesser of the present value of future rental obligations remaining under the lease (less estimated sublease rental income) or the lease termination fee. The determination of the reserves is dependent on our ability to make reasonable estimates of costs to be incurred post-closure and of rental income to be received from subleases. In planning our store closures, we try to time our exits as close to the lease termination date as possible to minimize any remaining lease obligation. As of January 29, 2011 our reserve for closed facilities, including discontinued operations, was $5 million. The reserves could differ materially if market conditions were to vary significantly from our assumptions.

Self-Insurance—We have insurance coverage for losses in excess of self-insurance limits for medical liability, general liability and workers’ compensation claims.  Health care reserves are based on actual claims experience and an estimate of claims incurred but not reported. Reserves for general liability and worker’s compensation are determined through the use of actuarial studies. Due to the significant judgments and estimates utilized for determining these reserves, they are subject to a high degree of variability. In the event our insurance carriers are unable to pay claims submitted to them, we would record a liability for such estimated payments we expect to incur. A 10% change in our self-insurance liability would have affected net income by approximately $4 million for fiscal 2010.

Revenue Recognition—Revenue from sales of our merchandise is recognized when the customer takes possession of the merchandise. Revenue is presented net of sales taxes collected.  Sales related to custom framing are deferred until the order is picked up by the customer, which we estimate based on historical customer behavior. We deferred 13 days of custom framing revenue at the end of fiscal 2010, 2009 and 2008. A one day change in our custom frame deferral would have had an immaterial impact on our fiscal 2010 net income. As of January 29, 2011 and January 30, 2010, our deferred framing revenue was approximately $10 million and $8 million, respectively.

We allow for merchandise to be returned under most circumstances and provide a reserve for estimated returns. We use historical customer return behavior to estimate our reserve requirements. As of January 29, 2011 and January 30, 2010, our sales returns reserve was approximately $3 million.

We record a gift card liability on the date we issue the gift card to the customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. The deferred revenue associated with outstanding gift cards increased $2 million from January 30, 2010, to $26 million as of January 29, 2011. We escheat the value of unredeemed gift cards where required by law. Any remaining liabilities not subject to escheatment are evaluated to determine whether the likelihood of the gift card being redeemed is remote (gift card breakage). We recognize gift card breakage as revenue, by applying our estimate of the rate of gift card breakage over the period of estimated performance. Our estimates of the gift card breakage rate are applied to the estimated amount of gift cards that are expected to go unused and that are not subject to escheatment, and such estimates are based on customers’ historical redemption rates and patterns. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to recognize income related to unredeemed gift cards. However, if actual results are not consistent with our assumptions, we may record additional income or expense.

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

Because we are privately held and there is no public market for our Common Stock, the fair value of our equity is estimated by our Board of Directors at the time option grants are awarded.  In estimating the fair value of our Common Stock, the Board of Directors considers factors that it believes are material to the valuation process including the Company’s actual and projected financial results, the principal amount of the Company’s indebtedness and formal valuations of the Company. In fiscal 2010, valuations completed relied on projections of our future performance, estimates of our weighted average cost of capital, and metrics based on the performance of a peer group of similar companies, including valuation multiples and stock price volatility. However, due to the economic deterioration that occurred during fiscal 2008, the traditional approaches outlined above did not yield an answer that was considered to be representative of the fair value of the Company’s equity.  Accordingly, as of the end of fiscal 2008 and fiscal 2009, the Company also completed a valuation based on a Black-Scholes option model, which utilized the fair value of the Company’s assets, the book value of the Company’s debt, an estimated time to a liquidity event, the asset volatility of a peer group of companies and the risk free rate. In future valuations, we will consider traditional approaches and, to the extent necessary, the Black-Scholes option model for valuing our Common Stock.

Other assumptions used in the option value model for estimating the fair value of stock option awards include expected volatility of our Common Stock share price, expected terms of the options, expected dividends, and forfeitures. The expected volatility rate is based on both historical volatility as well as implied volatilities from the exchange-traded options on the common stock of a peer group of companies. We utilize historical exercise and post-vesting employment behavior to estimate the expected terms of the options and do not use a dividend rate assumption. Our forfeitures assumption was estimated based on historical experience and anticipated events. The risk-free interest rate is based on the yields of U.S. Treasury instruments with approximately the same term as the expected life of the stock option award. We update our assumptions regularly based on historical trends and current market observations.

As of January 29, 2011, compensation cost not yet recognized related to nonvested awards totaled $21 million and is expected to be recognized over a weighted average period of 3.2 years. A 10% change in the fair value of stock option awards granted in fiscal 2010 would have had an immaterial impact on our fiscal 2010 net income and impacted compensation cost not yet recognized by $2 million.

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

•          Taxable income in prior carryback years; and

•          Tax-planning strategies.

Our evaluation regarding whether a valuation allowance is required or should be adjusted also considers, among other things, the nature, frequency, and severity of recent losses, forecasts of future profitability and the duration of statutory carryforward periods. Our forecasts of future profitability represents our best estimate of these future events. After conducting this assessment, the valuation allowance recorded against our deferred tax assets was $15 million and $14 million as of January 29, 2011 and January 30, 2010, respectively.  If actual results differ from estimated results, or if we adjust these assumptions in the future, we may need to adjust our deferred tax assets or liabilities, which could impact our effective tax rate.

The amount of income taxes we pay is subject to ongoing audits in the taxing jurisdictions in which we operate. During these audits, the taxing authorities may challenge items on our tax returns. Because the tax matters challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain. We recognize tax benefits for uncertain positions only to the extent that we believe it is more likely than not that the tax position will be sustained. Our future results may include favorable or unfavorable adjustments to our unrecognized tax benefits due to closure of income tax audits, new regulatory or judicial pronouncements, or other relevant events. As a result, our effective tax rate may fluctuate significantly on a quarterly and annual basis.

Results of Operations

The following table sets forth the percentage relationship to net sales of each line item of our Consolidated Statements of Operations. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

	Fiscal Year
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	61.2	62.3	63.7
Gross profit	38.8	37.7	36.3
Selling, general, and administrative expense	26.3	27.1	27.8
Related party expenses	0.3	0.4	0.4
Store pre-opening costs	0.1	0.1	0.1
Operating income	12.1	10.1	8.0
Interest expense	6.8	6.6	7.9
Loss on early extinguishment of debt	1.3	—	—
Other (income) and expense, net	0.2	(0.4)	0.1
Income before income taxes	3.8	3.9	—
Provision for income taxes	1.3	1.3	0.1
Net income (loss)	2.5%	2.6%	(0.1)%

Fiscal 2010 Compared to Fiscal 2009

Net Sales—Net sales increased for fiscal 2010 by $143 million, or 3.7%, from fiscal 2009 due primarily to a $96 million increase in comparable store sales. Comparable store sales increased 2.5% due to an increase in customer transactions of 1.3% and an increase in the average ticket of 1.2%. The fluctuation in the exchange rates between the United States and Canadian dollars positively impacted the average ticket by 70 basis points. Comparable store sales growth was strongest in our bakeware, kid’s crafts, and custom framing categories. In addition, sales from our non-comparable new stores provided incremental revenue of $47 million.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $44 million to $2.467 billion from $2.423 billion in fiscal 2009 as a result of the 2.5% increase in comparable store sales and an increase in sales from non-comparable new stores. Cost of sales and occupancy expense decreased 110 basis points as a percentage of net sales. Merchandise costs, as a percentage of net sales, improved 60 basis points driven by our direct import initiative and improved pricing and promotion management. In addition, occupancy costs decreased 50 basis points due in part to 30 basis points of increased leverage on higher comparable store sales. Further, continued focus on cost management and lower occupancy amortization, due to reduced capital expenditures in recent years, each contributed a 10 basis point reduction to occupancy expense.

Selling, General and Administrative Expense—Selling, general and administrative expense was $1.059 billion, or 26.3% of net sales, in fiscal 2010 compared to $1.052 billion, or 27.1% of net sales, in fiscal 2009. Selling, general and administrative expense increased $7 million driven by a $16 million increase in store costs related to operating 22 additional Michaels Stores during the year, as well as a $5 million increase in advertising expense. These amounts were partially offset by a $7 million decrease in group insurance due to careful cost management and a $6 million decrease in depreciation expense as a result of lower capital expenditures over the last several years. As a percentage of net sales, selling, general and administrative expense decreased 80 basis points due to increased payroll leverage of 30 basis points on higher comparable store sales and a 20 basis point decrease in both group insurance and depreciation expense for the reasons indicated above.

Related Party Expenses—Related party expenses were $14 million for each of fiscal 2010 and fiscal 2009, consisting of management fees and associated expenses paid to our Sponsors and Highfields Capital Management, LP.

Interest Expense—Interest expense increased from $257 million in fiscal 2009 to $276 million in fiscal 2010, as a result of increased interest rates associated with our amended credit facilities.

Loss on Early Extinguishment of Debt — We recorded a loss of $53 million related to the early extinguishment of our 2014 Senior Notes during fiscal 2010. The $53 million loss is comprised of $41 million of tender and call premiums and $12 million to write off the remaining unamortized debt issuance costs. See Note 3 to the consolidated financial statements for further discussion.

Other (Income) and Expense, net—Other expense for fiscal 2010 related to a $12 million loss in the fair value of the interest rate derivative (the “interest rate cap”) that we purchased in the first quarter of fiscal 2009 to cap our exposure to interest rate increases on our senior secured term loan facility, as more fully described in Note 7 to the consolidated financial statements, partially offset by $2 million of foreign exchange rate gains. Other income for fiscal 2009 related primarily to a $10 million gain in the fair value of the interest rate cap and $5 million of foreign exchange rate gains.

Provision for Income Taxes—The effective tax rate for fiscal 2010 was 34.4%. The rate was lower than the federal tax rate due primarily to favorable impacts of 2.8% from audit settlements with taxing authorities, 1.1% from federal manufacturing deductions and 1.1% from our ability to utilize federal tax credits. These amounts are partially offset by a 3.3% unfavorable impact from the state deferred tax liability correction recorded during the first quarter of fiscal 2010. The effective tax rate for fiscal 2009 of 31.6% was lower than the federal tax rate due primarily to favorable impacts of 3.1% related to the correction of a state deferred tax liability pool, 2.0% from the ability to utilize tax credits, which had been limited in prior years, and 0.9% of tax return to provision adjustments.

Fiscal 2009 Compared to Fiscal 2008

Net Sales—Net sales increased for fiscal 2009 by $71 million, or 1.9%, from fiscal 2008 due primarily to sales from non-comparable new stores, which provided incremental revenue of $64 million. Our comparable store sales increased 0.2% due to an increase in customer traffic of 3.2%, partially offset by a decrease in the average ticket of 2.9% and an adverse impact of 0.1% related to the change in deferred custom framing revenue. Comparable store sales growth was the strongest in our jewelry, impulse, and bakeware categories. The fluctuation in the exchange rates between the United States and Canadian dollars did not have a significant impact on comparable store sales for fiscal 2009.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense decreased $8 million to $2.423 billion in fiscal 2009 from $2.431 billion in fiscal 2008 due to $24 million lower freight and distribution costs and a $5 million reduction in shrink, partially offset by a $16 million decrease in vendor allowances and additional merchandise costs associated with higher sales. In addition, occupancy costs increased by $4 million as a result of opening new stores. Cost of sales and occupancy expense decreased 140 basis points as a percentage of net sales. Merchandise costs decreased 120 basis points driven by improved management of promotional and clearance markdowns and lower fuel and distribution costs. In addition, occupancy expense decreased 20 basis points due to increased focus on cost management.

Selling, General and Administrative Expense—Selling, general and administrative expense was $1.052 billion, or 27.1% of net sales, in fiscal 2009 compared to $1.060 billion, or 27.8% of net sales, in fiscal 2008. Selling, general and administrative expense decreased $8 million, or 70 basis points, driven by a $22 million or 90 basis point decrease in store expenses related to improved payroll and cost management, as well as a $10 million or 30 basis point decrease in both advertising and severance expense. Additionally, prior year amounts included $7 million or 20 basis points of consulting expenses for studies related to consumer insights and other strategic initiatives. These reductions were partially offset by a $38 million or 100 basis point increase in performance based bonus expense.

Related Party Expenses—Related party expenses were $14 million for fiscal 2009 compared to $16 million in fiscal 2008 consisting of $14 million of management fees and associated expenses paid to our Sponsors and Highfields Capital Management, LP.  Also included in the related party expenses in fiscal 2008 was approximately $2 million of amortization expense related to the Wylys’ separation agreements.

Interest Expense—Interest expense decreased from $302 million in fiscal 2008 to $257 million in fiscal 2009, due to a lower average interest rate related to our variable-rate debt and lower average debt levels.

Other (Income) and Expense, net—Other income for fiscal 2009 related to a $10 million gain in the fair value of the interest rate cap, as more fully described in Note 7 to the consolidated financial statements, and $5 million of foreign exchange rate gains. In fiscal 2008, other expense related to foreign exchange rate losses.

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

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, to purchase inventory, to service our outstanding debt, and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities, and funds available under our senior secured asset-based revolving credit facility will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and anticipated growth for the foreseeable future. Our senior secured asset-based revolving credit facility provides senior secured financing of up to $900 million, subject to a borrowing base. As of January 29, 2011, the borrowing base was $653 million, which supported $49 million of outstanding letters of credit and provided $604 million of excess availability. Our cash and equivalents increased $102 million from $217 million at January 30, 2010 to $319 million at January 29, 2011.

We and our subsidiaries, affiliates, and significant stockholders may from time to time seek to retire or purchase our outstanding debt (including publicly issued debt) through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.

Cash Flow from Operating Activities

Cash flow provided by operating activities in fiscal 2010 was $438 million compared to $405 million in fiscal 2009. The $33 million change was primarily due to improved net income of $44 million before consideration of the $53 million loss on the early extinguishment of the 2014 Senior Notes and a $30 million favorable impact from improved accounts payable leveraging. The improvement was partially offset by a $42 million unfavorable impact in our accrued performance based bonus expense as a result of higher bonus payments made in fiscal 2010 compared to fiscal 2009.

Cash Flow from Investing Activities

Cash flow used in investing activities represents the following capital expenditures:

	Fiscal Year
	2010	2009	2008
	(In millions)
New and relocated stores and stores not yet opened (1)	$23	$14	$31
Existing stores	24	13	26
Information systems	27	12	24
Corporate and other	7	4	4
	$81	$43	$85

(1)             In fiscal 2010, we incurred capital expenditures related to the opening of 23 Michaels stores in addition to the relocation of ten Michaels stores. In fiscal 2009, we incurred capital expenditures related to the opening of 18 Michaels stores and the relocation of five Michaels stores. In fiscal 2008, we incurred capital expenditures related to the opening of 51 Michaels stores and the relocation of 11 Michaels stores and two Aaron Brothers stores.

In fiscal 2009, we opened the majority of our stores in locations where the landlord paid to build the stores to our specifications. During fiscal 2010, we have opened a greater number of stores in locations where we paid to build the stores to our specifications. As a result, our capital expenditures for new and relocated stores have increased in fiscal 2010 compared to fiscal 2009. This trend may continue in future years.

During the third quarter of fiscal 2010, we purchased certain assets of ScrapHD, LLC. See Note 13 to the consolidated financial statements for further information.

We currently estimate that our capital expenditures will be increased to between $115 million and $125 million in fiscal 2011. We plan to open 35 to 40 stores, including 10 to 15 relocations, and invest in the infrastructure required to support our long-term goals.

Cash Flow from Financing Activities

Cash flow used in financing activities during fiscal 2010 was $253 million compared to $178 million during fiscal 2009. During fiscal 2010, we made an excess cash flow payment and voluntary prepayments on our senior secured term loan facility totaling $228 million. In addition, we retired our 2014 Senior Notes (as defined below) during the third quarter of fiscal 2010 and issued the 2018 Senior Notes (as defined below), which required us to pay $41 million in tender and call premiums.  We also paid debt issuance costs related to the 2018 Senior Notes and costs to amend our senior secured asset-based revolving credit facility of $15 million and $19 million, respectively. Further, we did not have any borrowings in excess of repayments under our senior secured asset-based revolving credit facility during fiscal 2010, while in fiscal 2009, our repayments were in excess of our borrowings by $148 million.

Debt

To finance the Merger, we issued the 2014 Senior Notes, the Senior Subordinated Notes (as defined below), and the Subordinated Discount Notes (as defined below) (collectively, the “Notes”).  We also executed a senior secured asset-based revolving credit facility as well as a senior secured term loan facility (collectively, and as subsequently amended, the “Senior Credit Facilities”). Borrowings under our senior secured asset-based revolving credit facility are influenced by a number of factors as more fully described below.

Notes

On October 31, 2006, we issued (i) $750 million in principal amount of 10% Senior Notes due November 1, 2014 (the “2014 Senior Notes”); (ii) $400 million in principal amount at maturity of 11 3/8% Senior Subordinated Notes due November 1, 2016 (the “Senior Subordinated Notes”); and (iii) $469 million in principal amount of 13% Subordinated Discount Notes due November 1, 2016 (the “Subordinated Discount Notes”). During the third quarter of fiscal 2010, we retired the 2014 Senior Notes and issued $800 million of 7¾% Senior Notes due November 1, 2018 (the “2018 Senior Notes”), at a discounted price of 99.262% of face value, resulting in an effective interest rate of 7 7/8%. Interest on the 2018 Senior Notes and the Senior Subordinated Notes is payable semi-annually in arrears on each May 1 and November 1, commencing on May 1, 2011 and May 1, 2007, respectively.  No cash interest is payable on the Subordinated Discount Notes prior to November 1, 2011. Beginning on November 1, 2011, cash interest will accrue on the Subordinated Discount Notes and is payable semi-annually in arrears on each May 1 and November 1 (the first cash interest payment is May 1, 2012).  The 2018 Senior Notes are guaranteed, jointly and severally, on an unsecured basis, the Senior Subordinated Notes are guaranteed, jointly and severally, on an unsecured senior subordinated basis, and the Subordinated Discount Notes are guaranteed, jointly and severally, on an unsecured subordinated basis, in each case, by our subsidiaries (each of which is directly or indirectly owned 100% by Michaels Stores, Inc.), other than certain immaterial subsidiaries.

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

•                    merge or consolidate with another company; and

•                    sell or otherwise transfer assets.

Senior Secured Asset-based Revolving Credit Facility

On February 18, 2010, we entered into an agreement to amend and restate various terms of the then existing asset-based revolving credit facility, dated as of October 31, 2006 (the “senior secured asset based revolving credit facility”). As of January 29, 2011, the borrowing base was $653 million, of which we had no outstanding borrowings.  Borrowing capacity is available for letters of credit and borrowings on same-day notice.

The senior secured asset-based revolving credit facility extended an aggregate amount of $850 million of the tranche A commitments and $50 million of the FILO (as defined below) commitments, with respect to certain lenders (the “Extending Lenders”), from October 31, 2011 to the earlier of April 15, 2014, or 45 days prior to the maturity date of any class of term loans in the Company’s senior secured term loan facility (the “Extended Maturity Date”). The remaining $202 million of commitments from the other lenders under the existing asset-based revolving credit facility (the “Non-Extending Lenders”) were scheduled to terminate on October 31, 2011. On October 1, 2010, we elected to permanently terminate the $202 million of commitments from the Non-Extending Lenders. The $850 million of the tranche A commitments and $50 million of the FILO commitments remain unaffected.

Simultaneously with entering into the Asset-based revolving credit facility, the Company exercised its ability to increase tranche A commitments in the aggregate amount of $152 million.

The borrowing base on the senior secured asset-based revolving credit facility equals the sum of (i) 90% of eligible credit card receivables and debit card receivables; (ii) between 85% and 87.5% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit; (iii) a percentage of eligible in-transit inventory, less certain reserves; and (iv) the sum of an additional 5% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit plus an additional 5% of eligible credit card receivables and debit card receivables under a last out tranche (collectively, the first in last out tranche “FILO”), up to a maximum amount of $50 million.

The senior secured asset-based revolving credit facility provides us with the right to request up to $200 million of additional commitments under this facility, of which $48 million remains available, prior to October 31, 2011.  The lenders under this facility are not under any obligation to provide any such additional commitments, and any increase in commitments is subject to customary conditions precedent.  If we were to request any such additional commitments, and the existing lenders or new lenders were to agree to provide such commitments, on or after October 31, 2011, the tranche A commitments under the senior secured asset-based revolving credit facility could be increased to up to $1.2 billion less the FILO commitments. However, our ability to borrow under this facility would still be limited by the amount of the borrowing base.

Borrowings under the senior secured asset-based revolving credit facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate subject to certain adjustments plus 1.00% or (b) a LIBOR rate subject to certain adjustments, in each case plus an applicable margin.   The initial applicable margin is (a) 2.50% for non-FILO base rate borrowings and 3.50% for non-FILO LIBOR borrowings and (b) 4.50% for FILO base rate borrowings and 5.50% for FILO LIBOR borrowings. The applicable margin is subject to adjustment each fiscal quarter based on the excess availability under the senior secured asset-based revolving credit facility.  Same-day borrowings bear interest at a rate per annum equal to a base rate determined by reference to the highest of (a) the prime rate of Bank of America, N.A., (b) the federal funds effective rate plus 0.50% and (c) a LIBOR rate subject to certain adjustments plus 1.00%, in each case, plus an applicable margin. The initial applicable margin with respect to same-day borrowings is 2.50%.

We are required to pay a commitment fee of 0.625% per annum on the unutilized commitments under the senior secured asset-based revolving credit facility.  We must also pay customary letter of credit fees and agency fees.

If, at any time, the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the senior secured asset-based revolving credit facility exceeds the lesser of (i) the commitment amount and (ii) the borrowing base, we will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount.  If the amount available under the senior secured asset-based revolving credit facility is less than $75 million at any time, or for five consecutive business days is less than the greater of $100 million or 15% of the lesser of the (i) then borrowing base and (ii) Revolving Credit Ceiling (as defined below), or if certain events of default have occurred, we will be required to repay outstanding loans and cash collateralize letters of credit with the cash we are required to deposit daily in a collection account maintained with the agent under the senior secured asset-based revolving credit facility. We may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty other than customary breakage costs with respect to LIBOR loans. There is no scheduled amortization under the senior secured asset-based revolving credit facility; the principal amount of the loans outstanding is due and payable in full on the Extended Maturity Date.

We must not permit excess availability at any time to be less than the greater of (a) $75 million and (b) 10% of the lesser of (1) the then borrowing base under the senior secured asset-based revolving credit facility or (2) $900 million (as reduced or increased in accordance with the terms of the senior secured asset-based revolving credit facility, the “Revolving Credit Ceiling”). In addition, (a) for the period of thirty consecutive days preceding our termination of the tranche A commitments of the Non-Extending Lenders and (b) on a projected pro forma basis, giving effect to such termination of commitments, for the six-month period following such termination of commitments, we must not permit excess availability at any time to be less than $125 million. Excess availability under the senior secured asset-based revolving credit facility means the lesser of (a) the Revolving Credit Ceiling minus the outstanding credit extensions and (b) the then borrowing base minus the outstanding credit extensions.

Although the senior secured asset-based revolving credit facility does not require us to comply with any financial ratio maintenance covenants, it does contain a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of its subsidiaries to:

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

•                  consolidate or merge; and

•                  create liens.

The covenants limiting dividends and other restricted payments; investments, loans, advances and acquisitions; and prepayments or redemptions of indebtedness, each permit the restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that we must meet certain specified excess availability requirements and minimum consolidated fixed charge coverage ratios, to be tested on a pro forma and 12 months projected basis. Adjusted EBITDA is used in the calculation of the consolidated fixed charge coverage ratios. The senior secured asset-based revolving credit facility also contains certain customary affirmative covenants and events of default.

Senior Secured Term Loan Facility

On October 31, 2006, we executed a $2.4 billion senior secured term loan facility (the “senior secured term loan facility”) with Deutsche Bank Securities Inc., and other lenders. The full amount was borrowed on October 31, 2006, with the balance payable on October 31, 2013. Borrowings under the senior secured term loan facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The applicable margin is 3.50% for base rate borrowings and 4.50% for LIBOR borrowings.

On August 20, 2009, we amended the senior secured term loan facility to permit the issuance or incurrence of indebtedness for the purpose of the repayment of existing term loans under the senior secured term loan facility, which new indebtedness could take the form of additional term loans under the senior secured term loan facility or secured or unsecured bonds or other loans.

On November 5, 2009, we amended the senior secured term loan facility to extend $1.0 billion of existing term loans (the “B-2 Term Loans”) to July 31, 2016, with the remaining $1.28 billion of existing term loans (the “B-1 Term Loans” and together with the B-2 Term Loans, the “Term Loans”) keeping the original maturity date of October 31, 2013. The B-2 Term Loans are subject to a minimum increase in interest rates on the B-2 Term Loans in connection with any future extensions of term loans to the extent that any such future extension has an increase in effective yield in excess of 0.25% above the effective yield of the B-2 Term Loans.

The senior secured term loan facility requires us to prepay outstanding term loans with (a) 100% of the net proceeds of any debt issued by us or our subsidiaries (with exceptions for certain debt permitted to be incurred under the senior secured term loan facility) and (b) 50% (which percentage will be reduced to 25% if our total leverage ratio, as defined in the senior secured term loan facility, is less than 6.00:1.00 and will be reduced to 0% if our total leverage ratio is less than 5.00:1.00) of our annual Excess Cash Flow (as defined in the senior secured term loan facility). We must also offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales or casualty events under certain circumstances. We may voluntarily prepay outstanding loans under the senior secured term loan facility at any time without premium or penalty other than customary breakage costs with respect to LIBOR loans.

Our voluntary prepayments in fiscal 2010 of $110 million more than offset the payment required from our annual Excess Cash Flow, which resulted in none of our senior secured term loan facility being classified as current debt as of January 29, 2011. Under the facilities, excess cash flow payments and voluntary prepayments serve to reduce future scheduled quarterly principal payments. The excess cash flow payment and voluntary prepayments made in fiscal 2010 effectively satisfied all scheduled quarterly principal payments until maturity of the Term Loans.

The senior secured term loan facility contains a number of negative covenants that are substantially similar to, but more restrictive in certain respects than, those governing the Notes as well as certain other customary affirmative and negative covenants and events of default. As of January 29, 2011, we were in compliance with all covenants.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Non-GAAP Measures

The following table sets forth the Company’s Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”).  The Company defines EBITDA as net income before interest, income taxes, discontinued operations, depreciation and amortization. Additionally, the table presents Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”).  The Company defines Adjusted EBITDA as EBITDA adjusted for certain defined amounts that are added to, or subtracted from, EBITDA (collectively, the “Adjustments”) in accordance with the Company’s $2.4 billion senior secured term loan facility and $900 million Asset-based revolving credit facility. The Adjustments are described in further detail in the table, and the footnotes to the table below.

The Company has presented EBITDA and Adjusted EBITDA to provide investors with additional information to evaluate our operating performance and our ability to service our debt.  The Company uses EBITDA, among other metrics, to evaluate operating performance, to plan and forecast future periods’ operating performance and as an element of its incentive compensation targets. Adjusted EBITDA is a required calculation under the Company’s Senior secured term loan facility and its asset-based revolving credit facility. As it relates to the senior secured term loan facility, Adjusted EBITDA is used in the calculations of fixed charge coverage and leverage ratios, which, under certain circumstances may result in limitations on the Company’s ability to make restricted payments as well as the determination of mandatory repayments of the loans. Under the asset-based revolving facility, Adjusted EBITDA is used in the calculation of fixed charge coverage ratios, which under certain circumstances may restrict the Company’s ability to make certain payments (characterized as restricted payments), investments (including acquisitions) and debt repayments.

As EBITDA and Adjusted EBITDA are not measures of operating performance or liquidity calculated in accordance with U.S. generally accepted accounting principles (“GAAP”), these measures should not be considered in isolation of, or as a substitute for, net income, as an indicator of operating performance, or net cash provided by operating activities, as an indicator of liquidity.  Our computation of EBITDA and Adjusted EBITDA may differ from similarly titled measures used by other companies. As EBITDA and Adjusted EBITDA exclude certain financial information compared with net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, users of this financial information should consider the types of events and transactions which are excluded.

The table below shows a reconciliation of EBITDA and Adjusted EBITDA to net income and net cash provided by operating activities.

	Fiscal Year
	2010	2009	2008

Net cash provided by operating activities	$438	$405	$59
Depreciation and amortization	(103)	(116)	(129)
Share-based compensation	(8)	(8)	(8)
Deferred financing cost amortization	(20)	(17)	(17)
Accretion of subordinated discount notes	(50)	(45)	(39)
Change in fair value of interest rate cap	(12)	10	—
Loss on early extinguishment of debt	(53)	—	—
Changes in assets and liabilities	(94)	(122)	129
Net income (loss)	98	107	(5)
Interest expense	276	257	302
Loss on early extinguishment of debt	53	—	—
Income tax provision	51	50	3
Depreciation and amortization	103	116	129
EBITDA	581	530	429
Adjustments:
Share-based compensation	8	8	8
Sponsor Fees	14	14	14
Termination expense	1	4	15
Pre-opening costs	3	2	6
Multi-year initiatives (1)	—	—	3
Foreign currency translation gains	(2)	(5)	5
Store closing costs	2	5	3
Loss (gain) on interest rate cap	12	(10)	—
Other (2)	3	(4)	6
Adjusted EBITDA	$622	$544	$489

(1)             Multi-year initiatives relate to store remodel costs.

(2)             Other adjustments relate to items such as moving and relocation expenses, franchise taxes, foreign currency hedge, and certain legal expenses.

Contractual Obligations

All of our significant contractual obligations are recorded on our Consolidated Balance Sheets or disclosed in our Notes to Consolidated Financial Statements.

We do not typically enter into off-balance sheet arrangements, except for arrangements related to operating lease commitments, service contract commitments, and trade letters of credit, as disclosed in the table below. Neither Michaels nor its subsidiaries typically guaranty the obligations of unrelated parties.

As of January 29, 2011, our contractual obligations were as follows:

	Payments Due By Fiscal Year
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In millions)
Operating lease commitments (1)	$1,647	$346	$582	$371	$348
Other commitments (2)	98	73	17	8	—
Total debt (3)	3,716	1	1,343	4	2,368
Interest payments (4)	1,215	189	451	308	267
	$6,676	$609	$2,393	$691	$2,983

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

(2)             Other commitments include trade letters of credit and service contract obligations. Our service contract obligations were calculated based on the time period remaining in the contract or to the earliest possible date of termination, if permitted to be terminated by Michaels upon notice, whichever is shorter.

(3)             Included in Total debt are $42 million of additional interest accretion related to our Subordinated Discount Notes and $6 million of discount accretion on the 2018 Senior Notes, which have not been recognized as of January 29, 2011. See Note 3 to the consolidated financial statements.

(4)             Debt associated with our senior secured term loan facility was approximately $2.0 billion at January 29, 2011, and is subject to variable interest rates. The amounts included in interest payments in the table for the senior secured term loan facility were based on the indexed interest rate in effect at January 29, 2011. Approximately $1.6 billion of debt was subject to fixed interest rates. We did not have any outstanding borrowings under our senior secured asset-based revolving credit facility at January 29, 2011. Under our senior secured asset-based revolving credit facility, we are required to pay a commitment fee of 0.625% per year on the unutilized commitments. The amounts included in interest payments for the senior secured asset-based revolving credit facility were based on these annual commitment fees.

Additional information regarding our long-term debt and commitments and contingencies is provided in Note 3 and Note 10, respectively, of Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures About Fair Value Measurements an amendment to ASC topic 820, Fair Value Measurements and Disclosures. ASU 2010-06 expands disclosure requirements related to fair value measurements including (i) separately disclosing the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describing the reasons for the transfers and (ii) presenting separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. We adopted all requirements of ASU 2010-06 related to significant transfers in and out of Level 1 and Level 2 fair value measurements on January 31, 2010, with no material impact on our consolidated financial statements. See Note 8 for further information regarding fair value measurements. We will adopt the new disclosure requirements related to the Level 3 activity on January 30, 2011, with no material impact expected on our consolidated financial statements.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to fluctuations in exchange rates between the US and Canadian dollar, which is the functional currency of our Canadian subsidiary. Our sales, costs and expenses of our Canadian subsidiary, when translated into US dollars, can fluctuate due to exchange rate movement. As of January 29, 2011, a 10% increase or decrease in the exchange rate of the US and Canadian dollar would increase or decrease net income by approximately $4 million.

We have market risk exposure arising from changes in interest rates on our Senior Credit Facilities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further detail. The interest rates on our Senior Credit Facilities will reprice periodically, which will impact our earnings and cash flow. The interest rates on our Notes are fixed.  Based on our overall interest rate exposure to variable rate debt outstanding as of January 29, 2011, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by approximately $20 million. A 1% increase in interest rates would decrease the fair value of our long-term fixed rate debt by approximately $53 million. A 1% decrease in interest rates would increase the fair value of our long-term fixed rate debt by approximately $57 million.  A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

During the first quarter of fiscal 2009, we purchased an interest rate cap to limit the variability of cash flows associated with our interest payments on our senior secured term loan facility that result from fluctuations in the three-month LIBOR rate. The cap limits our interest exposure on a notional value of $2.0 billion to the lesser of the three-month LIBOR rate or 7.0%.  The term of the cap is from April 15, 2009 through April 15, 2015. The fair value of the cap as of January 29, 2011 was $6 million and is included in Other assets on the Consolidated Balance Sheets. The change in fair value of the cap for year ended January 29, 2011 resulted in a loss of $12 million, and is recorded in Other (income) and expense, net in the Consolidated Statements of Operations. A 1% increase in the interest rates would increase income before income taxes by approximately $11 million. A 1% decrease in the interest rates would decrease income before income taxes by approximately $5 million.

We invest cash balances in excess of operating requirements primarily in money market mutual funds and short-term interest-bearing securities, generally with maturities of 90 days or less. Due to the short-term nature of our investments, the fair value of our cash and equivalents at January 29, 2011 approximated carrying value.

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

Change in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the SEC under the Securities Exchange Act of 1934) during our most recently completed fiscal quarter, the fourth quarter of fiscal 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 29, 2011.  Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework.  Management’s assessment included the evaluation of such elements as the design and operating effectiveness of financial reporting controls, process documentation, accounting policies, and the overall control environment.  This assessment is supported by testing and monitoring performed or supervised by our Internal Control organization.

Based on our assessment, we maintained effective internal control over financial reporting as of January 29, 2011, the end of the fiscal year. The independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on the effectiveness of our internal control over financial reporting. The Ernst & Young LLP report is included on Page F-3 of this Annual Report on Form 10-K.

ITEM 9B.  Other Information

Fiscal Year 2011 Bonus Plan

On March 23, 2011, the Board of Directors of the Company approved the fiscal year 2011 bonus plan  (the “2011 Bonus Plan”) under which the named executive officers of the Company set forth below, participate.  A copy of the 2011 Bonus Plan is attached to this Annual Report on Form 10-K as Exhibit 10.5 and is incorporated by reference into this Item 9B.

Name	Position
John B. Menzer	Chief Executive Officer
Charles M. Sonsteby	Chief Administrative Officer and Chief Financial Officer
Philo T. Pappas	Executive Vice President—Category Management
Paula A. Puleo	Senior Vice President—Chief Marketing Officer
John J. Wyatt	Senior Vice President—Corporate Development
Richard S. Jablonski	Vice President—Financial Planning & Analysis

ITEM 10.  Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

Directors

Our current directors serve until their successors are duly elected and qualified or until the earlier of their resignation, death or removal.

Four of our current directors are affiliates of Bain Capital Partners, LLC (“Bain”), while the remaining four are affiliates of The Blackstone Group (“Blackstone”).  Directors are chosen by Bain and Blackstone respectively, based on their general business experience and their experience working with other private equity owned companies or other retailers (as further detailed in the biographies below). Our Board has not determined any of our directors to be independent under the standards adopted by the New York Stock Exchange, which do not apply to us as we are a privately held corporation.

Set forth below is information concerning each of our directors, including their ages as of March 21, 2011, present principal occupations, other business experiences during the last five years, membership on committees of the Board, public company directorships held during the last five years and certain other directorships. Except for Messrs. Murphy and Wallace, each of the directors listed below has served on our Board since October 31, 2006.  The stockholders of the Company elected Mr. Murphy to the Board on January 13, 2009 and elected Mr. Wallace to the Board on March 11, 2009, in each case to fill a vacancy created by the resignation of a former director.

			Committee
Name	Age	Position	Membership
Josh Bekenstein	52	Director	—
Michael S. Chae	42	Director	—
Todd M. Cook	39	Director	Audit Committee
Lewis S. Klessel	43	Director	Audit Committee
Matthew S. Levin	44	Director	Compensation Committee
Gerry M. Murphy	55	Director	—
James A. Quella	61	Director	Audit Committee
Peter F. Wallace	35	Director	Audit Committee; Compensation Committee

Mr. Bekenstein is a managing director at Bain Capital Partners.  Prior to joining Bain Capital Partners in 1984, Mr. Bekenstein spent several years at Bain & Company, where he was involved with companies in a variety of industries.  Mr. Bekenstein received an M.B.A. from Harvard Business School and a B.A. from Yale University.  Mr. Bekenstein serves as a director of Bombardier Recreational Products Inc., Dollarama Capital Corporation, Toys “R” Us, Inc., Burlington Coat Factory Warehouse Corporation, Bright Horizons Family Solutions Inc. and Waters Corporation.

Mr. Chae is a senior managing director and Head of Private Equity for Asia/Pacific at The Blackstone Group.  Prior to becoming a senior managing director in January 2005, Mr. Chae was a Principal of Blackstone from 2000 to 2004.  Mr. Chae graduated magna cum laude from Harvard College, and received an M.Phil from Cambridge University and a J.D. from Yale Law School.  He serves as a Director of Hilton Hotels Corp., Universal Orlando, The Nielsen Company and The Weather Channel Companies.

Mr. Cook is a managing director of Bain Capital Partners.  Prior to becoming a managing director in December 2008, Mr. Cook served in various capacities, most recently as a principal of Bain Capital Partners from 2003 to 2008.  Prior to joining Bain Capital Partners in 1996, Mr. Cook was a consultant at Bain & Company.  Mr. Cook received an M.B.A. from Stanford University Graduate School of Business where he was an Arjay Miller Scholar.  He also holds a B.E. in electrical engineering and a B.A. in economics from Dartmouth College.  Mr. Cook serves as a director of Dunkin Brands, Inc.  Mr. Cook was formerly a director of Dollarama Capital Corporation.

Mr. Klessel is an operating partner at Bain Capital Partners.  Prior to joining Bain Capital Partners, Mr. Klessel held a variety of operating and strategy leadership positions from 1997 to 2005 at The Home Depot, Inc., most recently as President of Maintenance Warehouse, a wholly-owned subsidiary that distributed maintenance products to facility management customers in the multi-housing, lodging, health-care and commercial sectors.  Mr. Klessel received an M.B.A. from Harvard Business School where he was a Baker Scholar, and a B.S. from the Wharton School at the University of Pennsylvania.  Mr. Klessel serves as a director of HD Supply, Inc. and Guitar Center, Inc.

Mr. Levin is a managing director at Bain Capital Partners.  Prior to joining Bain Capital Partners in 2000, Mr. Levin was a consultant at Bain & Company in the consumer products and manufacturing industries.  Mr. Levin received an M.B.A. from Harvard Business School where he was a Baker Scholar.  He received a B.S. from the University of California at Berkeley.  Mr. Levin serves as a board member of Bombardier Recreational Products Inc., Dollarama Capital Corporation, Edcon Holdings Pty. Ltd., Guitar Center, Inc., Lilliput Kidswear Ltd., Nutco Products, Toys “R” Us, Inc. and Unisource Worldwide, Inc.

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

Mr. Quella is a senior managing director and senior operating partner at The Blackstone Group in the private equity group.  Prior to joining Blackstone in 2004, Mr. Quella was a managing director and senior operating partner with DLJ Merchant Banking Partners-CSFB Private Equity from 2000 to 2004.  Prior to that, Mr. Quella worked at Mercer Management Consulting and Strategic Planning Associates.  Mr. Quella received a B.A. in International Studies from the University of Chicago/University of Wisconsin-Madison and an M.B.A. from the University of Chicago.  Mr. Quella serves as a director of Catalent Pharma Solutions, Inc. and Vanguard Health Systems, Inc.  Mr. Quella was formerly a director of Freescale Semiconductor, Inc., Graham Packaging Company, L.P., The Nielsen Company and Intelenet Global Services.

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

Executive Officers

Our current executive officers, their ages as of March 21, 2011, and their business experience during at least the past five years are set forth below.

Name	Age	Position
John B. Menzer	59	Chief Executive Officer
Charles M. Sonsteby	58	Chief Administrative Officer and Chief Financial Officer
Nicholas E. Crombie	60	Executive Vice President—Store Operations
Thomas C. DeCaro	56	Executive Vice President—Supply Chain
Philo T. Pappas	52	Executive Vice President—Category Management
Weizhong “Wilson” Zhu	58	Executive Vice President—Private Brands & Global Sourcing
Shawn E. Hearn	45	Senior Vice President—Human Resources
Paula A. Puleo	45	Senior Vice President—Chief Marketing Officer
Michael J. Veitenheimer	54	Senior Vice President—General Counsel and Secretary
John J. Wyatt	59	Senior Vice President—Corporate Development

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

Mr. Sonsteby was named Chief Administrative Officer and Chief Financial Officer in October 2010.  Prior to joining Michaels, Mr. Sonsteby served in various capacities at Brinker International, Inc. since March 1990, including as Executive Vice President and Chief Financial Officer since May 2001, as Senior Vice President of Finance from 1997 to 2001 and as Vice President and Treasurer from 1994 to 1997. Mr. Sonsteby was formerly a director of Zale Corporation.

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

Ms. Puleo was named Senior Vice President—Chief Marketing Officer in March 2010.  Prior to joining Michaels, she served in various management positions at RAPP Worldwide , including Executive Vice President—Strategy &  Enablement from February 2006 to February 2010 and Senior Vice President—Account Management from December 2005 to January 2006.  Prior to joining RAPP, Ms. Puleo served as Director of CRM at Limited Brands, Inc. from February 2003 to December 2005.

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

Mr. Wyatt was named Senior Vice President—Corporate Development in June 2010.  Prior to joining Michaels, he served as Vice President—Real Estate, Development and Facilities at Bob Evans Farms, Inc. from April 2009 to June 2010.  Prior to joining Bob Evans, Mr. Wyatt served as Vice President—Real Estate & Development at Brinker International, Inc. from May 2004 to February 2008.  Prior to joining Brinker International, Mr. Wyatt was a venture partner at 1024 Partners, LLC.  In addition, Mr. Wyatt has held various management positions at Starbucks Corporation, Nike, Inc. and The Spiegel Group Companies.

CORPORATE GOVERNANCE

Our Board is responsible for governing Michaels’ business and affairs.  Highlights of Michaels’ corporate governance practices are described below.

Board Committees

Currently, our Board has two active standing committees, each of which is required by its charter to consist of no fewer than two directors.  The four members of the Audit Committee are Todd Cook (Chairman), Lewis Klessel, James Quella and Peter Wallace.  The two members of the Compensation Committee are Matthew Levin and Peter Wallace.

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

ITEM 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

The following Compensation Discussion and Analysis relates to compensation paid to our executive officers named in the Summary Compensation Table for fiscal 2010.  From the completion of the Merger to March 2011, our Compensation Committee was comprised of two members: Michael S. Chae and Matthew S. Levin.  In March 2011, Peter F. Wallace was appointed to the Compensation Committee to fill a vacancy created by the resignation of Mr. Chae from the Committee.  Each of the members of our Compensation Committee is affiliated with our Sponsors and has not been deemed an independent director. During fiscal 2010, several events occurred which impacted management and compensation decisions.  These included the hiring of a new Chief Administrative Officer and Chief Financial Officer, a new Senior Vice President — Chief Marketing Officer, a new Senior Vice President—Corporate Development, and the departure of the Company’s former Senior Vice President—Controller, who also served as Chief Financial Officer for a portion of the fiscal year. Each of these events is more fully discussed below.

Compensation Program

Generally, our compensation program has continued the overall approach of our pre-Merger compensation program, modified as appropriate to reflect that we are now a privately-owned company with public debt.  The principal guiding objectives of our compensation program are:

•                  attracting and retaining highly qualified individuals who make contributions that result in Michaels meeting its financial and strategic goals;

•                  motivating associates to exceptional levels of operating and financial performance; and

•                  aligning associate interests with the long-term goals of our stockholders.

Currently, the total compensation for our officers at the Vice President level and above, including our executive officers, consists of three main components:  base salary, annual cash incentive bonuses and long-term equity-based incentive compensation awards.  The philosophy and the strategy of the cash incentive compensation program for our officers are to provide higher annual cash incentive compensation for exceptional corporate and financial performance.  While the Compensation Committee takes into account tax and accounting considerations in structuring the components of our compensation program, these considerations are secondary to the primary objectives of the compensation program described above.

Compensation Strategy

The Compensation Committee approves and recommends to the Board the compensation for all executive officers at the level of Executive Vice President and above.  The Board is ultimately responsible for determining the compensation of our executive officers at the level of Executive Vice President and above.  The members of the Compensation Committee are ultimately responsible for determining the compensation of our executive officers at the Senior Vice President level, although the initial compensation for these officers is approved by the Board.  Under our certificate of incorporation equity-based awards must also be approved by a majority of our stockholders.  Both the Compensation Committee and the Board receive recommendations with respect to decisions regarding the executive officers, other than the Chief Executive Officer, by senior management, principally the Chief Executive Officer and the Senior Vice President — Human Resources.  In determining compensation levels for the executive officers, the Compensation Committee considers the scope of an individual’s responsibilities, an individual’s performance and prior experience, the performance of the Company and the attainment of planned financial and strategic initiatives.  These factors are evaluated by the Compensation Committee and the Board with no particular weight given to any one factor.  The Compensation Committee considers overall past compensation and incentives in determining the compensation of executive officers and seeks to assure that the executives have appropriate incentives to achieve high levels of Company performance.  The Compensation Committee, through its members’ involvement in numerous other portfolio companies, has access to compensation-related information to assist the Committee with respect to the Company’s overall compensation program for associates generally, as well as compensation for executive officers.  Approvals by the Compensation Committee and recommendations to the Board by the Compensation Committee are therefore predominantly based on the experience of the members of the Compensation Committee and alignment with the overall strategic direction and goals of the Company.

Named Executive Officers

According to SEC rules, the Summary Compensation Table that immediately follows this Compensation Discussion and Analysis must include specific information for each of the following persons: (i) all individuals serving as principal executive officer or acting in a similar capacity during the last completed fiscal year; (ii) all individuals serving as principal financial officer or acting in a similar capacity during the last completed fiscal year; (iii) the three most highly compensated executive officers other than the principal executive officer and principal financial officer who were serving as executive officers at the end of the last completed fiscal year; and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year.  These individuals include: John B. Menzer, Chief Executive Officer (who served as principal executive officer); Charles M. Sonsteby, Chief Administrative Officer and Chief Financial Officer (who, beginning on October 4, 2010, served as principal financial officer); Philo T. Pappas,  Executive Vice President—Category Management, Paula A. Puleo, Senior Vice President — Chief Marketing Officer, and John J. Wyatt, Senior Vice President—Corporate Development (the three other most highly compensated individuals who were serving as executive officers at the end of fiscal 2010); Richard S. Jablonski, Vice President—Financial Planning & Analysis (who performed the functions of principal financial officer during a portion of fiscal 2010);  and Elaine D. Crowley, who served as Senior Vice President—Controller and as Chief Financial Officer (and therefore, as principal financial officer) for part of fiscal 2010.  These officers are referred to as our “Named Executive Officers.” This Compensation Discussion and Analysis and the executive compensation discussion and tables that immediately follow describe the process, strategy and elements of the Company’s compensation plan as applied to our Named Executive Officers.

Compensation Elements

Base Salaries

Base salaries for our executive officers are established based on the scope of their responsibilities, individual performance and prior experience, Michaels’ operating and financial performance and the attainment of planned financial and strategic initiatives, taking into account the knowledge of the members of the Compensation Committee regarding competitive market compensation paid by companies for similar positions.  The Compensation Committee recommends, and the Board sets, base salaries at a level designed to attract and retain highly qualified individuals who make contributions that result in Michaels meeting its operating and financial goals.  Base salaries are reviewed and adjusted annually as deemed appropriate by the Compensation Committee and the Board.  The Compensation Committee and the Board have discretion to adjust base salary during the fiscal year and exercised that discretion in fiscal 2010, as described below.

On October 4, 2010, Mr. Sonsteby was named Chief Administrative Officer and Chief Financial Officer of the Company.  Pursuant to his offer letter with the Company, Mr. Sonsteby’s base salary was set at $650,000, with salary increases to be consistent with our policy of advancement on an individual merit basis.  In recommending Mr. Sonsteby’s base salary that was approved by the Board, the Committee considered Mr. Sonsteby’s compensation at his prior employer, the scope and responsibilities of his position at Michaels, the competitive market salary at comparable companies and the level of compensation needed to recruit Mr. Sonsteby to the Company.

On March 8, 2010, Ms. Puleo was named Senior Vice President—Chief Marketing Officer of the Company.  Pursuant to her offer letter with the Company, Ms. Puleo’s base salary was set at $300,000, with salary increases to be consistent with our policy of advancement on an individual merit basis.  In recommending Ms. Puleo’s base salary that was approved by the Board, the Committee considered Ms. Puleo’s compensation at her prior employer, the scope and responsibilities of her position at Michaels, the competitive market salary at comparable companies and the level of compensation needed to recruit Ms. Puleo to the Company.  Ms. Puleo also received a signing bonus of $35,000 pursuant to her offer letter, which in the judgment of the Committee was instrumental to the Company’s successful recruiting of her as Senior Vice President—Chief Marketing Officer.

On June 21, 2010, Mr. Wyatt was named Senior Vice President—Corporate Development of the Company.  Pursuant to his offer letter with the Company, Mr. Wyatt’s base salary was set at $275,000, with salary increases to be consistent with our policy of advancement on an individual merit basis.  In recommending Mr. Wyatt’s base salary that was approved by the Board, the Committee considered Mr. Wyatt’s compensation at his prior employer, the scope and responsibilities of his position at Michaels, the competitive market salary at comparable companies and the level of compensation needed to recruit Mr. Wyatt to the Company.  Mr. Wyatt also received a signing bonus of $50,000 pursuant to his offer letter, which in the judgment of the Committee was instrumental to the Company’s successful recruiting of him as Senior Vice President—Corporate Development.

Mr. Jablonski is not an executive officer of the Company.  His original base salary was established based on the scope of his responsibilities, individual performance and prior experience, Michaels’ operating and financial performance and the attainment of planned financial and strategic initiatives, and competitive market compensation paid by companies for similar positions. Mr. Jablonski’s base salary is reviewed on an annual basis by the Chief Financial Officer, who assigns Mr. Jablonski a proposed merit-based increase based upon job performance and Company merit guidelines.  Final approval to any increases to Mr. Jablonski’s base salary is made by the Chief Executive Officer, based upon input and recommendations by the Chief Financial Officer and the Senior Vice President—Human Resources.

In March 2010, the Compensation Committee reviewed recommendations regarding 2010 annual base salary rates for the executive officer group based on the criteria set forth under “Compensation Discussion and Analysis — Compensation Strategies.” Merit guidelines are determined by reviewing and participating in surveys of market data, as well as giving consideration to the Company’s overall budget for associate compensation.  Based upon this information, the Company utilized an annual merit rate of 2.75% for fiscal 2010.

Base salaries for the Named Executive Officers for fiscal 2009 and 2010, which reflects increases between the two fiscal years, are reflected below.

Name	2009 Base Salary	2010 Base Salary
John B. Menzer	$1,000,000	$1,027,000
Charles M. Sonsteby (1)	N/A	650,000
Philo T. Pappas	375,000	386,251
Paula A. Puleo (1)	N/A	300,000
John J. Wyatt (1)	N/A	275,000
Richard S. Jablonski	210,000	213,675
Elaine D. Crowley	300,000	306,000

(1)     The Named Executive Officer joined the Company in fiscal 2010.

Annual Bonuses

In March 2010, the Compensation Committee recommended that the Board approve the Company’s Bonus Plan for executive officers (including the Named Executive Officers, excluding Mr. Jablonski) for fiscal 2010 (the “Bonus Plan”) to provide financial incentives to those and other members of management who were in positions to make important contributions to Michaels’ success.  The Board subsequently approved the Bonus Plan.  The structure of the Bonus Plan and the specific objectives relating to bonus payments were proposed by the Company’s Chief Executive Officer and Senior Vice President — Human Resources and were reviewed and adjusted by the Compensation Committee.  Mr. Jablonski participated in a bonus plan with the same terms as the Bonus Plan, which was approved by the Chief Executive Officer, with input from the Senior Vice President — Human Resources.  For Messrs. Menzer, Sonsteby and Wyatt, and Ms. Crowley, the Bonus Plan tied 80% of the available bonus to Michaels’ attainment of a financial objective (consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), less an inventory charge), and up to 20% of the available bonus to the individual’s job performance.  For Mr. Pappas and Ms. Puleo, the Bonus Plan tied 50% of the available bonus to Michaels’ attainment of a financial objective (EBITDA, less an inventory charge), 15% to a business unit sales objective (U.S. and Canada sales for all Company stores), 15% to a business unit buyer contribution objective (scan margin, less shrink at cost, plus entitlements, less average monthly inventory at cost with a multiplier, less an inventory charge), and up to 20% of the available bonus to the individual’s job performance.  Mr. Jablonski’s bonus plan tied 80% of the available bonus to Michaels’ attainment of the same financial objective set forth in the Bonus Plan, and up to 20% of the available bonus to his individual job performance. Under the Bonus Plan and Mr. Jablonski’s bonus plan, before any business unit or individual performance payout would be earned, the actual results of the financial objective (EBITDA, less an inventory charge) were required to meet the threshold established by the Compensation Committee. Each participating Named Executive Officer was entitled to a bonus equal to a certain percentage of that executive officer’s base salary, depending on the achievement of the target, threshold or maximum performance level.  The Compensation Committee set threshold, target and maximum performance levels for all officers of the Company.    The final award depended on the actual level of performance achieved; however, the Compensation Committee retains the right to make adjustments in its sole discretion.  The target levels of performance for the bonus goals were set at levels that the Compensation Committee and the Board believed to be reasonably achievable in view of Michaels’ historical annual performance.  Additional specific information regarding the targets and objectives is set forth below.

The target percentages set for fiscal 2010 and the threshold, target and maximum payments for each of the Named Executive Officers for fiscal 2010 were as follows:

	John B. Menzer	Charles M. Sonsteby (1)	Philo T. Pappas	Paula A. Puleo (2)	John J. Wyatt (3)	Richard S. Jablosnki	Elaine D. Crowley (4)

Percentage of Base Salary
Target	100%	70%	50%	40%	40%	35%	50%
Threshold	18%	12.6%	9%	7.2%	7.2%	6.3%	9%
Maximum	200%	140%	100%	80%	80%	70%	100%

Financial Weightings
Overall Company Results	80%	80%	50%	50%	80%	80%	80%
Company Sales			15%	15%
Buyer Contribution Less Inventory Charge			15%	15%
Individual Performance	20%	20%	20%	20%	20%	20%	20%

(1)

Pursuant to Mr. Sonsteby’s offer letter from the Company, Mr. Sonsteby’s target annual bonus opportunity pursuant to the Bonus Plan was set at 70% of base salary (with a maximum bonus at 140% of his base salary), prorated to the commencement of his employment. Further, the Company agreed to pay Mr. Sonsteby an additional three incremental periods (1/12th) of bonus payments to any pro-rated bonus earned by him in fiscal 2010, to offset the three months of bonus forfeited with his former employer.

(2)

Pursuant to Ms. Puleo’s offer letter from the Company, Ms. Puleo’s target annual bonus opportunity pursuant to the Bonus Plan was set at 40% of base salary (with a maximum bonus at 80% of her base salary), prorated to the commencement of her employment.

(3)

Pursuant to Mr. Wyatt’s offer letter from the Company, Mr. Wyatt’s target annual bonus opportunity pursuant to the Bonus Plan was set at 40% of base salary (with a maximum bonus at 80% of his base salary), prorated to the commencement of his employment.

(4)	Ms. Crowley separated from the Company on August 6, 2010.

Provided that the financial objective threshold is met, individual performance accounts for up to 20% of the maximum bonus for each of the Named Executive Officers.  Each officer is evaluated annually based upon competencies and pre-established individual objectives.  Performance against these measures is determined by the Compensation Committee (the Chief Financial Officer and Senior Vice President — Human Resources in the case of Mr. Jablonski), based upon input and recommendations by the Chief Executive Officer (except in the case of Mr. Jablonski), on a scaled rating of Exceeds Expectations, Meets Expectations High, Meets Expectations Low or Needs Development.  No specified weight is given to each measure and considerable discretion resides with the Compensation Committee (the Chief Financial Officer and Senior Vice President — Human Resources in the case of Mr. Jablonski) in its evaluation of personal performances.

In March 2011, the Compensation Committee reviewed the Company’s financial results as applicable to the pre-established fiscal 2010 annual bonus opportunities for the Named Executive Officers.  As described previously, the financial objective of Company performance that was applicable to all the Named Executive Officers was EBITDA, less an inventory charge.  At the beginning of fiscal 2010, the Compensation Committee established, and the Board approved, the EBITDA, less an inventory charge, goal for target-level bonuses at $492.5 million, with a maximum at $550.5 million, and for threshold bonuses at $456.5 million, which represented approximately 94% of target.  For the fiscal year, the Company’s financial performance was between target and maximum.  As a result, bonuses above target were earned for the Company performance element of the plan.

The Compensation Committee, based upon input and recommendations by the Chief Executive Officer also evaluated the individual performance of each of the Named Executive Officers (other than the Chief Executive Officer and Mr. Jablonski) for purposes of determining bonuses based on individual performance.  Additionally, the Compensation Committee evaluated the individual performance of the Chief Executive Officer for purposes of determining his bonus.  The Chief Financial Officer and Senior Vice President — Human Resources evaluated the individual performance of Mr. Jablonski, with final approval made by the Chief Executive Officer, for purposes of determining his bonus based on individual performance.

Actual amounts paid to the Named Executive Officers for fiscal 2010 are listed in the Summary Compensation Table.

Long-Term Equity-Based Compensation

On February 15, 2007, our Board and stockholders approved the Michaels Stores, Inc. 2006 Equity Incentive Plan, as well as certain specific grants under the plan to key associates.  In addition, the stockholders granted the Board authority to make plan grants to other eligible participants in the future.  The plan was established to advance the interests of Michaels and its affiliates by providing for the grant of equity-based awards to eligible participants (key associates and directors of, and consultants and advisors to, Michaels or its affiliates).  Awards under the plan are intended to align the long-term incentives of our executives and stockholders.  Grants are awarded when an executive is hired and are adjusted for subsequent promotions. Grants are made at or above fair market value.

Each option is divided into three tranches with escalating exercise prices.  Each tranche vests 20% on each of the first through fifth anniversaries of the grant date and all unvested options vest immediately upon a Change of Control, as defined in the Amended and Restated Stockholders Agreement dated February 16, 2007 among Michaels and its stockholders.  The tranche structure of the option awards, with increasing exercise prices in each tranche, is designed to incentivize long-term performance by tying the value of the options to long-term increases in the value of our Common Stock.

The following options were granted to Named Executive Officers in fiscal 2010:

	Number of Shares of Common Stock Underlying Stock Options
Name	Total Shares	Tranche 0 (Exercise Price $11.55 Per Share)	Tranche 0 (Exercise Price $14.47 Per Share)	Tranche 1 (Exercise Price $15.00 Per Share)	Tranche 2 (Exercise Price $22.50 Per Share)
Charles M. Sonsteby	567,648	—	189,216	189,216	189,216
Paula A. Puleo	283,872	94,624	—	94,624	94,624
John J. Wyatt	227,098	75,700	—	75,699	75,699

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

Mr. Sonsteby was also granted a restricted stock award pursuant to the 2006 Equity Incentive Plan in fiscal 2010.  Mr. Sonsteby’s restricted stock award covers 38,200 shares with 20% vesting on each of the first through fifth anniversaries from October 4, 2010 (vesting of all shares would accelerate upon a Change of Control (as defined in the Stockholders Agreement) or in the event of Mr. Sonsteby’s death, disability or termination by the Company without cause).  In the judgment of the Compensation Committee and the Board, the restricted stock award was appropriate for Mr. Sonsteby’s position and was instrumental to the Company’s successful recruiting of Mr. Sonsteby as Chief Administrative Officer and Chief Financial Officer.

Other Benefits and Perquisites

Our Named Executive Officers also receive certain other benefits and perquisites.  During fiscal 2010, these benefits included contributions to 401(k) accounts, the payment of life insurance premiums, Company-paid medical benefits and, in some cases, reimbursement for income taxes on taxable benefits.  Our Chief Executive Officer is also entitled to the use of a Company-owned or leased automobile.    The Compensation Committee and the Board believe these benefits and perquisites are reasonable and consistent with the nature of the individual’s responsibilities, provide a competitive level of total compensation to our executives and serve as an important element in retaining those individuals.  The cost to Michaels of these benefits to the Named Executive Officers is set forth in the Summary Compensation Table under the column “All Other Compensation” and detail about each element is set forth in the table presented in footnote 4 to the Summary Compensation Table.

Employment and Severance Agreements

Mr. Menzer has an employment agreement with Michaels that was entered at the time of his appointment which includes certain severance benefits in the event of termination other than for cause or by Mr. Menzer for good reason, as such terms are defined in the agreement.  The specific terms of Mr. Menzer’s employment agreement are discussed in the section entitled “Menzer Employment Agreement” following the Grants of Plan-Based Awards Table and under “Executive and Director Compensation — Potential Payments Upon Termination or Change of Control.”

In April 2008, the Board approved the Company’s Officer Severance Pay Plan (the “OSPP”), which was amended in July 2008.  The OSPP was established by the Company to provide certain severance benefits, subject to the terms and conditions of the OSPP, to designated officers (those with a position of Vice President or above, or an equivalent title as approved by the Compensation Committee, and excluding the Chief Executive Officer) in the event that their employment is permanently terminated as a result of a “Qualifying Termination” (as defined in the OSPP and described below).  A more detailed description of the OSPP may be found under “Executive and Director Compensation — Potential Payments Upon a Change of Control.”

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

THE COMPENSATION COMMITTEE

Matthew S. Levin
Peter F. Wallace

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

According to SEC rules, the Summary Compensation Table must include specific information for each of the following persons: (i) all individuals serving as principal executive officer or acting in a similar capacity during the last completed fiscal year; (ii) all individuals serving as principal financial officer or acting in a similar capacity during the last completed fiscal year; (iii) the three most highly compensated executive officers other than the principal executive officer and principal financial officer who were serving as executive officers at the end of the last completed fiscal year; and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year.  The following table summarizes the compensation for the fiscal years indicated paid to or earned by the following persons who were previously defined as Named Executive Officers:  John B. Menzer (who served as principal executive officer), Charles M. Sonsteby (who, beginning on October 4, 2010, served as principal financial officer), Philo T. Pappas, Paula A. Puleo and John J. Wyatt (the three other most highly compensated individuals who were serving as executive officers at the end of fiscal 2010), Richard S. Jablonski (who performed the functions of principal financial officer during a portion of fiscal 2010), and Elaine D. Crowley (who served as principal financial officer during a portion of fiscal 2010).

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)		All Other Compensation ($) (4)	Total ($)
John B. Menzer	2010	1,022,846	—		—	—	1,507,431		76,931	2,607,208
Chief Executive Officer (5)	2009	807,692	—		2,135,000	2,407,750	1,644,500		115,952	7,110,894

Charles M. Sonsteby	2010	200,000	—		552,754	2,696,082	336,510	(7)	16,579	3,801,925
Chief Administrative Officer
and Chief Financial Officer (6)

Philo T. Pappas	2010	384,520	—		—	—	235,188		86,785	706,493
Executive Vice President (8)	2009	359,135	20,000		50,002	341,924	239,663		126,777	1,137,501

Paula A. Puleo	2010	265,385	35,000	(10)	—	1,207,440	133,980		23,295	1,665,100
Senior Vice President
— Chief Marketing Officer (9)

John J. Wyatt	2010	163,942	50,000	(12)	—	965,954	74,931		29,028	1,283,855
Senior Vice President
— Corporate Development (11)

Richard S. Jablonski	2010	213,110	—		—	—	94,808		53,620	361,538
Vice President — Financial
Planning & Analysis

Elaine D. Crowley	2010	163,846	—		—	—	—		32,071	195,917
Former Chief Financial Officer (13)	2009	300,000	—		—	172,618	190,410		52,824	715,852
	2008	132,692	150,000		—	1,992,556	—		117,039	2,392,287

(1)

The amounts in this column represent the aggregate grant date fair value of restricted stock awards calculated in accordance with ASC 718, based on the assumptions set forth in Note 6 to the consolidated financial statements. Because the Company is a privately-held company and there is no market for our Common Stock, the fair market value of our Common Stock is determined by our Board of Directors based on available information that is material to the value of our Common Stock, including any third party valuation reports, the principal amount of the Company’s indebtedness, the Company’s actual and projected financial results, and fluctuations in the market value of publicly-traded companies in the retail industry.

(2)

Represents the aggregate grant date fair value of the option awards on the date of the grant as calculated in accordance with ASC 718, based on the assumptions set forth in Note 6 to the consolidated financial statements. Because the Company is a privately-held company and there is no market for our Common Stock, the fair market value of our Common Stock is determined by our Board of Directors based on available information that is material to the value of our Common Stock, including any third party valuation reports, the principal amount of the Company’s indebtedness, the Company’s actual and projected financial results, and fluctuations in the market value of publicly-traded companies in the retail industry.

(3)

The amounts in this column for fiscal 2010 reflect the cash awards to Named Executive Officers under the Bonus Plan, which are discussed in further detail in the preceding section “Compensation Discussion and Analysis — Compensation Elements — Annual Bonuses.” The amounts in this column for fiscal 2009 reflect the cash awards to Named Executive Officers under the Company’s Bonus Plan for executive officers for fiscal 2009.

(4)	The table below reflects the fiscal 2010 components of this column.

	John B. Menzer	Charles M. Sonsteby	Philo T. Pappas	Paula A. Puleo	John J. Wyatt	Richard S. Jablonski		Elaine D. Crowley
Medical Benefits ($)	39,112	14,563	48,997	20,346	25,484	48,997		27,153
Insurance Premiums ($)	5,889	1,895	3,495	1,720	3,325	1,714		2,178
Company Contributions to 401(k) and Group Universal Life Plan ($)	—	—	3,026	865	—	2,450		2,450
Tax Reimbursement ($) (a)	16,386	121	31,267	364	219	359		290
Auto ($)	15,544	—	—	—	—			—
Other ($)	—	—	—	—	—	100	(b)	—
Total Other	76,931	16,579	86,785	23,295	29,028	53,620		32,071

(a)             Reimbursement of income taxes is related to relocation, executive gifts, long-term disability insurance premiums and medical expenses.

(b)            The amounts in this row reflect for Mr. Jablonski the cost attributable to a gift card won in a holiday contest.

(5)	Mr. Menzer became our Chief Executive Officer on April 6, 2009, and his base salary for fiscal 2009 reflects a partial fiscal year.

(6)	Mr. Sonsteby joined the Company as Chief Administrative Officer and Chief Financial Officer on October 4, 2010, and his compensation for fiscal 2010 reflects a partial fiscal year.

(7)

Pursuant to Mr. Sonsteby’s offer letter, his annual incentive bonus opportunity was equal to (i) 12.6% to 140% of his fiscal 2010 base salary, prorated to the commencement of his employment, plus the addition of (ii) three incremental periods (1/12th) of bonus payments to any pro-rated bonus earned by him in fiscal 2010, to offset the three months of bonus forfeited with his former employer.

(8)	Mr. Pappas joined the Company as Executive Vice President — Category Management on February 23, 2009, and his compensation for fiscal 2009 reflects a partial fiscal year.

(9)	Ms. Puleo joined the Company as Senior Vice President — Chief Marketing Officer on March 8, 2010, and her compensation for fiscal 2010 reflects a partial fiscal year.

(10)	Represents signing bonus provided to Ms. Puleo pursuant to her offer letter.

(11)	Mr. Wyatt joined the Company as Senior Vice President — Corporate Development on June 21, 2010, and his compensation for fiscal 2010 reflects a partial fiscal year.

(12)	Represents signing bonus provided to Mr. Wyatt pursuant to his offer letter.

(13)

Ms. Crowley joined the Company as Executive Vice President — Chief Financial Officer on August 18, 2008, and her compensation for fiscal 2008 reflects a partial fiscal year. Ms. Crowley assumed the role of Senior Vice President—Controller and Chief Financial Officer on April 12, 2010 and served in that position until August 6, 2010, when she separated from the Company.

Grants of Plan-Based Awards for Fiscal 2010

The following table sets forth the plan-based awards granted to Named Executive Officers pursuant to Company plans during fiscal 2010.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number Shares of	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name and Principal Position	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Stock (2) (#)	Options (2) (#)	Awards ($/Sh)(3)	Option Awards ($)(4)
John B. Menzer
Chief Executive Officer	N/A	184,860	1,027,000	2,054,000

Charles M. Sonsteby
Chief Administrative Officer
and Chief Financial Officer (5)	N/A	27,300	151,667	303,333
	1/5/2011				38,200
	1/5/2011					189,216	14.47	1,036,828
	1/5/2011					189,216	15.00	1,003,904
	1/5/2011					189,216	22.50	655,350

Philo T. Pappas
Executive Vice President
— Category Management	N/A	34,763	193,125	386,251

Paula A. Puleo
Senior Vice President
—Chief Marketing Officer (6)	N/A	19,800	110,000	220,000
	7/26/2010					94,624	11.55	441,213
	7/26/2010					94,624	15.00	444,250
	7/26/2010					94,624	22.50	321,977

John J. Wyatt
Senior Vice President
— Corporate Development (7)	N/A	11,550	64,167	128,333
	7/26/2010					75,700	11.55	352,974
	7/26/2010					75,699	15.00	355,399
	7/26/2010					75,699	22.50	257,581

Richard S. Jablonski	N/A	13,462	74,786	149,573
Vice President — Financial
Planning & Analysis

Elaine D. Crowley
Former Chief Financial Officer (8)	N/A	13,770	76,500	153,000

(1)                    The threshold, target and maximum amounts in these columns have been provided in accordance with Item 402(d) of Regulation S-K and show the range of payouts targeted for fiscal 2010 for performance under the Bonus Plan as discussed in further detail in “Compensation Discussion and Analysis — Compensation Elements — Annual Bonuses.” For Mr. Sonsteby, Ms. Puleo, Mr. Wyatt and Ms. Crowley, these amounts reflect pro rated values for the partial year each executive was employed. Bonuses were recommended by the Compensation Committee, and approved by the Board, as applicable, in March 2011 and are expected to be paid in April 2011,  as reflected in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

(2)                    All equity awards noted below were granted under the 2006 Equity Incentive Plan.

(3)                    All grants of stock options under the 2006 Equity Incentive Plan have an exercise price equal to or greater than the fair market value of our Common Stock on the date of grant. Because the Company is a privately-held company and there is no market for our Common Stock, the fair market value of our Common Stock is determined by our Board of Directors based on available information that is material to the value of our Common Stock, including any third party valuation reports, the principal amount of the Company’s indebtedness, the Company’s actual and projected financial results, and fluctuations in the market value of publicly-traded companies in the retail industry.

(4)                    The amounts in this column represent the aggregate grant date fair value of the stock options as calculated in accordance with ASC 718.

(5)                    Stock options were granted to Mr. Sonsteby on January 5, 2011, vesting at the rate of 20% per year on each of the first through fifth anniversaries of October 4, 2010, or immediately upon a Change of Control (as defined in the Stockholders Agreement). Mr. Sonsteby’s restricted stock awards vest 20% on each of October 4, 2011, October 4, 2012, October 4, 2013, October 4, 2014 and October 4, 2015 (vesting of the shares would accelerate upon a Change of Control (as defined in the Stockholders Agreement) or in the event of Mr. Sonsteby’s death, disability or termination by the Company without cause).  Mr. Sonsteby will receive all dividends and distributions, if any, paid with respect to the shares of restricted stock he holds, but if any such dividends or distributions are paid in shares of our capital stock, such shares will be subject to the same restrictions on transferability as are the shares of restricted stock with respect to which they were paid.

(6)                    Stock options were granted to Ms. Puleo on July 26, 2010, vesting at the rate of 20% per year on each of the first through fifth anniversaries of March 8, 2010, or immediately upon a Change of Control(as defined in the Stockholders Agreement).

(7)                    Stock options were granted to Mr. Wyatt on July 26, 2010, vesting at the rate of 20% per year on each of the first through fifth anniversaries of June 21, 2010, or immediately upon a Change of Control (as defined in the Stockholders Agreement).

(8)                    Ms. Crowley separated from the Company on August 6, 2010. Based on her voluntary resignation from the Company, Ms. Crowley is not entitled to receive a bonus for fiscal 2010.

Employment Agreements with Certain Named Executive Officers

Menzer Employment Agreement

The compensation for John B. Menzer described in the Summary Compensation Table and the Grants of Plan-Based Awards Table above were in accordance with the terms of his employment agreement, as amended, with Michaels, pursuant to which he serves as Chief Executive Officer. The agreement became effective April 6, 2009.  The agreement provides for an annual base salary of $1,000,000, subject to increase in the sole discretion of the Board.  Mr. Menzer is eligible for an annual bonus for each fiscal year during his employment, with a target amount of 100% of his base salary and a maximum bonus potential of 200% of his base salary, based on performance targets established by the Board, with the actual amount of any bonus being in the sole discretion of the Board.  In addition, in connection with the commencement of his employment, Mr. Menzer was granted 500,000 shares of restricted stock and an option to purchase 2,500,000 shares of Common Stock.  For a more detailed description of the restricted stock and options grants, see “Compensation Discussion and Analysis — Compensation Elements — Long-Term Equity-Based Compensation,” and the Outstanding Equity Awards at Fiscal Year-End table below.  Mr. Menzer is also entitled to a Company leased automobile, and is entitled to participate in benefit plans standard for Michaels’ executive officers, including life insurance plans.

Outstanding Equity Awards at Fiscal Year-End 2010

The following table sets forth information regarding equity awards held by our Named Executive Officers as of January 29, 2011.

	Option Awards				Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
John B. Menzer
Chief Executive Officer (2)					500,000	7,610,000
	166,666	666,668	7.50	6/1/2017
	166,666	666,667	15.00	6/1/2017
	166,666	666,667	22.50	6/1/2017

Charles M. Sonsteby
Chief Administrative Officer					38,200	581,404
and Chief Financial Officer (3)	—	189,216	14.47	1/4/2019
	—	189,216	15.00	1/4/2019
	—	189,216	22.50	1/4/2019

Philo T. Pappas
Executive Vice President
— Category Management (4)					9,368	142,581
	30,279	121,117	7.50	7/1/2017
	6,309	—	15.00	4/16/2017
	29,017	116,072	15.00	7/1/2017
	6,309	—	22.50	4/16/2017
	29,017	116,072	22.50	7/1/2017

Paula A. Puleo
Senior Vice President
— Chief Marketing Officer (5)					—	—
	—	94,624	11.55	7/25/2018
	—	94,624	15.00	7/25/2018
	—	94,624	22.50	7/25/2018

John J. Wyatt
Senior Vice President
— Corporate Development (6)					—	—
	—	75,700	11.55	7/25/2018
	—	75,699	15.00	7/25/2018
	—	75,699	22.50	7/25/2018

Richard S. Jablonski	5,677	22,711	7.50	7/1/2017	—	—
Vice President — Financial	7,192	—	15.00	3/25/2016
Planning & Analysis (7)	4,239	16,956	15.00	7/1/2017
	7,192	—	22.50	3/25/2016
	4,239	16,956	22.50	7/1/2017

Elaine D. Crowley
Former Chief Financial Officer (8)	—	—	—	—	—	—

(1)

Because the Company is a privately-held company and there is no market for our Common Stock, the fair market value of our Common Stock is determined by our Board of Directors based on available information that is material to the value of our Common Stock, including any third party valuation reports, the principal amount of the Company’s indebtedness, the Company’s actual and projected financial results, and fluctuations in the market value of publicly-traded companies in the retail industry. The shares were valued based on a price per share of $15.22, which was the fair market value of our Common Stock on January 29, 2011, the last day of fiscal 2010.

(2)

Stock options were granted to Mr. Menzer on June 2, 2009, vesting at the rate of 20% on each of April 6, 2010, April 6, 2011, April 6, 2012, April 6, 2013 and April 6, 2014, or immediately upon a Change of Control (as defined in the Stockholders Agreement). Mr. Menzer’s restricted stock awards vest 25% on each of April 6, 2011, April 6, 2012, April 6, 2013 and April 6, 2014 (vesting of all shares would accelerate upon a Change of Control (as defined in the Stockholders Agreement) and vesting of 133,333 shares would accelerate in the event that Mr. Menzer’s employment is terminated without cause or by him for good reason, or in the event of Mr. Menzer’s death or disability, prior to April 6, 2011). Mr. Menzer will receive all dividends and distributions, if any, paid with respect to the shares of restricted stock he holds, but if any such dividends or distributions are paid in shares of our capital stock, such shares will be subject to the same restrictions on transferability as are the shares of restricted stock with respect to which they were paid.

(3)

Stock options were granted to Mr. Sonsteby on January 5, 2011, vesting at the rate of 20% on each of October 4, 2011, October 4, 2012, October 4, 2013, October 4, 2014 and October 4, 2015, or immediately upon a Change of Control (as defined in the Stockholders Agreement). Mr. Sonsteby’s restricted stock awards vest 20% on each of October 4, 2011, October 4, 2012, October 4, 2013, October 4, 2014 and October 4, 2015 (vesting of the shares would accelerate upon a Change of Control (as defined in the Stockholders Agreement) or in the event of Mr. Sonsteby’s death, disability or termination by the Company without cause). Mr. Sonsteby will receive all dividends and distributions, if any, paid with respect to the shares of restricted stock he holds, but if any such dividends or distributions are paid in shares of our capital stock, such shares will be subject to the same restrictions on transferability as are the shares of restricted stock with respect to which they were paid.

(4)

Stock options were granted to Mr. Pappas on July 2, 2009 in connection with the Company’s Exchange Offer, with 12,618 of these options immediately exercisable on the grant date based on the period of time that his exchanged options had been held in relation to the total term of the option and the remaining options vest at the rate of 20% on each of July 2, 2010, July 2, 2011, July 2, 2012, July 2, 2013 and July 2, 2014, or immediately upon a Change of Control (as defined in the Stockholders Agreement). For more information regarding the Exchange Offer, see Note 6 to the consolidated financial statements. Mr. Pappas’s restricted stock awards vest 20% on each of April 17, 2010, April 17, 2011, April 17, 2012, April 17, 2013 and April 17, 2014 (vesting of the shares would accelerate upon Change of Control (as defined in the Stockholders Agreement) or in the event of Mr. Pappas’s death, disability or termination by the Company without cause). Mr. Pappas will receive all dividends and distributions, if any, paid with respect to the shares of restricted stock he holds, but if any such dividends or distributions are paid in shares of our capital stock, such shares will be subject to the same restrictions on transferability as are the shares of restricted stock with respect to which they were paid.

(5)

Stock options were granted to Ms. Puleo on July 26, 2010, vesting at the rate of 20% on each of March 8, 2011, March 8, 2012, March 8, 2013, March 8, 2014 and March 8, 2015, or immediately upon a Change of Control (as defined in the Stockholders Agreement).

(6)

Stock options were granted to Mr. Wyatt on July 26, 2010, vesting at the rate of 20% on each of June 21, 2011, June 21, 2012, June 21, 2013, June 21, 2014 and June 21, 2015, or immediately upon a Change of Control (as defined in the Stockholders Agreement).

(7)

Stock options were granted to Mr. Jablonski on July 2, 2009 in connection with the Company’s Exchange Offer, with 14,384 of these options immediately exercisable on the grant date based on the period of time that his exchanged options had been held in relation to the total term of the option and the remaining options vest at the rate of 20% on each of July 2, 2010, July 2, 2011, July 2, 2012, July 2, 2013 and July 2, 2014, or immediately upon a Change of Control (as defined in the Stockholders Agreement). For more information regarding the Exchange Offer, see Note 6 to the consolidated financial statements.

(8)

Ms. Crowley separated from the Company on August 6, 2010, and exercised 30,279 vested options within 60 days of her departure. In accordance with the terms of the 2006 Equity Incentive Plan and her option agreement, all remaining options previously granted to her have been cancelled.

Option Exercises and Stock Vested for Fiscal 2010

The following table shows the number of stock options exercised by our Named Executive Officers, and stock awards held by our Named Executive Officers that vested, during fiscal year 2010.

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)		Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
John B. Menzer
Chief Executive Officer	—	—		—	—

Charles M. Sonsteby
Chief Administrative Officer
and Chief Financial Officer	—	—		—	—

Philo T. Pappas
Executive Vice President
— Category Management	—	—		2,342	27,050	(2)

Paula A. Puleo
Senior Vice President
— Chief Marketing Officer	—	—		—	—

John J. Wyatt
Senior Vice President
— Corporate Development	—	—		—	—

Richard S. Jablonski
Vice President — Financial
Planning & Analysis	—	—		—	—

Elaine D. Crowley
Former Chief Financial Officer	30,279	122,630	(3)	—	—

(1)          Because the Company is a privately-held company and there is no market for our Common Stock, the fair market value of our Common Stock is determined by our Board of Directors based on available information that is material to the value of our Common Stock, including any third party valuation reports, the principal amount of the Company’s indebtedness, the Company’s actual and projected financial results, and fluctuations in the market value of publicly-traded companies in the retail industry.

(2)          The shares were valued on the April 17, 2010 vesting date for Mr. Pappas’s restricted shares.

(3)          The dollar value reflects the difference in the fair market value of our Common Stock at the time of exercise and the option’s exercise price. Ms. Crowley did not realize this amount, as she retained ownership of the shares received upon exercise.

Pension Benefits for Fiscal 2010

The Company has no pension plans.

Nonqualified Deferred Compensation for Fiscal 2010

The Company has no nonqualified deferred compensation plans.

Potential Payments upon Termination or Change of Control

Mr. Menzer’s employment contract, as amended, which commenced April 6, 2009, specifies certain benefits that are payable to him in the event of termination.  Mr. Sonsteby, Mr. Pappas, Ms. Puleo, Mr. Wyatt and Mr. Jablonski participate in the OSPP, adopted by the Board in April 2008 and amended in July 2008. Prior to her resignation effective August 6, 2010, Ms. Crowley was entitled to participate in the OSPP.  In addition, each of the Named Executive Officers may be entitled to acceleration of their equity awards in the event of a termination or Change of Control, depending on the specific circumstance as set forth below.

The payments for which the Named Executive Officers are eligible under various circumstances related to termination or a Change of Control are detailed below, except for Ms. Crowley, whose actual payments received upon her separation from the Company are described below under “Rights and Potential Payments on Termination for Cause, Death, Disability and Voluntary Resignation — Voluntary Resignation.”

Rights and Potential Payments on Termination for Cause, Death, Disability and Voluntary Resignation

Cause. Each of the respective agreements and the OSPP provide that no payments or benefits are due to the Named Executive Officer in the event of a termination for cause except amounts accrued and payable to such executive through the termination date.

Death. Each Named Executive Officer is provided a life insurance policy by the Company with a $1,000,000 benefit ($500,000 in the case of Mr. Jablonski), which would be payable to the executive’s beneficiaries upon such executive’s death.  Under his employment agreement, Mr. Menzer’s beneficiaries are further entitled to an amount equal to his pro rated bonus for the year in which death occurs. Under the 2006 Equity Incentive Plan, the executive’s estate has the option to exercise any vested stock options held by the Named Executive Officer prior to his death.  Under the Stockholders Agreement, upon any termination of a Named Executive Officer’s employment by reason of the executive’s death, the executive’s estate has the option to sell to the Company all or any portion of the vested shares of the Common Stock owned by the Named Executive Officer within 60 days after the date of termination, at the fair market value of the shares as of the date they are repurchased. In addition, pursuant to their restricted stock agreements, upon death 133,333 shares of Mr. Menzer’s unvested restricted stock and all of Messrs. Sonsteby’s and Pappas’s unvested restricted stock would vest.  Assuming the executive’s death on January 29, 2011, the last day of our fiscal year, and that the executive’s estate exercised its option to exercise any vested stock options held by the Named Executive Officer at such time and to sell to the Company all of the shares owned by the Named Executive Officer, the estate of each Named Executive Officer would have realized, based on the fair market value of the Common Stock as of fiscal year end ($15.22), the following amounts for his or her shares: John B. Menzer, $3,352,656; Charles M. Sonsteby, $581,404; Philo T. Pappas, $419,752; Paula A. Puleo, $0; John J. Wyatt, $0; and Richard S. Jablonski, $46,341.

Disability. The Company provides each Named Executive Officer with an executive long-term disability policy for the benefit of such executives which would provide disability benefits after 90 days of the executive becoming disabled in the amount of 67% of monthly compensation up to $20,000 per month.  This benefit generally continues until the disability is resolved or age 65.  Mr. Menzer is further entitled to his full salary for the 90 days prior to the commencement of disability benefits, which equates to $253,233 (based on his fiscal 2010 base salary), paid in accordance with the Company’s normal payroll practices.  Under the Stockholders Agreement, upon any termination of a Named Executive Officer’s employment by reason of the executive’s disability, the executive has the option to sell to the Company all or any portion of the vested shares of the Common Stock owned by the Named Executive Officer within 60 days after the date of termination, at the fair market value of the shares as of the date they are repurchased. In addition, pursuant to their restricted stock agreements, upon disability 133,333 shares of Mr. Menzer’s unvested restricted stock and all of Messrs. Sonsteby’s and Pappas’s unvested restricted stock would vest.  Assuming the executive exercised his or her option to sell to the Company all of the shares owned by the Named Executive Officer upon disability on the last day of fiscal 2010, the Named Executive Officer would have received, based on the fair market value of the Common Stock as of fiscal year end ($15.22), the following amounts for his or her shares: John B. Menzer, $2,029,328; Charles M. Sonsteby, $581,404; Philo T. Pappas, $178,226; Paula A. Puleo, $0; John J. Wyatt, $0; and Richard S. Jablonski, $0.

Voluntary Resignation.  In the event of a voluntary resignation of any of the Named Executive Officers, there are no payments or benefits that continue beyond what is accrued and payable through the termination date.  Mr.  Menzer’s agreement states that he is required to give the Company 60 days prior written notice of resignation and the Board may, at its election, choose to waive Mr. Menzer’s notice obligation but is still required to pay him for the applicable notice period.  Ms. Crowley resigned effective August 6, 2010, and exercised 30,279 vested options within 60 days of her departure. Based on the fair market value of the Common Stock as of fiscal year end ($15.22), if Ms. Crowley had sold her shares on January 29, 2011, the last day of our fiscal year, she would have realized a gain on her shares of $233,754. In accordance with the terms of the 2006 Equity Incentive Plan and her option agreement, all remaining options previously granted to her have been cancelled.

Rights and Potential Payment Upon a Change of Control or Termination Without Cause or With Good Reason

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

In addition to an employment agreement, Mr. Menzer entered into agreements providing for his restricted stock grant and his stock option grant.  These agreements provide that in the event Mr. Menzer’s employment is terminated without cause or by him for good reason (as defined in his employment agreement), before April 6, 2011, 133,333 shares of Mr. Menzer’s unvested restricted stock will vest. In addition, in the event of a Change of Control, all of Mr. Menzer’s restricted stock and stock options immediately vest.  Had a Change of Control occurred on the last day of fiscal 2010, the vested stock options would have a value of $6,616,672 which is the difference in (i) the fair market value of the Common Stock as of fiscal year end ($15.22) and $7.50 per share, with respect to 833,334 shares exercisable, and (ii) the fair market value of the Common Stock as of fiscal year end ($15.22) and $15.00 per share, with respect to 833,333 shares exercisable. Mr. Menzer’s remaining 833,333 shares are priced at exercise prices above the fair market value of the Common Stock and therefore have no value. Had a Change of Control occurred on the last day of fiscal 2010, Mr. Menzer’s unvested restricted stock would have a value of $7,610,000.

Mr. Menzer is subject to confidentiality covenants.  In addition, Mr. Menzer is subject to non-competition and non-solicitation restrictions for a period of two years following resignation.  The employment agreement provides no Change of Control severance benefits.

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

Equity Plans

As with our Chief Executive Officer, each of the other Named Executive Officers currently employed with the Company have entered into stock option agreements that provide for vesting upon a Change of Control.  Additionally, Messrs. Sonsteby and Pappas have restricted stock agreements that provide that all their restricted stock shall vest upon a Change of Control. Had a Change of

Control occurred on the last day of fiscal 2010, each Named Executive Officer would have realized the following values for their vested options (based on the spread, if any, of the fair market value of the Common Stock as of fiscal year end ($15.22) over the value of the applicable exercise prices for the options) : Charles M. Sonsteby $183,540; Philo T. Pappas, $1,202,085; Paula A. Puleo, $368,087; John J. Wyatt, $294,473; and Richard S. Jablonski, $225,401. Had a Change of Control occurred on the last day of fiscal 2010, Mr. Sonsteby’s and Mr. Pappas’s unvested restricted stock would have values of $581,404 and $142,581, respectively.

Estimated Separation Payments

The table below reflects the amount of compensation payable in the event of an involuntary termination without cause or resignation for good reason (1) to Mr. Menzer under his employment agreement (including his restricted stock agreement) and (2) under the OSPP described above to each of the other Named Executive Officers.  The amounts shown in the table for the Named Executive Officers, other than Ms. Crowley, assume that the executive’s termination was effective as of the last day of the prior fiscal year, January 29, 2011 (Ms. Crowley, did not receive any separation payments in connection with her voluntary resignation from the Company effective August 6, 2010, as described above under “Rights and Potential Payments on Termination for Cause, Death, Disability and Voluntary Resignation — Voluntary Resignation”). The actual amounts, or value, to be paid to these Named Executive Officers can only be determined at the time of such executive’s separation from the Company.

	Executive Payments and Benefits upon Termination Without Cause or by Executive with Good Reason ($)
John B. Menzer
Salary	2,054,000
Bonus	2,054,000
Restricted Stock	7,610,000
Welfare Benefits	80,034	(1)
Automobile	27,077	(2)

Total	11,825,111

Charles M. Sonsteby
Salary	650,000
Bonus	148,342	(3)
Restricted Stock	581,404
Welfare Benefits	46,746	(4)

Total	1,426,492

Philo T. Pappas
Salary	386,251
Bonus	193,125
Restricted Stock	142,581
Welfare Benefits	46,746	(4)

Total	768,703

Paula A. Puleo
Salary	300,000
Bonus	112,767	(3)
Welfare Benefits	24,289	(4)

Total	437,056

John J. Wyatt
Salary	275,000
Bonus	67,507	(3)
Welfare Benefits	46,746	(4)

Total	389,253

Richard S. Jablonski
Salary	213,675
Bonus	74,786
Welfare Benefits	46,746	(4)

Total	335,207

(1)             Represents estimated value of two years of continued benefits, including medical, long-term disability, life insurance, and executive and spouse physicals.

(2)             Represents personal use of automobile for 24 months.

(3)             Represents the value of a prorated target bonus for fiscal 2010, based on the number of days the Named Executive Officer was employed with the Company during fiscal 2010.

(4)             Represents the value of total fiscal 2010 medical, dental and vision actual costs plus an estimated annual increase of 12% associated with providing these benefits for 12 months.

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

Assuming the Company exercised its option to repurchase the vested or purchased shares held by the Named Executive Officers on the last day of fiscal 2010, the Named Executive Officers would have received, based on the fair market value of the Common Stock as of fiscal year end ($15.22), the following amounts for their shares: John B. Menzer, $0; Charles M. Sonsteby, $0; Philo T. Pappas, $35,645; Paula A. Puleo, $0; John J. Wyatt, $0; Richard S. Jablonski, $0; and  Elaine D. Crowley, $460,846.

Director Compensation for Fiscal 2010

The current directors are not paid any fees for services as directors, and they do not receive reimbursement for their expenses.

Compensation Committee Interlocks and Insider Participation

From the completion of the Merger to March 2011, our Compensation Committee was comprised of two members: Michael S. Chae and Matthew S. Levin.  In March 2011, Peter F. Wallace was appointed to the Compensation Committee to fill a vacancy created by the resignation of Mr. Chae from the Committee.  Each of the members of our Compensation Committee is affiliated with our Sponsors and has not been deemed an independent director. No executive officer of the Company served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our Compensation Committee or Board.

PART III

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS AND MANAGEMENT OWNERSHIP

The following table presents information regarding the number of shares of Michaels Common Stock beneficially owned as of March 21, 2011 (unless otherwise indicated) by each of Michaels’ directors and the Named Executive Officers (as defined in “Item 11. Executive Compensation — Compensation Discussion and Analysis — Executive and Director Compensation — Summary Compensation Table”), and the current directors and executive officers of Michaels as a group.  In addition, the table presents information about each person or entity known to Michaels to beneficially own 5% or more of Michaels Common Stock.  Unless otherwise indicated by footnote, the beneficial owner exercises sole voting and investment power over the shares noted below.  The percentage of beneficial ownership for our directors and executive officers, both individually and as a group, is calculated based on 118,967,418 shares of Michaels Common Stock outstanding as of March 21, 2011, and the number of unissued shares as to which such person or persons has the right to acquire voting and/or investment power within 60 days. Other than beneficial ownership information relating to the Company’s executive officers, the beneficial ownership information set forth below was provided by or on behalf of our Directors, our Sponsors, and Highfields, and the Company has not independently verified the accuracy or completeness of the information so provided.

	Amount and
	Nature of
	Beneficial		Percent
Name of Beneficial Owner	Ownership (1)		of Class (1)
Josh Bekenstein (2)	—		*
Michaels S. Chae (3)	—		*
Todd M. Cook (2)	—		*
Lewis S. Klessel (2)	—		*
Matthew S. Levin (2)	—		*
Gerry M. Murphy (3)	—		*
James A. Quella (3)	—		*
Peter F. Wallace (3)	—		*
John B. Menzer	1,500,000	(4)	1.3%
Charles M. Sonsteby	38,200		*
Philo T. Pappas	112,641	(5)	*
Paula A. Puleo	56,774	(6)	*
John J. Wyatt	—		*
Richard S. Jablonski	28,539	(7)	*
Elaine D. Crowley	30,279	(8)	*
Michaels Holdings, LLC (2) (3)	110,373,482		92.8%
Bain Capital Investors, LLC and related funds (2)	110,373,482		92.8%
Affiliates of The Blackstone Group, L.P. (3)	110,373,482		92.8%
Highfields Capital Management, L.P. and related funds (9)	7,333,250		6.2%
All current directors and executive officers as a group (18 persons)	2,537,648	(10)	2.1%

*                    Less than one percent.

(1)             Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.  Percentage of beneficial ownership by a person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days.  Unless otherwise indicated, the number of shares shown includes outstanding shares of Common Stock owned as of March 21, 2011 by the person indicated.

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

(4)             Includes 500,000 stock options that vested on April 6, 2010 and 500,000 stock options that will vest on April 6, 2011.

(5)             Includes 12,618 stock options that vested on July 2, 2009 and 88,313 stock options that vested on July 2, 2010.

(6)             Includes 56,774 stock options that vested on March 8, 2011.

(7)             Includes 14,384 stock options that vested on July 2, 2009 and 14,155 stock options that vested on July 2, 2010.

(8)             Ms. Crowley separated from the Company on August 6, 2010.

(9)             The address of Highfields Capital Management, LP and its related funds is 200 Clarendon Street, Boston, Massachusetts 02116.

(10) Consistent with the disclaimers of beneficial ownership of Messrs. Bekenstein, Cook, Levin, Chae, Murphy, Quella and Wallace contained in notes (2) and (3) above, this number does not include the 110,373,482 shares of Michaels Common Stock that may be deemed to be beneficially owned by each of (a) Bain Capital Investors, LLC and related funds and (b) Affiliates of The Blackstone Group.  The total includes 1,935,736 vested options or options that will vest within 60 days of March 21, 2011, held by executive officers of the Company.

EQUITY COMPENSATION PLAN INFORMATION

On February 15, 2007, the Board of Directors and stockholders approved the 2006 Equity Incentive Plan, as well as certain specific grants under the plan to key employees.  In addition, the stockholders granted the Board authority to make plan grants to other eligible participants in the future, which has occurred.  The following table gives information about equity awards under the above-mentioned plan as of March 21, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders	11,360,380	15.41	2,789,017
Equity compensation not approved by security holders	N/A	N/A	N/A
Total	11,360,380	15.41	2,789,017

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

In connection with the completion of the Merger, we entered into management agreements with each of the Sponsors pursuant to which the Sponsors will provide management services to us until December 31, 2016, with evergreen extensions thereafter.  Pursuant to these agreements, the Sponsors receive an aggregate annual management fee in the amount of $12 million and reimbursement for out-of-pocket expenses in connection with the provisions of services pursuant to the agreements.  The management agreements also provide that the Sponsors are entitled to receive fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions of 1% of the gross value of any such transaction.  The management agreements contain customary exculpation and indemnification provisions in favor of the Sponsors.  The management agreements may be terminated by the Sponsors at any time and terminate automatically upon an initial public offering or a change of control unless we and the Sponsors determine otherwise.  Upon termination, each provider of management services will be entitled to a termination fee calculated based on the present value of the annual fees due during the remaining period from the date of termination to October 31, 2016.

In connection with the completion of the Merger, we entered into a management agreement with Highfields Capital Management LP, an affiliate of Highfields Capital Partners, that provides for an annual management fee of $1.0 million for services that Highfields Capital Management LP renders to us.

We have a participation agreement with CoreTrust Purchasing Group (“CPG”), a division of HealthTrust Purchasing, designating CPG as our exclusive “group purchasing organization” for the purchase of certain non-merchandise products and services from third party vendors. CPG secures from vendors pricing terms for goods and services that are believed to be more favorable than participants in the group purchasing organization could obtain for themselves on an individual basis. In connection with purchases by its participants (including us), CPG receives a commission from the vendors in respect of such purchases. Although CPG is not affiliated with Blackstone, in consideration for Blackstone facilitating our participation in CPG and monitoring the services CPG provides to us, CPG remits a portion of the commissions received from vendors in respect of our purchases under the agreement to an affiliate of Blackstone.

Bain owns an approximate 58% equity position in an external vendor we utilize to print our circular advertisements.  Payments associated with this vendor during fiscal 2010 were $39.1 million. We currently anticipate our payments to this vendor in fiscal 2011 will be $6.0 million.

Bain owns an approximate 51% equity position in an external vendor we entered into an agreement with in the fourth quarter of fiscal 2010 to provide print procurement services. We currently anticipate our payments to this vendor in fiscal 2011 will be $4.0 million.

Blackstone owns an approximate 68% equity position in an external vendor we utilize to count our store inventory. Payments associated with this vendor during fiscal 2010 were $5.9 million.  We currently anticipate that our payments to this vendor in fiscal 2011 will be commensurate with those in fiscal 2010.

Blackstone owns an approximate 71% equity position in an external vendor we utilize for all of the candy-type items in our stores.  Payments associated with this vendor during fiscal 2010 were $19.1 million.  We currently anticipate that our payments to this vendor in fiscal 2011 will be commensurate with those in fiscal 2010.

During the second quarter of fiscal 2008, the Company entered into an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”), an affiliate of Blackstone. Equity Healthcare negotiates with providers of standard administrative services for health benefit plans as well as other related services for cost discounts and quality of service monitoring capability by Equity Healthcare.  Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms for providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis.  In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to us, we pay Equity Healthcare a fee of $2 per participating employee per month (“PEPM Fee”).  As we had approximately 5,700 employees enrolled in health and welfare benefit plans as of January 29, 2011, the annual amount payable under the agreement would be approximately $0.1 million.

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

Blackstone owns an approximate 6% equity position in an external vendor we utilize for waste management services. Payments associated with this vendor during fiscal 2010 were $4.6 million.  We currently anticipate that our payments to this vendor in fiscal 2011 will be commensurate with those in fiscal 2010.

Blackstone owns an approximate 99% equity position in an external vendor we utilize for hospitality services. Payments associated with this vendor during fiscal 2010 were $1.1 million. We currently anticipate that our payments to this vendor in fiscal 2011 will be commensurate with those in fiscal 2010.

Blackstone owns an approximate 99% equity position in an external vendor we utilize as our preferred hotel provider. Payments associated with this vendor during fiscal 2010 were $0.2 million.  We currently anticipate that our payments to this vendor in fiscal 2011 will be commensurate with those in fiscal 2010.

Blackstone owns an approximate 12% equity position in an external vendor we utilize for certain integrated software and processing services. Payments associated with this vendor during fiscal 2010 were $0.2 million.  We currently anticipate that our payments to this vendor in fiscal 2011 will be commensurate with those in fiscal 2010.

Our current directors are affiliates of Bain or Blackstone.  As such, some or all of our directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased, or for which transactions are pending, by affiliates of Bain and Blackstone.  As of the date hereof, such affiliates did not hold any of our debt securities.

The Company, to date, has not adopted any formal policies or procedures for the review, approval or ratification of certain related-party transactions that may be required to be reported under the SEC disclosure rules. However, the Board believes that the transactions described in this Item 13 were on an arms-length basis and in the best interests of the stockholders.

As discussed in Item 10 above, each of the members of our Board is affiliated with the Sponsors and our Board has not determined any of our directors to be independent. See “Item 10.  Directors and Executive Officers of the Registrant.”

ITEM 14.  Principal Accountant Fees and Services.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S FEES

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of Michaels’ annual financial statements for each of fiscal 2010 and 2009, and fees billed for other services rendered by Ernst & Young LLP (in thousands).

	2010	2009
Audit Fees (1)	$1,246	$1,134
Audit-Related Fees (2)	58	49
Tax Fees (3)	8	25

(1)             Audit Fees consist principally of fees for the audit of our annual financial statements and review of our financial statements included in our quarterly reports on Form 10-Q for those years and audit services provided in connection with compliance with the requirements of the Sarbanes-Oxley Act of 2002.

(2)             Audit-Related Fees for fiscal 2010 and fiscal 2009 consist principally of fees related to employee benefit plans and statutory audits.

(3)          Tax Fees consist principally of tax compliance fees.

The Audit Committee Charter requires that the Audit Committee pre-approve all audit and non-audit engagements, fees, terms and services in a manner consistent with the Sarbanes-Oxley Act of 2002 and all rules and applicable listing standards promulgated by the SEC, except that such non-audit services need not be pre-approved if (i) the aggregate amount of all such non-audit services provided to Michaels constitutes not more than 5% of the total amount of fees paid by Michaels to its independent registered public accounting firm during the fiscal year in which the non-audit services are provided, (ii) such services were not recognized by Michaels at the time of engagement to be non-audit services, and (iii) such services were promptly brought to the attention of the Audit Committee and approved by the Audit Committee prior to completion of the audit.  The Audit Committee Charter permits the Audit Committee, at the time of the annual audit engagement, to pre-approve audit fees of up to 15% of the engagement fees for unanticipated additional audit costs within the scope of the audit, subject to the approval, before or after such additional costs are incurred, by the Chairman of the Audit Committee or any other member of the Audit Committee to whom the Audit Committee delegates such authority. The services performed by Ernst & Young LLP in fiscal 2010 and 2009 were approved in accordance with the policies and procedures established by the Audit Committee.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Michaels Stores, Inc.

We have audited the accompanying consolidated balance sheets of Michaels Stores, Inc. (“the Company”) as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended January 29, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michaels Stores, Inc. at January 29, 2011 and January 30, 2010 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 29, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Michaels Stores, Inc.’s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, TX

March 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Michaels Stores, Inc.

We have audited Michaels Stores, Inc.’s (the Company) internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Michaels Stores, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting (see Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Michaels Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Michaels Stores, Inc. as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended January 29, 2011 of Michaels Stores, Inc. and our report dated March 24, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, TX

March 24, 2011

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions except share data)

	January 29,	January 30,
	2011	2010
ASSETS
Current assets:
Cash and equivalents	$319	$217
Merchandise inventories	826	873
Prepaid expenses and other	73	72
Deferred income taxes	56	45
Income tax receivable	1	—
Total current assets	1,275	1,207
Property and equipment, at cost	1,329	1,257
Less accumulated depreciation	(1,028)	(940)
Property and equipment, net	301	317
Goodwill	95	94
Debt issuance costs, net of accumulated amortization of $60 at January 29, 2011 and $56 at January 30, 2010	72	70
Deferred income taxes	18	1
Other assets	9	21
Total non-current assets	194	186
Total assets	$1,770	$1,710

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$273	$231
Accrued liabilities and other	384	356
Current portion of long-term debt	1	119
Income taxes payable	29	11
Total current liabilities	687	717
Long-term debt	3,667	3,684
Deferred income taxes	4	—
Other long-term liabilities	76	80
Total long-term liabilities	3,747	3,764
Total liabilities	4,434	4,481
Commitments and contingencies
Stockholders’ deficit:
Common Stock, $0.10 par value, 220,000,000 shares authorized; 118,419,850 shares issued and outstanding at January 31, 2011; 118,387,229 shares issued and outstanding at January 30, 2010	12	12
Additional paid-in capital	43	35
Accumulated deficit	(2,726)	(2,824)
Accumulated other comprehensive income	7	6
Total stockholders’ deficit	(2,664)	(2,771)
Total liabilities and stockholders’ deficit	$1,770	$1,710

See accompanying Notes to Consolidated Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Fiscal Year
	2010	2009	2008

Net sales	$4,031	$3,888	$3,817
Cost of sales and occupancy expense	2,467	2,423	2,431
Gross profit	1,564	1,465	1,386
Selling, general, and administrative expense	1,059	1,052	1,060
Related party expenses	14	14	16
Store pre-opening costs	3	2	6
Operating income	488	397	304
Interest expense	276	257	302
Loss on early extinguishment of debt	53	—	—
Other (income) and expense, net	10	(17)	4
Income (loss) before income taxes	149	157	(2)
Provision for income taxes	51	50	3
Net income (loss)	$98	$107	$(5)

See accompanying Notes to Consolidated Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Fiscal Year
	2010	2009	2008
Operating activities:
Net income (loss)	$98	$107	$(5)
Adjustments:
Depreciation and amortization	103	116	129
Share-based compensation	8	8	8
Debt issuance costs amortization	20	17	17
Accretion of subordinated discount notes	50	45	39
Change in fair value of interest rate cap	12	(10)	—
Loss on early extinguishment of debt	53	—	—
Changes in assets and liabilities:
Merchandise inventories	47	34	(67)
Prepaid expenses and other	(1)	(2)	3
Deferred income taxes and other	(23)	(4)	(24)
Accounts payable	36	6	5
Accrued interest	(4)	15	(40)
Accrued liabilities and other	31	56	(4)
Income taxes payable	16	12	5
Other long-term liabilities	(8)	5	(7)
Net cash provided by operating activities	438	405	59

Investing activities:
Business acquisition	(2)	—	—
Additions to property and equipment	(81)	(43)	(85)
Net cash used in investing activities	(83)	(43)	(85)

Financing activities:
Issuance of senior notes due 2018	794	—	—
Repayments on senior notes due 2014	(791)	—	—
Repayments on senior secured term loan facility	(228)	(23)	(24)
Borrowings on asset-based revolving credit facility	48	725	922
Payments on asset-based revolving credit facility	(48)	(873)	(871)
Payment of debt issuance costs	(34)	—	—
Repurchase of Common Stock	—	—	(2)
Tax benefits from stock options	—	—	9
Payment of capital leases	—	—	(4)
Change in cash overdraft	6	(7)	—
Net cash (used in) provided by financing activities	(253)	(178)	30

Net increase in cash and equivalents	102	184	4
Cash and equivalents at beginning of period	217	33	29
Cash and equivalents at end of period	$319	$217	$33

Supplemental Cash Flow Information:
Cash paid for interest	$208	$180	$285
Cash paid for income taxes	$64	$26	$15
Non-cash investing activity:
Contingent consideration liability	$4	$—	$—

See accompanying Notes to Consolidated Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the Three Years Ended January 29, 2011

(In millions except share data)

					Accumulated
				Accumulated	Other
			Additional	(Deficit)/	Comprehensive
	Number of	Common	Paid-in	Retained	Income/
	Shares	Stock	Capital	Earnings	(Loss)	Total
Balance at February 2, 2008	118,421,069	$12	$12	$(2,926)	$10	$(2,892)
Comprehensive loss:
Net loss	—	—	—	(5)	—	(5)
Foreign currency translation and other	—	—	—	—	(5)	(5)
Total comprehensive loss						(10)
Share based compensation and other	—	—	7	—	—	7
Tax benefit from stock options	—	—	9	—	—	9
Repurchase of stock	(111,334)	—	(2)	—	—	(2)
Issuance of stock	66,667	—	1	—	—	1
Balance at January 31, 2009	118,376,402	12	27	(2,931)	5	(2,887)
Comprehensive income:
Net income	—	—	—	107	—	107
Foreign currency translation and other	—	—	—	—	1	1
Total comprehensive income						108
Share based compensation and other	—	—	8	—	—	8
Issuance of stock	10,827	—	—	—	—	—
Balance at January 30, 2010	118,387,229	12	35	(2,824)	6	(2,771)
Comprehensive income:
Net income	—	—	—	98	—	98
Foreign currency translation and other	—	—	—	—	1	1
Total comprehensive income						99
Exercise of stock options	37,848	—	—	—	—	—
Share based compensation and other	—	—	8	—	—	8
Repurchase of stock	(7,569)	—	—	—	—	—
Issuance of stock	2,342	—	—	—	—	—
Balance at January 29, 2011	118,419,850	$12	$43	$(2,726)	$7	$(2,664)

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

Fiscal Year

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. References to fiscal year mean the year in which that fiscal year began. Fiscal 2010 ended on January 29, 2011, fiscal 2009 ended on January 30, 2010, and fiscal 2008 ended on January 31, 2009. Each of these three fiscal years contained 52 weeks.

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

Foreign Currency Translation

The functional currency of our Canadian operations is the Canadian dollar. Translation adjustments result from translating our Canadian subsidiary’s financial statements into U.S. dollars. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in our Consolidated Statements of Stockholders’ (Deficit) Equity and as a part of other (income) and expense, net in our Consolidated Statements of Operations. The cumulative translation adjustment in fiscal 2010 was $7 million, net of deferred taxes of $5 million, while in fiscal 2009, the cumulative translation adjustment was $6 million, net of deferred taxes of $3 million. In fiscal 2010 and fiscal 2009, transaction gains of $2 million and $5 million, respectively, related to foreign currency exchange rates while fiscal 2008 results include transaction losses of $4 million.

Cash and Equivalents

Cash and equivalents are comprised of highly liquid instruments with original maturities of three months or less and $20 million and $17 million of credit card clearing accounts as of January 29, 2011, and January 30, 2010, respectively. Cash equivalents are carried at cost, which approximates fair value. We record interest income earned from our cash and equivalents as a component of other (income) and expense, net, in our financial statements. In fiscal 2010, fiscal 2009 and fiscal 2008, we had an immaterial amount of interest income.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market, with cost determined using a weighted average method. Cost is calculated based upon the price paid for an item at the time it is received by us, and also includes the cost of warehousing, handling, purchasing, and importing the inventory, as well as inbound and outbound transportation, partially offset by vendor allowances. This net inventory cost is recognized through Cost of sales when the inventory is sold.  It is impractical for us to assign specific allocated overhead costs and vendor allowances to individual units of inventory. As such, to match net inventory costs against the related revenues, we estimate the net inventory costs to be deferred and recognized each period as the inventory is sold.

Vendor allowances, which primarily represent volume rebates and cooperative advertising funds, are recorded as a reduction of the cost of the merchandise inventories and a subsequent reduction in Cost of sales when the inventory is sold. We generally earn vendor allowances as a percentage of certain merchandise purchases with no minimum purchase requirements. Typically, our vendor allowance programs extend for a period of 12 months. We recognized vendor allowances of $112 million, or 2.8% of net sales, in fiscal 2010, $133 million, or 3.4% of net sales, in fiscal 2009, and $149 million, or 3.9% of net sales, in fiscal 2008. During the three fiscal years ended January 29, 2011, the number of vendors from which vendor allowances were received ranged from approximately 670 to 770.

We utilize perpetual inventory records to value inventory in our stores. Physical inventory counts are performed in a significant number of stores during each fiscal quarter by a third party inventory counting service, with substantially all stores open longer than one year subject to at least one count each fiscal year. We adjust our perpetual records based on the results of the physical counts. We maintain a provision for estimated shrinkage based on the actual historical results of our physical inventories. We compare our estimates to the actual results of the physical inventory counts as they are taken and adjust the shrink estimates accordingly. We also evaluate our merchandise to ensure that the expected net realizable value of the merchandise held at the end of a fiscal period exceeds cost.  In the event that the expected net realizable value is less than cost, we reduce the value of that inventory accordingly.

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

Capitalized Software Costs

We capitalize certain costs related to the acquisition and development of internal use software that is expected to benefit future periods. These costs are being amortized on a straight-line basis over the estimated useful life, which is generally five years. As of January 29, 2011 and January 30, 2010, we had unamortized capitalized software costs of $46 million and $42 million, respectively.  These amounts are included in Property and equipment, net on the Consolidated Balance Sheets. Amortization of capitalized software costs totaled approximately $14 million, $22 million and $23 million in fiscal year 2010, 2009 and 2008, respectively.

Goodwill

Under the provisions of ASC 350, Intangibles—Goodwill and Other, we review goodwill for impairment each year in the fourth quarter, or more frequently if certain events occur or circumstances change. The impairment review is performed by comparing each reporting unit’s carrying value to its estimated fair value, determined through estimated discounted future cash flows and market-based methodologies. If the carrying value exceeds the estimated fair value, we determine the fair value of all assets and liabilities of the reporting unit, including the implied fair value of goodwill. If the carrying value of goodwill exceeds the implied fair value, we recognize an impairment charge equal to the difference. There are assumptions and estimates underlying the determination of fair value and any resulting impairment loss. Significant changes in these assumptions, or another estimate using different, but still reasonable, assumptions could produce different results. We have performed the required impairment tests of goodwill, and the tests have not resulted in an impairment charge in fiscal 2010, fiscal 2009 or fiscal 2008.

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

The cost of closing a store or facility is recorded at the estimated fair value of expected cash flows which we calculate as the lesser of the present value of future rental obligations remaining under the lease (less estimated sublease rental income) or the lease termination fee. The determination of the reserves is dependent on our ability to make reasonable estimates of costs to be incurred post-closure and of rental income to be received from subleases. In planning our store closures, we generally try to time our exits as close to the lease termination date as possible to minimize any remaining lease obligation.

The following is a detail of account activity related to closed facilities:

	Fiscal Year
	2010	2009	2008
	(In millions)
Balance at beginning of fiscal year	$7	$7	$5
Additions charged to costs and expenses	—	4	3
Payment of rental obligations and other	(2)	(4)	(1)
Balance at end of fiscal year	$5	$7	$7

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

Revenue Recognition

Revenue from sales of our merchandise is recognized when the customer takes possession of the merchandise. Revenue is presented net of sales taxes collected. Sales related to custom framing are deferred until the order is picked up by the customer, which we estimate based on historical customer behavior. We deferred 13 days of custom framing revenue at the end of fiscal 2010, 2009 and 2008. As of January 29, 2011 and January 30, 2010, our deferred framing revenue was approximately $10 million and $8 million, respectively.

We allow for merchandise to be returned under most circumstances and provide a reserve for estimated returns. We use historical customer return behavior to estimate our reserve requirements. As of January 29, 2011 and January 30, 2010, our sales returns reserve was approximately $3 million.

We record a gift card liability on the date we issue the gift card to the customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. The deferred revenue associated with outstanding gift cards increased $2 million from $24 million at January 30, 2010, to $26 million as of January 29, 2011. We escheat the value of unredeemed gift cards where required by law. Any remaining liabilities not subject to escheatment are evaluated to determine whether the likelihood of the gift card being redeemed is remote (gift card breakage). We recognize gift card breakage as revenue, by applying our estimate of the rate of gift card breakage over the period of estimated performance. Our estimates of the gift card breakage rate are applied to the estimated amount of gift cards that are expected to go unused, that are not subject to escheatment, and are based on customers’ historical redemption rates and patterns, which may not be indicative of future redemption rates and patterns. We recognized revenue of approximately $3 million in fiscal 2010 and $2 million in both fiscal 2009 and fiscal 2008, related to such gift card balances.

Costs of Sales and Occupancy Expenses

Included in our costs of sales are the following:

•       purchase price of merchandise, net of vendor allowances and rebates;

•       inbound freight, inspection costs, duties and import agent commissions;

•       warehousing, handling, and transportation costs (including internal transfer costs such as distribution center to store freight costs) and purchasing and receiving costs; and

•       share-based compensation costs for those employees involved in preparing inventory for sale.

These costs are included in merchandise inventories and expensed as the merchandise is sold.

Included in our occupancy expenses are the following:

•       store expenses such as rent, insurance, taxes, common area maintenance, utilities, repairs and maintenance;

•       amortization of store buildings and leasehold improvements;

•       store closure costs; and

•       store remodel costs.

We record rent expense ratably over the term of the lease beginning with the date we take possession of or control the physical access to the premises. We record leasehold improvement reimbursements as a liability and ratably adjust the liability as a reduction to rent expense over the lease term beginning with the date we take possession of or control the physical access to the premises. At times, we receive landlord reimbursements for leasehold improvements made during the lease term, which we record as a liability and ratably adjust as a reduction to rent expense over the remaining lease term.

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

Advertising expenses were $172 million, $167 million, and $176 million for fiscal 2010, 2009, and 2008, respectively.

Store Pre-Opening Costs

We expense all start-up activity costs as incurred. Rent expense incurred prior to the store opening is recorded in Cost of sales and occupancy expense on our Consolidated Statement of Operations.

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

•                  taxable income in prior carryback years; and

•                  tax-planning strategies.

Our evaluation regarding whether a valuation allowance is required or should be adjusted also considers, among other things, the nature, frequency, and severity of recent losses, forecasts of future profitability and the duration of statutory carryforward periods. Our forecasts of future profitability represents our best estimate of these future events. After conducting this assessment, the valuation allowance recorded against our deferred tax assets was $15 million and $14 million as of January 29, 2011 and January 30, 2010, respectively.  If actual results differ from estimated results or if we adjust these assumptions in the future, we may need to adjust our deferred tax assets or liabilities, which could impact our effective tax rate.

The amount of income taxes we pay is subject to ongoing audits in the taxing jurisdictions in which we operate. During these audits, the taxing authorities may challenge items on our tax returns. Because the tax matters challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain. We recognize tax benefits for uncertain positions only to the extent that we believe it is more likely than not that the tax position will be sustained. Our future results may include favorable or unfavorable adjustments to our unrecognized tax benefits due to closure of income tax audits, new regulatory or judicial pronouncements, or other relevant events. As a result, our effective tax rate may fluctuate significantly on a quarterly and annual basis.

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

Beginning with our adoption of ASC 718, we report excess tax benefits as a cash inflow in the financing section of our statement of cash flows and would record a tax deficiency, if any, as a cash outflow from operating activities. For fiscal 2010 and fiscal 2009, we did not have any tax benefits or tax deficiencies associated with share-based awards. For fiscal 2008, we reported $9 million of excess tax benefits as a cash inflow to financing activities. The fiscal 2008 benefits relate to a favorable tax settlement with the IRS regarding stock options matters from prior years.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures About Fair Value Measurements an amendment to ASC topic 820, Fair Value Measurements and Disclosures. ASU 2010-06 expands disclosure requirements related to fair value measurements including (i) separately disclosing the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describing the reasons for the transfers and (ii) presenting separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. We adopted all requirements of ASU 2010-06 related to significant transfers in and out of Level 1 and Level 2 fair value measurements on January 31, 2010, with no material impact on our consolidated financial statements. See Note 8 for further information regarding fair value measurements. We will adopt the new disclosure requirements related to the Level 3 activity on January 30, 2011, with no material impact expected on our consolidated financial statements.

Note 2. Detail of Certain Balance Sheet Accounts

	January 29,	January 30,
	2011	2010
	(In millions)
Property and equipment:
Land and buildings	$2	$2
Fixtures and equipment	1,004	946
Leasehold improvements	323	309
	$1,329	$1,257

Accrued liabilities and other:
Salaries, bonuses, and other payroll-related costs	$109	$99
Insurance Liabilities	67	68
Accrued interest	44	48
Taxes, other than income and payroll	64	46
Gift certificate and gift card liability	26	24
Other	74	71
	$384	$356

Note 3.  Debt

Our debt consisted of the following for fiscal 2010 and fiscal 2009:

	Interest Rate	Fiscal 2010	Fiscal 2009
		(In millions)

Senior secured term loan	Variable	$2,046	$2,274
Senior notes due 2014	10.000%	—	750
Senior notes due 2018	7.750%	794	—
Senior subordinated notes	11.375%	400	400
Subordinated discount notes	13.000%	427	377
Asset-based revolving credit facility	Variable	—	—
Other	5.970%	1	2
Total debt		3,668	3,803

Less current portion		1	119

Long-term debt		$3,667	$3,684

We capitalized $132 million of costs, net of write-offs, related to our issuance of various debt instruments. We amortize these deferred financing costs over the lives of the respective debt agreements (which range from five to ten years) and record the amortization to interest expense. Our expected amortization expense pertaining to the deferred financing costs for each of the next five fiscal years and thereafter is as follows:

	2011	2012	2013	2014	2015	Thereafter
Amortization Expense	$19	$19	$17	$6	$5	$6

The aggregate amounts of scheduled maturities of our debt for the next five years and thereafter are as follows:

Fiscal Year	Amount
(In millions)
2011	$1
2012	194
2013	1,149
2014	2
2015	2
Thereafter	2,368
Total debt payments	3,716
Less unrealized discount and interest accretion	48
Total debt balance as of January 29, 2011	$3,668

As of January 29, 2011 and January 30, 2010, there were no outstanding short-term borrowings.

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

7¾% Senior Notes due 2018

On October 21, 2010, we issued $800.0 million aggregate principal amount of 7¾% Senior Notes that mature on November 1, 2018 (the “2018 Senior Notes”) and were sold at a discounted price of 99.262% of face value, resulting in an effective interest rate of 7 7/8%. The 2018 Senior Notes are guaranteed, jointly and severally, on an unsecured senior basis, by each of our subsidiaries that guarantee indebtedness under our senior secured asset-based revolving credit facility and senior secured term loan facility (the “Senior Secured Credit Facilities”).

The 2018 Senior Notes and the guarantees thereof are our and the guarantors’ unsecured senior obligations and rank senior in right of payment to all of our and the guarantors’ existing and future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the 2018 Senior Notes (including the senior subordinated notes due 2016 and the subordinated discount notes due 2016, as described below); rank equally in right of payment to all of our and the guarantors’ existing and future debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the 2018 Senior Notes; and are effectively subordinated in right of payment to all of our and the guarantors’ existing and future secured debt (including obligations under the Senior Secured Credit Facilities), to the extent of the value of the assets securing such debt, and are structurally subordinated to all obligations of our subsidiaries that are not guarantors of the 2018 Senior Notes.

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

In addition, until November 1, 2013, we may, at our option, on one or more occasions redeem up to 35% of the aggregate principal amount of the 2018 Senior Notes (including the aggregate principal amount of the 2018 Senior Notes issued after the issue date) at a redemption price equal to 107.750% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon and Additional Interest, if any, to the applicable date of redemption, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of one or more Equity Offerings (as defined in the 2018 Senior Indenture); provided that at least 50% of the sum of the aggregate principal amount of the 2018 Senior Notes originally issued under the 2018 Senior Indenture and any 2018 Senior Notes that are issued under the 2018 Senior Indenture after the issue date remains outstanding immediately after the occurrence of each such redemption; and provided further that each such redemption occurs within 90 days of the date of closing of each such Equity Offering.

Upon a change in control we are required to offer to purchase all of the 2018 Senior Notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest.

The 2018 Senior Indenture contains covenants limiting, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries to:

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

11 3/8% Senior Subordinated Notes due 2016

On October 31, 2006, we issued $400 million in principal amount of 11 3/8% Senior Subordinated Notes due November 1, 2016 (the “Senior Subordinated Notes”).  Interest is payable semi-annually in arrears on each May 1 and November 1, commencing on May 1, 2007. The Senior Subordinated Notes are guaranteed, jointly and severally, on an unsecured senior subordinated basis, by each of our subsidiaries, other than certain immaterial subsidiaries.

The Senior Subordinated Notes and the guarantees thereof are our and the guarantors’ unsecured senior subordinated obligations and (i) are subordinated in right of payment to all of our and the guarantors’ existing and future senior debt, including the Senior  Secured Credit Facilities and the 2018 Senior Notes; (ii) rank equally in right of payment to all of our and the guarantors’ future senior subordinated debt; (iii) are effectively subordinated to all of our and the guarantors’ existing and future secured debt (including the Senior Secured Credit Facilities) to the extent of the value of the assets securing such debt; and (iv) rank senior in right of payment to all of our and the guarantors’ existing and future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the Senior Subordinated Notes, including the Subordinated Discount Notes.

At any time prior to November 1, 2011, we may redeem all or a part of the Senior Subordinated Notes, at a redemption price equal to the sum of (i) 100% of the principal amount of Senior Subordinated Notes redeemed; (ii) the Applicable Premium (as defined in the indenture governing the Senior Subordinated Notes); and (iii) accrued and unpaid interest to the date of redemption, subject to the right of holders of record on the relevant record date to receive interest due on the interest payment date.

On and after November 1, 2011, we may redeem all or part of the Senior Subordinated Notes, upon notice, at the redemption prices (expressed as percentages of principal amount of the Senior Subordinated Notes to be redeemed) set forth below, plus accrued and unpaid interest thereon to the applicable date of redemption if redeemed during the twelve-month period beginning on November 1 of each of the years indicated below:

Year	Percentage
2011	105.688%
2012	103.792%
2013	101.896%
2014 and thereafter	100.000%

Upon a change in control, we are required to offer to purchase all of the Senior Subordinated Notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest. The indenture governing the Senior Subordinated Notes contains restrictive covenants substantially similar to those of the 2018 Senior Notes described above.

13% Subordinated Discount Notes due 2016

On October 31, 2006, we issued $469 million in principal amount at maturity of 13% Subordinated Discount Notes due on November 1, 2016 (“the Subordinated Discount Notes”). No cash interest is payable on the Subordinated Discount Notes prior to November 1, 2011. Beginning on November 1, 2011, cash interest will accrue and is payable semi-annually in arrears on each May 1 and November 1 (the first cash interest payment date is May 1, 2012). The Subordinated Discount Notes are guaranteed, jointly and severally, on an unsecured subordinated basis, by each of our subsidiaries, other than certain immaterial subsidiaries.

The Subordinated Discount Notes and the guarantees thereof are our and the guarantors’ unsecured subordinated obligations and (i) are subordinated in right of payment to all of our and the guarantors’ existing and future senior debt (including the Senior Secured Credit Facilities, the 2018 Senior Notes and the Senior Subordinated Notes); and (ii) are effectively subordinated to all of our and the guarantors’ secured debt (including the Senior Secured Credit Facilities) to the extent of the value of the assets securing such debt.

At any time prior to November 1, 2011, we may redeem all or part of the Subordinated Discount Notes at a redemption price equal to the sum of 100% of the Accreted Value (as defined in the indenture governing the Subordinated Discount Notes) of the Subordinated Discount Notes redeemed plus the Applicable Premium (as defined in the indenture governing the Subordinated Discount Notes) as of the date of redemption.

On and after November 1, 2011, we may redeem all or part of the Subordinated Discount Notes, upon notice, at the redemption prices (expressed as percentages of Accreted Value of the Subordinated Discount Notes to be redeemed) set forth below, plus accrued and unpaid interest thereon (to the extent not already included in Accreted Value) as of the applicable date of redemption (if redeemed during the twelve-month period beginning on November 1 of each of the years indicated below:

Year	Percentage
2011	106.500%
2012	104.333%
2013	102.167%
2014 and thereafter	100.000%

On May 1, 2012, and, if necessary, any interest payment date thereafter prior to the maturity date of the Subordinated Discount Notes, we are required to redeem a portion of each Subordinated Discount Note outstanding on such date equal to an amount sufficient, but not in excess of the amount necessary, to ensure that such Subordinated Discount Note will not be an “applicable high yield discount obligation” within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended. These redemptions are to be at a price equal to 100% of the Accreted Value of such portion as of the date of redemption.

Upon a change in control, we are required to offer to purchase all of the Subordinated Discount Notes at a price in cash equal to

101% of the Accreted Value, plus accrued and unpaid interest. The Subordinated Discount indenture contains restrictive covenants substantially similar to those of the Senior Notes described above.

Asset-based Revolving Credit Facility

On February 18, 2010, we entered into an agreement to amend and restate various terms of the then existing asset-based revolving credit facility, dated as of October 31, 2006 (the “Asset based revolving credit facility”). As of January 29, 2011, the borrowing base was $653 million, of which we had no outstanding borrowings.  Borrowing capacity is available for letters of credit and borrowings on same-day notice.

The Asset-based revolving credit facility extended an aggregate amount of $850 million of the tranche A commitments and $50 million of the FILO (as defined below) commitments, with respect to certain lenders (the “Extending Lenders”), from October 31, 2011 to the earlier of April 15, 2014, or 45 days prior to the maturity date of any class of term loans in the Company’s senior secured term loan facility (the “Extended Maturity Date”). The remaining $202 million of commitments from the other lenders under the existing asset-based revolving credit facility (the “Non-Extending Lenders”) were scheduled to terminate on October 31, 2011. On October 1, 2010, we elected to permanently terminate the $202 million of commitments from the Non-Extending Lenders. The $850 million of the tranche A commitments and $50 million of the FILO commitments remain unaffected.

Simultaneously with entering into the Asset-based revolving credit facility, the Company exercised its ability to increase tranche A commitments in the aggregate amount of $152 million.

The borrowing base on the Asset-based revolving credit facility equals the sum of (i) 90% of eligible credit card receivables and debit card receivables; (ii) between 85% and 87.5% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit; (iii) a percentage of eligible in-transit inventory, less certain reserves; and (iv) the sum of an additional 5% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit plus an additional 5% of eligible credit card receivables and debit card receivables under a last out tranche (collectively, the first in last out tranche “FILO”), up to a maximum amount of $50 million.

The Asset-based revolving credit facility provides us with the right to request up to $200 million of additional commitments under this facility, of which $48 million remains available, prior to October 31, 2011.  The lenders under this facility are not under any obligation to provide any such additional commitments, and any increase in commitments is subject to customary conditions precedent.  If we were to request any such additional commitments, and the existing lenders or new lenders were to agree to provide such commitments, on or after October 31, 2011, the tranche A commitments under the Asset-based revolving credit facility could be increased to up to $1.2 billion less the FILO commitments. However, our ability to borrow under this facility would still be limited by the amount of the borrowing base.

Borrowings under the Asset-based revolving credit facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate subject to certain adjustments plus 1.00% or (b) a LIBOR rate subject to certain adjustments, in each case plus an applicable margin.   The initial applicable margin is (a) 2.50% for non-FILO base rate borrowings and 3.50% for non-FILO LIBOR borrowings and (b) 4.50% for FILO base rate borrowings and 5.50% for FILO LIBOR borrowings. The applicable margin is subject to adjustment each fiscal quarter based on the excess availability under the Asset-based revolving credit facility.  Same-day borrowings bear interest at a rate per annum equal to a base rate determined by reference to the highest of (a) the prime rate of Bank of America, N.A., (b) the federal funds effective rate plus 0.50% and (c) a LIBOR rate subject to certain adjustments plus 1.00%, in each case, plus and applicable margin. The initial applicable margin with respect to same-day borrowings is 2.50%.

We are required to pay a commitment fee of 0.625% per annum on the unutilized commitments under the Asset-based revolving credit facility.  We must also pay customary letter of credit fees and agency fees.

If, at any time, the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Asset-based revolving credit facility exceeds the lesser of (i) the commitment amount or (ii) the borrowing base, we will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount.  If the amount available under the Asset-based revolving credit facility is less than $75 million at any time, or for five consecutive business days is less than the greater of $100 million or 15% of the lesser of the (i) then borrowing base and (ii) Revolving Credit Ceiling (as defined below), or if certain events of default have occurred, we will be required to repay outstanding loans and cash collateralize letters of credit with the cash we are required to deposit daily in a collection account maintained with the agent under the Asset-based revolving credit facility. We may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty other than customary breakage costs with respect to LIBOR loans. There is no scheduled amortization under the Asset-based revolving credit facility; the principal amount of the loans outstanding is due and payable in full on the Extended Maturity Date.

We must not permit excess availability at any time to be less than the greater of (a) $75 million and (b) 10% of the lesser of (1) the then borrowing base under the Asset-based revolving credit facility or (2) $900 million (as reduced or increased in accordance with the terms of the Asset-based revolving credit facility, the “Revolving Credit Ceiling”). In addition, (a) for the period of thirty consecutive days preceding our termination of the tranche A commitments of the Non-Extending Lenders and (b) on a projected pro forma basis, giving effect to such termination of commitments, for the six-month period following such termination of commitments, we must not permit excess availability at any time to be less than $125 million. Excess availability under the Asset-based revolving credit facility means the lesser of (a) the Revolving Credit Ceiling minus the outstanding credit extensions and (b) the then borrowing base minus the outstanding credit extensions.

All obligations under the Asset-based revolving credit facility are unconditionally guaranteed, jointly and severally, by all of our existing material subsidiaries and are required to be guaranteed by certain of our future domestic wholly-owned material subsidiaries. All obligations under the Asset-based revolving credit facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of our assets and the assets of our material subsidiaries (the “Subsidiary Guarantors”), including:

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

In the first quarter of fiscal 2010, we recorded $19 million in debt issuance costs related to the amendment to the asset-based revolving credit facility that is being amortized as interest expense over the life of the Asset-based revolving credit facility in accordance with ASC 470. In addition, we are amortizing $5 million of the unamortized debt issuance costs related to the asset-based revolving credit facility over the revised life.

As of January 29, 2011 and January 30, 2010, the borrowing base was $653 million and $724 million, respectively, of which we had availability of $604 million and $674 million, respectively.  Borrowing capacity is available for letters of credit and borrowings on same-day notice. Outstanding letters of credit as of January 29, 2011 totaled $68 million, of which $49 million relate to standby letters of credit.

Senior Secured Term Loan Facility

On October 31, 2006, we executed a $2.4 billion senior secured term loan facility (the “senior secured term loan facility”) with Deutsche Bank A.G. New York Branch, and other lenders. The full amount was borrowed on October 31, 2006, with the balance payable on October 31, 2013.

Borrowings under the senior secured term loan facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank and (2) the federal funds effective rate plus 0.5% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The applicable margin is 3.50% for base rate borrowings and 4.50% for LIBOR borrowings.

The senior secured term loan facility requires us to prepay outstanding term loans with (a) 100% of the net proceeds of any debt issued by us or our subsidiaries (with exceptions for certain debt permitted to be incurred under the senior secured term loan facility) and (b) commencing with the fiscal year ending February 2, 2008, 50% (which percentage will be reduced to 25% if our total leverage ratio (as defined in the senior secured term loan facility) is less than 6.00:1.00 and will be reduced to 0% if our total leverage ratio is less than 5.00:1.00) of our annual Excess Cash Flow (as defined in the senior secured term loan facility). We must also offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales or casualty events under certain circumstances. We may voluntarily prepay outstanding loans under the senior secured term loan facility at any time without premium or penalty other than customary breakage costs with respect to LIBOR loans.

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

On November 5, 2009, we amended the senior secured term loan facility to extend $1.0 billion of existing term loans (the “B-2 Term Loans”) to July 31, 2016, with the remaining $1.28 billion of existing term loans (the “B-1 Term Loans” and together with the B-2 Term Loans, the “Term Loans”) keeping the original maturity date of October 31, 2013. The B-2 Term Loans are subject to a minimum increase in interest rates on the B-2 Term Loans in connection with any future extensions of term loans to the extent that any such future extension has an increase in effective yield in excess of 0.25% above the effective yield of the B-2 Term Loans.

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

Our voluntary prepayments in fiscal 2010 of $110 million more than offset the payment required from our annual Excess Cash Flow, which resulted in none of our senior secured term loan facility being classified as current debt as of January 29, 2011. Under the facilities, excess cash flow payments and voluntary prepayments serve to reduce future scheduled quarterly principal payments. The excess cash flow payment and voluntary prepayments made in fiscal 2010 effectively satisfied all scheduled quarterly principal payments until maturity of the Term Loans.

The senior secured term loan facility contains a number of negative covenants that are substantially similar to, but more restrictive in certain respects than, those governing the Notes as well as certain other customary affirmative and negative covenants and events of default. As of January 29, 2011, we were in compliance with all covenants.

Note 4.  Comprehensive Income

Accumulated other comprehensive income, net of tax, is reflected in the Consolidated Balance Sheets as follows:

(in millions)	Foreign Currency Translation & Other	Foreign Currency Derivative	Total
Balance at February 2, 2008	$11	$(1)	$10
Foreign currency translation adjustment	(10)	—	(10)
Change in fair value of hedge instruments	—	5	5
Balance at January 31, 2009	1	4	5
Foreign currency translation adjustment	5	—	5
Reclassification of hedge instruments to earnings	—	(4)	(4)
Balance at January 30, 2010	6	—	6
Foreign currency translation adjustment	1	—	1
Balance at January 29, 2011	$7	$—	$7

Note 5.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities as of the respective year-end balance sheets are as follows:

	Deferred Tax Asset (Liability)
	January 29, 2011		January 30, 2010
	Current	Noncurrent	Current	Noncurrent
	(In millions)
Net operating loss, general business credit, foreign tax credit and alternative minimum tax credit carryforwards	$—	$22	$—	$22
Merchandise inventories	(4)	—	(14)	—
Accrued expenses	10	1	10	1
State income taxes	20	2	14	—
Vacation accrual	6	—	6	—
Share-based compensation	—	10	—	7
Deferred rent	—	15	—	15
Other deferred assets	7	2	10	1
State valuation allowance	—	(15)	—	(14)
Bonus accrual	5	—	4	—
Gift cards	10	—	9	—
Property and equipment	—	(18)	—	(23)
Translation adjustment	—	(4)	—	(1)
Workers compensation	16	—	16	—
Cancellation of debt income	—	(37)	—	(37)
Original issue discount related to cancellation of debt income	—	37	—	37
Correction of state tax deferred liability pool	(5)	—	5	—
Other deferred tax liabilities	(9)	(1)	(15)	(7)
	$56	$14	$45	$1

Net deferred tax assets		$70		$46

The federal, state and international income tax provision is as follows:

	Fiscal Year
	2010	2009	2008
	(In millions)
Federal:
Current	$45	$19	$11
Deferred	(16)	6	(18)
Total federal income tax provision	29	25	(7)

State:
Current	9	9	9
Deferred	(4)	(1)	(8)
Total state income tax provision	5	8	1

International:
Current	17	17	13
Deferred	—	—	(4)
Total international income tax provision	17	17	9

Total income tax provision	$51	$50	$3

The reconciliation between the actual income tax provision (benefit) and the income tax provision (benefit) calculated by applying the federal statutory tax rate is as follows:

	Fiscal Year
	2010	2009	2008
	(In millions)
Income tax provision (benefit) at statutory rate	$52	$55	$(1)
State income taxes, net of federal income tax effect	2	3	(3)
Interest income from settlement of IRS audit	—	(1)	—
Federal tax credits	(2)	—	—
Non-deductible severance payments	—	—	2
Unrecognized tax benefits	(4)	—	—
Federal valuation allowance	—	(1)	(1)
State valuation allowance	1	2	4
Correction of state tax deduction deferred liability pool	5	(5)	—
Other	(3)	(3)	2
Total income tax provision	$51	$50	$3

At January 29, 2011, we had state net operating loss carryforwards to reduce future taxable income of approximately $307 million expiring at various dates between fiscal 2011 and fiscal 2030. The valuation allowance related to state net operating loss carryforwards was increased to $15 million in fiscal 2010 to reserve for state operating loss carryforwards, which we believe it is more likely than not that we will be unable to realize these amounts.  In fiscal 2009, due to certainty of realization, we eliminated our valuation allowance related to foreign tax credit and reduced our valuation allowance by $1 million to zero.  Additionally in fiscal 2009, we recorded a $5 million adjustment to the fiscal 2009 state tax deferred liability pool, which contributed to the lower effective rate. In fiscal 2010, we reversed this adjustment as a correction of an error.

Uncertain Tax Positions

We operate in a number of tax jurisdictions and are subject to examination of our income tax returns by tax authorities in those jurisdictions who may challenge any item on these tax returns.  Because the tax matters challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain.

In accordance with ASC 740, Income Taxes, we recognize the benefits of uncertain tax positions in our financial statements only after determining a more likely than not probability that the uncertain tax positions will be sustained. A reconciliation of unrecognized tax benefits from the end of fiscal year 2009 through the end of fiscal 2010 is as follows:

Fiscal Year
2010
(In millions)
Balance at January 30, 2010	$11

Additions based on tax positions related to the current year	1

Reductions for expiration of statute of limitations	(2)

Settlements with taxing authorities	(3)

Balance at January 29, 2011	$7

Included in the balance of unrecognized tax benefits at January 29, 2011, is $8 million in unrecognized tax benefits, the recognition of which would have an affect on the effective tax rate.  This amount differs from the gross unrecognized tax benefits presented in the table above due to the increase in U.S. federal income taxes which would occur upon recognition of penalties and interest from uncertain tax positions, offset by the state tax benefits included therein.

Our policy is to classify all income tax related interest and penalties as income tax expense.  During the year ended January 29, 2011, we recognized a benefit of less than $1 million in income tax interest and penalties.  As of January 29, 2011, we accrued $3 million for potential payment of interest and penalties.

We identified our federal return, Canadian tax return, and state returns in California, Florida, Illinois, Michigan, New York, North Carolina, Pennsylvania, and Texas as “major” jurisdictions.  The periods subject to examination for our federal return are fiscal 2006 to present, fiscal 2001 to present for our Canadian returns, and fiscal 2005 to present for all major state tax returns.

Note 6.  Share-Based Compensation

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

The fair value for options granted under ASC 718, Stock Compensation, was estimated at the date of grant using the Black-Scholes option valuation model. The following assumptions were used to estimate the fair value of options granted during the year ended January 29, 2011:

	Fiscal Year
Assumptions (1)	2010	2009	2008
Risk-free interest rates (2)	1.5% - 2.5%	2.4% - 3.3%	1.9% - 3.6%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility rates of our Common Stock (3)	39.4% - 41.5%	41.9% - 45.9%	31.1% - 43.6%
Expected life of options (in years) (4)	5.0 - 8.0	5.5 - 8.0	5.5 - 7.5
Weighted average fair value of options granted (5)	$4.52	$0.93	$4.26

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

(5)          The Company’s 2010 Common Stock valuations relied on projections of our future performance, estimates of our weighted average cost of capital, and metrics based on the performance of a peer group of similar companies, including valuation multiples and stock price volatility. However, due to the economic deterioration that occurred during fiscal 2008, the traditional approaches outlined above did not yield an answer that was considered to be representative of the fair value of the Company’s equity. As a result, the Company’s 2009 and 2008 valuations also considered a Black-Scholes option model, which utilized the fair value of the Company’s assets, the book value of the Company’s debt, an estimated time to a liquidity event, the asset volatility of a peer group of companies and the risk free rate. As of the date of the Exchange Offer, the fair value of our Common Stock, based on the methods outlined above, was determined to be $4.27.

As of January 29, 2011, there were 10.9 million stock option awards outstanding. In addition, as of January 29, 2011, there were a total of 657,683 shares of restricted stock outstanding, of which 110,115 are vested. 2.6 million shares of Common Stock remain available for grant under the 2006 Plan. The table below sets forth a summary of stock option activity for the year ended January 29, 2011.

	Number of Shares (in millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at January 30, 2010	9.5	$15.03
Grants	2.3	16.92
Canceled/Forfeited	(0.9)	15.58
Outstanding at January 29, 2011	10.9	$15.41	6.4	$24
Vested and Exercisable at January 29, 2011	2.9	$16.50	5.4	$5

The total fair value of options that vested during fiscal 2010, fiscal 2009 and fiscal 2008 was $2 million, $1 million, and $6 million, respectively. The instrinsic value for options that vested during 2010 was $5 million. There was no intrinsic value for options that vested during each of fiscal 2009 and fiscal 2008. As of the beginning of fiscal 2010, there were 7.9 million nonvested options with a weighted average grant date fair value of $0.96 per share. As of the end of fiscal 2010 there were 7.9 million nonvested options with a weighted average grant date fair value of $1.95 per share. During fiscal 2010 there were 1.6 million options that vested and 0.9 million options that were canceled with a weighted average grant date fair value of $1.08 and $0.90 per share, respectively.

Share-based compensation expense for each of fiscal 2010, fiscal 2009, and fiscal 2008 was $8 million. As a result of the Exchange Offer, share-based compensation expense will increase by $2 million over the life of the options due to the incremental value ascribed to the new options that were issued at a lower exercise price. Share-based compensation expense for fiscal 2009 decreased by $1 million as a result of the longer vesting period of the new options compared to the vesting period of the original grants.

As of January 29, 2011, compensation cost not yet recognized related to nonvested awards totaled $21 million and is expected to be recognized over a weighted average period of 3.2 years. To the extent the actual forfeiture rate is different from what we have anticipated, share-based compensation related to these awards will be different from our expectations.

Note 7.  Derivative Instruments

We are exposed to fluctuations in interest rates on our senior secured term loan facility. During the first quarter of fiscal 2009, we purchased an interest rate derivative with the objective to cap our exposure to interest rate increases on our senior secured term loan that result from fluctuations in the three-month LIBOR rate. The cap limits our interest exposure on a notional value of $2.0 billion to the lesser of the three-month LIBOR rate or 7.0%.  The term of the cap extends to the first quarter of fiscal 2015. The interest rate cap does not qualify for hedge accounting under ASC 815, Derivatives and Hedging.  The fair value of the cap as of January 29, 2011, and January 30, 2010 was $6 million and $18 million, respectively, and is included in Other assets on the Consolidated Balance Sheets. The change in fair value of the cap for the year ended January 29, 2011 and January 30, 2010, resulted in a loss of $12 million and a gain of $10 million, respectively. These amounts are recorded in Other (income) and expense, net in the Consolidated Statements of Operations.

We are exposed to fluctuations in exchange rates between the US and Canadian dollar, which is the functional currency of our Canadian subsidiary. During the second quarter of fiscal 2008, we executed foreign currency forward contracts to mitigate the effects of currency fluctuations, which we designated as a cash flow hedge. The objective of the forward contracts was to hedge intercompany payments for forecasted purchases of inventory by our Canadian subsidiary, which are denominated in US dollars. The term of this cash flow hedge extended through the first quarter of fiscal 2009. To achieve our objective and to minimize the risk of ineffectiveness, the notional values represented a portion of our Canadian subsidiary’s forecasted intercompany purchases. Hedge ineffectiveness was recorded in Other (income) and expense, net in the Consolidated Statement of Operations. For the year ended January 31, 2009, the ineffective portion of the hedge was immaterial. For the portion of the hedge that was effective, the change in fair value of the hedge was initially recorded in Accumulated other comprehensive income in the Consolidated Statement of (Deficit) Equity. As the underlying inventory was sold to our customers, amounts were reclassified from Accumulated other comprehensive income to Cost of sales and occupancy expense in the Consolidated Statement of Operations. We also classified the cash flows from derivative instruments in prepaid and other in the Consolidated Statement of Cash Flows. The change in fair value of the hedge for the year ended January 31, 2009 was $2 million and we reclassified an immaterial amount from Accumulated other comprehensive income to Cost of sales and occupancy expense. During fiscal 2009, we reclassified $6 million from Accumulated other comprehensive income to Cost of sales and occupancy expense.

Note 8.  Fair Value Measurements

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

•                  Level 3 — Instruments whose significant inputs are unobservable.

The following table presents net financial assets (liabilities) accounted for at fair value on a recurring basis as of January 29, 2011 (in millions):

	Level 1	Level 2	Level 3	Total
Interest Rate Cap	—	6	—	6
Contingent Consideration	—	—	(4)	(4)

The interest rate cap is measured using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  The fair value of the interest rate cap is determined using the market standard methodology of discounting the future expected variable cash receipts that would occur if variable interest rates rise above the strike rate of the cap.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. See Note 7 for additional information on our derivative instruments.

In connection with the acquisition of certain assets of ScrapHD (see Note 13), the Company has a contingent obligation, to be paid in cash, to the owners of ScrapHD based on future operating performance. The fair value of this contingent consideration is determined using an expected present value technique. Expected operating results are determined using the probability-weighted average of possible outcomes that would occur should certain financial metrics be reached. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the future financial performance of the business to estimate the fair value of the liability which was then discounted to present value using the weighted average cost of capital. The weighted average cost of capital was derived from comparable companies and management’s estimates. The contingent consideration was established at the time of acquisition and will be evaluated at each reporting period. There have been no material changes to the fair value since the acquisition date of September 15, 2010. The liability is recorded in other long-term liabilities on the Consolidated Balance Sheets.

Long-lived assets held for use consists of stores tested for impairment as a result of our impairment review. The inputs used to measure the fair value of these long-lived assets include the calculation of undiscounted store-specific cash flows using management assumptions about key store variables including sales, growth rate, gross margin, payroll and other controllable expenses. As a result of our impairment review, we recorded an immaterial impairment of long-lived assets in fiscal 2010. In fiscal 2009, we recorded $3 million in impairment charges for long-lived assets, of which $2 million is reflected in Cost of sales and occupancy expense and $1 million is reflected in selling, general and administrative expense on the Consolidated Statements of Operations. In fiscal 2008, we recorded $5 million in impairment charges for long-lived assets, of which $3 million is reflected in Cost of sales and occupancy expense and $2 million is reflected in selling, general and administrative expense on the Consolidated Statements of Operations.

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

The table below provides the carrying and fair values of our loan and notes as of January 29, 2011. The fair value of these debt instruments were determined based on quoted market prices or recent trades.

	Carrying Value	Fair Value
	(In millions)
Senior secured term loan	$2,046	$2,058
Senior notes	794	808
Senior subordinated notes	400	439
Subordinated discount notes	427	430

Note 9.  Retirement Plans

We sponsor a 401(k) Savings Plan for our eligible employees and certain of our subsidiaries. Participation in the 401(k) Savings Plan is voluntary and available to any employee who is 21 years of age and has completed 500 hours of service in a six-month eligibility period. Participants may elect to contribute up to 80% of their compensation on a pre-tax basis and up to 10% on an after-tax basis. In accordance with the provisions of the 401(k) Savings Plan, we make a matching cash contribution to the account of each participant in an amount equal to 50% of the participant’s pre-tax contributions that do not exceed 6% of the participant’s considered compensation for the year. Matching contributions, and the actual earnings thereon, vest to the participants based on years of service, with 100% vesting after three years. Our matching contribution expense, net of forfeitures, was $3 million for each of fiscal 2010, 2009 and 2008.

Note 10.  Commitments and Contingencies

Commitments

We operate stores and use distribution centers, office facilities, and equipment that are generally leased under non-cancelable operating leases, the majority of which provide for renewal options. Future minimum annual rental commitments for all non-cancelable operating leases as of January 29, 2011 are as follows (in millions):

For the Fiscal Year:	Operating Leases
2011	$346
2012	315
2013	267
2014	213
2015	158
Thereafter	348
Total minimum rental commitments	$1,647

Rental expense applicable to non-cancelable operating leases was $327 million, $319 million, and $312 million, in fiscal 2010, 2009, and 2008, respectively.

Employee Claims

Adams Claim

On April 22, 2009, 129 individuals commenced an action against the Company styled Adams, et. al. v. Michaels Stores, Inc. in the United States District Court for the Central District of California. The Adams suit alleges that Michaels failed to pay overtime wages, provide meal and rest periods (or compensation in lieu thereof), accurately record hours worked and provide itemized employee wage statements. The Adams suit additionally alleges that the foregoing conduct was in breach of California’s unfair competition law. Similar claims were subsequently filed by an additional eight individuals.  The plaintiffs seek injunctive relief, damages for unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs. A number of the individual plaintiff claims have been settled for immaterial amounts. A bench trial on one of the plaintiff’s case occurred in December 2010, and no decision has been rendered.  We believe we have meritorious defenses and intend to defend the remaining individual claims vigorously. We do not believe the resolution of these cases will have a material effect on our business.

Tijero and Godfrey Consolidated Claim

On February 12, 2010, the Company was served with a lawsuit filed on May 7, 2009 by Jose Tijero, a former assistant manager for Aaron Brothers as a purported class action proceeding on behalf of himself and all current and former hourly retail employees employed by Aaron Brothers in California. On July 12, 2010, the Company was served with a lawsuit filed on July 9, 2010 by Amanda Godfrey, a former Aaron Brothers’ hourly employee alleging similar allegations as in the Tijero suit. On October 15, 2010, the cases were consolidated and refiled in the United States District Court-Northern District of California. These suits allege that Aaron Brothers failed to pay all wages and overtime, failed to provide its hourly employees with adequate meal and rest breaks (or compensation in lieu thereof), failed to timely pay final wages, unlawfully withheld wages and failed to provide accurate wage statements and further alleges that the foregoing conduct was in breach of various laws, including California’s unfair competition law. The plaintiff seeks injunctive relief, compensatory damages, meal and rest break penalties, waiting time penalties, interest, and attorneys’ fees and costs. The Company filed a Motion to Dismiss various claims and a hearing is set for March 29, 2011.  We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We are unable to estimate a range of loss, if any, in this case.

Consumer Class Action Claims

Carson Claim

On August 15, 2008, Linda Carson, a consumer, filed a purported class action proceeding against Michaels Stores, Inc. in the Superior Court of California, County of San Diego (“San Diego Superior Court”), on behalf of herself and all similarly-situated

California consumers. The Carson suit alleges that Michaels unlawfully requested and recorded personally identifiable information (i.e., her zip code) as part of a credit card transaction. The plaintiff sought statutory penalties, costs, interest, and attorneys’ fees. We contested certification of this claim as a class action and filed a motion to dismiss the claim. On March 9, 2009, the Court dismissed the case with prejudice. The plaintiff appealed this decision to the California Court of Appeal for the Fourth District, San Diego. On July 22, 2010, the Court of Appeal upheld the dismissal of the case. The plaintiff appealed this decision to the Supreme Court of California (“California Supreme Court”). On September 29, 2010, the California Supreme Court granted the plaintiff’s petition for review; however, it stayed any further proceedings in the case until another similar zip code case pending before the court, Pineda v. Williams-Sonoma, was decided.  On February 10, 2011, the California Supreme Court ruled, in the Williams-Sonoma case, that zip codes are personally identifiable information and therefore the Song-Beverly Credit Card Act of 1971, as amended (“Song Act”) prohibits businesses from requesting or requiring zip codes in connection with a credit card transaction.  We anticipate that the Carson case will be remanded to the San Diego Superior Court for further proceedings consistent with the California Supreme Court decision.  We are reviewing the matter in light of this recent decision and, at this time, we are unable to estimate a range of loss, if any, in this case. Additionally, since the California Supreme Court decision on February 10, 2011, three additional purported class action lawsuits alleging violations of the Song Act have been filed against the Company: Carolyn Austin v. Michaels Stores, Inc. and Tiffany Heon v. Michaels Stores, Inc., both in the San Diego Superior Court and Sandra A. Rubinstein v. Michaels Stores, Inc. in the Superior Court of California, County of Los Angeles, Central Division.  We intend to vigorously defend each of these cases and we are unable, at this time, to estimate a range of loss, if any.

Rattray Claim

On April 9, 2010, Ross Rattray, a consumer, filed a purported class action proceeding against Michaels Stores, Inc. in the San Diego Superior Court, on behalf of himself and all similarly-situated California consumers. The Rattray suit alleges causes of action for unlawful and unfair business practices and false advertising under the California Business and Professions Code, and a violation of the Consumer Legal Remedies Act, for misrepresentation that Michaels gift cards are not redeemable for cash and for failure to disclose that the plaintiff could redeem the unused cash balance on a gift card when the value fell below $10.00. On March 15, 2011, the matter was mediated and a tentative settlement agreement was reached with the plaintiff for an immaterial amount, which is subject to Court approval.

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

On July 29, 2010, the SEC filed a civil enforcement action in federal district court for the Southern District of New York against Charles Wyly, Sam Wyly and others alleging, among other things, violations of various federal securities laws, including those governing ownership reporting and trading of securities, in connection with the non-U.S. trusts and their subsidiaries. Additional information may be obtained at the SEC’s website. Charles Wyly, Sam Wyly and their attorney Michael French, a former director of the Company, have requested indemnification from the Company for certain legal costs with respect to these matters. The Company is currently assessing the Wylys’ claim and French’s claim.

Pricing and Promotions Inquiry

On or about February 11, 2011, the Company received a notice of investigation and a subpoena from the New York State Attorney General requiring the production of certain documents relating to the frequency of the Company’s pricing promotions and advertisements.  At this time, we are unable to determine the scope of the investigation, the relief which may be sought in any such proceeding or whether such proceeding could have a material adverse effect on our business.

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

We have market risk exposure arising from changes in interest rates on our Senior Credit Facilities. The interest rates on our Senior Credit Facilities will reprice periodically, which will impact our earnings and cash flow. The interest rates on our Notes are fixed.  Based on our overall interest rate exposure to variable rate debt outstanding as of January 29, 2011, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by approximately $20 million. A 1% increase in interest rates would decrease the fair value of our long-term fixed rate debt by approximately $57 million. A 1% decrease in interest rates would increase the fair value of our long-term fixed rate debt by approximately $53 million.  A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

Note 12.  Segments and Geographic Information

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

	Fiscal Year
	2010	2009	2008
Income (loss) before income taxes	$149	$157	$(2)
Interest expense	276	257	302
Early extinguishment of debt	53	—	—
Depreciation and amortization	103	116	129
EBITDA	$581	$530	$429

Our sales and assets by country are as follows:

	Fiscal Year
	2010	2009	2008
	(in millions)
Net Sales:
United States	$3,673	$3,572	$3,517
Canada	358	316	300
Consolidated Total	$4,031	$3,888	$3,817

Total Assets:
United States	$1,689	$1,635	$1,535
Canada	81	75	90
Consolidated Total	$1,770	$1,710	$1,625

We present assets based on their physical, geographic location. Certain assets located in the United States are also used to support our Canadian operations, but we do not allocate these assets to Canada.

Note 13. Business Combination

On September 15, 2010, the Company acquired certain assets related to the online scrapbooking application created by ScrapHD, LLC, an Illinois limited liability company (“ScrapHD”).  The application allows customers to work online to create digital scrapbooks that they can print at home or have professionally bound into a book.  Pursuant to the acquisition, we purchased 100% of the proprietary software and intellectual property assets necessary to operate the online scrapbooking application.

The total consideration for the ScrapHD acquisition is currently estimated at $6 million, which is comprised of $2 million cash consideration paid at closing and an additional contingent consideration arrangement currently valued at $4 million. The potential payment that we could be required to make under the contingent consideration arrangement ranges from $0 to $10 million. The contingent consideration arrangement requires Michaels to pay the owners of ScrapHD an amount equal to (i) the operating performance of the ScrapHD business line for, at the owners’ option, the 52 weeks ended January 28, 2012 (“Fiscal 2011”) or the 53 weeks ended February 3, 2013 (“Fiscal 2012”) minus (ii) the cash consideration paid at closing, up to a maximum amount of $10 million. If the owners of ScrapHD elect to designate Fiscal 2012 as the designated fiscal year, the operating performance of the ScrapHD business line will be multiplied by a fraction, the numerator of which is 52 and the denominator of which is 53 due to Fiscal 2012 containing a 53rd week. As of January 29, 2011, services provided by the ScrapHD acquisition had not been placed into operation.

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

Note 14.  Related Party Transactions

We pay annual management fees to the Sponsors in the amount of $12 million and an annual management fee to Highfields Capital Management LP in the amount of $1 million. We recognized $14 million of expense in fiscal 2010, fiscal 2009 and fiscal 2008 related to annual management fees.

Bain owns a majority equity position in an external vendor we utilize to print our circular advertisements.  Payments associated with this vendor during fiscal 2010, fiscal 2009 and fiscal 2008 were $39 million, $39 million and $44 million, respectively, and are included in selling, general and administrative expense on the Consolidated Statements of Operations.

Bain owns a partial equity position in an external vendor we utilized for non-merchandise supplies.  Payments associated with this vendor during fiscal 2009 and fiscal 2008 were approximately $1 million and $3 million, respectively, and are included in selling, general and administrative expense on the Consolidated Statements of Operations.

Blackstone owns a majority equity position in an external vendor we utilize to count our store inventory. Payments associated with this vendor during fiscal 2010, fiscal 2009 and fiscal 2008 were $6 million, $7 million and $6 million, respectively, and are included in selling, general and administrative expense on the Consolidated Statements of Operations.

During fiscal 2008, we began utilizing an external vendor for waste management services that is partially owned by Blackstone. Payments associated with this vendor during fiscal 2010, fiscal 2009, and fiscal 2008 were $5 million, $7 million and $3 million, respectively, and are included in selling, general and administrative expense on the Consolidated Statements of Operations.

During the first quarter of fiscal 2008, Blackstone acquired an equity position in an external vendor we utilize for all of the candy-type items in our stores.  Payments associated with this vendor during fiscal 2010, fiscal 2009 and fiscal 2008 were $19 million, $18 million, and $18 million, respectively, and are recognized in Cost of sales as the sales are incurred.

Blackstone owns a partially equity position in an external vendor we utilize for hospitality services. Payments associated with this vendor during fiscal 2010 were $1 million, and are included in selling, general, and administrative expense on the Consolidated Statement of Operations.

Our current directors are affiliates of Bain or Blackstone.  As such, some or all of our directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain and Blackstone.  As of January 29, 2011, such affiliates did not hold any of our debt securities.

The Company periodically provides officers of Michaels Stores, Inc. and its subsidiaries the opportunity to purchase shares of our Common Stock. There were no shares sold to officers during fiscal 2010, fiscal 2009 and fiscal 2008. During fiscal 2008 we repurchased 111,334 shares from officers who are no longer with the Company. There have been no shares repurchased during fiscal 2010 and fiscal 2009.

Note 15.  Condensed Consolidating Financial Information

All obligations of Michaels Stores, Inc. under the Senior notes, Senior subordinated notes, Subordinated discount notes, Senior secured term loan facility, and Asset-based revolving credit facility are guaranteed by each of our subsidiaries other than Aaron Brothers Card Services, LLC and Artistree of Canada, ULC. As of January 29, 2011, the financial statements of Aaron Brothers Card Services, LLC and Artistree of Canada, ULC were immaterial. Each subsidiary guarantor is 100% owned by the parent and all guarantees are joint and several.

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

Supplemental Condensed Consolidating Statement of Operations

	Fiscal Year 2010
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$3,530	$2,294	$(1,793)	$4,031
Cost of sales and occupancy expense	2,341	1,919	(1,793)	2,467
Gross profit	1,189	375	—	1,564
Selling, general, and administrative expense	919	140	—	1,059
Related party expenses	14	—	—	14
Store pre-opening costs	3	—	—	3
Operating income	253	235	—	488
Interest expense	276	—	—	276
Loss on early extinguishment of debt	53	—	—	53
Other (income) and expense, net	12	(2)	—	10
Intercompany charges (income)	73	(73)	—	—
Equity in earnings of subsidiaries	310	—	(310)	—
Income before income taxes	149	310	(310)	149
Provision for income taxes	51	107	(107)	51
Net income	$98	$203	$(203)	$98

Supplemental Condensed Consolidating Statement of Operations

	Fiscal Year 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$3,428	$2,233	$(1,773)	$3,888
Cost of sales and occupancy expense	2,350	1,846	(1,773)	2,423
Gross profit	1,078	387	—	1,465
Selling, general, and administrative expense	916	136	—	1,052
Related party expenses	14	—	—	14
Store pre-opening costs	2	—	—	2
Operating income	146	251	—	397
Interest expense	257	—	—	257
Other (income) and expense, net	(11)	(6)	—	(17)
Intercompany charges (income)	73	(73)	—	—
Equity in earnings of subsidiaries	330	—	(330)	—
Income before income taxes and	157	330	(330)	157
Provision for income taxes	50	105	(105)	50
Net income	$107	$225	$(225)	$107

Supplemental Condensed Consolidating Statement of Operations

	Fiscal Year 2008
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$3,356	$2,206	$(1,745)	$3,817
Cost of sales and occupancy expense	2,342	1,834	(1,745)	2,431
Gross profit	1,014	372	—	1,386
Selling, general, and administrative expense	934	126	—	1,060
Related party expenses	16	—	—	16
Store pre-opening costs	6	—	—	6
Operating income	58	246	—	304
Interest expense	302	—	—	302
Other (income) and expense, net	—	4	—	4
Intercompany charges (income)	76	(76)	—	—
Equity in earnings of subsidiaries	318	—	(318)	—
(Loss) income before income taxes and	(2)	318	(318)	(2)
Provision (benefit) for income taxes	3	123	(123)	3
Net (loss) income	$(5)	$195	$(195)	$(5)

Supplemental Condensed Consolidating Balance Sheet

	January 29, 2011
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$309	$10	$—	$319
Merchandise inventories	571	255	—	826
Intercompany receivables	—	348	(348)	—
Other	113	17	—	130
Total current assets	993	630	(348)	$1,275
Property and equipment, net	234	67	—	301
Goodwill, net	95	—	—	95
Investment in subsidiaries	295	—	(295)	—
Other assets	98	1	—	99
Total assets	$1,715	$698	$(643)	$1,770

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$7	$266	$—	$273
Accrued liabilities and other	262	122	—	384
Current portion of long-term debt	1	—	—	1
Intercompany payable	348	—	(348)	—
Other	26	3	—	29
Total current liabilities	644	391	(348)	687
Long-term debt	3,667	—	—	3,667
Deferred income taxes	2	2	—	4
Other long-term liabilities	66	10	—	76
Total stockholders’ (deficit) equity	(2,664)	295	(295)	(2,664)
Total liabilities and stockholders’ equity (deficit)	$1,715	$698	$(643)	$1,770

Supplemental Condensed Consolidating Balance Sheet

	January 30, 2010
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$207	$10	$—	$217
Merchandise inventories	599	274	—	873
Intercompany receivables	—	243	(243)	—
Other	103	14	—	117
Total current assets	909	541	(243)	$1,207
Property and equipment, net	238	79	—	317
Goodwill, net	94	—	—	94
Investment in subsidiaries	288	—	(288)	—
Other assets	90	2	—	92
Total assets	$1,619	$622	$(531)	$1,710

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$10	$221	$—	$231
Accrued liabilities and other	256	100	—	356
Current portion of long-term debt	119	—	—	119
Intercompany payable	243	—	(243)	—
Other	11	—	—	11
Total current liabilities	639	321	(243)	717
Long-term debt	3,684	—	—	3,684
Other long-term liabilities	67	13	—	80
Total stockholders’ (deficit) equity	(2,771)	288	(288)	(2,771)
Total liabilities and stockholders’ equity (deficit)	$1,619	$622	$(531)	$1,710

Supplemental Condensed Consolidating Statement of Cash Flows

	Fiscal Year 2010
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net cash provided by operating activities	$426	$301	$(289)	$438

Investing Activities:
Cost of business acquisition	(2)	—	—	(2)
Cash paid for property and equipment	(69)	(12)	—	(81)
Net cash used in investing activities	(71)	(12)	—	(83)

Financing Activities:
Net repayments of long-term debt	(225)	—	—	(225)
Intercompany dividends	—	(289)	289	—
Other financing activities	(28)	—	—	(28)
Net cash used in financing activities	(253)	(289)	289	(253)

Increase in cash and equivalents	102	—	—	102
Beginning cash and equivalents	207	10	—	217
Ending cash and equivalents	$309	$10	$—	$319

Supplemental Condensed Consolidating Statement of Cash Flows

	Fiscal Year 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net cash provided by operating activities	$397	$525	$(517)	$405

Investing activities:
Cash paid for property and equipment	(38)	(5)	—	(43)
Net cash used in investing activities	(38)	(5)	—	(43)

Financing activities:
Net borrowings of long-term debt	(171)	—	—	(171)
Intercompany dividends	—	(517)	517	—
Other financing activities	(7)	—	—	(7)
Net cash used in financing activities	(178)	(517)	517	(178)

Increase in cash and equivalents	181	3	—	184
Beginning cash and equivalents	26	7	—	33
Ending cash and cash equivalents	$207	$10	$—	$217

Supplemental Condensed Consolidating Statement of Cash Flows

	Fiscal Year 2008
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net cash provided by operating activities	$47	$192	$(180)	$59

Investing activities:
Cash paid for property and equipment	(77)	(8)	—	(85)
Net cash used in investing activities	(77)	(8)	—	(85)

Financing activities:
Net repayments of long-term debt	27	—	—	27
Intercompany dividends	—	(180)	180	—
Other financing activities	3	—	—	3
Net cash provided by financing activities	30	(180)	180	30

Increase in cash and equivalents	—	4	—	4
Beginning cash and equivalents	26	3	—	29
Ending cash and equivalents	$26	$7	$—	$33

MICHAELS STORES, INC.

UNAUDITED SUPPLEMENTAL QUARTERLY FINANCIAL DATA

(in millions)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2010:
Net sales	$901	$831	$968	$1,331
Cost of sales and occupancy expense	547	520	592	808
Gross profit	354	311	376	523
Selling, general, and administrative expense	245	233	269	312
Operating income	105	74	102	207
Loss on early extinguishment of debt (1)	—	—	53	—
Net income (loss)	13	(1)	(12)	98

Fiscal 2009:
Net sales	$852	$807	$929	$1,300
Cost of sales and occupancy expense	537	521	582	783
Gross profit	315	286	347	517
Selling, general, and administrative expense	246	232	259	315
Operating income	64	50	84	199
Net income	4	2	15	86

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. Our interim periods each contain 13 weeks, with the first quarter ending on a Saturday 13 weeks after the end of our previous fiscal year. For fiscal years that contain 53 weeks, our fourth quarter contains 14 weeks.

(1) The $53 million loss on early extinguishment of debt relates to the early extinguishment of our 2014 Notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2011	MICHAELS STORES, INC.

	By:	/s/ Charles M. Sonsteby
Charles M. Sonsteby
Chief Administrative Officer & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John B. Menzer	Chief Executive Officer	March 24, 2011
John B. Menzer	(Principal Executive Officer)

/s/ Charles M. Sonsteby	Chief Administrative Officer & Chief Financial Officer	March 24, 2011
Charles M. Sonsteby	(Principal Financial Officer)

/s/ Richard S. Jablonski	Vice President — Financial Planning & Analysis and Interim Controller (Principal Accounting Officer)	March 24, 2011
Richard S. Jablonski

Director
Josh Bekenstein

/s/ Michael S. Chae	Director	March 24, 2011
Michael S. Chae

/s/ Todd M. Cook	Director	March 24, 2011
Todd M. Cook

/s/ Lewis S. Klessel	Director	March 24, 2011
Lewis S. Klessel

Director
Matthew S. Levin

/s/ Gerry M. Murphy	Director	March 24, 2011
Gerry M. Murphy

/s/ James A. Quella	Director	March 24, 2011
James A. Quella

/s/ Peter F. Wallace	Director	March 24, 2011
Peter F. Wallace

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

4.2

Supplemental Indenture, dated as of October 20, 2010, by and among Michaels Stores, Inc. and Law Debenture Trust Company of New York, as trustee (previously filed as Exhibit 4.1 to Form 8-K filed by Company on October 26, 2010, SEC File No. 001-09338) .

4.3

Indenture, dated as of October 21, 2010, by and among Michaels Stores, Inc., the guarantors named therein and Law Debenture Trust Company of New York, as trustee (previously filed as Exhibit 4.2 to Form 8-K filed by Company on October 26, 2010, SEC File No. 001-09338).

4.4

Senior Subordinated Indenture, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 4.2 to Form 10-Q filed by Company on December 7, 2006, SEC File No. 001-09338).

4.5

Subordinated Discount Indenture, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 4.3 to Form 10-Q filed by Company on December 7, 2006, SEC File No. 001-09338).

4.6

Purchase Agreement, dated October 7, 2010, by and among the Company, the Guarantors named therein and the Initial Purchasers named therein (previously filed as Exhibit 10.1 to Form 8-K filed by Company on October 14, 2010, SEC File No. 001-09338).

4.7

Registration Rights Agreement, dated as of October 31, 2006, among Michaels Stores, Inc. and certain stockholders thereof (previously filed as Exhibit 4.7 to Form 10-Q filed by Company on December 7, 2006, SEC File No. 001-09338).

4.8

Registration Rights Agreement, dated as of October 21, 2010, by and among Michaels Stores, Inc., the guarantors named therein and the Initial Purchasers named therein (previously filed as Exhibit 4.3 to Form 8-K filed by Company on October 26, 2010, SEC File No. 001-09338).

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

10.5	Form of Fiscal Year 2011 Bonus Plan for Executive Officers (filed herewith).*

10.6	Employment Agreement, dated March 6, 2009, between Michaels Stores, Inc. and John B. Menzer (previously filed as Exhibit 10.1 to Form 10-Q filed by Company on June 5, 2009, SEC File No. 001-09338).*

10.7

Amendment to Employment Agreement, dated June 2, 2009, between Michaels Stores, Inc. and John B. Menzer (previously filed as Exhibit 10.2 to Form 10-Q filed by Company on June 5, 2009, SEC File No. 001-09338).*

10.8

Letter Agreement, dated September 15, 2010, between Michaels Stores, Inc. and Charles M. Sonsteby (previously filed as Exhibit 99.2 to Form 8-K filed by Company on September 17, 2010, SEC File No. 001-09338).*

10.9	Letter Agreement, dated February 5, 2010, between Michaels Stores, Inc. and Paula A. Puleo (filed herewith).*

10.10	Letter Agreement, dated May 26, 2010, between Michaels Stores, Inc. and John Wyatt (filed herewith).*

10.11

Restricted Stock Award Agreement, dated June 2, 2009, between Michaels Stores, Inc. and John B. Menzer (previously filed as Exhibit 10.3 to Form 10-Q filed by Company on June 5, 2009, SEC File No. 001-09338).*

10.12	Stock Option Agreement, dated June 2, 2009, between Michaels Stores, Inc. and John B. Menzer (previously filed as Exhibit 10.4 to Form 10-Q filed by Company on June 5, 2009, SEC File No. 001-09338).*

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

10.18

Form of Director Indemnification Agreement between Michaels Stores, Inc. and certain directors thereof (previously filed as Exhibit 10.36 to Form 10-K filed by Company on March 30, 2006, SEC File No. 001-09338).

10.19

Form of Officer Indemnification Agreement between Michaels Stores, Inc. and certain officers thereof (previously filed as Exhibit 10.37 to Form 10-K filed by Company on March 30, 2006, SEC File No. 001-09338).

10.20

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

10.21	Exhibits and Schedules to Amended and Restated Credit Agreement, dated as of February 18, 2010, among Michaels

Stores, Inc., as lead borrower, the borrowers named therein, the facility guarantors named therein, Bank of America, N.A., as administrative agent and collateral agent, the lenders party thereto (collectively, the “Lenders”), Wells Fargo Retail Finance, LLC, as syndication agent, Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A. and Credit Suisse, as co-documentation agents, General Electric Capital Corporation, UBS Securities LLC and RBS Business Capital, as senior managing agents, Banc of America Securities LLC, Wells Fargo Retail Finance, LLC and Deutsche Bank Securities Inc., as joint lead arrangers, and Banc of America Securities LLC, Wells Fargo Retail Finance, LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Credit Suisse, as joint book runners (previously filed as Exhibit 10.2 to Form 8-K filed by Company on May 28, 2010, SEC File No. 001-09338).

10.22

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

10.23

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

10.24

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

10.25

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

10.26

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

10.27

Master Services Agreement, dated as of January 16, 2009, by and between Michaels Stores, Inc. and Tata America International Corporation (previously filed as Exhibit 10.29 to Form 10-K filed by Company on April 2, 2009, SEC File No. 001-09338).

10.28	Michaels Stores, Inc. Employees 401(k) Plan, effective March 1, 2009 (previously filed as Exhibit 10.30 to Form 10-K filed by Company on April 2, 2009, SEC File No. 001-09338).*

21.1	Subsidiaries of Michaels Stores, Inc. (previously filed as Exhibit 21.1 to Form 10-K filed by Company on April 11, 2005, SEC File No. 001-09338).

31.1	Certifications of John B. Menzer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Charles M. Sonsteby pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*  Management contract or compensatory plan or arrangement.