Form 10-Q
period 2011-04-30
MICHAELS STORES INC
filed 2011-05-26
CIK 740670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

As of May 23, 2011, 118,921,139 shares of the Registrant’s Common Stock were outstanding.

*The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

MICHAELS STORES, INC.

FORM 10-Q

MICHAELS STORES, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	April 30,	January 29,	May 1,
	2011	2011	2010
ASSETS
Current assets:
Cash and equivalents	$157	$319	$79
Merchandise inventories	852	826	866
Prepaid expenses and other	79	73	69
Deferred income taxes	56	56	42
Income tax receivable	4	1	10
Total current assets	1,148	1,275	1,066
Property and equipment, at cost	1,343	1,329	1,260
Less accumulated depreciation	(1,047)	(1,028)	(960)
Property and equipment, net	296	301	300
Goodwill	95	95	94
Debt issuance costs, net of accumulated amortization of $63, $60, and $61, respectively	67	72	84
Deferred income taxes	18	18	8
Other assets	7	9	11
Total non-current assets	187	194	197
Total assets	$1,631	$1,770	$1,563

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$258	$273	$196
Accrued liabilities and other	360	384	339
Current portion of long-term debt	—	1	—
Income taxes payable	13	29	3
Total current liabilities	631	687	538
Long-term debt	3,543	3,667	3,695
Deferred income taxes	4	4	3
Other long-term liabilities	77	76	83
Total long-term liabilities	3,624	3,747	3,781
	4,255	4,434	4,319
Commitments and contingencies
Stockholders’ deficit:
Common Stock, $0.10 par value, 220,000,000 shares authorized; 118,511,580 shares issued and outstanding at April 30, 2011; 118,419,850 shares issued and outstanding at January 29, 2011; 118,389,571 shares issued and outstanding at May 1, 2010	12	12	12
Additional paid-in capital	45	43	37
Accumulated deficit	(2,689)	(2,726)	(2,812)
Accumulated other comprehensive income	8	7	7
Total stockholders’ deficit	(2,624)	(2,664)	(2,756)
Total liabilities and stockholders’ deficit	$1,631	$1,770	$1,563

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

(Unaudited)

	Quarter Ended
	April 30,	May 1,
	2011	2010
Net sales	$953	$901
Cost of sales and occupancy expense	560	547
Gross profit	393	354
Selling, general, and administrative expense	254	245
Related party expenses	3	3
Store pre-opening costs	1	1
Operating income	135	105
Interest expense	65	68
Loss on early extinguishment of debt	11	—
Other (income) and expense, net	(1)	7
Income before income taxes	60	30
Provision for income taxes	23	17
Net income	$37	$13

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Quarter Ended
	April 30,	May 1,
	2011	2010
Operating activities:
Net income	$37	$13
Adjustments:
Depreciation and amortization	25	26
Share-based compensation	2	2
Debt issuance costs amortization	4	5
Accretion of long-term debt	13	12
Change in fair value of interest rate cap	2	10
Loss on early extinguishment of debt	11	—
Changes in assets and liabilities:
Merchandise inventories	(26)	10
Prepaid expenses and other	(6)	2
Accounts payable	2	(24)
Accrued interest	27	26
Accrued liabilities and other	(54)	(39)
Income taxes payable	(19)	(19)
Other long-term liabilities	1	3
Net cash provided by operating activities	19	27

Investing activities:
Additions to property and equipment	(15)	(14)
Net cash used in investing activities	(15)	(14)

Financing activities:
Repurchase of subordinated discount notes due 2016	(97)	—
Repayments on senior secured term loan facility	(50)	(118)
Payment of debt issuance costs	—	(19)
Change in cash overdraft	(18)	(13)
Other	(1)	(1)
Net cash used in financing activities	(166)	(151)

Decrease in cash and equivalents	(162)	(138)
Cash and equivalents at beginning of period	319	217
Cash and equivalents at end of period	$157	$79

Supplemental Cash Flow Information:
Cash paid for interest	$20	$24
Cash paid for income taxes	$44	$32

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended April 30, 2011

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

The balance sheet at January 29, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

In the opinion of management, all adjustments (consisting of normal recurring accruals and other items) considered necessary for a fair presentation have been included.

Because of the seasonal nature of our business, the results of operations for the quarter ended April 30, 2011 are not indicative of the results to be expected for the entire year.

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. All references herein to “fiscal 2011” relate to the 52 weeks ending January 28, 2012, and all references to “fiscal 2010” relate to the 52 weeks ended January 29, 2011. In addition, all references herein to “the first quarter of fiscal 2011” relate to the 13 weeks ended April 30, 2011, and all references to “the first quarter of fiscal 2010” relate to the 13 weeks ended May 1, 2010.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures About Fair Value Measurements” an amendment to Accounting Standards Codification (“ASC”) topic 820, “Fair Value Measurements and Disclosures.” ASU 2010-06 expands disclosure requirements related to fair value measurements including (i) separately disclosing the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describing the reasons for the transfers and (ii) presenting separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. We adopted all requirements of ASU 2010-06 related to significant transfers in and out of Level 1 and Level 2 fair value measurements on January 31, 2010, with no material impact on our consolidated financial statements. We adopted the new disclosure requirements related to the Level 3 activity on January 30, 2011, with no material impact on our consolidated financial statements. See Note 6 for further information regarding fair value measurements.

Note 2.  Share-Based Compensation

The 2006 Equity Incentive Plan (“2006 Plan”) provides for the grant of share-based awards exercisable for up to 14.2 million shares of Common Stock. As of April 30, 2011, there were 10.7 million stock option awards outstanding. In addition, there were a total of 627,404 shares of restricted stock outstanding under the 2006 Plan, of which 207,178 are vested. 2.9 million shares of Common Stock remain available for grant under the 2006 Plan. The table below sets forth a summary of stock option activity for the quarter ended April 30, 2011:

Quarter Ended
April 30, 2011
(in millions)

Outstanding at beginning of period	10.9
Grants	—
Canceled/Forfeited	(0.2)
Outstanding at end of period	10.7

Generally, awards granted under the 2006 Plan vest ratably over five years and expire eight years from the grant date. The exercise prices of the options ranged from $7.50 per share to $22.50 per share, as determined by the Board of Directors. Share-based compensation expense associated with the stock options and the restricted stock was approximately $2 million for the first quarter of each of fiscal 2011 and fiscal 2010.

Note 3.  Debt

Our outstanding debt is detailed in the table below.  We were in compliance with the terms and conditions of all debt agreements for all periods presented.

	April 30, 2011	January 29, 2011	May 1, 2010	Interest Rate
	(in millions)

Senior secured term loan	$1,996	$2,046	$2,156	Variable
Senior notes due 2014	—	—	750	10.000%
Senior notes due 2018	794	794	—	7.750%
Senior subordinated notes	400	400	400	11.375%
Subordinated discount notes	353	427	389	13.000%
Asset-based revolving credit facility	—	—	—	Variable
Other	—	1	—	5.970%
Total debt	3,543	3,668	3,695
Less current portion	—	1	—
Long-term debt	$3,543	$3,667	$3,695

13%  Subordinated Discount Notes due 2016

During the first quarter of fiscal 2011, we completed an open market repurchase of $93 million face value, or $87 million accreted value, of our outstanding 13% Subordinated Discount Notes due 2016 (“Subordinated Discount Notes”). Pursuant to the terms of the repurchase, we agreed to pay the holders of the Subordinated Discount Notes face value plus a 3.25% purchase premium for a total consideration of $1,032.50 per $1,000 face value.

In accordance with ASC 470, Debt we recorded a loss of $11 million in the first quarter of fiscal 2011 related to the early extinguishment of the repurchased Subordinated Discount Notes.  The $11 million loss is comprised of $8 million to recognize the unrealized interest accretion and write off of related debt issuance costs, as well as $3 million in purchase premiums.

Senior Secured Asset-Based Revolving Credit Facility

Our senior secured asset-based revolving credit facility, provides an aggregate amount of $850 million in tranche A commitments, which are scheduled to terminate on the earlier of April 15, 2014, or 45 days prior to the maturity date of any class of term loans in the Company’s senior secured term loan facility. On April 8, 2011, the Company elected to permanently terminate $50 million in commitments under a last out tranche.

The borrowing base under the senior secured asset-based revolving credit facility equals the sum of (i) 90% of eligible credit card receivables and debit card receivables; (ii) between 85% and 87.5% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit; and (iii) a percentage of eligible in-transit inventory, less certain reserves. As of April 30, 2011, the borrowing base was $648 million, of which we had no outstanding borrowings, $48 million of outstanding letters of credit, and $600 million of excess availability.

Note 4.  Comprehensive Income

Our comprehensive income, net of related tax, is as follows:

	Quarter Ended
	April 30, 2011	May 1, 2010
	(in millions)

Net income	$37	$13
Other comprehensive income:
Foreign currency translation adjustment and other	1	1
Comprehensive income	$38	$14

Accumulated other comprehensive income, net of tax, is reflected in the Consolidated Balance Sheets as follows:

Foreign Currency Translation and Other
(in millions)
Balance at January 29, 2011	$7
Foreign currency translation adjustment	1
Balance at April 30, 2011	$8

Note 5.  Derivative Instruments

We are exposed to fluctuations in interest rates on our senior secured term loan facility. During fiscal 2009, we purchased an interest rate derivative with the objective to cap our exposure to interest rate increases on our senior secured term loan facility that result from fluctuations in the three-month LIBOR rate. The cap limits our interest exposure on a notional value of $2.0 billion to the lesser of the three-month LIBOR rate or 7.0%.  The term of the cap extends to the first quarter of fiscal 2015. The interest rate cap does not qualify for hedge accounting under ASC 815, Derivatives and Hedging. The fair value of the cap as of April 30, 2011, January 29, 2011 and May 1, 2010 was $4 million, $6 million and $8 million, respectively, and is included in Other assets on the Consolidated Balance Sheets. The change in fair value of the cap for the quarter ended April 30, 2011, and the quarter ended May 1, 2010, resulted in a loss of $2 million and a loss of $10 million, respectively. These amounts are recorded in Other (income) and expense, net in the Consolidated Statement of Operations.

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

•                  Level 3 — Instruments whose significant inputs are unobservable.

The following table presents net financial assets (liabilities) accounted for at fair value on a recurring basis as of April 30, 2011 (in millions):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$37	$—	$—	$37
Interest Rate Cap	$—	$4	$—	$4
Contingent consideration	$—	$—	$(4)	$(4)

Cash equivalents consist of highly liquid investments in money market funds, with a maturity of 90 days or less at the date of purchase. The funds invest in securities of highly rated domestic and foreign issuers, U.S. Government securities, and repurchase agreements. The funds seek to maintain a net asset value of $1.00 per share. We carry cash equivalents at cost, which approximates fair value.

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

In connection with the acquisition of certain assets of ScrapHD, the Company has a contingent obligation, to be paid in cash, to the owners of ScrapHD based on future operating performance. The fair value of this contingent consideration is determined using an expected present value technique. Expected operating results are determined using the probability-weighted average of possible outcomes that would occur should certain financial metrics be reached. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the future financial performance of the business to estimate the fair value of the liability which was then discounted to present value using the weighted average cost of capital. The weighted average cost of capital was derived from comparable companies and management’s estimates. The contingent consideration was established at the time of acquisition and will be evaluated at each reporting period. There have been no material changes to the fair value since the acquisition date of September 15, 2010. The liability is recorded in other long-term liabilities on the Consolidated Balance Sheets.

We apply fair value techniques on a non-recurring basis for the establishment of potential impairment loss related to goodwill pursuant to ASC 350, Intangibles—Goodwill and Other and determining the fair value of long-lived assets pursuant to ASC 360, Property, Plant, and Equipment. During the quarter ended April 30, 2011, there were no events or changes in circumstances indicating the carrying amounts of our long-lived assets may not be recoverable.

The table below provides the carrying and fair values of our loan and notes as of April 30, 2011. The fair value of these debt instruments was determined based on quoted market prices or recent trades.

	Carrying Value	Fair Value
	(in millions)
Senior secured term loan	$1,996	$1,991
Senior notes	794	824
Senior subordinated notes	400	437
Subordinated discount notes	353	367

Note 7.  Income Taxes

The effective tax rate was 38.6 % for the first quarter of fiscal 2011. The effective tax rate was 57.9% for the first quarter of fiscal 2010 due primarily to additional expense recorded to correct the federal deferred tax liability relating to state income taxes. We currently estimate our annualized effective tax rate for fiscal 2011 to be 37.7%.

Note 8.  Commitments and Contingencies

We are involved in ongoing legal and regulatory proceedings.  Other than those described in the following paragraphs, there were no material changes to our disclosures of commitments and contingencies from our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Employee Claims

Tijero and Godfrey Consolidated Claim

On February 12, 2010, the Company was served with a lawsuit filed on May 7, 2009 by Jose Tijero, a former assistant manager for Aaron Brothers as a purported class action proceeding on behalf of himself and all current and former hourly retail employees employed by Aaron Brothers in California. On July 12, 2010, the Company was served with a lawsuit filed on July 9, 2010 by Amanda Godfrey, a former Aaron Brothers’ hourly employee alleging similar allegations as in the Tijero suit. On October 15, 2010, the cases were consolidated and re-filed in the United States District Court—Northern District of California. These suits allege that Aaron Brothers failed to pay all wages and overtime, failed to provide its hourly employees with adequate meal and rest breaks (or compensation in lieu thereof), failed to timely pay final wages, unlawfully withheld wages and failed to provide accurate wage statements and further alleges that the foregoing conduct was in breach of various laws, including California’s unfair competition law. The plaintiff seeks injunctive relief, compensatory damages, meal and rest break penalties, waiting time penalties, interest, and attorneys’ fees and costs. We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We are unable to estimate a range of loss, if any, in this case.

Consumer Class Action Claims

Zip Code Claims

On August 15, 2008, Linda Carson, a consumer, filed a purported class action proceeding against Michaels Stores, Inc. in the Superior Court of California, County of San Diego (“San Diego Superior Court”), on behalf of herself and all similarly-situated California consumers. The Carson suit alleges that Michaels unlawfully requested and recorded personally identifiable information (i.e., her zip code) as part of a credit card transaction. The plaintiff sought statutory penalties, costs, interest, and attorneys’ fees. We contested certification of this claim as a class action and filed a motion to dismiss the claim. On March 9, 2009, the Court dismissed the case with prejudice. The plaintiff appealed this decision to the California Court of Appeal for the Fourth District, San Diego. On July 22, 2010, the Court of Appeal upheld the dismissal of the case. The plaintiff appealed this decision to the Supreme Court of California (“California Supreme Court”). On September 29, 2010, the California Supreme Court granted the plaintiff’s petition for review; however, it stayed any further proceedings in the case until another similar zip code case pending before the court, Pineda v. Williams-Sonoma, was decided. On February 10, 2011, the California Supreme Court ruled, in the Williams-Sonoma case, that zip codes are personally identifiable information and therefore the Song-Beverly Credit Card Act of 1971, as amended (“Song Act”) prohibits businesses from requesting or requiring zip codes in connection with a credit card transaction. On or about April 6, 2011, the Supreme Court transferred the Carson case back to the Court of Appeal with directions to the Court to reconsider its decision in light of Pineda decision. In April, 2011, we asked the Court of Appeal to consider affirming the San Diego Superior Court’s order dismissing the claim on an alternative ground unaffected by Pineda and the ruling is anticipated in August 2011. We are reviewing the matter in light of this recent decision and, at this time, we are unable to estimate a range of loss, if any, in this case. Additionally, since the California Supreme Court decision on February 10, 2011, three additional purported class action lawsuits alleging violations of the Song Act have been filed against the Company: Carolyn Austin v. Michaels Stores, Inc. and Tiffany Heon v. Michaels Stores, Inc., both in the San Diego Superior Court and Sandra A. Rubinstein v. Michaels Stores, Inc. in the Superior Court of California, County of Los Angeles, Central Division. We intend to vigorously defend each of these cases and we are unable, at this time, to estimate a range of loss, if any.

Gift Card Claims

On April 9, 2010, Ross Rattray, a consumer, filed a purported class action proceeding against Michaels Stores, Inc. in the San Diego Superior Court, on behalf of himself and all similarly-situated California consumers. The Rattray suit alleges causes of action for unlawful and unfair business practices and false advertising under the California Business and Professions Code, and a violation of the Consumer Legal Remedies Act, for misrepresentation that Michaels gift cards are not redeemable for cash and for failure to disclose that the plaintiff could redeem the unused cash balance on a gift card when the value fell below $10.00. On March 15, 2011, the matter was mediated and a tentative settlement agreement was reached with the plaintiff for an immaterial amount, which continues to be subject to Court approval. Subsequently, on April 25, 2011, Shirley Polak and Billie Lavrov, consumers, filed a purported class action proceeding against Michaels Stores, Inc. in the County of Los Angeles Superior Court, on behalf of themselves and all similarly-situated California consumers.  The Polak/Lavrov complaint significantly mirrors the claims in the Rattray case and we intend to vigorously defend the case. We are unable to estimate a range of loss, if any, in this case.

Data Breach Claims

Payment Card Terminal Tampering

On May 3, 2011, we were advised by the U.S. Secret Service that they were investigating certain fraudulent debit card transactions that occurred on accounts that had been used for legitimate purchases in selected Michaels stores.  A subsequent internal investigation revealed that (as of the date of this filing) approximately 90 payment card terminals in certain Michaels stores had been physically tampered with, potentially resulting in customer debit and credit card information to be compromised. We have since removed approximately 7,200 payment card terminals comparable to the identified tampered payment card terminals from our Michaels stores, and have replaced all payment card terminals in all U.S. Michaels stores.  The Company continues to cooperate with various governmental entities and law enforcement authorities in investigating the payment card terminal tampering, but we do not know the full extent of any fraudulent use of such information.

On May 18, 2011, Brandi F. Ramundo, a consumer, filed a purported class action proceeding against Michaels Stores, Inc. in the United States District Court for the Northern District of Illinois, on behalf of herself and all similarly-situated U.S. consumers. The Ramundo suit alleges that Michaels failed to take commercially reasonable steps to protect consumer financial data, and was in breach of contract and various laws, including the Federal Stored Communications Act and the Illinois Consumer Fraud and Deceptive Practices Act. The plaintiff seeks compensatory, statutory and punitive damages, costs, credit card fraud monitoring services, interest and attorneys’ fees. We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We are unable to estimate a range of loss, if any, in this case.

Governmental Inquiries and Related Matters

Pricing and Promotions Inquiry

On or about February 11, 2011, the Company received a notice of investigation and a subpoena from the New York State Attorney General requiring the production of certain documents relating to the frequency of the Company's pricing promotions and advertisements. We have fully cooperated in the investigation and implemented certain modifications to our custom framing promotional activities in connection with the same.  On May 24, 2011, the New York Attorney General sent the Company a proposed Assurance of Discontinuance which the Company is currently assessing. We do not believe the resolution of this investigation will have a material effect on our business.

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

	Quarter Ended
	April 30, 2011	May 1, 2010
	(in millions)

Income before income taxes	$60	$30
Interest expense	65	68
Loss on early extinguishment of debt	11	—
Depreciation and amortization	25	26
EBITDA	$161	$124

Our sales and assets by country are as follows:

	Quarter Ended
	April 30, 2011	May 1, 2010
	(in millions)
Net Sales:
United States	$867	$825
Canada	86	76
Consolidated Total	$953	$901

Total Assets:
United States	$1,547	$1,480
Canada	84	83
Consolidated Total	$1,631	$1,563

Note 10.  Related Party Transactions

We pay annual management fees to Bain Capital Partners, LLC and The Blackstone Group (collectively, together with their applicable affiliates, the “Sponsors”) and Highfields Capital Management LP in the amount of $12 million and $1 million, respectively. We recognized $3 million of expense related to annual management fees during the first quarter of each of fiscal 2011 and fiscal 2010. These expenses are included in related party expenses on the Consolidated Statements of Operations.

Bain Capital owns a majority equity position in an external vendor we utilized to print our circular advertisements.  Payments associated with this vendor during the first quarter of fiscal 2011 and fiscal 2010 were $5 million and $9 million, respectively.  These expenses are included in selling, general and administrative expense on the Consolidated Statements of Operations.

Bain Capital owns a majority equity position in an external vendor we began utilizing for print procurement services during the fourth quarter of fiscal 2010.  Payments associated with this vendor during the first quarter of fiscal 2011 were $1 million. These expenses are included in selling, general and administrative expense on the Consolidated Statements of Operations.

The Blackstone Group owns a majority equity position in an external vendor we utilize to count our store inventory. Payments associated with this vendor during the first quarter of each of fiscal 2011 and fiscal 2010 were $2 million.  These expenses are included in selling, general and administrative expense on the Consolidated Statements of Operations.

The Blackstone Group owns a majority equity position in an external vendor we utilize for all of the candy-type items in our stores.  Payments associated with this vendor during the first quarter of fiscal 2011 and fiscal 2010 were $6 million and $4 million, respectively. These expenses are recognized in cost of sales as the sales are recorded.

Note 11.  Condensed Consolidating Financial Information

All obligations of Michaels Stores, Inc. under the Senior notes, Senior subordinated notes, Subordinated discount notes, senior secured term loan facility, and senior secured asset-based revolving credit facility are guaranteed by each of our subsidiaries other than Aaron Brothers Card Services, LLC and Artistree of Canada, ULC. As of April 30, 2011, the financial statements of Aaron Brothers Card Services, LLC and Artistree of Canada, ULC were immaterial. Each subsidiary guarantor is 100% owned by the parent and all guarantees are joint and several.

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

Supplemental Condensed Consolidating Balance Sheet

	April 30, 2011
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$153	$4	$—	$157
Merchandise inventories	570	282	—	852
Intercompany receivables	—	428	(428)	—
Other	120	19	—	139
Total current assets	843	733	(428)	1,148
Property and equipment, net	230	66	—	296
Goodwill	95	—	—	95
Investment in subsidiaries	434	—	(434)	—
Other assets	91	1	—	92
Total assets	$1,693	$800	$(862)	$1,631

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$9	$249	$—	$258
Accrued liabilities and other	255	105	—	360
Current portion of long-term debt	—	—	—	—
Intercompany payable	428	—	(428)	—
Other	13	—	—	13
Total current liabilities	705	354	(428)	631
Long-term debt	3,543	—	—	3,543
Other long-term liabilities	69	12	—	81
Total stockholders’ (deficit) equity	(2,624)	434	(434)	(2,624)
Total liabilities and stockholders’ (deficit) equity	$1,693	$800	$(862)	$1,631

Supplemental Condensed Consolidating Balance Sheet

	January 29, 2011
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$309	$10	$—	$319
Merchandise inventories	571	255	—	826
Intercompany receivables	—	348	(348)	—
Other	113	17	—	130
Total current assets	993	630	(348)	$1,275
Property and equipment, net	234	67	—	301
Goodwill	95	—	—	95
Investment in subsidiaries	295	—	(295)	—
Other assets	98	1	—	99
Total assets	$1,715	$698	$(643)	$1,770

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$7	$266	$—	$273
Accrued liabilities and other	262	122	—	384
Current portion of long-term debt	1	—	—	1
Intercompany payable	348	—	(348)	—
Other	26	3	—	29
Total current liabilities	644	391	(348)	687
Long-term debt	3,667	—	—	3,667
Deferred income taxes	2	2	—	4
Other long-term liabilities	66	10	—	76
Total stockholders’ (deficit) equity	(2,664)	295	(295)	(2,664)
Total liabilities and stockholders’ equity (deficit)	$1,715	$698	$(643)	$1,770

Supplemental Condensed Consolidating Balance Sheet

	May 1, 2010
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$66	$13	$—	$79
Merchandise inventories	584	282	—	866
Intercompany receivables	—	314	(314)	—
Other	103	18	—	121
Total current assets	753	627	(314)	1,066
Property and equipment, net	227	73	—	300
Goodwill	94	—	—	94
Investment in subsidiaries	417	—	(417)	—
Other assets	102	1	—	103
Total assets	$1,593	$701	$(731)	$1,563

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$13	$183	$—	$196
Accrued liabilities and other	250	89	—	339
Current portion of long-term debt	—	—	—	—
Intercompany payable	314	—	(314)	—
Other	3	—	—	3
Total current liabilities	580	272	(314)	538
Long-term debt	3,695	—	—	3,695
Other long-term liabilities	74	12	—	86
Total stockholders’ (deficit) equity	(2,756)	417	(417)	(2,756)
Total liabilities and stockholders’ (deficit) equity	$1,593	$701	$(731)	$1,563

Supplemental Condensed Consolidating Statement of Operations

	Quarter Ended April 30, 2011
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$838	$527	$(412)	$953
Cost of sales and occupancy expense	540	432	(412)	560
Gross profit	298	95	—	393
Selling, general, and administrative expense	221	33	—	254
Related party expenses	3	—	—	3
Store pre-opening costs	1	—	—	1
Operating income	73	62	—	135
Interest expense	65	—	—	65
Loss on early extinguishment of debt	11	—	—	11
Other (income) and expense, net	2	(3)	—	(1)
Intercompany charges (income)	17	(17)	—	—
Equity in earnings of subsidiaries	82	—	(82)	—
Income before income taxes	60	82	(82)	60
Provision for income taxes	23	31	(31)	23
Net income	$37	$51	$(51)	$37

Supplemental Condensed Consolidating Statement of Operations

	Quarter Ended May 1, 2010
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$794	$485	$(378)	$901
Cost of sales and occupancy expense	528	397	(378)	547
Gross profit	266	88	—	354
Selling, general, and administrative expense	212	33	—	245
Related party expenses	3	—	—	3
Store pre-opening costs	1	—	—	1
Operating income	50	55	—	105
Interest expense	68	—	—	68
Other (income) and expense, net	11	(4)	—	7
Intercompany charges (income)	15	(15)	—	—
Equity in earnings of subsidiaries	74	—	(74)	—
Income before income taxes	30	74	(74)	30
Provision for income taxes	17	30	(30)	17
Net income	$13	$44	$(44)	$13

Supplemental Condensed Consolidating Statement of Cash Flows

	Quarter Ended April 30, 2011
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net cash provided by operating activities	$20	$25	$(26)	$19

Investing activities:
Cash paid for property and equipment	(10)	(5)	—	(15)

Net cash used in investing activities	(10)	(5)	—	(15)

Financing activities:
Net repayments of long-term debt	(147)	—	—	(147)
Intercompany dividends	—	(26)	26	—
Other financing activities	(19)	—	—	(19)
Net cash used in financing activities	(166)	(26)	26	(166)

Decrease in cash and equivalents	(156)	(6)	—	(162)
Beginning cash and equivalents	309	10	—	319
Ending cash and equivalents	$153	$4	$—	$157

Supplemental Condensed Consolidating Statement of Cash Flows

	Quarter Ended May 1, 2010
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Operating Activities:
Net cash provided by operating activities	$24	$30	$(27)	$27

Investing Activities:
Cash paid for property and equipment	(14)	—	—	(14)
Net cash used in investing activities	(14)	—	—	(14)

Financing Activities:
Net borrowings of long-term debt	(118)	—	—	(118)
Intercompany dividends	—	(27)	27	—
Other financing activities	(33)	—	—	(33)

Net cash used in financing activities	(151)	(27)	27	(151)

Decrease in cash and equivalents	(141)	3	—	(138)
Beginning cash and equivalents	207	10	—	217
Ending cash and equivalents	$66	$13	$—	$79

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All expressions of the “Company”, “us,” “we,” “our,” and all similar expressions are references to Michaels Stores, Inc. and its consolidated wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Disclosure Regarding Forward-Looking Information

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, estimates, and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance or achievements to be materially different from anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to:

•                  risks related to general economic conditions; if recovery from the economic downturn continues to be slow or prolonged, it could continue to adversely affect consumer confidence and retail spending, decreasing demand for our merchandise and adversely impact our results of operations, cash flows and financial condition;

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

•                  our ability to open new stores and increase comparable store sales growth, as our growth depends on our strategy of increasing the number and productivity of our stores and if we are unable to continue this strategy, our ability to increase our sales, profitability, and cash flow could be impaired;

•                  how well we manage our business;

•                  changes in customer demand could materially adversely affect our sales, results of operations, and cash flow;

•                  unexpected or unfavorable consumer responses to our promotional or merchandising programs could materially adversely affect our sales, results of operations, cash flow and financial condition;

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

•                  product recalls and/or product liability, as well as changes in product safety and other consumer protection laws, may adversely impact our operations, merchandise offerings, reputation, results of operation, cash flow, and financial condition;

•                  we have co-sourced certain of our information technology, accounts payable, payroll, accounting and human resources functions, and may co-source other administrative functions, which makes us more dependent upon third parties;

•                  our information systems may prove inadequate;

•                  failure to adequately maintain security and prevent unauthorized access to electronic and other confidential information or respond to the data breach referred to in Note 8 to the consolidated financial statements could materially adversely affect our financial condition and results of operations;

•                  changes in regulations or enforcement may adversely impact our business;

•                  a weak fourth quarter would materially adversely affect our results of operations;

•                  competition could negatively impact our business; and

•                  the interests of our controlling stockholders may conflict with the interests of our creditors.

For more details on factors that may cause actual results to differ materially from such forward-looking statements, please see Item 1A. Risk Factors herein and Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011, and other reports from time to time filed with or furnished to the SEC. We disclaim any intention to, and undertake no obligation to, update or revise any forward-looking statement.

General

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31.  All references herein to “fiscal 2011” relate to the 52 weeks ending January 28, 2012 and all references to “fiscal 2010” relate to the 52 weeks ended January 29, 2011. In addition, all references herein to “the first quarter of fiscal 2011” relate to the 13 weeks ended April 30, 2011 and all references to “the first quarter of fiscal 2010” relate to the 13 weeks ended May 1, 2010.

The following table sets forth certain of our unaudited operating data:

	Quarter Ended
	April 30,	May 1,
	2011	2010
Michaels stores:
Retail stores open at beginning of period	1,045	1,023
Retail stores opened during the period	5	5
Retail stores opened (relocations) during the period	4	7
Retail stores closed during the period	(1)	—
Retail stores closed (relocations) during the period	(4)	(7)
Retail stores open at end of period	1,049	1,028

Aaron Brothers stores:
Retail stores open at beginning of period	137	152
Retail stores closed during the period	(1)	(6)
Retail stores open at end of period	136	146

Total store count at end of period	1,185	1,174

Other operating data:
Average inventory per Michaels store (in thousands) (1)	$780	$803
Comparable store sales increase (2)	4.3%	4.9%

(1)                    The calculation of average inventory per Michaels store excludes our Aaron Brothers stores.

(2)                    Comparable store sales increase represents the increase in net sales for Michaels and Aaron Brothers stores open the same number of months in the indicated period and the comparable period of the previous year, including stores that were relocated or expanded during either period. A store is deemed to become comparable in its 14th month of operation in order to eliminate grand opening sales distortions. A store temporarily closed more than 2 weeks due to a catastrophic event is not considered comparable during the month it closed. If a store is closed longer than 2 weeks but less than 2 months, it becomes comparable in the month in which it reopens, subject to a mid-month convention. A store closed longer than 2 months becomes comparable in its 14th month of operation after its reopening.

Results of Operations

The following table sets forth the percentage relationship to net sales of each line item of our unaudited consolidated statements of operations. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes, contained herein.

	Quarter Ended
	April 30,	May 1,
	2011	2010
Net sales	100.0%	100.0%
Cost of sales and occupancy expense	58.8	60.7
Gross profit	41.2	39.3
Selling, general, and administrative expense	26.6	27.2
Related party expenses	0.3	0.3
Store pre-opening costs	0.1	0.1
Operating income	14.2	11.7
Interest expense	6.8	7.6
Loss on early extinguishment of debt	1.2	—
Other (income) and expense, net	(0.1)	0.8
Income before income taxes	6.3	3.3
Provision for income taxes	2.4	1.9
Net income	3.9%	1.4%

Quarter Ended April 30, 2011 Compared to the Quarter Ended May 1, 2010

Net Sales—Net sales increased for the first quarter of fiscal 2011 by $52 million, or 5.7%, over the first quarter of fiscal 2010 due primarily to a $39 million increase in comparable store sales. Comparable store sales increased 4.3% driven by a 2.4% increase in customer traffic, a 1.5% increase in average ticket, and a positive impact of 0.4% from deferred custom framing revenue.  The fluctuation in the exchange rates between the United States and Canadian dollars positively impacted the average ticket by 50 basis points.  Comparable store sales growth was strongest in our bakeware, custom framing, and kid’s crafts categories. In addition, sales from our non-comparable new stores provided incremental revenue of $13 million.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $13 million to $560 million in the first quarter of 2011 from $547 million in the first quarter of 2010 due primarily to a $14 million increase in merchandise costs associated with higher sales and a $5 million increase in occupancy costs as a result of opening new stores and higher rent and maintenance for existing stores. These amounts were partially offset by a $4 million reduction from improved inventory controls. Cost of sales and occupancy expense decreased 190 basis points as a percentage of net sales. Merchandise cost decreased 110 basis points driven by our direct import initiative and improved pricing and promotion management, while increased focus on shrink management contributed 60 basis points to the reduction in cost of sales. In addition, occupancy costs decreased 20 basis points due to increased leverage on higher comparable store sales.

Selling, General and Administrative Expense—Selling, general and administrative expense was $254 million in the first quarter of fiscal 2011 compared to $245 million in the first quarter of fiscal 2010. Selling, general and administrative expense increased $9 million driven by a $5 million increase in store costs related to operating 21 additional Michaels stores during the first quarter of fiscal 2011 and a $3 million increase in advertising due to digital campaigns that did not occur last year and the timing of promotional events. In addition, performance-based bonus expense increased $2 million due to higher profitability levels during the first quarter of fiscal 2011. These amounts were partially offset by a $2 million decrease in group insurance due to careful cost management and favorable claims experience. As a percentage of net sales, selling, general and administrative expense decreased 60 basis points due to increased leverage of payroll and group insurance expense from higher comparable store sales.

Related Party Expenses—Related party expenses were $3 million in the first quarter of each of fiscal 2011 and fiscal 2010, consisting of management fees and associated expenses paid to our Sponsors and Highfields Capital Management, LP.

Interest Expense—Interest expense for the quarter decreased $3 million to $65 million in the first quarter of fiscal 2011 from $68 million in the first quarter of fiscal 2010. The decrease is attributable to a $160 million repayment of the senior secured term loan facility and the refinancing of our Senior Notes

Loss on Early Extinguishment of Debt — We recorded a loss of $11 million related to the early extinguishment of $93 million face value, or $87 million accreted value, of our 13% Subordinated Discount Notes during the first quarter of fiscal 2011. The $11 million loss is comprised of $8 million to recognize the unrealized interest accretion and write off of related debt issuance costs, as well as $3 million of purchase premiums. See Note 3 to the consolidated financial statements for further discussion.

Other(Income) and Expense, net—Other income in the first quarter of fiscal 2011 related primarily to $3 million in foreign exchange rate gains, partially offset by a $2 million unfavorable change in the fair value of the interest rate cap as more fully described in Note 5 to the consolidated financial statements.  Other expense in the first quarter of fiscal 2010 related primarily to a $10 million unfavorable change in the fair value of the interest rate cap, partially offset by $3 million in foreign exchange rate gains.

Provision for Income Taxes—The effective tax rate was 38.6 % for the first quarter of fiscal 2011. The effective tax rate was 57.9% for the first quarter of fiscal 2010 due primarily to additional expense recorded to correct the federal deferred tax liability relating to state income taxes. We currently estimate our annualized effective tax rate for fiscal 2011 to be 37.7%.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, to purchase inventory, to service our outstanding debt, and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities, and funds available under our senior secured asset-based revolving credit facility will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and growth for the foreseeable future. Our senior secured asset-based revolving credit facility provides senior secured financing of up to $850 million, subject to a borrowing base. As of April 30, 2011, the borrowing base was $648 million, which supported $48 million of outstanding letters of credited and provided $600 million of excess availability. Our cash and equivalents decreased $162 million from $319 million at January 29, 2011, to $157 million at April 30, 2011.

We and our subsidiaries, affiliates, and significant shareholders may continue from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.

Cash Flow from Operating Activities

Cash flow provided by operating activities during the first quarter of fiscal 2011 was $19 million compared to $27 million during the first quarter of fiscal 2010. The $8 million change was primarily due to a $36 million decrease from the timing of inventory purchases and a $15 million decrease as a result of the timing of sales tax payments. In addition, the timing of payments related to prepaid expenses resulted in an $8 million decrease. These amounts were partially offset by an increase in net income of $27 million before the consideration of the $11 million loss on the extinguished Subordinated Discount Notes and the $8 million adverse impact of the change in the fair value of the interest rate cap. We also experienced a $26 million increase from improved accounts payable leverage.

Average inventory per Michaels store (including supporting distribution centers) decreased 2.8% from $803,000 at May 1, 2010 to $780,000 at April 30, 2011 primarily due to a planned reduction of store inventory levels. We anticipate average inventory per Michaels store at the end of fiscal 2011 to be down compared to the end of fiscal 2010.

Cash Flow from Investing Activities

Cash flow used in investing activities represents the following capital expenditure activities:

	Quarter Ended
	April 30,	May 1,
	2011	2010
	(in millions)
New and relocated stores and stores not yet opened (1)	$4	$5
Existing stores	5	5
Information systems	4	3
Corporate and other	2	1
	$15	$14

(1)                                In the first quarter of fiscal 2011, we incurred capital expenditures related to the opening of five Michaels stores and the relocation of four Michaels stores. In the first quarter of fiscal 2010, we incurred capital expenditures related to the opening of five Michaels stores and the relocation of seven Michaels stores.

Cash Flow from Financing Activities

Cash flow used in financing activities during the first quarter of fiscal 2011 was $166 million compared to $151 million during the first quarter of fiscal 2010.  The $15 million increase was due in part to the repurchase of $93 million face value of our 13% Subordinated Discount Notes in the first quarter of fiscal 2011, for which we paid an additional $4 million in purchase premiums and third party fees. In addition, we made a voluntary prepayment of $50 million on our senior secured term loan facility during the first quarter of fiscal 2011. In fiscal 2010, we made an excess cash flow payment on our senior secured term loan facility of $118 million and paid $19 million in debt issuance costs related to the amendment to the senior secured asset-based revolving credit facility.

As noted above, during the first quarter of fiscal 2011, we completed an open market repurchase of $93 million face value, or $87 million accreted value, of our outstanding 13% Subordinated Discount Notes due 2016 (“Subordinated Discount Notes”). Pursuant to the terms of the repurchase, we agreed to pay the holders of the Subordinated Discount Notes face value plus a 3.25% purchase premium for a total consideration of $1,032.50 per $1,000 face value.

In accordance with ASC 470, we recorded a loss of $11 million in the first quarter of fiscal 2011 related to the early extinguishment of the repurchased Subordinated Discount Notes.  The $11 million loss is comprised of $8 million to recognize the unrealized interest accretion and write off of related debt issuance costs, as well as $3 million in purchase premiums.

Non-GAAP Measures

The following table sets forth the Company’s Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”). The Company defines EBITDA as net income before interest, income taxes, discontinued operations, depreciation and amortization. Additionally, the table presents Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”).  The Company defines Adjusted EBITDA as EBITDA adjusted for certain defined amounts that are added to, or subtracted from, EBITDA (collectively, the “Adjustments”) in accordance with the Company’s $2.4 billion senior secured term loan facility and $850 million senior secured asset-based revolving credit facilities. The Adjustments are described in further detail in the table, and the footnotes to the table below.

The Company has presented EBITDA and Adjusted EBITDA to provide investors with additional information to evaluate our operating performance and our ability to service our debt.  The Company uses EBITDA, among other metrics, to evaluate operating performance, to plan and forecast future periods’ operating performance and as an element of its incentive compensation targets. Adjusted EBITDA is a required calculation under the Company’s senior secured term loan facility and its senior secured asset-based revolving credit facilities. As it relates to the senior secured term loan facility, Adjusted EBITDA is used in the calculations of fixed charge coverage and leverage ratios, which, under certain circumstances may result in limitations on the Company’s ability to make restricted payments as well as the determination of mandatory repayments of the loans. Under the senior secured asset-based revolving facility, Adjusted EBITDA is used in the calculation of fixed charge coverage ratios, which under certain circumstances, may restrict the Company’s ability to make certain payments (characterized as restricted payments), investments (including acquisitions) and debt repayments.

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

The table below shows a reconciliation of EBITDA and Adjusted EBITDA to net income and net cash provided by operating activities.

	Quarter Ended
	April 30,	May 1,
	2011	2010

Net cash provided by operating activities	$19	$27
Depreciation and amortization	(25)	(26)
Share-based compensation	(2)	(2)
Debt issuance costs amortization	(4)	(5)
Accretion of long-term debt	(13)	(12)
Change in fair value of interest rate cap	(2)	(10)
Loss on early extinguishment of debt	(11)	—
Changes in assets and liabilities	75	41
Net income	37	13
Interest expense	65	68
Loss on early extinguishment of debt	11	—
Income tax provision	23	17
Depreciation and amortization	25	26
EBITDA	161	124
Adjustments:
Share-based compensation	2	2
Sponsor Fees	3	3
Termination expense	1	—
Pre-opening costs	1	1
Foreign currency translation gains	(3)	(3)
Store closing costs	—	1
Loss on interest rate cap	2	10
Other (1)	1	—
Adjusted EBITDA	$168	$138

(1)      Other adjustments relate to items such as the moving & relocation expenses, franchise taxes, foreign currency hedge and legal settlements.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements” an amendment to ASC topic 820, “Fair Value Measurements and Disclosures.” ASU 2010-06 expands disclosure requirements related to fair value measurements including (i) separately disclosing the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describing the reasons for the transfers and (ii) presenting separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. We adopted all requirements of ASU 2010-06 related to significant transfers in and out of Level 1 and Level 2 fair value measurements on January 31, 2010, with no material impact on our consolidated financial statements. We adopted the new disclosure requirements related to the Level 3 activity on January 30, 2011, with no material impact on our consolidated financial statements. See Note 6 for further information regarding fair value measurements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to fluctuations in exchange rates between the US and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, costs and expenses of our Canadian subsidiaries, when translated into US dollars, can fluctuate due to exchange rate movement. As of April 30, 2011, a 10% increase or decrease in the exchange rate of the US and Canadian dollar would not materially affect net income.

We have market risk exposure arising from changes in interest rates on our senior secured term loan facility. The interest rates on our Senior Credit Facilities will reprice periodically, which will impact our earnings and cash flow. The interest rates on our notes are fixed.  Based on our overall interest rate exposure to variable rate debt outstanding as of April 30, 2011, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by approximately $20 million. A 1% increase in interest rates would decrease the fair value of our long-term fixed rate debt by approximately $49 million. A 1% decrease in interest rates would increase the fair value of our long-term fixed rate debt by approximately $53 million.  A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

During fiscal 2009, we purchased an interest rate cap to limit the variability of cash flows associated with our interest payments on our senior secured term loan facility that result from fluctuations in the three-month LIBOR rate. The cap limits our interest exposure on a notional value of $2.0 billion to the lesser of the three-month LIBOR rate or 7.0%.  The term of the cap is from April 15, 2009 through April 15, 2015. The fair value of the cap as of April 30, 2011 was $4 million and is included in Other assets on the Consolidated Balance Sheet. The change in fair value of the cap for the quarter ended April 30, 2011, resulted in a loss of $2 million and is recorded in Other (income) and expense, net in the Consolidated Statement of Operations. A 1% increase in the interest rates would increase income before income taxes by approximately $9 million. A 1% decrease in the interest rates would decrease income before income taxes by approximately $4 million.

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

Item 1A. Risk Factors

Information regarding the Company’s risk factors appears in Item 1A. Risk Factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011other than the risk factors set forth below:

Failure to Adequately Maintain Security and Prevent Unauthorized Access to Electronic and Other Confidential Information and Data Breaches such as the Recent Payment Card Terminal Tampering Could Materially Adversely Affect Our Financial Condition and Operating Results

Network Security

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

Data Breaches

On May 3, 2011, we were advised by the U.S. Secret Service that they were investigating certain fraudulent debit card transactions that occurred on accounts that had been used for legitimate purchases in selected Michaels stores.  A subsequent internal investigation revealed that (as of the date of this filing) approximately 90 payment card terminals in certain Michaels stores had been physically tampered with, potentially resulting in the compromise of customer debit and credit card information.  The Company continues to cooperate with various governmental entities and law enforcement authorities in investigating the payment card terminal tampering, but we do not know the full extent of any fraudulent use of such information.  One consumer class action lawsuit has been filed against the Company as a result of the tampering and additional litigation may be filed.  Various other claims may be otherwise asserted against us for which we may be responsible, on behalf of customers, banks, payment card companies and stockholders seeking damages allegedly arising out of the payment card terminal tampering and other related relief. In addition, payment card companies and associations may seek to impose fines by reason of the tampering.  We do not have sufficient information to reasonably estimate losses we may incur arising from the payment card terminal tampering. Such losses could be material to our results of operations and financial condition.

Improper activities by third parties, advances in technical capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a further compromise or breach of our payment card terminals or other payment systems. Any such further compromises or breaches could cause interruptions in our operations, damage to our reputation and customers’ willingness to shop in our stores, and subject us to additional costs and potential litigation, liability, fines and penalties, resulting in a possible material adverse impact on our financial condition and results of operations.

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

Dated: May 26, 2011

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