Form 10-Q
period 2011-07-30
MICHAELS STORES INC
filed 2011-08-25
CIK 740670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2011

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

As of August 22, 2011, 118,714,729 shares of the Registrant’s Common Stock were outstanding.

*The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

MICHAELS STORES, INC.

FORM 10-Q

MICHAELS STORES, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	July 30,	January 29,	July 31,
	2011	2011	2010
ASSETS
Current assets:
Cash and equivalents	$27	$319	$69
Merchandise inventories	897	826	888
Prepaid expenses and other	79	73	70
Deferred income taxes	56	56	42
Income tax receivable	27	1	31
Total current assets	1,086	1,275	1,100
Property and equipment, at cost	1,376	1,329	1,276
Less accumulated depreciation	(1,066)	(1,028)	(981)
Property and equipment, net	310	301	295
Goodwill	95	95	94
Debt issuance costs, net of accumulated amortization of $66, $60, and $65, respectively	62	72	80
Deferred income taxes	18	18	8
Other assets	6	9	7
Total non-current assets	181	194	189
Total assets	$1,577	$1,770	$1,584

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$250	$273	$222
Accrued liabilities and other	332	384	321
Current portion of long-term debt	140	1	1
Income taxes payable	4	29	1
Total current liabilities	726	687	545
Long-term debt	3,387	3,667	3,707
Deferred income taxes	4	4	2
Other long-term liabilities	75	76	84
Total long-term liabilities	3,466	3,747	3,793
	4,192	4,434	4,338
Commitments and contingencies
Stockholders’ deficit:
Common Stock, $0.10 par value, 220,000,000 shares authorized; 118,294,503 shares issued and outstanding at July 30, 2011; 118,419,850 shares issued and outstanding at January 29, 2011; 118,389,571 shares issued and outstanding at July 31, 2010	12	12	12
Additional paid-in capital	44	43	39
Accumulated deficit	(2,679)	(2,726)	(2,812)
Accumulated other comprehensive income	8	7	7
Total stockholders’ deficit	(2,615)	(2,664)	(2,754)
Total liabilities and stockholders’ deficit	$1,577	$1,770	$1,584

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

(Unaudited)

	Quarter Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Net sales	$857	$831	$1,810	$1,732
Cost of sales and occupancy expense	529	520	1,089	1,067
Gross profit	328	311	721	665
Selling, general, and administrative expense	241	233	495	478
Related party expenses	4	4	7	7
Store pre-opening costs	1	—	2	1
Operating income	82	74	217	179
Interest expense	61	70	126	138
Loss on early extinguishment of debt	4	—	15	—
Other (income) and expense, net	1	4	—	11
Income before income taxes	16	—	76	30
Provision for income taxes	6	1	29	18
Net income (loss)	$10	$(1)	$47	$12

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	July 30,	July 31,
	2011	2010
Operating activities:
Net income	$47	$12
Adjustments:
Depreciation and amortization	50	52
Share-based compensation	4	4
Debt issuance costs amortization	8	9
Accretion of long-term debt	24	24
Change in fair value of interest rate cap	3	13
Change in fair value of contingent consideration	(1)	—
Loss on early extinguishment of debt	15	—
Changes in assets and liabilities:
Merchandise inventories	(71)	(15)
Prepaid expenses and other	(6)	2
Accounts payable	(12)	(9)
Accrued interest	(10)	(2)
Accrued liabilities and other	(48)	(29)
Income taxes payable	(51)	(41)
Other long-term liabilities	—	3
Net cash (used in) provided by operating activities	(48)	23

Investing activities:
Additions to property and equipment	(46)	(33)
Net cash used in investing activities	(46)	(33)

Financing activities:
Borrowings on asset-based revolving credit facility	2	48
Payments on asset-based revolving credit facility	—	(48)
Repurchase of subordinated discount notes due 2016	(129)	—
Repayments on senior secured term loan facility	(50)	(118)
Payment of debt issuance costs	—	(19)
Repurchase of Common Stock	(5)	—
Proceeds from stock options exercised	1	—
Change in cash overdraft	(17)	—
Other	—	(1)
Net cash used in financing activities	(198)	(138)

Decrease in cash and equivalents	(292)	(148)
Cash and equivalents at beginning of period	319	217
Cash and equivalents at end of period	$27	$69

Supplemental Cash Flow Information:
Cash paid for interest	$103	$105
Cash paid for income taxes	$75	$58

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter and Six Months Ended July 30, 2011

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

Because of the seasonal nature of our business, the results of operations for the quarter ended July 30, 2011 are not indicative of the results to be expected for the entire year.

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. All references herein to “fiscal 2011” relate to the 52 weeks ending January 28, 2012, and all references to “fiscal 2010” relate to the 52 weeks ended January 29, 2011. In addition, all references herein to “the second quarter of fiscal 2011” relate to the 13 weeks ended July 30, 2011, and all references to “the second quarter of fiscal 2010” relate to the 13 weeks ended July 31, 2010. Finally, all references to “the six months ended July 30, 2011” relate to the 26 weeks ended July 30, 2011, and “the six months ended July 31, 2010” relate to the 26 weeks ended July 31, 2010.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” an amendment to ASC topic 220, “Comprehensive Income.” ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The amended guidance, which must be applied retroactively, is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. We will adopt all requirements of ASU 2011-05 on January 29, 2012, the beginning of our 2012 fiscal year.

Note 2.  Share-Based Compensation

The 2006 Equity Incentive Plan (“2006 Plan”) provides for the grant of share-based awards exercisable for up to 14.2 million shares of Common Stock. As of July 30, 2011, there were 10.7 million stock option awards outstanding. In addition, there were a total of 579,661 shares of restricted stock outstanding under the 2006 Plan, of which 159,435 are vested. 2.8 million shares of Common Stock remain available for grant under the 2006 Plan. The table below sets forth a summary of stock option activity for the six months ended July 30, 2011:

Six Months Ended
July 30, 2011
(in millions)

Outstanding at beginning of period	10.9
Granted	0.1
Exercised	(0.1)
Cancelled/Forfeited	(0.2)
Outstanding at end of period	10.7

Generally, awards granted under the 2006 Plan vest ratably over five years and expire eight years from the grant date. The exercise prices of the options ranged from $7.50 per share to $22.50 per share, as determined by the Board of Directors. Share-based compensation expense associated with the stock options and the restricted stock was $2 million for the second quarter of each of fiscal 2011 and fiscal 2010 and $4 million during each of the six months ended July 30, 2011 and July 31, 2010.

Note 3.  Debt

Our outstanding debt is detailed in the table below.  We were in compliance with the terms and conditions of all debt agreements for all periods presented.

	July 30, 2011	January 29, 2011	July 31, 2010	Interest Rate
	(in millions)

Senior secured term loan	$1,996	$2,046	$2,156	Variable
Senior notes due 2014	—	—	750	10.000%
Senior notes due 2018	795	794	—	7.750%
Senior subordinated notes	400	400	400	11.375%
Subordinated discount notes	334	427	401	13.000%
Asset-based revolving credit facility	2	—	—	Variable
Other	—	1	1	5.970%
Total debt	3,527	3,668	3,708
Less current portion	140	1	1
Long-term debt	$3,387	$3,667	$3,707

7 3/4% Senior Notes due 2018

On October 21, 2010, we issued $800.0 million aggregate principal amount of 7¾% Senior Notes that mature on November 1, 2018 (the “2018 Senior Notes”), which were sold at a discounted price of 99.262% of face value, resulting in an effective interest rate of 7 7/8%. The 2018 Senior Notes are guaranteed, jointly and severally, on an unsecured senior basis, by each of our subsidiaries that guarantee indebtedness under our senior secured asset-based revolving credit facility and senior secured term loan facility.

In connection with the issuance of the 2018 Senior Notes, we entered into a registration rights agreement. Under the terms of the registration rights agreement, we were required to file, and did initially file on April 28, 2011, an exchange offer registration statement, as amended (the “Exchange Offer Registration Statement”), enabling holders to exchange the 2018 Senior Notes for registered notes with terms identical in all material respects to the terms of the 2018 Senior Notes, except the exchange notes would be freely tradable. We also agreed to use our reasonable best efforts to have the Exchange Offer Registration Statement declared effective by the Securities and Exchange Commission (the “SEC”) no later than 360 days after the date of the issuance of the 2018 Senior Notes. On June 20, 2011, the Exchange Offer Registration Statement was declared effective by the SEC. We completed the exchange offer on August 1, 2011.

13%  Subordinated Discount Notes due 2016

During the second quarter of fiscal 2011, we completed open market repurchases of our outstanding 13% Subordinated Discount Notes due 2016 (“Subordinated Discount Notes”) totaling $31 million face value, or $29 million accreted value. During the first six months of fiscal 2011, we completed open market repurchases of our outstanding Subordinated Discount Notes totaling $124 million face value, or $116 million accreted value. Pursuant to the terms of the repurchases, we agreed to pay the holders of the Subordinated Discount Notes face value plus a purchase premium.

In accordance with ASC 470, Debt, we recorded a loss of $4 million and $15 million during the second quarter and first six months of fiscal 2011, respectively, related to the early extinguishment of the repurchased Subordinated Discount Notes.  The $4 million loss is comprised of $2 million to recognize the unrealized interest accretion and write off of related debt issuance costs, as well as $2 million in purchase premiums. The $15 million loss is comprised of $10 million to recognize the unrealized interest accretion and write off of related debt issuance costs, as well as $5 million in purchase premiums.

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

The borrowing base under the senior secured asset-based revolving credit facility equals the sum of (i) 90% of eligible credit card receivables and debit card receivables; (ii) between 85% and 87.5% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit; and (iii) a percentage of eligible in-transit inventory, less certain reserves. As of July 30, 2011, the borrowing base was $642 million, of which we had $2 million of outstanding borrowings, $58 million of outstanding letters of credit, and $582 million of excess availability.

Note 4.  Comprehensive Income (Loss)

Our comprehensive income (loss), net of related tax, is as follows:

	Quarter Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(in millions)

Net income (loss)	$10	$(1)	$47	$12
Other comprehensive income:
Foreign currency translation adjustment and other	—	—	1	1
Comprehensive income	$10	$(1)	$48	$13

Accumulated other comprehensive income, net of tax, is reflected in the Consolidated Balance Sheets as follows:

Foreign Currency Translation and Other
(in millions)
Balance at January 29, 2011	$7
Foreign currency translation adjustment	1
Balance at July 30, 2011	$8

Note 5.  Derivative Instruments

We are exposed to fluctuations in interest rates on our senior secured term loan facility. During fiscal 2009, we purchased an interest rate derivative with the objective to cap our exposure to interest rate increases on our senior secured term loan facility that result from fluctuations in the three-month LIBOR rate. The cap limits our interest exposure on a notional value of $2.0 billion to the lesser of the three-month LIBOR rate or 7.0%.  The term of the cap extends to the first quarter of fiscal 2015. The interest rate cap does not qualify for hedge accounting under ASC 815, Derivatives and Hedging. The fair value of the cap as of July 30, 2011, January 29, 2011 and July 31, 2010 was $3 million, $6 million and $5 million, respectively, and is included in Other assets on the Consolidated Balance Sheets. The change in fair value of the cap for the quarter and six months ended July 30, 2011 resulted in a loss of $1 million and a loss of $3 million, respectively. The change in fair value of the cap for the quarter and six months ended July 31, 2010, resulted in a loss of $3 million and a loss of $13 million, respectively. These amounts are recorded in Other (income) and expense, net in the Consolidated Statements of Operations.

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

•                  Level 3 — Instruments whose significant inputs are unobservable.

The following table presents net financial assets (liabilities) accounted for at fair value on a recurring basis as of July 30, 2011 (in millions):

	Level 1	Level 2	Level 3	Total
Interest Rate Cap	$—	$3	$—	$3
Contingent consideration	$—	$—	$(3)	$(3)

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

In connection with the acquisition of certain assets of ScrapHD, the Company has a contingent obligation, to be paid in cash, to the owners of ScrapHD based on future operating performance. The fair value of this contingent consideration is determined using an expected present value technique. Expected operating results are determined using the probability-weighted average of possible outcomes that would occur should certain financial metrics be reached. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the future financial performance of the business to estimate the fair value of the liability which was then discounted to present value using the weighted average cost of capital. The weighted average cost of capital was derived from comparable companies and management’s estimates. The contingent consideration was established at the time of acquisition and will be evaluated at each reporting period. We reduced the fair value of our contingent consideration liability from $4 million as of January 29, 2011 to $3 million as of July 30, 2011. The $1 million gain from the change in the fair value of the contingent consideration is recorded in Selling, general, and administrative expense on the Consolidated Statements of Operations. The liability is recorded in Other long-term liabilities on the Consolidated Balance Sheets.

We apply fair value techniques on a non-recurring basis for the establishment of potential impairment loss related to goodwill pursuant to ASC 350, Intangibles—Goodwill and Other and determining the fair value of long-lived assets pursuant to ASC 360, Property, Plant, and Equipment. During the quarter and six months ended July 30, 2011, there were no events or changes in circumstances indicating the carrying amounts of our long-lived assets may not be recoverable.

The table below provides the carrying and fair values of our loan and notes as of July 30, 2011. The fair value of these debt instruments was determined based on quoted market prices or recent trades.

	Carrying Value	Fair Value
	(in millions)
Senior secured term loan	$1,996	$1,971
Senior notes	795	799
Senior subordinated notes	400	429
Subordinated discount notes	334	356

Note 7.  Income Taxes

The effective tax rate was 36.7 % for the second quarter of fiscal 2011. During the second quarter of fiscal 2010, we recorded a tax provision of $1 million, primarily due to additional expense related to discrete items. As a result of our low income base for the second quarter of fiscal 2010, our effective rate was highly sensitive to changes caused by discrete items and permanent differences (i.e. differences between book income and tax income that are not expected to reverse in future periods).

The effective tax rate was 38.3 % for the first six months of fiscal 2011. The effective tax rate was 59.8% for the first six months of fiscal 2010. The higher rate in fiscal 2010 was due primarily to additional expense to correct the federal deferred tax liability relating to state income taxes. We currently estimate our annualized effective tax rate for fiscal 2011 to be 37.8%.

Note 8.  Commitments and Contingencies

We are involved in ongoing legal and regulatory proceedings.  Other than those described in the following paragraphs, there were no material changes to our disclosures of commitments and contingencies from our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 and our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011.

Employee Claims

Ragano Claim

On July 11, 2011, the Company was served with a lawsuit filed on July 5, 2011 in the California Superior Court in and for the County of San Mateo by Anita Ragano, as a purported class action proceeding on behalf of Ragano and all current and former hourly retail employees employed by Michaels stores in California.  We removed the matter to the United States District Court for the Northern District of California on August 9, 2011.  The lawsuit alleges that Michaels stores failed to pay all wages and overtime, failed to provide its hourly employees with adequate meal and rest breaks (or compensation in lieu thereof), failed to timely pay final wages, unlawfully withheld wages and failed to provide accurate wage statements and further alleges that the foregoing conduct was in breach of various laws, including California’s unfair competition law.  The plaintiff seeks injunctive relief, compensatory damages, meal and rest break penalties, waiting time penalties, interest, and attorneys’ fees and costs. We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We are unable to estimate a range of loss, if any, in this case.

Consumer Class Action Claims

Zip Code Claims

On August 15, 2008, Linda Carson, a consumer, filed a purported class action proceeding against Michaels Stores, Inc. in the Superior Court of California, County of San Diego (“San Diego Superior Court”), on behalf of herself and all similarly-situated California consumers. The Carson lawsuit alleges that Michaels unlawfully requested and recorded personally identifiable information (i.e., her zip code) as part of a credit card transaction. The plaintiff sought statutory penalties, costs, interest, and attorneys’ fees. We contested certification of this claim as a class action and filed a motion to dismiss the claim. On March 9, 2009, the Court dismissed the case with prejudice. The plaintiff appealed this decision to the California Court of Appeal for the Fourth District, San Diego. On July 22, 2010, the Court of Appeal upheld the dismissal of the case. The plaintiff appealed this decision to the Supreme Court of California (“California Supreme Court”). On September 29, 2010, the California Supreme Court granted the plaintiff’s petition for review; however, it stayed any further proceedings in the case until another similar zip code case pending before the court, Pineda v. Williams-Sonoma, was decided. On February 10, 2011, the California Supreme Court ruled, in the Williams-Sonoma case, that zip codes are personally identifiable information and therefore the Song-Beverly Credit Card Act of 1971, as amended (“Song Act”) prohibits businesses from requesting or requiring zip codes in connection with a credit card transaction. On or about April 6, 2011, the Supreme Court transferred the Carson case back to the Court of Appeal with directions to the Court to reconsider its decision in light of Pineda decision. Upon reconsideration the Court of Appeal remanded the case back to the San Diego Superior Court. We are reviewing the matter in light of this recent decision and, at this time, we are unable to estimate a range of loss, if any, in this case. Additionally, since the California Supreme Court decision on February 10, 2011, three additional purported class action lawsuits alleging violations of the Song Act have been filed against the Company: Carolyn Austin v. Michaels Stores, Inc. and Tiffany Heon v. Michaels Stores, Inc., both in the San Diego Superior Court and Sandra A. Rubinstein v. Michaels Stores, Inc. in the Superior Court of California, County of Los Angeles, Central Division.  Unopposed motions to coordinate these actions have been filed. Also, relying in part on the California Supreme Court decision, an additional purported class action lawsuit was filed on May 20, 2011 against the Company: Melissa Tyler v. Michaels Stores, Inc. in the United States District Court-District of Massachusetts, alleging violation of a similar Massachusetts statute regarding the collection of personally identifiable information in connection with a credit card transaction. A Motion to Dismiss the claims was filed and is currently pending.  We intend to vigorously defend each of these cases and we are unable, at this time, to estimate a range of loss, if any.

Gift Card Claims

On April 9, 2010, Ross Rattray, a consumer, filed a purported class action proceeding against Michaels Stores, Inc. in the San Diego Superior Court, on behalf of himself and all similarly-situated California consumers. The Rattray lawsuit alleges causes of action for unlawful and unfair business practices and false advertising under the California Business and Professions Code, and a violation of the Consumer Legal Remedies Act, for misrepresentation that Michaels gift cards are not redeemable for cash and for failure to disclose that the plaintiff could redeem the unused cash balance on a gift card when the value fell below $10.00. On March 15, 2011, the matter was mediated and a tentative settlement agreement was reached with the plaintiff for an immaterial amount, which continues to be subject to Court approval. Subsequently, on April 25, 2011, Shirley Polak and Billie Lavrov, consumers, filed a purported class action proceeding against Michaels Stores, Inc. in the County of Los Angeles Superior Court, on behalf of themselves and all similarly-situated California consumers. The Polak/ Lavrov complaint significantly mirrors the claims in the Rattray case and the matter was settled for an immaterial amount.

Data Breach Claims

Payment Card Terminal Tampering

On May 3, 2011, we were advised by the U.S. Secret Service that they were investigating certain fraudulent debit card transactions that occurred on accounts that had been used for legitimate purchases in selected Michaels stores. A subsequent internal investigation revealed that approximately 90 payment card terminals in certain Michaels stores had been physically tampered with, potentially resulting in customer debit and credit card information to be compromised. We have since removed and replaced approximately 7,200 payment card terminals comparable to the identified tampered payment card terminals from our Michaels stores.  The Company continues to cooperate with various governmental entities and law enforcement authorities in investigating the payment card terminal tampering, but we do not know the full extent of any fraudulent use of such information.

On May 18, 2011, Brandi F. Ramundo, a consumer, filed a purported class action proceeding against Michaels Stores, Inc. in the United States District Court for the Northern District of Illinois, on behalf of herself and all similarly-situated U.S. consumers. The Ramundo lawsuit alleges that Michaels failed to take commercially reasonable steps to protect consumer financial data, and was in breach of contract and various laws, including the Federal Stored Communications Act and the Illinois Consumer Fraud and Deceptive Practices Act. The plaintiff seeks compensatory, statutory and punitive damages, costs, credit card fraud monitoring services, interest and attorneys’ fees. Subsequently three additional purported class action lawsuits significantly mirroring the claims in the Ramundo complaint were filed against the Company: Mary Allen v. Michaels Stores, Inc., Kimberly Siprut v. Michaels Stores, Inc., and Jeremy Williams v. Michaels Stores, Inc., all in the United States District Court for the Northern District of Illinois. On July 8, 2011, a Consolidated Amended Class Action Complaint styled In re Michaels Stores Pin Pad Litigation (“In Re Michaels Stores Consolidated Complaint”) was filed in the United States District Court for the Northern District of Illinois and on August 8, 2011, we filed a Motion to Dismiss the In Re Michaels Stores Consolidated Complaint.  We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We are unable to estimate a range of loss, if any, in the case.

Two additional purported class action lawsuits significantly mirroring the claims in the In Re Michaels Stores Consolidated Complaint have been filed against the Company in New Jersey: Sara Rosenfeld and Ilana Soffer v. Michaels Stores, Inc. filed in the Superior Court of New Jersey on July 7, 2011 and removed to the United States District Court of New Jersey on August 5, 2011; and Lori Wilson v. Michaels Stores, Inc. filed in the Superior Court of New Jersey on August 10, 2011.  We believe we have meritorious defenses and intend to defend the lawsuits vigorously. We are unable to estimate a range of loss, if any, in these cases.

Pricing and Promotions Inquiry

On or about February 11, 2011, the Company received a notice of investigation and a subpoena from the New York State Attorney General requiring the production of certain documents relating to the frequency of the Company’s pricing promotions and advertisements. We have fully cooperated in the investigation and implemented certain modifications to our custom framing promotional activities in connection with the same. We have settled the matter with the New York State Attorney General’s office through the payment of a fine and other consideration pursuant to an Assurance of Discontinuance, the amounts of which are not considered to be material by the Company.

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

	Quarter Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(in millions)

Income before income taxes	$16	$—	$76	$30
Interest expense	61	70	126	138
Loss on early extinguishment of debt	4	—	15	—
Depreciation and amortization	25	26	50	52
EBITDA	$106	$96	$267	$220

Our sales and assets by country are as follows:

	Quarter Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(in millions)
Net Sales:
United States	$778	$760	$1,645	$1,585
Canada	79	71	165	147
Consolidated Total	$857	$831	$1,810	$1,732

Total Assets:
United States	$1,492	$1,506	$1,492	$1,506
Canada	85	78	85	78
Consolidated Total	$1,577	$1,584	$1,577	$1,584

Note 10.  Related Party Transactions

We pay annual management fees to Bain Capital Partners, LLC and The Blackstone Group (collectively, together with their applicable affiliates, the “Sponsors”) and Highfields Capital Management LP in the amount of $12 million and $1 million, respectively. We recognized $4 million of expense related to annual management fees during the second quarter of each of fiscal 2011 and fiscal 2010, respectively, and $7 million during each of the six months ended July 30, 2011 and July 31, 2010. These expenses are included in related party expenses on the Consolidated Statements of Operations.

Bain Capital owns a majority equity position in an external vendor we utilized to print our circular advertisements. During the first quarter of fiscal 2011, we stopped utilizing this vendor for these services.  Payments associated with this vendor during the second quarter of fiscal 2010 were $5 million.  Payments for the six months ended July 30, 2011 and July 31, 2010 were $6 million and $14 million, respectively.  These expenses are included in Selling, general and administrative expense on the Consolidated Statements of Operations.

Bain Capital owns a majority equity position in an external vendor we began utilizing for print procurement services during the fourth quarter of fiscal 2010.  Payments associated with this vendor during the three and six months ended July 30, 2011, were $1 million and $2 million, respectively. These expenses are included in Selling, general and administrative expense on the Consolidated Statements of Operations.

The Blackstone Group owns a majority equity position in an external vendor we utilize to count our store inventory. Payments associated with this vendor during the second quarter fiscal 2011 and fiscal 2010 were $2 million and $1 million, respectively.  Payments for each of the six months ended July 30, 2011 and July 31, 2010 were $4 million and $3 million, respectively.  These expenses are included in Selling, general and administrative expense on the Consolidated Statements of Operations.

The Blackstone Group owns a majority equity position in an external vendor we utilize for all of the candy-type items in our stores.  Payments associated with this vendor during the second quarter of fiscal 2011 and fiscal 2010 were $6 million and $5 million, respectively. Payments for the six months ended July 30, 2011, and July 31, 2010, were $12 million and $9 million, respectively. These expenses are recognized in cost of sales as the sales are recorded.

The Company periodically provides officers of Michaels Stores, Inc. and its subsidiaries the opportunity to purchase shares of our Common Stock. There were no shares sold to officers during first six months of each of fiscal 2011 and fiscal 2010.  Also, during the second quarter of fiscal 2011 and the six months ended July 30, 2011, we repurchased 169,334 and 174,667 shares, respectively, from officers who are no longer with the Company.  There were no shares repurchased during the first six months of fiscal 2010.

Note 11.  Condensed Consolidating Financial Information

All obligations of Michaels Stores, Inc. under the Senior notes, Senior subordinated notes, Subordinated discount notes, senior secured term loan facility, and senior secured asset-based revolving credit facility are guaranteed by each of our subsidiaries other than Aaron Brothers Card Services, LLC and Artistree of Canada, ULC. As of July 30, 2011, the financial statements of Aaron Brothers Card Services, LLC and Artistree of Canada, ULC were immaterial. Each subsidiary guarantor is 100% owned by the parent and all guarantees are joint and several.

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

Supplemental Condensed Consolidating Balance Sheet

	July 30, 2011
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$27	$—	$—	$27
Merchandise inventories	583	314	—	897
Intercompany receivables	—	416	(416)	—
Other	138	24	—	162
Total current assets	748	754	(416)	1,086
Property and equipment, net	245	65	—	310
Goodwill	95	—	—	95
Investment in subsidiaries	454	—	(454)	—
Other assets	85	1	—	86
Total assets	$1,627	$820	$(870)	$1,577

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1	$249	$—	$250
Accrued liabilities and other	227	105	—	332
Current portion of long-term debt	140	—	—	140
Intercompany payable	416	—	(416)	—
Other	4	—	—	4
Total current liabilities	788	354	(416)	726
Long-term debt	3,387	—	—	3,387
Other long-term liabilities	67	12	—	79
Total stockholders’ (deficit) equity	(2,615)	454	(454)	(2,615)
Total liabilities and stockholders’ (deficit) equity	$1,627	$820	$(870)	$1,577

Supplemental Condensed Consolidating Balance Sheet

	January 29, 2011
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$309	$10	$—	$319
Merchandise inventories	571	255	—	826
Intercompany receivables	—	348	(348)	—
Other	113	17	—	130
Total current assets	993	630	(348)	$1,275
Property and equipment, net	234	67	—	301
Goodwill	95	—	—	95
Investment in subsidiaries	295	—	(295)	—
Other assets	98	1	—	99
Total assets	$1,715	$698	$(643)	$1,770

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$7	$266	$—	$273
Accrued liabilities and other	262	122	—	384
Current portion of long-term debt	1	—	—	1
Intercompany payable	348	—	(348)	—
Other	26	3	—	29
Total current liabilities	644	391	(348)	687
Long-term debt	3,667	—	—	3,667
Deferred income taxes	2	2	—	4
Other long-term liabilities	66	10	—	76
Total stockholders’ (deficit) equity	(2,664)	295	(295)	(2,664)
Total liabilities and stockholders’ (deficit) equity	$1,715	$698	$(643)	$1,770

Supplemental Condensed Consolidating Balance Sheet

	July 31, 2010
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$60	$9	$—	$69
Merchandise inventories	588	300	—	888
Intercompany receivables	—	364	(364)	—
Other	127	16	—	143
Total current assets	775	689	(364)	1,100
Property and equipment, net	226	69	—	295
Goodwill, net	94	—	—	94
Investment in subsidiaries	434	—	(434)	—
Other assets	94	1	—	95
Total assets	$1,623	$759	$(798)	$1,584

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$(2)	$224	$—	$222
Accrued liabilities and other	231	90	—	321
Current portion of long-term debt	1	—	—	1
Intercompany payable	364	—	(364)	—
Other	1	—	—	1
Total current liabilities	595	314	(364)	545
Long-term debt	3,707	—	—	3,707
Other long-term liabilities	75	11	—	86
Total stockholders’ (deficit) equity	(2,754)	434	(434)	(2,754)
Total liabilities and stockholders’ (deficit) equity	$1,623	$759	$(798)	$1,584

Supplemental Condensed Consolidating Statement of Operations

	Quarter Ended July 30, 2011
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$744	$491	$(378)	$857
Cost of sales and occupancy expense	494	413	(378)	529
Gross profit	250	78	—	328
Selling, general, and administrative expense	209	32	—	241
Related party expenses	4	—	—	4
Store pre-opening costs	1	—	—	1
Operating income	36	46	—	82
Interest expense	61	—	—	61
Loss on early extinguishment of debt	4	—	—	4
Other (income) and expense, net	1	—	—	1
Intercompany charges (income)	15	(15)	—	—
Equity in earnings of subsidiaries	61	—	(61)	—
Income before income taxes	16	61	(61)	16
Provision for income taxes	6	23	(23)	6
Net income	$10	$38	$(38)	$10

Supplemental Condensed Consolidating Statement of Operations

	Quarter Ended July 31, 2010
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$724	$481	$(374)	$831
Cost of sales and occupancy expense	493	401	(374)	520
Gross profit	231	80	—	311
Selling, general, and administrative expense	202	31	—	233
Related party expenses	4	—	—	4
Store pre-opening costs	—	—	—	—
Operating income	25	49	—	74
Interest expense	70	—	—	70
Other (income) and expense, net	4	—	—	4
Intercompany charges (income)	15	(15)	—	—
Equity in earnings of subsidiaries	64	—	(64)	—
Income before income taxes	—	64	(64)	—
Provision for income taxes	1	26	(26)	1
Net loss	$(1)	$38	$(38)	$(1)

Supplemental Condensed Consolidating Statement of Operations

	Six Months Ended July 30, 2011
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$1,582	$1,018	$(790)	$1,810
Cost of sales and occupancy expense	1,034	845	(790)	1,089
Gross profit	548	173	—	721
Selling, general, and administrative expense	430	65	—	495
Related party expenses	7	—	—	7
Store pre-opening costs	2	—	—	2
Operating income	109	108	—	217
Interest expense	126	—	—	126
Loss on early extinguishment of debt	15	—	—	15
Other (income) and expense, net	3	(3)	—	—
Intercompany charges (income)	32	(32)	—	—
Equity in earnings of subsidiaries	143	—	(143)	—
Income before income taxes	76	143	(143)	76
Provision for income taxes	29	54	(54)	29
Net income	$47	$89	$(89)	$47

Supplemental Condensed Consolidating Statement of Operations

	Six Months Ended July 31, 2010
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$1,518	$965	$(751)	$1,732
Cost of sales and occupancy expense	1,021	797	(751)	1,067
Gross profit	497	168	—	665
Selling, general, and administrative expense	414	64	—	478
Related party expenses	7	—	—	7
Store pre-opening costs	1	—	—	1
Operating income	75	104	—	179
Interest expense	138	—	—	138
Other (income) and expense, net	14	(3)	—	11
Intercompany charges (income)	31	(31)	—	—
Equity in earnings of subsidiaries	138	—	(138)	—
Income before income taxes	30	138	(138)	30
Provision for income taxes	18	57	(57)	18
Net income	$12	$81	$(81)	$12

Supplemental Condensed Consolidating Statement of Cash Flows

	Six Months Ended July 30, 2011
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net cash used in operating activities	$(47)	$50	$(51)	$(48)

Investing activities:
Cash paid for property and equipment	(37)	(9)	—	(46)

Net cash used in investing activities	(37)	(9)	—	(46)

Financing activities:
Net repayments of long-term debt	(177)	—	—	(177)
Intercompany dividends	—	(51)	51	—
Other financing activities	(21)	—	—	(21)
Net cash used in financing activities	(198)	(51)	51	(198)

Decrease in cash and equivalents	(282)	(10)	—	(292)
Beginning cash and equivalents	309	10	—	319
Ending cash and equivalents	$27	$—	$—	$27

Supplemental Condensed Consolidating Statement of Cash Flows

	Six Months Ended July 31, 2010
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net cash provided by operating activities	$22	$54	$(53)	$23

Investing activities:
Cash paid for property and equipment	(31)	(2)	—	(33)
Net cash used in investing activities	(31)	(2)	—	(33)

Financing activities:
Net repayments of long-term debt	(118)	—	—	(118)
Intercompany dividends	—	(53)	53	—
Other financing activities	(20)	—	—	(20)
Net cash used in financing activities	(138)	(53)	53	(138)

Decrease in cash and equivalents	(147)	(1)	—	(148)
Beginning cash and equivalents	207	10	—	217
Ending cash and equivalents	$60	$9	$—	$69

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

•                  failure to adequately maintain security and prevent unauthorized access to electronic and other confidential information and data breaches such as the recent payment card terminal tampering could materially adversely affect our financial condition and results of operations;

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

General

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31.  All references herein to “fiscal 2011” relate to the 52 weeks ending January 28, 2012 and all references to “fiscal 2010” relate to the 52 weeks ended January 29, 2011. In addition, all references herein to “the second quarter of fiscal 2011” relate to the 13 weeks ended July 30, 2011 and all references to “the second quarter of fiscal 2010” relate to the 13 weeks ended July 31, 2010.  Finally, all references to “the six months ended July 30, 2011” relate to the 26 weeks ended July 30, 2011, and “the six months ended July 31, 2010” relate to the 26 weeks ended July 31, 2010.

The following table sets forth certain of our unaudited operating data:

	Quarter Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Michaels stores:
Retail stores open at beginning of period	1,049	1,028	1,045	1,023
Retail stores opened during the period	5	5	10	10
Retail stores opened (relocations) during the period	4	—	8	7
Retail stores closed during the period	—	—	(1)	—
Retail stores closed (relocations) during the period	(4)	—	(8)	(7)
Retail stores open at end of period	1,054	1,033	1,054	1,033

Aaron Brothers stores:
Retail stores open at beginning of period	136	146	137	152
Retail stores closed during the period	—	(1)	(1)	(7)
Retail stores open at end of period	136	145	136	145

Total store count at end of period	1,190	1,178	1,190	1,178

Other operating data:
Average inventory per Michaels store (in thousands) (1)	$816	$823	$816	$823
Comparable store sales increase (2)	1.8%	2.3%	3.1%	3.6%

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

	Quarter Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	61.7	62.5	60.2	61.6
Gross profit	38.3	37.5	39.8	38.4
Selling, general, and administrative expense	28.1	28.0	27.3	27.6
Related party expenses	0.5	0.5	0.4	0.4
Store pre-opening costs	0.1	0.1	0.1	0.1
Operating income	9.6	8.9	12.0	10.3
Interest expense	7.1	8.4	7.0	8.0
Loss on early extinguishment of debt	0.5	—	0.8	—
Other (income) and expense, net	0.1	0.5	—	0.6
Income before income taxes	1.9	—	4.2	1.7
Provision for income taxes	0.7	0.1	1.6	1.0%
Net income (loss)	1.2%	(0.1)%	2.6%	0.7

Quarter Ended July 30, 2011 Compared to the Quarter Ended July 31, 2010

Net Sales—Net sales increased for the second quarter of fiscal 2011 by $26 million, or 3.1%, over the second quarter of fiscal 2010 due primarily to a $15 million increase in comparable store sales. Comparable store sales increased 1.8% driven by a 2.6% increase in average ticket, partially offset by a 0.8% decrease in customer traffic.  The fluctuation in the exchange rates between the United States and Canadian dollars positively impacted the average ticket by 60 basis points.  Comparable store sales growth was strongest in our bakeware, apparel crafts, and impulse categories. In addition, sales from our non-comparable new stores provided incremental revenue of $11 million.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $9 million to $529 million in the second quarter of fiscal 2011 from $520 million in the second quarter of fiscal 2010 due primarily to a $7 million increase in occupancy costs as a result of opening new stores and higher rent for existing stores, a $7 million increase in freight and distribution costs, and a $6 million increase in merchandise costs associated with higher sales. These amounts were partially offset by a $9 million reduction from improved inventory management.

Cost of sales and occupancy expense decreased 80 basis points as a percentage of net sales to 61.7% for the second quarter of fiscal 2011 from 62.5% for the second quarter of fiscal 2010. Merchandise cost decreased 80 basis points driven by our direct import initiative and improved pricing and promotion management, while increased focus on inventory management contributed 120 basis points to the reduction in cost of sales. These amounts were partially offset by an 80 basis point increase in freight and distribution costs, as well as a 30 basis point increase in occupancy costs for the reasons indicated above.

Selling, General and Administrative Expense—Selling, general and administrative expense was $241 million in the second quarter of fiscal 2011 compared to $233 million in the second quarter of fiscal 2010. Selling, general and administrative expense increased $8 million driven by a $6 million increase in store costs related to operating 21 additional Michaels stores during the second quarter of fiscal 2011 and a $3 million increase in advertising due to digital and targeted marketing campaigns that did not occur last year. These amounts were partially offset by a $2 million decrease in bonus expense due to a lower percentage of profitability levels earned during the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. As a percentage of net sales, selling, general and administrative expense increased 10 basis points due to an increase in advertising for the reasons indicated above.

Related Party Expenses—Related party expenses were $4 million in the second quarter of each of fiscal 2011 and fiscal 2010, consisting of management fees and associated expenses paid to our Sponsors and Highfields Capital Management, LP.

Interest Expense—Interest expense decreased $9 million to $61 million in the second quarter of fiscal 2011 from $70 million in the second quarter of fiscal 2010. The decrease is attributable to a lower average interest rate and a $181 million reduction in our total debt outstanding.

Loss on Early Extinguishment of Debt — We recorded a loss of $4 million related to the early extinguishment of $31 million face value, or $29 million accreted value, of our 13% Subordinated Discount Notes during the second quarter of fiscal 2011. The $4 million loss is comprised of $2 million to recognize the unrealized interest accretion and write off of related debt issuance costs, as well as $2 million of purchase premiums. See Note 3 to the consolidated financial statements for further discussion.

Other(Income) and Expense, net—Other expense in the second quarter of fiscal 2011 is related to a $1 million unfavorable change in the fair value of the interest rate cap as more fully described in Note 5 to the consolidated financial statements.  Other expense in the second quarter of fiscal 2010 was related to a $3 million unfavorable change in the fair value of the interest rate cap and $1 million in foreign exchange rate losses.

Provision for Income Taxes—The effective tax rate was 36.7 % for the second quarter of fiscal 2011. During the second quarter of fiscal 2010, we recorded a tax provision of $1 million, primarily due to additional expense related to discrete items. As a result of our low income base for the second quarter of fiscal 2010, our effective rate was highly sensitive to changes caused by discrete items and permanent differences (i.e. differences between book income and tax income that are not expected to reverse in future periods).

Six Months Ended July 30, 2011 Compared to the Six Months Ended July 31, 2010

Net Sales—Net sales increased for the first six months of fiscal 2011 by $78 million, or 4.5%, over the first six months of fiscal 2010 due primarily to a $54 million increase in comparable store sales. Comparable store sales increased 3.1% due to an increase in average ticket of 2.0%, an increase in the customer traffic of 0.9%, and a positive impact of 0.2% related to deferred custom framing revenue. The fluctuation in the exchange rates between the United States and Canadian dollars positively impacted the average ticket by 50 basis points. Comparable store sales growth was strongest in our bakeware, home accents, and scrapbook accessories categories. In addition, sales from our non-comparable new stores provided incremental revenue of $24 million.

Cost of Sales and Occupancy Expense— Cost of sales and occupancy expense increased $22 million to $1.089 billion for the first six months of fiscal 2011 from $1.067 billion for the first six months of fiscal 2010 due primarily to a $20 million increase in merchandise costs associated with higher sales, a $12 million increase in occupancy costs as a result of opening new stores and higher rent for existing stores, and a $12 million increase in freight and distribution costs. These amounts were partially offset by a $14 million reduction from improved inventory management and a $6 million increase in vendor allowances recognized due to timing of receipt.

Cost of sales and occupancy expense decreased 140 basis points as a percentage of net sales to 60.2% for the first six months of fiscal 2011 from 61.6% for the first six months of fiscal 2010. Merchandise cost decreased 100 basis points driven by our direct import initiative and improved pricing and promotion management, while increased focus on inventory management and the timing of the recognition of vendor allowances contributed 90 basis points and 30 basis points to the reduction in cost of sales, respectively. These amounts were partially offset by a 70 basis point increase in freight and distribution costs.

Selling, General, and Administrative Expense—Selling, general and administrative expense was $495 million for the first six months of fiscal 2011 compared to $478 million for the first six months of fiscal 2010. Selling, general and administrative expense increased $17 million driven by an $11 million increase in store costs related to operating 21 additional Michaels stores during the first six months of fiscal 2011 and a $5 million increase in advertising due to digital and targeted marketing campaigns that did not occur last year. As a percentage of net sales, selling, general and administrative expense decreased 30 basis points due to increased leverage of payroll and group insurance expense from higher comparable store sales.

Related Party Expenses— Related party expenses were $7 million for the first six months of each of fiscal 2011 and fiscal 2010, consisting of management fees and associated expenses paid to our Sponsors and Highfields Capital Management, LP.

Interest Expense—Interest expense decreased $12 million for the first six months of fiscal 2011 compared to the first six months of 2010 due to a lower average interest rate and a $181 million reduction in our total debt outstanding.

Loss on Early Extinguishment of Debt — We recorded a loss of $15 million related to the early extinguishment of $124 million face value, or $116 million accreted value, of our 13% Subordinated Discount Notes during the first six months of fiscal 2011. The $15 million loss is comprised of $10 million to recognize the unrealized interest accretion and write off of related debt issuance costs, as well as $5 million of purchase premiums. See Note 3 to the consolidated financial statements for further discussion.

Other (Income) and Expense, net—Other expense for the first six months of fiscal 2011 is related to a $3 million unfavorable change in the fair value of our interest rate cap offset by $3 million related to foreign exchange rate gains. Other expense for the first six months of fiscal 2010 was related to a $13 million unfavorable change in the fair value of the interest rate cap, partially offset by $2 million related to foreign exchange rate gains.

Provision for Income Taxes— The effective tax rate was 38.3 % for the first six months of fiscal 2011. The effective tax rate was 59.8% for the first six months of fiscal 2010. The higher rate in fiscal 2010 was due primarily to additional expense to correct the federal deferred tax liability relating to state income taxes. We currently estimate our annualized effective tax rate for fiscal 2011 to be 37.8%.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, to purchase inventory, to service our outstanding debt, and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities, and funds available under our senior secured asset-based revolving credit facility will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and growth for the foreseeable future. Our senior secured asset-based revolving credit facility provides senior secured financing of up to $850 million, subject to a borrowing base. As of July 30, 2011, the borrowing base was $642 million, which supported $2 million of outstanding borrowings, $58 million of outstanding letters of credit and provided $582 million of excess availability. Our cash and equivalents decreased $292 million from $319 million at January 29, 2011, to $27 million at July 30, 2011.

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

Cash Flow from Operating Activities

Cash flow used in operating activities during the first six months of fiscal 2011 was $48 million compared to cash provided by operating activities of $23 million during the first six months of fiscal 2010. The $71 million change was primarily due to a $56 million decrease from the timing of inventory purchases and a $16 million decrease as a result of the timing of sales tax payments. In addition, the timing of payments related to accounts payable and accrued liabilities resulted in a decrease of $16 million. These amounts were partially offset by an increase in net income of $25 million before the consideration of the $10 million adverse impact of the change in the fair value of the interest rate cap.

Average inventory per Michaels store (including supporting distribution centers) decreased 0.9% from $823,000 at July 31, 2010 to $816,000 at July 30, 2011 primarily due to a planned reduction of store inventory levels, partially offset by higher freight costs. We anticipate average inventory per Michaels store at the end of fiscal 2011 to be down compared to the end of fiscal 2010.

Cash Flow from Investing Activities

Cash flow used in investing activities represents the following capital expenditure activities:

	Six Months Ended
	July 30,	July 31,
	2011	2010
	(in millions)
New and relocated stores and stores not yet opened (1)	$12	$11
Existing stores	9	10
Information systems	20	9
Corporate and other	5	3
	$46	$33

(1)                                  In the first six months of fiscal 2011, we incurred capital expenditures related to the opening of ten Michaels stores in addition to the relocation of eight Michaels stores. In the first six months of fiscal 2010, we incurred capital expenditures related to the opening of ten Michaels stores in addition to the relocation of seven Michaels stores.

Cash Flow from Financing Activities

Cash flow used in financing activities during the first six months of fiscal 2011 was $198 million compared to $138 million during the first six months of fiscal 2010.  Cash flow used in financing activities for the first six months of fiscal 2011 was impacted by the repurchases of $124 million face value of our 13% Subordinated Discount Notes, for which we paid $5 million in purchase premiums and third party fees. We also made a voluntary prepayment of $50 million on our senior secured term loan facility during the first quarter of fiscal 2011. In the first quarter of fiscal 2010, we made an excess cash flow payment on our senior secured term loan facility of $118 million and paid $19 million in debt issuance costs related to the amendment to the senior secured asset-based revolving credit facility. In addition, we had a $17 million increase from the timing of outstanding checks presented for payment.

As noted above, during the first six months of fiscal 2011, we completed open market repurchases of our outstanding 13% Subordinated Discount Notes due 2016 totaling $124 million face value, or $116 million accreted value. Pursuant to the terms of the repurchases, we agreed to pay the holders of the Subordinated Discount Notes face value plus a purchase premium.

In accordance with ASC 470, we recorded a loss of $15 million in the first six months of fiscal 2011 related to the early extinguishment of the repurchased Subordinated Discount Notes.  The $15 million loss is comprised of $10 million to recognize the unrealized interest accretion and write off of related debt issuance costs, as well as $5 million in purchase premiums.

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

The table below shows a reconciliation of EBITDA and Adjusted EBITDA to net income and net cash provided by operating activities.

	Quarter Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
	(in millions)
Net cash provided by operating activities	$(67)	$(4)	$(48)	$23
Depreciation and amortization	(25)	(26)	(50)	(52)
Share-based compensation	(2)	(2)	(4)	(4)
Debt issuance costs amortization	(4)	(4)	(8)	(9)
Accretion of long-term debt	(11)	(12)	(24)	(24)
Change in fair value of interest rate cap	(1)	(3)	(3)	(13)
Change in fair value of contingent consideration	1		1
Loss on early extinguishment of debt	(4)	—	(15)	—
Changes in assets and liabilities	123	50	198	91
Net income (loss)	10	(1)	47	12
Interest expense	61	70	126	138
Loss on early extinguishment of debt	4	—	15	—
Income tax provision	6	1	29	18
Depreciation and amortization	25	26	50	52
EBITDA	106	96	267	220
Adjustments:
Share-based compensation	2	2	4	4
Sponsor Fees	4	4	7	7
Termination expense	—	—	1	—
Pre-opening costs	1	—	2	1
Multi-year initiatives (1)	1		1
Foreign currency translation losses (gains)	—	1	(3)	(2)
Store closing costs	1	—	1	1
Loss on interest rate cap	1	3	3	13
Other (2)	1	—	2	—
Adjusted EBITDA	$117	$106	$285	$244

(1)          Multi-year initiatives relate to store remodel costs.

(2)          Other adjustments relate to items such as the moving & relocation expenses, franchise taxes, foreign currency hedge and legal settlements

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” an amendment to ASC topic 220, “Comprehensive Income.” ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The amended guidance, which must be applied retroactively, is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. We will adopt all requirements of ASU 2011-05 on January 29, 2012, the beginning of our 2012 fiscal year.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to fluctuations in exchange rates between the US and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, costs and expenses of our Canadian subsidiaries, when translated into US dollars, can fluctuate due to exchange rate movement. As of July 30, 2011, a 10% increase or decrease in the exchange rate of the US and Canadian dollar would have a $1 million impact on net income.

We have market risk exposure arising from changes in interest rates on our senior secured term loan facility. The interest rates on our Senior Credit Facilities will reprice periodically, which will impact our earnings and cash flow. The interest rates on our notes are fixed.  Based on our overall interest rate exposure to variable rate debt outstanding as of July 30, 2011, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by $20 million. A 1% increase in interest rates would decrease the fair value of our long-term fixed rate debt by $44 million. A 1% decrease in interest rates would increase the fair value of our long-term fixed rate debt by $47 million.  A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

During fiscal 2009, we purchased an interest rate cap to limit the variability of cash flows associated with our interest payments on our senior secured term loan facility that result from fluctuations in the three-month LIBOR rate. The cap limits our interest exposure on a notional value of $2.0 billion to the lesser of the three-month LIBOR rate or 7.0%.  The term of the cap is from April 15, 2009 through April 15, 2015. The fair value of the cap as of July 30, 2011 was $3 million and is included in Other assets on the Consolidated Balance Sheet. The change in fair value of the cap for the quarter and six months ended July 30, 2011, resulted in a loss of $1 million and $3 million, respectively, and is recorded in Other (income) and expense, net in the Consolidated Statements of Operations. A 1% increase in the interest rates would increase income before income taxes by $9 million. A 1% decrease in the interest rates would decrease income before income taxes by $3 million.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

By a written consent dated May 18, 2011, holders of 92.8% of the common stock of the Company voted their shares to elect Jill A. Greenthal to the Board to fill the vacancy created by the resignation of Michael S. Chae. The affirmative vote of more than 50% of the stockholders was required to take such action.

Item 6.  Exhibits.

(a) Exhibits:

Exhibit Number	Description of Exhibit
31.1	Certifications of John B. Menzer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Charles M. Sonsteby pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

MICHAELS STORES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAELS STORES, INC.

	By:	/s/ Charles M. Sonsteby
Charles M. Sonsteby
Chief Administrative Officer & Chief Financial Officer
(Principal Financial Officer)

Dated: August 25, 2011

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certifications of John B. Menzer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Charles M. Sonsteby pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase