Form 10-Q
period 2011-10-29
MICHAELS STORES INC
filed 2011-11-18
CIK 740670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2011

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

As of November 14, 2011, 118,697,395 shares of the Registrant’s Common Stock were outstanding.

MICHAELS STORES, INC.

FORM 10-Q

MICHAELS STORES, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	October 29,	January 29,	October 30,
	2011	2011	2010
ASSETS
Current assets:
Cash and equivalents	$111	$319	$115
Merchandise inventories	1,019	826	1,004
Prepaid expenses and other	80	73	78
Deferred income taxes	56	56	41
Income tax receivable	12	1	48
Total current assets	1,278	1,275	1,286
Property and equipment, at cost	1,402	1,329	1,304
Less accumulated depreciation	(1,086)	(1,028)	(1,002)
Property and equipment, net	316	301	302
Goodwill	95	95	95
Debt issuance costs, net of accumulated amortization of $71, $60, and $57, respectively	58	72	78
Deferred income taxes	18	18	8
Other assets	5	9	7
Total non-current assets	176	194	188
Total assets	$1,770	$1,770	$1,776

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$348	$273	$324
Accrued liabilities and other	405	384	361
Current portion of long-term debt	135	1	1
Income taxes payable	7	29	2
Total current liabilities	895	687	688
Long-term debt	3,376	3,667	3,764
Deferred income taxes	4	4	2
Other long-term liabilities	77	76	86
Total long-term liabilities	3,457	3,747	3,852
	4,352	4,434	4,540
Commitments and contingencies
Stockholders’ deficit:
Common Stock, $0.10 par value, 220,000,000 shares authorized; 118,284,809 shares issued and outstanding at October 29, 2011; 118,419,850 shares issued and outstanding at January 29, 2011; 118,419,850 shares issued and outstanding at October 30, 2010	12	12	12
Additional paid-in capital	46	43	41
Accumulated deficit	(2,647)	(2,726)	(2,824)
Accumulated other comprehensive income	7	7	7
Total stockholders’ deficit	(2,582)	(2,664)	(2,764)
Total liabilities and stockholders’ deficit	$1,770	$1,770	$1,776

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

(Unaudited)

	Quarter Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Net sales	$996	$968	$2,806	$2,700
Cost of sales and occupancy expense	594	592	1,683	1,659
Gross profit	402	376	1,123	1,041
Selling, general, and administrative expense	279	269	774	747
Related party expenses	3	3	10	10
Store pre-opening costs	2	2	4	3
Operating income	118	102	335	281
Interest expense	62	69	188	207
Loss on early extinguishment of debt	1	53	16	53
Other (income) and expense, net	4	1	4	12
Income (loss) before income taxes	51	(21)	127	9
Provision (benefit) for income taxes	19	(9)	48	9
Net income (loss)	$32	$(12)	$79	$—

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	October 29,	October 30,
	2011	2010
Operating activities:
Net income	$79	$—
Adjustments:
Depreciation and amortization	75	77
Share-based compensation	7	6
Debt issuance costs amortization	13	14
Accretion of long-term debt	35	37
Change in fair value of interest rate cap	4	15
Change in fair value of contingent consideration	(1)	—
Loss on early extinguishment of debt	16	53
Changes in assets and liabilities:
Merchandise inventories	(193)	(131)
Prepaid expenses and other	(8)	(6)
Accounts payable	85	97
Accrued interest	16	(9)
Accrued liabilities and other	2	18
Income taxes payable	(33)	(57)
Other long-term liabilities	2	1
Net cash provided by operating activities	99	115

Investing activities:
Business Acquisition	—	(2)
Additions to property and equipment	(84)	(61)
Net cash used in investing activities	(84)	(63)

Financing activities:
Issuance of senior notes due 2018	—	794
Repayments on senior notes due 2014	—	(791)
Repurchase of subordinated discount notes due 2016	(148)	—
Repayments on senior secured term loan facility	(50)	(118)
Repurchase of senior subordinated notes due 2016	(7)	—
Borrowings on asset-based revolving credit facility	102	48
Payments on asset-based revolving credit facility	(102)	(48)
Payment of debt issuance costs	—	(34)
Repurchase of Common Stock	(7)	—
Proceeds from stock options exercised	2	—
Change in cash overdraft	(13)	(4)
Other	—	(1)
Net cash used in financing activities	(223)	(154)

Decrease in cash and equivalents	(208)	(102)
Cash and equivalents at beginning of period	319	217
Cash and equivalents at end of period	$111	$115

Supplemental Cash Flow Information:
Cash paid for interest	$123	$164
Cash paid for income taxes	$83	$64
Non-cash investing activity:
Contingent consideration liability	$—	$4

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter and Nine months Ended October 29, 2011

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

Because of the seasonal nature of our business, the results of operations for the quarter ended October 29, 2011 are not indicative of the results to be expected for the entire year.

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. All references herein to “fiscal 2011” relate to the 52 weeks ending January 28, 2012, and all references to “fiscal 2010” relate to the 52 weeks ended January 29, 2011. In addition, all references herein to “the third quarter of fiscal 2011” relate to the 13 weeks ended October 29, 2011, and all references to “the third quarter of fiscal 2010” relate to the 13 weeks ended October 30, 2010. Finally, all references to “the nine months ended October 29, 2011” relate to the 39 weeks ended October 29, 2011, and “the nine months ended October 30, 2010” relate to the 39 weeks ended October 30, 2010.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 allows entities testing for goodwill impairment to have the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If an entity believes, as a result of its qualitative assessment, it is more-likely-than-not the fair value of a reporting unit is less than its carrying amount, the currently prescribed two-step goodwill impairment test must be performed. Otherwise, no further testing is required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We plan to early adopt ASU 2011-08 in the fourth quarter of fiscal 2011.

Note 2.  Share-Based Compensation

The 2006 Equity Incentive Plan (“2006 Plan”) provides for the grant of share-based awards exercisable for up to 14.2 million shares of Common Stock. As of October 29, 2011, there were 10.7 million stock option awards outstanding. In addition, there were a total of 579,661 shares of restricted stock outstanding under the 2006 Plan, of which 167,075 are vested. Under the 2006 Plan, there are 2.7 million shares of Common Stock remaining available for grant. The table below sets forth a summary of stock option activity for the nine months ended October 29, 2011:

Nine Months Ended
October 29, 2011
(in millions)

Outstanding at beginning of period	10.9
Granted	0.2
Exercised	(0.1)
Cancelled/Forfeited	(0.3)
Outstanding at end of period	10.7

Generally, awards granted under the 2006 Plan vest ratably over five years and expire eight years from the grant date. The exercise prices of the options ranged from $7.50 per share to $22.50 per share, as determined by the Board of Directors. Share-based compensation expense associated with the stock options and the restricted stock was $3 million and $2 million for the third quarter of fiscal 2011 and fiscal 2010, respectively, and $7 million and $6 million for the nine months ended October 29, 2011 and October 30, 2010, respectively.

Note 3.  Debt

Our outstanding debt is detailed in the table below.  We were in compliance with the terms and conditions of all debt agreements for all periods presented.

	October 29, 2011	January 29, 2011	October 30, 2010	Interest Rate
		(in millions)

Senior secured term loan	$1,996	$2,046	$2,156	Variable
Senior notes	795	794	794	7.750%
Senior subordinated notes	393	400	400	11.375%
Subordinated discount notes	327	427	414	13.000%
Asset-based revolving credit facility	—	—	—	Variable
Other	—	1	1	5.970%
Total debt	3,511	3,668	3,765
Less current portion	135	1	1
Long-term debt	$3,376	$3,667	$3,764

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

11 3/8%  Senior Subordinated Notes due 2016

During the third quarter of fiscal 2011, we completed open market repurchases of our outstanding 11 3/8% Senior Subordinated Notes due 2016 (“Senior Subordinated Notes”) totaling $7 million. Pursuant to the terms of the repurchases, we agreed to pay the holders of the Senior Subordinated Notes face value plus a purchase premium. In accordance with ASC 470, Debt, we recorded a loss related to the early extinguishment of the repurchased Senior Subordinated Notes, which was immaterial to the consolidated financial statements.

13%  Subordinated Discount Notes due 2016

During the third quarter of fiscal 2011, we completed open market repurchases of our outstanding 13% Subordinated Discount Notes due 2016 (“Subordinated Discount Notes”) totaling $18 million. During the first nine months of fiscal 2011, we completed open market repurchases of our outstanding Subordinated Discount Notes totaling $142 million face value, or $134 million accreted value. Pursuant to the terms of the repurchases, we agreed to pay the holders of the Subordinated Discount Notes face value plus a purchase premium.

In accordance with ASC 470, we recorded a loss of $1 million and $16 million during the third quarter and nine months ended October 29, 2011, respectively, related to the early extinguishment of the repurchased Subordinated Discount Notes.  The $1 million loss is for the purchase premiums paid. The $16 million loss is comprised of $10 million to recognize the unrealized interest accretion and the write off of related debt issuance costs, as well as $6 million in purchase premiums.

On May 1, 2012, and, if necessary, any interest payment date thereafter prior to the maturity date of the Subordinated Discount Notes, we are required to redeem a portion of each Subordinated Discount Note outstanding on such date equal to an amount sufficient, but not in excess of the amount necessary, to ensure that such Subordinated Discount Note will not be an applicable high yield discount obligation (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended. These redemptions are to be at a price equal to 100% of the Accreted Value of such portion as of the date of redemption. As of October 29, 2011, the payment required to ensure the Subordinated Discount Notes will not be an AHYDO was $135 million and is classified as Current portion of long-term debt on the Consolidated Balance Sheets.

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

The borrowing base under the senior secured asset-based revolving credit facility equals the sum of (i) 90% of eligible credit card receivables and debit card receivables; (ii) between 85% and 87.5% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit; and (iii) a percentage of eligible in-transit inventory, less certain reserves. As of October 29, 2011, the borrowing base was $802 million, of which we had no outstanding borrowings, $55 million of outstanding letters of credit, and $747 million of excess availability.

Note 4.  Comprehensive Income (Loss)

Our comprehensive income (loss), net of related tax, is as follows:

	Quarter Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(in millions)

Net income (loss)	$32	$(12)	$79	$—
Other comprehensive income:
Foreign currency translation adjustment and other	(1)	—	—	1
Comprehensive income	$31	$(12)	$79	$1

Accumulated other comprehensive income, net of tax, is reflected in the Consolidated Balance Sheets as follows:

Foreign Currency Translation and Other
(in millions)
Balance at January 29, 2011	$7
Foreign currency translation adjustment	—
Balance at October 29, 2011	$7

Note 5.  Derivative Instruments

We are exposed to fluctuations in interest rates on our senior secured term loan facility. During fiscal 2009, we purchased an interest rate derivative with the objective to cap our exposure to interest rate increases on our senior secured term loan facility that result from fluctuations in the three-month LIBOR rate. The cap limits our interest exposure on a notional value of $2.0 billion to the lesser of the three-month LIBOR rate or 7.0%.  The term of the cap extends to the first quarter of fiscal 2015. The interest rate cap does not qualify for hedge accounting under ASC 815, Derivatives and Hedging. The fair value of the cap as of October 29, 2011, January 29, 2011 and October 30, 2010 was $2 million, $6 million and $3 million, respectively, and is included in Other assets on the Consolidated Balance Sheets. The change in fair value of the cap for the quarter and nine months ended October 29, 2011 resulted in a loss of $1 million and a loss of $4 million, respectively. The change in fair value of the cap for the quarter and nine months ended October 30, 2010, resulted in a loss of $2 million and a loss of $15 million, respectively. These amounts are recorded in Other (income) and expense, net in the Consolidated Statements of Operations.

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

•                  Level 3 — Instruments whose significant inputs are unobservable.

The following table presents net financial assets (liabilities) accounted for at fair value on a recurring basis as of October 29, 2011 (in millions):

	Level 1	Level 2	Level 3	Total
Interest Rate Cap	$—	$2	$—	$2
Contingent consideration	$—	$—	$(3)	$(3)

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

In connection with the acquisition of certain assets of ScrapHD, the Company has a contingent obligation, to be paid in cash, to the owners of ScrapHD based on future operating performance, up to $10 million. The fair value of this contingent consideration is determined using an expected present value technique. Expected operating results are determined using the probability-weighted average of possible outcomes that would occur should certain financial metrics be reached. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the future financial performance of the business to estimate the fair value of the liability which was then discounted to present value using the weighted average cost of capital. The weighted average cost of capital was derived from comparable companies and management’s estimates. The contingent consideration was established at the time of acquisition and will be evaluated at each reporting period. We reduced the fair value of our contingent consideration liability from $4 million as of January 29, 2011 to $3 million as of July 30, 2011. The $1 million gain from the change in the fair value of the contingent consideration is recorded in Selling, general, and administrative expense on the Consolidated Statements of Operations. The liability is recorded in Other long-term liabilities on the Consolidated Balance Sheets. There have been no material changes to the fair value since July 30, 2011.

We apply fair value techniques on a non-recurring basis for the establishment of potential impairment loss related to goodwill pursuant to ASC 350, Intangibles—Goodwill and Other and determining the fair value of long-lived assets pursuant to ASC 360, Property, Plant, and Equipment. During the quarter and nine months ended October 29, 2011, there were no events or changes in circumstances indicating the carrying amounts of our long-lived assets may not be recoverable.

The table below provides the carrying and fair values of our loan and notes as of October 29, 2011. The fair value of these debt instruments was determined based on quoted market prices or recent trades.

	Carrying Value	Fair Value
	(in millions)
Senior secured term loan	$1,996	$1,968
Senior notes	795	816
Senior subordinated notes	393	417
Subordinated discount notes	327	349

Note 7.  Income Taxes

During the third quarter of fiscal 2011, we recorded a tax provision of $19 million at an effective tax rate of 36.8%. During the third quarter of fiscal 2010, we recorded a tax benefit of $9 million at an effective rate of 41.4%. The higher effective tax rate in fiscal 2010 was driven primarily by the impact of discrete items for the quarter.

The effective tax rate was 37.7% for the first nine months of fiscal 2011. For the first nine months of fiscal 2010, we recorded a tax provision of $9 million, of which $5 million was to correct the federal deferred tax liability relating to state income taxes and $1 million related to other discrete items. We currently estimate our annualized effective tax rate for fiscal 2011 to be 37.6%.

Note 8.  Commitments and Contingencies

We are involved in ongoing legal and regulatory proceedings.  Other than those described in the following paragraphs, there were no material changes to our disclosures of commitments and contingencies from our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 and our Quarterly Reports on Form 10-Q for the quarterly periods ended April 30, 2011 and July 30, 2011.

Employee Claims

Rea Claim

On September 15, 2011, the Company was served with a lawsuit filed on September 13, 2011 in the California Superior Court in and for the County of Orange (“Superior Court”) by four former store managers as a purported class action proceeding on behalf of themselves and certain former and current store managers employed by Michaels stores in California.  We removed the lawsuit to the United States District Court for the Central District of California on October 17, 2011, which removal is being contested by plaintiffs.  The lawsuit alleges that the Company stores improperly classified its store managers as exempt employees and as such failed to pay all wages, overtime, waiting time penalties and failed to provide accurate wage statements.  The lawsuit also alleges that the foregoing conduct was in breach of various laws, including California’s unfair competition law.  The plaintiffs have pled less than five million dollars in damages, penalties, costs of suit and attorneys’ fees, exclusive of interest. We believe we have meritorious defenses and intend to defend the lawsuit vigorously.

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

Additionally, since the California Supreme Court decision on February 10, 2011, three additional purported class action lawsuits alleging violations of the Song Act have been filed against the Company: Carolyn Austin v. Michaels Stores, Inc. and Tiffany Heon v. Michaels Stores, Inc., both in the San Diego Superior Court and Sandra A. Rubinstein v. Michaels Stores, Inc. in the Superior Court of California, County of Los Angeles, Central Division.  Unopposed motions to coordinate these actions have been filed and an order recommending the coordination has been entered. Also, relying in part on the California Supreme Court decision, an additional purported class action lawsuit was filed on May 20, 2011 against the Company: Melissa Tyler v. Michaels Stores, Inc. in the United States District Court-District of Massachusetts, alleging violation of a similar Massachusetts statute regarding the collection of personally identifiable information in connection with a credit card transaction. A hearing was held on October 20, 2011 on our Motion to Dismiss the claims and the decision is pending.  We intend to vigorously defend each of these cases and we are unable, at this time, to estimate a range of loss, if any.

Gift Card Claims

On April 9, 2010, Ross Rattray, a consumer, filed a purported class action proceeding against Michaels Stores, Inc. in the San Diego Superior Court, on behalf of himself and all similarly-situated California consumers. The Rattray lawsuit alleges causes of action for unlawful and unfair business practices and false advertising under the California Business and Professions Code, and a violation of the Consumer Legal Remedies Act, for misrepresentation that Michaels gift cards are not redeemable for cash and for failure to disclose that the plaintiff could redeem the unused cash balance on a gift card when the value fell below $10.00. On March 15, 2011, the matter was mediated and a tentative settlement agreement was reached with the plaintiff. The settlement was approved by the Court and was finalized on October 21, 2011, for an immaterial amount.

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

On May 18, 2011, Brandi F. Ramundo, a consumer, filed a purported class action proceeding against Michaels Stores, Inc. in the United States District Court for the Northern District of Illinois, on behalf of herself and all similarly-situated U.S. consumers. The Ramundo lawsuit alleges that Michaels failed to take commercially reasonable steps to protect consumer financial data, and was in breach of contract and various laws, including the Federal Stored Communications Act and the Illinois Consumer Fraud and Deceptive Practices Act. The plaintiff seeks compensatory, statutory and punitive damages, costs, credit card fraud monitoring services, interest and attorneys’ fees. Subsequently three additional purported class action lawsuits significantly mirroring the claims in the Ramundo complaint were filed against the Company: Mary Allen v. Michaels Stores, Inc., Kimberly Siprut v. Michaels Stores, Inc., and Jeremy Williams v. Michaels Stores, Inc., all in the United States District Court for the Northern District of Illinois. On June 8, 2011, an order was entered consolidating all four matters, which also provided for future consolidation of all related actions subsequently filed or transferred. On July 8, 2011, a Consolidated Amended Class Action Complaint styled In Re Michaels Stores Pin Pad Litigation (“In Re Michaels Stores Consolidated Complaint”) was filed in the United States District Court for the Northern District of Illinois and on August 8, 2011, we filed a Motion to Dismiss the In Re Michaels Stores Consolidated Complaint. A hearing on this motion was held on October 27, 2011 and the decision is pending. On August 25, 2011, subsequent to the filing of the Consolidated Complaint and our Motion to Dismiss, a fifth class action, Sherry v. Michaels Stores, Inc., was filed in the United States District Court for the Northern District of Illinois.  On September 29, 2011, the Sherry case was reassigned and consolidated into the Consolidated Complaint. We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We are unable to estimate a range of loss, if any, in the case.

Two additional purported class action lawsuits significantly mirroring the claims in the In Re Michaels Stores Consolidated Complaint have been filed against the Company in New Jersey: Sara Rosenfeld and Ilana Soffer v. Michaels Stores, Inc. filed in the Superior Court of New Jersey on July 7, 2011, removed to the United States District Court of New Jersey on August 5, 2011, and transferred to the Northern District of Illinois on September 9, 2011 and reassigned and consolidated into the Consolidated Complaint; and Lori Wilson v. Michaels Stores, Inc. filed in the Superior Court of New Jersey on August 10, 2011.  We have requested that the Wilson case be transferred and consolidated as well by filing the request with the Judicial Panel on Multi-District Litigation. We believe we have meritorious defenses and intend to defend the lawsuits vigorously. We are unable to estimate a range of loss, if any, in these cases.

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

	Quarter Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(in millions)

Income (loss) before income taxes	$51	$(21)	$127	$9
Interest expense	62	69	188	207
Loss on early extinguishment of debt	1	53	16	53
Depreciation and amortization	25	25	75	77
EBITDA	$139	$126	$406	$346

Our sales and assets by country are as follows:

	Quarter Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(in millions)
Net Sales:
United States	$906	$882	$2,551	$2,467
Canada	90	86	255	233
Consolidated Total	$996	$968	$2,806	$2,700

Total Assets:
United States	$1,660	$1,678	$1,660	$1,678
Canada	110	98	110	98
Consolidated Total	$1,770	$1,776	$1,770	$1,776

Note 10.  Related Party Transactions

We pay annual management fees to Bain Capital Partners, LLC and The Blackstone Group (collectively, together with their applicable affiliates, the “Sponsors”) and Highfields Capital Management LP in the amount of $12 million and $1 million, respectively. We recognized $3 million of expense related to annual management fees during the third quarter of each of fiscal 2011 and fiscal 2010 and $10 million during each of the nine months ended October 29, 2011 and October 30, 2010. These expenses are included in related party expenses on the Consolidated Statements of Operations.

Bain Capital owns a majority equity position in an external vendor we utilized to print our circular advertisements. During the first quarter of fiscal 2011, we stopped utilizing this vendor for these services.  Payments associated with this vendor during the third quarter of fiscal 2010 were $9 million.  Payments for the nine months ended October 29, 2011 and October 30, 2010 were $6 million and $24 million, respectively. These expenses are included in Selling, general and administrative expense on the Consolidated Statements of Operations.

Bain Capital owns a majority equity position in an external vendor we began utilizing for print procurement services during the fourth quarter of fiscal 2010.  Payments associated with this vendor during the three and nine months ended October 29, 2011, were $1 million and $3 million, respectively. These expenses are included in Selling, general and administrative expense on the Consolidated Statements of Operations.

The Blackstone Group owns a majority equity position in an external vendor we utilize to count our store inventory. Payments associated with this vendor during the third quarter of each of fiscal 2011 and fiscal 2010 were $2 million.  Payments for each of the nine months ended October 29, 2011 and October 30, 2010 were $6 million.  These expenses are included in Selling, general and administrative expense on the Consolidated Statements of Operations.

The Blackstone Group owns a majority equity position in an external vendor we utilize for all of the candy-type items in our stores.  Payments associated with this vendor during the third quarter of fiscal 2011 and fiscal 2010 were $4 million and $5 million, respectively. Payments for the nine months ended October 29, 2011, and October 30, 2010, were $17 million and $14 million, respectively. These expenses are recognized in cost of sales as the sales are recorded.

The Blackstone Group owns a partially equity position in an external vendor we utilize for hospitality services.  Payments associated with this vendor during the third quarter and nine months ended October 29, 2011 were $1 million.  These expenses are included in selling, general, and administrative expense on the Consolidated Statements of Operations.

During the second quarter of fiscal 2011, The Blackstone Group acquired a majority equity position in a vendor we utilize to lease certain properties. Payments associated with this vendor during the three and nine months ended October 29, 2011, were $1 million and $2 million, respectively. These expenses are included in cost of sales and occupancy expense on the Consolidated Statements of Operations.

The Company periodically provides officers of Michaels Stores, Inc. and its subsidiaries the opportunity to purchase shares of our Common Stock. There were no shares sold to officers during first nine months of each of fiscal 2011 and fiscal 2010.  Also, during the third quarter of fiscal 2011 and the nine months ended October 29, 2011, we repurchased 17,333 and 192,001 shares, respectively, from officers who are no longer with the Company.  There were no shares repurchased during the first nine months of fiscal 2010.

Note 11.  Condensed Consolidating Financial Information

All obligations of Michaels Stores, Inc. under the Senior notes, Senior subordinated notes, Subordinated discount notes, senior secured term loan facility, and senior secured asset-based revolving credit facility are guaranteed by each of our subsidiaries other than Aaron Brothers Card Services, LLC and Artistree of Canada, ULC. As of October 29, 2011, the financial statements of Aaron Brothers Card Services, LLC and Artistree of Canada, ULC were immaterial. Each subsidiary guarantor is 100% owned by the parent and all guarantees are joint and several.

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

Supplemental Condensed Consolidating Balance Sheet

	October 29, 2011
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$97	$14	$—	$111
Merchandise inventories	677	342	—	1,019
Intercompany receivables	—	512	(512)	—
Other	125	23	—	148
Total current assets	899	891	(512)	1,278
Property and equipment, net	251	65	—	316
Goodwill	95	—	—	95
Investment in subsidiaries	481	—	(481)	—
Other assets	80	1	—	81
Total assets	$1,806	$957	$(993)	$1,770

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$9	$339	$—	$348
Accrued liabilities and other	280	125	—	405
Current portion of long-term debt	135	—	—	135
Intercompany payable	512	—	(512)	—
Other	7	—	—	7
Total current liabilities	943	464	(512)	895
Long-term debt	3,376	—	—	3,376
Other long-term liabilities	69	12	—	81
Total stockholders’ (deficit) equity	(2,582)	481	(481)	(2,582)
Total liabilities and stockholders’ (deficit) equity	$1,806	$957	$(993)	$1,770

Supplemental Condensed Consolidating Balance Sheet

	January 29, 2011
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$309	$10	$—	$319
Merchandise inventories	571	255	—	826
Intercompany receivables	—	348	(348)	—
Other	113	17	—	130
Total current assets	993	630	(348)	$1,275
Property and equipment, net	234	67	—	301
Goodwill	95	—	—	95
Investment in subsidiaries	295	—	(295)	—
Other assets	98	1	—	99
Total assets	$1,715	$698	$(643)	$1,770

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$7	$266	$—	$273
Accrued liabilities and other	262	122	—	384
Current portion of long-term debt	1	—	—	1
Intercompany payable	348	—	(348)	—
Other	26	3	—	29
Total current liabilities	644	391	(348)	687
Long-term debt	3,667	—	—	3,667
Deferred income taxes	2	2	—	4
Other long-term liabilities	66	10	—	76
Total stockholders’ (deficit) equity	(2,664)	295	(295)	(2,664)
Total liabilities and stockholders’ (deficit) equity	$1,715	$698	$(643)	$1,770

Supplemental Condensed Consolidating Balance Sheet

	October 30, 2010
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$96	$19	$—	$115
Merchandise inventories	678	326	—	1,004
Intercompany receivables	—	468	(468)	—
Other	152	15	—	167
Total current assets	926	828	(468)	1,286
Property and equipment, net	234	68	—	302
Goodwill, net	95	—	—	95
Investment in subsidiaries	458	—	(458)	—
Other assets	92	1	—	93
Total assets	$1,805	$897	$(926)	$1,776

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1	$323	$—	$324
Accrued liabilities and other	257	104	—	361
Current portion of long-term debt	1	—	—	1
Intercompany payable	468	—	(468)	—
Other	1	1	—	2
Total current liabilities	728	428	(468)	688
Long-term debt	3,764	—	—	3,764
Other long-term liabilities	77	11	—	88
Total stockholders’ (deficit) equity	(2,764)	458	(458)	(2,764)
Total liabilities and stockholders’ (deficit) equity	$1,805	$897	$(926)	$1,776

Supplemental Condensed Consolidating Statement of Operations

	Quarter Ended October 29, 2011
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$873	$635	$(512)	$996
Cost of sales and occupancy expense	561	545	(512)	594
Gross profit	312	90	—	402
Selling, general, and administrative expense	243	36	—	279
Related party expenses	3	—	—	3
Store pre-opening costs	1	1	—	2
Operating income	65	53	—	118
Interest expense	62	—	—	62
Loss on early extinguishment of debt	1	—	—	1
Other (income) and expense, net	1	3	—	4
Intercompany charges (income)	19	(19)	—	—
Equity in earnings of subsidiaries	69	—	(69)	—
Income before income taxes	51	69	(69)	51
Provision for income taxes	19	26	(26)	19
Net income	$32	$43	$(43)	$32

Supplemental Condensed Consolidating Statement of Operations

	Quarter Ended October 30, 2010
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$849	$628	$(509)	$968
Cost of sales and occupancy expense	560	541	(509)	592
Gross profit	289	87	—	376
Selling, general, and administrative expense	233	36	—	269
Related party expenses	3	—	—	3
Store pre-opening costs	1	1	—	2
Operating income	52	50	—	102
Interest expense	69	—	—	69
Loss on early extinguishment of debt	53	—	—	53
Other (income) and expense, net	1	—	—	1
Intercompany charges (income)	21	(21)	—	—
Equity in earnings of subsidiaries	71	—	(71)	—
Loss before income taxes	(21)	71	(71)	(21)
Income tax benefit	(9)	29	(29)	(9)
Net loss	$(12)	$42	$(42)	$(12)

Supplemental Condensed Consolidating Statement of Operations

	Nine Months Ended October 29, 2011
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$2,454	$1,654	$(1,302)	$2,806
Cost of sales and occupancy expense	1,595	1,390	(1,302)	1,683
Gross profit	859	264	—	1,123
Selling, general, and administrative expense	673	101	—	774
Related party expenses	10	—	—	10
Store pre-opening costs	3	1	—	4
Operating income	173	162	—	335
Interest expense	188	—	—	188
Loss on early extinguishment of debt	16	—	—	16
Other (income) and expense, net	4	—	—	4
Intercompany charges (income)	52	(52)	—	—
Equity in earnings of subsidiaries	214	—	(214)	—
Income before income taxes	127	214	(214)	127
Provision for income taxes	48	80	(80)	48
Net income	$79	$134	$(134)	$79

Supplemental Condensed Consolidating Statement of Operations

	Nine Months Ended October 30, 2010
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$2,367	$1,594	$(1,261)	$2,700
Cost of sales and occupancy expense	1,580	1,340	(1,261)	1,659
Gross profit	787	254	—	1,041
Selling, general, and administrative expense	647	100	—	747
Related party expenses	10	—	—	10
Store pre-opening costs	2	1	—	3
Operating income	128	153	—	281
Interest expense	207	—	—	207
Loss on early extinguishment of debt	53	—	—	53
Other (income) and expense, net	14	(2)	—	12
Intercompany charges (income)	53	(53)	—	—
Equity in earnings of subsidiaries	208	—	(208)	—
Income before income taxes	9	208	(208)	9
Provision for income taxes	9	85	(85)	9
Net income	$—	$123	$(123)	$—

Supplemental Condensed Consolidating Statement of Cash Flows

	Nine Months Ended October 29, 2011
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net cash used in operating activities	$79	$96	$(76)	$99

Investing activities:
Cash paid for property and equipment	(68)	(16)	—	(84)
Net cash used in investing activities	(68)	(16)	—	(84)

Financing activities:
Net repayments of long-term debt	(205)	—	—	(205)
Intercompany dividends	—	(76)	76	—
Other financing activities	(18)	—	—	(18)
Net cash used in financing activities	(223)	(76)	76	(223)

Decrease in cash and equivalents	(212)	4	—	(208)
Beginning cash and equivalents	309	10	—	319
Ending cash and equivalents	$97	$14	$—	$111

Supplemental Condensed Consolidating Statement of Cash Flows

	Nine Months Ended October 30, 2010
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net cash provided by operating activities	$98	$96	$(79)	$115

Investing activities:
Cost of business acquisition	(2)	—	—	(2)
Cash paid for property and equipment	(53)	(8)	—	(61)
Net cash used in investing activities	(55)	(8)	—	(63)

Financing activities:
Net repayments of long-term debt	(115)	—	—	(115)
Intercompany dividends	—	(79)	79	—
Other financing activities	(39)	—	—	(39)
Net cash used in financing activities	(154)	(79)	79	(154)

Decrease in cash and equivalents	(111)	9	—	(102)
Beginning cash and equivalents	207	10	—	217
Ending cash and equivalents	$96	$19	$—	$115

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

General

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31.  All references herein to “fiscal 2011” relate to the 52 weeks ending January 28, 2012 and all references to “fiscal 2010” relate to the 52 weeks ended January 29, 2011. In addition, all references herein to “the third quarter of fiscal 2011” relate to the 13 weeks ended October 29, 2011 and all references to “the third quarter of fiscal 2010” relate to the 13 weeks ended October 30, 2010.  Finally, all references to “the nine months ended October 29, 2011” relate to the 39 weeks ended October 29, 2011, and “the nine months ended October 30, 2010” relate to the 39 weeks ended October 30, 2010.

The following table sets forth certain of our unaudited operating data:

	Quarter Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Michaels stores:
Retail stores open at beginning of period	1,054	1,033	1,045	1,023
Retail stores opened during the period	13	13	23	23
Retail stores opened (relocations) during the period	6	3	14	10
Retail stores closed during the period	(4)	—	(5)	—
Retail stores closed (relocations) during the period	(6)	(3)	(14)	(10)
Retail stores open at end of period	1,063	1,046	1,063	1,046

Aaron Brothers stores:
Retail stores open at beginning of period	136	145	137	152
Retail stores closed during the period	(1)	(4)	(2)	(11)
Retail stores open at end of period	135	141	135	141

Total store count at end of period	1,198	1,187	1,198	1,187

Other operating data:
Average inventory per Michaels store (in thousands) (1)	$922	$924	$922	$924
Comparable store sales increase (2)	1.6%	2.9%	2.6%	3.4%

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

	Quarter Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	59.6	61.2	60.0	61.5
Gross profit	40.4	38.8	40.0	38.5
Selling, general, and administrative expense	28.1	27.8	27.6	27.7
Related party expenses	0.3	0.3	0.4	0.3
Store pre-opening costs	0.2	0.2	0.1	0.1
Operating income	11.8	10.5	11.9	10.4
Interest expense	6.2	7.1	6.7	7.7
Loss on early extinguishment of debt	0.1	5.5	0.6	2.0
Other (income) and expense, net	0.4	0.1	0.1	0.4
Income (loss) before income taxes	5.1	(2.2)	4.5	0.3
Provision (benefit) for income taxes	1.9	(0.9)	1.7	0.3%
Net income (loss)	3.2%	(1.3)%	2.8%	—

Quarter Ended October 29, 2011 Compared to the Quarter Ended October 30, 2010

Net Sales—Net sales increased for the third quarter of fiscal 2011 by $28 million, or 2.9%, over the third quarter of fiscal 2010 due in part to a $16 million increase in comparable store sales. Comparable store sales increased 1.6% driven by a 1.6% increase in average ticket and a 0.3% increase in transactions, partially offset by an adverse impact of 0.3% related to deferred custom framing revenue.  The fluctuation in the exchange rates between the United States and Canadian dollars positively impacted the average ticket by 20 basis points.  Comparable store sales growth was strongest in our bakeware, impulse, and paper fashion categories. In addition, sales from our non-comparable new stores provided incremental revenue of $12 million.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $2 million to $594 million in the third quarter of fiscal 2011 from $592 million in the third quarter of fiscal 2010 due primarily to a $4 million increase in occupancy costs, as well as a $4 million increase in merchandise costs associated with higher sales. These amounts were partially offset by a $6 million reduction from improved inventory management.

Cost of sales and occupancy expense decreased 160 basis points, as a percentage of net sales, to 59.6% for the third quarter of fiscal 2011 from 61.2% for the third quarter of fiscal 2010. Merchandise cost decreased 90 basis points driven by our direct import initiative and improved pricing and promotion management, while increased focus on inventory management contributed 70 basis points to the reduction in cost of sales.

Selling, General and Administrative Expense— Selling, general and administrative expense was $279 million in the third quarter of fiscal 2011 compared to $269 million in the third quarter of fiscal 2010. Selling, general and administrative expense increased $10 million driven by a $7 million increase in costs from planned initiatives related to existing stores and a $3 million increase in store costs for incremental locations. In addition, advertising increased $2 million from digital and targeted marketing campaigns that did not occur last year. Furthermore, prior year amounts included $3 million favorability in group insurance expense as a result of favorable claims experience. These amounts were partially offset by a $6 million decrease in bonus expense due to a lower anticipated payout recognized during the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.

As a percentage of net sales, selling, general and administrative expense increased 30 basis points driven by increases of 30 basis points in both store costs and group insurance, as well as 10 basis points in advertising for the reasons indicated above.  These amounts were partially offset by a 60 basis point decrease in bonus expense from the lower anticipated payout recognized during the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.

Related Party Expenses—Related party expenses were $3 million in the third quarter of each of fiscal 2011 and fiscal 2010, consisting of management fees and associated expenses paid to our Sponsors and Highfields Capital Management, LP.

Interest Expense—Interest expense decreased $7 million to $62 million in the third quarter of fiscal 2011 from $69 million in the third quarter of fiscal 2010. The decrease is attributable to a lower average interest rate and a $254 million reduction in our total debt outstanding.

Loss on Early Extinguishment of Debt—We recorded a loss of $1 million related to the early extinguishment of $18 million of our 13% Subordinated Discount Notes during the third quarter of fiscal 2011. The $1 million loss is for the purchase premiums paid. See Note 3 to the consolidated financial statements for further discussion. During the third quarter of fiscal 2010, we recorded a loss of $53 million related to the early extinguishment of our 2014 Senior Notes. The $53 million loss was comprised of $41 million of tender and call premiums and $12 million to write off the remaining unamortized debt issuance costs.

Other (Income) and Expense, net—Other expense in the third quarter of fiscal 2011 is related to a $1 million unfavorable change in the fair value of the interest rate cap, as more fully described in Note 5 to the consolidated financial statements and $3 million in foreign exchange rate losses.  Other expense in the third quarter of fiscal 2010 was related to a $2 million unfavorable change in the fair value of the interest rate cap, partially offset by $1 million in foreign exchange rate gains.

Provision (Benefit) for Income Taxes—During the third quarter of fiscal 2011, we recorded a tax provision of $19 million at an effective tax rate of 36.8%. During the third quarter of fiscal 2010, we recorded a tax benefit of $9 million at an effective rate of 41.4%. The higher effective tax rate in fiscal 2010 was driven primarily by the impact of discrete items for the quarter.

Nine months Ended October 29, 2011 Compared to the Nine months Ended October 30, 2010

Net Sales—Net sales increased for the first nine months of fiscal 2011 by $106 million, or 3.9%, over the first nine months of fiscal 2010 due primarily to a $70 million increase in comparable store sales. Comparable store sales increased 2.6% driven by an increase in average ticket of 1.9% and an increase in transactions of 0.7%. The fluctuation in the exchange rates between the United States and Canadian dollars positively impacted the average ticket by 40 basis points. Comparable store sales growth was strongest in our bakeware, home accents, and scrapbook accessories categories. In addition, sales from our non-comparable new stores provided incremental revenue of $36 million.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $24 million to $1.683 billion for the first nine months of fiscal 2011 from $1.659 billion for the first nine months of fiscal 2010 due primarily to a $24 million increase in merchandise costs associated with higher sales, a $17 million increase in occupancy costs, and a $10 million increase in freight and distribution costs. These amounts were partially offset by a $20 million reduction from improved inventory management and $6 million from improved efficiencies in our vertically integrated framing operation.

Cost of sales and occupancy expense decreased 150 basis points, as a percentage of net sales, to 60.0% for the first nine months of fiscal 2011 from 61.5% for the first nine months of fiscal 2010. Merchandise cost decreased 100 basis points driven by our direct import initiative and improved pricing and promotion management, while increased focus on inventory management contributed 80 basis points to the reduction in cost of sales. These amounts were partially offset by a 40 basis point increase in freight and distribution costs.

Selling, General, and Administrative Expense—Selling, general and administrative expense was $774 million for the first nine months of fiscal 2011 compared to $747 million for the first nine months of fiscal 2010. Selling, general and administrative expense increased $27 million driven by a $16 million increase in costs from planned initiatives related to existing stores and a $4 million increase in store costs for incremental locations. In addition, advertising increased $7 million from digital and targeted marketing campaigns that did not occur last year and corporate payroll expense increased $4 million. These amounts were partially offset by a $6 million decrease in bonus expense due to a lower anticipated payout recognized during the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. As a percentage of net sales, selling, general and administrative expense was consistent with prior year.

Related Party Expenses—Related party expenses were $10 million for the first nine months of each of fiscal 2011 and fiscal 2010, consisting of management fees and associated expenses paid to our Sponsors and Highfields Capital Management, LP.

Interest Expense—Interest expense decreased $19 million for the first nine months of fiscal 2011 compared to the first nine months of 2010 due to a lower average interest rate and a $254 million reduction in our total debt outstanding.

Loss on Early Extinguishment of Debt—We recorded a loss of $16 million related to the early extinguishment of $142 million face value, or $134 million accreted value, of our 13% Subordinated Discount Notes during the first nine months of fiscal 2011. The $16 million loss is comprised of $10 million to recognize the unrealized interest accretion and the write off of related debt issuance costs, as well as $6 million of purchase premiums. See Note 3 to the consolidated financial statements for further discussion. During the first nine months of fiscal 2010, we recorded a loss of $53 million related to the early extinguishment of our 2014 Senior Notes. The $53 million loss was comprised of $41 million of tender and call premiums and $12 million to write off the remaining unamortized debt issuance costs.

Other (Income) and Expense, net—Other expense for the first nine months of fiscal 2011 is related to a $4 million unfavorable change in the fair value of our interest rate cap. Other expense for the first nine months of fiscal 2010 was related to a $15 million unfavorable change in the fair value of the interest rate cap, partially offset by $3 million related to foreign exchange rate gains.

Provision for Income Taxes—The effective tax rate was 37.7% for the first nine months of fiscal 2011. For the first nine months of fiscal 2010, we recorded a tax provision of $9 million, of which $5 million was to correct the federal deferred tax liability relating to state income taxes and $1 million related to other discrete items. We currently estimate our annualized effective tax rate for fiscal 2011 to be 37.6%.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, to purchase inventory, to service our outstanding debt, and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities, and funds available under our senior secured asset-based revolving credit facility will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and growth for the foreseeable future. Our senior secured asset-based revolving credit facility provides senior secured financing of up to $850 million, subject to a borrowing base. As of October 29, 2011, the borrowing base was $802 million, which supported $55 million of outstanding letters of credit and provided $747 million of excess availability. Our cash and equivalents decreased $208 million from $319 million at January 29, 2011, to $111 million at October 29, 2011.

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

Cash Flow from Operating Activities

Cash flow provided by operating activities during the first nine months of fiscal 2011 was $99 million compared to $115 million during the first nine months of fiscal 2010. The $16 million change was primarily due to a $62 million decrease from the timing of inventory purchases and a $10 million decrease as a result of the timing of sales tax payments. These amounts were partially offset by an increase in net income of $31 million before the consideration of the $16 million and $53 million loss on the early extinguishment debt in fiscal 2011 and fiscal 2010, respectively and the $11 million adverse impact of the change in the fair value of the interest rate cap.  In addition, the timing of payments related to interest and other payables resulted in increases of $25 million and $6 million, respectively.

Average inventory per Michaels store (including supporting distribution centers) decreased 0.2% from $924,000 at October 30, 2010 to $922,000 at October 29, 2011 primarily due to a planned reduction of store inventory levels, partially offset by an increase in distribution centers inventory from the timing of recognized purchases. We anticipate average inventory per Michaels store at the end of fiscal 2011 to be down compared to the end of fiscal 2010.

Cash Flow from Investing Activities

Cash flow used in investing activities represents the following capital expenditure activities:

	Nine Months Ended
	October 29,	October 30,
	2011	2010
	(in millions)
New and relocated stores and stores not yet opened (1)	$23	$20
Existing stores	19	18
Information systems	32	17
Corporate and other	10	6
	$84	$61

(1)                                  In the first nine months of fiscal 2011, we incurred capital expenditures related to the opening of 23 Michaels stores in addition to the relocation of 14 Michaels stores. In the first nine months of fiscal 2010, we incurred capital expenditures related to the opening of 23 Michaels stores in addition to the relocation of ten Michaels stores.

Cash Flow from Financing Activities

Cash flow used in financing activities during the first nine months of fiscal 2011 was $223 million compared to $154 million during the first nine months of fiscal 2010.  Cash flow used in financing activities for the first nine months of fiscal 2011 was impacted by the repurchases of $142 million face value of our 13% Subordinated Discount Notes and $7 million face value of our 11 3/8% Senior Subordinated Notes. In accordance with ASC 470, we recorded a loss of $16 million related to these repurchases.  The $16 million loss is comprised of $10 million to recognize the unrealized interest accretion and the write off of related debt issuance costs, as well as $6 million in purchase premiums. We also made a voluntary prepayment of $50 million on our senior secured term loan facility during the first quarter of fiscal 2011.

In the first quarter of fiscal 2010, we made an excess cash flow payment on our senior secured term loan facility of $118 million and paid $19 million in debt issuance costs related to the amendment to the senior secured asset-based revolving credit facility. In addition, during the third quarter of fiscal 2010, we retired our 10% Senior Notes due 2014 and issued 7¾% Senior Notes due 2018, for which we paid a $41 million tender and call premiums and $15 million in debt issuance costs.

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

The table below shows a reconciliation of EBITDA and Adjusted EBITDA to net income and net cash provided by operating activities.

	Quarter Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
	(in millions)
Net cash provided by operating activities	$147	$92	$99	$115
Depreciation and amortization	(25)	(25)	(75)	(77)
Share-based compensation	(3)	(2)	(7)	(6)
Debt issuance costs amortization	(5)	(5)	(13)	(14)
Accretion of long-term debt	(11)	(13)	(35)	(37)
Change in fair value of interest rate cap	(1)	(2)	(4)	(15)
Change in fair value of contingent consideration	—	—	1	—
Loss on early extinguishment of debt	(1)	(53)	(16)	(53)
Changes in assets and liabilities	(69)	(4)	129	87
Net income (loss)	32	(12)	79	—
Interest expense	62	69	188	207
Loss on early extinguishment of debt	1	53	16	53
Income tax provision (benefit)	19	(9)	48	9
Depreciation and amortization	25	25	75	77
EBITDA	139	126	406	346
Adjustments:
Share-based compensation	3	2	7	6
Sponsor Fees	3	3	10	10
Termination expense	—	—	1	—
Pre-opening costs	2	2	4	3
Multi-year initiatives (1)	—	—	1	—
Foreign currency translation losses (gains)	3	(1)	—	(3)
Store closing costs	2	1	3	2
Loss on interest rate cap	1	2	4	15
Other (2)	1	2	3	2
Adjusted EBITDA	$154	$137	$439	$381

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 allows entities testing for goodwill impairment to have the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If an entity believes, as a result of its qualitative assessment, it is more-likely-than-not the fair value of a reporting unit is less than its carrying amount, the currently prescribed two-step goodwill impairment test must be performed. Otherwise, no further testing is required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We plan to early adopt ASU 2011-08 in the fourth quarter of fiscal 2011.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to fluctuations in exchange rates between the US and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, costs and expenses of our Canadian subsidiaries, when translated into US dollars, can fluctuate due to exchange rate movement. As of October 29, 2011, a 10% increase or decrease in the exchange rate of the US and Canadian dollar would have had a $2 million impact on net income.

We have market risk exposure arising from changes in interest rates on our senior secured term loan facility. The interest rates on our Senior Credit Facilities will reprice periodically, which will impact our earnings and cash flow. The interest rates on our notes are fixed.  Based on our overall interest rate exposure to variable rate debt outstanding as of October 29, 2011, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by $20 million. A 1% increase in interest rates would decrease the fair value of our long-term fixed rate debt by $42 million. A 1% decrease in interest rates would increase the fair value of our long- term fixed rate debt by $45 million.  A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

During fiscal 2009, we purchased an interest rate cap to limit the variability of cash flows associated with our interest payments on our senior secured term loan facility that result from fluctuations in the three-month LIBOR rate. The cap limits our interest exposure on a notional value of $2.0 billion to the lesser of the three-month LIBOR rate or 7.0%.  The term of the cap is from April 15, 2009 through April 15, 2015. The fair value of the cap as of October 29, 2011 was $2 million and is included in Other assets on the Consolidated Balance Sheet. The change in fair value of the cap for the quarter and nine months ended October 29, 2011, resulted in a loss of $1 million and $4 million, respectively, and is recorded in Other (income) and expense, net in the Consolidated Statements of Operations. A 1% increase in the interest rates would increase income before income taxes by $8 million. A 1% decrease in the interest rates would decrease income before income taxes by $2 million.

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

Dated: November 18, 2011

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