Form 10-K
period 2012-01-28
MICHAELS STORES INC
filed 2012-03-21
CIK 740670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2012

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

As of March 19, 2012, 118,678,471 shares of the Registrant’s Common Stock were outstanding.

* The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file surch reports under such sections.

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

General

With over $4.2 billion in sales in fiscal 2011, Michaels Stores, Inc., together with its subsidiaries, is the largest arts and crafts specialty retailer in North America providing materials, project ideas and education for creative activities. Our mission is to be a world class performer that inspires and enables consumers to experience creativity and leads industry growth and innovation, while creating a fun and rewarding place to work that fosters meaningful connections with our communities. With crafting classes, in-store events, project sheets and displays, mobile applications, and on-line videos, we offer a shopping experience that can inspire creativity and confidence in our customers’ artistic abilities.

Michaels Stores, Inc. was incorporated in Delaware in 1983, and as of March 19, 2012, we operate 1,066 Michaels retail stores  in 49 states, as well as in Canada, with approximately 18,200 average square feet of selling space per store. We also operate 130 Aaron Brothers stores as of March 19, 2012, in nine states, with approximately 5,600 average square feet of selling space per store, offering photo frames, a full line of ready-made frames, custom framing services, and a wide selection of art supplies.

On October 31, 2006, substantially all of the Common Stock of Michaels Stores, Inc. was acquired through a merger transaction (the “Merger”) by affiliates of two investment firms: Bain Capital Partners, LLC and The Blackstone Group, L.P. (collectively, together with their applicable affiliates, the “Sponsors”), with certain shares retained by affiliates of Highfields Capital Partners (a then-existing shareholder of Michaels Stores, Inc.). As a result of the Merger, Michaels Holdings, LLC, an entity controlled by the Sponsors, currently owns approximately 93% of our outstanding Common Stock, which is not publicly traded.

We provide links to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, on our Internet website at www.michaels.com under the heading “Investor Relations.” These links are automatically updated, so the filings are available immediately after they are made publicly available by the Securities and Exchange Commission (“SEC”). These filings are also available through the SEC’s EDGAR system at www.sec.gov.

Merchandising

Each Michaels store offers approximately 35,000 basic SKUs in a number of product categories. The following table shows a breakdown of sales for Michaels stores by department as a percentage of total sales:

	Fiscal Year
	2011	2010	2009
General and children’s crafts	47%	46%	44%
Home décor and seasonal	20	20	21
Framing	17	18	17
Scrapbooking	16	16	18
	100%	100%	100%

We continue to search for ways to leverage our position as a market leader by establishing strategic partnerships and exclusive product relationships that will provide our customers with exciting merchandise. During fiscal 2011, we partnered with popular celebrities and brands such as Chef Duff Goldman, Tori Spelling, Crayola®, American Girl Crafts®, Girl Scouts, and Martha Stewart Crafts™. For fiscal 2012, we are exploring opportunities to form future partnerships and exclusive product associations.

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

Our Aaron Brothers stores offer on average approximately 7,400 SKUs, including photo frames, a full line of ready-made frames, art prints, framed art, art supplies and custom framing services. The merchandising strategy for our Aaron Brothers stores is to provide a unique, upscale framing assortment in an appealing environment with attentive customer service.

Seasonality

Our business is highly seasonal, with higher sales in the third and fourth fiscal quarters. Our fourth quarter, which includes the Christmas selling season, has on average accounted for approximately 34% of our Net sales and approximately 47% of our Operating income.

Purchasing and Inventory Management

We purchase merchandise from approximately 600 vendors. We believe our buying power and ability to make centralized purchases enables us to acquire products on favorable terms. Centralized merchandising management teams negotiate with vendors in an attempt to obtain the lowest net merchandise costs and improve product mix and inventory levels. In fiscal 2011, one vendor supplied approximately 10% of our purchases, with no other vendor accounting for more than 3% of total purchases.

In addition to purchasing from outside vendors, our Michaels and Aaron Brothers stores purchase custom frames, framing supplies, mats, and art prints from our framing operation, Artistree, which consists of a manufacturing facility and four regional processing centers to support our retail stores.

Substantially all of the products sold in Michaels stores are manufactured in Asia, Canada, Mexico, and the U.S.. Goods manufactured in Asia generally require long lead times and are ordered four to six months in advance of delivery. Those products are either imported directly by us or acquired from distributors based in the U.S., and purchase prices are denominated in U.S. dollars.

Our automated replenishment system uses perpetual inventory records to analyze individual store/SKU on-hand quantities, as well as other pertinent information such as sales forecasts, seasonal selling patterns, promotional events, and vendor lead times, to generate recommended merchandise reorder information. These recommended orders are reviewed daily and purchase orders are delivered electronically to our vendors and our distribution centers. In addition to improving our store in-stock position, these systems enable us to better forecast merchandise ordering quantities for our vendors and give us the ability to identify, order, and replenish the stores’ merchandise using less store associate labor. These systems also allow us to react more quickly to selling trends and allow our store associates to devote more time to customer service, thereby improving inventory productivity and sales opportunities. As mentioned above, we are developing processes and systems to improve our inventory turnover. We are in the process of upgrading our replenishment and allocation systems and implementing a demand forecasting system.

Artistree

We currently operate a vertically integrated framing operation that leverages Artistree, our wholly-owned manufacturing subsidiary, across our Michaels and Aaron Brothers store networks. Artistree supplies high quality custom and specialty framing merchandise, including art prints and precut mats. We believe Artistree provides a competitive advantage to our Michaels and Aaron Brothers stores and gives us quality control over the entire process. Based on the benefits we have received from this vertically integrated solution, we continue to evaluate opportunities to further leverage our strong framing operations.

Our moulding manufacturing plant, located in Kernersville, North Carolina, converts lumber into finished frame moulding that is supplied to our regional processing centers for custom framing orders for our stores. We manufacture approximately 19% of the moulding we process, import another 51% from quality manufacturers in Indonesia, Malaysia, China, and Italy, and purchase the balance from distributors. We directly source metal moulding for processing in our regional centers. The custom framing orders are processed (frames cut and joined, along with cutting mats and foamboard backing) and shipped to our stores where the custom frame order is completed for customer pick-up.

During fiscal 2011, we operated four regional processing centers in City of Industry, California; Coppell, Texas; Kernersville, North Carolina; and Mississauga, Ontario. Our art prints and pre-cut mats, along with our custom frame supplies, are packaged and distributed out of our Coppell regional processing center. Combined, these facilities occupy approximately 538,000 square feet and, in fiscal 2011, processed over 29 million linear feet of frame moulding and over 6 million individually custom cut mats for our Michaels and Aaron Brothers stores.

Distribution

We currently operate a distribution network for supplying our stores with merchandise. Approximately 85% of Michaels stores’ merchandise receipts are shipped through the distribution network with the remainder shipped directly from vendors to stores.  Approximately 55% of Aaron Brothers stores’ merchandise is shipped through the distribution network with the remainder shipped directly from vendors. Our seven distribution centers are located in California, Florida, Illinois, Pennsylvania, Texas, and Washington.  In addition, we utilize a third-party warehouse to store and supply our seasonal merchandise in preparation for the holiday season.

Michaels stores generally receive deliveries from the distribution centers weekly through a transportation network using a dedicated fleet of trucks and contract carriers. Aaron Brothers stores generally receive merchandise on a biweekly basis from a dedicated 174,000 square foot distribution center located in the Los Angeles, California area.

Store Expansion and Relocation

The following table shows our total store growth for the last five years:

	Fiscal Year
	2011	2010	2009	2008	2007
Michaels stores:
Retail stores open at beginning of year	1,045	1,023	1,009	963	921
Retail stores opened during the year	25	23	18	51	45
Retail stores opened relocations during the year	15	10	5	11	11
Retail stores closed during the year	(6)	(1)	(4)	(5)	(3)
Retail stores closed relocations during the year	(15)	(10)	(5)	(11)	(11)
Retail stores open at end of year	1,064	1,045	1,023	1,009	963

Aaron Brothers stores:
Retail stores open at beginning of year	137	152	161	166	166
Retail stores opened during the year	—	—	—	—	2
Retail stores opened relocations during the year	—	—	—	1	—
Retail stores closed during the year	(3)	(15)	(9)	(5)	(2)
Retail stores closed relocations during the year	—	—	—	(1)	—
Retail stores open at end of year	134	137	152	161	166

Total store count at end of year	1,198	1,182	1,175	1,170	1,129

We believe, based on historical customer experience, our competitors stores’, and our typical penetration ratio of Michaels stores, the combined U.S. and Canadian markets can support a total of 1,400 to 1,600 Michaels stores. We plan to open approximately 45 to 50 Michaels stores in fiscal 2012. Included in these openings are relocations of 10 to 15 Michaels stores. We continue to pursue a store relocation program to improve the real estate location quality and performance of our store base. During fiscal 2012, we anticipate closing 5 to 10 Michaels stores and 5 to 15 Aaron Brothers stores. Many of our store closings are stores that have reached the end of their lease term or are being relocated.

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

Costs for opening stores at particular locations depend upon the type of building, the general cost levels in the area, store size, operating format, and the time of the year the store is opened. In fiscal 2011, the average net cost of opening a new Michaels store included approximately $0.7 million of leasehold improvements, furniture, fixtures and equipment, and pre-opening costs, and an estimated initial inventory investment, net of accounts payable, of approximately $0.3 million.

Competition

We are the largest arts and crafts speciality retailer within the estimated $33 billion arts and crafts and framing markets.The market we compete in is highly fragmented, including stores across the nation operated primarily by small, independent retailers along with a few regional and national chains. We believe customers choose where to shop based upon store location, breadth of selection, price, quality of merchandise, availability of product, and customer service. We compete with many different types of retailers and classify our competition within the following categories:

•             Mass merchandisers. This category includes companies such as Wal-Mart Stores, Inc., Target Corporation, and other mass merchandisers. These retailers typically dedicate only a small portion of their selling space to a limited selection of home décor, arts and crafts supplies, and seasonal merchandise, but they do seek to capitalize on the latest trends by stocking products that are complimentary to those trends and their current merchandise offerings. These mass merchandisers generally have limited customer service staffs with minimal amounts of experience in crafting projects.

•             Multi-store chains. This category includes several multi-store chains, each operating more than 30 stores, and comprises: Hobby Lobby, which operates approximately 500 stores in 41 states, primarily in the Midwestern and Southern U.S.; Jo-Ann Stores, Inc., which operates approximately 770 stores in 49 states; A.C. Moore Arts & Crafts, Inc., which operates approximately 135 stores primarily in the mid-Atlantic and Northeast regions; and Garden Ridge Corporation, which operates approximately 50 stores in 18 states, primarily in the Midwestern and Southern U.S. We believe all of these chains are significantly smaller than Michaels with respect to Net sales.

•             Small, local specialty retailers. This category includes local independent arts and crafts retailers and custom framing shops. Typically, these are single – store operations managed by the owner. These stores generally have limited resources for advertising, purchasing, and distribution. Many of these stores have established a loyal customer base within a given community and compete based on relationships and customer service.

Foreign Sales

All of our current international business is in Canada, which accounted for approximately 9% of total sales in fiscal 2011 and fiscal 2010, and 8% of total sales in fiscal 2009. During the last three years, less than 6% of our assets have been located outside of the U.S.. See Note 13 to the Consolidated Financial Statements for Net sales and assets by country.

Trademarks and Service Marks

We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business, including “Aaron Brothers,”,” “Artistree,” “Michaels,” “Michaels the Arts and Crafts Store,” “Recollections,” “Where Creativity Happens,” and the stylized Michaels logo. We are registering or have registered our primary private brands including Artist’s Loft, ArtMinds, Celebrate It, Creatology, Craft Smart, imagin8, Recollections, Loops & Threads, MiDesign@Michaels, Studio Décor, Bead Landing and Ashland, and various sub-brands associated with these primary marks.

Employees

As of March 19, 2012, we employed approximately 45,300 associates, approximately 34,600 of whom were employed on a part-time basis. The number of part-time associates substantially increases during the Christmas selling season. Of our full-time associates, approximately 3,000 are engaged in various executive, operating, training, distribution, and administrative functions in our corporate and division offices and distribution centers, and the remainder are engaged in store operations. None of our associates are subject to a collective bargaining agreement.

ITEM 1A.  Risk Factors.

Our financial performance is subject to various risks and uncertainties. The risks described below are those which we believe are the material risks we face. Any of the risk factors described below could significantly and adversely affect our business, prospects, sales, revenues, gross profit, cash flows, financial condition, and results of operations.

We face risks related to the effect of economic uncertainty.

If recovery from the economic downturn continues to be slow or prolonged, our growth, prospects, and results of operations, cash flows and financial condition could be adversely impacted.  Our stores offer arts and crafts supplies and products for the crafter, and custom framing for the do-it-yourself home decorator, which some customers may perceive as discretionary. Pressure on discretionary income brought on by economic downturns and slow recoveries, including housing market declines, rising energy prices and weak labor markets, may cause consumers to reduce the amount they spend on discretionary items. For example as a result of the recession during fiscal 2007 and fiscal 2008, despite adding a number of new stores, our total Net sales decreased from $3,862 million to $3,817 million. The current economic environment may continue to adversely affect consumer confidence and retail spending, decreasing demand for our merchandise.  Current economic conditions also make it difficult for us to accurately forecast future demand trends, which could cause us to purchase excess inventories, resulting in increases in our inventory carrying cost, or insufficient inventories, resulting in our inability to satisfy our customer demand and potentially lose market share.

Our reliance on foreign suppliers increases our risk of obtaining adequate, timely, and cost-effective product supplies.

We rely to a significant extent on foreign manufacturers of various products that we sell, particularly manufacturers located in China. In addition, many of our domestic suppliers purchase a portion of their products from foreign sources. This reliance increases the risk that we will not have adequate and timely supplies of various products due to local political, economic, social, or environmental conditions (including acts of terrorism, the outbreak of war, or the occurrence of natural disaster), transportation delays (including dock strikes and other work stoppages), restrictive actions by foreign governments, or changes in U.S. laws and regulations affecting imports or domestic distribution. Reliance on foreign manufacturers also increases our exposure to fluctuations in exchange rates and trade infringement claims and reduces our ability to return product for various reasons.

Additionally, the cost of labor and wage taxes have increased in China, which means we are at risk of higher costs associated with goods manufactured in China.  Significant increases in wages or wage taxes paid by contract facilities may increase the cost of goods manufactured in China, which could have a material adverse effect on our profit margins and profitability.

All of our products manufactured overseas and imported into the U.S. are subject to duties collected by the U.S. Customs Service. We may be subjected to additional duties, significant monetary penalties, the seizure and forfeiture of the products we are attempting to import, or the loss of import privileges if we or our suppliers are found to be in violation of U.S. laws and regulations applicable to the importation of our products.

Significant increases in inflation or commodity prices such as petroleum, natural gas, electricity, steel and paper may adversely affect our costs, including cost of merchandise.

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

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under our notes and credit facilities. As of January 28, 2012, we had outstanding debt of $3,490 million and had an additional $615 million of availability under our senior secured asset-based Revolving Credit Facility. Our high degree of leverage could have important consequences to us, including:

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

•             merge or consolidate with another company; and

•             sell or otherwise transfer assets.

In addition, under our Senior Secured Term Loan Facility, we are required to maintain specified financial ratios upon the occurrence of certain events and under our senior secured asset-based Revolving Credit Facility, we are required to meet an availability condition described below. Our ability to meet those tests can be affected by events beyond our control, and we cannot assure that we will meet them. A breach of any of these covenants could result in a default under our senior secured credit facilities. Upon the occurrence of an event of default under our senior secured credit facilities, the lenders could elect to declare all amounts outstanding under our senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our senior secured credit facilities could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets as collateral under our senior secured credit facilities. If the lenders under our senior secured credit facilities accelerate the repayment of borrowings, we cannot assure that we will have sufficient assets to repay our senior secured credit facilities, as well as our unsecured indebtedness, including the notes.

Our senior secured asset-based Revolving Credit Facility permits us to borrow up to $850 million; however, our ability to borrow thereunder is limited by a borrowing base, which at any time equals the sum of 90% of eligible credit card receivables and debit card receivables plus between 85% and 87.5% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit plus a percentage of eligible in-transit inventory to be agreed upon, less certain reserves. We must not permit excess availability at any time to be less than the greater of (a) $75 million and (b) 10% of the lesser of (1) the then borrowing base under the senior secured asset-based Revolving Credit Facility or (2) a revolving credit ceiling of $850 million (as reduced or increased in accordance with the terms of the senior secured asset-based Revolving Credit Facility, the “Revolving Credit Ceiling”). Excess availability under the senior secured asset-based Revolving Credit Facility means the lesser of (a) the Revolving Credit Ceiling minus the outstanding credit extensions and (b) the then borrowing base minus the outstanding credit extensions. As of January 28, 2012, the borrowing base was $670 million, and we had no outstanding borrowings, $55 million of outstanding standby letters of credit and $615 million of excess availability thereunder.

Our growth depends on our ability to open new stores and increase comparable store sales.

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

Our success will depend on how well we manage our business.

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

•             a significant portion of our management’s time and energy may be consumed with issues unrelated to advancing our core business strategies;

•             the implementation of future operational efficiency initiatives, which may include the consolidation of certain operations and/or the possible co-sourcing of additional selected functions, may not produce the desired reduction in costs and may result in disruptions arising from such actions;

•             we may be unable to hire, train, and retain qualified employees, including management and senior executives, and significant turnover could be disruptive to our business strategies and operations;

•             failure to maintain stable relations with our labor force;

•             our suppliers may be unable to meet the increased demand of additional stores in a timely manner; and

•             we may be unable to expand our existing distribution centers or use third-party distribution centers on a cost-effective basis to provide merchandise for sale by our new stores.

Changes in customer demands could materially adversely affect our sales, results of operations, and cash flow.

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

Unexpected or unfavorable consumer responses to our promotional or merchandising programs could materially adversely affect our sales, results of operations, cash flow and financial condition.

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

Changes in newspaper subscription rates may result in reduced exposure to our circular advertisements.

A substantial portion of our promotional activities utilize circular advertisements in local newspapers. A continued decline in consumer subscriptions of these newspapers could reduce the frequency with which consumers receive our circular advertisements, thereby negatively affecting sales, results of operations, and cash flow.

Improvements to our supply chain may not be fully successful.

An important part of our efforts to achieve efficiencies, cost reductions, and sales and cash flow growth is the identification and implementation of improvements to our supply chain, including merchandise ordering, transportation, and receipt processing. During fiscal 2012, we plan to continue to implement enhancements to our distribution systems and processes, which are designed to improve efficiency through the supply chain and at our stores.  Significant changes to our supply chain could have a material adverse impact on our results of operations.

Our suppliers may fail us.

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

Risks associated with the vendors from whom our products are sourced could materially adversely affect our revenue and gross profit.

The products we sell are sourced from a wide variety of domestic and international vendors. Global sourcing has become an increasingly important part of our business, as we have undertaken efforts to increase the amount of product we source directly from overseas manufacturers.  Our ability to find qualified vendors who meet our standards and supply products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced from outside the U.S.  Any issues related to transitioning vendors could adversely affect our revenue and gross profit.

Product recalls and/or product liability, as well as changes in product safety and other consumer protection laws, may adversely impact our operations, merchandise offerings, reputation, results of operations, cash flow and financial condition.

We are subject to regulations by a variety of federal, state and international regulatory authorities, including the Consumer Product Safety Commission. In fiscal 2011, we purchased merchandise from approximately 600 vendors.  Since a majority of our merchandise is manufactured in foreign countries, one or more of our vendors might not adhere to product safety requirements or our quality control standards, and we might not identify the deficiency before merchandise ships to our stores. Any issues of product safety, including but not limited to those manufactured in foreign countries, could cause us to recall some of those products. If our vendors fail to manufacture or import merchandise that adheres to our quality control standards, our reputation and brands could be damaged, potentially leading to increases in customer litigation against us.  Furthermore, to the extent we are unable to replace any recalled products, we may have to reduce our merchandise offerings, resulting in a decrease in sales, especially if a recall occurs near or during a seasonal period.  If our vendors are unable or unwilling to recall products failing to meet our quality standards, we may be required to recall those products at a substantial cost to us. Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. Long lead times on merchandise ordering cycles increase the difficulty for us to plan and prepare for potential changes to applicable laws.  The Consumer Product Safety Improvement Act of 2008 imposes significant requirements on manufacturing, importing, testing and labeling requirements for our products. In the event that we are unable to timely comply with regulatory changes, significant fines or penalties could result, and could adversely affect our reputation, results of operations, cash flow and financial condition.

We have co-sourced certain of our information technology, accounts payable, payroll, accounting, and human resources functions and may co-source other administrative functions, which makes us more dependent upon third parties.

We place significant reliance on a third party provider for the co-sourcing of certain of our information technology (IT), accounts payable, payroll, accounting, and human resources functions. This co-sourcing initiative is a component of our ongoing strategy to increase efficiencies, increase our IT capabilities, monitor our costs and seek additional cost savings. These functions are generally performed in an offshore location, with Michaels oversight. As a result, we are relying on third parties to ensure that certain functional needs are sufficiently met. This reliance subjects us to risks arising from the loss of control over these processes, changes in pricing that may affect our operating results, and potentially, termination of provision of these services by our supplier. If our service providers fail to perform, we may have difficulty arranging for an alternate supplier or rebuilding our own internal resources, and we could incur significant costs, all of which may have a significant adverse effect on our business. We may co-source other administrative functions in the future, which would further increase our reliance on third parties. Further, the use of offshore service providers may expose us to risks related to local political, economic, social or environmental conditions (including acts of terrorism, the outbreak of war, or the occurrence of natural disaster), restrictive actions by foreign governments or changes in U.S. laws and regulations.

The Company may be subject to information technology system failures or network disruptions, or our information systems may prove inadequate, resulting in damage to the Company’s reputation, business operations, and financial conditions.

We depend on our management information systems for many aspects of our business, including our perpetual inventory, automated replenishment, and weighted average cost stock ledger systems which are necessary to properly forecast, manage, and analyze our inventory. The Company may be subject to information technology system failures and network disruptions. These may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, or similar events or disruptions. System redundancy may be ineffective or inadequate, and the Company’s disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could prevent access to the Company’s online services and preclude store transactions. System failures and disruptions could also impede the manufacturing and shipping of products, transactions processing and financial reporting. Additionally, we will be materially adversely affected if we are unable to improve, upgrade, maintain, and expand our systems.

Failure to adequately maintain security and prevent unauthorized access to electronic and other confidential information and data breaches could materially adversely affect our financial condition and operating results.

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

On May 3, 2011, we were advised by the U.S. Secret Service that they were investigating certain fraudulent debit card transactions that occurred on accounts that had been used for legitimate purchases in selected Michaels stores.  A subsequent internal investigation revealed that approximately 90 payment card terminals in certain Michaels stores had been physically tampered with, potentially resulting in the compromise of customer debit and credit card information.  The Company fully cooperated with various governmental entities and law enforcement authorities in investigating the payment card terminal tampering, and we believe we have taken appropriate steps to stop the use of the stolen information.  Multiple consumer class action lawsuits were filed against the Company as a result of the tampering and additional litigation may be filed (see Item 3. Legal Proceedings — Data Breach Claims).  Various other claims may be otherwise asserted against us for which we may be responsible, on behalf of customers, banks, payment card companies and others seeking damages allegedly arising out of the payment card terminal tampering and other related relief. In addition, the major card brands may seek to impose assessments and fines by reason of the tampering.  To date, Mastercard has assessed approximately $400,000 of reissuance fees and alleged fraud losses, which the Company is appealing. We do not have sufficient information to reasonably estimate other losses we may incur arising from the payment card terminal tampering. Such losses could be material to our results of operations and financial condition.

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

Changes in regulations or enforcement, or our failure to comply with existing or future regulations, may adversely impact our business.

We are subject to federal, state, provincial and local regulations with respect to our operations in the U.S. and Canada.  There are a number of legislative and regulatory initiatives, which the enactment or enforcement of, could adversely impact our business. Those initiatives include wage or workforce issues (such as minimum-wage requirements, overtime and other working conditions and citizenship requirements), collective bargaining matters, environmental regulation, price and promotion regulation, trade regulations and others. We are currently subject to multiple class action lawsuits alleging violations of wage and workforce laws (see Item 3. Legal Proceedings — Employee Claims).

In addition, we expect that the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, will increase our annual associate health care costs, with the most significant increases coming in 2014. Proposed changes in tax regulations may also change our effective tax rate as our business is subject to a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate. New accounting pronouncements and interpretations of existing accounting rules and practices have occurred and may occur in the future. A change in accounting standards or practices can have a significant effect on our reported results of operations. Failure to comply with legal requirements could result in, among other things, increased litigation risk that could affect us adversely by subjecting us to significant monetary damages and other remedies or by increasing our litigation expenses, administrative enforcement actions, fines and civil and criminal liability. If such issues become more expensive to address, or if new issues arise, they could increase our expenses, generate negative publicity, or otherwise adversely affect us.

A weak fourth quarter would materially adversely affect our result of operations.

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

Competition, including internet-based competition, could negatively impact our business.

The retail arts and crafts industry is competitive, which could result in the reduction of our prices and our loss of market share. We must remain competitive in the areas of quality, price, breadth of selection, customer service, and convenience. We compete with mass merchants (e.g., Wal-Mart Stores, Inc. and Target Corporation), who dedicate a portion of their selling space to a limited selection of craft supplies and seasonal and holiday merchandise, along with national and regional chains and local merchants. We also compete with specialty retailers, which include Hobby Lobby, A.C. Moore Arts & Crafts, Inc., Jo-Ann Stores, Inc., and Garden Ridge Corporation. Some of our competitors, particularly the mass merchants, are larger and have greater financial resources than we do. The Company also faces competition from internet-based retailers, in addition to traditional store-based retailers. This could result in increased price competition since our customers could more readily search and compare non-private brand products.  This could also lead to additional competitors, who may exploit a convenience advantage in the event we cannot offer a similar line of products online in the future. Furthermore, we ultimately compete with alternative sources of entertainment and leisure for our customers.

Disruptions in the capital markets could increase our costs of doing business.

Any disruption in the capital markets could make it difficult for us to raise additional capital when needed, or to eventually refinance our existing indebtedness on acceptable terms or at all.  Similarly, if our suppliers face challenges in obtaining credit when needed, or otherwise face difficult business conditions, they may become unable to offer us the merchandise we use in our business thereby causing reductions in our revenues, or they may demand more favorable payment terms, all of which could adversely affect our results of operations, cash flows and financial condition.

Damage to the reputation of the Michaels brand or our private and exclusive brands could adversely affect our sales.

We believe the Michaels brand name and many of our private and exclusive brand names are powerful sales and marketing tools and we devote significant resources to promoting and protecting them. To be successful in the future, we must continue to preserve, grow and utilize the value of Michaels’ reputation. Reputational value is based in large part on perceptions of subjective qualities, and even isolated incidents may erode trust and confidence.  In addition, we develop and promote private and exclusive brands which we believe have generated national recognition. Our Michaels retail stores’ non-custom business private label brands amounted to approximately 50% of sales in fiscal 2011 and represents a growing portion of our overall sales. Damage to the reputations (whether or not justified) of our brand names, could arise from product failures, litigation or various forms of adverse publicity, especially in social media outlets, and may generate negative customer sentiment, potentially resulting in a reduction in our sales and earnings.

We are dependent upon the services of our senior management team.

We are dependent on the services, abilities and experience of our executive officers, including John B. Menzer, our Chief Executive Officer, and Charles M. Sonsteby, our Chief Administrative and Chief Financial Officer. The loss of the services of any of these senior executives and any general instability in the composition of our senior management team could have a negative impact on our ability to execute on our business and operating strategy.

Failure to attract and retain quality sales, distribution center and other associates in appropriate numbers as well as experienced buying and management personnel could adversely affect our performance.

Our performance depends on recruiting, developing, training and retaining quality sales, distribution center and other associates in large numbers as well as experienced buying and management personnel. Many of our store level associates are in entry level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling labor costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, changing demographics, health and other insurance costs and governmental labor and employment requirements. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, causing our customer service to suffer, while increasing our wages could cause our earnings to decrease. The market for retail management is highly competitive and, in common with other retailers, we face challenges in securing sufficient management talent. If we do not continue to attract, train and retain quality associates and management personnel, our performance could be adversely affected.

Our real estate leases generally obligate us for long periods, which subjects us to various financial risks.

We lease virtually all of our store, distribution center, and administrative locations, generally for long terms. While we have the right to terminate some of our leases under specified conditions by making specified payments, we may not be able to terminate a particular lease if or when we would like to do so. If we decide to close stores, we are generally required to continue to perform obligations under the applicable leases, which generally includes, among other things, paying rent and operating expenses for the balance of the lease term, or paying to exercise rights to terminate, and the performance of any of these obligations may be expensive. When we assign or sublease vacated locations, we may remain liable on the lease obligations if the assignee or sublessee does not perform. In addition, when leases for the stores in our ongoing operations expire, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores. Accordingly, we are subject to the risks associated with leasing real estate, which can have a material adverse effect on our results.

Our results may be adversely affected by serious disruptions or catastrophic events, including geo-political events and weather.

Unforeseen public health issues, such as pandemics and epidemics, and geo-political events, such as civil unrest in a country in which our suppliers are located or terrorist or military activities disrupting transportation, communication or utility systems, as well as natural disasters such as hurricanes, tornadoes, floods, earthquakes and other adverse weather and climate conditions, whether occurring in the U.S. or abroad, particularly during peak seasonal periods, could disrupt our operations or the operations of one or more of our vendors or could severely damage or destroy one or more of our stores or distribution facilities located in the affected areas. Day to day operations, particularly our ability to receive products from our vendors or transport products to our stores could be adversely affected, or we could be required to close stores or distribution centers in the affected areas or in areas served by the affected distribution center. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and global financial markets and economy. Such occurrences could significantly impact our operating results and financial performance.  As a result, our business could be adversely affected.

We are controlled by the Sponsors, whose interests may conflict with yours and those of our Company.

We are controlled by the Sponsors, who currently indirectly owns approximately 93% of our Common Stock in the aggregate. For as long as the Sponsors continue to beneficially own a majority of the outstanding shares of our Common Stock, they will be able to direct the election of all of the members of our Board of Directors and could exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional Common Stock or other equity securities, the repurchase or redemption of Common Stock and the payment of dividends. Similarly, the Sponsors will have the power to determine matters submitted to a vote of our stockholders without the consent of our other stockholders, will have the power to prevent a change in our control and could take other actions that might be favorable to them. Even if their ownership falls below a majority, the Sponsors will continue to be able to strongly influence or effectively control our decisions.  Additionally, the Sponsors are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the Sponsors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiary.

Our Canadian subsidiary purchases inventory in U.S. dollars, which is sold in Canadian dollars and exposes us to foreign exchange rate fluctuations. As well, our stores’ customers at border locations can be sensitive to cross-border price differences. Substantial foreign currency fluctuations could adversely affect our business.

ITEM 1B.  Unresolved Staff Comments.

None.

ITEM 2.  Properties.

We lease substantially all of the sites for our Michaels and Aaron Brothers stores, with the majority of our stores having initial lease terms of approximately 10 years. The leases are generally renewable, with increases in lease rental rates. Lessors have made leasehold improvements to prepare our stores for opening under a majority of our existing leases. As of January 28, 2012, in connection with stores that we plan to open or relocate in future fiscal years, we had signed 49 leases for Michaels stores.

As of March 19, 2012, we lease the following non-store facilities:

Square
Footage
Distribution centers:
Hazleton, Pennsylvania	1,005,000
Jacksonville, Florida	776,000
Lancaster, California	763,000
Centralia, Washington	718,000
New Lenox, Illinois	693,000
Tarrant County, Texas	433,000
City of Commerce, California (Aaron Brothers)	174,000
4,562,000

Artistree:
Coppell, Texas (regional processing and fulfillment operations center)	230,000
Kernersville, North Carolina (manufacturing plant and regional processing center)	156,000
City of Industry, California (regional processing center)	90,000
Mississauga, Ontario (regional processing center)	62,000
538,000

Office space:
Irving, Texas (corporate headquarters)	296,000
Coppell, Texas (corporate satellite office)	67,000
Mississauga, Ontario (Canadian regional office)	3,000
366,000

Coppell, Texas (new store staging warehouse)	29,000
5,495,000

The following table indicates the number of our retail stores located in each state or province as of March 19, 2012:

	Number of Stores
		Aaron
State/Province	Michaels	Brothers	Total
Alabama	10	—	10
Alaska	3	—	3
Alberta	16	—	16
Arizona	28	5	33
Arkansas	4	—	4
British Columbia	16	—	16
California	130	85	215
Colorado	21	4	25
Connecticut	14	—	14
Delaware	4	—	4
Florida	74	—	74
Georgia	31	2	33
Idaho	6	1	7
Illinois	38	—	38
Indiana	17	—	17
Iowa	7	—	7
Kansas	8	—	8
Kentucky	9	—	9
Louisiana	12	—	12
Maine	3	—	3
Manitoba	3	—	3
Maryland	22	—	22
Massachusetts	25	—	25
Michigan	35	—	35
Minnesota	22	—	22
Mississippi	5	—	5
Missouri	19	—	19
Montana	4	—	4
Nebraska	4	—	4
Nevada	10	5	15
New Brunswick	3	—	3
Newfoundland and Labrador	1	—	1
New Hampshire	7	—	7
New Jersey	28	—	28
New Mexico	3	—	3
New York	52	—	52
North Carolina	31	—	31
North Dakota	2	—	2
Nova Scotia	4	—	4
Ohio	30	—	30
Oklahoma	8	—	8
Ontario	42	—	42
Oregon	15	2	17
Pennsylvania	44	—	44
Prince Edward Island	1	—	1
Rhode Island	3	—	3
Saskatchewan	3	—	3
South Carolina	12	—	12
South Dakota	2	—	2
Tennessee	14	—	14
Texas	70	17	87
Utah	12	—	12
Vermont	2	—	2
Virginia	32	—	32
Washington	22	9	31
West Virginia	5	—	5
Wisconsin	17	—	17
Wyoming	1	—	1
Total	1,066	130	1,196

ITEM 3.  Legal Proceedings.

Employee Claims

Adams Claim

On April 22, 2009, 129 individuals commenced an action against the Company styled Adams, et. al. v. Michaels Stores, Inc. in the U.S. District Court for the Central District of California. The Adams suit alleges that Michaels failed to pay overtime wages, provide meal and rest periods (or compensation in lieu thereof), accurately record hours worked and provide itemized employee wage statements. The Adams suit additionally alleges that the foregoing conduct was in breach of California’s unfair competition law. Similar claims were subsequently filed by an additional eight individuals.  The plaintiffs seek injunctive relief, damages for unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs. A number of the individual plaintiff claims have been settled for immaterial amounts. A bench trial on one of the plaintiff’s case occurred in December 2010, and no decision has been rendered.  We believe we have meritorious defenses and intend to defend the remaining individual claims vigorously. We do not believe the resolution of these cases will have a material effect on our Consolidated Financial Statements.

Ragano Claim

On July 11, 2011, the Company was served with a lawsuit filed in the California Superior Court in and for the County of San Mateo by Anita Ragano, as a purported class action proceeding on behalf of herself and all current and former hourly retail employees employed by Michaels stores in California.  We removed the matter to the U.S. District Court for the Northern District of California on August 9, 2011.  The lawsuit alleges that Michaels stores failed to pay all wages and overtime, failed to provide its hourly employees with adequate meal and rest breaks (or compensation in lieu thereof), failed to timely pay final wages, unlawfully withheld wages and failed to provide accurate wage statements and further alleges that the foregoing conduct was in breach of various laws, including California’s unfair competition law.  The plaintiff seeks injunctive relief, compensatory damages, meal and rest break penalties, waiting time penalties, interest, and attorneys’ fees and costs. We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We do not believe the resolution of the lawsuit will have a material effect on our Consolidated Financial Statements.

Rea Claim

On September 15, 2011, the Company was served with a lawsuit filed in the California Superior Court in and for the County of Orange (“Superior Court”) by four former store managers as a purported class action proceeding on behalf of themselves and certain former and current store managers employed by Michaels stores in California.  The lawsuit alleges that the Company stores improperly classified its store managers as exempt employees and as such failed to pay all wages, overtime, waiting time penalties and failed to provide accurate wage statements.  The lawsuit also alleges that the foregoing conduct was in breach of various laws, including California’s unfair competition law.  The plaintiffs have pled less than five million dollars in damages, penalties, costs of suit and attorneys’ fees, exclusive of interest. We believe we have meritorious defenses and intend to defend the lawsuit vigorously.  Based on the plaintiffs’ pleadings of less than $5 million dollars, we do not believe the resolution of the lawsuit will have a material effect on our Consolidated Financial Statements.

Tijero and Godfrey Consolidated Claim

On February 12, 2010, the Company and its wholly owned subsidiary, Aaron Brothers, was served with a lawsuit filed in the California Superior Court in and for the County of Alameda by Jose Tijero, a former assistant manager for Aaron Brothers as a purported class action proceeding on behalf of himself and all current and former hourly retail employees employed by Aaron Brothers in California. On July 12, 2010, Aaron Brothers was served with a lawsuit filed in the California Superior Court in and for the County of Orange by Amanda Godfrey, a former Aaron Brothers’ hourly employee alleging similar allegations as in the Tijero suit. On October 15, 2010, the cases were consolidated against Aaron Brothers and re-filed in the U.S. District Court—Northern District of California. These suits allege that Aaron Brothers failed to pay all wages and overtime, failed to provide its hourly employees with adequate meal and rest breaks (or compensation in lieu thereof), failed to timely pay final wages, unlawfully withheld wages and failed to provide accurate wage statements and further alleges that the foregoing conduct was in breach of various laws, including California’s unfair competition law. The plaintiff seeks injunctive relief, compensatory damages, meal and rest break penalties, waiting time penalties, interest, and attorneys’ fees and costs. We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We do not believe the resolution of the lawsuit will have a material effect on our Consolidated Financial Statements.

Consumer Class Action Claims

Zip Code Claims

On August 15, 2008, Linda Carson, a consumer, filed a purported class action proceeding against Michaels Stores, Inc. in the Superior Court of California, County of San Diego (“San Diego Superior Court”), on behalf of herself and all similarly-situated California consumers. The Carson lawsuit alleges that Michaels unlawfully requested and recorded personally identifiable information (i.e., her zip code) as part of a credit card transaction. The plaintiff sought statutory penalties, costs, interest, and attorneys’ fees. We contested certification of this claim as a class action and filed a motion to dismiss the claim. On March 9, 2009, the Court dismissed the case with prejudice. The plaintiff appealed this decision to the California Court of Appeal for the Fourth District, San Diego. On July 22, 2010, the Court of Appeal upheld the dismissal of the case. The plaintiff appealed this decision to the Supreme Court of California (“California Supreme Court”). On September 29, 2010, the California Supreme Court granted the plaintiff’s petition for review; however, it stayed any further proceedings in the case until another similar zip code case pending before the court, Pineda v. Williams-Sonoma, was decided. On February 10, 2011, the California Supreme Court ruled, in the Williams-Sonoma case, that zip codes are personally identifiable information and therefore the Song-Beverly Credit Card Act of 1971, as amended (“Song Act”) prohibits businesses from requesting or requiring zip codes in connection with a credit card transaction. On or about April 6, 2011, the Supreme Court transferred the Carson case back to the Court of Appeal with directions to the Court to reconsider its decision in light of the Pineda decision. Upon reconsideration the Court of Appeal remanded the case back to the San Diego Superior Court. We are reviewing the matter in light of this decision and, at this time, we are unable to estimate a range of loss, if any, in this case.

Additionally, since the California Supreme Court decision on February 10, 2011, three additional purported class action lawsuits alleging violations of the Song Act have been filed against the Company: Carolyn Austin v. Michaels Stores, Inc. and Tiffany Heon v. Michaels Stores, Inc., both in the San Diego Superior Court and Sandra A. Rubinstein v. Michaels Stores, Inc. in the Superior Court of California, County of Los Angeles, Central Division.  The Rubenstein case was transferred to the San Diego Superior Court.  Unopposed motions to coordinate these actions have been filed and an order coordinating the cases has been entered. Also, relying in part on the California Supreme Court decision, an additional purported class action lawsuit was filed on May 20, 2011 against the Company: Melissa Tyler v. Michaels Stores, Inc. in the U.S. District Court-District of Massachusetts, alleging violation of a similar Massachusetts statute, Mass. Gen. Laws ch. 93, section 105(a) (“Statute”), regarding the collection of personally identifiable information in connection with a credit card transaction. A hearing was held on October 20, 2011 on our Motion to Dismiss the claims.  On January 6, 2012, the Court granted our Motion to Dismiss.  However, the Court certified questions of law to the Massachusetts Supreme Judicial Court regarding the interpretation of the Statute.  Briefing to the Supreme Judicial Court will take place in the Spring 2012 and we anticipate oral arguments to be scheduled in the fall 2012.

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

On May 18, 2011, Brandi F. Ramundo, a consumer, filed a purported class action proceeding against Michaels Stores, Inc. in the U.S. District Court for the Northern District of Illinois, on behalf of herself and all similarly-situated U.S. consumers. The Ramundo lawsuit alleges that Michaels failed to take commercially reasonable steps to protect consumer financial data, and was in breach of contract and various laws, including the Federal Stored Communications Act and the Illinois Consumer Fraud and Deceptive Practices Act. The plaintiff seeks compensatory, statutory and punitive damages, costs, credit card fraud monitoring services, interest and attorneys’ fees. Subsequently three additional purported class action lawsuits significantly mirroring the claims in the Ramundo complaint were filed against the Company: Mary Allen v. Michaels Stores, Inc., Kimberly Siprut v. Michaels Stores, Inc., and Jeremy Williams v. Michaels Stores, Inc., all in the U.S. District Court for the Northern District of Illinois. On June 8, 2011, an order was entered consolidating all four matters, which also provided for future consolidation of all related actions subsequently filed or transferred. On July 8, 2011, a Consolidated Amended Class Action Complaint styled In Re Michaels Stores Pin Pad Litigation (“In Re Michaels Stores Consolidated Complaint”) was filed in the U.S. District Court for the Northern District of Illinois and on August 8, 2011, we filed a Motion to Dismiss the In Re Michaels Stores Consolidated Complaint. A hearing on this motion was held on October 27, 2011 and the decision is pending. On August 25, 2011, subsequent to the filing of the Consolidated Complaint and our Motion to Dismiss, a fifth class action, Sherry v. Michaels Stores, Inc., was filed in the U.S. District Court for the Northern District of Illinois.  On September 29, 2011, the Sherry case was reassigned and consolidated into the Consolidated Complaint. We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We are unable to estimate a range of loss, if any, in the case.

Two additional purported class action lawsuits significantly mirroring the claims in the In Re Michaels Stores Consolidated Complaint have been filed against the Company in New Jersey: Sara Rosenfeld and Ilana Soffer v. Michaels Stores, Inc. filed in the Superior Court of New Jersey on July 7, 2011, removed to the U.S. District Court of New Jersey on August 5, 2011, and transferred to the Northern District of Illinois on September 9, 2011 and reassigned and consolidated into the Consolidated Complaint; and Lori Wilson v. Michaels Stores, Inc. filed in the Superior Court of New Jersey on August 10, 2011.  We are seeking to have the Wilson case transferred and consolidated as well by filing appropriate requests with the Judicial Panel on Multi-District Litigation. We believe we have meritorious defenses and intend to defend the lawsuits vigorously. Nevertheless, the parties are attempting to reach a mediated settlement for an amount that we do not believe will have a material effect on our Consolidated Financial Statements.

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

On July 29, 2010, the SEC filed a civil enforcement action in federal district court for the Southern District of New York against Charles Wyly, Sam Wyly and others alleging, among other things, violations of various federal securities laws, including those governing ownership reporting and trading of securities, in connection with the non-U.S. trusts and their subsidiaries. Additional information may be obtained at the SEC’s website. Sam Wyly, the estate of Charles Wyly and the Wylys’ attorney, Michael French, also a former director of the Company, have requested indemnification from the Company for certain legal costs with respect to these matters. The Company has resolved all claims with regards to Sam Wyly and the estate of Charles Wyly for an immaterial amount.  The Company believes that Mr. French’s claim is without merit.

General

In addition to the litigation discussed above, we are, and in the future may be, involved in various other lawsuits, claims and proceedings incident to the ordinary course of business.

PART II

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is privately held and there is no established public trading market for our stock.

Holders

As of March 19, 2012, there were 31 holders of record of our Common Stock.

Dividends

The Company has not declared or paid any cash dividends on its Common Stock in fiscal 2011 and fiscal 2010.  The Company does not anticipate paying any cash dividends in the near future.

ITEM 6.  Selected Financial Data.

The following financial information for the five most recent fiscal years has been derived from our Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.

	Fiscal Year
	2011 (1)	2010 (2)	2009	2008	2007
		(Restated)	(Restated)	(Restated)	(Restated)
	(In millions, except operating and store count data)
Results of Operations Data:
Net sales	$4,210	$4,031	$3,888	$3,817	$3,862
Operating income	569	488	397	304	354
Income (loss) before discontinued operations	176	103	103	(7)	(19)
Discontinued operations loss, net of income tax	—	—	—	—	(10)
Net income (loss)	176	103	103	(7)	(29)

Balance Sheet Data:
Cash and equivalents	$371	$319	$217	$33	$29
Merchandise inventories	840	826	873	900	845
Total current assets	1,334	1,271	1,199	1,047	982
Total assets	1,822	1,780	1,722	1,639	1,634
Total current liabilities	837	685	719	683	683
Long-term debt	3,363	3,667	3,684	3,756	3,741
Total liabilities	4,296	4,434	4,488	4,517	4,515
Stockholders’ deficit	(2,474)	(2,654)	(2,766)	(2,878)	(2,881)

Other Financial Data:
Cash flows provided by operating activities	$413	$438	$405	$59	$268
Cash flows used in investing activities	(109)	(83)	(43)	(85)	(100)
Cash flow (used in) provided by financing activities	(252)	(253)	(178)	30	(169)

Other Operating Data:
Average net sales per selling square foot (3)	$213	$208	$205	$206	$217
Comparable store sales increase (decrease) (4)	3.2%	2.5%	0.2%	(4.6)%	(0.7)%
Total selling square footage (in millions)	20.1	19.9	19.6	19.4	18.6

Stores Open at End of Year:
Michaels	1,064	1,045	1,023	1,009	963
Aaron Brothers	134	137	152	161	166
Total stores open at end of year	1,198	1,182	1,175	1,170	1,129

(1)            Fiscal 2011 Net income includes an $18 million loss related to the early extinguishment of $163 million face value, or $155 million accreted value, of our outstanding 13% Subordinated Discount Notes due 2016 and $7 million face value of our 11 3/8% Senior Subordinated Notes due 2016.

(2)            Fiscal 2010 Net income includes a $53 million loss related to the early extinguishment of our 10% Senior Notes due 2014.

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

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. References to fiscal year mean the year in which that fiscal year began. Fiscal 2011 ended on January 28, 2012, fiscal 2010 ended on January 29, 2011, and fiscal 2009 ended on January 30, 2010. Each of these three fiscal years contained 52 weeks.

Executive Overview

We believe Michaels is where creativity happens.  With over $4.2 billion in sales, we are the largest arts and crafts specialty retailer in North America. Our primary business is the operation of 1,066 Michaels stores across the U.S. and Canada. We also operate 130 Aaron Brothers stores, a custom frame, framing, and art supply chain (all store counts are as of March 19, 2012).

Highlights for fiscal 2011 include the following:

•      Sales increased to $4.210 billion, a 4.4% improvement over last year, driven by a 3.2% increase in comparable store sales as well as the opening of 25 new stores. Our new store growth included one urban market format store as well as four small market format stores. In addition, we completed 15 store relocations during the year.

•      Our Michaels retail stores’ private brand merchandise drove 50% of non-custom business sales, up from 36% in fiscal 2010.

•      Direct import penetration, as a percent of total receipts, increased to 26% compared to 23% in fiscal 2010.

•      Gross profit improved by 120 basis points to 40.0% for fiscal 2011.

•      We reported record operating income of $569 million, an increase of 16.6% from prior year.

•      Net cash provided by operating activities decreased $25 million, or 5.7%, and Net income increased by $73 million to $176 million. Adjusted EBITDA, a non-GAAP measure that is a required calculation in our debt agreements, improved by 13.5%, from $622 million in fiscal 2010 to $706 million fiscal 2011 (see “Non-GAAP Measures”).

•      We reduced our outstanding indebtedness by $178 million.

•      We completed open market repurchases of our 13% Subordinated Discount Notes totaling $163 million face value, or $155 million accreted value, and $7 million of outstanding 11 3/8% Senior Subordinated Notes.

•      We amended our Senior Secured Term Loan Facility to extend $619 million of term loans, due to mature on October 31, 2013, to now mature on July 31, 2016. We also prepaid our Senior Secured Term Loan Facility by $50 million.

•      In 2011, we launched two new multi-channel business offerings: BuyTheBunch, our customer special order program, which provides our U.S. stores a systematic way to fulfill large quantity and special orders; and MiDesign@Michaels, a multi-channel complement to our stores, which allows customers to design digital scrapbooks, custom invitations, and other custom accessories online.

•      We continued to build our relationship with our customers through our marketing vehicles, internet site, mobile platform, in-store experience, and social media outlets.

In fiscal 2012, we will continue to lead industry growth and innovation through strategic initiatives such as:

•   deepening our customer relationship through in-store experiences and multi-channel marketing,

•   offering inspirational new products through frequent merchandise resets,

• continuously improving processes to achieve cost savings and cash flow increases,

•   growing private brand penetration,

•   continuing to improve pricing and promotional strategies,

•   capitalizing on customization and new business channels, and

•   opening 45 to 50 new stores, including 7 new stores in Québec.

Restatement—Accounting for Income Taxes

During fiscal 2009, we recorded a $5 million adjustment to a state deferred tax liability pool. In fiscal 2010, we identified that the 2009 adjustment was made in error, and we reversed the adjustment and disclosed the correction in our Consolidated Financial Statements.  As result of this adjustment, the Provision for income taxes in the Consolidated Statements of Operations was understated in fiscal 2009 and overstated in fiscal 2010 by $5 million, which we concluded was not material to the Consolidated Financial Statements.

In response to this error, we performed a detailed re-examination of our deferred income tax pools.  The re-examination of the deferred pool for property and equipment was completed during the fourth quarter of fiscal 2011. In connection with these procedures, we performed detailed reconciliations of the deferred tax pool for property and equipment for each of the last five years and identified errors in the manner in which we were tracking deferred taxes for property and equipment and the underlying differences between book and tax basis. Consequently, we concluded that the ending deferred tax liability for property and equipment was overstated by $8 million in each period since at least February 3, 2007 through January 29, 2011.  We also identified an error in the calculation of our deferred taxes related to foreign currency translation for fiscal 2007, fiscal 2008 and fiscal 2009, which we are correcting as part of this restatement. We have corrected these errors by restating our Consolidated Financial Statements for each respective period. Our restatement also includes the correction of the $5 million state deferred tax liability error identified in fiscal 2010, the effects of which were previously considered immaterial to each respective period.  The effect of the restatement had no impact on reported net cash flows or income before taxes in any periods. We have also recorded reclassifications to properly adjust the noncurrent portion of our deferred taxes from current Deferred tax assets to noncurrent Deferred tax assets.

The tables below provide a reconciliation of certain line items affected within our Consolidated Statements of Operations, Consolidated Balance Sheets, and Consolidated Statements of Cash Flows for fiscal 2007 through fiscal 2010, from amounts previously reported to the restated amounts:

	Statement of Operations
	Fiscal 2010
	(In millions)
	As	State Deferred	As
	Reported	Tax Adjustment	Restated
Provision for income taxes	$51	$(5)	$46
Net income	98	5	103

	Statement of Operations
	Fiscal 2009
	(In millions)
	As Reported	State Deferred Tax Adjustment	Currency Translation Deferred Tax Adjustment	As Restated
Provision for income taxes	$50	$5	(1)	$54
Net income	107	(5)	1	103

	Statement of Operations
	Fiscal 2008
	(In millions)
	As Reported	Currency Translation Deferred Tax Adjustment	As Restated
Provision for income taxes	$3	$2	$5
Net loss	(5)	(2)	(7)

	Statement of Operations
	Fiscal 2007
	(In millions)
	As Reported	Currency Translation Deferred Tax Adjustment	As Restated
Provision for income taxes	$5	$(3)	$2
Loss before discontinued operations	(22)	3	(19)
Net loss	(32)	3	(29)

	Balance Sheet
	For the year ended January 29, 2011
	(In millions)
			Currency
		Fixed Asset	Translation
	As	Deferred Tax	Deferred Tax	Reclassification	As
	Reported	Adjustment	Adjustment	Adjustments	Restated
Deferred income taxes asset (current)	$56	$—	$4	$(8)	$52
Total current assets	1,275	—	4	(8)	1,271
Deferred income taxes asset (noncurrent)	18	8	(2)	8	32
Total assets	1,770	8	2	—	1,780
Accumulated deficit	(2,726)	8	2	—	(2,716)
Total stockholders’ deficit	(2,664)	8	2	—	(2,654)

	Balance Sheet
	For the year ended January 30, 2010
	(In millions)
				Currency
		Fixed Asset		Translation
	As	Deferred Tax	State Deferred	Deferred Tax	Reclassification	As
	Reported	Adjustment	Tax Adjustment	Adjustment	Adjustment	Restated
Deferred income taxes asset (current)	$45	$—	$(5)	3	$(6)	$37
Total current assets	1,207	—	(5)	3	(6)	1,199
Deferred income taxes asset (noncurrent)	1	8	—	—	12	21
Total assets	1,710	8	(5)	3	6	1,722
Deferred income taxes liability (current)	—	—	—	—	2	2
Total current liabilities	717	—	—	—	2	719
Deferred income taxes liability (noncurrent)	—	—	—	1	4	5
Total liabilities	4,481	—	—	1	6	4,488
Accumulated deficit	(2,824)	8	(5)	2	—	(2,819)
Total stockholders’ deficit	(2,771)	8	(5)	2	—	(2,766)

	Balance Sheet
	For the year ended January 31, 2009
	(In millions)
			Currency
		Fixed Asset	Translation
	As	Deferred Tax	Deferred Tax	Reclassification	As
	Reported	Adjustment	Adjustment	Adjustment	Restated
Deferred income taxes asset (current)	$41	$—	$1	$(3)	$39
Total current assets	1,049	—	1	(3)	1,047
Deferred income taxes asset (noncurrent)	12	8	—	8	28
Total assets	1,625	8	1	5	1,639
Deferred income taxes liability (current)	—	—	0	2	2
Total current liabilities	681	—	—	2	683
Deferred income taxes liability (noncurrent)	—	—	—	3	3
Total liabilities	4,512	—	—	5	4,517
Accumulated deficit	(2,931)	8	1		(2,922)
Total stockholders’ deficit	(2,887)	8	1		(2,878)

	Balance Sheet
	For the year ended February 2, 2008
	(In millions)
			Currency
		Fixed Asset	Translation
	As	Deferred Tax	Deferred Tax	Reclassification	As
	Reported	Adjustment	Adjustment	Adjustment	Restated
Deferred income taxes asset (current)	$31	$—	$2	$—	$33
Total current assets	980	—	2	—	982
Deferred income taxes asset (noncurrent)	—	8	—	10	18
Total assets	1,614	8	2	10	1,634
Deferred income taxes liability (current)	—	—	—	4	4
Total current liabilities	679	—	—	4	683
Deferred income taxes liability (noncurrent)	4	—	(1)	6	9
Total liabilities	4,506	—	(1)	10	4,515
Accumulated deficit	(2,926)	8	3	—	(2,915)
Total stockholders’ deficit	(2,892)	8	3	—	(2,881)

	Cash Flow Data
	Fiscal 2010
	(In millions)
		Fixed Asset
	As	Deferred Tax	As
	Reported	Adjustment	Restated
Operating Activities:
Net income	$98	$5	$103
Deferred income taxes	(23)	(5)	(28)

	Cash Flow Data
	Fiscal 2009
	(In millions)
			Currency
		Fixed Asset	Translation
	As	Deferred Tax	Deferred Tax	As
	Reported	Adjustment	Adjustment	Restated
Operating Activities:
Net income	$107	$(5)	1	$103
Deferred income taxes	(4)	5	(1)	—

	Cash Flow Data
	Fiscal 2008
	(In millions)
	As Reported	Currency Translation Deferred Tax Adjustment	As Reported
Operating Activities:
Net income	$(5)	$(2)	$(7)
Deferred income taxes	(24)	2	(22)

	Cash Flow Data
	Fiscal 2007
	(In millions)
	As Reported	Currency Translation Deferred Tax Adjustment	As Reported
Operating Activities:
Net income	$(32)	$3	$(29)
Deferred income taxes	(19)	(3)	(22)

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

Vendor allowances, which primarily represent volume rebates and cooperative advertising funds, are recorded as a reduction of the cost of the merchandise inventories and a subsequent reduction in Cost of sales when the inventory is sold. We generally earn vendor allowances as a percentage of certain merchandise purchases with no minimum purchase requirements. Typically, our vendor allowance programs extend for a period of 12 months. We recognized vendor allowances of $115 million, or 2.7% of Net sales, in fiscal 2011, $112 million, or 2.8% of Net sales, in fiscal 2010, and $133 million, or 3.4% of Net sales, in fiscal 2009. During the three fiscal years ended January 28, 2012, the number of vendors from which vendor allowances were received ranged from approximately 650 to 740. As a result of our increased direct import penetration, vendor allowances, as a percentage of sales, have been declining and we expect this trend to continue in future years.

We utilize perpetual inventory records to value inventory in our stores. Physical inventory counts are performed in a significant number of stores during each fiscal quarter by a third party inventory counting service. Substantially all stores open longer than one year are subject to at least one count each fiscal year. We adjust our perpetual records based on the results of the physical counts. We maintain a provision for estimated shrinkage based on the actual historical results of our physical inventories. We compare our estimates to the actual results of the physical inventory counts as they are taken and adjust the shrink estimates accordingly. A 10% change in our estimated shrinkage would have affected Net income by $1 million for fiscal 2011. We also evaluate our merchandise to ensure that the expected net realizable value of the merchandise held at the end of a fiscal period exceeds cost.  In the event that the expected net realizable value is less than cost, we reduce the value of that inventory accordingly. A 10% change in our inventory valuation reserve would have affected Net income by $1 million for fiscal 2011.

Goodwill—We review goodwill for impairment each year in the fourth quarter, or more frequently if required. Beginning in fiscal 2011, in conducting our impairment review, we elect to first perform a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) the fair value of our reporting unit is less than its carrying value. Factors used in our qualitative assessment include, but are not limited to, macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, company and reporting unit specific events, and the margin between the fair value and carrying value of each reporting unit in recent valuations.

If, after assessing the totality of events or circumstances such as those described above, we determine that it is more likely than not that the fair value of our reporting unit is greater than its carrying amount, no further action is required. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we will compare each reporting unit’s carrying value to its estimated fair value, determined through estimated discounted future cash flows and market-based methodologies. If the carrying value exceeds the estimated fair value, we determine the fair value of all assets and liabilities of the reporting unit, including the implied fair value of goodwill. If the carrying value of goodwill exceeds the implied fair value, we recognize an impairment charge equal to the difference.

Factors used in the valuation of goodwill include, but are not limited to, management’s plans for future operations, recent operating results and discounted projected future cash flows. Material assumptions used in our impairment analysis include the weighted average cost of capital (“WACC”) percentage, terminal growth rate and forecasted long-term sales growth. During fiscal 2011, fiscal 2010, and fiscal 2009, there was no impairment charge taken on our goodwill.

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

An impairment is recognized once all the factors noted above are taken into consideration and it is determined that the carrying amount of the store’s assets are not recoverable. The impairment is based on estimated fair value of the assets, excluding assets that can be redeployed. We recorded an impairment charge, net of tax, of less than $1 million in each of fiscal 2011 and fiscal 2010, and $2 million in fiscal 2009.  In addition to recording impairment charges on certain stores based on the previously discussed criteria, we maintain a list of stores we consider at risk and monitor those stores closely. As of January 28, 2012, we had one store we considered at risk for impairment with a minimal carrying value of assets.

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

The cost of closing a store or facility is calculated as the lesser of the present value of future rental obligations remaining under the lease (less estimated sublease rental income) or the lease termination fee. The determination of the reserves is dependent on our ability to make reasonable estimates of costs to be incurred post-closure and of rental income to be received from subleases. In planning our store closures, we try to time our exits as close to the lease termination date as possible to minimize any remaining lease obligation. As of January 28, 2012 our reserve for closed facilities was $9 million. The reserves could differ materially if market conditions were to vary significantly from our assumptions.

Self-Insurance—We have insurance coverage for losses in excess of self-insurance limits for medical liability, general liability and workers’ compensation claims.  Health care reserves are based on actual claims experience and an estimate of claims incurred but not reported. Reserves for general liability and workers’ compensation are determined through the use of actuarial studies. Due to the significant judgments and estimates utilized for determining these reserves, they are subject to a high degree of variability. In the event our insurance carriers are unable to pay claims submitted to them, we would record a liability for such estimated payments we expect to incur. A 10% change in our self-insurance liability would have affected Net income by approximately $4 million for fiscal 2011.

Revenue Recognition—Revenue from sales of our merchandise is recognized when the customer takes possession of the merchandise. Revenue is presented net of sales taxes collected.  Sales related to custom framing are deferred until the order is picked up by the customer, which we estimate based on historical customer behavior. We deferred 13 days of custom framing revenue at the end of fiscal 2011, 2010 and 2009. A one day change in our custom frame deferral would have had a $1 million impact on our fiscal 2011 Net income. As of January 28, 2012 and January 29, 2011, our deferred framing revenue was approximately $10 million.

We allow for merchandise to be returned under most circumstances and provide a reserve for estimated returns. We use historical customer return behavior to estimate our reserve requirements. As of January 28, 2012 and January 29, 2011, our sales returns reserve was approximately $3 million.

We record a gift card liability on the date we issue the gift card to the customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. The deferred revenue associated with outstanding gift cards increased $4 million from $26 million at January 29, 2011, to $30 million as of January 28, 2012. We escheat the value of unredeemed gift cards where required by law. Any remaining liabilities not subject to escheatment are evaluated to determine whether the likelihood of the gift card being redeemed is remote (gift card breakage). We recognize gift card breakage as revenue, by applying our estimate of the rate of gift card breakage over the period of estimated performance. Our estimates of the gift card breakage rate are applied to the estimated amount of gift cards that are expected to go unused and that are not subject to escheatment, and such estimates are based on customers’ historical redemption rates and patterns. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to recognize income related to unredeemed gift cards. However, if actual results are not consistent with our assumptions, we may record additional income or expense.

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

All grants of our stock options have an exercise price equal to or greater than the fair market value of our Common Stock on the date of grant. Because we are privately held and there is no public market for our Common Stock, the fair value of our equity is estimated by a third party valuation firm and approved by our Board of Directors at the time option grants are awarded.  In estimating the fair value of our Common Stock, the Board of Directors considers factors that it believes are material to the valuation process including the Company’s actual and projected financial results, the principal amount of the Company’s indebtedness and formal valuations of the Company. In fiscal 2011 and fiscal 2010, valuations completed relied on projections of our future performance, estimates of our weighted average cost of capital, and metrics based on the performance of a peer group of similar companies, including valuation multiples and stock price volatility. However, due to the economic deterioration that occurred during fiscal 2008, the traditional approaches outlined above did not yield an answer that was considered to be representative of the fair value of the Company’s equity.  Accordingly, as of the end of fiscal 2009, the Company completed a valuation based on a Black-Scholes option model, which utilized the fair value of the Company’s assets, the book value of the Company’s debt, an estimated time to a liquidity event, the asset volatility of a peer group of companies and the risk free rate. In future valuations, we will consider traditional approaches and, to the extent necessary, the Black-Scholes option model for valuing our Common Stock.

Other assumptions used in the option value models for estimating the fair value of stock option awards include expected volatility of our Common Stock share price, expected terms of the options, expected dividends, and forfeitures. The expected volatility rate is based on both historical volatility as well as implied volatilities from the exchange-traded options on the common stock of a peer group of companies. We utilize historical exercise and post-vesting employment behavior to estimate the expected terms of the options and do not use a dividend rate assumption. Our forfeitures assumption was estimated based on historical experience and anticipated events. The risk-free interest rate is based on the yields of U.S. Treasury instruments with approximately the same term as the expected life of the stock option award. We update our assumptions regularly based on historical trends and current market observations.

As of January 28, 2012, compensation cost not yet recognized related to nonvested awards totaled $13 million and is expected to be recognized over a weighted average period of 2.9 years. A 10% change in the fair value of stock option awards granted in fiscal 2011 would have had an immaterial impact on our fiscal 2011 Net income and compensation cost not yet recognized.

Income Taxes—We record income tax expense using the liability method for taxes and are subject to income tax in many jurisdictions, including the U.S., various states and localities, and Canada. A current tax liability or asset is recognized for the estimated taxes payable or refundable on the tax returns for the current year and a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. In evaluating our ability to realize our deferred tax asset, we considered the following sources of future taxable income:

•          Future reversals of existing taxable temporary differences;

•          Future taxable income, exclusive of reversing temporary differences and carryforwards;

•          Taxable income in prior carryback years; and

•          Tax-planning strategies.

Our evaluation regarding whether a valuation allowance is required or should be adjusted also considers, among other things, the nature, frequency, and severity of recent losses, forecasts of future profitability and the duration of statutory carryforward periods. Our forecasts of future profitability represents our best estimate of these future events. After conducting this assessment, the valuation allowance recorded against our deferred tax assets was $14 million and $15 million as of January 28, 2012 and January 29, 2011, respectively.  If actual results differ from estimated results, or if we adjust these assumptions in the future, we may need to adjust our deferred tax assets or liabilities, which could impact our effective tax rate.

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

	Fiscal Year
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	60.0	61.2	62.3
Gross profit	40.0	38.8	37.7
Selling, general, and administrative expense	26.1	26.3	27.1
Related party expenses	0.3	0.3	0.4
Store pre-opening costs	0.1	0.1	0.1
Operating income	13.5	12.1	10.1
Interest expense	6.0	6.8	6.6
Loss on early extinguishment of debt	0.4	1.3	—
Other (income) and expense, net	0.2	0.2	(0.4)
Income before income taxes	6.9	3.8	3.9
Provision for income taxes	2.7	1.2	1.3
Net income	4.2%	2.6%	2.6%

Fiscal 2011 Compared to Fiscal 2010

Net Sales—Net sales increased for fiscal 2011 by $179 million, or 4.4%, over fiscal 2010 due primarily to a $128 million increase in comparable store sales. Comparable store sales increased 3.2% driven by an increase in transactions of 2.0% and an increase in the average ticket of 1.2%. The fluctuation in the exchange rates between the U.S. and Canadian dollars positively impacted the average ticket by 20 basis points. Comparable store sales growth was strongest in our bakeware, ribbon, and yarn categories. In addition, sales from our non-comparable new stores provided incremental revenue of $51 million.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $59 million to $2.526 billion in fiscal 2011 from $2.467 billion in fiscal 2010 due primarily to a $50 million increase in merchandise costs associated with higher sales and an $11 million increase in freight and distribution costs. In addition, occupancy costs increased $24 million, including $7 million from new stores opened in fiscal 2011. These amounts were partially offset by a $16 million reduction from improved inventory management and $8 million from improved efficiencies in our vertically integrated framing operation.

Cost of sales and occupancy expense decreased 120 basis points, as a percentage of Net sales, to 60.0% in fiscal 2011 from 61.2% in fiscal 2010. Merchandise cost decreased 90 basis points driven by our direct import penetration, private brand initiative, and improved pricing and promotion management, while increased focus on inventory management contributed an additional 50 basis points to the reduction in Cost of sales. These improvements were partially offset by a 30 basis point increase from the recognition of freight and distribution costs.

Selling, General, and Administrative Expense—Selling, general and administrative expense was $1.098 billion in fiscal 2011 compared to $1.059 billion in fiscal 2010. Selling, general and administrative expense increased $39 million driven by an $11 million increase in payroll from existing stores, including $3 million of one-time training cost related to our new store labor model. In addition, we had $9 million in costs for new stores opened in fiscal 2011 and a $6 million increase from a full year of expense for stores opened in fiscal 2010 . Finally, advertising increased $11 million from digital and targeted marketing campaigns that did not occur last year. As a percentage of Net sales, Selling, general and administrative expense decreased 20 basis points due to increased leverage of payroll and benefits from higher comparable store sales.

Related Party Expenses—Related party expenses were $13 million and $14 million for fiscal 2011 and fiscal 2010, respectively, consisting of management fees and associated expenses paid to our Sponsors and Highfields Capital Management, L.P.

Interest Expense— Interest expense decreased from $276 million in fiscal 2010 to $254 million in fiscal 2011, as a result of a lower average interest rate and a $178 million reduction in our total debt outstanding.

Loss on Early Extinguishment of Debt—We recorded a loss of $18 million related to the early extinguishment of $163 million face value, or $155 million accreted value, of our 13% Subordinated Discount Notes during fiscal 2011 and $7 million face value of our 11 3/8% Senior Subordinated Notes. The $18 million loss is comprised of $11 million to recognize the unrealized interest accretion and the write off of related debt issuance costs, as well as $7 million of purchase premiums. See Note 4 to the Consolidated Financial Statements for further discussion. During fiscal 2010, we recorded a loss of $53 million related to the early extinguishment of our 2014 Senior Notes. The $53 million loss was comprised of $41 million of tender and call premiums and $12 million to write off the remaining unamortized debt issuance costs.

Other (Income) and Expense, net—Other expense for fiscal 2011 is related to a $5 million unfavorable change in the fair value of the interest rate derivative (the “interest rate cap”), as more fully described in Note 8 to the Consolidated Financial Statements and $4 million in foreign exchange rate losses. Other expense for fiscal 2010 related to a $12 million loss in the fair value of the interest rate cap, partially offset by $2 million of foreign exchange rate gains.

Provision for Income Taxes—The effective tax rate for fiscal 2011 was 38.8%. The effective tax rate for fiscal 2010 was 30.9%. The rate was lower than the federal tax rate due primarily to favorable impacts of 2.8% from audit settlements with taxing authorities, 1.1% from federal manufacturing deductions and 1.1% from our ability to utilize federal tax credits.

Fiscal 2010 Compared to Fiscal 2009

Net Sales—Net sales increased for fiscal 2010 by $143 million, or 3.7%, from fiscal 2009 due primarily to a $96 million increase in comparable store sales. Comparable store sales increased 2.5% due to an increase in customer transactions of 1.3% and an increase in the average ticket of 1.2%. The fluctuation in the exchange rates between the U.S. and Canadian dollars positively impacted the average ticket by 70 basis points. Comparable store sales growth was strongest in our bakeware, kid’s crafts, and custom framing categories. In addition, sales from our non-comparable new stores provided incremental revenue of $47 million.

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

Related Party Expenses—Related party expenses were $14 million for each of fiscal 2010 and fiscal 2009, consisting of management fees and associated expenses paid to our Sponsors and Highfields Capital Management, L.P.

Interest Expense—Interest expense increased from $257 million in fiscal 2009 to $276 million in fiscal 2010, as a result of increased interest rates associated with our amended credit facilities.

Loss on Early Extinguishment of Debt — We recorded a loss of $53 million related to the early extinguishment of our 2014 Senior Notes during fiscal 2010. The $53 million loss is comprised of $41 million of tender and call premiums and $12 million to write off the remaining unamortized debt issuance costs. See Note 4 to the Consolidated Financial Statements for further discussion.

Other (Income) and Expense, net—Other expense for fiscal 2010 related to a $12 million loss in the fair value of the interest rate cap, partially offset by $2 million of foreign exchange rate gains. Other income for fiscal 2009 related primarily to a $10 million gain in the fair value of the interest rate cap and $5 million of foreign exchange rate gains.

Provision for Income Taxes—The effective tax rate for fiscal 2010 was 30.9%. The rate was lower than the federal tax rate due primarily to favorable impacts of 2.8% from audit settlements with taxing authorities, 1.1% from federal manufacturing deductions and 1.1% from our ability to utilize federal tax credits. The effective tax rate for fiscal 2009 of 34.4% was lower than the federal tax rate due primarily to favorable impacts of 2.0% from the ability to utilize tax credits, which had been limited in prior years, and 0.9% of tax return to provision adjustments.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, to purchase inventory, to service our outstanding debt, and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities, and funds available under our senior secured asset-based Revolving Credit Facility will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and anticipated growth for the foreseeable future. Our senior secured asset-based Revolving Credit Facility provides senior secured financing of up to $850 million, subject to a borrowing base. As of January 28, 2012, the borrowing base was $670 million, which supported $55 million of outstanding standby letters of credit and provided $615 million of excess availability. Our cash and equivalents increased $52 million from $319 million at January 29, 2011 to $371 million at January 28, 2012. Our current debt of $127 million is expected to be paid from cash and cash equivalents.

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

Cash Flow from Operating Activities

Cash flow provided by operating activities in fiscal 2011 was $413 million compared to $438 million in fiscal 2010. The $25 million change was primarily due to a $61 million decrease from the timing of inventory purchases and a $44 million decrease as a result of the timing of sales and income tax payments. Average inventory per Michaels store (including supporting distribution centers) was $757,000, down from last year’s balance of $758,000. In addition, non-cash accretion decreased $15 million due to the repurchases of $163 million face value, or $155 million accreted value, of our Subordinated Discount Notes as well as the Subordinated Discount Notes being fully accreted as of November 1, 2011. These decreases were partially offset by a $60 millon increase in Deferred income taxes and an increase in Net income of $38 million before the consideration of the $18 million and $53 million loss on the early extinguishment of debt in fiscal 2011 and fiscal 2010, respectively.

Cash Flow from Investing Activities

Cash flow used in investing activities represents the following capital expenditures:

	Fiscal Year
	2011	2010	2009
	(In millions)
New and relocated stores and stores not yet opened (1)	$28	$23	$14
Existing stores	25	24	13
Information systems (2)	45	27	12
Corporate and other	11	7	4
	$109	$81	$43

(1)             In fiscal 2011, we incurred capital expenditures related to the opening of 25 Michaels stores in addition to the relocation of 15 Michaels stores. In fiscal 2010, we incurred capital expenditures related to the opening of 23 Michaels stores and the relocation of 10 Michaels stores. In fiscal 2009, we incurred capital expenditures related to the opening of 18 Michaels stores and the relocation of five Michaels stores.

(2)             Our fiscal 2011 information systems capital expenditures increased mainly due to the launch of MiDesign@Michaels and the replacement of approximately 7,200 payment card terminals, as well as other infrastructure projects to support future growth.

In fiscal 2009, we opened the majority of our stores in locations where the landlord paid to build the stores to our specifications. During fiscal 2011 and fiscal 2010, we have opened a greater number of stores in locations where we paid to build the stores to our specifications. As a result, our capital expenditures for new and relocated stores have increased in fiscal 2011 and fiscal 2010 compared to fiscal 2009. This trend may continue in future years.

We currently estimate that our capital expenditures will be increased to between $140 million and $155 million in fiscal 2012. We plan to open 45 to 50 stores, including 10 to 15 relocations, and invest in the infrastructure required to support our long-term goals.

Cash Flow from Financing Activities

Cash flow used in financing activities during fiscal 2011 was $252 million compared to $253 million during fiscal 2010.  Cash flow used in financing activities for fiscal 2011 was impacted by the repurchases of $163 million face value, or $155 million accreted value, of our 13% Subordinated Discount Notes and $7 million face value of our 11 3/8% Senior Subordinated Notes, for which we paid $7 million in purchase premiums. We also made a voluntary prepayment of $50 million on our Senior Secured Term Loan Facility during the first quarter of fiscal 2011.

During fiscal 2010, we made an excess cash flow payment and voluntary prepayments on our Senior Secured Term Loan Facility totaling $228 million and paid $19 million in debt issuance costs related to the amendment of the senior secured asset-based Revolving Credit Facility. In addition, we retired our 2014 Senior Notes (as defined below) during the third quarter of fiscal 2010 and issued the 2018 Senior Notes (as defined below), for which we paid $41 million in tender and call premiums and $15 million in debt issuance costs.

Debt

To finance the Merger, we issued the 2014 Senior Notes, the Senior Subordinated Notes (as defined below), and the Subordinated Discount Notes (as defined below) (collectively, the “Notes”).  We also executed a senior secured asset-based Revolving Credit Facility as well as a Senior Secured Term Loan Facility (collectively, and as subsequently amended, the “Senior Secured Credit Facilities”). Borrowings under our senior secured asset-based Revolving Credit Facility are influenced by a number of factors as more fully described below.

Notes

On October 31, 2006, we issued (i) $750 million in principal amount of 10% Senior Notes due November 1, 2014 (the “2014 Senior Notes”); (ii) $400 million in principal amount of 11 3/8% Senior Subordinated Notes due November 1, 2016 (the “Senior Subordinated Notes”); and (iii) $469 million in principal amount at maturity of 13% Subordinated Discount Notes due November 1, 2016 (the “Subordinated Discount Notes”). During the third quarter of fiscal 2010, we retired the 2014 Senior Notes and issued $800 million of 7¾% Senior Notes due November 1, 2018 (the “2018 Senior Notes”), at a discounted price of 99.262% of face value, resulting in an effective interest rate of 7 7/8%. Interest on the 2018 Senior Notes and the Senior Subordinated Notes is payable semi-annually in arrears on each May 1 and November 1, commencing on May 1, 2011 and May 1, 2007, respectively.  No cash interest was payable on the Subordinated Discount Notes prior to November 1, 2011. Beginning on November 1, 2011, cash interest began accruing on the Subordinated Discount Notes and is payable semi-annually in arrears on each May 1 and November 1 (the first cash interest payment is May 1, 2012).  On May 1, 2012, and, if necessary, any interest payment date thereafter prior to the maturity date of the Subordinated Discount Notes, we are required to redeem a portion of each Subordinated Discount Note outstanding on such date equal to an amount sufficient, but not in excess of the amount necessary, to ensure that such Subordinated Discount Note will not be an applicable high yield discount obligation (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended. These redemptions are to be at a price equal to 100% of the Accreted Value of such portion as of the date of redemption. As of January 28, 2012, the aggregate payment required to ensure the Subordinated Discount Notes will not be AHYDO instruments was $127 million and is classified as Current portion of long-term debt on the Consolidated Balance Sheets. The 2018 Senior Notes are guaranteed, jointly and severally, on an unsecured senior basis, the Senior Subordinated Notes are guaranteed, jointly and severally, on an unsecured senior subordinated basis, and the Subordinated Discount Notes are guaranteed, jointly and severally, on an unsecured subordinated basis, in each case, by our subsidiaries (each of which is directly or indirectly owned 100% by Michaels Stores, Inc.), other than certain immaterial subsidiaries.

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

Senior Secured Asset-based Revolving Credit Facility

On February 18, 2010, we entered into an agreement to amend and restate various terms of the then existing asset-based Revolving Credit Facility, dated as of October 31, 2006 (as amended and restated, the “senior secured asset-based Revolving Credit Facility”). As of January 28, 2012, the borrowing base was $670 million, of which we had no outstanding borrowings.  Borrowing capacity is available for letters of credit and borrowings on same-day notice.

The senior secured asset-based Revolving Credit Facility provides an aggregate amount of $850 million in commitments, which are scheduled to terminate on the earlier of April 15, 2014, or 45 days prior to the maturity date of any class of term loans in the Company’s Senior Secured Term Loan Facility (the “ABL Maturity Date”). On April 8, 2011, the Company elected to permanently terminate $50 million in commitments under a last out tranche.

The borrowing base under the senior secured asset-based Revolving Credit Facility equals the sum of (i) 90% of eligible credit card receivables and debit card receivables; (ii) between 85% and 87.5% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit; and (iii) a percentage of eligible in-transit inventory, less certain reserves.

If, at any time, the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the senior secured asset-based Revolving Credit Facility exceeds the lesser of (i) the commitment amount and (ii) the borrowing base, we will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If the amount available under the senior secured asset-based Revolving Credit Facility is less than $75 million at any time, or for five consecutive business days is less than the greater of $100 million or 15% of the lesser of the (i) then borrowing base and (ii) Revolving Credit Ceiling (as defined below), or if certain events of default have occurred, we will be required to repay outstanding loans and cash collateralize letters of credit with the cash we are required to deposit daily in a collection account maintained with the agent under the senior secured asset-based Revolving Credit Facility. We may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty other than customary breakage costs with respect to LIBOR loans. There is no scheduled amortization under the senior secured asset-based Revolving Credit Facility; the principal amount of the loans outstanding is due and payable in full on the ABL Maturity Date.

We must not permit excess availability at any time to be less than the greater of (a) $75 million and (b) 10% of the lesser of (1) the then borrowing base under the senior secured asset-based Revolving Credit Facility or (2) $850 million (as reduced or increased in accordance with the terms of the senior secured asset-based Revolving Credit Facility, the “Revolving Credit Ceiling”).  Excess availability under the senior secured asset-based Revolving Credit Facility means the lesser of (a) the Revolving Credit Ceiling minus the outstanding credit extensions and (b) the then borrowing base minus the outstanding credit extensions.

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

•                  consolidate or merge; and

•                  create liens.

The covenants limiting dividends and other restricted payments; investments, loans, advances and acquisitions; and prepayments or redemptions of indebtedness, each permit the restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that we must meet certain specified excess availability requirements and minimum consolidated fixed charge coverage ratios, to be tested on a pro forma and 12 months projected basis. Adjusted EBITDA is used in the calculation of the consolidated fixed charge coverage ratios. The senior secured asset-based Revolving Credit Facility also contains certain customary affirmative covenants and events of default. As of January 28, 2012, we were in compliance with all covenants.

Senior Secured Term Loan Facility

On October 31, 2006, we executed a $2.4 billion senior secured term loan facility (the “Senior Secured Term Loan Facility”) with Deutsche Bank Securities Inc., and other lenders. The full amount was borrowed on October 31, 2006, with the balance payable on October 31, 2013. On November 5, 2009, and December 15, 2011, we amended the Senior Secured Term Loan Facility to extend $1.0 billion and $619 million, respectively, of existing term loans (the “B-2 Term Loans” and “B-3 Term Loans”, respectively) to July 31, 2016, with the remaining $501 million of existing term loans (the “B-1 Term Loans” and, together with the B-2 Term Loans and the B-3 Term Loans, the “Term Loans”) keeping the original maturity date of October 31, 2013.

Borrowings under the Senior Secured Term Loan Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate, subject to certain adjustments, in each case plus an applicable margin. The applicable margin is (i) with respect to B-1 Term Loans, 1.25% for base rate borrowings and 2.25% for LIBOR borrowings; and (ii) with respect to B-2 Term Loans and B-3 Term Loans, 3.50% for base rate borrowings and 4.50% for LIBOR borrowings.  In addition, the applicable margin is subject to a 0.25% decrease based on our corporate family rating assigned by Moody’s Investors Service, Inc.

The B-2 Term Loans and B-3 Term Loans are subject to a minimum increase in interest rates in connection with any future extensions of term loans to the extent that any such future extension has an increase in effective yield in excess of 0.25% above the effective yield of the B-2 Term Loans or B-3 Term Loans.

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

Our total leverage ratio at January 28, 2012 was less than 5.00:1.00, and as a result, there was no required Excess Cash Flow payment for fiscal 2011. However, during fiscal 2011, we made a voluntary prepayment of $50 million. Our voluntary prepayment of $110 million in fiscal 2010 more than offset the payment required from our annual Excess Cash Flow. Under the Senior Secured Term Loan Facility, excess cash flow payments and voluntary debt repurchases and prepayments serve to reduce future scheduled quarterly principal payments. The voluntary prepayments made in fiscal 2011 and fiscal 2010 effectively satisfied all scheduled quarterly principal payments until maturity of the Term Loans.

The Senior Secured Term Loan Facility contains a number of negative covenants that are substantially similar to, but more restrictive in certain respects than, those governing the Notes as well as certain other customary affirmative and negative covenants and events of default. As of January 28, 2012, we were in compliance with all covenants.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.  We do not typically enter into off-balance sheet arrangements, except for arrangements related to operating lease commitments, service contract commitments, and trade letters of credit, as disclosed in the contractual obligations table below. Neither Michaels nor its subsidiaries typically guaranty the obligations of unrelated parties.

Contractual Obligations

All of our significant contractual obligations are recorded on our Consolidated Balance Sheets or disclosed in our Notes to Consolidated Financial Statements.

As of January 28, 2012, our contractual obligations were as follows:

	Payments Due By Fiscal Year
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In millions)
Operating lease commitments (1)	$1,788	$355	$616	$399	$418
Other commitments (2)	84	68	12	4	—
Total debt (3)	3,495	127	502	2,066	800
Interest payments (4)	1,258	243	483	408	124
	$6,625	$793	$1,613	$2,877	$1,342

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

(3)            Included in Total debt is $5 million of unamortized discount accretion on the 2018 Senior Notes, which has not been recognized as of January 28, 2012. See Note 4 to the Consolidated Financial Statements.

(4)             Debt associated with our Senior Secured Term Loan Facility was approximately $2.0 billion at January 28, 2012, and is subject to variable interest rates. The amounts included in interest payments in the table for the Senior Secured Term Loan Facility were based on the indexed interest rate in effect at January 28, 2012. Approximately $1.5 billion of debt was subject to fixed interest rates. We did not have any outstanding borrowings under our senior secured asset-based Revolving Credit Facility at January 28, 2012. Under our senior secured asset-based Revolving Credit Facility, we are required to pay a commitment fee of 0.625% per year on the unutilized commitments. The amounts included in interest payments for the senior secured asset-based Revolving Credit Facility were based on these annual commitment fees.

Additional information regarding our long-term debt and commitments and contingencies is provided in Note 4 and Note 11, respectively, of Notes to Consolidated Financial Statements.

Non-GAAP Measures

The following table sets forth the Company’s Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”).  The Company defines EBITDA as Net income before interest, income taxes, discontinued operations, depreciation and amortization. Additionally, the table presents Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”).  The Company defines Adjusted EBITDA as EBITDA adjusted for certain defined amounts that are added to, or subtracted from, EBITDA (collectively, the “Adjustments”) in accordance with the Company’s $2.4 billion Senior Secured Term Loan Facility and $850 million senior secured asset-based Revolving Credit Facility. The Adjustments are described in further detail in the table, and the footnotes to the table below.

The Company has presented EBITDA and Adjusted EBITDA to provide investors with additional information to evaluate our operating performance and our ability to service our debt.  The Company uses EBITDA, among other metrics, to evaluate operating performance, to plan and forecast future periods’ operating performance and as an element of its incentive compensation targets. Adjusted EBITDA is a required calculation under the Company’s Senior Secured Term Loan Facility and its senior secured asset-based Revolving Credit Facility. As it relates to the Senior Secured Term Loan Facility, Adjusted EBITDA is used in the calculations of fixed charge coverage and leverage ratios, which under certain circumstances may result in limitations on the Company’s ability to make restricted payments as well as the determination of mandatory repayments of the loans. Under the senior secured asset-based revolving facility, Adjusted EBITDA is used in the calculation of fixed charge coverage ratios, which under certain circumstances may restrict the Company’s ability to make certain payments (characterized as restricted payments), investments (including acquisitions) and debt repayments.

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

The table below shows a reconciliation of EBITDA and Adjusted EBITDA to Net income and Net cash provided by operating activities.

	Fiscal Year
	2011	2010	2009
		(Restated)	(Restated)
		(In millions)

Net cash provided by operating activities	$413	$438	$405
Depreciation and amortization	(101)	(103)	(116)
Share-based compensation	(9)	(8)	(8)
Debt issuance costs amortization	(17)	(20)	(17)
Accretion of long-term debt	(35)	(50)	(45)
Change in fair value of contingent consideration	4	—	—
Change in fair value of interest rate cap	(5)	(12)	10
Loss on early extinguishment of debt	(18)	(53)	—
Changes in assets and liabilities	(56)	(89)	(126)
Net income	176	103	103
Interest expense	254	276	257
Loss on early extinguishment of debt	18	53	—
Provision for income taxes	112	46	55
Depreciation and amortization	101	103	116
EBITDA	661	581	530
Adjustments:
Share-based compensation	9	8	8
Sponsor fees	13	14	14
Termination expense	1	1	4
Pre-opening costs	4	3	2
Store remodel costs	2	—	—
Foreign currency translation losses (gains)	4	(2)	(5)
Store closing costs	7	2	5
Gain on contingent consideration	(4)	—	—
Loss (gain) on interest rate cap	5	12	(10)
Other (1)	4	3	(4)
Adjusted EBITDA	$706	$622	$544

(1)         Other adjustments relate to items such as moving and relocation expenses, franchise taxes, foreign currency hedge, and certain legal expenses.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs,” an amendment to ASC topic 820, “Fair Value Measurements.” ASU 2011-04 conforms certain sections of ASC 820 to International Financial Reporting Standards in order to provide a single converged guidance on the measurement of fair value. The ASU also requires new quantitative and qualitative disclosures about the sensitivity of recurring Level 3 measurement disclosures, as well as transfers between Level 1 and Level 2 of the fair value hierarchy. The amended guidance is effective for interim and annual periods beginning after December 15, 2011. We will adopt all requirements of ASU 2011-04 on January 29, 2012, with no material impact expected on our Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” an amendment to ASC topic 220, “Comprehensive Income.” ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which indefinitely defers the provisions in ASU 2011-05 requiring reclassification adjustments out of other comprehensive income to be presented on the face of the financial statements. The other portions of ASU 2011-05 remain unchanged. These standards, which must be applied retroactively, are effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. We will adopt all requirements of these standards on January 29, 2012, the beginning of our 2012 fiscal year.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 allows entities testing for goodwill impairment to have the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If an entity believes, as a result of its qualitative assessment, it is more-likely-than-not the fair value of a reporting unit is less than its carrying amount, the currently prescribed two-step goodwill impairment test must be performed. Otherwise, no further testing is required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted ASU 2011-08 in the fourth quarter of fiscal 2011.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiary. Our sales, costs and expenses of our Canadian subsidiary, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of January 28, 2012, a 10% increase or decrease in the exchange rate of the U.S. and Canadian dollar would increase or decrease Net income by approximately $3 million.

We have market risk exposure arising from changes in interest rates on our Senior Secured Credit Facilities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further detail. The interest rates on our Senior Secured Credit Facilities will reprice periodically, which will impact our earnings and cash flow. The interest rates on our Notes are fixed.  Based on our overall interest rate exposure to variable rate debt outstanding as of January 28, 2012, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by approximately $20 million. A 1% increase or decrease in interest rates would decrease or increase the fair value of our long-term fixed rate debt by approximately $26 million.  A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

During the first quarter of fiscal 2009, we purchased an interest rate cap to limit the variability of cash flows associated with our interest payments on our Senior Secured Term Loan Facility that result from fluctuations in the three-month LIBOR rate. The cap limits our interest exposure on a notional value of $2.0 billion to the lesser of the three-month LIBOR rate or 7.0%.  The term of the cap is from April 15, 2009 through April 15, 2015. The fair value of the cap as of January 28, 2012 was nominal and is included in Other assets on the Consolidated Balance Sheets. The change in fair value of the cap for year ended January 28, 2012 resulted in a loss of $5 million, and is recorded in Other (income) and expense, net in the Consolidated Statements of Operations. A 1% increase in the interest rates would increase the value of the cap and income before income taxes by approximately $3 million. A 1% decrease in the interest rates would have a minimal effect on the value of the cap and income before income taxes.

We invest cash balances in excess of operating requirements primarily in money market mutual funds and short-term interest-bearing securities, generally with maturities of 90 days or less. Due to the short-term nature of our investments, the fair value of our cash and equivalents at January 28, 2012 approximated carrying value.

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

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.  Controls and Procedures.

Included in this Annual Report on Form 10-K are certifications of our Chief Executive Officer and our Chief Financial Officer, which are required in accordance with Rule 15d-14 of the Securities Exchange Act of 1934, as amended.  This section includes information concerning the controls and controls evaluation referred to in the certifications.  Page F-3 of this Report includes the attestation report of Ernst & Young LLP, our independent registered public accounting firm, regarding its audit of the effectiveness of our internal control over financial reporting.  This section should be read in conjunction with the Ernst & Young attestation for a complete understanding of this section.

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated by the SEC under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Change in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the SEC under the Securities Exchange Act of 1934, as amended) during our most recently completed fiscal quarter, the fourth quarter of fiscal 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 28, 2012.  Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework.  Management’s assessment included the evaluation of such elements as the design and operating effectiveness of financial reporting controls, process documentation, accounting policies, and the overall control environment.  This assessment is supported by testing and monitoring performed or supervised by our Internal Audit organization.

Based on our assessment, we maintained effective internal control over financial reporting as of January 28, 2012, the end of the fiscal year. The independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on the effectiveness of our internal control over financial reporting. The Ernst & Young LLP report is included on Page F-3 of this Annual Report on Form 10-K.

ITEM 9B.  Other Information

Fiscal Year 2011 Bonus Plan

On March 19, 2012, the Board of Directors of the Company approved the fiscal year 2012 bonus plan  (the “2012 Bonus Plan”) under which the named executive officers of the Company set forth below participate.  A copy of the 2012 Bonus Plan is attached to this Annual Report on Form 10-K as Exhibit 10.5 and is incorporated by reference into this Item 9B.

Name	Position
John B. Menzer	Chief Executive Officer
Charles M. Sonsteby	Chief Administrative Officer and Chief Financial Officer
Thomas C. DeCaro	Executive Vice President—Supply Chain
Philo T. Pappas	Executive Vice President—Category Management
Eric C. Gordon	Senior Vice President—Chief Information Officer

ITEM 10.  Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

Directors

Our current directors serve until their successors are duly elected and qualified or until the earlier of their resignation, death or removal.

Four of our current directors (Josh Bekenstein, Todd M. Cook, Lewis S. Klessel and Matthew S. Levin) are affiliates of Bain Capital Partners, LLC (“Bain”), and three of our current directors (Gerry M. Murphy, James A. Quella and Peter F. Wallace) are affiliates of The Blackstone Group (“Blackstone”).  Directors are chosen by Bain and Blackstone respectively, based on their general business experience and their experience working with other private equity owned companies or other retailers (as further detailed in the biographies below). Our Board is not required to, and has not determined, whether any of our directors is independent under the standards adopted by the New York Stock Exchange, which do not apply to us as we are a privately held corporation.

Set forth below is information concerning each of our directors, including their ages as of March 19, 2012, present principal occupations, other business experiences during at least the last five years, membership on committees of the Board, public company directorships held during the last five years and certain other directorships. Except for Messrs. Murphy and Wallace and Ms. Greenthal, each of the directors listed below has served on our Board since October 31, 2006. The stockholders of the Company elected Mr. Murphy to the Board on January 13, 2009, elected Mr. Wallace to the Board on March 11, 2009 and elected Ms. Greenthal to the Board on May 18, 2011, in each case to fill a vacancy created by the resignation of a former director.

			Committee
Name	Age	Position	Membership
Josh Bekenstein	53	Director	—
Todd M. Cook	40	Director	Audit Committee
Jill A. Greenthal	55	Director	Audit Committee
Lewis S. Klessel	44	Director	Audit Committee
Matthew S. Levin	45	Director	Compensation Committee
Gerry M. Murphy	56	Director	—
James A. Quella	62	Director	Audit Committee
Peter F. Wallace	36	Director	Compensation Committee

Mr. Bekenstein is a managing director at Bain.  Prior to joining Bain in 1984, Mr. Bekenstein spent several years at Bain & Company, where he was involved with companies in a variety of industries.  Mr. Bekenstein received an M.B.A. from Harvard Business School and a B.A. from Yale University.  Mr. Bekenstein serves as a director of Bombardier Recreational Products Inc., Dollarama Capital Corporation, Toys “R” Us, Inc., Burlington Coat Factory Warehouse Corporation, Bright Horizons Family Solutions Inc. and Waters Corporation.

Mr. Cook is a managing director at Bain.  Prior to becoming a managing director in December 2008, Mr. Cook served in various capacities, most recently as a principal at Bain from 2003 to 2008.  Prior to joining Bain in 1996, Mr. Cook was a consultant at Bain & Company.  Mr. Cook received an M.B.A. from Stanford University Graduate School of Business where he was an Arjay Miller Scholar.  He also holds a B.E. in electrical engineering and a B.A. in economics from Dartmouth College.  Mr. Cook was formerly a director of Dollarama Capital Corporation and a director of Dunkin’ Brands, Inc.

Ms. Greenthal has been a senior advisor at Blackstone in the private equity group since 2007. From 2003 until 2007, Ms. Greenthal was a senior managing director in Blackstone’s advisory group. Prior to joining Blackstone, Ms. Greenthal was Co-Head of the Global Media Investment Banking Group, a member of the Executive Board of Investment Banking, and Co-Head of the Boston office of Credit Suisse First Boston. Ms. Greenthal graduated as a member of The Academy from Simmons College and received an M.B.A. from Harvard Business School. Ms. Greenthal currently serves on the board of directors of Akamai Technologies, Inc., Orbitz Worldwide, Inc. and The Weather Channel Companies. Ms. Greenthal was formerly a director of Martha Stewart Omnimedia, Houghton Mifflin, Universal Orlando and Freedom Communications.

Mr. Klessel is a managing director at Bain. Prior to becoming a managing director in January 2012, Mr. Klessel served in various capacities, most recently as an operating partner at Bain from December 2007 to December 2011. Prior to joining Bain in October 2005, Mr. Klessel held a variety of operating and strategy leadership positions from 1997 to 2005 at The Home Depot, Inc., most recently as President of Maintenance Warehouse, a wholly-owned subsidiary that distributed maintenance products to facility management customers in the multi-housing, lodging, health-care and commercial sectors.  Mr. Klessel received an M.B.A. from Harvard Business School, and a B.S. from the Wharton School at the University of Pennsylvania.  Mr. Klessel serves as a director of HD Supply, Inc. and Guitar Center, Inc.

Mr. Levin is a managing director at Bain. Mr. Levin joined Bain Capital in 1992 and was promoted to managing director in 2000. Prior to joining Bain, Mr. Levin was a consultant at Bain & Company in the consumer products and manufacturing industries.  Mr. Levin received an M.B.A. from Harvard Business School where he was a Baker Scholar.  He received a B.S. from the University of California at Berkeley.  Mr. Levin serves as a board member of Bombardier Recreational Products Inc., Dollarama Capital Corporation, Edcon Holdings Pty. Ltd., Guitar Center, Inc., Toys “R” Us, Inc. and Unisource Worldwide, Inc.

Mr. Murphy is a senior managing director at Blackstone in the private equity group, which he joined in 2008.  Before joining Blackstone, Mr. Murphy spent five years as CEO of Kingfisher, a FTSE 100 company and leading home improvement retailer in Europe and Asia. He has also served as CEO of Carlton Communications plc, Exel plc and Greencore Group plc.  Mr. Murphy received his BSc and PhD in food technology from University College Cork and a 1st Class MBS in marketing from University College Dublin.  Mr. Murphy serves as a director of United Biscuits Topco Limited, Kleopatra Acquisition Corp., British American Tobacco plc, The Blackstone Group International Limited and a member of the Advisory Board of KP Germany Zweite GmbH.  Mr. Murphy was formerly a director of Abbey National plc, Reckitt Benckiser Group plc and Hornbach Holding AG.

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

Mr. Wallace is a senior managing director at Blackstone in the private equity group, which he joined in 1997.  Mr. Wallace received a B.A. in Government from Harvard College. Mr. Wallace serves on the board of directors of AlliedBarton Security Services, SeaWorld Parks & Entertainment, Pelmorex Media and The Weather Channel Companies.  Mr. Wallace was formerly a director of Crestwood Midstream Partners and New Skies Satellites.

In connection with the Merger, the Sponsors entered into an agreement providing that Michaels Holdings, LLC will vote its shares of the Company so that each Board member of Michaels Holdings, LLC will serve on the Board of Directors of the Company.

Executive Officers

Our current executive officers, their ages as of March 19, 2012, and their business experience during at least the past five years are set forth below.

Name	Age	Position
John B. Menzer	60	Chief Executive Officer
Charles M. Sonsteby	58	Chief Administrative Officer and Chief Financial Officer
Nicholas E. Crombie	61	Executive Vice President—Store Operations
Thomas C. DeCaro	57	Executive Vice President—Supply Chain
Philo T. Pappas	53	Executive Vice President—Category Management
Weizhong “Wilson” Zhu	59	Executive Vice President—Private Brands & Global Sourcing
Eric C. Gordon	49	Senior Vice President—Chief Information Officer
Shawn E. Hearn	46	Senior Vice President—Human Resources
Paula A. Puleo	46	Senior Vice President—Chief Marketing Officer
Michael J. Veitenheimer	55	Senior Vice President—General Counsel and Secretary
John J. Wyatt	60	Senior Vice President—Corporate Development

Mr. Menzer was named Chief Executive Officer in April 2009.  Prior to joining Michaels, he served as Vice Chairman and Chief Administrative Officer of Wal-Mart Stores, Inc. (a multi-national retailer) from September 2005 to March 2008, President and Chief Executive Officer of Wal-Mart International from June 1999 to September 2005 and Executive Vice President and Chief Financial Officer of Wal-Mart Stores, Inc. from September 1995 to June 1999. Mr. Menzer serves as a director of Emerson Electric Co.

Mr. Sonsteby was named Chief Administrative Officer and Chief Financial Officer in October 2010.  Prior to joining Michaels, Mr. Sonsteby served in various capacities at Brinker International, Inc. (which owns and operates casual dining restaurants) since March 1990, including as Executive Vice President and Chief Financial Officer since May 2001, as Senior Vice President of Finance from 1997 to 2001 and as Vice President and Treasurer from 1994 to 1997. Mr. Sonsteby was formerly a director of Zale Corporation.

Mr. Crombie was promoted to Executive Vice President—Store Operations in May 2007.  Prior to his promotion, he served as Zone Vice President of Stores for Michaels since January 2002.  Prior to joining the Company, Mr. Crombie was Area Vice President, Mid-South for CVS (a retail pharmacy chain) from February 1999 to January 2002.  From January 1996 until February 1999, he was employed by Caldor, Inc. (a discount department store retailer) with store operations responsibilities, including Regional Vice President.

Mr. DeCaro was promoted to Executive Vice President—Supply Chain in June 2005. Prior to his promotion, Mr. DeCaro had served as Senior Vice President—Inventory Management since August 2000 when he joined Michaels. From April 1998 until joining the Company, he was Vice President—Merchandise for The Walt Disney Company (a multi-national media conglomerate, which also operates retail stores and theme parks). Prior to this, he held the position of Senior Vice President—Merchandise Planning and Allocation for Kohl’s Department Stores (a U.S. department store chain) from February 1996 to April 1998. In addition, Mr. DeCaro has held various positions in Merchandise Planning and Allocation and Finance for The Disney Store, The Limited Stores, May Department Stores, and Sanger Harris Department Stores.

Mr. Pappas was named Executive Vice President—Category Management in February 2009.  Prior to joining Michaels, he served as Chief Merchandising Officer at Tweeter Home Entertainment Group, Inc. (a specialty consumer electronics retailer) from April 2003 to October 2008.  On June 11, 2007, Tweeter and each of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in Wilmington, Delaware. Prior to joining Tweeter, Mr. Pappas served in various management positions at Staples, Inc. (an office supply store chain) from November 1994 to April 2003, most recently as Senior Vice President of Merchandising.

Mr. Zhu was promoted to Executive Vice President—Private Brands & Global Sourcing in July 2009.  Prior to his promotion, Mr. Zhu had served as Executive Vice President—Global Sourcing since May 2008 and Senior Vice President—Strategic Sourcing since joining the Company in April 2007. From March 2003 until April 2007, he was Vice President, Private Brand Development and Global Sourcing at Office Depot, Inc. (a supplier of office products).  Prior to joining Office Depot, Mr. Zhu served as Vice President, Global Sourcing for Hudson’s Bay Company (a North American company operating several retail store chains) in Canada from March 2001 to March 2003.  In addition, Mr. Zhu has held various management positions at Saks, Inc., Edison Brothers Stores, and Nulook Fashions.

Mr. Gordon was named Senior Vice President—Chief Information Officer in September 2011.  Prior to joining Michaels, he served as Chief Information Officer and Division Senior Vice President at Collective Brands, Inc. (a specialty family footwear retailer) from January 2008 to August 2011.  Prior to joining Collective Brands, Mr. Gordon served as Vice President, Solutions Delivery at Family Dollar Stores, Inc. (a regional chain of variety stores) from June 2003 to December 2007.

Mr. Hearn was named Senior Vice President—Human Resources in February 2007. Prior to his promotion, Mr. Hearn had served as Vice President, Field Human Resources since joining Michaels in November 2002.  Prior to joining Michaels, he served in various operations, marketing, and human resource management positions at KMart Corporation (a multi-national retailer) from August 1981 to October 2002, most recently as Vice President, Advertising.

Ms. Puleo was named Senior Vice President—Chief Marketing Officer in March 2010.  Prior to joining Michaels, she served in various management positions at RAPP Worldwide (a multi-channel marketing agency), including Executive Vice President—Strategy & Enablement from February 2006 to February 2010 and Senior Vice President—Account Management from December 2005 to January 2006.  Prior to joining RAPP, Ms. Puleo served as Director of CRM at Limited Brands, Inc. (an apparel company with a series of retail brands) from February 2003 to December 2005.

Mr. Veitenheimer was named Senior Vice President—General Counsel and Secretary in January 2008. Prior to joining Michaels, Mr. Veitenheimer served as Senior Vice President of Law and Human Resources of The Bombay Company, Inc. (a specialty retailer focused on home accessories, wall decor and furniture), from June 2007 to December 2007 after having served as a Senior Vice President since February 2006, its Secretary since July 1985 and its General Counsel since November 1983.  On September 20, 2007, The Bombay Company, Inc. and its U.S. wholly-owed subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Northern District of Texas, Fort Worth Division.  Prior to joining The Bombay Company, Mr. Veitenheimer was in private practice of law in Fort Worth, Texas.

Mr. Wyatt was named Senior Vice President—Corporate Development in June 2010.  Prior to joining Michaels, he served as Vice President—Real Estate, Development and Facilities at Bob Evans Farms, Inc. (a casual dining chain) from April 2009 to June 2010.  Prior to joining Bob Evans, Mr. Wyatt served as Vice President—Real Estate & Development at Brinker International, Inc. from May 2004 to February 2008.  In addition, Mr. Wyatt has held various management positions at Starbucks Corporation, Nike, Inc. and The Spiegel Group Companies.

CORPORATE GOVERNANCE

Our Board is responsible for governing Michaels’ business and affairs.  Highlights of Michaels’ corporate governance practices are described below.

Board Committees

Currently, our Board has two active standing committees, each of which is required by its charter to consist of no fewer than two directors.  The four members of the Audit Committee are Todd M. Cook (Chairman), Jill A. Greenthal, Lewis S. Klessel and James A. Quella.  The two members of the Compensation Committee are Matthew S. Levin and Peter F. Wallace.

As a result of the Merger, the Company’s Common Stock is held by a small number of stockholders, including entities managed by Bain and Blackstone (and other private equity funds) and certain current and former members of our senior management.  In addition, Bain and Blackstone have agreed that they will each have the right to proportional representation on our Board, which has resulted in half of our Board being designated by Bain, with the remaining half being designated by Blackstone.  As the Company is privately held and the members of our Board are selected by our Sponsors, the Board does not maintain policies and procedures by which Michaels’ stockholders may submit director candidates to the Board or the stockholders for consideration.

Compensation Committee

Please see “Item 11. Executive Compensation — Compensation Discussion and Analysis” for a description of the roles and responsibilities of our Compensation Committee.

Audit Committee

Our Board of Directors has a separately designated Audit Committee.  For most of fiscal year 2011, the Audit Committee consisted of four members: Todd M. Cook (Chairman), Lewis S. Klessel, James A. Quella and Peter F. Wallace. In October 2011, Jill A. Greenthal was appointed to the Audit Committee to fill a vacancy created by the resignation of Mr. Wallace from the Committee.  The current members of the Audit Committee are as follows:

Audit Committee
Todd M. Cook (Chairman)
Jill A. Greenthal
Lewis S. Klessel
James A. Quella

Our Board has determined that each member of the Audit Committee is financially literate and has sufficient business and financial expertise to effectively perform his or her duties as a member of the Audit Committee. As the Company is privately held and controlled by our Sponsors, our Board has determined that it is not necessary to designate one or more of our Audit Committee members as an “audit committee financial expert” at this time.  Our Board has not determined whether any of our Audit Committee members is an independent director due to their affiliations with the Sponsors.

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

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics that applies to, among others, our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Business Conduct and Ethics is available on our Internet website at www.michaels.com under “Corporate Information — Investor Relations — Corporate Governance.” We will post any amendments to our Code of Business Conduct and Ethics, or waivers of the Code for our executive officers, on our Internet website at www.michaels.com under “Corporate Information — Investor Relations — Corporate Governance.”

ITEM 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

The following Compensation Discussion and Analysis relates to compensation paid to our executive officers named in the Summary Compensation Table for fiscal 2011.  From the completion of the Merger to March 2011, our Compensation Committee was comprised of two members: Michael S. Chae and Matthew S. Levin.  In March 2011, Peter F. Wallace was appointed to the Compensation Committee to fill a vacancy created by the resignation of Mr. Chae from the Committee.

Named Executive Officers

According to SEC rules, the Summary Compensation Table that immediately follows this Compensation Discussion and Analysis must include specific information for each of the following persons: (i) all individuals serving as principal executive officer or acting in a similar capacity during the last completed fiscal year; (ii) all individuals serving as principal financial officer or acting in a similar capacity during the last completed fiscal year; (iii) the three most highly compensated executive officers other than the principal executive officer and principal financial officer who were serving as executive officers at the end of the last completed fiscal year; and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year.  These individuals are: John B. Menzer, Chief Executive Officer (who served as principal executive officer); Charles M. Sonsteby, Chief Administrative Officer and Chief Financial Officer (who, served as principal financial officer); Thomas C. DeCaro, Executive Vice President—Supply Chain, Philo T. Pappas, Executive Vice President—Category Management, and Eric C. Gordon, Senior Vice President—Chief Information Officer (the three other most highly compensated individuals who were serving as executive officers at the end of fiscal 2011). These officers are referred to as our “Named Executive Officers.” This Compensation Discussion and Analysis and the executive compensation discussion and tables that immediately follow describe the process, strategy and elements of the Company’s compensation plan as applied to our Named Executive Officers.

Compensation Program

The principal objectives of our compensation program are:

•                  attracting and retaining highly qualified individuals whose contributions result in Michaels meeting or exceeding its financial and strategic goals;

•                  motivating officers to achieve exceptional levels of operating and financial performance; and

•                  aligning officer interests with the long-term goals of our stockholders.

Currently, the total compensation for our officers at the Vice President level and above, including our Named Executive Officers, consists of three main components:  base salary, annual cash incentive bonuses and long-term equity-based incentive compensation awards.  The strategy of the cash incentive compensation program for our officers is to provide higher annual cash incentive compensation for exceptional corporate and business financial performance.  We also believe that by placing a significant equity opportunity in the hands of executives who are capable of driving and sustaining growth, our stockholders will benefit along with the executives who helped create stockholder value. The table, immediately below, includes the principal components of our pay-for-performance approach.

Component	Purpose	Form	Pay for Performance

Base Salary	Provide sufficient competitive pay to attract and retain experienced and successful executives; reward good performance and business results.	Cash	Adjustments to base salary are based on individual performance, contributions to the business, competitive practices and internal comparisons.

Annual Bonuses	Provide financial incentives to members of management who were in positions to make important contributions to Michaels’ success.	Cash	The potential award amount varies with the degree to which we achieve our annual financial objectives, as well as the Named Executive Officer’s individual job performance.

Long-Term Equity-Based Compensation

Encourage and reward building long-term stockholder value and employment retention. Engage executives in innovation and align them with stockholder interests. We currently provide two equity award types to balance specific objectives.

•                  Stock Options: Reward absolute stock price appreciation.

•                  Restricted Stock Awards: Create retention values even during periods of short-term market volatility.

Stock Options Restricted Stock Awards

Stock Options: The potential appreciation in our stock price above the option exercise price motivates our Named Executive Officers to build stockholder value. Named Executive Officers may realize an amount only if our stock price appreciates over the option term.

Restricted Stock Awards: Retain certain Named Executive Officers and align them with stockholders’ interests by awarding a fixed number of common shares upon vesting, which creates retention value even during periods of short-term market volatility.

Compensation Strategy: Policies and Procedures

Role of Compensation Committee and Chief Executive Officer in Compensation Decisions

The Compensation Committee reviews and recommends to the Board for approval the compensation for all executive officers at the level of Executive Vice President and above.  The Board is ultimately responsible for determining the compensation of our executive officers at the level of Executive Vice President and above.  The members of the Compensation Committee and our Chief Executive Officer are ultimately responsible for determining the compensation of our executive officers at the Senior Vice President level.  Under our certificate of incorporation, equity-based plans must also be approved by a majority of our stockholders.  Both the Compensation Committee and the Board receive recommendations with respect to decisions regarding the executive officers, other than the Chief Executive Officer, by senior management, principally the Chief Executive Officer and the Senior Vice President — Human Resources.  In determining compensation levels for the executive officers, the Compensation Committee considers the scope of an individual’s responsibilities, the competitive market salary at comparable companies, an individual’s performance and prior experience, the performance of the Company and the attainment of planned financial and strategic initiatives.  These factors are evaluated by the Compensation Committee and the Board with the attainment of planned financial and strategic initiatives given greater weight with respect to executive bonuses.  The Compensation Committee considers overall past compensation and incentives in determining the compensation of executive officers and seeks to assure that the executives have appropriate incentives to achieve high levels of Company performance.  The Compensation Committee, through its members’ involvement in other portfolio companies, has experience in designing overall compensation programs for executive officers.  Approvals by the Compensation Committee and recommendations to the Board by the Compensation Committee are based on a number of factors, including a review of competitive market data (as decribed below) and executive performance (as described below), the experience of the members of the Compensation Committee and alignment with the overall strategic direction and goals of the Company.

Competitive Market Data and Use of Compensation Consultants

As part of the compensation review process, management and our human resources department provide the Compensation Committee with market survey data on executive compensation levels and general information regarding executive compensation practices in our industry, including information provided by The Hay Group, Inc., a compensation consulting firm engaged by the Company. The Hay Group’s work in 2011 included a review of total compensation of our Chief Executive Officer and other executive officers in light of amounts paid and compensation targets at comparable companies gathered from its internal sources as well as from published executive compensation surveys. Our Compensation Committee believes that these results demonstrated that the Company’s executive compensation was competitive generally for like senior positions.  Our Compensation Committee was satisfied that this data sufficiently confirmed the appropriateness of the Company’s executive compensation program and targets. The Committee therefore did not feel it necessary to engage any further consultants for this purpose, nor did it feel that a formal benchmarking of total executive compensation or individual compensation elements against a peer group was warranted.  The Compensation Committee did not aim to set total compensation, or any compensation element, at a specified level as compared to the survey and other data that it reviewed, but rather used the data as guidelines for the overall executive compensation program.

On September 26, 2011, the Company named Eric Gordon as Senior Vice President—Chief Information Officer.  In connection with the hiring of Mr. Gordon, the Compensation Committee considered the prior compensation level of Mr. Gordon and compensation data provided by management and our human resources department to obtain a general understanding of compensation trends when negotiating and ultimately setting the initial compensation level for Mr. Gordon.

Performance

Individual performance is considered by the Compensation Committee and Chief Executive Officer, as appropriate, when recommending or awarding merit increases to base salaries and payments under our Bonus Plan (described in more detail under “Compensation Discussion and Analysis — Compensation Elements: Bonus Plan”).  Performance is rated based on the achievement of individual management business objectives and an assessment of key competencies. Performance against these measures is determined by the Compensation Committee, based upon input and recommendations by the Chief Executive Officer (for Named Executive Officers other than himself), on a scaled rating of Exceeds Expectations, Meets Expectations High, Meets Expectations Low or Needs Development.  No specified weight is given to each measure and, therefore, considerable discretion resides with the Compensation Committee in its evaluation of personal performances.

Individual management business objectives for Mr. Menzer are reviewed with and approved by the Compensation Committee in March of each fiscal year. Individual management business objectives for Messrs. Sonsteby and Pappas are reviewed with and approved by the Chief Executive Officer in March as well. For Mr. DeCaro these objectives are reviewed and approved by the Chief Administrative Officer and Chief Financial Officer.  Mr. Gordon joined the Company in September 2011, and his individual management business objectives were reviewed with and approved by Chief Administrative Officer and Chief Financial Officer shortly thereafter.  For fiscal 2011, Mr. Menzers’s individual management business objectives related to a number of aspects of the Company’s strategic and operating plan. Mr. Sonsteby’s individual management business objectives were focused primarily on new store growth, expansion into new markets, direct import penetration, pricing and profit improvement, increasing cash flow and spend reduction, marketing efforts, new business lines and our customer special order program. For Mr. Pappas, his individual management business objectives focused primarily on expansion into new markets, direct import penetration, pricing and profit improvement, increasing cash flow, new business lines, increasing scan margin and increasing sales from custom framing. Mr. DeCaro’s individual management business objectives focused primarily on expansion into new markets, direct import penetration, pricing and profit improvement, increasing cash flow and our customer special order program.  As Senior Vice President—Chief Information Officer, Mr. Gordon’s individual management business objectives were primarily to help support operations during peak season from an IT perspective with minimal disruptions at the store level, appropriately prioritize IT projects and outline an IT strategy that transitions his department to a business driver.  Key competencies against which each Named Executive Officer is reviewed and assessed include job knowledge and skills, communication skills, interpersonal skills, effectiveness of management, judgment and decision-making, drive and commitment, leadership and customer satisfaction.

Highlights of 2011 Performance

We achieved strong financial performance in fiscal 2011, and we believe that our Named Executive Officers were instrumental in helping us to achieve these results. Highlights of our fiscal 2011 performance include the following:

•                  Sales increased to $4.210 billion, a 4.4% improvement over last year, driven by a 3.2% increase in comparable store sales as well as the opening of 25 new stores and 15 store relocations during the year.

•                  Our Michaels retail stores non-custom business private brand merchandise, as a percentage of sales, increased to 50% from 36% in fiscal 2010.

•                  Gross profit improved by 1.2% to 40.0% for fiscal 2011.

•                  We reported record operating income of $569 million, an increase of 16.6% from prior year.

•                  Adjusted EBITDA improved by 13.5%, from $622 million in fiscal 2010 to $706 million fiscal 2011. Net cash provided by operating activities decreased $25 million, or 5.7%, and Net income increased by $73 million to $176 million.

This performance translated into financial results that exceeded our budgeted expectations and bonus threshold as described in “Compensation Discussion and Analysis — Annual Bonus.”

Throughout this Compensation Discussion and Analysis, we refer to our adjusted EBITDA, a non-GAAP financial measure.  A reconciliation of adjusted EBITDA to the most directly comparable GAAP financial measure is contained on page 35 of this Annual Report on Form 10-K.

Compensation Elements

Base Salaries

Base salaries for our executive officers are established based on the scope of their responsibilities, individual performance and prior experience, Michaels’ operating and financial performance and the attainment of planned financial and strategic initiatives, taking into account the knowledge of the members of the Compensation Committee regarding competitive market compensation paid by companies for similar positions.  The Compensation Committee recommends, and the Board sets, base salaries for officers at the level of Executive Vice President and above at a level designed to attract and retain highly qualified individuals who make contributions that result in Michaels meeting its operating and financial goals. The members of the Compensation Committee and our Chief Executive Officer use the same criteria when approving base salaries for executive officers at the Senior Vice President level.  Base salaries are reviewed and adjusted annually as deemed appropriate by the Compensation Committee and the Board, as applicable, based on performance and business results, among other factors.  The Compensation Committee and the Board have discretion to adjust base salary during the fiscal year and exercised that discretion in fiscal 2011, as described below.

On September 26, 2011, Mr. Gordon was named Senior Vice President—Chief Information Officer of the Company.  Pursuant to his offer letter with the Company, Mr. Gordon’s base salary was set at $300,000, with salary increases to be consistent with our policy of advancement on an individual merit basis.  Mr. Gordon also received a signing bonus of $3,000 to cover non-recurring benefit costs. In approving Mr. Gordon’s base salary, the members of the Compensation Committee and our Chief Executive Officer considered Mr. Gordon’s compensation at his prior employer, the scope and responsibilities of his position at Michaels, a competitive salary and the level of compensation needed to recruit Mr. Gordon to the Company.

In March 2011, the Compensation Committee reviewed recommendations regarding 2011 annual base salary rates for the executive officer group based on the criteria set forth under “Compensation Discussion and Analysis — Compensation Strategy: Policy and Procedure.” Merit guidelines are determined by reviewing surveys of market data provided by our management and human resources department, as well as giving consideration to the Company’s overall budget for associate compensation.  Based upon this information, the Company applied an annual merit rate increase of 3.0% for fiscal 2011 for its corporate associates.

In June 2011, the Compensation Committee and the Board reviewed the base salary rates for the Named Executive Officers as part of a strategic review and realignment of compensation and benefits.  The Board subsequently approved an additional base salary increase of $7,300 for each of the Named Executive Officers, effective July 2011.

Base salaries for the Named Executive Officers for fiscal 2010 and 2011, which reflect increases between the two fiscal years and the adjustments made during fiscal year 2011, are shown below.

Name	2010 Base Salary	2011 Base Salary
John B. Menzer	$1,027,000	$1,065,110
Charles M. Sonsteby	650,000	667,050
Thomas C. DeCaro	356,493	374,488
Philo T. Pappas	386,251	405,138
Eric C. Gordon (1)	N/A	300,000

(1)          The Named Executive Officer joined the Company in fiscal 2011.

Annual Bonuses

In March 2011, the Compensation Committee recommended that the Board approve the Company’s Bonus Plan for executive officers, including the Named Executive Officers, for fiscal 2011 (the “Bonus Plan”) to provide financial incentives to those and other members of management who were in positions to make important contributions to Michaels’ success.  The Board subsequently approved the Bonus Plan.  The structure of the Bonus Plan and the specific objectives relating to bonus payments were proposed by the Company’s Chief Executive Officer and Senior Vice President — Human Resources and were reviewed and adjusted by the Compensation Committee.  For Messrs. Menzer, Sonsteby and Gordon, the Bonus Plan tied 80% of the available bonus to Michaels’ attainment of a financial objective (consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), less an inventory charge), and up to 20% of the available bonus to the individual’s job performance. For Mr. DeCaro and Mr. Pappas, the Bonus Plan tied 50% of the available bonus to Michaels’ attainment of a financial objective (EBITDA, less an inventory charge), 15% to a business unit sales objective (U.S. and Canada sales for all Company stores), 15% to a business unit buyer contribution objective (scan margin, less shrink at cost, plus entitlements, less average monthly inventory at cost with a multiplier, less an inventory charge), and up to 20% of the available bonus to the individual’s job performance. Under the Bonus Plan, before any business unit or individual performance payout would be earned, the actual results of the financial objective (EBITDA, less an inventory charge) was required to meet the threshold established by the Compensation Committee, which represented approximately 93% of target. Each participating Named Executive Officer was entitled to a bonus equal to a certain percentage of that executive officer’s base salary, depending on the achievement of the threshold, target and maximum performance level.  The Compensation Committee set threshold, target and maximum performance levels for all officers of the Company.  The final award depended on the actual level of performance achieved; however, the Compensation Committee retained the right to make adjustments in its sole discretion.  The target levels of performance for the bonus goals were set at levels that the Compensation Committee and the Board believed to be reasonably achievable in view of Michaels’ historical annual performance.  In the Compensation Committee’s view, taking into account comparative data provided to the Committee by management and our human resources department, the compensation payable to the Named Executive Officers upon reaching target levels of performance, when added to their base salaries, creates a level of total cash compensation competitive with that paid by comparable companies for similar positions. Additional specific information regarding the targets and objectives is set forth below.

The target percentages set for fiscal 2011 and the threshold, target and maximum payments, for each of the Named Executive Officers for fiscal 2011 were as follows:

	John B. Menzer	Charles M. Sonsteby	Thomas C. DeCaro	Philo T. Pappas	Eric C. Gordon (1)

Percentage of Base Salary
Target	100%	70%	50%	50%	40%
Threshold	18%	12.6%	9%	9%	7.2%
Maximum	200%	140%	100%	100%	80%

Financial Weightings
Overall Company Results	80%	80%	50%	50%	80%
Company Sales			15%	15%
Buyer Contribution
Less Inventory Charge			15%	15%
Individual Performance	20%	20%	20%	20%	20%

(1)                                  Pursuant to Mr. Gordon’s offer letter from the Company, Mr. Gordon’s annual bonus will be prorated to the commencement of his employment.

Provided that the financial objective threshold is met, individual performance accounts for up to 20% of the maximum bonus for each of the Named Executive Officers.  Each officer is evaluated annually based upon the key competencies and individual management business objectives described under “Compensation Discussion and Analysis — Compensation Strategy: Policy and Procedure.”

In March 2012, the Compensation Committee reviewed the Company’s financial results as applicable to the pre-established fiscal 2011 Bonus Plan objectives for the Named Executive Officers.  As described previously, the financial objective of Company performance that was applicable to all the Named Executive Officers was EBITDA, less an inventory charge.  At the beginning of fiscal 2011, the Compensation Committee established, and the Board approved, the EBITDA, less an inventory charge, goal for target-level bonuses at $571.6 million, with a maximum at $637.2 million and a threshold at $531 million.  For the fiscal year, the Company achieved financial performance of $584.2 million, which was between target and maximum.  As a result, bonuses above target were earned for the Company performance element of the plan.

The Compensation Committee, based upon input and recommendations by the Chief Executive Officer also evaluated the individual performance of each of the Named Executive Officers for purposes of determining bonuses based on individual performance.  Additionally, the Compensation Committee evaluated the individual performance of the Chief Executive Officer for purposes of determining his bonus.  The Named Executive Officers received actual payouts, as a percent of target level bonus, as follows:

	John B. Menzer	Charles M. Sonsteby	Thomas C. DeCaro	Philo T. Pappas	Eric C. Gordon (1)
Percent of Target	135%	115%	97%	127%	105%

(1)                                  Pursuant to Mr. Gordon’s offer letter from the Company, Mr. Gordon’s annual bonus will be prorated to the commencement of his employment.

Actual amounts paid to the Named Executive Officers for fiscal 2011 are listed in the Summary Compensation Table.

Long-Term Equity-Based Compensation

On February 15, 2007, our Board and stockholders approved the Michaels Stores, Inc. 2006 Equity Incentive Plan (the “Plan”), as well as certain specific grants under the Plan to officers.  In addition, the stockholders granted the Board authority to make Plan grants to other eligible participants in the future.  The Plan was established to advance the interests of Michaels and its affiliates by providing for the grant of equity-based awards to eligible participants (officers (and other associates) and directors of, and consultants and advisors to, Michaels or its affiliates).  Awards under the Plan are intended to align the long-term incentives of our executives and stockholders.  Grants are awarded when an executive is hired and may be awarded for subsequent promotions. All stock option grants are made at or above fair market value as determined by the Board.

Each option is divided into tranches with escalating exercise prices.  The tranche structure of the option awards, with increasing exercise prices in each tranche, is designed to incentivize long-term performance by tying the value of the options to long-term increases in the value of our Common Stock. Grants are not made on an annual basis; however, each initial grant is intended to incentivize the executive for a 5 year period based on the vesting and exercise structure of the grant.  Each tranche vests 20% on each of the first through fifth anniversaries of the grant date, and all unvested options vest immediately upon a Change of Control (as defined in the Stockholders Agreement). Detail regarding accelerated vesting with regards to options held by our Named Executive Officers is contained in the Grants of Plan-Based Awards for Fiscal 2011 table and the Outstanding Equity Awards at Fiscal Year-End 2011 table that follow this Compensation Discussion and Analysis.

Other than grants of options to Mr. Gordon in connection with his hiring, no options were granted to Named Executive Officers in fiscal 2011.  The following options were granted to Mr. Gordon on October 26, 2011:

	Number of Shares of Common Stock Underlying Stock Options
Name	Total Shares	Tranche 1 (Exercise Price $17.95 Per Share)	Tranche 2 (Exercise Price $22.50 Per Share)
Eric Gordon	142,791	95,194	47,597

The amount of the award was based on Mr. Gordon’s position as Senior Vice President—Chief Information Officer at Michaels and the total target compensation package deemed appropriate for such position.  The Compensation Committee and the Board determined this award to be reasonable and consistent with the nature of the Mr. Gordon’s responsibilities and the goals of competitive compensation and retaining key executive officers.

Other Benefits and Perquisites

Our Named Executive Officers also receive certain other benefits and perquisites.  During fiscal 2011, these benefits included contributions to 401(k) accounts, the payment of life insurance premiums, Company-paid medical benefits, car allowances and, in some cases, tax gross ups and reimbursement for income taxes on taxable benefits.  During fiscal 2011, the Company terminated its Executive Medical Plan and all officers of the Company were placed on the same medical plan as other corporate associates.  Additionally, our Chief Executive Officer is also entitled to the use of a Company-owned or leased automobile.  The Compensation Committee and the Board believe these benefits and perquisites are reasonable and consistent with the nature of the executives’ responsibilities, provide a competitive level of total compensation to our executives and serve as an important element in retaining those individuals.  The cost to Michaels of these benefits to the Named Executive Officers is set forth in the Summary Compensation Table under the column “All Other Compensation” and detail about each element is set forth in the table presented in footnote 4 to the Summary Compensation Table.

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

Tax and Accounting Considerations

While the Compensation Committee takes into account tax and accounting considerations in structuring the components of our compensation program, these considerations are secondary to the primary objectives of the compensation program described above.  Because the equity securities of Michaels are not publicly traded, the deduction limits of Section 162(m) of the Internal Revenue Code do not currently apply to Michaels.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

Matthew S. Levin
Peter F. Wallace

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

According to SEC rules, the Summary Compensation Table must include specific information for each of the Named Executive Officers previously identified in the Compensation Discussion and Analysis above.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
John B. Menzer	2011	1,057,001	—		—	—	1,441,520	42,686	2,541,207
Chief Executive Officer (5)	2010	1,022,846	—		—	—	1,507,431	76,931	2,607,208
	2009	807,692	—		2,135,000	2,407,750	1,644,500	115,952	7,110,894

Charles M. Sonsteby	2011	662,181	—		—	—	538,576	36,057	1,236,814
Chief Administrative Officer and Chief Financial Officer (6)	2010	200,000	—		552,754	2,696,082	336,510	16,579	3,801,925

Thomas C. DeCaro	2011	369,473	—		—	—	181,851	39,579	590,903
Executive Vice President	2010	355,260	—		—	—	199,244	56,680	611,184
— Supply Chain	2009	348,478	—		—	219,648	242,959	56,929	868,014

Philo T. Pappas	2011	399,986	—		—	—	257,506	41,945	699,437
Executive Vice President	2010	384,520	—		—	—	235,188	86,785	706,493
— Category Management (7)	2009	359,135	20,000		50,002	341,924	239,663	126,777	1,137,501

Eric Gordon	2011	98,077	3,000	(9)	—	961,936	42,140	51,767	1,156,920
Senior Vice President
— Chief Information Officer (8)

(1)                                     The amounts in this column represent the aggregate grant date fair value of restricted stock awards calculated in accordance with ASC 718, based on the assumptions set forth in Note 7 to the Consolidated Financial Statements. Because the Company is a privately-held company and there is no public market for our Common Stock, the fair market value of our Common Stock is determined by our Board of Directors based on available information that is material to the value of our Common Stock, including any third party valuation reports, the principal amount of the Company’s indebtedness, the Company’s actual and projected financial results, and fluctuations in the market value of publicly-traded companies in the retail industry.

(2)                                     Represents the aggregate grant date fair value of option awards on the date of the grant as calculated in accordance with ASC 718, based on the assumptions set forth in Note 7 to the Consolidated Financial Statements. Because the Company is a privately-held company and there is no public market for our Common Stock, the fair market value of our Common Stock is determined by our Board of Directors based on available information that is material to the value of our Common Stock, including any third party valuation reports, the principal amount of the Company’s indebtedness, the Company’s actual and projected financial results, and fluctuations in the market value of publicly-traded companies in the retail industry.

(3)                                     The amounts in this column for fiscal 2011 reflect the cash awards to Named Executive Officers under the Bonus Plan, which are discussed in further detail in the preceding section “Compensation Discussion and Analysis — Compensation Elements — Annual Bonuses.” The amounts in this column for fiscal 2010 reflect the cash awards to Named Executive Officers under the Company’s Bonus Plan for Executive Officers for Fiscal 2010. The amounts in this column for fiscal 2009 reflect the cash awards to Named Executive Officers under the Company’s Bonus Plan for executive officers for fiscal 2009.

(4)                                     The table below reflects the fiscal 2011 components of this column.

	John B. Menzer	Charles M. Sonsteby	Thomas C. DeCaro	Philo T. Pappas	Eric C. Gordon
Medical Benefits	$18,888	$25,246	$27,528	$29,564	$1,725
Insurance Premiums	6,382	6,272	4,926	3,688	178
Company Contributions to 401(k) and Group Universal Life Plan	—	—	2,450	2,450	—
Tax Reimbursement (a)	583	562	598	2,266	15,262
Relocation	—	—	—	—	34,602
Car Allowance/Company-owned or Leased Automobile	16,733	3,877	3,877	3,877	—
Other (b)	100	100	200	100	—
Total Other	$42,686	$36,057	$39,579	$41,945	$51,767

(a)                 Reimbursement of income taxes is related to relocation, executive gifts, long-term disability insurance premiums and medical expenses.

(b)                The amounts in this row reflect for Mr. Menzer, Mr. Sonsteby, Mr. DeCaro and Mr. Pappas the cost attributable to executive gifts.

(5)                                     Mr. Menzer became our Chief Executive Officer on April 6, 2009, and his base salary for fiscal 2009 reflects a partial fiscal year.

(6)                                     Mr. Sonsteby joined the Company as Chief Administrative Officer and Chief Financial Officer on October 4, 2010, and his compensation for fiscal 2010 reflects a partial fiscal year.

(7)                                     Mr. Pappas joined the Company as Executive Vice President — Category Management on February 23, 2009, and his compensation for fiscal 2009 reflects a partial fiscal year.

(8)                                     Mr. Gordon joined the Company as Senior Vice President — Chief Information Officer on September 26, 2011 and his compensation for fiscal 2011 reflects a partial fiscal year.

(9)                                     Represents signing bonus provided to Mr. Gordon to cover non-recurring benefit costs.

Grants of Plan-Based Awards for Fiscal 2011

The following table sets forth the plan-based awards granted to Named Executive Officers pursuant to Company plans during fiscal 2011.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number Shares of	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name and Principal Position	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Stock (2) (#)	Options (2) (#)	Awards ($/Sh)(3)	Option Awards ($)
John B. Menzer Chief Executive Officer
	N/A	191,720	1,065,110	2,130,221

Charles M. Sonsteby Chief Administrative Officer and Chief Financial Officer	N/A	84,048	466,935	933,870

Thomas C. DeCaro
Executive Vice President
— Supply Chain	N/A	33,704	187,244	374,488

Philo T. Pappas
Executive Vice President
— Category Management	N/A	36,462	202,569	405,138

Eric C. Gordon
Senior Vice President
— Chief Information Officer (4)	N/A	7,200	40,000	80,000
	10/26/2011					95,194	17.95	680,647	(5)
	10/26/2011					47,597	22.50	281,289	(5)

(1)                       The threshold, target and maximum amounts in these columns show the range of payouts targeted for fiscal 2011 for performance under the Bonus Plan as discussed in further detail in “Compensation Discussion and Analysis — Compensation Elements — Annual Bonuses.” For Mr. Gordon, these amounts reflect pro-rated values for the partial year he was employed. Bonuses were recommended by the Compensation Committee, and approved by the Board, as applicable, in March 2012 and are expected to be paid in April 2012, as reflected in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

(2)                       All equity awards noted below were granted under the 2006 Equity Incentive Plan.

(3)                       All grants of stock options under the 2006 Equity Incentive Plan have an exercise price determined by us to be equal to or greater than the fair market value of our Common Stock on the date of grant. Because the Company is a privately-held company and there is no public market for our Common Stock, the fair market value of our Common Stock is determined by our Board of Directors based on available information that is material to the value of our Common Stock, including any third party valuation reports, the principal amount of the Company’s indebtedness, the Company’s actual and projected financial results, and fluctuations in the market value of publicly-traded companies in the retail industry.

(4)                       Stock options were granted to Mr. Gordon on October 26, 2011, vesting at the rate of 20% per year on each of the first through fifth anniversaries of October 26, 2011, or immediately upon a Change of Control(as defined in the Stockholders Agreement).

(5)                       The amounts in this column represent the aggregate grant date fair value of the stock options as calculated in accordance with ASC 718.

Employment Agreements with Certain Named Executive Officers

Menzer Employment Agreement

The compensation for John B. Menzer described in the Summary Compensation Table and the Grants of Plan-Based Awards Table above were in accordance with the terms of his employment agreement, as amended, with Michaels, pursuant to which he serves as Chief Executive Officer. The agreement became effective April 6, 2009 and was amended on June 2, 2009.  The agreement provides for an annual base salary of $1,000,000, subject to increase in the sole discretion of the Board.  Mr. Menzer is eligible for an annual bonus for each fiscal year during his employment, with a target amount of 100% of his base salary and a maximum bonus potential of 200% of his base salary, based on performance targets established by the Board, with the actual amount of any bonus being in the sole discretion of the Board.  In addition, in connection with the commencement of his employment, Mr. Menzer was granted 500,000 shares of restricted stock and an option to purchase 2,500,000 shares of Common Stock.  For a more detailed description of the restricted stock and options grants, see the Outstanding Equity Awards at Fiscal Year-End table below.  Mr. Menzer is also entitled to a Company-leased automobile and to participate in benefit plans standard for Michaels’ executive officers, including life insurance plans.

Outstanding Equity Awards at Fiscal Year-End 2011

The following table sets forth information regarding equity awards held by our Named Executive Officers as of January 28, 2012.

	Option Awards				Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
John B. Menzer
Chief Executive Officer (2)					375,000	9,033,750
	333,334	500,000	7.50	6/1/2017
	333,333	500,000	15.00	6/1/2017
	333,333	500,000	22.50	6/1/2017

Charles M. Sonsteby
Chief Administrative Officer					30,560	736,190
and Chief Financial Officer (3)	37,843	151,373	14.47	1/4/2019
	37,843	151,373	15.00	1/4/2019
	37,843	151,373	22.50	1/4/2019

Thomas C. DeCaro
Executive Vice President
— Supply Chain (4)
	60,558	90,838	7.50	7/1/2017
	71,999	—	15.00	2/15/2017
	31,759	47,640	15.00	7/1/2017
	71,999	—	22.50	2/15/2017
	31,759	47,640	22.50	7/1/2017

Philo T. Pappas
Executive Vice President
— Category Management (5)					7,026	169,256
	60,558	90,838	7.50	7/1/2017
	6,309	—	15.00	4/16/2017
	58,035	87,054	15.00	7/1/2017
	6,309	—	22.50	4/16/2017
	58,035	87,054	22.50	7/1/2017

Eric C. Gordon
Senior Vice President
— Chief Information Officer(6)					—	—
	—	95,194	17.95	10/25/2019
	—	47,597	22.50	10/25/2019

(1)                                 Because the Company is a privately-held company and there is no public market for our Common Stock, the fair market value of our Common Stock is determined by our Board of Directors based on available information that is material to the value of our Common Stock, including any third party valuation reports, the principal amount of the Company’s indebtedness, the Company’s actual and projected financial results, and fluctuations in the market value of publicly-traded companies in the retail industry. The shares were valued based on a price per share of $24.09, which was the fair market value of our Common Stock on January 28, 2012, the last day of fiscal 2011.

(2)                                 Stock options were granted to Mr. Menzer on June 2, 2009, vesting at the rate of 20% on each of April 6, 2010, April 6, 2011, April 6, 2012, April 6, 2013 and April 6, 2014, or immediately upon a Change of Control (as defined in the Stockholders Agreement). Mr. Menzer’s restricted stock awards vest 25% on each of April 6, 2011, April 6, 2012, April 6, 2013 and April 6, 2014 (vesting of all shares would accelerate upon a Change of Control (as defined in the Stockholders Agreement)). Mr. Menzer will receive all dividends and distributions, if any, paid with respect to the shares of restricted stock he holds, but if any such dividends or distributions are paid in shares of our capital stock, such shares will be subject to the same restrictions on transferability as are the shares of restricted stock with respect to which they were paid.

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

(4)                                 Stock options were granted to Mr. DeCaro on July 2, 2009 in connection with the Company’s Exchange Offer, with 143,998 of these options immediately exercisable on the grant date based on the period of time that his exchanged options had been held in relation to the total term of the option. The remaining options vest at the rate of 20% on each of July 2, 2010, July 2, 2011, July 2, 2012, July 2, 2013 and July 2, 2014, or immediately upon a Change of Control (as defined in the Stockholders Agreement).  For more information regarding the Exchange Offer, see Note 7 to the Consolidated Financial Statements.

(5)                                 Stock options were granted to Mr. Pappas on July 2, 2009 in connection with the Company’s Exchange Offer, with 12,618 of these options immediately exercisable on the grant date based on the period of time that his exchanged options had been held in relation to the total term of the option. The remaining options vest at the rate of 20% on each of July 2, 2010, July 2, 2011, July 2, 2012, July 2, 2013 and July 2, 2014, or immediately upon a Change of Control (as defined in the Stockholders Agreement). For more information regarding the Exchange Offer, see Note 7 to the consolidated financial statements. Mr. Pappas’s restricted stock awards vest 20% on each of April 17, 2010, April 17, 2011, April 17, 2012, April 17, 2013 and April 17, 2014 (vesting of the shares would accelerate upon Change of Control (as defined in the Stockholders Agreement) or in the event of Mr. Pappas’s death, disability or termination by the Company without cause). Mr. Pappas will receive all dividends and distributions, if any, paid with respect to the shares of restricted stock he holds, but if any such dividends or distributions are paid in shares of our capital stock, such shares will be subject to the same restrictions on transferability as are the shares of restricted stock with respect to which they were paid.

(6)                                 Stock options were granted to Mr. Gordon on October 26, 2011, vesting at the rate of 20% on each of October 26, 2012, October 26, 2013, October 26, 2014, October 26, 2015 and October 26, 2016, or immediately upon a Change of Control (as defined in the Stockholders Agreement).

Option Exercises and Stock Vested for Fiscal 2011

The following table shows the number of stock options exercised by our Named Executive Officers, and stock awards held by our Named Executive Officers that vested, during fiscal year 2011.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
John B. Menzer
Chief Executive Officer	—	—	125,000	1,902,500	(2)

Charles M. Sonsteby
Chief Administrative Officer and Chief Financial Officer	—	—	7,640	137,138	(3)

Thomas C. DeCaro
Executive Vice President
— Supply Chain	—	—	—	—

Philo T. Pappas
Executive Vice President
— Category Management	—	—	2,342	35,645	(4)

Eric C. Gordon
Senior Vice President
— Chief Information Officer	—	—	—	—

(1)         Because the Company is a privately-held company and there is no public market for our Common Stock, the fair market value of our Common Stock is determined by our Board of Directors based on available information that is material to the value of our Common Stock, including any third party valuation reports, the principal amount of the Company’s indebtedness, the Company’s actual and projected financial results, and fluctuations in the market value of publicly-traded companies in the retail industry.

(2)         The shares were valued at $15.22 per share on the April 6, 2011 vesting date for Mr. Menzer’s restricted shares.

(3)         The shares were valued at $17.95 per share on the October 4, 2011 vesting date for Mr. Sonsteby’s restricted shares.

(4)         The shares were valued at $15.22 per share on the April 17, 2011 vesting date for Mr. Pappas’s restricted shares.

Pension Benefits for Fiscal 2011

The Company has no defined benefit pension plans.

Nonqualified Deferred Compensation for Fiscal 2011

The Company has no nonqualified deferred compensation plans.

Potential Payments upon Termination or Change of Control

Mr. Menzer’s employment agreement, as amended, which commenced April 6, 2009 (the “Menzer Agreement”), specifies certain benefits that are payable to him in the event of termination.  Messrs. Sonsteby, DeCaro, Pappas and Gordon participate in the OSPP (as described below). In addition, each of the Named Executive Officers would be entitled to acceleration of his equity awards in the event of a Change of Control (as defined in the Stockholders Agreement) and may be entitled to acceleration of his equity awards in the event of a Corporate Transaction (as defined in the Plan) or termination of employment, depending on the specific circumstance as set forth below.  The payments for which the Named Executive Officers are eligible under various circumstances related to a Change of Control, Corporate Transaction, or termination of employment are detailed below.

The Stockholders Agreement defines a “Change of Control” as the occurrence of any of the following: (i) any consolidation or merger of the Company with or into any other corporation or other person, or any other corporate reorganization or transaction (including the acquisition of capital stock of the Company), whether or not the Company is a party thereto, in which the stockholders of the Company immediately prior to such consolidation, merger, reorganization or transaction, own capital stock either (A) representing directly, or indirectly through one or more entities, less than fifty percent (50%) of the economic interests in or voting power of the Company or other surviving entity immediately after such consolidation, merger, reorganization or transaction or (B) that does not directly, or indirectly through one or more entities, have the power to elect a majority of the entire board of directors of the Company or other surviving entity immediately after such consolidation, merger, reorganization or transaction, (ii) any stock sale or other transaction or series of related transactions, whether or not the Company is a party thereto, after giving effect to which in excess of fifty percent (50%) of the Company’s voting power is owned directly, or indirectly through one or more entities, by any person and its affiliates or associates, other than the Sponsors and their affiliates and the affiliates of Highfields Capital, excluding, in any case, the Company’s initial public offering or any bona fide primary or secondary public offering following the occurrence of the initial public offering; or (iii) a sale, lease or other disposition of all or substantially all of the assets of the Company.

The Plan defines a “Corporate Transaction” as any of the following: any sale of all or substantially all of the assets of the Company, change in the ownership of the capital stock of the Company, reorganization, recapitalization, merger (whether or not the Company is the surviving entity), consolidation, exchange of capital stock of the Company or other restructuring involving the Company.

Rights and Potential Payments on Termination for Cause, Death, Disability and Voluntary Resignation

Cause. Both the Menzer Agreement and the OSPP provide that no payments or benefits are due to the Named Executive Officer in the event of a termination for cause except amounts accrued and payable to such executive through the termination date, and all stock options (whether vested or unvested) will immediately terminate.

Death. Each Named Executive Officer is provided a life insurance policy by the Company with a $1,000,000 benefit, which would be payable to the executive’s beneficiaries upon such executive’s death.  Under the Menzer Agreement, Mr. Menzer’s beneficiaries are further entitled to an amount equal to his pro-rated bonus for the year in which death occurs. Under the 2006 Equity Incentive Plan, the executive’s Legal Representative (as defined in each option agreement) has the option within the one-year period following the executive’s termination of employment (or through the option’s expiration date, if earlier) to exercise any vested stock options held by the Named Executive Officer prior to his death.  Under the Stockholders Agreement, upon any termination of a Named Executive Officer’s employment by reason of the executive’s death, the executive’s representative or estate has the option to sell to the Company all or any portion of the vested shares of the Common Stock owned by the Named Executive Officer within 60 days after the date of termination, at the fair market value of the shares as of the date they are repurchased. In addition, pursuant to their restricted stock agreements, all of Messrs. Sonsteby’s and Pappas’s unvested restricted stock would vest.  Assuming the executive’s death on January 28, 2012, the last day of our fiscal year, and that the executive’s Legal Representative exercised its option to exercise any vested stock options held by the Named Executive Officer at such time and to sell to the Company all of the shares owned by the Named Executive Officer, the estate of each Named Executive Officer would have realized, based on the fair market value of the Common Stock as of fiscal year end ($24.09), the following amounts for his shares: John B. Menzer, $27,101,250; Charles M. Sonsteby, $3,655,152; Thomas C. DeCaro $7,100,303; Philo T. Pappas, $4,841,030; and Eric C. Gordon, $0.

Disability. The Company provides each Named Executive Officer with an executive long-term disability policy for the benefit of such executive, which would afford such executive a right to disability benefits after 90 days of the executive becoming disabled in the amount of 67% of monthly compensation up to $20,000 per month.  This benefit generally continues until the disability is resolved or age 65.  Mr. Menzer is further entitled to his full salary for the 90 days prior to the commencement of disability benefits, which equates to $262,630 (based on his fiscal 2011 base salary), paid in accordance with the Company’s normal payroll practices.  During the one-year period following the executive’s termination of employment due to disability (or through the option’s expiration date, if earlier), the executive may exercise any vested stock options held by him prior to his termination. Under the Stockholders Agreement, upon any termination of a Named Executive Officer’s employment by reason of the executive’s disability, the executive or the executive’s representative has the option to sell to the Company all or any portion of the vested shares of the Common Stock owned by the Named Executive Officer within 60 days after the date of termination, at the fair market value of the shares as of the date they are repurchased. In addition, pursuant to their restricted stock agreements, upon disability all of Messrs. Sonsteby’s and Pappas’s unvested restricted stock would vest.  Assuming the executive exercised his or her option to sell to the Company all of the shares owned by the Named Executive Officer upon disability on the last day of fiscal 2011, the Named Executive Officer would have received, based on the fair market value of the Common Stock as of fiscal year end ($24.09), the following amounts for his or her shares: John B. Menzer, $3,011,250; Charles M. Sonsteby, $920,238; Thomas C. DeCaro $642,400; Philo T. Pappas, $282,094; and Eric C. Gordon, $0.

Voluntary Resignation.  In the event of a voluntary resignation of any of the Named Executive Officers, there are no payments or benefits that continue beyond what is accrued and payable through the termination date.  The executive may exercise any vested options held by him prior to his resignation for up to 60 days following termination (or through the option’s expiration date, if earlier). The Menzer Agreement provides that Mr. Menzer is required to give the Company 60 days prior written notice of resignation and the Board may, at its election, choose to waive Mr. Menzer’s notice obligation but is still required to pay him for the applicable notice period.

Rights and Potential Payment Upon a Change of Control or Termination Without Cause or With Good Reason

Menzer Employment Agreement

The Menzer Agreement provides benefits to Mr. Menzer in the event of a termination of his employment without cause or by him for “good reason”, as each is defined below.  In either circumstance, for the two-year period following the date of termination he would be entitled to receive a severance benefit equal to (i) his base salary at the rate in effect on the date of termination, (ii) the amount of his annual target bonus for the year of termination and (iii) continued medical and dental benefits.  These benefits are contingent on Mr. Menzer signing and returning to the Company a release of claims in the form provided by the Company.  The severance pay is payable on a pro-rated basis at the Company’s regular payroll periods and in accordance with its normal payroll practices.

Pursuant to the Menzer Agreement, “cause” means the following events or conditions, as determined by the Board in its reasonable judgment:  (i) the refusal or failure to perform (other than by reason of disability), or material negligence in the performance of, his duties and responsibilities to the Company or any of its Affiliates (as defined in the Menzer Agreement), or refusal or failure to follow or carry out any reasonable direction of the Board, and the continuance of such refusal, failure or negligence for a period of 10 days after notice; (ii) the material breach of any provision of any material agreement between Mr. Menzer and the Company or any of its Affiliates; (iii) fraud, embezzlement, theft or other dishonesty with respect to the Company or any of its Affiliates; (iv) the conviction of, or plea of nolo contendere to any felony or any other crime involving dishonesty or moral turpitude; and (v) any other conduct that involves a breach of fiduciary obligation.

The term “good reason” is defined as (i) removal without Mr. Menzer’s consent from the position of Chief Executive Officer; (ii) a material diminution in the nature or scope of his responsibilities, duties or authority, provided however that the Company’s failure to continue Mr. Menzer’s appointment or election as a director or officer of any of its Affiliates, a change in reporting relationships resulting from the direct or indirect control of the Company (or successor corporation) by another corporation or other entity and any diminution of the business of the Company or any of its Affiliates or any sale or transfer of equity, property or other assets of the Company or any of its Affiliates does not constitute “good reason”; or (iii) the material failure of the Company to provide him the base salary and benefits in accordance with the terms of the Menzer Agreement.  To qualify as a termination for good reason under the Menzer Agreement, notice to the Company must be given by Mr. Menzer and the Company must have failed to cure the good reason within thirty days of receiving notice.

In addition to the Menzer Agreement, Mr. Menzer entered into agreements providing for his restricted stock grant and his stock option grant.  These agreements provide that in the event of a Change of Control (as defined in the Stockholders Agreement), all of Mr. Menzer’s restricted stock and stock options immediately vest.  Had a Change of Control occurred on the last day of fiscal 2011, the vested stock options would have a cash-out value of $22,725,007 which is the difference in (i) the fair market value of the Common Stock as of fiscal year end ($24.09) and $7.50 per share, with respect to 833,334 shares exercisable, and (ii) the fair market value of the Common Stock as of fiscal year end ($24.09) and $15.00 per share, with respect to 833,333 shares exercisable and (iii) the fair market value of the Common Stock as of fiscal year end ($24.09) and $22.50 per share, with respect to 833,333 shares exercisable. Had a Change of Control occurred on the last day of fiscal 2011, Mr. Menzer’s unvested restricted stock would have a value of $9,033,750.

Mr. Menzer is subject to confidentiality covenants.  In addition, Mr. Menzer is subject to non-competition and non-solicitation restrictions for a period of two years following resignation.  The Menzer Agreement provides no Change of Control severance benefits.

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

•                    the executive’s employment is terminated by the Company other than for “Cause” (which includes a failure to perform - or material negligence in the performance of - the executive’s duties, a material breach of a material agreement between the executive and the Company, fraud, embezzlement, theft, other dishonesty, the conviction of or plea of guilty or nolo contendere to a crime involving dishonesty or moral turpitude, breach of a fiduciary duty to the Company or violation of Company policy that inflicts damage to the Company) and other than a result of death or disability;

•                    the executive is not offered and has not accepted other employment with (1) an affiliate of the Company, (2) a successor of the Company, or (3) a purchaser of some or all of the assets of the Company, in each case: (a) in a position which the executive is qualified to perform regardless of whether the executive is subject to, among other things, a new job title, different reporting relationships or a modification of the executive’s duties and responsibilities; (b) in a position that, when compared with the executive’s last position with the Company, provides a comparable base salary and bonus opportunity; and (c) where there is no change in the executive’s principal place of employment to a location more than 35 miles from the executive’s principal place of employment immediately prior to the Qualifying Termination; and

•                    the executive continues employment until the termination date designated by the Company or such earlier date to which the Company agrees, and, during the period from the date the executive receives notice of termination until the termination date, the executive continues to perform to the reasonable satisfaction of the Company.

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

•                    a prorated target annual bonus for the year of termination; and

•                    the continuation of group medical and dental benefits for the salary continuation period.

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

Equity Plans

As with our Chief Executive Officer, each of the other Named Executive Officers currently employed with the Company has entered into a stock option agreement that provides for vesting upon a Change of Control (as defined in the Stockholders Agreement). Control (as defined in the Stockholders Agreement). Additionally, Messrs. Sonsteby and Pappas have restricted stock agreements that provide that all their restricted stock shall vest upon a Change of Control. Had a Change of Control occurred on the last day of fiscal 2011, each Named Executive Officer would have realized the following values for their vested options (based on the spread, if any, of the fair market value of the Common Stock as of fiscal year end ($24.09) over the value of the applicable exercise prices for the options): Charles M. Sonsteby $3,841,085; Thomas C. DeCaro, $4,128,590; Philo T. Pappas, $4,128,590; and Eric C. Gordon $660,170. Had a Change of Control occurred on the last day of fiscal 2011, Mr. Sonsteby’s and Mr. Pappas’s unvested restricted stock would have values of $736,190 and $169,256, respectively.

Estimated Separation Payments

The table below reflects the amount of compensation payable in the event of an involuntary termination without cause or resignation for good reason (1) to Mr. Menzer under the Menzer Agreement; and (2) to each of the other Named Executive Officers under the OSPP described above and, in the case of Messrs. Sonsteby and Pappas, their restricted stock agreements (solely in respect of an involuntary termination without cause).  The amounts shown in the table for the Named Executive Officers assume that the executive’s termination was effective as of the last day of the fiscal year, January 28, 2012. The actual amounts, or value, to be paid to these Named Executive Officers can only be determined at the time of such executive’s separation from the Company.

	Executive Payments and Benefits upon Termination Without Cause or by Executive with Good Reason ($)

John B. Menzer
Salary	2,130,221
Bonus	2,130,221
Restricted Stock	9,033,750
Welfare Benefits	13,405	(1)
Automobile	25,712	(2)
Total	13,333,309

Charles M. Sonsteby
Salary	667,050
Bonus	466,935	(3)
Restricted Stock	736,190
Welfare Benefits	12,073	(4)
Total	1,882,248

Thomas C. DeCaro
Salary	561,732
Bonus	187,244
Welfare Benefits	18,109	(4)
Total	767,085

Philo T. Pappas
Salary	607,707
Bonus	202,569
Restricted Stock	169,256
Welfare Benefits	18,109	(4)
Total	997,641

Eric C. Gordon
Salary	300,000
Bonus	41,425	(3)
Welfare Benefits	12,073	(4)
Total	353,498

(1)            Represents estimated value of two years of continued benefits, including medical and dental for the salary continuation period.

(2)            Represents personal use of automobile for 24 months.

(3)            Represents the value of a prorated target bonus for fiscal 2011, based on the number of days the Named Executive Officer was employed with the Company during fiscal 2011.

(4)            Represents the estimated value of the Company paid portion of the premium for executive’s medical and dental for the salary continuation period.

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

Assuming the Company exercised its option to repurchase at fair market value the vested or purchased shares held by the Named Executive Officers on the last day of fiscal 2011, the Named Executive Officers would have received, based on the fair market value of the Common Stock as of fiscal year end ($24.09), the following amounts for their shares: John B. Menzer, $3,011,250; Charles M. Sonsteby, $184,048; Thomas C. DeCaro $642,400; Philo T. Pappas, $112,838; and Eric C. Gordon, $0.

Director Compensation for Fiscal 2011

The current directors are not paid any fees by the Company for services as directors, and they do not receive reimbursement for their expenses from the Company.

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

PART III

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS AND MANAGEMENT OWNERSHIP

The following table presents information regarding the number of shares of Michaels Common Stock beneficially owned as of March 19, 2012 (unless otherwise indicated) by each of Michaels’ directors and the Named Executive Officers (as defined in “Item 11. Executive Compensation — Compensation Discussion and Analysis — Executive and Director Compensation — Summary Compensation Table”), and the current directors and executive officers of Michaels as a group.  In addition, the table presents information about each person or entity known to Michaels to beneficially own 5% or more of Michaels Common Stock.  Unless otherwise indicated by footnote, the beneficial owner exercises sole voting and investment power over the shares noted below.  The percentage of beneficial ownership for our directors and executive officers, both individually and as a group, is calculated based on 118,678,471 shares of Michaels Common Stock outstanding as of March 19, 2012, and the number of unissued shares as to which such person or persons has the right to acquire voting and/or investment power within 60 days. Other than beneficial ownership information relating to the Company’s executive officers, the beneficial ownership information set forth below was provided by or on behalf of our Directors, our Sponsors, and Highfields, and the Company has not independently verified the accuracy or completeness of the information so provided.

	Amount and
	Nature of
	Beneficial		Percent
Name of Beneficial Owner	Ownership (1)		of Class (1)
Josh Bekenstein (2)	—		*
Todd M. Cook (2)	—		*
Jill A. Greenthal (3)	—		*
Lewis S. Klessel (2)	—		*
Matthew S. Levin (2)	—		*
Gerry M. Murphy (4)	—		*
James A. Quella (4)	—		*
Peter F. Wallace (4)	—		*
John B. Menzer	2,000,000	(5)	1.7%
Charles M. Sonsteby	151,729	(6)	*
Thomas C. DeCaro	294,741	(7)	*
Philo T. Pappas	200,956	(8)	*
Eric C. Gordon	—		*
Michaels Holdings, LLC (2) (4)	110,373,482		93.0%
Bain Capital Investors, LLC and related funds (2)	110,373,482		93.0%
Affiliates of The Blackstone Group, L.P. (4)	110,373,482		93.0%
Highfields Capital Management, L.P. and related funds (9)	7,333,250		6.2%
All current directors and executive officers as a group (19 persons)	3,629,754	(10)	3.0%

*                    Less than one percent.

(1)            Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.  Percentage of beneficial ownership by a person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days.  Unless otherwise indicated, the number of shares shown includes outstanding shares of Common Stock owned as of March 19, 2012 by the person indicated.

(2)            Includes the 110,373,482 shares owned by Michaels Holdings LLC over which Bain Capital Investors, LLC (“BCI”)  and related funds may be deemed, as a result of their ownership of 50% of Michaels Holdings LLC’s total outstanding shares and certain provisions of Michaels Holdings LLC’s operating agreement, to have shared voting and dispositive power.  BCI is the administrative member of and makes investment and voting decisions on behalf of Bain Capital Integral Investors 2006, LLC.  Investment and voting decisions by BCI are made jointly by three or more individuals who are managing directors of the entity, and therefore no individual managing director of BCI is the beneficial owner of the shares ultimately of Michaels Common Stock directly owned by Michaels Holdings LLC. Messrs. Bekenstein, Cook and Levin are Managing Directors and Members of BCI, and they may therefore be deemed to share voting and dispositive power with respect to all the shares of Common Stock beneficially owned by Bain Capital Integral Investors 2006, LLC.  Messrs. Bekenstein, Cook and Levin disclaim beneficial ownership of any shares beneficially owned by BCI. Mr. Klessel does not have voting or dispositive power over any shares of Common Stock that may be deemed to be beneficially owned by BCI.  The address of Messrs. Bekenstein, Cook and Levin, and each of the Bain entities is c/o Bain Capital Partners, LLC, 200 Clarendon Street, Boston, Massachusetts 02166.

(3)            The address of Ms. Greenthal is 345 Park Avenue, New York, New York 10154.

(4)            Includes the 110,373,482 shares owned by Michaels Holdings LLC over which affiliates of The Blackstone Group L.P. may be deemed, as a result of their ownership of 50% of Michaels Holdings LLC’s total outstanding shares and certain provisions of Michaels Holdings LLC’s operating agreement, to have shared voting and dispositive power.  Affiliates of The Blackstone Group L.P. include Blackstone Capital Partners V L.P., BCP V-S L.P., Blackstone Family Investment Partnership V L.P., Blackstone Family Investment Partnership V-A L.P., Blackstone Participation Partnership V L.P. and BCP V Co-Investors L.P. (collectively, the “Blackstone Funds”).  Blackstone Management Associates V L.L.C. (“BMA V”) is the general partner of each of the Blackstone Funds.  BMA V L.L.C. (“BMA”) is the sole member of BMA V, and may, therefore, be deemed to have shared voting and investment power over the shares.  Investment and voting decisions by BMA are made jointly by three or more individuals who are managing directors, and therefore no individual managing director of BMA is the beneficial owner of the shares of Michaels Common Stock directly owned by Michaels Holdings LLC. Messrs. Murphy, Quella and Wallace are members of BMA, and they may therefore be deemed to share voting and dispositive power with respect to the shares. Messrs. Murphy, Quella and Wallace disclaim any beneficial ownership of any shares beneficially owned by BMA. The address of Messrs. Murphy, Quella, and Wallace, and each of the Blackstone entities is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.

(5)            Includes 500,000 stock options that vested on April 6, 2010, 500,000 stock options that vested on April 6, 2011 and 500,000 stock options that will vest on April 6, 2012.

(6)            Includes 113,529 stock options that vested on October 4, 2011.

(7)            Includes 143,998 stock options that vested on July 2, 2009, 62,037 stock options that vested on July 2, 2010, and 62,039 stock options that vested on July 2, 2011 .

(8)            Includes 12,618 stock options that vested on July 2, 2009, 88,313 stock options that vested on July 2, 2010, and 88,315 stock options that vested on July 2, 2011.

(9)            The address of Highfields Capital Management, L.P. and its related funds is 200 Clarendon Street, Boston, Massachusetts 02116.

(10)     Consistent with the disclaimers of beneficial ownership of Messrs. Bekenstein, Cook, Levin, Murphy, Quella and Wallace contained in notes (2) and (3) above, this number does not include the 110,373,482 shares of Michaels Common Stock that may be deemed to be beneficially owned by each of (a) Bain Capital Investors, LLC and related funds and (b) affiliates of The Blackstone Group.  The total includes 3,027,844 vested options or options that will vest within 60 days of March 19, 2012, held by executive officers of the Company.

EQUITY COMPENSATION PLAN INFORMATION

On February 15, 2007, the Board of Directors and stockholders approved the 2006 Equity Incentive Plan, as well as certain specific grants under the plan to key employees.  In addition, the stockholders granted the Board authority to make plan grants to other eligible participants in the future, which has occurred.  The following table gives information about equity awards under the above-mentioned plan as of March 19, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	11,148,404	$15.52	2,833,634
Equity compensation not approved by security holders	N/A	N/A	N/A
Total	11,148,404	$15.52	2,833,634

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

In connection with the completion of the Merger, we entered into management agreements with the Sponsors pursuant to which the Sponsors provide management services to us until December 31, 2016, with evergreen extensions thereafter.  Pursuant to these agreements, the Sponsors receive an aggregate annual management fee in the amount of $12 million and reimbursement for out-of-pocket expenses in connection with the provisions of services pursuant to the agreements.  The management agreements also provide that the Sponsors are entitled to receive fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions of 1% of the gross value of any such transaction.  The management agreements contain customary exculpation and indemnification provisions in favor of the Sponsors.  The management agreements may be terminated by the Sponsors at any time and terminate automatically upon an initial public offering or a change of control unless we and the Sponsors determine otherwise.

Also, in connection with the completion of the Merger, we entered into a management agreement with Highfields Capital Management L.P., an affiliate of Highfields Capital Partners, that provides for an annual management fee of $1.0 million for services that Highfields Capital Management L.P. renders to us. The management agreement with Highfields may be terminated by the Company at any time and terminates automatically upon an initial public offering or a change of control unless we and Highfields determine otherwise.

Upon termination, each provider of management services will be entitled to a termination fee calculated based on the present value of the annual fees due during the remaining period from the date of termination to October 31, 2016.

We are party to a participation agreement with CoreTrust Purchasing Group (“CPG”), a division of HealthTrust Purchasing, designating CPG as our exclusive “group purchasing organization” for the purchase of certain non-merchandise products and services from third party vendors. CPG secures from vendors pricing terms for goods and services that are believed to be more favorable than participants in the group purchasing organization could obtain for themselves on an individual basis. In connection with purchases by its participants (including us), CPG receives a commission from the vendors in respect of such purchases. Although CPG is not affiliated with The Blackstone Group, in consideration for facilitating our participation in CPG and monitoring the services CPG provides to us, CPG remits a portion of the commissions received from vendors in respect of our purchases under the agreement to an affiliate of The Blackstone Group.

Bain Capital owns an approximate 58% equity position in an external vendor we utilized to print our circular advertisements.  Payments associated with this vendor during fiscal 2011 were $5.6 million. We stopped using this vendor during the first quarter of fiscal 2011.

Bain Capital owns an approximate 51% equity position in an external vendor we utilize for print procurement services. Payments associated with this vendor during fiscal 2011 were $4.6 million.  We currently anticipate that our payments to this vendor in fiscal 2012 will be commensurate with those in fiscal 2011.

The Blackstone Group owns an approximate 77% equity position in an external vendor we utilize to count our store inventory. Payments associated with this vendor during fiscal 2011 were $6.3 million. We currently anticipate that our payments to this vendor in fiscal 2012 will be commensurate with those in fiscal 2011.

The Blackstone Group owns an approximate 67% equity position in an external vendor we utilize for all of the candy-type items in our stores.  Payments associated with this vendor during fiscal 2011 were $20.3 million. We currently anticipate that our payments to this vendor in fiscal 2012 will be commensurate with those in fiscal 2011.

The Blackstone Group owns an approximate 99% equity position in a vendor we utilize to lease certain properties. Payments associated with this vendor during fiscal 2011 were $3.2 million. We currently anticipate that our payments to this vendor in fiscal 2012 will be approximately $6.0 million.

The Company is a party to an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”), an affiliate of The Blackstone Group. Equity Healthcare negotiates with providers of standard administrative services for health benefit plans as well as other related services for cost discounts and quality of service monitoring capability by Equity Healthcare.  Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms for providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis.  In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to us, we pay Equity Healthcare a fee of $2 per participating employee per month (“PEPM Fee”).  As we had approximately 5,400 employees enrolled in health and welfare benefit plans as of January 28, 2012, the annual amount payable under the agreement would be approximately $0.1 million.

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

The Blackstone Group owns an approximate 99% equity position in an external vendor we utilize for hospitality services. Payments associated with this vendor during fiscal 2011 were $1.3 million. We currently anticipate that our payments to this vendor in fiscal 2012 will be commensurate with those in fiscal 2011.

The Blackstone Group owns an approximate 99% equity position in an external vendor we utilize as our preferred hotel provider. Payments associated with this vendor during fiscal 2011 were $0.1 million.  We currently anticipate that our payments to this vendor in fiscal 2012 will be commensurate with those in fiscal 2011.

The Blackstone Group owns an approximate 12% equity position in an external vendor we utilize for certain integrated software and processing services. Payments associated with this vendor during fiscal 2011 were $0.2 million.  We currently anticipate that our payments to this vendor in fiscal 2012 will be commensurate with those in fiscal 2011.

Our current directors (other than Ms. Greenthal) are affiliates of Bain Capital or The Blackstone Group.  As such, some or all of such directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased, or for which transactions are pending, by affiliates of Bain Capital and The Blackstone Group.  As of the date hereof, such affiliates did not hold any of our debt securities.

The Company, to date, has not adopted any formal policies or procedures for the review, approval or ratification of certain related-party transactions that may be required to be reported under the SEC disclosure rules. However, the Board believes that the transactions described in this Item 13 were on an arms-length basis and in the best interests of the stockholders.

As discussed in Item 10 above, each of the members of our Board (other than Ms. Greenthal) is affiliated with the Sponsors and our Board has not determined whether any of our directors are independent. See “Item 10.  Directors and Executive Officers of the Registrant.”

ITEM 14.  Principal Accountant Fees and Services.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S FEES

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of Michaels’ annual financial statements for each of fiscal 2011 and 2010, and fees billed for other services rendered by Ernst & Young LLP (in thousands).

	2011	2010
Audit fees (1)	$1,171	$1,246
Audit-related fees (2)	52	58
Tax fees (3)	—	8

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

(2)            Audit-related fees for fiscal 2011 and fiscal 2010 consist principally of fees related to employee benefit plans and statutory audits.

(3)         Tax fees consist principally of tax compliance fees.

The Audit Committee Charter requires that the Audit Committee pre-approve all audit and non-audit engagements, fees, terms and services in a manner consistent with the Sarbanes-Oxley Act of 2002 and all rules and applicable listing standards promulgated by the SEC, except that such non-audit services need not be pre-approved if (i) the aggregate amount of all such non-audit services provided to Michaels constitutes not more than 5% of the total amount of fees paid by Michaels to its independent registered public accounting firm during the fiscal year in which the non-audit services are provided, (ii) such services were not recognized by Michaels at the time of engagement to be non-audit services, and (iii) such services were promptly brought to the attention of the Audit Committee and approved by the Audit Committee prior to completion of the audit.  The Audit Committee Charter permits the Audit Committee, at the time of the annual audit engagement, to pre-approve audit fees of up to 15% of the engagement fees for unanticipated additional audit costs within the scope of the audit, subject to the approval, before or after such additional costs are incurred, by the Chairman of the Audit Committee or any other member of the Audit Committee to whom the Audit Committee delegates such authority. The services performed by Ernst & Young LLP in fiscal 2011 and 2010 were approved in accordance with the policies and procedures established by the Audit Committee.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Michaels Stores, Inc.

We have audited the accompanying consolidated balance sheets of Michaels Stores, Inc. (“the Company”) as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended January 28, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michaels Stores, Inc. at January 28, 2012 and January 29, 2011 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 28, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), Michaels Stores, Inc.’s internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 21, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, TX
March 21, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Michaels Stores, Inc.

We have audited Michaels Stores, Inc.’s (the Company) internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Michaels Stores, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting (see Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Michaels Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), the consolidated balance sheets of Michaels Stores, Inc. as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended January 28, 2012 of Michaels Stores, Inc. and our report dated March 21, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, TX
March 21, 2012

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions except share data)

	January 28,	January 29,
	2012	2011
		(Restated)
ASSETS
Current assets:
Cash and equivalents	$371	$319
Merchandise inventories	840	826
Prepaid expenses and other	80	73
Deferred income taxes	42	52
Income tax receivable	1	1
Total current assets	1,334	1,271
Property and equipment, at cost	1,391	1,329
Less accumulated depreciation and amortization	(1,079)	(1,028)
Property and equipment, net	312	301
Goodwill	95	95
Debt issuance costs, net of accumulated amortization of $74 at January 28, 2012 and $60 at January 29, 2011	59	72
Deferred income taxes	18	32
Other assets	4	9
Total non-current assets	176	208
Total assets	$1,822	$1,780

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$301	$273
Accrued liabilities and other	389	384
Current portion of long-term debt	127	1
Deferred income taxes	1	—
Income taxes payable	19	27
Total current liabilities	837	685
Long-term debt	3,363	3,667
Deferred income taxes	11	4
Other long-term liabilities	85	78
Total long-term liabilities	3,459	3,749
Total liabilities	4,296	4,434
Commitments and contingencies
Stockholders’ deficit:
Common Stock, $0.10 par value, 220,000,000 shares authorized; 118,265,885 shares issued and outstanding at January 28, 2012; 118,419,850 shares issued and outstanding at January 29, 2011	12	12
Additional paid-in capital	48	43
Accumulated deficit	(2,540)	(2,716)
Accumulated other comprehensive income	6	7
Total stockholders’ deficit	(2,474)	(2,654)
Total liabilities and stockholders’ deficit	$1,822	$1,780

See accompanying Notes to Consolidated Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Fiscal Year
	2011	2010	2009
		(Restated)	(Restated)

Net sales	$4,210	$4,031	$3,888
Cost of sales and occupancy expense	2,526	2,467	2,423
Gross profit	1,684	1,564	1,465
Selling, general, and administrative expense	1,098	1,059	1,052
Related party expenses	13	14	14
Store pre-opening costs	4	3	2
Operating income	569	488	397
Interest expense	254	276	257
Loss on early extinguishment of debt	18	53	—
Other (income) and expense, net	9	10	(17)
Income before income taxes	288	149	157
Provision for income taxes	112	46	54
Net income	$176	$103	$103

See accompanying Notes to Consolidated Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Fiscal Year
	2011	2010	2009
		(Restated)	(Restated)
Operating activities:
Net income	$176	$103	$103
Adjustments:
Depreciation and amortization	101	103	116
Share-based compensation	9	8	8
Debt issuance costs amortization	17	20	17
Accretion of long-term debt	35	50	45
Change in fair value of contingent consideration	(4)	—	—
Change in fair value of interest rate cap	5	12	(10)
Loss on early extinguishment of debt	18	53	—
Changes in assets and liabilities:
Merchandise inventories	(14)	47	34
Prepaid expenses and other	(7)	(1)	(2)
Deferred income taxes	32	(28)	—
Accounts payable	38	36	6
Accrued interest	—	(4)	15
Accrued liabilities and other	5	31	56
Income taxes payable	(8)	16	12
Other long-term liabilities	10	(8)	5
Net cash provided by operating activities	413	438	405

Investing activities:
Business acquisition	—	(2)	—
Additions to property and equipment	(109)	(81)	(43)
Net cash used in investing activities	(109)	(83)	(43)

Financing activities:
Issuance of senior notes due 2018	—	794	—
Repayments on senior notes due 2014	—	(791)	—
Repurchase of subordinated discount notes due 2016	(170)	—	—
Repayments on senior secured term loan facility	(50)	(228)	(23)
Repurchase of senior subordinated notes due 2016	(7)	—	—
Borrowings on asset-based revolving credit facility	145	48	725
Payments on asset-based revolving credit facility	(145)	(48)	(873)
Payment of debt issuance costs	(7)	(34)	—
Repurchase of Common Stock	(6)	—	—
Proceeds from stock options exercised	2	—	—
Change in cash overdraft	(14)	6	(7)
Net cash used in financing activities	(252)	(253)	(178)

Net increase in cash and equivalents	52	102	184
Cash and equivalents at beginning of period	319	217	33
Cash and equivalents at end of period	$371	$319	$217

Supplemental Cash Flow Information:
Cash paid for interest	$201	$208	$180
Cash paid for income taxes	$86	$64	$26
Non-cash investing activity:
Contingent consideration liability	$—	$4	$—

See accompanying Notes to Consolidated Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Years Ended January 28, 2012

(In millions except share data)

					Accumulated
			Additional		Other
	Number of	Common	Paid-in	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total
Balance at January 31, 2009 - As Previously Reported	118,376,402	$12	$27	$(2,931)	$5	$(2,887)
Income tax restatement (See Note 2)	—	—	—	9	—	9
Balance at January 31, 2009 - Restated	118,376,402	12	27	(2,922)	5	(2,878)
Comprehensive income:
Net income	—	—	—	103	—	103
Foreign currency translation and other	—	—	—	—	1	1
Total comprehensive income						104
Share-based compensation	—	—	8	—	—	8
Issuance of stock	10,827	—	—	—	—	—
Balance at January 30, 2010 - Restated	118,387,229	12	35	(2,819)	6	(2,766)
Comprehensive income:
Net income	—	—	—	103	—	103
Foreign currency translation and other	—	—	—	—	1	1
Total comprehensive income						104
Exercise of stock options	37,848	—	—	—	—	—
Share-based compensation	—	—	8	—	—	8
Repurchase of stock	(7,569)	—	—	—	—	—
Issuance of stock	2,342	—	—	—	—	—
Balance at January 29, 2011 - Restated	118,419,850	12	43	(2,716)	7	(2,654)
Comprehensive income:
Net income	—	—	—	176	—	176
Foreign currency translation and other	—	—	—	—	(1)	(1)
Total comprehensive income						175
Exercise of stock options	137,080	—	2	—	—	2
Share-based compensation	—	—	9	—	—	9
Repurchase of stock	(426,027)	—	(6)	—	—	(6)
Issuance of stock	134,982	—	—	—	—	—
Balance at January 28, 2012	118,265,885	$12	$48	$(2,540)	$6	$(2,474)

See accompanying Notes to Consolidated Financial Statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Description of Business

Michaels Stores, Inc. owns and operates a chain of specialty retail stores in 49 states and Canada featuring arts, crafts, framing, floral, home décor, and seasonal merchandise for the hobbyist and do-it-yourself home decorator. Our wholly-owned subsidiary, Aaron Brothers, Inc., operates a chain of framing and art supply stores located in 9 states.  All expressions of the “Company”, “us”, “we”, “our”, and all similar expressions are references to Michaels Stores, Inc. and our consolidated, wholly-owned susidiaries, unless otherwise expressly stated or the context otherwise requires.

Fiscal Year

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. References to fiscal year mean the year in which that fiscal year began. Fiscal 2011 ended on January 28, 2012, fiscal 2010 ended on January 29, 2011, and fiscal 2009 ended on January 30, 2010. Each of these three fiscal years contained 52 weeks.

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

Foreign Currency Translation

The functional currency of our Canadian operations is the Canadian dollar. Translation adjustments result from translating our Canadian subsidiary’s financial statements into U.S. dollars. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Resulting translation adjustments are recorded as a component of Accumulated other comprehensive income in our Consolidated Statements of Stockholders’ Deficit. Transaction gains and losses are recorded as a part of Other (income) and expense, net in our Consolidated Statements of Operations. The cumulative translation adjustment in fiscal 2011 was $6 million, net of deferred taxes of $5 million, while in fiscal 2010, the cumulative translation adjustment was $7 million, net of deferred taxes of $5 million. In fiscal 2011, we recorded transaction losses of $4 million related to foreign currency exchange rates. In fiscal 2010 and fiscal 2009, we recorded transaction gains of $2 million and $5 million, respectively, related to foreign currency exchange rates.

Cash and Equivalents

Cash and equivalents are comprised of cash, money market mutual funds, and short-term interest bearing securities with original maturities of three months or less and $22 million and $20 million of credit card clearing accounts as of January 28, 2012, and January 29, 2011, respectively. Cash equivalents are carried at cost, which approximates fair value. We record interest income earned from our cash and equivalents as a component of other (income) and expense, net, in our financial statements. In fiscal 2011, fiscal 2010 and fiscal 2009, we had a nominal amount of interest income.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market, with cost determined using a weighted average method. Cost is calculated based upon the purchase price of an item at the time it is received by us, and also includes the cost of warehousing, handling, purchasing, and importing, as well as inbound and outbound transportation, partially offset by vendor allowances. This net inventory cost is recognized through Cost of sales when the inventory is sold.  It is impractical for us to assign specific allocated overhead costs and vendor allowances to individual units of inventory. As such, to match net inventory costs against the related revenues, we estimate the net inventory costs to be deferred and recognized each period as the inventory is sold.

Vendor allowances, which primarily represent volume rebates and cooperative advertising funds, are recorded as a reduction to the cost of the merchandise inventories and a subsequent reduction in Cost of sales when the inventory is sold. We generally earn vendor allowances as a percentage of certain merchandise purchases with no minimum purchase requirements. Typically, our vendor allowance programs extend for a period of 12 months. We recognized vendor allowances of $115 million, or 2.7% of Net sales, in fiscal 2011, $112 million, or 2.8% of Net sales, in fiscal 2010, and $133 million, or 3.4% of Net sales, in fiscal 2009. During the three fiscal years ended January 28, 2012, the number of vendors from which vendor allowances were received ranged from approximately 650 to 740.

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

Capitalized Software Costs

We capitalize certain costs related to the acquisition and development of internal use software that is expected to benefit future periods. These costs are being amortized on a straight-line basis over the estimated useful life, which is generally five years. As of January 28, 2012 and January 29, 2011, we had unamortized capitalized software costs of $74 million and $46 million, respectively.  These amounts are included in Property and equipment, net on the Consolidated Balance Sheets. Amortization of capitalized software costs totaled approximately $30 million, $14 million and $22 million in fiscal year 2011, 2010 and 2009, respectively.

Goodwill

Under the provisions of Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other, we review goodwill for impairment each year in the fourth quarter, or more frequently if required. In conducting our impairment review, we elect to first perform a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) the fair value of our reporting unit is less than its carrying value. Factors used in our qualitative assessment include, but are not limited to, macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, company and reporting unit specific events, and the margin between the fair value and carrying value of each reporting unit in recent valuations.

If, after assessing the totality of events or circumstances such as those described above, we determine that it is more likely than not that the fair value of our reporting unit is greater than its carrying amount, no further action is required. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we will compare each reporting unit’s carrying value to its estimated fair value, determined through estimated discounted future cash flows and market-based methodologies. If the carrying value exceeds the estimated fair value, we determine the fair value of all assets and liabilities of the reporting unit, including the implied fair value of goodwill. If the carrying value of goodwill exceeds the implied fair value, we recognize an impairment charge equal to the difference. There are assumptions and estimates underlying the determination of fair value and any resulting impairment loss. Significant changes in these assumptions, or another estimate using different, but still reasonable, assumptions could produce different results. We have performed the required impairment tests of goodwill, and the tests have not resulted in an impairment charge in fiscal 2011, fiscal 2010 or fiscal 2009.

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

The following is a detail of account activity related to closed facilities:

	Fiscal Year
	2011	2010	2009
	(In millions)
Balance at beginning of fiscal year	$5	$7	$7
Additions charged to costs and expenses	7	—	4
Payment of rental obligations and other	(3)	(2)	(4)
Balance at end of fiscal year	$9	$5	$7

Insurance Liabilities

We have insurance coverage for losses in excess of self-insurance limits for medical liability, general liability and workers’ compensation claims.  Health care reserves are based on actual claims experience and an estimate of claims incurred but not reported. Reserves for general liability and workers’ compensation are determined through the use of actuarial studies. Due to the significant judgments and estimates utilized for determining these reserves, they are subject to a high degree of variability. In the event our insurance carriers are unable to pay claims submitted to them, we would record a liability for such estimated payments we expect to incur.

Revenue Recognition

Revenue from sales of our merchandise is recognized when the customer takes possession of the merchandise. Revenue is presented net of sales taxes collected. Sales related to custom framing are deferred until the order is picked up by the customer, which we estimate based on historical customer behavior. We deferred 13 days of custom framing revenue at the end of fiscal 2011, 2010 and 2009. As of January 28, 2012 and January 29, 2011, our deferred framing revenue was approximately $10 million.

We allow for merchandise to be returned under most circumstances and provide a reserve for estimated returns. We use historical customer return behavior to estimate our reserve requirements. As of January 28, 2012 and January 29, 2011, our sales returns reserve was approximately $3 million.

We record a gift card liability on the date we issue the gift card to the customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. The deferred revenue associated with outstanding gift cards increased $4 million from $26 million at January 29, 2011, to $30 million as of January 28, 2012. We escheat the value of unredeemed gift cards where required by law. Any remaining liabilities not subject to escheatment are evaluated to determine whether the likelihood of the gift card being redeemed is remote (gift card breakage). We recognize gift card breakage as revenue, by applying our estimate of the rate of gift card breakage over the period of estimated performance. Our estimates of the gift card breakage rate are applied to the estimated amount of gift cards that are expected to go unused, that are not subject to escheatment, and are based on customers’ historical redemption rates and patterns, which may not be indicative of future redemption rates and patterns. We recognized revenue of approximately $1 million in fiscal 2011, $3 million in fiscal 2010 and $2 million in fiscal 2009, related to such gift card balances.

Costs of Sales and Occupancy Expenses

Included in our Costs of sales are the following:

•       purchase price of merchandise, net of vendor allowances and rebates;

•       inbound freight, inspection costs, duties and import agent commissions;

•       warehousing, handling, and transportation costs (including internal transfer costs such as distribution center-to-store freight costs) and purchasing and receiving costs; and

•       share-based compensation costs for those employees involved in preparing inventory for sale.

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

Advertising expenses were $183 million, $172 million, and $167 million for fiscal 2011, 2010, and 2009, respectively.

Store Pre-Opening Costs

We expense all start-up activity costs as incurred. Rent expense incurred prior to the store opening is recorded in Cost of sales and occupancy expense on our Consolidated Statement of Operations.

Income Taxes

We record income tax expense using the liability method for taxes and are subject to income tax in many jurisdictions, including the U.S., various states and localities, and Canada. A current tax liability or asset is recognized for the estimated taxes payable or refundable on the tax returns for the current year and a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. In evaluating our ability to realize our deferred tax asset, we considered the following sources of future taxable income:

•                  future reversals of existing taxable temporary differences;

•                  future taxable income, exclusive of reversing temporary differences and carryforwards;

•                  taxable income in prior carryback years; and

•                  tax-planning strategies.

Our evaluation regarding whether a valuation allowance is required or should be adjusted also considers, among other things, the nature, frequency, and severity of recent losses, forecasts of future profitability and the duration of statutory carryforward periods. Our forecasts of future profitability represents our best estimate of these future events. After conducting this assessment, the valuation allowance recorded against our deferred tax assets was $14 million and $15 million as of January 28, 2012 and January 29, 2011, respectively.  If actual results differ from estimated results or if we adjust these assumptions in the future, we may need to adjust our deferred tax assets or liabilities, which could impact our effective tax rate.

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

Beginning with our adoption of ASC 718, we report excess tax benefits as a cash inflow in the financing section of our Statement of Cash Flows and would record a tax deficiency, if any, as a cash outflow from operating activities. For fiscal 2011, fiscal 2010, and fiscal 2009, we did not have any tax benefits or tax deficiencies associated with share-based awards.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs,” an amendment to ASC topic 820, “Fair Value Measurements.” ASU 2011-04 conforms certain sections of ASC 820 to International Financial Reporting Standards in order to provide a single converged guidance on the measurement of fair value. The ASU also requires new quantitative and qualitative disclosures about the sensitivity of recurring Level 3 measurement disclosures, as well as transfers between Level 1 and Level 2 of the fair value hierarchy. The amended guidance is effective for interim and annual periods beginning after December 15, 2011. We will adopt all requirements of ASU 2011-04 on January 29, 2012, with no material impact expected on our Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” an amendment to ASC topic 220, “Comprehensive Income.” ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which indefinitely defers the provisions in ASU 2011-05 requiring reclassification adjustments out of other comprehensive income to be presented on the face of the financial statements. The other portions of ASU 2011-05 remain unchanged. These standards, which must be applied retroactively, are effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. We will adopt all requirements of these standards on January 29, 2012, the beginning of our 2012 fiscal year.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 allows entities testing for goodwill impairment to have the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If an entity believes, as a result of its qualitative assessment, it is more-likely-than-not the fair value of a reporting unit is less than its carrying amount, the currently prescribed two-step goodwill impairment test must be performed. Otherwise, no further testing is required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted ASU 2011-08 in the fourth quarter of fiscal 2011.

Note 2. Restatement—Accounting for Income Taxes

During fiscal 2009, we recorded a $5 million adjustment to a state deferred tax liability pool. In fiscal 2010, we identified that the 2009 adjustment was made in error, and we reversed the adjustment and disclosed the correction in our Consolidated Financial Statements.  As result of this adjustment, the Provision for income taxes in the Consolidated Statements of Operations was understated in fiscal 2009 and overstated in fiscal 2010 by $5 million, which we concluded was not material to the Consolidated Financial Statements.

In response to this error, we performed a detailed re-examination of our deferred income tax pools.  With the exception of the deferred pool for property and equipment, we completed this re-examination in fiscal 2010 noting no additional errors.  The re-examination of the deferred pool for property and equipment was completed during the fourth quarter of fiscal 2011. In connection with these procedures, we performed detailed reconciliations of the deferred tax pool for property and equipment for each of the last five years and identified errors in the manners in which we were tracking deferred taxes for property and equipment and the underlying differences between book and tax basis. Consequently, we concluded that the ending deferred tax liability for property and equipment was overstated by $8 million in each period since at least February 2, 2008 through January 29, 2011.  We have corrected this error by restating our Consolidated Financial Statements, which increased noncurrent Deferred income tax assets and Total assets and decreased Total stockholders’ deficit for each respective period. This correction had no impact on our Statements of Operations. Our restatement also includes the correction of the $5 million state deferred tax liability error identified in fiscal 2010, the effects of which were previously considered immaterial to each respective period and the correction of an error related to our currency translation deferred pool for $1 million in fiscal 2009.  The effect of the restatement had no impact on reported net cash flows or income before taxes in any periods. We have also recorded reclassifications to properly adjust the noncurrent portion of our deferred taxes from current Deferred tax assets to noncurrent Deferred tax assets as of January 29, 2011.

The tables below provide a reconciliation of certain line items affected within our Consolidated Statements of Operations and our Consolidated Statements of Cash Flows for fiscal 2010 and fiscal 2009, as well as our Consolidated Balance sheet as of January 29, 2011, from amounts previously reported to the restated amounts:

	Statement of Operations Fiscal 2010 (In millions)
	As	State Deferred	As
	Reported	Tax Adjustment	Restated
Provision for income taxes	$51	$(5)	$46
Net income	98	5	103

	Statement of Operations Fiscal 2009 (In millions)
	As Reported	State Deferred Tax Adjustment	Currency Translation Deferred Tax Adjustment	As Restated
Provision for income taxes	$50	$5	(1)	$54
Net income	107	(5)	1	103

	Balance Sheet
	For the year ended January 29, 2011
	(In millions)
			Currency
		Fixed Asset	Translation
	As	Deferred Tax	Deferred Tax	Reclassification	As
	Reported	Adjustment	Adjustment	Adjustments	Restated
Deferred income taxes asset (current)	$56	$—	$4	$(8)	$52
Total current assets	1,275	—	4	(8)	1,271
Deferred income taxes asset (noncurrent)	18	8	(2)	8	32
Total assets	1,770	8	2	—	1,780
Accumulated deficit	(2,726)	8	2	—	(2,716)
Total stockholders’ deficit	(2,664)	8	2	—	(2,654)

	Cash Flow Data
	Fiscal 2010
	(In millions)
		Fixed Asset
	As	Deferred Tax	As
	Reported	Adjustment	Restated
Operating Activities:
Net income	$98	$5	$103
Deferred income taxes	(23)	(5)	(28)

	Cash Flow Data
	Fiscal 2009
	(In millions)
			Currency
		Fixed Asset	Translation
	As	Deferred Tax	Deferred Tax	As
	Reported	Adjustment	Adjustment	Restated
Operating Activities:
Net income	$107	$(5)	1	$103
Deferred income taxes	(4)	5	(1)	—

Note 3. Detail of Certain Balance Sheet Accounts

	January 28,	January 29,
	2012	2011
	(In millions)
Property and equipment:
Land and buildings	$2	$2
Fixtures and equipment	1,048	1,004
Leasehold improvements	341	323
	$1,391	$1,329

Accrued liabilities and other:
Salaries, bonuses, and other payroll-related costs	$110	$109
Insurance liabilities	67	67
Accrued interest	43	44
Taxes, other than income and payroll	64	64
Gift certificate and gift card liability	30	26
Other	75	74
	$389	$384

Note 4.  Debt

Our debt consisted of the following for fiscal 2011 and fiscal 2010:

	Interest Rate	Fiscal 2011	Fiscal 2010
		(In millions)

Senior secured term loan	Variable	$1,996	$2,046
Senior notes	7.750%	795	794
Senior subordinated notes	11.375%	393	400
Subordinated discount notes	13.000%	306	427
Asset-based revolving credit facility	Variable	—	—
Other	5.970%	—	1
Total debt		3,490	3,668

Less current portion		127	1

Long-term debt		$3,363	$3,667

We capitalized $133 million of costs, net of write-offs, related to our issuance of various debt instruments. We amortize these deferred financing costs over the lives of the respective debt agreements (which range from five to ten years) and record the amortization to interest expense. Our expected amortization expense pertaining to the deferred financing costs for each of the next five fiscal years and thereafter is as follows:

	2012	2013	2014	2015	2016	Thereafter
Amortization expense	$16	$16	$10	$9	$6	$2

The aggregate amounts of scheduled maturities of our debt for the next five years and thereafter are as follows:

Fiscal Year	Amount
(In millions)
2012	127
2013	501
2014	1
2015	1
2016	2,065
Thereafter	800
Total debt payments	3,495
Less unrealized discount accretion	5
Total debt balance as of January 28, 2012	$3,490

As of January 28, 2012 and January 29, 2011, the weighted average interest rate of the Current portion of our long-term debt was 13.00% and 5.97%, respectively.

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

On November 5, 2009, and December 15, 2011, we amended the Senior Secured Term Loan Facility to extend $1.0 billion and $619 million, respectively, of existing term loans (the “B-2 Term Loans” and “B-3 Term Loans”, respectively) to July 31, 2016, with the remaining $501 million of existing term loans (the “B-1 Term Loans” and, together with the B-2 Term Loans and the B-3 Term Loans, the “Term Loans”) keeping the original maturity date of October 31, 2013.

Borrowings under the Senior Secured Term Loan Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank and (2) the federal funds effective rate plus 1/2 of 1% or (b) a London Interbank Offered Rate (“LIBOR”), subject to certain adjustments, in each case plus an applicable margin. The applicable margin is (i) with respect to B-1 Term Loans, 1.25% for base rate borrowings and 2.25% for LIBOR borrowings; and (ii) with respect to B-2 Term Loans and B-3 Term Loans, 3.50% for base rate borrowings and 4.50% for LIBOR borrowings.  In addition, the applicable margin is subject to a 0.25% decrease based on our corporate family rating assigned by Moody’s Investors Service, Inc.

The B-2 Term Loans and B-3 Term Loans are subject to a minimum increase in interest rates in connection with any future extensions of term loans to the extent that any such future extension has an increase in effective yield in excess of 0.25% above the effective yield of the B-2 Term Loans or B-3 Term Loans.

In fiscal 2009, we recorded an expense of $3 million related to the amendment extending the B-2 Term Loans in accordance with ASC 470, Debt. We also recorded $1 million in debt issuance costs that is being amortized as interest expense over the life of the B-2 Term Loans. The unamortized debt issuance costs related to the Senior Secured Term Loan Facility were allocated proportionately between the B-1 and B-2 Term Loans. The costs allocated to the B-2 Term Loans are being amortized over the revised life through July 31, 2016.

We recorded an expense of $3 million related to the amendment extending the B-3 Term Loans in accordance with ASC 470. We also recorded $6 million in debt issuance costs that is being amortized as interest expense over the life of the B-3 Term Loans. The unamortized debt issuance costs related to the Senior Secured Term Loan Facility were allocated proportionately between the B-1 and B-3 Term Loans. The costs allocated to the B-3 Term Loans are being amortized over the revised life through July 31, 2016.

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

All obligations under the Senior Secured Term Loan Facility are unconditionally guaranteed by each direct and indirect wholly-owned subsidiary that guarantees the obligations of the Company under the senior secured asset-based Revolving Credit Facility (as defined below).  All obligations under the Senior Secured Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of our assets and the assets of our material subsidiaries (the “Subsidiary Guarantors”), including:

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

Our total leverage ratio at January 28, 2012 was less than 5.00:1.00, and as a result, there was no required Excess Cash Flow payment for fiscal 2011. However, during fiscal 2011, we made a voluntary prepayment of $50 million. Our voluntary prepayment of $110 million in fiscal 2010 more than offset the fiscal 2010 payment required from our annual Excess Cash Flow. Under the Senior Secured Term Loan Facility, excess cash flow payments and voluntary prepayments serve to reduce future scheduled quarterly principal payments. The voluntary prepayments made in fiscal 2011 and fiscal 2010 effectively satisfied all scheduled quarterly principal payments until maturity of the Term Loans.

The Senior Secured Term Loan Facility contains a number of negative covenants that are substantially similar to, but more restrictive in certain respects than, those governing the Notes (as defined below) as well as certain other customary affirmative and negative covenants and events of default. As of January 28, 2012, we were in compliance with all covenants.

7¾% Senior Notes due 2018

On October 21, 2010, we issued $800 million aggregate principal amount of 7¾% Senior Notes that mature on November 1, 2018 (the “2018 Senior Notes”) at a discounted price of 99.262% of face value, resulting in an effective interest rate of 7 7/8%. Interest is payable semi-annually in arrears on each May 1 and November 1, commencing on May 1, 2011. The 2018 Senior Notes are guaranteed, jointly and severally, on an unsecured senior basis, by each of our subsidiaries that guarantee indebtedness under our senior secured asset-based Revolving Credit Facility and Senior Secured Term Loan Facility (the “Senior Secured Credit Facilities”).

In connection with the issuance of the 2018 Senior Notes, we entered into a registration rights agreement. Under the terms of the registration rights agreement, we were required to file, and did initially file on April 28, 2011, an exchange offer registration statement, as amended (the “Exchange Offer Registration Statement”), enabling holders to exchange the 2018 Senior Notes for registered notes with terms identical in all material respects to the terms of the 2018 Senior Notes, except the registered notes would be freely tradable. We also agreed to use our reasonable best efforts to have the Exchange Offer Registration Statement declared effective by the Securities and Exchange Commission (the “SEC”) no later than 360 days after the date of the issuance of the 2018 Senior Notes. On June 20, 2011, the Exchange Offer Registration Statement was declared effective by the SEC. We completed the exchange offer on August 1, 2011.

The 2018 Senior Notes and the guarantees thereof are our and the guarantors’ unsecured senior obligations and (i) rank senior in right of payment to all of our and the guarantors’ existing and future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the 2018 Senior Notes (including the Senior Subordinated Notes and the Subordinated Discount Notes, as defined and described below); (ii) rank equally in right of payment to all of our and the guarantors’ existing and future debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the 2018 Senior Notes; (iii) are effectively subordinated in right of payment to all of our and the guarantors’ existing and future secured debt (including obligations under the Senior Secured Credit Facilities), to the extent of the value of the assets securing such debt; and (iv) are structurally subordinated to all obligations of our subsidiaries that are not guarantors of the 2018 Senior Notes.

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

In accordance with ASC 470, we are amortizing$15 million in debt issuance costs as interest expense over the life of the 2018 Senior Notes.

11 3/8% Senior Subordinated Notes due 2016

On October 31, 2006, we issued $400 million in principal amount of 11 3/8% Senior Subordinated Notes due November 1, 2016 (the “Senior Subordinated Notes”).  Interest is payable semi-annually in arrears on each May 1 and November 1, commencing on May 1, 2007. The Senior Subordinated Notes are guaranteed, jointly and severally, on an unsecured senior subordinated basis, by each of our subsidiaries that guarantee indebtedness under our Senior Secured Credit Facilities.

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

During fiscal 2011, we completed open market repurchases of our outstanding Senior Subordinated Notes totaling $7 million. Pursuant to the terms of the repurchases, we agreed to pay the holders of the Senior Subordinated Notes face value plus a purchase premium. In accordance with ASC 470, we recorded a loss related to the early extinguishment of the repurchased Senior Subordinated Notes, which was immaterial to the Consolidated Financial Statements

On and after November 1, 2011, we may redeem all or part of the Senior Subordinated Notes, upon notice, at the redemption prices (expressed as percentages of principal amount of the Senior Subordinated Notes to be redeemed) set forth below, plus accrued and unpaid interest thereon to the applicable date of redemption if redeemed during the twelve-month period beginning on November 1 of each of the years indicated below:

Year	Percentage
2011	105.688%
2012	103.792%
2013	101.896%
2014 and thereafter	100.000%

Upon a change in control, we are required to offer to purchase all of the Senior Subordinated Notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest. The indenture governing the Senior Subordinated Notes contains restrictive covenants and events of default substantially similar to those of the 2018 Senior Notes described above.

13% Subordinated Discount Notes due 2016

On October 31, 2006, we issued $469 million in principal amount at maturity of 13% Subordinated Discount Notes due on November 1, 2016 (“the Subordinated Discount Notes” and together with the 2018 Senior Notes and the Senior Subordinated Notes, the “Notes”). No cash interest was payable on the Subordinated Discount Notes prior to November 1, 2011. Beginning on November 1, 2011, cash interest accrues and is payable semi-annually in arrears on each May 1 and November 1 (the first cash interest payment date is May 1, 2012). The Subordinated Discount Notes are guaranteed, jointly and severally, on an unsecured subordinated basis, by each of our subsidiaries that guarantee indebtedness under our Senior Secured Credit Facilities.

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

During fiscal 2011, we completed open market repurchases of our outstanding Subordinated Discount Notes totaling $163 million face value, or $155 million accreted value. Pursuant to the terms of the repurchases, we agreed to pay the holders of the Subordinated Discount Notes face value plus a purchase premium.

In accordance with ASC 470, we recorded a loss of $18 million during fiscal 2011 related to the early extinguishment of the repurchased Subordinated Discount Notes.  The $18 million loss is comprised of $11 million to recognize the unrealized interest accretion and the write off of related debt issuance costs, as well as $7 million in purchase premiums.

On and after November 1, 2011, we may redeem all or part of the Subordinated Discount Notes, upon notice, at the redemption prices (expressed as percentages of Accreted Value (as defined in the indenture governing the Subordinated Discount Notes) of the Subordinated Discount Notes to be redeemed) set forth below, plus accrued and unpaid interest thereon (to the extent not already included in Accreted Value) as of the applicable date of redemption (if redeemed during the twelve-month period beginning on November 1 of each of the years indicated below:

Year	Percentage
2011	106.500%
2012	104.333%
2013	102.167%
2014 and thereafter	100.000%

On May 1, 2012, and, if necessary, any interest payment date thereafter prior to the maturity date of the Subordinated Discount Notes, we are required to redeem a portion of each Subordinated Discount Note outstanding on such date equal to an amount sufficient, but not in excess of the amount necessary, to ensure that such Subordinated Discount Note will not be an applicable high yield discount obligation (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended. These redemptions are to be at a price equal to 100% of the Accreted Value of such portion as of the date of redemption. As of January 28, 2012, the aggregate payment required to ensure the Subordinated Discount Notes will not be AHYDO instruments was $127 million and is classified as Current portion of long-term debt on the Consolidated Balance Sheets.

Upon a change in control, we are required to offer to purchase all of the Subordinated Discount Notes at a price in cash equal to 101% of the Accreted Value, plus accrued and unpaid interest. The Subordinated Discount indenture contains restrictive covenants and events of default substantially similar to those of the 2018 Senior Notes described above.

Asset-based Revolving Credit Facility

On February 18, 2010, we entered into an agreement to amend and restate various terms of the then existing asset-based Revolving Credit Facility, dated as of October 31, 2006 (as amended and restated, the “senior secured asset-based Revolving Credit Facility”). The senior secured asset-based Revolving Credit Facility provides an aggregate amount of $850 million in commitments, which are scheduled to terminate on the earlier of April 15, 2014, or 45 days prior to the maturity date of any class of term loans in our Senior Secured Term Loan Facility (the “ABL Maturity Date”). On April 8, 2011, the Company elected to permanently terminate $50 million in commitments under a last out tranche.

The borrowing base under the senior secured asset-based Revolving Credit Facility equals the sum of (i) 90% of eligible credit card receivables and debit card receivables; (ii) between 85% and 87.5% of the appraised net orderly liquidation value of eligible inventory and of eligible letters of credit; and (iii) a percentage of eligible in-transit inventory, less certain reserves.

Borrowings under the senior secured asset-based Revolving Credit Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate subject to certain adjustments plus 1.00% or (b) a LIBOR rate subject to certain adjustments, in each case plus an applicable margin. The initial applicable margin is 2.50% for base rate borrowings and 3.50% for LIBOR borrowings. The applicable margin is subject to adjustment each fiscal quarter based on the excess availability under the senior secured asset-based Revolving Credit Facility. Same-day borrowings bear interest at a rate per annum equal to a base rate determined by reference to the highest of (a) the prime rate of Bank of America, N.A., (b) the federal funds effective rate plus 0.50% and (c) a LIBOR rate subject to certain adjustments plus 1.00%, in each case, plus an applicable margin. The initial applicable margin with respect to same-day borrowings is 2.50%.

We are required to pay a commitment fee of 0.625% per annum on the unutilized commitments under the senior secured asset-based Revolving Credit Facility. We must also pay customary letter of credit fees and agency fees.

If, at any time, the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the senior secured asset-based Revolving Credit Facility exceeds the lesser of (i) the commitment amount and (ii) the borrowing base, we will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If the amount available under the senior secured asset-based Revolving Credit Facility is less than $75 million at any time, or for five consecutive business days is less than the greater of $100 million or 15% of the lesser of the (i) then borrowing base and (ii) Revolving Credit Ceiling (as defined below), or if certain events of default have occurred, we will be required to repay outstanding loans and cash collateralize letters of credit with the cash we are required to deposit daily in a collection account maintained with the agent under the senior secured asset-based Revolving Credit Facility. We may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty other than customary breakage costs with respect to LIBOR loans. There is no scheduled amortization under the senior secured asset-based Revolving Credit Facility; the principal amount of the loans outstanding is due and payable in full on the ABL Maturity Date.

We must not permit excess availability at any time to be less than the greater of (a) $75 million and (b) 10% of the lesser of (1) the then borrowing base under the senior secured asset-based Revolving Credit Facility or (2) $850 million (as reduced or increased in accordance with the terms of the senior secured asset-based Revolving Credit Facility, the “Revolving Credit Ceiling”). Excess availability under the senior secured asset-based Revolving Credit Facility means the lesser of (a) the Revolving Credit Ceiling minus the outstanding credit extensions and (b) the then borrowing base minus the outstanding credit extensions.

All obligations under the senior secured asset-based Revolving Credit Facility are unconditionally guaranteed, jointly and severally, by all of our existing material subsidiaries and are required to be guaranteed by certain of our future domestic wholly-owned material subsidiaries. All obligations under the senior secured asset-based Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of our assets and the assets of the Subsidiary Guarantors, including:

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

•                  consolidate or merge; and

•                  create liens.

The covenants limiting dividends and other restricted payments; investments, loans, advances and acquisitions; and prepayments or redemptions of indebtedness, each permit the restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that we must meet certain specified excess availability requirements and minimum consolidated fixed charge coverage ratios, to be tested on a pro forma and 12 month projected basis. Adjusted EBITDA is used in the calculation of the consolidated fixed charge coverage ratios. The senior secured asset-based Revolving Credit Facility also contains certain customary affirmative covenants and events of default.

In the first quarter of fiscal 2010, we recorded $19 million in debt issuance costs related to the amendment to the asset-based Revolving Credit Facility that is being amortized as interest expense over the life of the senior secured asset-based Revolving Credit Facility in accordance with ASC 470. In addition, we are amortizing $5 million of the unamortized debt issuance costs related to the senior secured asset-based Revolving Credit Facility over the revised life.

As of January 28, 2012 and January 29, 2011, the borrowing base was $670 million and $653 million, respectively, of which we had availability of $615 million and $604 million, respectively.  Borrowing capacity is available for letters of credit and borrowings on same-day notice. Outstanding letters of credit as of January 28, 2012 totaled $67 million, of which $55 million relate to standby letters of credit.

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

In accordance with ASC 470 we recorded a loss of $53 million related to the early extinguishment of our 2014 Senior Notes.  The $53 million loss is comprised of $41 million tender and call premiums and the write-off of $12 million for the remaining unamortized debt issuance costs.

Note 5.  Comprehensive Income

Accumulated other comprehensive income, net of tax, is reflected in the Consolidated Balance Sheets as follows:

	Foreign Currency Translation & Other	Foreign Currency Derivative	Total
	(In millions)
Balance at January 31, 2009	$1	$4	$5
Foreign currency translation adjustment	5	—	5
Reclassification of hedge instruments to earnings	—	(4)	(4)
Balance at January 30, 2010	6	—	6
Foreign currency translation adjustment	1	—	1
Balance at January 29, 2011	7	—	7
Foreign currency translation adjustment	(1)	—	(1)
Balance at January 28, 2012	$6	$—	$6

Note 6.  Income Taxes (Restated)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities as of the respective year-end balance sheets are as follows:

	Deferred Tax Asset (Liability)
	January 28, 2012		January 29, 2011
	Current	Noncurrent	Current	Noncurrent
	(In millions)
Net operating loss, general business credit, foreign tax credit and alternative minimum tax credit carryforwards	$—	$14	$—	$15
Merchandise inventories	(9)	—	(3)	—
Accrued expenses	12	1	12	1
State income taxes	1	3	2	2
Vacation accrual	7	—	7	—
Share-based compensation	—	14	—	11
Deferred rent	—	16	—	16
Other deferred tax assets	6	4	8	10
State valuation allowance	—	(14)	—	(15)
Bonus accrual	6	—	5	—
Gift cards	4	—	10	—
Property and equipment	—	(33)	—	(9)
Translation adjustment	—	—	—	(4)
Workers’ compensation	17	—	17	—
Cancellation of debt income	—	(39)	—	(39)
Original issue discount related to cancellation of debt income	—	41	—	41
Other deferred tax liabilities	(3)	—	(6)	(1)
	$41	$7	$52	$28
Net deferred tax assets		$48		$80

The federal, state and international income tax provision is as follows:

	Fiscal Year
	2011	2010	2009
	(In millions)
Federal:
Current	$47	$45	$18
Deferred	28	(21)	11
Total federal income tax provision	75	24	29

State:
Current	13	9	9
Deferred	2	(4)	(1)
Total state income tax provision	15	5	8

International:
Current	22	17	17
Deferred	—	—	—
Total international income tax provision	22	17	17

Total income tax provision	$112	$46	$54

The reconciliation between the actual income tax provision and the income tax provision (benefit) calculated by applying the federal statutory tax rate is as follows:

	Fiscal Year
	2011	2010	2009
	(In millions)
Income tax provision at statutory rate	$101	$52	$55
State income taxes, net of federal income tax effect	9	2	3
Federal tax credits	(2)	(2)	(1)
Unrecognized tax benefits	1	(4)	(1)
State valuation allowance	1	1	1
Other	2	(3)	(3)
Total income tax provision	$112	$46	$54

At January 28, 2012, we had state net operating loss carryforwards to reduce future taxable income of approximately $301 million, net of $14 million tax effect, expiring at various dates between fiscal 2012 and fiscal 2031. The valuation allowance related to state net operating loss carryforwards was decreased to $14 million after state net operating loss expirations in fiscal 2011 to reserve for state operating loss carryforwards, which we believe it is more likely than not that we will be unable to realize these amounts.

Uncertain Tax Positions

We operate in a number of tax jurisdictions and are subject to examination of our income tax returns by tax authorities in those jurisdictions who may challenge any item on these tax returns.  Because the tax matters challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain.

In accordance with ASC 740, Income Taxes, we recognize the benefits of uncertain tax positions in our financial statements only after determining a more likely than not probability that the uncertain tax positions will be sustained. A reconciliation of unrecognized tax benefits from the end of fiscal year 2010 through the end of fiscal 2011 is as follows:

Fiscal Year
2011
(In millions)
Balance at January 29, 2011	$9

Additions based on tax positions related to the current year	2

Additions for tax positions related to prior years	1

Settlements with taxing authorities	(1)

Balance at January 28, 2012	$11

Included in the balance of unrecognized tax benefits at January 28, 2012, is $12 million in unrecognized tax benefits, the recognition of which would have an affect on the effective tax rate.  This amount differs from the gross unrecognized tax benefits presented in the table above due to the increase in U.S. federal income taxes which would occur upon recognition of penalties and interest from uncertain tax positions, offset by the state tax benefits included therein.

Our policy is to classify all income tax related interest and penalties as income tax expense.  During the year ended January 28, 2012, we accrued $1 million in income tax interest and penalties.  As of January 28, 2012, our accrual for potential payments of interest and penalties was $5 million.

We identified our federal return, Canadian tax return, and state returns in California, Florida, Illinois, Michigan, New York, North Carolina, Pennsylvania, and Texas as “major” jurisdictions.  The periods subject to examination for our federal return are fiscal 2008 to present, fiscal 2001 to present for our Canadian returns, and fiscal 2005 to present for all major state tax returns.

Note 7.  Share-Based Compensation

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

The fair value for options granted under ASC 718, Stock Compensation, was estimated at the date of grant using the Black-Scholes option valuation model. The following assumptions were used to estimate the fair value of options granted during the year ended January 28, 2012:

	Fiscal Year
Assumptions (1)	2011	2010	2009
Risk-free interest rates (2)	1.1% - 1.6%	1.5% - 2.5%	2.4% - 3.3%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility rates of our Common Stock (3)	39.5% - 44.5%	39.4% - 41.5%	41.9% - 45.9%
Expected life of options (in years) (4)	5.0	5.0 - 8.0	5.5 - 8.0
Weighted average fair value of options granted (5)	$5.98	$4.52	$0.93

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

(5)          The Company’s 2011 and 2010 Common Stock valuations relied on projections of our future performance, estimates of our weighted average cost of capital, and metrics based on the performance of a peer group of similar companies, including valuation multiples and stock price volatility. The fair value of equity per share utilized in our calculation ranged from $15.22 to $17.95 in fiscal 2011, $11.55 to $14.47 in fiscal 2010, and $4.27 in fiscal 2009. Due to the economic deterioration that occurred during fiscal 2008, the traditional approaches outlined above did not yield an answer that was considered to be representative of the fair value of the Company’s equity. As a result, the Company’s 2009 valuation also considered a Black-Scholes option model, which utilized the fair value of the Company’s assets, the book value of the Company’s debt, an estimated time to a liquidity event, the asset volatility of a peer group of companies and the risk free rate.

As of January 28, 2012, there were 10.6 million stock option awards outstanding. In addition, as of January 28, 2012, there were a total of 560,737 shares of restricted stock outstanding, of which 148,151 are vested. Under the 2006 Plan, there are 2.8 million shares of Common Stock remaining available for grant. The table below sets forth a summary of stock option activity for the year ended January 28, 2012.

	Number of Shares (In millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)

Outstanding at January 29, 2011	10.9	$15.41
Granted	0.2	18.69
Exercised	(0.1)	12.83
Cancelled/Forfeited	(0.4)	15.79
Outstanding at January 28, 2012	10.6	$15.52	5.5	$91
Vested and Exercisable at January 28, 2012	4.5	$15.85	5.0	$37

The total fair value of options that vested during fiscal 2011, fiscal 2010 and fiscal 2009 was $3 million, $2 million, and $1 million, respectively. The instrinsic value for options that vested during 2011 and fiscal 2010 was $17 million and $5 million, respectively. There was no intrinsic value for options that vested during fiscal 2009. As of the beginning of fiscal 2011, there were 7.9 million nonvested options with a weighted average grant date fair value of $1.95 per share. As of the end of fiscal 2011, there were 6.1 million nonvested options with a weighted average grant date fair value of $2.23 per share. During fiscal 2011, there were 1.8 million options that vested and 0.4 million options that were cancelled with a weighted-average grant date fair value of $1.86 and $0.95 per share, respectively.

Share-based compensation expense was $9 million for fiscal 2011 and $8 million for each of fiscal 2010 and fiscal 2009. As a result of the Exchange Offer, share-based compensation expense will increase by $2 million over the life of the options due to the incremental value ascribed to the new options that were issued at a lower exercise price. Share-based compensation expense for fiscal 2009 decreased by $1 million as a result of the longer vesting period of the new options compared to the vesting period of the original grants.

As of January 28, 2012, compensation cost not yet recognized related to nonvested awards totaled $13 million and is expected to be recognized over a weighted average period of 2.9 years. To the extent the actual forfeiture rate is different from what we have anticipated, share-based compensation related to these awards will be different from our expectations.

Note 8.  Derivative Instruments

We are exposed to fluctuations in interest rates on our Senior Secured Term Loan Facility. During the first quarter of fiscal 2009, we purchased an interest rate derivative with the objective to cap our exposure to interest rate increases on our Senior Secured Term Loan Facility that result from fluctuations in the three-month LIBOR rate (the “cap”). The cap limits our interest exposure on a notional value of $2.0 billion to the lesser of the three-month LIBOR rate or 7.0%.  The term of the cap extends to the first quarter of fiscal 2015. The interest rate cap does not qualify for hedge accounting under ASC 815, Derivatives and Hedging.  The fair value of the cap as of January 28, 2012 was nominal and is included in Other assets on the Consolidated Balance Sheets. The fair value of the cap as of January 29, 2011 was $6 million. The change in fair value of the cap for the years ended January 28, 2012 and January 29, 2011, resulted in a loss of $5 million and $12 million, respectively. The change in fair value of the cap for the year ended January 30, 2010, resulted in a gain of $10 million. These amounts are recorded in Other (income) and expense, net in the Consolidated Statements of Operations.

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiary. During the second quarter of fiscal 2008, we executed foreign currency forward contracts to mitigate the effects of currency fluctuations, which we designated as a cash flow hedge. The objective of the forward contracts was to hedge intercompany payments for forecasted purchases of inventory by our Canadian subsidiary, which are denominated in U.S. dollars. The term of this cash flow hedge extended through the first quarter of fiscal 2009. To achieve our objective and to minimize the risk of ineffectiveness, the notional values represented a portion of our Canadian subsidiary’s forecasted intercompany purchases. Hedge ineffectiveness was recorded in Other (income) and expense, net in the Consolidated Statement of Operations. For the year ended January 30, 2010, the ineffective portion of the hedge was immaterial. For the portion of the hedge that was effective, the change in fair value of the hedge was initially recorded in Accumulated other comprehensive income in the Consolidated Statements of Stockholders’ Deficit. As the underlying inventory was sold to our customers, amounts were reclassified from Accumulated other comprehensive income to Cost of sales and occupancy expense in the Consolidated Statement of Operations. We also classified the cash flows from derivative instruments in Prepaid expenses and other in the Consolidated Statement of Cash Flows. During fiscal 2009, we reclassified $6 million from Accumulated other comprehensive income to Cost of sales and occupancy expense.

Note 9.  Fair Value Measurements

As defined in ASC 820, Fair Value Measurements, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820 establishes a three-level valuation hierarchy for fair value measurements. These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect less transparent active market data, as well as internal assumptions. These two types of inputs create the following fair value hierarchy:

•                  Level 1 — Quoted prices for identical instruments in active markets;

•                  Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable; and

•                  Level 3 — Instruments with significant unobservable inputs.

During the first quarter of fiscal 2009, we purchased an interest rate derivative with the objective to cap our exposure to interest rate increases on our Senior Secured Term Loan Facility that result from fluctuations in the three-month LIBOR rate. The interest rate cap is measured using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  The fair value of the interest rate cap is determined using the market methodology of discounting the future expected variable cash receipts that would occur if variable interest rates rise above the strike rate of the cap.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These factors are considered Level 2 inputs within the fair value hierarchy. As of January 28, 2012, the fair value of the cap was nominal. See Note 8 for additional information on our derivative instruments.

In connection with the acquisition of certain assets of ScrapHD, the Company has a contingent obligation, to be paid in cash, to the owners of ScrapHD based on future operating performance. The fair value of this contingent consideration is determined using an expected present value technique. Expected operating results are determined using the probability-weighted average of possible outcomes that would occur should certain financial metrics be reached. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the future financial performance of the business to estimate the fair value of the liability which was then discounted to present value using the weighted average cost of capital. The weighted average cost of capital was derived from comparable companies and management’s estimates. These factors are considered Level 3 inputs within the fair value hierarchy. The contingent consideration was established at the time of acquisition and is evaluated at each reporting period. We reduced the fair value of our contingent consideration liability from $4 million as of January 29, 2011 to a nominal amount as of January 28, 2012. The $4 million gain from the change in the fair value of the contingent consideration is recorded in Selling, general, and administrative expense on the Consolidated Statements of Operations. The liability is recorded in Other long-term liabilities on the Consolidated Balance Sheets.

Long-lived assets held for use consists of stores tested for impairment as a result of our impairment review. The inputs used to measure the fair value of these long-lived assets include the calculation of undiscounted store-specific cash flows using management assumptions about key store variables including sales, growth rate, gross margin, payroll and other controllable expenses. These factors are considered Level 3 inputs within the fair value hierarchy. As a result of our impairment review, we recorded less than $1 million in impairment charges for long-lived assets in fiscal 2011 and fiscal 2010. In fiscal 2009, we recorded $3 million in impairment charges for long-lived assets, of which $2 million is reflected in Cost of sales and occupancy expense and $1 million is reflected in Selling, general and administrative expense on the Consolidated Statements of Operations.

In accordance with ASC 350, Intangibles — Goodwill and Other, we have performed the required impairment review related to goodwill. In conducting our impairment review for fiscal 2011, we elected to first perform a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) the fair value of our reporting unit is less than its carrying value. Factors used in our qualitative assessment include, but are not limited to, macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, company and reporting unit specific events, and the margin between the fair value and carrying value of each reporting unit in recent impariment testing. Based on this review at January 28, 2012, we do not believe it is more likely than not that the carrying amount of our reporting unit exceeds its fair value.

The table below provides the carrying and fair values of our debt as of January 28, 2012. The fair values of these debt instruments were determined based on quoted market prices or recent trades.

	Carrying Value	Fair Value
	(In millions)
Senior secured term loan	$1,996	$1,994
Senior notes	795	838
Senior subordinated notes	393	418
Subordinated discount notes	306	328

Note 10.  Retirement Plans

We sponsor a 401(k) Savings Plan for our eligible employees and certain of our subsidiaries. Participation in the 401(k) Savings Plan is voluntary and available to any employee who is 21 years of age and has completed 500 hours of service in a six-month eligibility period. Participants may elect to contribute up to 80% of their compensation on a pre-tax basis and up to 10% on an after-tax basis. In accordance with the provisions of the 401(k) Savings Plan, we make a matching cash contribution to the account of each participant in an amount equal to 50% of the participant’s pre-tax contributions that do not exceed 6% of the participant’s considered compensation for the year. Matching contributions, and the actual earnings thereon, vest to the participants based on years of service, with 100% vesting after three years. Our matching contribution expense, net of forfeitures, was $4 million in fiscal 2011 and $3 millon for both fiscal 2010 and fiscal 2009.

Note 11.  Commitments and Contingencies

Commitments

We operate stores and use distribution centers, office facilities, and equipment that are generally leased under non-cancelable operating leases, the majority of which provide for renewal options. Future minimum annual rental commitments for all non-cancelable operating leases as of January 28, 2012 are as follows (in millions):

For the fiscal year:	Operating Leases
2012	$355
2013	334
2014	282
2015	225
2016	174
Thereafter	418
Total minimum rental commitments	$1,788

Rental expense applicable to non-cancelable operating leases was $345 million, $327 million, and $319 million, in fiscal 2011, 2010, and 2009, respectively.

Employee Claims

Adams Claim

On April 22, 2009, 129 individuals commenced an action against the Company styled Adams, et. al. v. Michaels Stores, Inc. in the U.S. District Court for the Central District of California. The Adams suit alleges that Michaels failed to pay overtime wages, provide meal and rest periods (or compensation in lieu thereof), accurately record hours worked and provide itemized employee wage statements. The Adams suit additionally alleges that the foregoing conduct was in breach of California’s unfair competition law. Similar claims were subsequently filed by an additional eight individuals.  The plaintiffs seek injunctive relief, damages for unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs. A number of the individual plaintiff claims have been settled for immaterial amounts. A bench trial on one of the plaintiff’s case occurred in December 2010, and no decision has been rendered.  We believe we have meritorious defenses and intend to defend the remaining individual claims vigorously. We do not believe the resolution of these cases will have a material effect on our Consolidated Financial Statements.

Ragano Claim

On July 11, 2011, the Company was served with a lawsuit filed in the California Superior Court in and for the County of San Mateo by Anita Ragano, as a purported class action proceeding on behalf of herself and all current and former hourly retail employees employed by Michaels stores in California.  We removed the matter to the U.S. District Court for the Northern District of California on August 9, 2011.  The lawsuit alleges that Michaels stores failed to pay all wages and overtime, failed to provide its hourly employees with adequate meal and rest breaks (or compensation in lieu thereof), failed to timely pay final wages, unlawfully withheld wages and failed to provide accurate wage statements and further alleges that the foregoing conduct was in breach of various laws, including California’s unfair competition law.  The plaintiff seeks injunctive relief, compensatory damages, meal and rest break penalties, waiting time penalties, interest, and attorneys’ fees and costs. We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We do not believe the resolution of the lawsuit will have a material effect on our Consolidated Financial Statements.

Rea Claim

On September 15, 2011, the Company was served with a lawsuit filed in the California Superior Court in and for the County of Orange (“Superior Court”) by four former store managers as a purported class action proceeding on behalf of themselves and certain former and current store managers employed by Michaels stores in California.  The lawsuit alleges that the Company stores improperly classified its store managers as exempt employees and as such failed to pay all wages, overtime, waiting time penalties and failed to provide accurate wage statements.  The lawsuit also alleges that the foregoing conduct was in breach of various laws, including California’s unfair competition law.  The plaintiffs have pled less than five million dollars in damages, penalties, costs of suit and attorneys’ fees, exclusive of interest. We believe we have meritorious defenses and intend to defend the lawsuit vigorously.  Based on the plaintiffs’ pleadings of less than $5 million dollars, we do not believe the resolution of the lawsuit will have a material effect on our Consolidated Financial Statements.

Tijero and Godfrey Consolidated Claim

On February 12, 2010, the Company and its wholly owned subsidiary, Aaron Brothers, was served with a lawsuit filed in the California Superior Court in and for the County of Alameda by Jose Tijero, a former assistant manager for Aaron Brothers as a purported class action proceeding on behalf of himself and all current and former hourly retail employees employed by Aaron Brothers in California. On July 12, 2010, Aaron Brothers was served with a lawsuit filed in the California Superior Court in and for the County of Orange by Amanda Godfrey, a former Aaron Brothers’ hourly employee alleging similar allegations as in the Tijero suit. On October 15, 2010, the cases were consolidated against Aaron Brothers and re-filed in the U.S. District Court—Northern District of California. These suits allege that Aaron Brothers failed to pay all wages and overtime, failed to provide its hourly employees with adequate meal and rest breaks (or compensation in lieu thereof), failed to timely pay final wages, unlawfully withheld wages and failed to provide accurate wage statements and further alleges that the foregoing conduct was in breach of various laws, including California’s unfair competition law. The plaintiff seeks injunctive relief, compensatory damages, meal and rest break penalties, waiting time penalties, interest, and attorneys’ fees and costs. We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We do not believe the resolution of the lawsuit will have a material effect on our Consolidated Financial Statements.

Consumer Class Action Claims

Zip Code Claims

On August 15, 2008, Linda Carson, a consumer, filed a purported class action proceeding against Michaels Stores, Inc. in the Superior Court of California, County of San Diego (“San Diego Superior Court”), on behalf of herself and all similarly-situated California consumers. The Carson lawsuit alleges that Michaels unlawfully requested and recorded personally identifiable information (i.e., her zip code) as part of a credit card transaction. The plaintiff sought statutory penalties, costs, interest, and attorneys’ fees. We contested certification of this claim as a class action and filed a motion to dismiss the claim. On March 9, 2009, the Court dismissed the case with prejudice. The plaintiff appealed this decision to the California Court of Appeal for the Fourth District, San Diego. On July 22, 2010, the Court of Appeal upheld the dismissal of the case. The plaintiff appealed this decision to the Supreme Court of California (“California Supreme Court”). On September 29, 2010, the California Supreme Court granted the plaintiff’s petition for review; however, it stayed any further proceedings in the case until another similar zip code case pending before the court, Pineda v. Williams-Sonoma, was decided. On February 10, 2011, the California Supreme Court ruled, in the Williams-Sonoma case, that zip codes are personally identifiable information and therefore the Song-Beverly Credit Card Act of 1971, as amended (“Song Act”) prohibits businesses from requesting or requiring zip codes in connection with a credit card transaction. On or about April 6, 2011, the Supreme Court transferred the Carson case back to the Court of Appeal with directions to the Court to reconsider its decision in light of the Pineda decision. Upon reconsideration the Court of Appeal remanded the case back to the San Diego Superior Court. We are reviewing the matter in light of this decision and, at this time, we are unable to estimate a range of loss, if any, in this case.

Additionally, since the California Supreme Court decision on February 10, 2011, three additional purported class action lawsuits alleging violations of the Song Act have been filed against the Company: Carolyn Austin v. Michaels Stores, Inc. and Tiffany Heon v. Michaels Stores, Inc., both in the San Diego Superior Court and Sandra A. Rubinstein v. Michaels Stores, Inc. in the Superior Court of California, County of Los Angeles, Central Division.  The Rubenstein case was transferred to the San Diego Superior Court.  Unopposed motions to coordinate these actions have been filed and an order coordinating the cases has been entered. Also, relying in part on the California Supreme Court decision, an additional purported class action lawsuit was filed on May 20, 2011 against the Company: Melissa Tyler v. Michaels Stores, Inc. in the U.S. District Court-District of Massachusetts, alleging violation of a similar Massachusetts statute, Mass. Gen. Laws ch. 93, section 105(a) (“Statute”),  regarding the collection of personally identifiable information in connection with a credit card transaction. A hearing was held on October 20, 2011 on our Motion to Dismiss the claims.  On January 6, 2012, the Court granted our Motion to Dismiss.  However, the Court certified questions of law to the Massachusetts Supreme Judicial Court regarding the interpretation of the Statute.  Briefing to the Supreme Judicial Court will take place in the Spring 2012 and we anticipate oral arguments to be scheduled in the fall 2012.

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

On May 18, 2011, Brandi F. Ramundo, a consumer, filed a purported class action proceeding against Michaels Stores, Inc. in the U.S. District Court for the Northern District of Illinois, on behalf of herself and all similarly-situated U.S. consumers. The Ramundo lawsuit alleges that Michaels failed to take commercially reasonable steps to protect consumer financial data, and was in breach of contract and various laws, including the Federal Stored Communications Act and the Illinois Consumer Fraud and Deceptive Practices Act. The plaintiff seeks compensatory, statutory and punitive damages, costs, credit card fraud monitoring services, interest and attorneys’ fees. Subsequently three additional purported class action lawsuits significantly mirroring the claims in the Ramundo complaint were filed against the Company: Mary Allen v. Michaels Stores, Inc., Kimberly Siprut v. Michaels Stores, Inc., and Jeremy Williams v. Michaels Stores, Inc., all in the U.S. District Court for the Northern District of Illinois. On June 8, 2011, an order was entered consolidating all four matters, which also provided for future consolidation of all related actions subsequently filed or transferred. On July 8, 2011, a Consolidated Amended Class Action Complaint styled In Re Michaels Stores Pin Pad Litigation (“In Re Michaels Stores Consolidated Complaint”) was filed in the U.S. District Court for the Northern District of Illinois and on August 8, 2011, we filed a Motion to Dismiss the In Re Michaels Stores Consolidated Complaint. A hearing on this motion was held on October 27, 2011 and the decision is pending. On August 25, 2011, subsequent to the filing of the Consolidated Complaint and our Motion to Dismiss, a fifth class action, Sherry v. Michaels Stores, Inc., was filed in the U.S. District Court for the Northern District of Illinois.  On September 29, 2011, the Sherry case was reassigned and consolidated into the Consolidated Complaint. We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We are unable to estimate a range of loss, if any, in the case.

Two additional purported class action lawsuits significantly mirroring the claims in the In Re Michaels Stores Consolidated Complaint have been filed against the Company in New Jersey: Sara Rosenfeld and Ilana Soffer v. Michaels Stores, Inc. filed in the Superior Court of New Jersey on July 7, 2011, removed to the U.S. District Court of New Jersey on August 5, 2011, and transferred to the Northern District of Illinois on September 9, 2011 and reassigned and consolidated into the Consolidated Complaint; and Lori Wilson v. Michaels Stores, Inc. filed in the Superior Court of New Jersey on August 10, 2011.  We are seeking to have the Wilson case transferred and consolidated as well by filing appropriate requests with the Judicial Panel on Multi-District Litigation. We believe we have meritorious defenses and intend to defend the lawsuits vigorously. Nevertheless, the parties are attempting to reach a mediated settlement for an amount that we do not believe will have a material effect on our Consolidated Financial Statements.

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

On July 29, 2010, the SEC filed a civil enforcement action in federal district court for the Southern District of New York against Charles Wyly, Sam Wyly and others alleging, among other things, violations of various federal securities laws, including those governing ownership reporting and trading of securities, in connection with the non-U.S. trusts and their subsidiaries. Additional information may be obtained at the SEC’s website. Sam Wyly, the estate of Charles Wyly and the Wylys’ attorney, Michael French, also a former director of the Company, have requested indemnification from the Company for certain legal costs with respect to these matters. The Company has resolved all claims with regards to Sam Wyly and the estate of Charles Wyly for an immaterial amount.  The Company believes that Mr. French’s claim is without merit.

General

In addition to the litigation discussed above, we are, and in the future, may be involved in various other lawsuits, claims and proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources.

ASC 450, Contingencies, governs the disclosure and recognition of loss contingencies, including potential losses from litigation and regulatory matters. It imposes different requirements for the recognition and disclosure of loss contingencies based on the likelihood of occurrence of the contingent future event or events. It distinguishes among degrees of likelihood using the following three terms: “probable,” meaning that “the future event or events are likely to occur”; “remote,” meaning that “the chance of the future event or events occurring is slight”; and “reasonably possible,” meaning that “the chance of the future event or events occurring is more than remote but less than likely.” In accordance with ASC 450, the Company accrues for a loss contingency when we conclude that the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. When the loss cannot be reasonably estimated we estimate the range of amounts, and if no amount in the range constitutes a better estimate than any other amount, we accrue for the amount at the low end of the range. We adjust our accruals from time to time as we receive additional information, but the loss we incur may be significantly greater than or less than the amount we have accrued. We disclose loss contingencies if there is at least a reasonable possibility that a material loss has been incurred. No accrual or disclosure is required for losses that are remote.

For some of the matters disclosed above, the Company is currently able to estimate a reasonably possible loss or range of loss in excess of amounts accrued (if any). For some of the matters included within this estimation, an accrual has been made because a loss is believed to be both probable and reasonably estimable, but an exposure to loss exists in excess of the amount accrued; in these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, although estimable, is believed to be reasonably possible, but not probable; in these cases the estimate reflects the reasonably possible loss or range of loss within the ranges identified. For the various ranges identified, the aggregate of these estimated amounts is approximately $13 million, which is also inclusive of amounts accrued by the Company.

For other matters disclosed above, the Company is not currently able to estimate the reasonably possible loss or range of loss, and has indicated such. Many of these matters remain in preliminary stages (even in some cases where a substantial period of time has passed since the commencement of the matter), with few or no substantive legal decisions by the court defining the scope of the claims, the class (if any), or the potentially available damages, and fact discovery is still in progress or has not yet begun. For all these reasons, the Company cannot at this time estimate the reasonably possible loss or range of loss, if any, for these matters.

It is the opinion of the Company’s management, based on current knowledge and after taking into account its current legal accruals, that the eventual outcome of all matters described in this Note would not be likely to have a material impact on the consolidated financial condition of the Company. Nonetheless, given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could, from time to time, have a material effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.

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

We invest cash balances in excess of operating requirements primarily in money market mutual funds and short-term interest-bearing securities, generally with maturities of 90 days or less. Due to the short-term nature of our investments, the fair value of our cash and equivalents at January 28, 2012 approximated carrying value.

We have market risk exposure arising from changes in interest rates on our Senior Secured Credit Facilities. The interest rates on our Senior Secured Credit Facilities will reprice periodically, which will impact our earnings and cash flow. The interest rates on our 2018 Senior Notes, Senior Subordinated Notes, and Subordinated Discount Notes are fixed.  Based on our overall interest rate exposure to variable rate debt outstanding as of January 28, 2012, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by approximately $20 million. A 1% increase or decrease in interest rates would decrease or increase the fair value of our long-term fixed rate debt by approximately $26 million. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

Note 13.  Segments and Geographic Information

We consider our Michaels - U.S., Michaels — Canada, and Aaron Brothers operations to be our operating segments for purposes of determining reportable segments based on the criteria of ASC 280, Segment Reporting. We determined that our operating segments have similar economic characteristics and meet the aggregation criteria set forth in ASC 280. Therefore, we combine those operating segments into one reporting segment.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1.

Our sales and assets by country are as follows:

	Fiscal Year
	2011	2010	2009
		(Restated)	(Restated)
	(In millions)
Net Sales:
United States	$3,825	$3,673	$3,572
Canada	385	358	316
Consolidated Total	$4,210	$4,031	$3,888

Total Assets:
United States	$1,713	$1,699	$1,647
Canada	109	81	75
Consolidated Total	$1,822	$1,780	$1,722

We present assets based on their physical, geographic location. Certain assets located in the U.S. are also used to support our Canadian operations, but we do not allocate these assets to Canada.

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

	Fiscal Year
	2011	2010	2009
Income before income taxes	$288	$149	$157
Interest expense	254	276	257
Loss on early extinguishment of debt	18	53	—
Depreciation and amortization	101	103	116
EBITDA	$661	$581	$530

Note 14.  Related Party Transactions

We pay annual management fees to the Sponsors in the amount of $12 million and an annual management fee to Highfields Capital Management L.P. in the amount of $1 million. We recognized $13 million of expense in fiscal 2011 and $14 million of expense in fiscal 2010 and fiscal 2009 related to annual management fees and reimbursement of out-of-pocket expenses.

Bain Capital owns a majority equity position in an external vendor we utilized to print our circular advertisements.  During the first quarter of fiscal 2011, we stopped utilizing this vendor for these services. Payments associated with this vendor during fiscal 2011, fiscal 2010 and fiscal 2009 were $6 million, $39 million and $39 million, respectively, and are included in Selling, general and administrative expense in the Consolidated Statements of Operations.

Bain Capital owns a majority equity position in an external vendor we began utilizing for print procurement services during the first quarter of fiscal 2011.  Payments associated with this vendor during fiscal 2011 were $5 million. These expenses are included in Selling, general and administrative expense in the Consolidated Statements of Operations.

The Blackstone Group owns a majority equity position in an external vendor we utilize to count our store inventory. Payments associated with this vendor during fiscal 2011, fiscal 2010 and fiscal 2009 were $6 million, $6 million and $7 million, respectively, and are included in Selling, general and administrative expense in the Consolidated Statements of Operations.

The Blackstone Group owns a majority equity position in an external vendor we utilize for all of the candy-type items in our stores.  Payments associated with this vendor during fiscal 2011, fiscal 2010 and fiscal 2009 were $20 million, $19 million, and $18 million, respectively, and are recognized in cost of sales as the sales are incurred.

The Blackstone Group owns a partially equity position in an external vendor we utilize for hospitality services. Payments associated with this vendor during each of fiscal 2011 and fiscal 2010 were $1 million, and are included in Selling, general, and administrative expense in the Consolidated Statement of Operations.

During the second quarter of fiscal 2011, The Blackstone Group acquired a majority equity position in a vendor we utilize to lease certain properties. Payments associated with this vendor during fiscal 2011 were $3 million. These expenses are included in Cost of sales and occupancy expense in the Consolidated Statements of Operations.

Our current directors (other than Jill A. Greenthal) are affiliates of Bain Capital or The Blackstone Group.  As such, some or all of such directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain Capital and The Blackstone Group.  As of January 28, 2012, such affiliates did not hold any of our debt securities.

The Company periodically provides officers of Michaels Stores, Inc. and its subsidiaries the opportunity to purchase shares of our Common Stock. There were no shares sold to officers during fiscal 2011, fiscal 2010, and fiscal 2009.  During fiscal 2011 , we repurchased 192,001 shares from officers who are no longer with the Company.  There were no shares repurchased during fiscal 2010 and fiscal 2009.

Note 15.  Condensed Consolidating Financial Information

All obligations of Michaels Stores, Inc. under the 2018 Senior notes, Senior Subordinated Notes, Subordinated Discount Notes, Senior Secured Term Loan Facility, and senior secured asset-based Revolving Credit Facility are guaranteed by each of our subsidiaries other than Aaron Brothers Card Services, LLC and Artistree of Canada, ULC. As of January 28, 2012, the financial statements of Aaron Brothers Card Services, LLC and Artistree of Canada, ULC were immaterial. Each subsidiary guarantor is 100% owned by the parent and all guarantees are joint and several.

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

Supplemental Condensed Consolidating Statement of Operations

	Fiscal Year 2011
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)

Net sales	$3,684	$2,369	$(1,843)	$4,210
Cost of sales and occupancy expense	2,390	1,979	(1,843)	2,526
Gross profit	1,294	390	—	1,684
Selling, general, and administrative expense	953	145	—	1,098
Related party expenses	13	—	—	13
Store pre-opening costs	3	1	—	4
Operating income	325	244	—	569
Interest expense	254	—	—	254
Loss on early extinguishment of debt	18	—	—	18
Other (income) and expense, net	5	4	—	9
Intercompany charges (income)	73	(73)	—	—
Equity in earnings of subsidiaries	313	—	(313)	—
Income before income taxes	288	313	(313)	288
Provision for income taxes	112	121	(121)	112
Net income	$176	$192	$(192)	$176

Supplemental Condensed Consolidating Statement of Operations

	Fiscal Year 2010
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(Restated)			(Restated)
	(In millions)

Net sales	$3,530	$2,294	$(1,793)	$4,031
Cost of sales and occupancy expense	2,341	1,919	(1,793)	2,467
Gross profit	1,189	375	—	1,564
Selling, general, and administrative expense	919	140	—	1,059
Related party expenses	14	—	—	14
Store pre-opening costs	3	—	—	3
Operating income	253	235	—	488
Interest expense	276	—	—	276
Loss on early extinguishment of debt	53	—	—	53
Other (income) and expense, net	12	(2)	—	10
Intercompany charges (income)	73	(73)	—	—
Equity in earnings of subsidiaries	310	—	(310)	—
Income before income taxes	149	310	(310)	149
Provision for income taxes	46	107	(107)	46
Net income	$103	$203	$(203)	$103

Supplemental Condensed Consolidating Statement of Operations

	Fiscal Year 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(Restated)			(Restated)
	(In millions)

Net sales	$3,428	$2,233	$(1,773)	$3,888
Cost of sales and occupancy expense	2,350	1,846	(1,773)	2,423
Gross profit	1,078	387	—	1,465
Selling, general, and administrative expense	916	136	—	1,052
Related party expenses	14	—	—	14
Store pre-opening costs	2	—	—	2
Operating income	146	251	—	397
Interest expense	257	—	—	257
Other (income) and expense, net	(11)	(6)	—	(17)
Intercompany charges (income)	73	(73)	—	—
Equity in earnings of subsidiaries	330	—	(330)	—
Income before income taxes	157	330	(330)	157
Provision for income taxes	54	105	(105)	54
Net income	$103	$225	$(225)	$103

Supplemental Condensed Consolidating Balance Sheet

	January 28, 2012
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and equivalents	$363	$8	$—	$371
Merchandise inventories	554	286	—	840
Intercompany receivables	—	466	(466)	—
Other	103	20	—	123
Total current assets	1,020	780	(466)	1,334
Property and equipment, net	249	63	—	312
Goodwill, net	95	—	—	95
Investment in subsidiaries	410	—	(410)	—
Other assets	78	3	—	81
Total assets	$1,852	$846	$(876)	$1,822

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9	$292	$—	$301
Accrued liabilities and other	257	132	—	389
Current portion of long-term debt	127	—	—	127
Intercompany payable	466	—	(466)	—
Other	19	1	—	20
Total current liabilities	878	425	(466)	837
Long-term debt	3,363	—	—	3,363
Other long-term liabilities	85	11	—	96
Total stockholders’ deficit	(2,474)	410	(410)	(2,474)
Total liabilities and stockholders’ deficit	$1,852	$846	$(876)	$1,822

Supplemental Condensed Consolidating Balance Sheet

	January 29, 2011
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(Restated)			(Restated)
	(In millions)
ASSETS
Current assets:
Cash and equivalents	$309	$10	$—	$319
Merchandise inventories	571	255	—	826
Intercompany receivables	—	348	(348)	—
Other	109	17	—	126
Total current assets	989	630	(348)	$1,271
Property and equipment, net	234	67	—	301
Goodwill, net	95	—	—	95
Investment in subsidiaries	295	—	(295)	—
Other assets	112	1	—	113
Total assets	$1,725	$698	$(643)	$1,780

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7	$266	$—	$273
Accrued liabilities and other	262	122	—	384
Current portion of long-term debt	1	—	—	1
Intercompany payable	348	—	(348)	—
Other	24	3	—	27
Total current liabilities	642	391	(348)	685
Long-term debt	3,667	—	—	3,667
Other long-term liabilities	70	12	—	82
Total stockholders’ deficit	(2,654)	295	(295)	(2,654)
Total liabilities and stockholders’ deficit	$1,725	$698	$(643)	$1,780

Supplemental Condensed Consolidating Statement of Cash Flows

	Fiscal Year 2011
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$394	$234	$(215)	$413

Investing activities:
Cash paid for property and equipment	(88)	(21)	—	(109)
Net cash used in investing activities	(88)	(21)	—	(109)

Financing activities:
Net repayments of long-term debt	(227)	—	—	(227)
Intercompany dividends	—	(215)	215	—
Other financing activities	(25)	—	—	(25)
Net cash provided by financing activities	(252)	(215)	215	(252)

Increase in cash and equivalents	54	(2)	—	52
Beginning cash and equivalents	309	10	—	319
Ending cash and equivalents	$363	$8	$—	$371

Supplemental Condensed Consolidating Statement of Cash Flows

	Fiscal Year 2010
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Operating Activities:
Net cash provided by operating activities	$426	$301	$(289)	$438

Investing Activities:
Cost of business acquisition	(2)	—	—	(2)
Cash paid for property and equipment	(69)	(12)	—	(81)
Net cash used in investing activities	(71)	(12)	—	(83)

Financing Activities:
Net repayments of long-term debt	(225)	—	—	(225)
Intercompany dividends	—	(289)	289	—
Other financing activities	(28)	—	—	(28)
Net cash used in financing activities	(253)	(289)	289	(253)

Increase in cash and equivalents	102	—	—	102
Beginning cash and equivalents	207	10	—	217
Ending cash and equivalents	$309	$10	$—	$319

Supplemental Condensed Consolidating Statement of Cash Flows

	Fiscal Year 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$397	$525	$(517)	$405

Investing activities:
Cash paid for property and equipment	(38)	(5)	—	(43)
Net cash used in investing activities	(38)	(5)	—	(43)

Financing activities:
Net borrowings of long-term debt	(171)	—	—	(171)
Intercompany dividends	—	(517)	517	—
Other financing activities	(7)	—	—	(7)
Net cash used in financing activities	(178)	(517)	517	(178)

Increase in cash and equivalents	181	3	—	184
Beginning cash and equivalents	26	7	—	33
Ending cash and cash equivalents	$207	$10	$—	$217

MICHAELS STORES, INC.

UNAUDITED SUPPLEMENTAL QUARTERLY FINANCIAL DATA

(In millions)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2011:
Net sales	$953	$857	$996	$1,404
Cost of sales and occupancy expense	560	529	594	843
Gross profit	393	328	402	561
Selling, general, and administrative expense	254	241	279	324
Operating income	135	82	118	234
Loss on early extinguishment of debt (1)	11	4	1	2
Net income	37	10	32	97

	First		Second	Third	Fourth
	Quarter		Quarter	Quarter	Quarter
	As	As	As	As	As
	Reported	Restated	Reported	Reported	Reported
Fiscal 2010:
Net sales	$901	$901	$831	$968	$1,331
Cost of sales and occupancy expense	547	547	520	592	808
Gross profit	354	354	311	376	523
Selling, general, and administrative expense	245	245	233	269	312
Operating income	105	105	74	102	207
Loss on early extinguishment of debt (2)	—	—	—	53	—
Net income (loss)	13	18	(1)	(12)	98

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. Our interim periods each contain 13 weeks, with the first quarter ending on a Saturday 13 weeks after the end of our previous fiscal year. For fiscal years that contain 53 weeks, our fourth quarter contains 14 weeks.

(1) The loss on early extinguishment of debt relates to the early extinguishment of $163 million face value, or $155 million accreted value of our outstanding 13% Subordinated Discount Notes due 2016 and $7 million face value of our 11 3/8% Senior Subordinated Notes.

(2) The loss on early extinguishment of debt relates to the early extinguishment of our 2014 Notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2012	MICHAELS STORES, INC.

	By:	/s/ Charles M. Sonsteby
Charles M. Sonsteby
Chief Administrative Officer & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John B. Menzer	Chief Executive Officer	March 21, 2012
John B. Menzer	(Principal Executive Officer)

/s/ Charles M. Sonsteby	Chief Administrative Officer & Chief Financial Officer	March 21, 2012
Charles M. Sonsteby	(Principal Financial Officer)

/s/ Jennifer N. Robinson	Vice President — Chief Accounting Officer and Controller	March 21, 2012
Jennifer N. Robinson	(Principal Accounting Officer)

/s/ Josh Bekenstein	Director	March 21, 2012
Josh Bekenstein

/s/ Todd M. Cook	Director	March 21, 2012
Todd M. Cook

/s/ Jill A. Greenthal	Director	March 21, 2012
Jill A. Greenthal

/s/ Lewis S. Klessel	Director	March 21, 2012
Lewis S. Klessel

/s/ Matthew S. Levin	Director	March 21, 2012
Matthew S. Levin

/s/ Gerry M. Murphy	Director	March 21, 2012
Gerry M. Murphy

/s/ James A. Quella	Director	March 21, 2012
James A. Quella

/s/ Peter F. Wallace	Director	March 21, 2012
Peter F. Wallace

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

10.5	Form of Fiscal Year 2012 Bonus Plan for Executive Officers (filed herewith).*

10.6	Employment Agreement, dated March 6, 2009, between Michaels Stores, Inc. and John B. Menzer (previously filed as Exhibit 10.1 to Form 10-Q filed by Company on June 5, 2009, SEC File No. 001-09338).*

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

10.9	Letter Agreement, dated September 14, 2011, between Michaels Stores, Inc. and Eric C. Gordon (filed herewith).*

10.10

Restricted Stock Award Agreement, dated June 2, 2009, between Michaels Stores, Inc. and John B. Menzer (previously filed as Exhibit 10.3 to Form 10-Q filed by Company on June 5, 2009, SEC File No. 001-09338).*

10.11	Stock Option Agreement, dated June 2, 2009, between Michaels Stores, Inc. and John B. Menzer (previously filed as Exhibit 10.4 to Form 10-Q filed by Company on June 5, 2009, SEC File No. 001-09338).*

10.12

Amended and Restated Stockholders Agreement, dated as of February 16, 2007, among Michaels Stores, Inc. and certain stockholders thereof (previously filed as Exhibit 10.23 to Form 10-K filed by Company on May 3, 2007, SEC File No. 001-09338).

10.13

Management Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Bain Capital Partners, LLC and Blackstone Management Partners V LLC (previously filed as Exhibit 10.2 to Form 10-Q filed by Company on December 7, 2006, SEC File No. 001-09338).

10.14

Management Agreement, dated as of October 31, 2006, between Michaels Stores, Inc. and Highfields Capital Management L.P. (previously filed as Exhibit 10.3 to Form 10-Q filed by Company on December 7, 2006, SEC File No. 001-09338).

10.15	Michaels Stores, Inc. Amended Officer Severance Pay Plan (previously filed as Exhibit 10.17 to Form 10-K filed by Company on April 2, 2009, SEC File No. 001-09338).*

10.16

Form of Director Indemnification Agreement between Michaels Stores, Inc. and certain directors thereof (previously filed as Exhibit 10.36 to Form 10-K filed by Company on March 30, 2006, SEC File No. 001-09338).

10.17

Form of Officer Indemnification Agreement between Michaels Stores, Inc. and certain officers thereof (previously filed as Exhibit 10.37 to Form 10-K filed by Company on March 30, 2006, SEC File No. 001-09338).

10.18

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

10.19

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

10.20

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

10.21

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

10.22

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

10.23

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

10.24

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

10.25

Fifth Amendment to Credit Agreement, dated as of December 15, 2011, to the Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other lenders named therein, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A. and Credit Suisse, as co-documentation agents, and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.1 to Form 8-K filed by Company on December 16, 2011 SEC File No. 001-09338).

10.26

Master Services Agreement, dated as of January 16, 2009, by and between Michaels Stores, Inc. and Tata America International Corporation (previously filed as Exhibit 10.29 to Form 10-K filed by Company on April 2, 2009, SEC File No. 001-09338).

10.27	Michaels Stores, Inc. Employees 401(k) Plan, effective March 1, 2009 (previously filed as Exhibit 10.30 to Form 10-K filed by Company on April 2, 2009, SEC File No. 001-09338).*

21.1	Subsidiaries of Michaels Stores, Inc. (filed herewith).

31.1	Certifications of John B. Menzer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Charles M. Sonsteby pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*  Management contract or compensatory plan or arrangement.