Form 10-Q
period 2012-04-28
MICHAELS STORES INC
filed 2012-05-24
CIK 740670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2012

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

As of May 21, 2012, 118,705,497 shares of the Registrant’s Common Stock were outstanding.

*The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

MICHAELS STORES, INC.

FORM 10-Q

MICHAELS STORES, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

(Unaudited)

	April 28,	January 28,	April 30,
	2012	2012	2011
ASSETS
Current assets:
Cash and equivalents	$385	$371	$157
Merchandise inventories	874	840	852
Prepaid expenses and other	77	80	79
Deferred income taxes	42	42	52
Income tax receivable	5	1	4
Total current assets	1,383	1,334	1,144
Property and equipment, at cost	1,405	1,391	1,343
Less accumulated depreciation and amortization	(1,095)	(1,079)	(1,047)
Property and equipment, net	310	312	296
Goodwill	95	95	95
Debt issuance costs, net of accumulated amortization of $78, $74, and $63, respectively	55	59	67
Deferred income taxes	18	18	32
Other assets	4	4	7
Total non-current assets	172	176	201
Total assets	$1,865	$1,822	$1,641

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$280	$301	$258
Accrued liabilities and other	388	389	360
Current portion of long-term debt	127	127	—
Deferred income taxes	1	1	—
Income taxes payable	28	19	11
Total current liabilities	824	837	629
Long-term debt	3,363	3,363	3,543
Deferred income taxes	11	11	4
Other long-term liabilities	85	85	79
Total long-term liabilities	3,459	3,459	3,626
Total liabilities	4,283	4,296	4,255
Commitments and contingencies
Stockholders’ deficit:
Common Stock, $0.10 par value, 220,000,000 shares authorized; 118,420,253 shares issued and outstanding at April 28, 2012; 118,265,885 shares issued and outstanding at January 28, 2012; 118,511,580 shares issued and outstanding at April 30, 2011	12	12	12
Additional paid-in capital	49	48	45
Accumulated deficit	(2,487)	(2,540)	(2,679)
Accumulated other comprehensive income	8	6	8
Total stockholders’ deficit	(2,418)	(2,474)	(2,614)
Total liabilities and stockholders’ deficit	$1,865	$1,822	$1,641

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in millions)

(Unaudited)

	Quarter Ended
	April 28,	April 30,
	2012	2011
Net sales	$978	$953
Cost of sales and occupancy expense	566	560
Gross profit	412	393
Selling, general, and administrative expense	260	254
Related party expenses	3	3
Store pre-opening costs	1	1
Operating income	148	135
Interest expense	66	65
Loss on early extinguishment of debt	—	11
Other (income) and expense, net	(1)	(1)
Income before income taxes	83	60
Provision for income taxes	30	23
Net income	53	37

Other comprehensive income, net of tax:
Foreign currency translation adjustment	2	1
Comprehensive income	$55	$38

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Quarter Ended
	April 28,	April 30,
	2012	2011
Operating activities:
Net income	$53	$37
Adjustments:
Depreciation and amortization	24	25
Share-based compensation	1	2
Debt issuance costs amortization	4	4
Accretion of long-term debt	—	13
Change in fair value of interest rate cap	—	2
Loss on early extinguishment of debt	—	11
Changes in assets and liabilities:
Merchandise inventories	(34)	(26)
Prepaid expenses and other	3	(6)
Accounts payable	(15)	2
Accrued interest	37	27
Accrued liabilities and other	(37)	(54)
Income taxes payable	5	(19)
Other long-term liabilities	—	1
Net cash provided by operating activities	41	19

Investing activities:
Additions to property and equipment	(18)	(15)
Net cash used in investing activities	(18)	(15)

Financing activities:
Repurchase of Subordinated Discount Notes due 2016	—	(97)
Repayments on senior secured term loan facility	—	(50)
Repurchase of Common Stock	(2)	(1)
Proceeds from stock options exercised	2	—
Change in cash overdraft	(9)	(18)
Net cash used in financing activities	(9)	(166)

Increase (decrease) in cash and equivalents	14	(162)
Cash and equivalents at beginning of period	371	319
Cash and equivalents at end of period	$385	$157

Supplemental Cash Flow Information:
Cash paid for interest	$25	$20
Cash paid for income taxes	$24	$44

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended April 28, 2012

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

The balance sheet at January 28, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals and other items) considered necessary for a fair presentation have been included.

Because of the seasonal nature of our business, the results of operations for the quarter ended April 28, 2012 are not indicative of the results to be expected for the entire year.

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. All references herein to “fiscal 2012” relate to the 53 weeks ending February 2, 2013, and all references to “fiscal 2011” relate to the 52 weeks ended January 28, 2012. In addition, all references herein to “the first quarter of fiscal 2012” relate to the 13 weeks ended April 28, 2012, and all references to “the first quarter of fiscal 2011” relate to the 13 weeks ended April 30, 2011.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs,” an amendment to ASC topic 820, “Fair Value Measurements.” ASU 2011-04 conforms certain sections of Accounting Standards Codification (“ASC”) 820 to International Financial Reporting Standards in order to provide a single converged guidance on the measurement of fair value. The ASU also requires new quantitative and qualitative disclosures about the sensitivity of recurring Level 3 measurement disclosures, as well as transfers between Level 1 and Level 2 of the fair value hierarchy. The amended guidance is effective for interim and annual periods beginning after December 15, 2011. We adopted all requirements of ASU 2011-04 on January 29, 2012, with no material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” an amendment to ASC topic 220, “Comprehensive Income.” ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which indefinitely defers the provisions in ASU 2011-05 requiring reclassification adjustments out of other comprehensive income to be presented on the face of the financial statements. The other portions of ASU 2011-05 remain unchanged. These standards, which must be applied retroactively, are effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. We adopted all requirements of these standards on January 29, 2012, the beginning of our 2012 fiscal year.

Note 2.  Debt

Our outstanding debt is detailed in the table below.  We were in compliance with the terms and conditions of all debt agreements for all periods presented.

	April 28, 2012	January 28, 2012	April 30, 2011	Interest Rate
	(in millions)

Senior secured term loan	$1,996	$1,996	$1,996	Variable
Senior notes due 2018	795	795	794	7.750%
Senior subordinated notes	393	393	400	11.375%
Subordinated discount notes	306	306	353	13.000%
Asset-based revolving credit facility	—	—	—	Variable

Total debt	3,490	3,490	3,543

Less current portion	127	127	—

Long-term debt	$3,363	$3,363	$3,543

13%  Subordinated Discount Notes due 2016

Subsequent to the end of the period, as required pursuant to the indenture governing our Subordinated Discount Notes (“Subordinated Discount Notes Indenture”), on May 1, 2012, we redeemed that portion of each Subordinated Discount Note outstanding on such date equal to the amount sufficient, but not in excess of the amount necessary, to ensure that such Subordinated Discount Note will not be an applicable high yield discount obligation (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended.  These redemptions were at a price equal to 100% of the Accreted Value (as defined in the Subordinated Discount Notes Indenture) of such portion as of the date of redemption. The aggregate payment made on May 1, 2012, as required to ensure the Subordinated Discount Notes will not be AHYDO instruments, was $127 million and is classified as Current portion of long-term debt on the Consolidated Balance Sheets as of April 28, 2012.

Senior Secured Asset-Based Revolving Credit Facility

Our senior secured asset-based revolving credit facility provides an aggregate amount of $850 million in commitments, subject to a borrowing base, which are scheduled to terminate on the earlier of April 15, 2014, or 45 days prior to the maturity date of any class of term loans in the Company’s senior secured term loan facility.  As of April 28, 2012, the borrowing base, less the $127 million reserve for the AHYDO payment, was $549 million, of which we had no outstanding borrowings, $55 million of outstanding letters of credit, and $494 million of excess availability.

Note 3.  Comprehensive Income

Accumulated other comprehensive income, net of tax, is reflected in the Consolidated Balance Sheets as follows:

Foreign Currency Translation and Other
(in millions)
Balance at January 28, 2012	$6
Foreign currency translation adjustment	2
Balance at April 28, 2012	$8

Note 4.  Derivative Instruments

We are exposed to fluctuations in interest rates on our senior secured term loan facility. During fiscal 2009, we purchased an interest rate derivative with the objective to cap our exposure to interest rate increases on our senior secured term loan facility that result from fluctuations in the three-month LIBOR rate (the “cap”). The cap limits our interest exposure on a notional value of $2.0 billion to the lesser of the three-month LIBOR rate or 7.0%.  The term of the cap extends to the first quarter of fiscal 2015. The interest rate cap does not qualify for hedge accounting under ASC 815, Derivatives and Hedging. The fair value of the cap as of April 28, 2012 and January 28, 2012 was nominal, and is included in Other assets on the Consolidated Balance Sheets. The fair value of the cap as of April 30, 2011 was $4 million. The change in fair value of the cap for the quarters ended April 28, 2012 and April 30, 2011, resulted in a minimal gain and a loss of $2 million, respectively. These amounts are recorded in Other (income) and expense, net in the Consolidated Statements of Operations and Comprehensive Income.

Note 5. Fair Value Measurements

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

During the first quarter of fiscal 2009, we purchased an interest rate derivative with the objective to cap our exposure to interest rate increases on our senior secured term loan facility that result from fluctuations in the three-month LIBOR rate. The interest rate cap is measured using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  The fair value of the interest rate cap is determined using the market methodology of discounting the future expected variable cash receipts that would occur if variable interest rates rise above the strike rate of the cap.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These factors are considered Level 2 inputs within the fair value hierarchy. As of April 28, 2012, the fair value of the cap was nominal. See Note 4 for additional information on our derivative instruments.

We apply fair value techniques on a non-recurring basis for the establishment of potential impairment loss related to goodwill pursuant to ASC 350, Intangibles—Goodwill and Other and determining the fair value of long-lived assets pursuant to ASC 360, Property, Plant, and Equipment. During the quarter ended April 28, 2012, there were no events or changes in circumstances indicating the carrying amounts of our long-lived assets may not be recoverable.

The table below provides the carrying and fair values of our loan and notes as of April 28, 2012. The fair value of these debt instruments was determined based on quoted market prices or recent trades and are considered Level 1 or Level 2 inputs within the fair value hierarchy.

	Carrying Value	Fair Value
	(in millions)
Senior secured term loan	$1,996	$2,011
Senior notes	795	849
Senior subordinated notes	393	416
Subordinated discount notes	306	326

Note 6.  Income Taxes

The effective tax rate was 35.8% for the first quarter of fiscal 2012. The effective tax rate was 38.6% for the first quarter of fiscal 2011. The rate was lower than the prior year quarterly tax rate due primarily to a favorable impact related to our reserve for uncertain tax positions. We currently estimate our annualized effective tax rate for fiscal 2012 to be 37.8%.

Note 7.  Commitments and Contingencies

We are involved in ongoing legal and regulatory proceedings.  Other than those described in the following paragraphs, there were no material changes to our disclosures of commitments and contingencies from our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Employee Claims

Adams Claim

On March 20, 2009, 114 individuals commenced an action against the Company styled Adams, et al. v. Michaels Stores, Inc. in the U.S. District Court for the Central District of California. The complaint was later amended to add 15 additional plaintiffs.  In 2010, two additional lawsuits making the same allegations were filed in the Central District Court by eight additional plaintiffs, styled Borgen, et al. v. Michaels Stores, Inc. and Langstaff v. Michaels Stores, Inc., and were later consolidated with the Adams suit.  The Adams consolidated suit (“Adams”) alleges that the plaintiffs, certain former and current store managers in California, were improperly classified as exempt employees and, as such, Michaels failed to pay overtime wages, provide meal and rest periods (or compensation in lieu thereof), accurately record hours worked and provide itemized employee wage statements. The Adams suit additionally alleges that the foregoing conduct was in breach of California’s unfair competition law. The plaintiffs seek injunctive relief, damages for unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs. A number of the individual plaintiff claims have been settled for immaterial amounts. A bench trial on one of the plaintiff’s cases occurred in December 2010. The Court has orally advised that Michaels was successful at trial, but has not yet provided its decision in writing. A trial on a different plaintiff’s case has been scheduled for June 5, 2012.  We believe we have meritorious defenses and intend to defend the remaining individual claims vigorously. We do not believe the resolution of these cases will have a material effect on our consolidated financial statements.

Tijero and Godfrey Consolidated Claim

On February 12, 2010, the Company and its wholly owned subsidiary, Aaron Brothers, was served with a lawsuit filed in the California Superior Court in and for the County of Alameda by Jose Tijero, a former assistant manager for Aaron Brothers, as a purported class action proceeding on behalf of himself and all current and former hourly retail employees employed by Aaron Brothers in California. On July 12, 2010, Aaron Brothers was served with a lawsuit filed in the California Superior Court in and for the County of Orange by Amanda Godfrey, a former Aaron Brothers’ hourly employee alleging similar allegations as in the Tijero suit. On October 15, 2010, the cases were consolidated against Aaron Brothers and re-filed in the U.S. District Court—Northern District of California. These suits allege that Aaron Brothers failed to pay all wages and overtime, failed to provide its hourly employees with adequate meal and rest breaks (or compensation in lieu thereof), failed to timely pay final wages, unlawfully withheld wages and failed to provide accurate wage statements and further alleges that the foregoing conduct was in breach of various laws, including California’s unfair competition law. The plaintiff seeks injunctive relief, compensatory damages, meal and rest break penalties, waiting time penalties, interest, and attorneys’ fees and costs. On April 4, 2012, we reached a class-wide settlement with plaintiffs that is subject to the Court’s approval. The settlement, if approved, will not have a material effect on our consolidated financial statements, and has already been accrued.

Consumer Class Action Claims

Zip Code Claims

On August 15, 2008, Linda Carson, a consumer, filed a purported class action proceeding against Michaels Stores, Inc. in the Superior Court of California, County of San Diego (“San Diego Superior Court”), on behalf of herself and all similarly-situated California consumers. The Carson lawsuit alleges that Michaels unlawfully requested and recorded personally identifiable information (i.e., her zip code) as part of a credit card transaction. The plaintiff sought statutory penalties, costs, interest, and attorneys’ fees. We contested certification of this claim as a class action and filed a motion to dismiss the claim. On March 9, 2009, the Court dismissed the case with prejudice. The plaintiff appealed this decision to the California Court of Appeals for the Fourth District, San Diego. On July 22, 2010, the Court of Appeals upheld the dismissal of the case. The plaintiff appealed this decision to the Supreme Court of California (“California Supreme Court”). On September 29, 2010, the California Supreme Court granted the plaintiff’s petition for review; however, it stayed any further proceedings in the case until another similar zip code case pending before the court, Pineda v. Williams-Sonoma, was decided. On February 10, 2011, the California Supreme Court ruled, in the Williams-Sonoma case, that zip codes are personally identifiable information and therefore the Song-Beverly Credit Card Act of 1971, as amended (“Song Act”), prohibits businesses from requesting or requiring zip codes in connection with a credit card transaction. On or about April 6, 2011, the Supreme Court transferred the Carson case back to the Court of Appeals with directions to the Court to reconsider its decision in light of the Pineda decision. Upon reconsideration, the Court of Appeals remanded the case back to the San Diego Superior Court on May 31, 2011.

Additionally, since the California Supreme Court decision on February 10, 2011, three additional purported class action lawsuits alleging violations of the Song Act have been filed against the Company: Carolyn Austin v. Michaels Stores, Inc. and Tiffany Heon v. Michaels Stores, Inc., both in the San Diego Superior Court and Sandra A. Rubinstein v. Michaels Stores, Inc. in the Superior Court of California, County of Los Angeles, Central Division. The Rubinstein case was transferred to the San Diego Superior Court. An order coordinating the cases has been entered and plaintiffs filed a Consolidated Complaint on April 24, 2012.  Plaintiffs seek damages, civil penalties, common settlement fund recovery, attorney fees, costs of suit and prejudgment interest.

Also, relying in part on the California Supreme Court decision, an additional purported class action lawsuit was filed on May 20, 2011 against the Company: Melissa Tyler v. Michaels Stores, Inc. in the U.S. District Court-District of Massachusetts, alleging violation of a similar Massachusetts statute, Mass. Gen. Laws ch. 93, section 105(a) (“Statute”), regarding the collection of personally identifiable information in connection with a credit card transaction. A hearing was held on October 20, 2011 on our Motion to Dismiss the claims. On January 6, 2012, the Court granted our Motion to Dismiss. However, the Court certified questions of law to the Massachusetts Supreme Judicial Court regarding the interpretation of the Statute. Briefing to the Supreme Judicial Court is underway and a hearing on the matter is set for October 19, 2012.

We intend to vigorously defend each of these zip code claim cases and we are unable, at this time, to estimate a range of loss, if any.

Pricing and Promotion

On April 30, 2012, William J. Henry, a consumer, filed a purported class action proceeding against Michaels Stores, Inc. in the Court of Common Pleas, Lake County, Ohio , on behalf of himself and all similarly-situated Ohio consumers who purchased framing products and/or services from Michaels during weeks where Michaels was advertising a discount for framing products and/or services. The lawsuit alleges that Michaels advertised discounts on its framing products and/or services without actually providing a discount to its customers since Michaels has a perpetual sale on framing products and/or services in its stores.  The plaintiff claims violation of Ohio law ORC 1345.01 et seq., breach of contract, unjust enrichment and fraud.  The plaintiff has alleged damages, penalties and fees not to exceed $5 million, exclusive of interest and costs.  We do not believe the resolution of this lawsuit will have a material effect on our consolidated financial statements.

Data Breach Claims

Payment Card Terminal Tampering

On May 3, 2011, we were advised by the U.S. Secret Service that they were investigating certain fraudulent debit card transactions that occurred on accounts that had been used for legitimate purchases in selected Michaels stores. A subsequent internal investigation revealed that approximately 90 payment card terminals in certain Michaels stores had been physically tampered with, potentially resulting in customer debit and credit card information to be compromised. We have since removed and replaced approximately 7,100 payment card terminals comparable to the identified tampered payment card terminals from our Michaels stores. The Company continues to cooperate with various governmental entities and law enforcement authorities in investigating the payment card terminal tampering, but we do not know the full extent of any fraudulent use of such information.

On May 18, 2011, Brandi F. Ramundo, a consumer, filed a purported class action proceeding against Michaels Stores, Inc. in the U.S. District Court for the Northern District of Illinois, on behalf of herself and all similarly-situated U.S. consumers. The Ramundo lawsuit alleges that Michaels failed to take commercially reasonable steps to protect consumer financial data, and was in breach of contract and laws, including the Federal Stored Communications Act and the Illinois Consumer Fraud and Deceptive Practices Act. The plaintiff seeks compensatory, statutory and punitive damages, costs, credit card fraud monitoring services, interest and attorneys’ fees. Subsequently two additional purported class action lawsuits significantly mirroring the claims in the Ramundo complaint were filed against the Company: Mary Allen v. Michaels Stores, Inc., and Kimberly Siprut v. Michaels Stores, Inc., both in the U.S. District Court for the Northern District of Illinois. On June 8, 2011, an order was entered consolidating these matters, which also provided for consolidation of all related actions subsequently filed in or transferred to the Northern District of Illinois. On July 8, 2011, a Consolidated Amended Class Action Complaint styled In Re Michaels Stores Pin Pad Litigation (“In Re Michaels Stores Consolidated Complaint”) was filed in the U.S. District Court for the Northern District of Illinois.  On August 8, 2011, we filed a Motion to Dismiss the In Re Michaels Stores Consolidated Complaint.  On November 23, 2011, the Court dismissed the Stored Communications Act and negligence claims under Illinois law, but denied the motion as to the breach of implied contract and Illinois Consumer Fraud and Deceptive Practices Act claims.

Four other substantially similar putative class action lawsuits have also been filed.  Jeremy Williams v. Michaels Stores, Inc. and Fred Sherry v. Michaels Stores, Inc., were filed in the U.S. District Court for the Northern District of Illinois.  Sara Rosenfeld and Ilana Soffer v. Michaels Stores, Inc. and Lori Wilson v. Michaels Stores, Inc. were both filed in New Jersey state court, removed to the United States District Court for the District of New Jersey, and transferred to the United States District Court for the Northern District of Illinois.  The New Jersey cases assert negligence and New Jersey Consumer Fraud Act claims.  All four cases are subject to the consolidation order.  The Court has held that Michaels is not required to respond to those complaints.

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

On April 12, 2012, Mr. French filed a lawsuit against the Company and the non-U.S. trusts in the District Court of Dallas County, Texas.  Mr. French seeks damages from the Company for breach of contract, attorneys’ fees and costs related to the Company’s alleged indemnification obligations to Mr. French and attorneys’ fees and costs related to the lawsuit itself.  On May 18, 2012, the co-defendants removed the lawsuit to the United States District Court for the Northern District of Texas-Dallas division. We believe we have meritorious defenses and intend to defend the claims vigorously. We do not believe the resolution of this case will have a material effect on our consolidated financial statements.

General

In addition to the litigation discussed above, we are, and in the future, may be involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources.

ASC 450, Contingencies, governs the disclosure and recognition of loss contingencies, including potential losses from litigation and regulatory matters. It imposes different requirements for the recognition and disclosure of loss contingencies based on the likelihood of occurrence of the contingent future event or events. It distinguishes among degrees of likelihood using the following three terms: “probable”, meaning that “the future event or events are likely to occur”; “remote”, meaning that “the chance of the future event or events occurring is slight”; and “reasonably possible”, meaning that “the chance of the future event or events occurring is more than remote but less than likely”. In accordance with ASC 450, the Company accrues for a loss contingency when we conclude that the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. When the loss cannot be reasonably estimated we estimate the range of amounts, and if no amount in the range constitutes a better estimate than any other amount, we accrue for the amount at the low end of the range. We adjust our accruals from time to time as we receive additional information, but the loss we incur may be significantly greater than or less than the amount we have accrued. We disclose loss contingencies if there is at least a reasonable possibility that a material loss has been incurred. No accrual or disclosure is required for losses that are remote.

For some of the matters disclosed above, the Company is currently able to estimate a reasonably possible loss or range of loss in excess of amounts accrued (if any). For some of the matters included within this estimation, an accrual has been made because a loss is believed to be both probable and reasonably estimable, but an exposure to loss exists in excess of the amount accrued; in these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, although estimable, is believed to be reasonably possible, but not probable; in these cases the estimate reflects the reasonably possible loss or range of loss within the ranges identified. For the various ranges identified, the aggregate of these estimated amounts is approximately $14 million, which is also inclusive of amounts accrued by the Company.

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

It is the opinion of the Company’s management, based on current knowledge and after taking into account its current legal accruals, the eventual outcome of all matters described in this Note would not be likely to have a material impact on the consolidated financial condition of the Company. Nonetheless, given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could, from time to time, have a material effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.

Note 8.  Segments and Geographic Information

We consider our Michaels - US, Michaels - Canada, and Aaron Brothers operations to be our operating segments for purposes of determining reportable segments based on the criteria of ASC 280, Segment Reporting. We determined that our operating segments have similar economic characteristics and meet the aggregation criteria set forth in ASC 280. Therefore, we combine all operating segments into one reporting segment.

Our sales and assets by country are as follows:

	Quarter Ended
	April 28, 2012	April 30, 2011
	(in millions)
Net Sales:
United States	$891	$867
Canada	87	86
Consolidated Total	$978	$953

	April 28, 2012	January 28, 2012	April 30, 2011
	(in millions)
Total Assets:
United States	$1,750	$1,713	$1,557
Canada	115	109	84
Consolidated Total	$1,865	$1,822	$1,641

We present assets based on their physical, geographic location.  Certain assets located in the U.S. are also used to support our Canadian operations, but we do not allocate these assets to Canada.

Our chief operating decision makers evaluate historical operating performance, plan and forecast future periods’ operating performance based on earnings before interest, income taxes, depreciation, amortization, and loss on early extinguishment of debt (“EBITDA (excluding loss on early extinguishment of debt)”). We believe EBITDA (excluding loss on early extinguishment of debt) represents the financial measure that more closely reflects the operating effectiveness of factors over which management has control. As such, an element of base incentive compensation targets for certain management personnel are based on EBITDA (excluding loss on early extinguishment of debt). A reconciliation of EBITDA (excluding loss on early extinguishment of debt) to Net income is presented below.

	Quarter Ended
	April 28, 2012	April 30, 2011
	(in millions)

Net income	$53	$37
Interest expense	66	65
Loss on early extinguishment of debt	—	11
Provision for income taxes	30	23
Depreciation and amortization	24	25
EBITDA (excluding loss on early extinguishment of debt)	$173	$161

Note 9.  Related Party Transactions

We pay annual management fees to Bain Capital Partners, LLC (“Bain Capital”) and The Blackstone Group L.P. (“The Blackstone Group”) and Highfields Capital Management LP in the amount of $12 million and $1 million, respectively. We recognized $3 million of expense related to annual management fees during the first quarter of fiscal 2012 and fiscal 2011, respectively. These expenses are included in related party expenses on the Consolidated Statements of Operations and Comprehensive Income.

Bain Capital owns a majority equity position in Unisource, an external vendor we utilized to print our circular advertisements.  During the first quarter of fiscal 2011, we stopped utilizing this vendor for these services.  Payments associated with this vendor during the first quarter of fiscal 2011 were $5 million.  These expenses are included in Selling, general and administrative expense on the Consolidated Statements of Operations and Comprehensive Income.

Bain Capital owns a majority equity position in LogicSource, an external vendor we utilize for print procurement services.  Payments associated with this vendor during the first quarter of fiscal 2012 and fiscal 2011 were $2 million and $1 million, respectively. These expenses are included in Selling, general and administrative expense on the Consolidated Statements of Operations and Comprehensive Income.

The Blackstone Group owns a majority equity position in RGIS, an external vendor we utilize to count our store inventory. Payments associated with this vendor during each of the first quarters of fiscal 2012 and fiscal 2011 were $2 million.  These expenses are included in Selling, general and administrative expense on the Consolidated Statements of Operations and Comprehensive Income.

The Blackstone Group owns a majority equity position in Vistar, an external vendor we utilize for all of the candy-type items in our stores.  Payments associated with this vendor during the first quarter of fiscal 2012 and fiscal 2011 were $5 million and $2 million, respectively. These expenses are recognized in cost of sales as the sales are recorded.

During the second quarter of fiscal 2011, The Blackstone Group acquired a majority equity position in Centro Properties Group, a vendor we utilize to lease certain properties. Payments associated with this vendor during the first quarter of fiscal 2012 were $1 million. These expenses are included in Cost of sales and occupancy expense in the Consolidated Statements of Operations and Comprehensive Income.

Our current directors (other than Jill A. Greenthal) are affiliates of Bain Capital or The Blackstone Group.  As such, some or all of such directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain Capital and The Blackstone Group.  As of April 28, 2012, affiliates of The Blackstone Group held $54 million of our senior secured term loan and $2 million of our 7¾% senior notes due 2018.

Note 10.  Condensed Consolidating Financial Information

All obligations of Michaels Stores, Inc. under the senior notes, senior subordinated notes, Subordinated Discount Notes, senior secured term loan facility, and senior secured asset-based revolving credit facility are guaranteed by each of our subsidiaries other than Aaron Brothers Card Services, LLC and Artistree of Canada, ULC. As of April 28, 2012, the financial statements of Aaron Brothers Card Services, LLC and Artistree of Canada, ULC were immaterial. Each subsidiary guarantor is 100% owned by the parent and all guarantees are joint and several and full and unconditional.

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

Supplemental Condensed Consolidating Balance Sheet

	April 28, 2012
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$372	$13	$—	$385
Merchandise inventories	577	297	—	874
Intercompany receivables	—	570	(570)	—
Other	104	20	—	124
Total current assets	1,053	900	(570)	1,383
Property and equipment, net	250	60	—	310
Goodwill	95	—	—	95
Investment in subsidiaries	563	—	(563)	—
Other assets	74	3	—	77
Total assets	$2,035	$963	$(1,133)	$1,865

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10	$270	$—	$280
Accrued liabilities and other	269	119	—	388
Current portion of long-term debt	127	—	—	127
Intercompany payable	570	—	(570)	—
Other	29	—	—	29
Total current liabilities	1,005	389	(570)	824
Long-term debt	3,363	—	—	3,363
Other long-term liabilities	85	11	—	96
Total stockholders’ deficit	(2,418)	563	(563)	(2,418)
Total liabilities and stockholders’ deficit	$2,035	$963	$(1,133)	$1,865

Supplemental Condensed Consolidating Balance Sheet

	January 28, 2012
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$363	$8	$—	$371
Merchandise inventories	554	286	—	840
Intercompany receivables	—	466	(466)	—
Other	103	20	—	123
Total current assets	1,020	780	(466)	1,334
Property and equipment, net	249	63	—	312
Goodwill	95	—	—	95
Investment in subsidiaries	410	—	(410)	—
Other assets	78	3	—	81
Total assets	$1,852	$846	$(876)	$1,822

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9	$292	$—	$301
Accrued liabilities and other	257	132	—	389
Current portion of long-term debt	127	—	—	127
Intercompany payable	466	—	(466)	—
Other	19	1	—	20
Total current liabilities	878	425	(466)	837
Long-term debt	3,363	—	—	3,363
Other long-term liabilities	85	11	—	96
Total stockholders’ deficit	(2,474)	410	(410)	(2,474)
Total liabilities and stockholders’ deficit	$1,852	$846	$(876)	$1,822

Supplemental Condensed Consolidating Balance Sheet

	April 30, 2011
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$153	$4	$—	$157
Merchandise inventories	570	282	—	852
Intercompany receivables	—	428	(428)	—
Other	117	18	—	135
Total current assets	840	732	(428)	1,144
Property and equipment, net	230	66	—	296
Goodwill	95	—	—	95
Investment in subsidiaries	434	—	(434)	—
Other assets	105	1	—	106
Total assets	$1,704	$799	$(862)	$1,641

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9	$249	$—	$258
Accrued liabilities and other	255	105	—	360
Intercompany payable	428	—	(428)	—
Other	11	—	—	11
Total current liabilities	703	354	(428)	629
Long-term debt	3,543	—	—	3,543
Other long-term liabilities	72	11	—	83
Total stockholders’ deficit	(2,614)	434	(434)	(2,614)
Total liabilities and stockholders’ deficit	$1,704	$799	$(862)	$1,641

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

	Quarter Ended April 28, 2012
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$861	$549	$(432)	$978
Cost of sales and occupancy expense	536	462	(432)	566
Gross profit	325	87	—	412
Selling, general, and administrative expense	225	35	—	260
Related party expenses	3	—	—	3
Store pre-opening costs	1	—	—	1
Operating income	96	52	—	148
Interest expense	66	—	—	66
Other (income) and expense, net	(1)	—	—	(1)
Intercompany charges (income), net	17	(17)	—	—
Equity in earnings of subsidiaries	69	—	(69)	—
Income before income taxes	83	69	(69)	83
Provision for income taxes	30	25	(25)	30
Net income	53	44	(44)	53
Other comprehensive income:
Foreign currency translation adjustment	2	—	—	2
Comprehensive income	$55	$44	$(44)	$55

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

	Quarter Ended April 30, 2011
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$838	$527	$(412)	$953
Cost of sales and occupancy expense	540	432	(412)	560
Gross profit	298	95	—	393
Selling, general, and administrative expense	221	33	—	254
Related party expenses	3	—	—	3
Store pre-opening costs	1	—	—	1
Operating income	73	62	—	135
Interest expense	65	—	—	65
Loss on early extinguishment of debt	11	—	—	11
Other (income) and expense, net	2	(3)	—	(1)
Intercompany charges (income), net	17	(17)	—	—
Equity in earnings of subsidiaries	82	—	(82)	—
Income before income taxes	60	82	(82)	60
Provision for income taxes	23	31	(31)	23
Net income	37	51	(51)	37
Other comprehensive income:
Foreign currency translation adjustment	1	—	—	1
Comprehensive income	$38	$51	$(51)	$38

Supplemental Condensed Consolidating Statement of Cash Flows

	Quarter Ended April 28, 2012
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net cash provided by operating activities	$33	$25	$(17)	$41

Investing Activities:
Cash paid for property and equipment	(15)	(3)	—	(18)
Net cash used in investing activities	(15)	(3)	—	(18)

Financing Activities:
Intercompany dividends	—	(17)	17	—
Other financing activities	(9)	—	—	(9)

Net cash used in financing activities	(9)	(17)	17	(9)

Increase in cash and equivalents	9	5	—	14
Beginning cash and equivalents	363	8	—	371
Ending cash and equivalents	$372	$13	$—	$385

Supplemental Condensed Consolidating Statement of Cash Flows

	Quarter Ended April 30, 2011
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net cash provided by operating activities	$20	$25	$(26)	$19

Investing activities:
Cash paid for property and equipment	(10)	(5)	—	(15)
Net cash used in investing activities	(10)	(5)	—	(15)

Financing activities:
Net repayments of long-term debt	(147)	—	—	(147)
Intercompany dividends	—	(26)	26	—
Other financing activities	(19)	—	—	(19)
Net cash used in financing activities	(166)	(26)	26	(166)

Decrease in cash and equivalents	(156)	(6)	—	(162)
Beginning cash and equivalents	309	10	—	319
Ending cash and equivalents	$153	$4	$—	$157

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All expressions of the “Company,” “us,” “we,” “our,” and all similar expressions are references to Michaels Stores, Inc. and its consolidated wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Disclosure Regarding Forward-Looking Information

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, estimates, and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance or achievements to be materially different from anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to:

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

•                  damage to the reputation of the Michaels brand or our private and exclusive brands could adversely affect our sales;

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

•                  how well we manage our business;

•                  competition could negatively impact our business;

•                  failure to adequately maintain security and prevent unauthorized access to electronic and other confidential information and data breaches could materially adversely affect our financial condition and results of operations;

•                  our information systems may prove inadequate;

•                  a weak fourth quarter would materially adversely affect our results of operations;

•                  changes in newspaper subscription rates may result in reduced exposure to our circular advertisements;

•                  changes in regulations or enforcement may adversely impact our business;

•                  restrictions in our debt agreements that limit our flexibility in operating our business, as our senior secured credit facilities and the indentures governing our notes contain various covenants that limit our ability to engage in specified types of transactions and require that we maintain specified financial ratios upon the occurrence of certain events;

•                  disruptions in the capital markets could increase our costs of doing business;

•                  our real estate leases generally obligate us for long periods, which subjects us to various financial risks;

•                  we have co-sourced certain of our information technology, accounts payable, payroll, accounting and human resources functions, and may co-source other administrative functions, which makes us more dependent upon third parties;

•                  we are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiary;

•                  we are dependent upon the services of our senior management team;

•                  failure to attract and retain quality sales, distribution center and other associates in appropriate numbers as well as experienced buying and management personnel could adversely affect our performance;

•                  our results may be adversely affected by serious disruptions or catastrophic events, including geo-political events and weather; and

•                  the interests of our controlling stockholders may conflict with the interests of our creditors.

For more details on factors that may cause actual results to differ materially from such forward-looking statements, please see Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, and other reports from time to time filed with or furnished to the SEC. We disclaim any intention to, and undertake no obligation to, update or revise any forward-looking statement.

General

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31.  All references herein to “fiscal 2012” relate to the 53 weeks ending February 2, 2013 and all references to “fiscal 2011” relate to the 52 weeks ended January 28, 2012. In addition, all references herein to “the first quarter of fiscal 2012” relate to the 13 weeks ended April 28, 2012 and all references to “the first quarter of fiscal 2011” relate to the 13 weeks ended April 30, 2011.

The following table sets forth certain of our unaudited operating data:

	Quarter Ended
	April 28,	April 30,
	2012	2011
Michaels stores:
Retail stores open at beginning of period	1,064	1,045
Retail stores opened during the period	2	5
Retail stores opened (relocations) during the period	6	4
Retail stores closed during the period	—	(1)
Retail stores closed (relocations) during the period	(6)	(4)
Retail stores open at end of period	1,066	1,049

Aaron Brothers stores:
Retail stores open at beginning of period	134	137
Retail stores closed during the period	(4)	(1)
Retail stores open at end of period	130	136

Total store count at end of period	1,196	1,185

Other operating data:
Average inventory per Michaels store (in thousands) (1)	$786	$780
Comparable store sales increase (2)	1.5%	4.3%

(1)                    The calculation of average inventory per Michaels store excludes our Aaron Brothers stores.

(2)                    Comparable store sales increase represents the increase in Net sales for stores open the same number of months in the indicated period and the comparable period of the previous year, including stores that were relocated or expanded during either period. A store is deemed to become comparable in its 14th month of operation in order to eliminate grand opening sales distortions. A store temporarily closed more than two weeks is not considered comparable during the month it closed. If a store is closed longer than two weeks but less than two months, it becomes comparable in the month in which it reopens, subject to a mid-month convention. A store closed longer than two months becomes comparable in its 14th month of operation after its reopening.

Results of Operations

The following table sets forth the percentage relationship to Net sales of each line item of our unaudited consolidated statements of operations. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes, contained herein.

	Quarter Ended
	April 28,	April 30,
	2012	2011
Net sales	100.0%	100.0%
Cost of sales and occupancy expense	57.9	58.8
Gross profit	42.1	41.2
Selling, general, and administrative expense	26.6	26.6
Related party expenses	0.3	0.3
Store pre-opening costs	0.1	0.1
Operating income	15.1	14.2
Interest expense	6.7	6.8
Loss on early extinguishment of debt	—	1.2
Other (income) and expense, net	(0.1)	(0.1)
Income before income taxes	8.5	6.3
Provision for income taxes	3.1	2.4
Net income	5.4%	3.9%

Quarter Ended April 28, 2012 Compared to the Quarter Ended April 30, 2011

Net Sales—Net sales increased for the first quarter of fiscal 2012 by $25 million, or 2.6%, over the first quarter of fiscal 2011 due primarily to a $14 million increase in comparable store sales. Comparable store sales increased 1.5% driven by a 2.5% increase in customer transactions, partially offset by a 0.1% decrease in average ticket and an adverse impact of 0.9% from deferred custom framing revenue.  The fluctuation in the exchange rates between the United States and Canadian dollars adversely impacted the average ticket by 10 basis points.  The Company experienced its strongest sales increases for the quarter in painting and art supplies within our general and children’s crafts department. In addition, sales from our non-comparable new stores provided incremental revenue of $11 million.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $6 million to $566 million in the first quarter of 2012 from $560 million in the first quarter of 2011 due primarily to a $6 million increase in cost of sales from the timing of the recognition of vendor allowances and a $4 million increase in freight and distribution costs. In addition, rent expense increased $3 million, including $1 million as a result of opening new stores. These amounts were partially offset by a $4 million reduction from improved inventory management and a $3 million decrease from the timing of maintenance costs.

Cost of sales and occupancy expense decreased 90 basis points, as a percentage of Net sales, to 57.9% in the first quarter of fiscal 2012 from 58.8% in the first quarter of fiscal 2011. Merchandise cost decreased 110 basis points driven by our direct import penetration, private brand initiative, and improved pricing and promotion management, while increased focus on inventory management contributed 50 basis points to the reduction in cost of sales. In addition, occupancy costs decreased 50 basis points due to the timing of maintenance costs as well as increased leverage on higher comparable store sales. These amounts are partially offset by a 60 basis point increase in cost of sales from the timing of the recognition of vendor allowances and a 50 basis point increase in freight and distribution costs.

Selling, General and Administrative Expense—Selling, general and administrative expense was $260 million in the first quarter of fiscal 2012 compared to $254 million in the first quarter of fiscal 2011. Selling, general and administrative expense increased $6 million driven by a $3 million increase in store costs related to operating 17 additional Michaels stores during the first quarter of fiscal 2012 and a $2 million increase in store payroll.  In addition, group insurance increased $2 million due to favorable claims experience in the first quarter of fiscal 2011. These amounts were partially offset by a $2 million decrease in advertising from a reduction in the number of newspaper circulars. As a percentage of Net sales, Selling, general and administrative expense was consistent with prior year.

Related Party Expenses—Related party expenses were $3 million in the first quarter of fiscal 2012 and fiscal 2011, consisting of management fees and associated expenses paid to our Sponsors and Highfields Capital Management LP.

Interest Expense—Interest expense for the quarter increased $1 million to $66 million in the first quarter of fiscal 2012 from $65 million in the first quarter of fiscal 2011. The increase is attributable to a higher average interest rate, partially offset by $53 million reduction in our total debt outstanding.

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

Other (Income) and Expense, net—Other income in the first quarter of fiscal 2012 related primarily to a $1 million foreign exchange rate gain.  Other income in the first quarter of fiscal 2011 related primarily to $3 million in foreign exchange rate gains, partially offset by a $2 million unfavorable change in the fair value of the interest rate cap as more fully described in Note 4 to the consolidated financial statements.

Provision for Income Taxes— The effective tax rate was 35.8% for the first quarter of fiscal 2012. The effective tax rate was 38.6% for the first quarter of fiscal 2011. The rate was lower than the prior year quarterly tax rate due primarily to a favorable impact related to our reserve for uncertain tax positions. We currently estimate our annualized effective tax rate for fiscal 2012 to be 37.8%.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, to purchase inventory, to service our outstanding debt, and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities, and funds available under our senior secured asset-based revolving credit facility will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and growth for the foreseeable future. Our senior secured asset-based revolving credit facility provides senior secured financing of up to $850 million, subject to a borrowing base. As of April 28, 2012, the borrowing base, less the $127 million reserve for the AHYDO payment, was $549 million, which supported $55 million of outstanding letters of credited and provided $494 million of excess availability. Our cash and equivalents increased $14 million from $371 million at January 28, 2012, to $385 million at April 28, 2012.

We and our subsidiaries, affiliates, and significant shareholders may continue from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.

Cash Flow from Operating Activities

Cash flow provided by operating activities during the first quarter of fiscal 2012 was $41 million compared to $19 million during the first quarter of fiscal 2011. The $22 million change was primarily due to $40 million increase as a result of the timing of sales tax, income tax, and interest payments. In addition, an increase in our deferred custom framing revenue resulted in an $8 million increase and Net income increased $5 million before the consideration of the $11 million loss on the extinguished Subordinated Discount Notes in the first quarter of fiscal 2011. These amounts were partially offset by a $17 million decrease from the timing of accounts payable and a $13 million decrease in non-cash accretion as our Subordinated Discount Notes were fully accreted as of November 1, 2011.

Average inventory per Michaels store (including supporting distribution centers) increased 0.8% from $780,000 at April 30, 2011 to $786,000 at April 28, 2012 primarily due to a $4,000 per store increase in custom framing inventory from the timing of framing sales. We anticipate average inventory per Michaels store at the end of fiscal 2012 to be down compared to the end of fiscal 2011.

Cash Flow from Investing Activities

Cash flow used in investing activities represents the following capital expenditure activities:

	Quarter Ended
	April 28,	April 30,
	2012	2011
	(in millions)
New and relocated stores and stores not yet opened (1)	$5	$4
Existing stores	3	5
Information systems	8	4
Corporate and other	2	2
	$18	$15

(1)                                In the first quarter of fiscal 2012, we incurred capital expenditures related to the opening of two Michaels stores and the relocation of six Michaels stores. In the first quarter of fiscal 2011, we incurred capital expenditures related to the opening of five Michaels stores and the relocation of four Michaels stores.

Cash Flow from Financing Activities

Cash flow used in financing activities during the first quarter of fiscal 2012 was $9 million compared to $166 million during the first quarter of fiscal 2011.  The $157 million decrease was due in part to the repurchase of $93 million face value of our Subordinated Discount Notes in the first quarter of fiscal 2011, for which we paid an additional $4 million in purchase premiums and third party fees. In addition, we made a voluntary prepayment of $50 million on our senior secured term loan facility during the first quarter of fiscal 2011.

Non-GAAP Measures

The following table sets forth the Company’s Earnings before Interest, Taxes, Depreciation, Amortization, and Loss on early extinguishment of debt (“EBITDA excluding loss on early extinguishment on debt”). The Company defines EBITDA (excluding loss on early extinguishment of debt) as Net income before interest, income taxes, depreciation, amortization and loss on early extinguishment of debt. Additionally, the table presents Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”).  The Company defines Adjusted EBITDA as EBITDA (excluding loss on early extinguishment of debt) adjusted for certain defined amounts that are added to, or subtracted from, EBITDA (excluding loss on early extinguishment of debt)  (collectively, the “Adjustments”) in accordance with the Company’s $2.4 billion senior secured term loan facility and $850 million senior secured asset-based revolving credit facilities. The Adjustments are described in further detail in the table, and the footnotes to the table below.

The Company has presented EBITDA (excluding loss on early extinguishment of debt) and Adjusted EBITDA to provide investors with additional information to evaluate our operating performance and our ability to service our debt.  The Company uses EBITDA (excluding loss on early extinguishment of debt), among other metrics, to evaluate operating performance, to plan and forecast future periods’ operating performance and as an element of its incentive compensation targets. Adjusted EBITDA is a required calculation under the Company’s senior secured term loan facility and its senior secured asset-based revolving credit facilities. As it relates to the senior secured term loan facility, Adjusted EBITDA is used in the calculations of fixed charge coverage and leverage ratios, which, under certain circumstances may result in limitations on the Company’s ability to make restricted payments as well as the determination of mandatory repayments of the loans. Under the senior secured asset-based revolving facility, Adjusted EBITDA is used in the calculation of fixed charge coverage ratios, which under certain circumstances, may restrict the Company’s ability to make certain payments (characterized as restricted payments), investments (including acquisitions) and debt repayments.

As EBITDA (excluding loss on early extinguishment of debt) and Adjusted EBITDA are not measures of operating performance or liquidity calculated in accordance with U.S. generally accepted accounting principles (“GAAP”), these measures should not be considered in isolation of, or as a substitute for, Net income, as an indicator of operating performance, or net cash provided by operating activities as an indicator of liquidity.  Our computation of EBITDA (excluding loss on early extinguishment of debt) and Adjusted EBITDA may differ from similarly titled measures used by other companies. As EBITDA (excluding loss on early extinguishment of debt) and Adjusted EBITDA exclude certain financial information compared with Net income and Net cash provided by operating activities, the most directly comparable GAAP financial measures, users of this financial information should consider the types of events and transactions which are excluded.

The table below shows a reconciliation of EBITDA (excluding loss on early extinguishment of debt) and Adjusted EBITDA to Net income and Net cash provided by operating activities.

	Quarter Ended
	April 28,	April 30,
	2012	2011
	(in millions)
Net cash provided by operating activities	$41	$19
Depreciation and amortization	(24)	(25)
Share-based compensation	(1)	(2)
Debt issuance costs amortization	(4)	(4)
Accretion of long-term debt	—	(13)
Change in fair value of interest rate cap	—	(2)
Loss on early extinguishment of debt	—	(11)
Changes in assets and liabilities	41	75
Net income	53	37
Interest expense	66	65
Loss on early extinguishment of debt	—	11
Provision for income taxes	30	23
Depreciation and amortization	24	25
EBITDA (excluding loss on early extinguishment of debt)	173	161
Adjustments:
Share-based compensation	1	2
Sponsor fees	3	3
Termination expense	—	1
Store pre-opening costs	1	1
Foreign currency transaction gains	(1)	(3)
Loss on interest rate cap	—	2
Other (1)	—	1
Adjusted EBITDA	$177	$168

(1)	Other adjustments relate to items such as the moving and relocation expenses, franchise taxes, foreign currency hedge and legal settlements.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs,” an amendment to ASC topic 820, “Fair Value Measurements.” ASU 2011-04 conforms certain sections of Accounting Standards Codification (“ASC”) 820 to International Financial Reporting Standards in order to provide a single converged guidance on the measurement of fair value. The ASU also requires new quantitative and qualitative disclosures about the sensitivity of recurring Level 3 measurement disclosures, as well as transfers between Level 1 and Level 2 of the fair value hierarchy. The amended guidance is effective for interim and annual periods beginning after December 15, 2011. We adopted all requirements of ASU 2011-04 on January 29, 2012, with no material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” an amendment to ASC topic 220, “Comprehensive Income.” ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which indefinitely defers the provisions in ASU 2011-05 requiring reclassification adjustments out of other comprehensive income to be presented on the face of the financial statements. The other portions of ASU 2011-05 remain unchanged. These standards, which must be applied retroactively, are effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. We adopted all requirements of these standards on January 29, 2012, the beginning of our 2012 fiscal year.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of April 28, 2012, a 10% increase or decrease in the exchange rate of the U.S. and Canadian dollar would increase or decrease Net income by $1 million.

We have market risk exposure arising from changes in interest rates on our senior secured term loan facility. The interest rates on our senior secured term loan will reprice periodically, which will impact our earnings and cash flow. The interest rates on our notes are fixed.  Based on our overall interest rate exposure to variable rate debt outstanding as of April 28, 2012, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by approximately $20 million. A 1% increase in interest rates would decrease the fair value of our long-term fixed rate debt by approximately $35 million. A 1% decrease in interest rates would increase the fair value of our long-term fixed rate debt by approximately $37 million.  A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

During fiscal 2009, we purchased an interest rate cap to limit the variability of cash flows associated with our interest payments on our senior secured term loan facility that result from fluctuations in the three-month LIBOR rate. The cap limits our interest exposure on a notional value of $2.0 billion to the lesser of the three-month LIBOR rate or 7.0%.  The term of the cap is from April 15, 2009 through April 15, 2015. The fair value of the cap as of April 28, 2012 was nominal and is included in Other assets on the Consolidated Balance Sheets. The change in fair value of the cap for the quarter ended April 28, 2012, resulted in a slight gain and is recorded in Other (income) and expense, net in the Consolidated Statements of Operations and Comprehensive Income. A 1% increase in the interest rates would increase the value of the cap and income before income taxes by approximately $4 million. A 1% decrease in the interest rates would have a minimal effect on the value of the cap and income before income taxes.

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

An evaluation was carried out under the supervision and with the participation of our management, including the members of our interim Office of the Chief Executive Officer (“CEO Office”) and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the members of the CEO Office and our Chief Financial Officer concluded that our disclosure controls are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including our CEO Office and our Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

MICHAELS STORES, INC.

Part II—OTHER INFORMATION

Item 1.  Legal Proceedings.

Information regarding legal proceedings is incorporated herein by reference from Note 7 to our Consolidated Financial Statements.

Item 6.  Exhibits.

(a) Exhibits:

Exhibit Number	Description of Exhibit
31.1	Certifications of Lewis S. Klessel pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Charles M. Sonsteby pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

MICHAELS STORES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAELS STORES, INC.

	By:	/s/ Charles M. Sonsteby
Charles M. Sonsteby
Member of the Interim Office of the Chief Executive Officer, Chief Administrative Officer & Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Dated: May 24, 2012

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certifications of Lewis S. Klessel pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Charles M. Sonsteby pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase