Form 10-Q
period 2012-07-28
MICHAELS STORES INC
filed 2012-08-23
CIK 740670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2012

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

As of August 20, 2012, 118,450,164 shares of the Registrant’s Common Stock were outstanding.

*The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

MICHAELS STORES, INC.

FORM 10-Q

MICHAELS STORES, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

(Unaudited)

	July 28,	January 28,	July 30,
	2012	2012	2011
ASSETS
Current assets:
Cash and equivalents	$113	$371	$27
Merchandise inventories	922	840	897
Prepaid expenses and other	89	80	79
Deferred income taxes	42	42	52
Income tax receivable	27	1	27
Total current assets	1,193	1,334	1,082
Property and equipment, at cost	1,438	1,391	1,376
Less accumulated depreciation and amortization	(1,112)	(1,079)	(1,066)
Property and equipment, net	326	312	310
Goodwill	95	95	95
Debt issuance costs, net of accumulated amortization of $82, $74, and $66, respectively	51	59	62
Deferred income taxes	18	18	32
Other assets	3	4	6
Total non-current assets	167	176	195
Total assets	$1,686	$1,822	$1,587

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$277	$301	$250
Accrued liabilities and other	351	389	332
Current portion of long-term debt	1	127	140
Deferred income taxes	1	1	—
Income taxes payable	2	19	2
Total current liabilities	632	837	724
Long-term debt	3,363	3,363	3,387
Deferred income taxes	11	11	4
Other long-term liabilities	86	85	77
Total long-term liabilities	3,460	3,459	3,468
Total liabilities	4,092	4,296	4,192
Commitments and contingencies
Stockholders’ deficit:
Common Stock, $0.10 par value, 220,000,000 shares authorized; 118,414,920 shares issued and outstanding at July 28, 2012; 118,265,885 shares issued and outstanding at January 28, 2012; 118,294,503 shares issued and outstanding at July 30, 2011	12	12	12
Additional paid-in capital	50	48	44
Accumulated deficit	(2,474)	(2,540)	(2,669)
Accumulated other comprehensive income	6	6	8
Total stockholders’ deficit	(2,406)	(2,474)	(2,605)
Total liabilities and stockholders’ deficit	1,686	1,822	1,587

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in millions)

(Unaudited)

	Quarter Ended		Six Months Ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Net sales	$892	$857	$1,870	$1,810
Cost of sales and occupancy expense	553	529	1,119	1,089
Gross profit	339	328	751	721
Selling, general, and administrative expense	252	241	512	495
Related party expenses	4	4	7	7
Store pre-opening costs	1	1	2	2
Operating income	82	82	230	217
Interest expense	61	61	127	126
Loss on early extinguishment of debt	—	4	—	15
Other (income) and expense, net	—	1	(1)	—
Income before income taxes	21	16	104	76
Provision for income taxes	8	6	38	29
Net income	13	10	66	47

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(2)	—	—	1
Comprehensive income	$11	$10	$66	$48

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six Months Ended
	July 28,	July 30,
	2012	2011
Operating activities:
Net income	$66	$47
Adjustments:
Depreciation and amortization	46	50
Share-based compensation	3	4
Debt issuance costs amortization	8	8
Accretion of long-term debt	—	24
Change in fair value of interest rate cap	—	3
Change in fair value of contingent consideration	—	(1)
Loss on early extinguishment of debt	—	15
Changes in assets and liabilities:
Merchandise inventories	(82)	(71)
Prepaid expenses and other	(9)	(6)
Accounts payable	(23)	(12)
Accrued interest	(4)	(10)
Accrued liabilities and other	(42)	(48)
Income taxes payable	(43)	(51)
Other long-term liabilities	1	—
Net cash used in operating activities	(79)	(48)

Investing activities:
Additions to property and equipment	(45)	(46)
Net cash used in investing activities	(45)	(46)

Financing activities:
Repurchase of subordinated discount notes due 2016	(127)	(129)
Repayments on senior secured term loan facility	—	(50)
Borrowings on asset-based revolving credit facility	—	2
Repurchase of Common Stock	(3)	(5)
Proceeds from stock options exercised	2	1
Payment of capital leases	(1)	—
Change in cash overdraft	(5)	(17)
Net cash used in financing activities	(134)	(198)

Decrease in cash and equivalents	(258)	(292)
Cash and equivalents at beginning of period	371	319
Cash and equivalents at end of period	$113	$27

Supplemental Cash Flow Information:
Cash paid for interest	$122	$103
Cash paid for income taxes	$80	$75

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter and Six Months Ended July 28, 2012

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

Because of the seasonal nature of our business, the results of operations for the quarter ended July 28, 2012 are not indicative of the results to be expected for the entire year.

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. All references herein to “fiscal 2012” relate to the 53 weeks ending February 2, 2013, and all references to “fiscal 2011” relate to the 52 weeks ended January 28, 2012. In addition, all references herein to “the second quarter of fiscal 2012” relate to the 13 weeks ended July 28, 2012, and all references to “the second quarter of fiscal 2011” relate to the 13 weeks ended July 30, 2011. Finally, all references to “the six months ended July 28, 2012” relate to the 26 weeks ended July 28, 2012, and “the six months ended July 30, 2011” relate to the 26 weeks ended July 30, 2011.

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

	July 28, 2012	January 28, 2012	July 30, 2011	Interest Rate
	(in millions)

Senior secured term loan	$1,996	$1,996	$1,996	Variable
Senior notes due 2018	795	795	795	7.750%
Senior subordinated notes	393	393	400	11.375%
Subordinated discount notes	180	306	334	13.000%
Asset-based revolving credit facility	—	—	2	Variable

Total debt	3,364	3,490	3,527

Less current portion	1	127	140

Long-term debt	$3,363	$3,363	$3,387

13%  Subordinated Discount Notes due 2016

On May 1, 2012, as required pursuant to the indenture governing our Subordinated Discount Notes (“Subordinated Discount Notes Indenture”), we redeemed that portion of each Subordinated Discount Note outstanding on such date equal to the amount sufficient, but not in excess of the amount necessary, to ensure that such Subordinated Discount Note will not be an applicable high yield discount obligation (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended.  These redemptions were at a price equal to 100% of the Accreted Value (as defined in the Subordinated Discount Notes Indenture) of such portion as of the date of redemption. The aggregate payment of $127 million made on May 1, 2012, was required to ensure the Subordinated Discount Notes would not be AHYDO instruments.

Senior Secured Asset-Based Revolving Credit Facility

Our senior secured asset-based revolving credit facility provides an aggregate amount of $850 million in commitments, subject to a borrowing base, which are scheduled to terminate on the earlier of April 15, 2014, or 45 days prior to the maturity date of any class of term loans in the Company’s senior secured term loan facility.  As of July 28, 2012, the borrowing base was $690 million, of which we had no outstanding borrowings, $63 million of outstanding letters of credit, and $627 million of excess availability.

Note 3.  Comprehensive Income

Accumulated other comprehensive income, net of tax, is reflected in the Consolidated Balance Sheets as follows:

Foreign Currency Translation and Other
(in millions)
Balance at January 28, 2012	$6
Foreign currency translation adjustment	—
Balance at July 28, 2012	$6

Note 4.  Derivative Instruments

We are exposed to fluctuations in interest rates on our senior secured term loan facility. During fiscal 2009, we purchased an interest rate derivative with the objective to cap our exposure to interest rate increases on our senior secured term loan facility that result from fluctuations in the three-month LIBOR rate (the “cap”). The cap limits our interest exposure on a notional value of $2.0 billion to the lesser of the three-month LIBOR rate or 7.0%.  The term of the cap extends to the first quarter of fiscal 2015. The interest rate cap does not qualify for hedge accounting under ASC 815, Derivatives and Hedging. The fair value of the cap as of July 28, 2012 and January 28, 2012 was nominal and is included in Other assets on the Consolidated Balance Sheets. The fair value of the cap as of July 30, 2011 was $3 million. The change in fair value of the cap for the quarter and six months ended July 28, 2012 resulted in a minimal loss and a minimal gain, respectively. The change in fair value of the cap for the quarter and six months ended July 30, 2011, resulted in a loss of $1 million and a loss of $3 million, respectively. These amounts are recorded in Other (income) and expense, net in the Consolidated Statements of Operations and Comprehensive Income.

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

During the first quarter of fiscal 2009, we purchased an interest rate derivative with the objective to cap our exposure to interest rate increases on our senior secured term loan facility that result from fluctuations in the three-month LIBOR rate. The interest rate cap is measured using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  The fair value of the interest rate cap is determined using the market methodology of discounting the future expected variable cash receipts that would occur if variable interest rates rise above the strike rate of the cap.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These factors are considered Level 2 inputs within the fair value hierarchy. As of July 28, 2012, the fair value of the cap was nominal. See Note 4 for additional information on our derivative instruments.

We apply fair value techniques on a non-recurring basis for the establishment of potential impairment loss related to goodwill pursuant to ASC 350, Intangibles—Goodwill and Other and determining the fair value of long-lived assets pursuant to ASC 360, Property, Plant, and Equipment. During the quarter ended July 28, 2012, there were no events or changes in circumstances indicating the carrying amounts of our long-lived assets may not be recoverable.

The table below provides the carrying and fair values of our senior secured term loan and notes as of July 28, 2012. The fair value of our senior secured term loan was determined based on quoted market prices and is considered Level 2 inputs within the fair value hierarchy. The fair value of our notes was determined based on recent trades and are considered Level 1 inputs within the fair value hierarchy.

	Carrying Value	Fair Value
	(in millions)
Senior secured term loan	$1,996	$2,005
Senior notes	795	853
Senior subordinated notes	393	418
Subordinated discount notes	180	193

Note 6.  Income Taxes

The effective tax rate was 40.1% for the second quarter of fiscal 2012. The effective tax rate was 36.7% for the second quarter of fiscal 2011. As a result of our low income base for the second quarter of each of fiscal 2012 and fiscal 2011, our effective rate is highly sensitive to changes caused by discrete items and permanent differences (i.e. differences between book income and tax income that are not expected to reverse in future periods).

The effective tax rate was 36.6% for the first six months of fiscal 2012. The effective tax rate was 38.3% for the first six months of fiscal 2011. The rate was lower than the prior year six month tax rate due primarily to a favorable impact related to our reserve for uncertain tax positions. We currently estimate our annualized effective tax rate for fiscal 2012 to be 37.6%.

Note 7.  Commitments and Contingencies

We are involved in ongoing legal and regulatory proceedings.  Other than those described in the following paragraphs, there were no material changes to our disclosures of commitments and contingencies from our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and our Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2012.

Employee Claims

Ragano Claim

On July 11, 2011, the Company was served with a lawsuit filed in the California Superior Court in and for the County of San Mateo by Anita Ragano, as a purported class action proceeding on behalf of herself and all current and former hourly retail employees employed by Michaels stores in California. We removed the matter to the U.S. District Court for the Northern District of California on August 9, 2011. The complaint was subsequently amended to add an additional named plaintiff, Terri McDonald. The lawsuit alleges that Michaels stores failed to pay all wages and overtime, failed to provide its hourly employees with adequate meal and rest breaks (or compensation in lieu thereof), failed to timely pay final wages, unlawfully withheld wages and failed to provide accurate wage statements and further alleges that the foregoing conduct was in breach of various laws, including California’s unfair competition law. The plaintiffs seek injunctive relief, compensatory damages, meal and rest break penalties, waiting time penalties, interest, and attorneys’ fees and costs. On August 10, 2012, we reached a tentative class-wide settlement with plaintiffs that is subject to the Court’s approval.  The settlement, if approved, will not have a material effect on our consolidated financial statements.

Tijero and Godfrey Consolidated Claim

On February 12, 2010, the Company and its wholly owned subsidiary, Aaron Brothers, was served with a lawsuit filed in the California Superior Court in and for the County of Alameda by Jose Tijero, a former assistant manager for Aaron Brothers, as a purported class action proceeding on behalf of himself and all current and former hourly retail employees employed by Aaron Brothers in California. On July 12, 2010, Aaron Brothers was served with a lawsuit filed in the California Superior Court in and for the County of Orange by Amanda Godfrey, a former Aaron Brothers’ hourly employee alleging similar allegations as in the Tijero suit. On October 15, 2010, the cases were consolidated against Aaron Brothers and re-filed in the U.S. District Court—Northern District of California. These suits allege that Aaron Brothers failed to pay all wages and overtime, failed to provide its hourly employees with adequate meal and rest breaks (or compensation in lieu thereof), failed to timely pay final wages, unlawfully withheld wages and failed to provide accurate wage statements and further alleges that the foregoing conduct was in breach of various laws, including California’s unfair competition law. The plaintiff seeks injunctive relief, compensatory damages, meal and rest break penalties, waiting time penalties, interest, and attorneys’ fees and costs. On April 4, 2012, we reached a class-wide settlement with plaintiffs that is subject to the Court’s approval.  A preliminary hearing on the settlement is scheduled for September 11, 2012.  The settlement, if approved, will not have a material effect on our consolidated financial statements, and has already been accrued as of July 28, 2012.

Irene Barreras Claim

On July 24, 2012, Irene Barreras, a former employee, filed a purported class action proceeding against Michaels Stores, Inc. in the Superior Court of the State of California for the County of Alameda (“Alameda Superior Court”), alleging unfair business competition and unjust enrichment, wrongful termination, disability discrimination, failure to prevent discrimination, failure to engage in the interactive process, and failure to accommodate mental or physical disabilities.  The suit is brought on Ms. Barreras’ behalf and on behalf of a class of all retail store employees who were terminated from July 24, 2008 to the present, allegedly due to Michaels refusal to engage in the interactive process with, or provide accommodations to, the terminated employees who did not meet the qualifications for medical leaves.   The plaintiff seeks injunctive relief, compensatory damages, punitive damages, consequential damages, general damages, interest, attorneys’ fees and costs. We intend to remove the suit to the United States District Court, Northern District of California.  We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We do not believe the resolution of the lawsuit will have a material effect on our consolidated financial statements.

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

Additionally, since the California Supreme Court decision on February 10, 2011, three additional purported class action lawsuits alleging violations of the Song Act have been filed against the Company: Carolyn Austin v. Michaels Stores, Inc. and Tiffany Heon v. Michaels Stores, Inc., both in the San Diego Superior Court and Sandra A. Rubinstein v. Michaels Stores, Inc. in the Superior Court of California, County of Los Angeles, Central Division. The Rubinstein case was transferred to the San Diego Superior Court. An order coordinating the cases has been entered and plaintiffs filed a Consolidated Complaint on April 24, 2012.  A hearing on Plaintiffs Motion for Certification is set for March 8, 2013.  Plaintiffs seek damages, civil penalties, common settlement fund recovery, attorney fees, costs of suit and prejudgment interest.

Also, relying in part on the California Supreme Court decision, an additional purported class action lawsuit was filed on May 20, 2011 against the Company: Melissa Tyler v. Michaels Stores, Inc. in the U.S. District Court-District of Massachusetts, alleging violation of a similar Massachusetts statute, Mass. Gen. Laws ch. 93, section 105(a) (“Statute”), regarding the collection of personally identifiable information in connection with a credit card transaction. A hearing was held on October 20, 2011 on our Motion to Dismiss the claims. On January 6, 2012, the Court granted our Motion to Dismiss. However, the Court certified questions of law to the Massachusetts Supreme Judicial Court regarding the interpretation of the Statute. Briefing to the Supreme Judicial Court is complete and a hearing on the matter is expected to be scheduled in October, 2012.

We intend to vigorously defend each of these zip code claim cases and we are unable, at this time, to estimate a range of loss, if any.

Pricing and Promotion

On April 30, 2012, William J. Henry, a consumer, filed a purported class action proceeding against Michaels Stores, Inc. in the Court of Common Pleas, Lake County, Ohio, on behalf of himself and all similarly-situated Ohio consumers who purchased framing products and/or services from Michaels during weeks where Michaels was advertising a discount for framing products and/or services. The lawsuit alleges that Michaels advertised discounts on its framing products and/or services without actually providing a discount to its customers. The plaintiff claims violation of Ohio law ORC 1345.01 et seq., breach of contract, unjust enrichment and fraud. The plaintiff has alleged damages, penalties and fees not to exceed $5 million, exclusive of interest and costs. We filed a Motion to Dismiss on July 3, 2012 and the motion is pending. We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We do not believe the resolution of this lawsuit will have a material effect on our consolidated financial statements.

Website Tracking and Coding

On June 19, 2012, Jerome Jurgens, a citizen of Missouri, filed a purported class action proceeding against Michaels Stores, Inc. in the 25th Judicial Circuit Court, Phelps County, Missouri, on behalf of himself, Wendy Poepsel and all other similarly-situated Missouri individuals who, on or after June 19, 2007, accessed the Michaels website and had Flash cookies attach to their computers. Plaintiffs allege that Michaels, through the use of its website, makes use of cookies in order to ascertain user’s web browsing habits.  Specifically, the plaintiffs allege violations of the Missouri Computer Tampering and Merchandising Practices Act statutes, as well as common  law claims of conversion, trespass to chattels, invasion of privacy and unjust enrichment are alleging damages, penalties and fees not to exceed $5 million, inclusive of costs and attorneys’ fees.   We filed a Motion to Dismiss on August 8, 2012 and the motion is pending.  We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We do not believe the resolution of this lawsuit will have a material effect on our consolidated financial statements.

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

On May 18, 2011, Brandi F. Ramundo, a consumer, filed a purported class action proceeding against Michaels Stores, Inc. in the U.S. District Court for the Northern District of Illinois, on behalf of herself and all similarly- situated U.S. consumers. The Ramundo lawsuit alleges that Michaels failed to take commercially reasonable steps to protect consumer financial data, and was in breach of contract and laws, including the Federal Stored Communications Act and the Illinois Consumer Fraud and Deceptive Practices Act. The plaintiff seeks compensatory, statutory and punitive damages, costs, credit card fraud monitoring services, interest and attorneys’ fees. Subsequently two additional purported class action lawsuits significantly mirroring the claims in the Ramundo complaint were filed against the Company: Mary Allen v. Michaels Stores, Inc., and Kimberly Siprut v. Michaels Stores, Inc., both in the U.S. District Court for the Northern District of Illinois. On June 8, 2011, an order was entered consolidating these matters, which also provided for consolidation of all related actions subsequently filed in or transferred to the Northern District of Illinois. On July 8, 2011, a Consolidated Amended Class Action Complaint styled In Re Michaels Stores Pin Pad Litigation (“In Re Michaels Stores Consolidated Complaint”) was filed in the U.S. District Court for the Northern District of Illinois. On August 8, 2011, we filed a Motion to Dismiss the In Re Michaels Stores Consolidated Complaint. On November 23, 2011, the Court dismissed the Stored Communications Act and negligence claims under Illinois law, but denied the motion as to the breach of implied contract and Illinois Consumer Fraud and Deceptive Practices Act claims.

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

On August 20, 2012, we reached a tentative class-wide settlement with plaintiffs that is subject to the Court’s approval.  The settlement, if approved, will not have a material effect on our consolidated financial statements.

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

For some of the matters disclosed above, as well as other matters previously disclosed in the Company’s filings with the Securities and Exchange Commission, the Company is currently able to estimate a reasonably possible loss or range of loss in excess of amounts accrued (if any). For some of the matters included within this estimation, an accrual has been made because a loss is believed to be both probable and reasonably estimable, but an exposure to loss exists in excess of the amount accrued; in these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, although estimable, is believed to be reasonably possible, but not probable; in these cases the estimate reflects the reasonably possible loss or range of loss within the ranges identified. For the various ranges identified, the aggregate of these estimated amounts is approximately $17 million, which is also inclusive of amounts accrued by the Company.

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

Note 8.  Segments and Geographic Information

We consider our Michaels — U.S., Michaels — Canada, and Aaron Brothers operations to be our operating segments for purposes of determining reportable segments based on the criteria of ASC 280, Segment Reporting. We determined that our operating segments have similar economic characteristics and meet the aggregation criteria set forth in ASC 280. Therefore, we combine all operating segments into one reporting segment.

Our sales and assets by country are as follows:

	Quarter Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(in millions)
Net Sales:
United States	$812	$778	$1,703	$1,645
Canada	80	79	167	165
Consolidated Total	$892	$857	$1,870	$1,810

	July 28, 2012	January 28, 2012	July 30, 2011
	(in millions)
Total Assets:
United States	$1,569	$1,713	$1,502
Canada	117	109	85
Consolidated Total	$1,686	$1,822	$1,587

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

	Quarter Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(in millions)

Net income	$13	$10	$66	$47
Interest expense	61	61	127	126
Loss on early extinguishment of debt	—	4	—	15
Provision for income taxes	8	6	38	29
Depreciation and amortization	22	25	46	50
EBITDA (excluding loss on early extinguishment of debt)	$104	$106	$277	$267

Note 9.  Related Party Transactions

We pay annual management fees to Bain Capital Partners, LLC (“Bain Capital”) and The Blackstone Group L.P. (“The Blackstone Group”) and Highfields Capital Management LP in the amount of $12 million and $1 million, respectively. We recognized $4 million of expense related to annual management fees during the second quarter of each of fiscal 2012 and fiscal 2011, respectively, and $7 million during each of the six months ended July 28, 2012 and July 30, 2011. These expenses are included in related party expenses on the Consolidated Statements of Operations and Comprehensive Income.

Bain Capital owns a majority equity position in LogicSource, an external vendor we utilize for print procurement services.  Payments associated with this vendor during the quarter and six months ended July 28, 2012, were $1 million and $3 million, respectively. Payments associated with this vendor during the quarter and six months ended July 30, 2011, were $1 million and $2 million, respectively. These expenses are included in Selling, general and administrative expense on the Consolidated Statements of Operations and Comprehensive Income.

Bain Capital owns a majority equity position in Unisource, an external vendor we utilized to print our circular advertisements. During the first quarter of fiscal 2011, we stopped utilizing this vendor for these services.  Payments for the six months ended July 30, 2011 were $6 million.  These expenses are included in Selling, general and administrative expense on the Consolidated Statements of Operations and Comprehensive Income.

During the second quarter of fiscal 2011, The Blackstone Group acquired a majority equity position in Centro Properties Group, a vendor we utilize to lease certain properties. Payments associated with this vendor during the second quarter of each of fiscal 2012 and fiscal 2011 were $1 million. Payments for the six months ended July 28, 2012, and July 30, 2011, were $2 million and $1 million, respectively. These expenses are included in Cost of sales and occupancy expense in the Consolidated Statements of Operations and Comprehensive Income.

The Blackstone Group owns a majority equity position in RGIS, an external vendor we utilize to count our store inventory. Payments associated with this vendor during the second quarter fiscal 2012 and fiscal 2011 were $1 million and $2 million, respectively.  Payments for each of the six months ended July 28, 2012 and July 30, 2011 were $3 million and $4 million, respectively.  These expenses are included in Selling, general and administrative expense on the Consolidated Statements of Operations and Comprehensive Income.

The Blackstone Group owns a majority equity position in Vistar, an external vendor we utilize for all of the candy-type items in our stores.  Payments associated with this vendor during the second quarter of each of fiscal 2012 and fiscal 2011 were $6 million. Payments for the six months ended July 28, 2012, and July 30, 2011, were $11 million and $9 million, respectively. These expenses are recognized in cost of sales as the sales are recorded.

The Company periodically provides officers of Michaels Stores, Inc. and its subsidiaries the opportunity to purchase shares of our Common Stock. There were no shares sold to officers during first six months of each of fiscal 2012 and fiscal 2011.  Also, during the second quarter and six months ended July 28, 2012, we repurchased 5,333 shares from officers who are no longer with the Company.  During the second quarter of fiscal 2011 and the six months ended July 30, 2011, we repurchased 169,334 and 174,667 shares, respectively, from officers who are no longer with the Company.

Our current directors (other than Jill A. Greenthal) are affiliates of Bain Capital or The Blackstone Group.  As such, some or all of such directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain Capital and The Blackstone Group.  As of July 28, 2012, affiliates of The Blackstone Group held $51 million of our senior secured term loan.

Note 10.  Condensed Consolidating Financial Information

All obligations of Michaels Stores, Inc. under the Senior notes, Senior subordinated notes, Subordinated discount notes, senior secured term loan facility, and senior secured asset-based revolving credit facility are guaranteed by each of our subsidiaries other than Aaron Brothers Card Services, LLC and Artistree of Canada, ULC. As of July 28, 2012, the financial statements of Aaron Brothers Card Services, LLC and Artistree of Canada, ULC were immaterial. Each subsidiary guarantor is 100% owned by the parent and all guarantees are joint and several and full and unconditional.

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

Supplemental Condensed Consolidating Balance Sheet

	July 28, 2012
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$93	$20	$—	$113
Merchandise inventories	600	322	—	922
Intercompany receivables	—	556	(556)	—
Other	135	23	—	158
Total current assets	828	921	(556)	1,193
Property and equipment, net	265	61	—	326
Goodwill	95	—	—	95
Investment in subsidiaries	586	—	(586)	—
Other assets	69	3	—	72
Total assets	$1,843	$985	$(1,142)	$1,686

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$8	$269	$—	$277
Accrued liabilities and other	232	119	—	351
Current portion of long-term debt	1	—	—	1
Intercompany payable	556	—	(556)	—
Other	3	—	—	3
Total current liabilities	800	388	(556)	632
Long-term debt	3,363	—	—	3,363
Other long-term liabilities	86	11	—	97
Total stockholders’ deficit	(2,406)	586	(586)	(2,406)
Total liabilities and stockholders’ deficit	$1,843	$985	$(1,142)	$1,686

Supplemental Condensed Consolidating Balance Sheet

	January 28, 2012
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$363	$8	$—	$371
Merchandise inventories	554	286	—	840
Intercompany receivables	—	466	(466)	—
Other	103	20	—	123
Total current assets	1,020	780	(466)	1,334
Property and equipment, net	249	63	—	312
Goodwill	95	—	—	95
Investment in subsidiaries	410	—	(410)	—
Other assets	78	3	—	81
Total assets	$1,852	$846	$(876)	$1,822

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9	$292	$—	$301
Accrued liabilities and other	257	132	—	389
Current portion of long-term debt	127	—	—	127
Intercompany payable	466	—	(466)	—
Other	19	1	—	20
Total current liabilities	878	425	(466)	837
Long-term debt	3,363	—	—	3,363
Other long-term liabilities	85	11	—	96
Total stockholders’ deficit	(2,474)	410	(410)	(2,474)
Total liabilities and stockholders’ deficit	$1,852	$846	$(876)	$1,822

Supplemental Condensed Consolidating Balance Sheet

	July 30, 2011
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$27	$—	$—	$27
Merchandise inventories	583	314	—	897
Intercompany receivables	—	416	(416)	—
Other	134	24	—	158
Total current assets	744	754	(416)	1,082
Property and equipment, net	245	65	—	310
Goodwill	95	—	—	95
Investment in subsidiaries	454	—	(454)	—
Other assets	99	1		100
Total assets	$1,637	$820	$(870)	$1,587

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1	$249	$—	$250
Accrued liabilities and other	227	105	—	332
Current portion of long-term debt	140	—	—	140
Intercompany payable	416	—	(416)	—
Other	2	—	—	2
Total current liabilities	786	354	(416)	724
Long-term debt	3,387	—	—	3,387
Other long-term liabilities	69	12	—	81
Total stockholders’ deficit	(2,605)	454	(454)	(2,605)
Total liabilities and stockholders’ deficit	$1,637	$820	$(870)	$1,587

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

	Quarter Ended July 28, 2012
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$777	$521	$(406)	$892
Cost of sales and occupancy expense	515	444	(406)	553
Gross profit	262	77	—	339
Selling, general, and administrative expense	219	33	—	252
Related party expenses	4	—	—	4
Store pre-opening costs	1	—	—	1
Operating income	38	44	—	82
Interest expense	61	—	—	61
Loss on early extinguishment of debt	—	—	—	—
Other (income) and expense, net	—	—	—	—
Intercompany charges (income)	15	(15)	—	—
Equity in earnings of subsidiaries	59	—	(59)	—
Income before income taxes	21	59	(59)	21
Provision for income taxes	8	22	(22)	8
Net income	13	37	(37)	13

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(2)	—	—	(2)
Comprehensive income	$11	$37	$(37)	$11

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

	Quarter Ended July 30, 2011
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$744	$491	$(378)	$857
Cost of sales and occupancy expense	494	413	(378)	529
Gross profit	250	78	—	328
Selling, general, and administrative expense	209	32	—	241
Related party expenses	4	—	—	4
Store pre-opening costs	1	—	—	1
Operating income	36	46	—	82
Interest expense	61	—	—	61
Loss on early extinguishment of debt	4	—	—	4
Other (income) and expense, net	1	—	—	1
Intercompany charges (income)	15	(15)	—	—
Equity in earnings of subsidiaries	61	—	(61)	—
Income before income taxes	16	61	(61)	16
Provision for income taxes	6	23	(23)	6
Net income	10	38	(38)	10
Comprehensive income	$10	$38	$(38)	$10

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

	Six Months Ended July 28, 2012
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$1,638	$1,070	$(838)	$1,870
Cost of sales and occupancy expense	1,051	906	(838)	1,119
Gross profit	587	164	—	751
Selling, general, and administrative expense	444	68	—	512
Related party expenses	7	—	—	7
Store pre-opening costs	2	—	—	2
Operating income	134	96	—	230
Interest expense	127	—	—	127
Loss on early extinguishment of debt	—	—	—	—
Other (income) and expense, net	—	(1)	—	(1)
Intercompany charges (income)	32	(32)	—	—
Equity in earnings of subsidiaries	129	—	(129)	—
Income before income taxes	104	129	(129)	104
Provision for income taxes	38	47	(47)	38
Net income	66	82	(82)	66
Comprehensive income	$66	$82	$(82)	$66

Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income

	Six Months Ended July 30, 2011
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$1,582	$1,018	$(790)	$1,810
Cost of sales and occupancy expense	1,034	845	(790)	1,089
Gross profit	548	173	—	721
Selling, general, and administrative expense	430	65	—	495
Related party expenses	7	—	—	7
Store pre-opening costs	2	—	—	2
Operating income	109	108	—	217
Interest expense	126	—	—	126
Loss on early extinguishment of debt	15	—	—	15
Other (income) and expense, net	3	(3)	—	—
Intercompany charges (income)	32	(32)	—	—
Equity in earnings of subsidiaries	143	—	(143)	—
Income before income taxes	76	143	(143)	76
Provision for income taxes	29	54	(54)	29
Net income	47	89	(89)	47

Other comprehensive income, net of tax:
Foreign currency translation adjustment	1	—	—	1
Comprehensive income	$48	$89	$(89)	$48

Supplemental Condensed Consolidating Statement of Cash Flows

	Six Months Ended July 28, 2012
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net cash used in operating activities	$(98)	$68	$(49)	$(79)

Investing activities:
Cash paid for property and equipment	(38)	(7)	—	(45)
Net cash used in investing activities	(38)	(7)	—	(45)

Financing activities:
Net repayments of long-term debt	(127)	—	—	(127)
Intercompany dividends	—	(49)	49	—
Other financing activities	(7)	—	—	(7)
Net cash used in financing activities	(134)	(49)	49	(134)

Decrease in cash and equivalents	(270)	12	—	(258)
Beginning cash and equivalents	363	8	—	371
Ending cash and equivalents	$93	$20	$—	$113

Supplemental Condensed Consolidating Statement of Cash Flows

	Six Months Ended July 30, 2011
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net cash used in operating activities	$(47)	$50	$(51)	$(48)

Investing activities:
Cash paid for property and equipment	(37)	(9)	—	(46)
Net cash used in investing activities	(37)	(9)	—	(46)

Financing activities:
Net repayments of long-term debt	(177)	—	—	(177)
Intercompany dividends	—	(51)	51	—
Other financing activities	(21)	—	—	(21)
Net cash used in financing activities	(198)	(51)	51	(198)

Decrease in cash and equivalents	(282)	(10)	—	(292)
Beginning cash and equivalents	309	10	—	319
Ending cash and equivalents	$27	$—	$—	$27

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

General

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31.  All references herein to “fiscal 2012” relate to the 53 weeks ending February 2, 2013 and all references to “fiscal 2011” relate to the 52 weeks ended January 28, 2012. In addition, all references herein to “the second quarter of fiscal 2012” relate to the 13 weeks ended July 28, 2012 and all references to “the second quarter of fiscal 2011” relate to the 13 weeks ended July 30, 2011.  Finally, all references to “the six months ended July 28, 2012” relate to the 26 weeks ended July 28, 2012, and “the six months ended July 30, 2011” relate to the 26 weeks ended July 30, 2011.

The following table sets forth certain of our unaudited operating data:

	Quarter Ended		Six Months Ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Michaels stores:
Retail stores open at beginning of period	1,066	1,049	1,064	1,045
Retail stores opened during the period	8	5	10	10
Retail stores opened (relocations) during the period	4	4	10	8
Retail stores closed during the period	—	—	—	(1)
Retail stores closed (relocations) during the period	(4)	(4)	(10)	(8)
Retail stores open at end of period	1,074	1,054	1,074	1,054

Aaron Brothers stores:
Retail stores open at beginning of period	130	136	134	137
Retail stores closed during the period	(2)	—	(6)	(1)
Retail stores open at end of period	128	136	128	136

Total store count at end of period	1,202	1,190	1,202	1,190

Other operating data:
Average inventory per Michaels store (in thousands) (1)	$823	$816	$823	$816
Comparable store sales increase (2)	2.9%	1.8%	2.1%	3.1%

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

Results of Operations

The following table sets forth the percentage relationship to Net sales of each line item of our unaudited consolidated Statements of Operations and Comprehensive Income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes, contained herein.

	Quarter Ended		Six Months Ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	62.0	61.7	59.8	60.2
Gross profit	38.0	38.3	40.2	39.8
Selling, general, and administrative expense	28.3	28.1	27.4	27.3
Related party expenses	0.5	0.5	0.4	0.4
Store pre-opening costs	0.1	0.1	0.1	0.1
Operating income	9.1	9.6	12.3	12.0
Interest expense	6.8	7.1	6.8	7.0
Loss on early extinguishment of debt	—	0.5	—	0.8
Other (income) and expense, net	—	0.1	—	—
Income before income taxes	2.3	1.9	5.5	4.2
Provision for income taxes	0.9	0.7	2.0	1.6
Net income	1.4%	1.2%	3.5%	2.6%

Quarter Ended July 28, 2012 Compared to the Quarter Ended July 30, 2011

Net Sales—Net sales increased for the second quarter of fiscal 2012 by $35 million, or 4.1%, over the second quarter of fiscal 2011 due primarily to a $24 million increase in comparable store sales. Comparable store sales increased 2.9% driven by a 3.0% increase in customer transactions and a positive impact of 0.9% from deferred custom framing revenue, partially offset by a 1.0% decrease in the average ticket.  The fluctuation in the exchange rates between the United States and Canadian dollars adversely impacted the average ticket by 40 basis points.  The Company experienced its strongest sales increase for the quarter in custom framing within our framing department. In addition, sales from our non-comparable stores provided incremental revenue of $11 million.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $24 million to $553 million in the second quarter of fiscal 2012 from $529 million in the second quarter of fiscal 2011 due primarily to a $13 million increase in merchandise costs associated with higher sales and a $6 million increase as a result of unfavorable shrink experience in the second quarter of fiscal 2012.  In addition, our inventory markdown expense increased $3 million mainly due to an increase in discontinued stock keeping units associated with planned merchandise resets.

Cost of sales and occupancy expense increased 30 basis points as a percentage of Net sales to 62.0% for the second quarter of fiscal 2012 from 61.7% for the second quarter of fiscal 2011. The unfavorable shrink experience and the increase in inventory markdown expense contributed 60 basis points and 40 basis points, respectively, to the increase in cost of sales. In addition, we had a 30 basis point increase from the timing of the recognition of vendor allowances and a 20 basis point increase in freight and distribution costs.  These amounts were partially offset by a 40 basis point decrease in merchandise costs driven by our direct import and private brand initiatives, as well as improved pricing and promotion management. Additionally, occupancy costs decreased 50 basis points due to increased leverage on higher comparable store sales and we had a 30 basis point decrease from improved efficiencies in our vertically integrated framing operations.

Selling, General and Administrative Expense—Selling, general and administrative expense was $252 million in the second quarter of fiscal 2012 compared to $241 million in the second quarter of fiscal 2011. Selling, general and administrative expense increased $11 million driven by an increase in store payroll and benefits expense.  Specifically, the increase was the result of $4 million in incremental costs for operating 20 additional Michaels stores, $4 million in labor for merchandise resets and training for our new store labor model, $2 million due to increased group insurance claims, and $1 million from an increase in the average hourly wage rate. As a percentage of Net sales, Selling, general and administrative expense increased 20 basis points due to a 30 basis point increase in store payroll and a 20 basis point increase in group insurance for the reasons indicated above. These amounts were partially offset by a 20 basis point decrease in advertising expense from a reduction in the number of newspaper circulars.

Related Party Expenses—Related party expenses were $4 million in the second quarter of each of fiscal 2012 and fiscal 2011, consisting of management fees and associated expenses paid to our Sponsors and Highfields Capital Management, LP.

Interest Expense—Interest expense in the second quarter of fiscal 2012 was consistent with the second quarter of fiscal 2011 at $61 million due to a higher average interest rate associated with our amended senior secured term loan facility, offset by a $163 million reduction in our total debt outstanding.

Loss on Early Extinguishment of Debt—We recorded a loss of $4 million related to the early extinguishment of $31 million face value, or $29 million accreted value, of our 13% Subordinated Discount Notes during the second quarter of fiscal 2011. The $4 million loss was comprised of $2 million to recognize the unrealized interest accretion and write off of related debt issuance costs, as well as $2 million of purchase premiums.

Other (Income) and Expense, net—Other expense in the second quarter of fiscal 2011 is related to a $1 million unfavorable change in the fair value of the interest rate cap as more fully described in Note 5 to the consolidated financial statements.

Provision for Income Taxes—The effective tax rate was 40.1% for the second quarter of fiscal 2012. The effective tax rate was 36.7% for the second quarter of fiscal 2011. As a result of our low income base for the second quarter of each of fiscal 2012 and fiscal 2011, our effective rate is highly sensitive to changes caused by discrete items and permanent differences (i.e. differences between book income and tax income that are not expected to reverse in future periods).

Six Months Ended July 28, 2012 Compared to the Six Months Ended July 30, 2011

Net Sales—Net sales increased for the first six months of fiscal 2012 by $60 million, or 3.3%, over the first six months of fiscal 2011 due primarily to a $39 million increase in comparable store sales. Comparable store sales increased 2.1% due to an increase in customer transactions of 2.7%, partially offset by a decrease in the average ticket of 0.6%. The fluctuation in the exchange rates between the United States and Canadian dollars adversely impacted the average ticket by 30 basis points. The Company experienced its strongest sales increase for the first six months of fiscal 2012 in decorative art within our general and children’s crafts department. In addition, sales from our non-comparable stores provided incremental revenue of $21 million.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $30 million to $1.119 billion for the first six months of fiscal 2012 from $1.089 billion for the first six months of fiscal 2011 due primarily to a $14 million increase in merchandise costs associated with higher sales, a $7 million increase from the timing of the recognition of vendor allowances and a $7 million increase in freight and distribution costs.

Cost of sales and occupancy expense decreased 40 basis points as a percentage of Net sales to 59.8% for the first six months of fiscal 2012 from 60.2% for the first six months of fiscal 2011. Merchandise cost decreased 80 basis points driven by our direct import and private brand initiatives, as well as improved pricing and promotion management. In addition, occupancy costs decreased 50 basis points due to increased leverage on higher comparable store sales. These amounts were partially offset by a 50 basis point increase from the timing of the recognition of vendor allowances and a 40 basis point increase in freight and distribution costs.

Selling, General, and Administrative Expense—Selling, general and administrative expense was $512 million for the first six months of fiscal 2012 compared to $495 million for the first six months of fiscal 2011. Selling, general and administrative expense increased $17 million driven by a n increase in store payroll and benefits expense.  Specifically, the increase was the result of $6 million in incremental costs for operating 20 additional Michaels stores, $6 million in labor for merchandise resets and training for our new store labor model, $4 million due to increased group insurance claims, and $1 million from an increase in the average hourly wage rate. As a percentage of Net sales, Selling, general and administrative expense increased 10 basis points due to a 30 basis point increase in store payroll and a 20 basis point increase in group insurance for the reasons indicated above. These amounts were partially offset by a 30 basis point decrease in advertising expense from a reduction in the number of newspaper circulars.

Related Party Expenses—Related party expenses were $7 million for the first six months of each of fiscal 2012 and fiscal 2011, consisting of management fees and associated expenses paid to our Sponsors and Highfields Capital Management, LP.

Interest Expense—Interest expense increased $1 million for the first six months of fiscal 2012 compared to the first six months of 2011 due to a higher average interest rate associated with our amended senior secured term loan facility, partially offset by a $163 million reduction in our total debt outstanding.

Loss on Early Extinguishment of Debt—During the first six months of fiscal 2011, we recorded a loss of $15 million related to the early extinguishment of $124 million face value, or $116 million accreted value, of our 13% Subordinated Discount Notes. The $15 million loss is comprised of $10 million to recognize the unrealized interest accretion and write off of related debt issuance costs, as well as $5 million of purchase premiums.

Other (Income) and Expense, net—Other income for the first six months of fiscal 2012 is related primarily to a $1 million foreign exchange rate gain. Other expense for the first six months of fiscal 2011 is related to a $3 million unfavorable change in the fair value of our interest rate cap offset by $3 million related to foreign exchange rate gains.

Provision for Income Taxes—The effective tax rate was 36.6% for the first six months of fiscal 2012. The effective tax rate was 38.3% for the first six months of fiscal 2011. The rate was lower than the prior year six month tax rate due primarily to a favorable impact related to our reserve for uncertain tax positions. We currently estimate our annualized effective tax rate for fiscal 2012 to be 37.6%.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, to purchase inventory, to service our outstanding debt, and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities, and funds available under our senior secured asset-based revolving credit facility will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and growth for the foreseeable future. Our senior secured asset-based revolving credit facility provides senior secured financing of up to $850 million, subject to a borrowing base. As of July 28, 2012, the borrowing base was $690 million, of which we had no outstanding borrowings, $63 million of outstanding letters of credit and $627 million of excess availability. Our cash and equivalents decreased $258 million from $371 million at January 28, 2012, to $113 million at July 28, 2012.

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

Cash Flow from Operating Activities

Cash flow used in operating activities during the first six months of fiscal 2012 was $79 million compared to $48 million during the first six months of fiscal 2011. The $31 million change was primarily due to a $24 million decrease in non-cash accretion as our Subordinated Discount Notes were fully accreted as of November 1, 2011. In addition, we had an $11 million decrease from the timing of inventory purchases and an $11 million decrease as a result of the timing of accounts payable. These amounts were partially offset by an increase of $8 million from the timing of income tax payments and a $4 million increase in Net income before the consideration of the $15 million loss on the extinguished Subordinated Discount Notes in the first six months of fiscal 2011.

Average inventory per Michaels store (including supporting distribution centers) increased 0.8% from $816,000 at July 30, 2011 to $823,000 at July 28, 2012 primarily due to the timing of seasonal purchases. We anticipate average inventory per Michaels store at the end of fiscal 2012 to be flat compared to the end of fiscal 2011.

Cash Flow from Investing Activities

Cash flow used in investing activities represents the following capital expenditure activities:

	Six Months Ended
	July 28,	July 30,
	2012	2011
	(in millions)
New and relocated stores and stores not yet opened (1)	$15	$12
Existing stores	8	9
Information systems	16	20
Corporate and other	6	5
	$45	$46

(1)                                 In the first six months of fiscal 2012, we incurred capital expenditures related to the opening of ten Michaels stores in addition to the relocation of ten Michaels stores. In the first six months of fiscal 2011, we incurred capital expenditures related to the opening of ten Michaels stores in addition to the relocation of eight Michaels stores.

Cash Flow from Financing Activities

Cash flow used in financing activities during the first six months of fiscal 2012 was $134 million compared to $198 million during the first six months of fiscal 2011. The $64 million dollar decrease was due in part to the repurchase of $124 million face value of our Subordinated Discount Notes in the first half of fiscal 2011, for which we paid $5 million in purchase premiums and third party fees. In addition, we made a voluntary prepayment of $50 million on our senior secured term loan facility. These amounts were partially offset by the $127 million AHYDO payment made on our Subordinated Discount Notes during the second quarter of fiscal 2012.

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

	Quarter Ended		Six Months Ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
	(in millions)
Net cash used in operating activities	$(120)	$(67)	$(79)	$(48)
Depreciation and amortization	(22)	(25)	(46)	(50)
Share-based compensation	(2)	(2)	(3)	(4)
Debt issuance costs amortization	(4)	(4)	(8)	(8)
Accretion of long-term debt	—	(11)	—	(24)
Change in fair value of interest rate cap	—	(1)	—	(3)
Change in fair value of contingent consideration	—	1	—	1
Loss on early extinguishment of debt	—	(4)	—	(15)
Changes in assets and liabilities	161	123	202	198
Net income	13	10	66	47
Interest expense	61	61	127	126
Loss on early extinguishment of debt	—	4	—	15
Provision for income taxes	8	6	38	29
Depreciation and amortization	22	25	46	50
EBITDA (excluding loss on early extinguishment of debt)	104	106	277	267
Adjustments:
Share-based compensation	2	2	3	4
Sponsor fees	4	4	7	7
Termination expense	—	—	—	1
Store pre-opening costs	1	1	2	2
Store remodel costs	—	1	—	1
Foreign currency transaction gains	—	—	(1)	(3)
Store closing costs	2	1	2	1
Gain on contingent consideration	—	(1)	—	(1)
Loss on interest rate cap	—	1	—	3
Other (1)	2	1	2	2
Adjusted EBITDA	$115	$116	$292	$284

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of July 28, 2012, a 10% increase or decrease in the exchange rate of the U.S. and Canadian dollar would have a $1 million impact on net income.

We have market risk exposure arising from changes in interest rates on our senior secured term loan facility. The interest rates on our Senior Credit Facilities will reprice periodically, which will impact our earnings and cash flow. The interest rates on our notes are fixed.  Based on our overall interest rate exposure to variable rate debt outstanding as of July 28, 2012, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by $20 million. A 1% increase in interest rates would decrease the fair value of our long-term fixed rate debt by $32 million. A 1% decrease in interest rates would increase the fair value of our long-term fixed rate debt by $33 million. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 other than the risk factors set forth below:

We are dependent upon the services of our senior management team, and the failure to attract and retain such individuals could adversely affect our operations

We are dependent on the services, abilities and experience of our executive officers.  The permanent loss of the services of any of these senior executives and any change in the composition of our senior management team could have a negative impact on our ability to execute on our business and operating strategies.

We have recently experienced a significant change in our executive leadership.  On July 19, 2012, John B. Menzer resigned as Chief Executive Officer to focus on recovery and rehabilitation from the stroke he suffered in April. Previously, the Board of Directors of the Company established an interim Office of the Chief Executive Officer (the “CEO Office”) comprised of Charles M. Sonsteby and Lewis S. Klessel, and temporarily transferred Mr. Menzer’s responsibilities to the CEO Office.  Messrs. Sonsteby and Klessel will continue to execute the responsibilities of the Company’s principal executive officer through the CEO Office, until the Company’s search for a new Chief Executive Officer is completed. Our inability to identify, hire and subsequently integrate a new Chief Executive Officer could adversely impact our business, financial condition and results of operations.

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

Dated: August 23, 2012

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