Form 10-Q
period 2012-10-27
MICHAELS STORES INC
filed 2012-11-16
CIK 740670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2012

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

As of November 12, 2012, 118,442,331 shares of the Registrant’s Common Stock were outstanding.

*The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

MICHAELS STORES, INC.

FORM 10-Q

MICHAELS STORES, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

(Unaudited)

	October 27,	January 28,	October 29,
	2012	2012	2011
ASSETS
Current assets:
Cash and equivalents	$161	$371	$111
Merchandise inventories	1,076	840	1,019
Prepaid expenses and other	91	80	80
Deferred income taxes	42	42	52
Income tax receivable	17	1	12
Total current assets	1,387	1,334	1,274
Property and equipment, at cost	1,478	1,391	1,402
Less accumulated depreciation and amortization	(1,134)	(1,079)	(1,086)
Property and equipment, net	344	312	316
Goodwill	95	95	95
Debt issuance costs, net of accumulated amortization of $77, $74, and $71, respectively	53	59	58
Deferred income taxes	18	18	32
Other assets	4	4	5
Total non-current assets	170	176	190
Total assets	$1,901	$1,822	$1,780

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$374	$301	$348
Accrued liabilities and other	424	389	405
Current portion of long-term debt	180	127	135
Deferred income taxes	1	1	—
Income taxes payable	8	19	5
Total current liabilities	987	837	893
Long-term debt	3,188	3,363	3,376
Deferred income taxes	11	11	4
Other long-term liabilities	86	85	79
Total long-term liabilities	3,285	3,459	3,459
Total liabilities	4,272	4,296	4,352
Commitments and contingencies
Stockholders’ deficit:
Common Stock, $0.10 par value, 220,000,000 shares authorized; 118,414,727 shares issued and outstanding at October 27, 2012; 118,265,885 shares issued and outstanding at January 28, 2012; 118,284,809 shares issued and outstanding at October 29, 2011	12	12	12
Additional paid-in capital	49	48	46
Accumulated deficit	(2,438)	(2,540)	(2,637)
Accumulated other comprehensive income	6	6	7
Total stockholders’ deficit	(2,371)	(2,474)	(2,572)
Total liabilities and stockholders’ deficit	1,901	1,822	1,780

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(Unaudited)

	Quarter Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Net sales	$1,014	$996	$2,884	$2,806
Cost of sales and occupancy expense	611	594	1,730	1,683
Gross profit	403	402	1,154	1,123
Selling, general, and administrative expense	278	279	790	774
Related party expenses	3	3	10	10
Store pre-opening costs	3	2	5	4
Operating income	119	118	349	335
Interest expense	60	62	187	188
Loss on early extinguishment of debt	3	1	3	16
Other (income) and expense, net	—	4	(1)	4
Income before income taxes	56	51	160	127
Provision for income taxes	20	19	58	48
Net income	36	32	102	79

Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	(1)	—	—
Comprehensive income	$36	$31	$102	$79

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Nine Months Ended
	October 27,	October 29,
	2012	2011
Operating activities:
Net income	$102	$79
Adjustments:
Depreciation and amortization	71	75
Share-based compensation	4	7
Debt issuance costs amortization	12	13
Accretion of long-term debt	—	35
Change in fair value of interest rate cap	—	4
Change in fair value of contingent consideration	—	(1)
Loss on early extinguishment of debt	3	16
Changes in assets and liabilities:
Merchandise inventories	(236)	(193)
Prepaid expenses and other	(11)	(8)
Accounts payable	72	85
Accrued interest	36	16
Accrued liabilities and other	(11)	2
Income taxes	(27)	(33)
Other long-term liabilities	1	2
Net cash provided by operating activities	16	99

Investing activities:
Additions to property and equipment	(85)	(84)
Net cash used in investing activities	(85)	(84)

Financing activities:
Issuance of senior notes due 2018	213	—
Repurchase of subordinated discount notes due 2016	(127)	(148)
Repayments on senior secured term loan facility	(209)	(50)
Repurchase of senior subordinated notes due 2016	—	(7)
Borrowings on asset-based revolving credit facility	—	102
Payments on asset-based revolving credit facility	—	(102)
Payment of debt issuance costs	(8)	—
Repurchase of Common Stock	(10)	(7)
Proceeds from stock options exercised	7	2
Payment of capital leases	(2)	—
Change in cash overdraft	(5)	(13)
Net cash used in financing activities	(141)	(223)

Decrease in cash and equivalents	(210)	(208)
Cash and equivalents at beginning of period	371	319
Cash and equivalents at end of period	$161	$111

Supplemental Cash Flow Information:
Cash paid for interest	$138	$123
Cash paid for income taxes	$85	$83

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter and Nine Months Ended October 27, 2012

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

Because of the seasonal nature of our business, the results of operations for the quarter and nine months ended October 27, 2012 are not indicative of the results to be expected for the entire year.

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. All references herein to “fiscal 2012” relate to the 53 weeks ending February 2, 2013, and all references to “fiscal 2011” relate to the 52 weeks ended January 28, 2012. In addition, all references herein to “the third quarter of fiscal 2012” relate to the 13 weeks ended October 27, 2012, and all references to “the third quarter of fiscal 2011” relate to the 13 weeks ended October 29, 2011. Finally, all references to “the nine months ended October 27, 2012” relate to the 39 weeks ended October 27, 2012, and “the nine months ended October 29, 2011” relate to the 39 weeks ended October 29, 2011.

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

	October 27, 2012	January 28, 2012	October 29, 2011	Interest Rate
	(in millions)

Senior secured term loan	$1,787	$1,996	$1,996	Variable
Senior notes	1,008	795	795	7.750%
Senior subordinated notes	393	393	393	11.375%
Subordinated discount notes	180	306	327	13.000%
Asset-based revolving credit facility	—	—	—	Variable

Total debt	3,368	3,490	3,511

Less current portion	180	127	135

Long-term debt	$3,188	$3,363	$3,376

Senior Secured Term Loan Facility

On September 27, 2012, we used the net proceeds from the issuance of the Additional Senior Notes (as defined below) to prepay approximately $209 million of our B-1 Term Loans under our Senior Secured Term Loan Facility. In accordance with ASC 470, Debt, we recorded a loss on early extinguishment of debt of approximately $1 million to write off debt issuance costs associated with the prepayment of B-1 Term Loans.

7¾%  Senior Notes due 2018

On September 27, 2012, we issued an additional $200 million aggregate principal amount (the “Additional Senior Notes”) of our 7¾% Senior Notes due November 1, 2018 (the “2018 Senior Notes”) under the Indenture, dated as of October 21, 2010 (the “Indenture”), by and among the Company, the guarantors party thereto (“Guarantors”) and Law Debenture Trust Company of New York, as trustee (“Trustee”), as amended on the date of such issuance by a supplemental indenture, dated as of September 27, 2012, by and among the Company, the Guarantors and the Trustee.  The Additional Senior Notes were issued at a premium of 106.25% of face value, resulting in an effective interest rate of 6½%. The Additional Senior Notes form a single class with the 2018 Senior Notes previously issued under the Indenture and have terms that are identical to the previously issued 2018 Senior Notes (as described in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012), except that interest on the Additional Senior Notes accrues from and including May 1, 2012, and the Additional Senior Notes are subject to the Registration Rights Agreement described below.

Pursuant to the Registration Rights Agreement with respect to the Additional Senior Notes, entered into by the Company, the Guarantors and the initial purchasers of the Additional Senior Notes, on September 27, 2012, we agreed that we will use our reasonable best efforts to register with the Securities and Exchange Commission, notes having substantially identical terms as the Additional Senior Notes as part of an offer to exchange freely tradable exchange notes for the Additional Senior Notes (the “Exchange Offer”). We are required to use our reasonable best efforts to cause the Exchange Offer to be completed or, if required, to have a shelf registration statement declared effective, within 360 days after the issue date of the Additional Senior Notes.

If we fail to meet this target (a “Registration Default”), the annual interest rate on the Additional Senior Notes will increase by 0.25%. The annual interest rate on the Additional Senior Notes will increase by an additional 0.25% for each subsequent 90-day period during which the Registration Default continues, up to a maximum additional interest rate of 1.00% per year over the applicable interest rate described above. If the Registration Default is corrected, the applicable interest rate on the Additional Senior Notes will revert to the original level.

In accordance with ASC 470, we recorded $4 million of debt issuance costs that will be amortized as interest expense over the life of the Additional Senior Notes.

13%  Subordinated Discount Notes due 2016

On May 1, 2012, as required pursuant to the indenture (“Subordinated Discount Notes Indenture”) governing our 13% Subordinated Discount Notes due 2016 (“Subordinated Discount Notes”), we redeemed that portion of each Subordinated Discount Note outstanding on such date equal to the amount sufficient, but not in excess of the amount necessary, to ensure that such Subordinated Discount Note will not be an applicable high yield discount obligation (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended (the “AHYDO Amount”).  These redemptions were at a price equal to 100% of the Accreted Value (as defined in the Subordinated Discount Notes Indenture) of such portion as of the date of redemption. The aggregate payment of $127 million made on May 1, 2012, was required to ensure the Subordinated Discount Notes would not be AHYDO instruments.

On October 1, 2012, we delivered to the holders of our remaining outstanding Subordinated Discount Notes due 2016 an irrevocable notice of redemption of all of our outstanding Subordinated Discount Notes. Subsequent to the end of the period, on November 1, 2012, we redeemed a portion of the Subordinated Discount Notes equal to the AHYDO Amount at a redemption price equal to 100% and the remaining Subordinated Discount Notes at a redemption price equal to 104.333%.  In accordance with ASC 470, we will record a loss on early extinguishment of debt of approximately $11 million related to the redemption of our Subordinated Discount Notes. The $11million loss is comprised of a $8 million redemption premium and $3 million to write off related debt issuance costs.

Senior Secured Asset-Based Revolving Credit Facility

On September 17, 2012, we entered into a second amended and restated credit agreement (the “Restated Credit Agreement”) to amend various terms of our amended and restated credit agreement, dated as of February 18, 2010. The Restated Credit Agreement, together with related security, guarantee and other agreements, is referred to as the “Restated Revolving Credit Facility”.

The Restated Revolving Credit Facility provides for senior secured financing of up to $650 million, subject to a borrowing base, maturing on September 17, 2017 (the “ABL Maturity Date”). The borrowing base under the Restated Revolving Credit Facility equals the sum of (i) 90% of eligible credit card receivables and debit card receivables, plus (ii) 90% of the appraised net orderly liquidation value of eligible inventory, plus (iii) the lesser of (x) 90% of the appraised net orderly liquidation value of inventory supported by eligible letters of credit and (y) 90% of the face amount of eligible letters of credit supported by eligible letters of credit, minus (iv) certain reserves.

The Restated Revolving Credit Facility provides us with the right to request up to $200 million of additional commitments under the Restated Revolving Credit Facility. The lenders under the Restated Revolving Credit Facility will not be under any obligation to provide any such additional commitments, and any increase in commitments is subject to customary conditions precedent. If we were to request any such additional commitments, and the existing lenders or new lenders were to agree to provide such commitments, the facility size could be increased to up to $850 million, but our ability to borrow under the Restated Revolving Credit Facility would still be limited by the borrowing base.

Borrowings under the Restated Revolving Credit Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Wells Fargo, (2) the federal funds effective rate plus 0.50% and (3) a London Interbank Offered Rate(“LIBOR”) subject to certain adjustments plus 1.00% or (b) a LIBOR subject to certain adjustments, in each case plus an applicable margin. The initial applicable margin is (a) 0.75% for prime rate borrowings and 1.75% for LIBOR borrowings. The applicable margin is subject to adjustment each fiscal quarter based on the excess availability under the Restated Revolving Credit Facility. Same-day borrowings bear interest at the base rate plus the applicable margin.

We are required to pay a commitment fee on the unutilized commitments under the Restated Revolving Credit Facility, which initially is 0.375% per annum. The commitment fee is subject to adjustment each fiscal quarter. If average daily excess availability is less than or equal to 50% of the total commitments, the commitment fee will be 0.25% per annum, and if average daily excess availability is greater than 50% of the total commitments, the commitment fee will be 0.375%. In addition, we must pay customary letter of credit fees and agency fees.

If, at any time, the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Restated Revolving Credit Facility exceeds the lesser of (i) the commitment amount and (ii) the borrowing base (the “Loan Cap”), we will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If excess availability under the Restated Revolving Credit Facility is less than (i) 12.5% of the Loan Cap, for five consecutive business days, or (ii) $65 million, at any time, or if certain events of default have occurred, we will be required to repay outstanding loans and cash collateralize letters of credit with the cash we are required to deposit daily in a collection account maintained with the agent under the Restated Revolving Credit Facility. Excess availability under the

Restated Revolving Credit Facility means the lesser of the Loan Cap minus the outstanding credit extensions. We may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty other than customary breakage costs with respect to LIBOR loans. There is no scheduled amortization under the Restated Revolving Credit Facility; the principal amount of the loans outstanding is due and payable in full on the ABL Maturity Date.

From the time when we have excess availability less than the greater of (a) 10% of the Loan Cap and (b) $50 million, until the time when we have excess availability greater than the greater of (a) 10% of the Loan Cap and (b) $50 million for 30 consecutive days, the Restated Revolving Credit Facility will require us to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0. The Restated Revolving Credit Facility also contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default (including change of control and cross-default to material indebtedness).

In accordance with ASC 470, we recorded a loss on early extinguishment of debt of approximately $2 million to write off debt issuance costs related to the Restated Revolving Credit Facility, with the remaining $7 million of unamortized debt issuance costs being amortized over the revised life. In addition, we recorded $4 million of debt issuance costs associated with the execution of the Restated Revolving Credit Facility that will be amortized as interest expense over the life of the Restated Revolving Credit Facility.

As of October 27, 2012, the borrowing base was $650 million, of which we had no outstanding borrowings, $61 million of outstanding letters of credit, and $589 million of unused borrowing capacity. Subsequent to the end of the period, on November 1, 2012, we borrowed $216 million under our Restated Revolving Credit Facility to fund the redemption of the Subordinated Discount Notes described above as well as other working capital needs, resulting in $373 million of unused borrowing capacity thereunder as of such date.

Note 3.  Comprehensive Income

Accumulated other comprehensive income, net of tax, is reflected in the Consolidated Balance Sheets as follows:

Foreign Currency Translation and Other
(in millions)
Balance at January 28, 2012	$6
Foreign currency translation adjustment	—
Balance at October 27, 2012	$6

Note 4.  Derivative Instruments

We are exposed to fluctuations in interest rates on our senior secured term loan facility. During fiscal 2009, we purchased an interest rate derivative with the objective to cap our exposure to interest rate increases on our senior secured term loan facility that result from fluctuations in the three-month LIBOR (the “cap”). The cap limits our interest exposure on a notional value of $2.0 billion to the lesser of the three-month LIBOR or 7.0%.  The term of the cap extends to the first quarter of fiscal 2015. The interest rate cap does not qualify for cash flow hedge accounting under ASC 815, Derivatives and Hedging. The fair value of the cap as of October 27, 2012 and January 28, 2012 was nominal and is included in Other assets on the Consolidated Balance Sheets. The fair value of the cap as of October 29, 2011 was $2 million. The change in fair value of the cap for the quarter and nine months ended October 27, 2012 was minimal. The change in fair value of the cap for the quarter and nine months ended October 29, 2011, resulted in a loss of $1 million and a loss of $4 million, respectively. These amounts are recorded in Other (income) and expense, net in the Consolidated Statements of Comprehensive Income.

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

During the first quarter of fiscal 2009, we purchased an interest rate derivative with the objective to cap our exposure to interest rate increases on our senior secured term loan facility that result from fluctuations in the three-month LIBO rate. The interest rate cap is measured using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  The fair value of the interest rate cap is determined using the market methodology of discounting the future expected variable cash receipts that would occur if variable interest rates rise above the strike rate of the cap.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These factors are considered Level 2 inputs within the fair value hierarchy. As of October 27, 2012, the fair value of the cap was nominal. See Note 4 for additional information on our derivative instruments.

We apply fair value techniques on a non-recurring basis for the establishment of potential impairment loss related to goodwill pursuant to ASC 350, Intangibles—Goodwill and Other and determining the fair value of long-lived assets pursuant to ASC 360, Property, Plant, and Equipment. During the quarter ended October 27, 2012, there were no events or changes in circumstances indicating the carrying amounts of our goodwill or long-lived assets may not be recoverable.

The table below provides the carrying and fair values of our senior secured term loan and notes as of October 27, 2012. The fair value of our senior secured term loan was determined based on quoted market prices which are considered Level 2 inputs within the fair value hierarchy. The fair value of our notes was determined based on recent trades which are considered Level 1 inputs within the fair value hierarchy.

	Carrying Value	Fair Value
	(in millions)
Senior secured term loan	$1,787	$1,799
Senior notes	1,008	1,080
Senior subordinated notes	393	411
Subordinated discount notes	180	188

Note 6.  Income Taxes

The effective tax rate was 35.7% for the third quarter of fiscal 2012. The effective tax rate was 37.2% for the third quarter of fiscal 2011. The rate was lower than the prior year quarter tax rate due primarily to a favorable impact from discrete items.

The effective tax rate was 36.3% for the first nine months of fiscal 2012. The effective tax rate was 37.8% for the first nine months of fiscal 2011. The rate was lower than the prior year nine month tax rate due primarily to a favorable impact related to discrete items. We currently estimate our annualized effective tax rate for fiscal 2012 to be 37.1%.

Note 7.  Commitments and Contingencies

We are involved in ongoing legal and regulatory proceedings.  Other than those described in the following paragraphs, there were no material changes to our disclosures of commitments and contingencies from our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and our Quarterly Report on Form 10-Q for the quarterly periods ended April 28, 2012 and July 28, 2012.

Employee Claims

Ragano Claim

On July 11, 2011, the Company was served with a lawsuit filed in the California Superior Court in and for the County of San Mateo by Anita Ragano, as a purported class action proceeding on behalf of herself and all current and former hourly retail employees employed by Michaels stores in California. We removed the matter to the U.S. District Court for the Northern District of California on August 9, 2011. The complaint was subsequently amended to add an additional named plaintiff, Terri McDonald. The lawsuit alleges that Michaels stores failed to pay all wages and overtime, failed to provide its hourly employees with adequate meal and rest breaks (or compensation in lieu thereof), failed to timely pay final wages, unlawfully withheld wages and failed to provide accurate wage statements and further alleges that the foregoing conduct was in breach of various laws, including California’s unfair competition law. The plaintiffs seek injunctive relief, compensatory damages, meal and rest break penalties, waiting time penalties, interest, and attorneys’ fees and costs. On August 10, 2012, we reached a tentative class-wide settlement with plaintiffs and the Court granted preliminary approval on October 26, 2012. A final approval hearing is scheduled for March 1, 2013.  The settlement, if approval is granted, will not have a material effect on our consolidated financial statements, and was accrued as of October 27, 2012.

Irene Barreras Claim

On July 24, 2012, Irene Barreras, a former employee, filed a purported class action proceeding against Michaels Stores, Inc. in the Superior Court of the State of California for the County of Alameda (“Alameda Superior Court”), alleging unfair business competition and unjust enrichment, wrongful termination, disability discrimination, failure to prevent discrimination, failure to engage in the interactive process, and failure to accommodate mental or physical disabilities.  The suit is brought on Ms. Barreras’ behalf and on behalf of a class of all retail store employees who were terminated from July 24, 2008 to the present, allegedly due to Michaels refusal to engage in the interactive process with, or provide accommodations to, the terminated employees who did not meet the qualifications for medical leaves.  The plaintiff seeks injunctive relief, compensatory damages, punitive damages, consequential damages, general damages, interest, attorneys’ fees and costs.  On August 24, 2012, we removed the case to the United States District Court, Northern District of California. Our motion to dismiss the case is pending. We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We do not believe the resolution of the lawsuit will have a material effect on our consolidated financial statements.

Consumer Class Action Claims

Pricing and Promotion

On April 30, 2012, William J. Henry, a consumer, filed a purported class action proceeding against Michaels Stores, Inc. in the Court of Common Pleas, Lake County, Ohio, on behalf of himself and all similarly-situated Ohio consumers who purchased framing products and/or services from Michaels during weeks where Michaels was advertising a discount for framing products and/or services. The lawsuit alleges that Michaels advertised discounts on its framing products and/or services without actually providing a discount to its customers. The plaintiff claims violation of Ohio law ORC 1345.01 et seq., breach of contract, unjust enrichment and fraud. The plaintiff has alleged damages, penalties and fees not to exceed $5 million, exclusive of interest and costs. We filed a Motion to Dismiss on July 3, 2012.  On October 23, 2012, the Court granted our Motion to Dismiss, in part, dismissing the Plaintiff’s breach of contract claim and denying the motion as to the other claims. We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We do not believe the resolution of this lawsuit will have a material effect on our consolidated financial statements.

Website Tracking and Coding

On June 19, 2012, Jerome Jurgens, a citizen of Missouri, filed a purported class action proceeding against Michaels Stores, Inc. in the 25th Judicial Circuit Court, Phelps County, Missouri, on behalf of himself, Wendy Poepsel and all other similarly-situated Missouri individuals who, on or after June 19, 2007, accessed the Michaels website and had Flash cookies attach to their computers. Plaintiffs allege that Michaels, through the use of its website, makes use of cookies in order to ascertain user’s web browsing habits.  Specifically, the plaintiffs allege violations of the Missouri Computer Tampering and Merchandising Practices Act statutes, as well as common law claims of conversion, trespass to chattels, invasion of privacy and unjust enrichment are alleging damages, penalties and fees not to exceed $5 million, inclusive of costs and attorneys’ fees.  We filed a Motion to Dismiss on August 8, 2012, which was subsequently denied. We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We do not believe the resolution of this lawsuit will have a material effect on our consolidated financial statements.

General

In addition to the litigation discussed above, we are, and in the future, may be involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business.

ASC 450, Contingencies, governs the disclosure and recognition of loss contingencies, including potential losses from litigation and regulatory matters. It imposes different requirements for the recognition and disclosure of loss contingencies based on the likelihood of occurrence of the contingent future event or events. It distinguishes among degrees of likelihood using the following three terms: “probable”, meaning that “the future event or events are likely to occur”; “remote”, meaning that “the chance of the future event or events occurring is slight”; and “reasonably possible”, meaning that “the chance of the future event or events occurring is more than remote but less than likely”. In accordance with ASC 450, the Company accrues for a loss contingency when we conclude the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. When the loss cannot be reasonably estimated we estimate the range of amounts, and if no amount in the range constitutes a better estimate than any other amount, we accrue for the amount at the low end of the range. We adjust our accruals from time to time as we receive additional information, but the loss we incur may be significantly greater than or less than the amount we have accrued. We disclose loss contingencies if there is at least a reasonable possibility that a material loss has been incurred. No accrual or disclosure is required for losses that are remote.

For some of the matters disclosed above, as well as other ongoing matters previously disclosed in the Company’s filings with the Securities and Exchange Commission, the Company is currently able to estimate a reasonably possible loss or range of loss in excess of amounts accrued (if any). For some of the matters included within this estimation, an accrual has been made because a loss is believed to be both probable and reasonably estimable, but an exposure to loss exists in excess of the amount accrued; in these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, although estimable, is believed to be reasonably possible, but not probable; in these cases the estimate reflects the reasonably possible loss or range of loss within the ranges identified. For the various ranges identified, the aggregate of these estimated amounts is approximately $15 million, which is also inclusive of amounts accrued by the Company.

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

Our sales and assets by country are as follows:

	Quarter Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(in millions)
Net Sales:
United States	$915	$906	$2,617	$2,551
Canada	99	90	267	255
Consolidated Total	$1,014	$996	$2,884	$2,806

	October 27, 2012	January 28, 2012	October 29, 2011
	(in millions)
Total Assets:
United States	$1,761	$1,713	$1,670
Canada	140	109	110
Consolidated Total	$1,901	$1,822	$1,780

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

	Quarter Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(in millions)

Net income	$36	$32	$102	$79
Interest expense	60	62	187	188
Loss on early extinguishment of debt	3	1	3	16
Provision for income taxes	20	19	58	48
Depreciation and amortization	25	25	71	75
EBITDA (excluding loss on early extinguishment of debt)	$144	$139	$421	$406

Note 9.  Related Party Transactions

We pay annual management fees to Bain Capital Partners, LLC (“Bain Capital”) and The Blackstone Group L.P. (“The Blackstone Group” and, together with Bain Capital, the “Sponsors”) and Highfields Capital Management LP in the amount of $12 million and $1 million, respectively. We recognized $3 million of expense related to annual management fees during the third quarter of each of fiscal 2012 and fiscal 2011, respectively, and $10 million during each of the nine months ended October 27, 2012 and October 29, 2011. These expenses are included in related party expenses on the Consolidated Statements of Comprehensive Income.

Bain Capital owns a majority equity position in LogicSource, an external vendor we utilize for print procurement services.  Payments associated with this vendor during the quarter and nine months ended October 27, 2012, were $1 million and $3 million, respectively. Payments associated with this vendor during the quarter and nine months ended October 29, 2011, were $1 million and $3 million, respectively. These expenses are included in Selling, general and administrative expense on the Consolidated Statements of Comprehensive Income.

Bain Capital owns a majority equity position in Unisource, an external vendor we utilized to print our circular advertisements. During the first quarter of fiscal 2011, we stopped utilizing this vendor for these services. Payments associated with this vendor for the nine months ended October 29, 2011 were $6 million. These expenses are included in Selling, general and administrative expense on the Consolidated Statements of Comprehensive Income.

During the second quarter of fiscal 2011, The Blackstone Group acquired a majority equity position in Brixmor Properties Group, a vendor we utilize to lease certain properties. Payments associated with this vendor during the third quarter of each of fiscal 2012 and fiscal 2011 were $1 million. Payments associated with this vendor for the nine months ended October 27, 2012, and October 29, 2011, were $3 million and $2 million, respectively. These expenses are included in Cost of sales and occupancy expense in the Consolidated Statements of Comprehensive Income.

The Blackstone Group owns a majority equity position in RGIS, an external vendor we utilize to count our store inventory. Payments associated with this vendor during the third quarter of each of fiscal 2012 and fiscal 2011 were $2 million. Payments associated with this vendor for each of the nine months ended October 27, 2012 and October 29, 2011 were $6 million. These expenses are included in Selling, general and administrative expense on the Consolidated Statements of Comprehensive Income.

The Blackstone Group owns a majority equity position in Vistar, an external vendor we utilize for all of the candy-type items in our stores.  Payments associated with this vendor during the third quarter of fiscal 2012 and fiscal 2011 were $5 million and $4 million, respectively. Payments associated with this vendor for the nine months ended October 27, 2012, and October 29, 2011, were $16 million and $13 million, respectively. These expenses are recognized in cost of sales as the sales are recorded.

The Blackstone Group owns a partial equity position in Hilton Hotels, an external vendor we utilize for hospitality services. Payments associated with this vendor during each of the three and nine months ended October 27, 2012 and October 29, 2011 were $1 million.  These expenses are included in Selling, general, and administrative expense on the Consolidated Statements of Comprehensive Income.

The Company periodically provides officers of Michaels Stores, Inc. and its subsidiaries the opportunity to purchase shares of our Common Stock. There were no shares sold to officers during the first nine months of each of fiscal 2012 and fiscal 2011.  Also, during the third quarter and nine months ended October 27, 2012, we repurchased 9,333 and 14,667 shares, respectively, from officers who are no longer with the Company.  During the third quarter and the nine months ended October 29, 2011, we repurchased 17,333 and 192,001 shares, respectively, from officers who are no longer with the Company.

Our current directors (other than Jill A. Greenthal) are affiliates of Bain Capital or The Blackstone Group.  As such, some or all of such directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain Capital and The Blackstone Group.  As of October 27, 2012, affiliates of The Blackstone Group held $51 million of our senior secured term loan.

Note 10.  Condensed Consolidating Financial Information

All obligations of Michaels Stores, Inc. under the Senior notes, Senior subordinated notes, Subordinated discount notes, senior secured term loan facility, and senior secured asset-based revolving credit facility are guaranteed by each of our subsidiaries other than Aaron Brothers Card Services, LLC, Artistree of Canada, ULC and Michaels Stores of Puerto Rico, LLC. As of October 27, 2012, the financial statements of Aaron Brothers Card Services, LLC, Artistree of Canada, ULC and Michaels Stores of Puerto Rico, LLC were immaterial. Each subsidiary guarantor is 100% owned by the parent and all guarantees are joint and several and full and unconditional.

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

Supplemental Condensed Consolidating Balance Sheet

	October 27, 2012
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$138	$23	$—	$161
Merchandise inventories	717	359	—	1,076
Intercompany receivables	—	634	(634)	—
Other	120	30	—	150
Total current assets	975	1,046	(634)	1,387
Property and equipment, net	277	67	—	344
Goodwill	95	—	—	95
Investment in subsidiaries	623	—	(623)	—
Other assets	72	3	—	75
Total assets	$2,042	$1,116	$(1,257)	$1,901

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$23	$351	$—	$374
Accrued liabilities and other	295	129	—	424
Current portion of long-term debt	180	—	—	180
Intercompany payable	634	—	(634)	—
Other	8	1	—	9
Total current liabilities	1,140	481	(634)	987
Long-term debt	3,188	—	—	3,188
Other long-term liabilities	85	12	—	97
Total stockholders’ deficit	(2,371)	623	(623)	(2,371)
Total liabilities and stockholders’ deficit	$2,042	$1,116	$(1,257)	$1,901

Supplemental Condensed Consolidating Balance Sheet

	January 28, 2012
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$363	$8	$—	$371
Merchandise inventories	554	286	—	840
Intercompany receivables	—	466	(466)	—
Other	103	20	—	123
Total current assets	1,020	780	(466)	1,334
Property and equipment, net	249	63	—	312
Goodwill	95	—	—	95
Investment in subsidiaries	410	—	(410)	—
Other assets	78	3	—	81
Total assets	$1,852	$846	$(876)	$1,822

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9	$292	$—	$301
Accrued liabilities and other	257	132	—	389
Current portion of long-term debt	127	—	—	127
Intercompany payable	466	—	(466)	—
Other	19	1	—	20
Total current liabilities	878	425	(466)	837
Long-term debt	3,363	—	—	3,363
Other long-term liabilities	85	11	—	96
Total stockholders’ deficit	(2,474)	410	(410)	(2,474)
Total liabilities and stockholders’ deficit	$1,852	$846	$(876)	$1,822

Supplemental Condensed Consolidating Balance Sheet

	October 29, 2011
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$97	$14	$—	$111
Merchandise inventories	677	342	—	1,019
Intercompany receivables	—	512	(512)	—
Other	121	23	—	144
Total current assets	895	891	(512)	1,274
Property and equipment, net	251	65	—	316
Goodwill	95	—	—	95
Investment in subsidiaries	481	—	(481)	—
Other assets	94	1	—	95
Total assets	$1,816	$957	$(993)	$1,780

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9	$339	$—	$348
Accrued liabilities and other	280	125	—	405
Current portion of long-term debt	135	—	—	135
Intercompany payable	512	—	(512)	—
Other	5	—	—	5
Total current liabilities	941	464	(512)	893
Long-term debt	3,376	—	—	3,376
Other long-term liabilities	71	12	—	83
Total stockholders’ deficit	(2,572)	481	(481)	(2,572)
Total liabilities and stockholders’ deficit	$1,816	$957	$(993)	$1,780

Supplemental Condensed Consolidating Statement of Comprehensive Income

	Quarter Ended October 27, 2012
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$883	$685	$(554)	$1,014
Cost of sales and occupancy expense	574	591	(554)	611
Gross profit	309	94	—	403
Selling, general, and administrative expense	240	38	—	278
Related party expenses	3	—	—	3
Store pre-opening costs	2	1	—	3
Operating income	64	55	—	119
Interest expense	60	—	—	60
Loss on early extinguishment of debt	3	—	—	3
Other (income) and expense, net	—	—	—	—
Intercompany charges (income)	21	(21)	—	—
Equity in earnings of subsidiaries	76	—	(76)	—
Income before income taxes	56	76	(76)	56
Provision for income taxes	20	27	(27)	20
Net income	36	49	(49)	36
Comprehensive income	$36	$49	$(49)	$36

Supplemental Condensed Consolidating Statement of Comprehensive Income

	Quarter Ended October 29, 2011
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$873	$635	$(512)	$996
Cost of sales and occupancy expense	561	545	(512)	594
Gross profit	312	90	—	402
Selling, general, and administrative expense	243	36	—	279
Related party expenses	3	—	—	3
Store pre-opening costs	1	1	—	2
Operating income	65	53	—	118
Interest expense	62	—	—	62
Loss on early extinguishment of debt	1	—	—	1
Other (income) and expense, net	1	3	—	4
Intercompany charges (income)	19	(19)	—	—
Equity in earnings of subsidiaries	69	—	(69)	—
Income before income taxes	51	69	(69)	51
Provision for income taxes	19	26	(26)	19
Net income	32	43	(43)	32

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(1)	—	—	(1)
Comprehensive income	$31	$43	$(43)	$31

Supplemental Condensed Consolidating Statement of Comprehensive Income

	Nine Months Ended October 27, 2012
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$2,520	$1,756	$(1,392)	$2,884
Cost of sales and occupancy expense	1,624	1,498	(1,392)	1,730
Gross profit	896	258	—	1,154
Selling, general, and administrative expense	684	106	—	790
Related party expenses	10	—	—	10
Store pre-opening costs	4	1	—	5
Operating income	198	151	—	349
Interest expense	187	—	—	187
Loss on early extinguishment of debt	3	—	—	3
Other (income) and expense, net	(1)	—	—	(1)
Intercompany charges (income)	53	(53)	—	—
Equity in earnings of subsidiaries	204	—	(204)	—
Income before income taxes	160	204	(204)	160
Provision for income taxes	58	74	(74)	58
Net income	102	130	(130)	102
Comprehensive income	$102	$130	$(130)	$102

Supplemental Condensed Consolidating Statement of Comprehensive Income

	Nine Months Ended October 29, 2011
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$2,454	$1,654	$(1,302)	$2,806
Cost of sales and occupancy expense	1,595	1,390	(1,302)	1,683
Gross profit	859	264	—	1,123
Selling, general, and administrative expense	673	101	—	774
Related party expenses	10	—	—	10
Store pre-opening costs	3	1	—	4
Operating income	173	162	—	335
Interest expense	188	—	—	188
Loss on early extinguishment of debt	16	—	—	16
Other (income) and expense, net	4	—	—	4
Intercompany charges (income)	52	(52)	—	—
Equity in earnings of subsidiaries	214	—	(214)	—
Income before income taxes	127	214	(214)	127
Provision for income taxes	48	80	(80)	48
Net income	79	134	(134)	79
Comprehensive income	$79	$134	$(134)	$79

Supplemental Condensed Consolidating Statement of Cash Flows

	Nine Months Ended October 27, 2012
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net cash provided by operating activities	$(19)	$109	$(74)	$16

Investing activities:
Cash paid for property and equipment	(66)	(19)	—	(85)
Net cash used in investing activities	(66)	(19)	—	(85)

Financing activities:
Net repayments of long-term debt	(123)	—	—	(123)
Intercompany dividends	—	(74)	74	—
Other financing activities	(17)	(1)	—	(18)
Net cash used in financing activities	(140)	(75)	74	(141)

Decrease in cash and equivalents	(225)	15	—	(210)
Beginning cash and equivalents	363	8	—	371
Ending cash and equivalents	$138	$23	$—	$161

Supplemental Condensed Consolidating Statement of Cash Flows

	Nine Months Ended October 29, 2011
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net cash provided by operating activities	$79	$96	$(76)	$99

Investing activities:
Cash paid for property and equipment	(68)	(16)	—	(84)
Net cash used in investing activities	(68)	(16)	—	(84)

Financing activities:
Net repayments of long-term debt	(205)	—	—	(205)
Intercompany dividends	—	(76)	76	—
Other financing activities	(18)	—	—	(18)
Net cash used in financing activities	(223)	(76)	76	(223)

Decrease in cash and equivalents	(212)	4	—	(208)
Beginning cash and equivalents	309	10	—	319
Ending cash and equivalents	$97	$14	$—	$111

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

•                  we are dependent upon the services of our senior management team and our inability to identify, hire and subsequently integrate a new Chief Executive Officer could adversely impact our business;

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

General

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31.  All references herein to “fiscal 2012” relate to the 53 weeks ending February 2, 2013 and all references to “fiscal 2011” relate to the 52 weeks ended January 28, 2012. In addition, all references herein to “the third quarter of fiscal 2012” relate to the 13 weeks ended October 27, 2012 and all references to “the third quarter of fiscal 2011” relate to the 13 weeks ended October 29, 2011.  Finally, all references to “the nine months ended October 27, 2012” relate to the 39 weeks ended October 27, 2012, and “the nine months ended October 29, 2011” relate to the 39 weeks ended October 29, 2011.

The following table sets forth certain of our unaudited operating data:

	Quarter Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Michaels stores:
Retail stores open at beginning of period	1,074	1,054	1,064	1,045
Retail stores opened during the period	26	13	36	23
Retail stores opened (relocations) during the period	3	6	13	14
Retail stores closed during the period	(1)	(4)	(1)	(5)
Retail stores closed (relocations) during the period	(3)	(6)	(13)	(14)
Retail stores open at end of period	1,099	1,063	1,099	1,063

Aaron Brothers stores:
Retail stores open at beginning of period	128	136	134	137
Retail stores closed during the period	(1)	(1)	(7)	(2)
Retail stores open at end of period	127	135	127	135

Total store count at end of period	1,226	1,198	1,226	1,198

Other operating data:
Average inventory per Michaels store (in thousands) (1)	$944	$922	$944	$922
Comparable store sales (decrease) increase (2)	(0.2)%	1.6%	1.4%	2.6%

(1)                      The calculation of average inventory per Michaels store excludes our Aaron Brothers stores.

(2)                      Comparable store sales (decrease) increase represents the (decrease) increase in Net sales for Michaels and Aaron Brothers stores open the same number of months in the indicated period and the comparable period of the previous year, including stores that were relocated or expanded during either period. A store is deemed to become comparable in its 14th month of operation in order to eliminate grand opening sales distortions. A store temporarily closed more than two weeks is not considered comparable during the month it closed. If a store is closed longer than two weeks but less than two months, it becomes comparable in the month in which it reopens, subject to a mid-month convention. A store closed longer than two months becomes comparable in its 14th month of operation after its reopening.

Results of Operations

The following table sets forth the percentage relationship to Net sales of each line item of our unaudited consolidated Statements of Comprehensive Income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes, contained herein.

	Quarter Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	60.3	59.6	60.0	60.0
Gross profit	39.7	40.4	40.0	40.0
Selling, general, and administrative expense	27.4	28.1	27.4	27.6
Related party expenses	0.3	0.3	0.3	0.4
Store pre-opening costs	0.3	0.2	0.2	0.1
Operating income	11.7	11.8	12.1	11.9
Interest expense	5.9	6.2	6.5	6.7
Loss on early extinguishment of debt	0.3	0.1	0.1	0.6
Other (income) and expense, net	—	0.4	—	0.1
Income before income taxes	5.5	5.1	5.5	4.5
Provision for income taxes	2.0	1.9	2.0	1.7
Net income	3.5%	3.2%	3.5%	2.8%

Quarter Ended October 27, 2012 Compared to the Quarter Ended October 29, 2011

Net Sales—Net sales increased for the third quarter of fiscal 2012 by $18 million, or 1.8%, over the third quarter of fiscal 2011 due primarily to $20 million of incremental revenue from our non-comparable store sales, partially offset by a $2 million decrease in comparable store sales. Comparable store sales decreased 0.2% driven by a 1.1% decrease in customer transactions, partially offset by a 0.9% increase in the average ticket.  The fluctuation in the exchange rates between the United States and Canadian dollars positively impacted the average ticket by 10 basis points.  The Company experienced its strongest sales increase for the quarter in decorative art within our general and children’s crafts department.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $17 million to $611 million in the third quarter of fiscal 2012 from $594 million in the third quarter of fiscal 2011 due primarily to a $5 million increase in merchandise costs associated with higher sales, $3 million of favorable shrink experience in the prior year compared to more normal levels this year and a $2 million increase in freight and distribution costs. In addition, we had a $5 million increase in rent and related expenses, including $4 million from opening new stores and a $3 million increase from the timing of maintenance costs. These amounts were partially offset by a $3 million decrease from the recognition of vendor allowances in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011.

Cost of sales and occupancy expense increased 70 basis points as a percentage of Net sales to 60.3% for the third quarter of fiscal 2012 from 59.6% for the third quarter of fiscal 2011. Occupancy costs increased 60 basis points due to the timing of maintenance costs as well as decreased leverage on lower comparable store sales. In addition, we had a 20 basis point increase in both freight and distribution costs and shrink expense. These amounts were partially offset by a 30 basis point decrease in merchandise costs driven by our direct import and private brand initiatives, as well as improved pricing and promotion management and a 20 basis point decrease from the recognition of vendor allowances.

Selling, General and Administrative Expense—Selling, general and administrative expense was $278 million in the third quarter of fiscal 2012 compared to $279 million in the third quarter of fiscal 2011. Selling, general and administrative expense decreased $1 million driven by a $9 million decrease in bonus expense due to a lower anticipated payout recognized during the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011, partially offset by $7 million of incremental store costs related to operating 36 additional Michaels stores during the third quarter of fiscal 2012.  In addition, we had a $2 million increase in workers compensation expense due to favorable claims experience in the third quarter of fiscal 2011 and a $1 million increase in store payroll from a higher average hourly wage rate.

As a percentage of Net sales, Selling, general and administrative expense decreased 70 basis points due to a 90 basis point decrease in bonus expense from the lower anticipated payout recognized during the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011, partially offset by a 20 basis point increase in payroll and benefits related expense as discussed above.

Related Party Expenses—Related party expenses were $3 million in the third quarter of each of fiscal 2012 and fiscal 2011, consisting of management fees and associated expenses paid to our Sponsors and Highfields Capital Management, LP.

Interest Expense—Interest expense decreased $2 million to $60 million in the third quarter of fiscal 2012 from $62 million in the third quarter of fiscal 2011. The decrease is attributable to a $143 million reduction in our total debt outstanding, partially offset by a higher average interest rate associated with our amended senior secured term loan facility.

Loss on Early Extinguishment of Debt—We recorded a loss on the early extinguishment of debt of $3 million during the third quarter of fiscal 2012, consisting of $2 million to write off debt issuance costs related to our Restated Revolving Credit Facilty and $1 million to write off debt issuance costs associated with the partial prepayment of our B-1 Term Loans. See Note 2 to the consolidated financial statements for further discussion. We recorded a loss of $1 million related to the early extinguishment of $18 million of our 13% Subordinated Discount Notes during the third quarter of fiscal 2011. The $1 million loss was for the purchase premium paid.

Other (Income) and Expense, net—Other expense in the third quarter of fiscal 2011 is related to a $1 million unfavorable change in the fair value of the interest rate cap as more fully described in Note 5 to the consolidated financial statements and $3 million in foreign exchange rate losses.

Provision for Income Taxes—The effective tax rate was 35.7% for the third quarter of fiscal 2012. The effective tax rate was 37.2% for the third quarter of fiscal 2011. The rate was lower than the prior year quarter tax rate due primarily to a favorable impact from discrete items.

Nine Months Ended October 27, 2012 Compared to the Nine Months Ended October 29, 2011

Net Sales—Net sales increased for the first nine months of fiscal 2012 by $78 million, or 2.8%, over the first nine months of fiscal 2011 due in part to a $38 million increase in comparable store sales. Comparable store sales increased 1.4% due to an increase in customer transactions. The Company experienced its strongest sales increase for the first nine months of fiscal 2012 in decorative art within our general and children’s crafts department. In addition, sales from our non-comparable stores provided incremental revenue of $40 million.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $47 million to $1,730 million for the first nine months of fiscal 2012 from $1,683 million for the first nine months of fiscal 2011 due primarily to a $19 million increase in merchandise costs associated with higher sales, an $8 million increase in freight and distribution costs, and $4 million of favorable shrink experience in the first nine months of fiscal 2011 compared to more normal levels in the first nine months of fiscal 2012. In addition, we had a $4 million increase from the recognition of vendor allowances compared to prior year and a $9 million increase from new store rent and related expenses.

Cost of sales and occupancy expense for the first nine months of fiscal 2012 was consistent with last year as a percentage of Net sales at 60.0%. Merchandise cost decreased 60 basis points driven by our direct import and private brand initiatives, as well as improved pricing and promotion management. This was partially offset by a 30 basis point increase in freight and distribution costs and a 20 basis point increase from the recognition of vendor allowances.

Selling, General, and Administrative Expense—Selling, general and administrative expense was $790 million for the first nine months of fiscal 2012 compared to $774 million for the first nine months of fiscal 2011. Selling, general and administrative expense increased $16 million driven by $14 million of incremental store costs for operating 36 additional Michaels stores. In addition, we had a $6 million increase in store payroll from a higher average hourly wage rate and a $3 million increase in group insurance claims. Finally, workers compensation expense increased $2 million due to favorable claims experience in the third quarter of fiscal 2011 and payroll tax increased $2 million from an increase in unemployment insurance rates compared to last year. These amounts were partially offset by a $12 million decrease in bonus expense due to a lower anticipated payout recognized during the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011.

As a percentage of Net sales, Selling, general and administrative expense decreased 20 basis points due to a 50 basis point decrease in bonus expense from the lower anticipated payout recognized during the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011, partially offset by a 20 basis point increase in store payroll as discussed above.

Related Party Expenses—Related party expenses were $10 million for the first nine months of each of fiscal 2012 and fiscal 2011, consisting of management fees and associated expenses paid to our Sponsors and Highfields Capital Management, LP.

Interest Expense—Interest expense decreased $1 million for the first nine months of fiscal 2012 compared to the first nine months of 2011 due to a $143 million reduction in our total debt outstanding, partially offset by a higher average interest rate associated with our amended senior secured term loan facility.

Loss on Early Extinguishment of Debt—During the first nine months of fiscal 2012, we recorded a loss on the early extinguishment of debt of $3 million, consisting of $2 million to write off debt issuance costs related to our Restated Revolving Credit Facilty and $1 million to write off debt issuance costs associated with the partial prepayment of our B-1 Term Loans. See Note 2 to the consolidated financial statements for further discussion. During the first nine months of fiscal 2011, we recorded a loss of $16 million related to the early extinguishment of $142 million face value, or $134 million accreted value, of our 13% Subordinated Discount Notes. The $16 million loss is comprised of $10 million to recognize the unrealized interest accretion and write off of related debt issuance costs, as well as $6 million of purchase premiums.

Other (Income) and Expense, net—Other income for the first nine months of fiscal 2012 is related to foreign exchange transaction gains. Other expense for the first nine months of fiscal 2011 is related to a $4 million unfavorable change in the fair value of our interest rate cap.

Provision for Income Taxes—The effective tax rate was 36.3% for the first nine months of fiscal 2012. The effective tax rate was 37.8% for the first nine months of fiscal 2011. The rate was lower than the prior year nine month tax rate due primarily to a favorable impact related to discrete items. We currently estimate our annualized effective tax rate for fiscal 2012 to be 37.1%.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, to purchase inventory, to service our outstanding debt, and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities, and funds available under our senior secured asset-based revolving credit facility will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and growth for the foreseeable future. Our senior secured asset-based revolving credit facility provides senior secured financing of up to $650 million, subject to a borrowing base. As of October 27, 2012, the borrowing base was $650 million, of which we had no outstanding borrowings, $61 million of outstanding letters of credit and $589 million of unused borrowing capacity. Our cash and equivalents decreased $210 million from $371 million at January 28, 2012, to $161 million at October 27, 2012. Subsequent to the end of the period, on November 1, 2012, we borrowed $216 million under our Restated Revolving Credit Facility to fund the redemption of our outstanding Subordinated Discount Notes and other working capital needs, resulting in $373 million unused borrowing capacity thereunder as of such date.

We and our subsidiaries, affiliates, and significant shareholders may continue from time to time to seek to retire or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.

Cash Flow from Operating Activities

Cash flow provided by operating activities during the first nine months of fiscal 2012 was $16 million compared to $99 million during the first nine months of fiscal 2011. The $83 million change was primarily due to a $43 million decrease from the timing of inventory purchases and a $35 million decrease in non-cash accretion as our Subordinated Discount Notes were fully accreted as of November 1, 2011. In addition, we had a $13 million decrease from the timing of accounts payable. These amounts were partially offset by an increase of $20 million from the timing of interest payments and a $10 million increase in Net income before the consideration of the $3 million and $16 million loss on the early extinguishment of debt for the first nine months of fiscal 2012 and fiscal 2011, respectively.

Average inventory per Michaels store (including supporting distribution centers) increased 2.4% from $922,000 at October 29, 2011 to $944,000 at October 27, 2012 primarily due to lower than expected sales during the first nine months of fiscal 2012, as well as strategic purchases for our peak selling season.

Cash Flow from Investing Activities

Cash flow used in investing activities represents the following capital expenditure activities:

	Nine Months Ended
	October 27,	October 29,
	2012	2011
	(in millions)
New and relocated stores and stores not yet opened (1)	$31	$23
Existing stores	19	19
Information systems	24	32
Corporate and other	11	10
	$85	$84

(1)                                 In the first nine months of fiscal 2012, we incurred capital expenditures related to the opening of 36 Michaels stores in addition to the relocation of 13 Michaels stores. In the first nine months of fiscal 2011, we incurred capital expenditures related to the opening of 23 Michaels stores in addition to the relocation of 14 Michaels stores.

Cash Flow from Financing Activities

Cash flow used in financing activities during the first nine months of fiscal 2012 was $141 million compared to $223 million during the first nine months of fiscal 2011. Cash flow used in financing activities for the first nine months of fiscal 2012 was impacted by the $209 million prepayment on our senior secured term loan and the issuance of $200 million of additional Senior Notes due 2018 at a premium, for which we received $213 million.  In addition, we made the $127 million AHYDO payment on our Subordinated Discount Notes during the second quarter of fiscal 2012.

During the first nine months of fiscal 2011, we repurchased $142 million face value of our Subordinated Discount Notes and $7 million face value of our 11 3/8% Senior Subordinated Notes, for which we paid $6 million in purchase premiums and third party fees. In addition, we made a voluntary prepayment of $50 million on our senior secured term loan facility during the first quarter of fiscal 2011.

Debt

Senior Secured Term Loan Facility

On September 27, 2012, we used the net proceeds from the issuance of the Additional Senior Notes (as defined below) to prepay approximately $209 million of our B-1 Term Loans under our Senior Secured Term Loan Facility. In accordance with ASC 470, Debt, we recorded a loss on early extinguishment of debt of approximately $1 million to write off debt issuance costs associated with the prepayment of B-1 Term Loans.

7¾%  Senior Notes due 2018

On September 27, 2012, we issued an additional $200 million aggregate principal amount (the “Additional Senior Notes”) of our 7¾% Senior Notes due November 1, 2018 (the “2018 Senior Notes”) under the Indenture, dated as of October 21, 2010 (the “Indenture”), by and among the Company, the guarantors party thereto (“Guarantors”) and Law Debenture Trust Company of New York, as trustee (“Trustee”), as amended on the date of such issuance by a supplemental indenture, dated as of September 27, 2012, by and among the Company, the Guarantors and the Trustee.  The Additional Senior Notes were issued at a premium of 106.25% of face value, resulting in an effective interest rate of 6½%. The Additional Senior Notes form a single class with the 2018 Senior Notes previously issued under the Indenture and have terms that are identical to the previously issued 2018 Senior Notes (as described in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012), except that interest on the Additional Senior Notes accrues from and including May 1, 2012, and the Additional Senior Notes are subject to the Registration Rights Agreement described below.

Pursuant to the Registration Rights Agreement with respect to the Additional Senior Notes, entered into by the Company, the Guarantors and the initial purchasers of the Additional Senior Notes, on September 27, 2012, we agreed that we will use our reasonable best efforts to register with the Securities and Exchange Commission, notes having substantially identical terms as the Additional Senior Notes as part of an offer to exchange freely tradable exchange notes for the Additional Senior Notes (the “Exchange Offer”). We are required to use our reasonable best efforts to cause the Exchange Offer to be completed or, if required, to have a shelf registration statement declared effective, within 360 days after the issue date of the Additional Senior Notes.

If we fail to meet this target (a “Registration Default”), the annual interest rate on the Additional Senior Notes will increase by 0.25%. The annual interest rate on the Additional Senior Notes will increase by an additional 0.25% for each subsequent 90-day period during which the Registration Default continues, up to a maximum additional interest rate of 1.00% per year over the applicable interest rate described above. If the Registration Default is corrected, the applicable interest rate on the Additional Senior Notes will revert to the original level.

In accordance with ASC 470, we recorded $4 million of debt issuance costs that will be amortized as interest expense over the life of the Additional Senior Notes.

13%  Subordinated Discount Notes due 2016

On May 1, 2012, as required pursuant to the indenture (“Subordinated Discount Notes Indenture”) governing our 13% Subordinated Discount Notes due 2016 (“Subordinated Discount Notes”), we redeemed that portion of each Subordinated Discount Note outstanding on such date equal to the amount sufficient, but not in excess of the amount necessary, to ensure that such Subordinated Discount Note will not be an applicable high yield discount obligation (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended (the “AHYDO Amount”).  These redemptions were at a price equal to 100% of the Accreted Value (as defined in the Subordinated Discount Notes Indenture) of such portion as of the date of redemption. The aggregate payment of $127 million made on May 1, 2012, was required to ensure the Subordinated Discount Notes would not be AHYDO instruments.

On October 1, 2012, we delivered to the holders of our remaining outstanding Subordinated Discount Notes due 2016 an irrevocable notice of redemption of all of our outstanding Subordinated Discount Notes. Subsequent to the end of the period, on November 1, 2012, we redeemed a portion of the Subordinated Discount Notes equal to the AHYDO Amount at a redemption price equal to 100% and the remaining Subordinated Discount Notes at a redemption price equal to 104.333%.  In accordance with ASC 470, we will record a loss on early extinguishment of debt of approximately $11 million related to the redemption of our Subordinated Discount Notes. The $11million loss is comprised of a $8 million redemption premium and $3 million to write off related debt issuance costs.

Senior Secured Asset-Based Revolving Credit Facility

On September 17, 2012, we entered into a second amended and restated credit agreement (the “Restated Credit Agreement”) to amend various terms of our amended and restated credit agreement, dated as of February 18, 2010. The Restated Credit Agreement, together with related security, guarantee and other agreements, is referred to as the “Restated Revolving Credit Facility”.

The Restated Revolving Credit Facility provides for senior secured financing of up to $650 million, subject to a borrowing base, maturing on September 17, 2017 (the “ABL Maturity Date”). The borrowing base under the Restated Revolving Credit Facility equals the sum of (i) 90% of eligible credit card receivables and debit card receivables, plus (ii) 90% of the appraised net orderly liquidation value of eligible inventory, plus (iii) the lesser of (x) 90% of the appraised net orderly liquidation value of inventory supported by eligible letters of credit and (y) 90% of the face amount of eligible letters of credit supported by eligible letters of credit, minus (iv) certain reserves.

The Restated Revolving Credit Facility provides us with the right to request up to $200 million of additional commitments under the Restated Revolving Credit Facility. The lenders under the Restated Revolving Credit Facility will not be under any obligation to provide any such additional commitments, and any increase in commitments is subject to customary conditions precedent. If we were to request any such additional commitments, and the existing lenders or new lenders were to agree to provide such commitments, the facility size could be increased to up to $850 million, but our ability to borrow under the Restated Revolving Credit Facility would still be limited by the borrowing base.

Borrowings under the Restated Revolving Credit Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Wells Fargo, (2) the federal funds effective rate plus 0.50% and (3) a London Interbank Offered Rate(“LIBOR”) subject to certain adjustments plus 1.00% or (b) a LIBOR subject to certain adjustments, in each case plus an applicable margin. The initial applicable margin is (a) 0.75% for prime rate borrowings and 1.75% for LIBOR borrowings. The applicable margin is subject to adjustment each fiscal quarter based on the excess availability under the Restated Revolving Credit Facility. Same-day borrowings bear interest at the base rate plus the applicable margin.

We are required to pay a commitment fee on the unutilized commitments under the Restated Revolving Credit Facility, which initially is 0.375% per annum. The commitment fee is subject to adjustment each fiscal quarter. If average daily excess availability is less than or equal to 50% of the total commitments, the commitment fee will be 0.25% per annum, and if average daily excess availability is greater than 50% of the total commitments, the commitment fee will be 0.375%. In addition, we must pay customary letter of credit fees and agency fees.

If, at any time, the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Restated Revolving Credit Facility exceeds the lesser of (i) the commitment amount and (ii) the borrowing base (the “Loan Cap”), we will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If excess availability under the Restated Revolving Credit Facility is less than (i) 12.5% of the Loan Cap, for five consecutive business days, or (ii) $65 million, at any time, or if certain events of default have occurred, we will be required to repay outstanding loans and cash collateralize letters of credit with the cash we are required to deposit daily in a collection account maintained with the agent under the Restated Revolving Credit Facility. Excess availability under the Restated Revolving Credit Facility means the lesser of the Loan Cap minus the outstanding credit extensions. We may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty other than customary breakage costs with respect to LIBOR loans. There is no scheduled amortization under the Restated Revolving Credit Facility; the principal amount of the loans outstanding is due and payable in full on the ABL Maturity Date.

From the time when we have excess availability less than the greater of (a) 10% of the Loan Cap and (b) $50 million, until the time when we have excess availability greater than the greater of (a) 10% of the Loan Cap and (b) $50 million for 30 consecutive days, the Restated Revolving Credit Facility will require us to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0. The Restated Revolving Credit Facility also contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default (including change of control and cross-default to material indebtedness).

In accordance with ASC 470, we recorded a loss on early extinguishment of debt of approximately $2 million to write off debt issuance costs related to the Restated Revolving Credit Facility, with the remaining $7 million of unamortized debt issuance costs being amortized over the revised life. In addition, we recorded $4 million of debt issuance costs associated with the Restated Revolving Credit Facility that will be amortized as interest expense over the life of the Restated Revolving Credit Facility.

As of October 27, 2012, the borrowing base was $650 million, of which we had no outstanding borrowings, $61 million of outstanding letters of credit, and $589 million of unused borrowing capacity. Subsequent to the end of the period, on November 1, 2012, we borrowed $216 million under our Restated Revolving Credit Facility to fund the redemption of the Subordinated Discount Notes described above as well as other working capital needs, resulting in $373 million of unused borrowing capacity thereunder as of such date.

Non-GAAP Measures

The following table sets forth the Company’s Earnings before Interest, Taxes, Depreciation, Amortization, and Loss on early extinguishment of debt (“EBITDA excluding loss on early extinguishment on debt”). The Company defines EBITDA (excluding loss on early extinguishment of debt) as Net income before interest, income taxes, depreciation, amortization and loss on early extinguishment of debt. Additionally, the table presents Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”).  The Company defines Adjusted EBITDA as EBITDA (excluding loss on early extinguishment of debt) adjusted for certain defined amounts that are added to, or subtracted from, EBITDA (excluding loss on early extinguishment of debt)  (collectively, the “Adjustments”) in accordance with the Company’s $2.4 billion senior secured term loan facility and $650 million senior secured asset-based revolving credit facilities. The Adjustments are described in further detail in the table, and the footnotes to the table below.

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

	Quarter Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
	(in millions)
Net cash provided by operating activities	$95	$147	$16	$99
Depreciation and amortization	(25)	(25)	(71)	(75)
Share-based compensation	(1)	(3)	(4)	(7)
Debt issuance costs amortization	(4)	(5)	(12)	(13)
Accretion of long-term debt	—	(11)	—	(35)
Change in fair value of interest rate cap	—	(1)	—	(4)
Change in fair value of contingent consideration	—	—	—	1
Loss on early extinguishment of debt	(3)	(1)	(3)	(16)
Changes in assets and liabilities	(26)	(69)	176	129
Net income	36	32	102	79
Interest expense	60	62	187	188
Loss on early extinguishment of debt	3	1	3	16
Provision for income taxes	20	19	58	48
Depreciation and amortization	25	25	71	75
EBITDA (excluding loss on early extinguishment of debt)	144	139	421	406
Adjustments:
Share-based compensation	1	3	4	7
Sponsor fees	3	3	10	10
Termination expense	1	—	1	1
Store pre-opening costs	3	2	5	4
Store remodel costs	1	—	1	1
Foreign currency transaction losses (gains)	—	3	(1)	—
Store closing costs	—	2	2	3
Gain on contingent consideration	—	—	—	(1)
Loss on interest rate cap	—	1	—	4
Other (1)	1	1	2	3
Adjusted EBITDA	$154	$154	$445	$438

(1)     Other adjustments relate to items such as the moving & relocation expenses, franchise taxes, foreign currency hedge and legal settlements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of October 27, 2012, a 10% increase or decrease in the exchange rate of the U.S. and Canadian dollar would have a $2 million impact on Net income.

We have market risk exposure arising from changes in interest rates on our senior secured term loan facility. The interest rates on our Senior Credit Facilities will reprice periodically, which will impact our earnings and cash flow. The interest rates on our notes are fixed.  Based on our overall interest rate exposure to variable rate debt outstanding as of October 27, 2012, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by $18 million. A 1% increase in interest rates would decrease the fair value of our long-term fixed rate debt by $37 million. A 1% decrease in interest rates would increase the fair value of our long-term fixed rate debt by $38 million. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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
4.1

Supplemental Indenture, dated as of September 27, 2012, by and among Michaels Stores, Inc., the guarantors named therein and Law Debenture Trust Company of New York, as trustee (previously filed as Exhibit 4.1 to Form 8-K filed by Company on October 2, 2012, SEC File No. 001-09338).

4.2

Registration Rights Agreement, dated as of September 27, 2012, by and among Michaels Stores, Inc., the guarantors named therein and the Initial Purchasers named therein (previously filed as Exhibit 4.2 to Form 8-K filed by Company on October 2, 2012, SEC File No. 001-09338).

10.1

Second Amended and Restated Credit Agreement, dated as of September 17, 2012, among Michaels Stores, Inc., the other borrowers from time to time party thereto, the facility guarantors from time to time party thereto, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent and collateral agent, and the other agents named therein (previously filed as Exhibit 10.1 to Form 8-K filed by Company on September 18, 2012, SEC File No. 001-09338).

10.2

Purchase Agreement, dated September 20, 2012 , by and among the Company, the Guarantors named therein and the Initial Purchasers named therein (previously filed as Exhibit 10.1 to Form 8-K filed by Company on September 25, 2012, SEC File No. 001-09338).

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

Dated: November 16, 2012

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
4.1

Supplemental Indenture, dated as of September 27, 2012, by and among Michaels Stores, Inc., the guarantors named therein and Law Debenture Trust Company of New York, as trustee (previously filed as Exhibit 4.1 to Form 8-K filed by Company on October 2, 2012, SEC File No. 001-09338).

4.2

Registration Rights Agreement, dated as of September 27, 2012, by and among Michaels Stores, Inc., the guarantors named therein and the Initial Purchasers named therein (previously filed as Exhibit 4.2 to Form 8-K filed by Company on October 2, 2012, SEC File No. 001-09338).

10.1

Second Amended and Restated Credit Agreement, dated as of September 17, 2012, among Michaels Stores, Inc., the other borrowers from time to time party thereto, the facility guarantors from time to time party thereto, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent and collateral agent, and the other agents named therein (previously filed as Exhibit 10.1 to Form 8-K filed by Company on September 18, 2012, SEC File No. 001-09338).

10.2

Purchase Agreement, dated September 20, 2012 , by and among the Company, the Guarantors named therein and the Initial Purchasers named therein (previously filed as Exhibit 10.1 to Form 8-K filed by Company on September 25, 2012, SEC File No. 001-09338).

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