Form 10-K
period 2013-02-02
MICHAELS STORES INC
filed 2013-03-15
CIK 740670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2013

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

As of March 11, 2013, 118,460,909 shares of the Registrant’s common stock were outstanding.

* The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections effective February 2, 2013, which was the last day of our fiscal year.

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

General

With over $4.4 billion in sales in fiscal 2012, Michaels Stores, Inc., together with its subsidiaries, is the largest arts and crafts specialty retailer in North America providing materials, project ideas and education for creative activities. Our mission is to be a world class performer that inspires and enables consumers to experience creativity and leads industry growth and innovation, while creating a fun and rewarding place to work that fosters meaningful connections with our communities. With crafting classes, in-store events, project sheets and displays, mobile applications, and on-line videos, we offer a shopping experience that can inspire creativity and confidence in our customers’ artistic abilities.

Michaels Stores, Inc. was incorporated in Delaware in 1983, and as of March 11, 2013, we operate 1,106 Michaels retail stores  in 49 states, as well as in Canada, with approximately 18,100 average square feet of selling space per store. We also operate 123 Aaron Brothers stores as of March 11, 2013, in nine states, with approximately 5,600 average square feet of selling space per store, offering photo frames, a full line of ready-made frames, custom framing services, and a wide selection of art supplies.

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

We provide links to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on our Internet website at www.michaels.com under the heading “Investor Relations.” These Reports are are available as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission (“SEC”). These filings are also available through the SEC’s EDGAR system at www.sec.gov.

Merchandising

Each Michaels store offers approximately 36,000 basic stock-keeping units (“SKUs”) in a number of product categories. The following table shows a breakdown of sales for Michaels stores by department as a percentage of total Net sales:

	Fiscal Year
	2012	2011	2010
General and children’s crafts	48%	47%	46%
Home décor and seasonal	21	20	20
Framing	17	17	18
Scrapbooking	14	16	16
	100%	100%	100%

We continue to search for ways to leverage our position as a market leader by establishing strategic partnerships and exclusive product relationships that will provide our customers with exciting merchandise. During fiscal 2012, we partnered with popular celebrities and brands such as Chef Duff Goldman, Tori Spelling, Craftsy, Disney, Crayola, American Girl Crafts, and Martha Stewart Crafts. For fiscal 2013, we are exploring opportunities to form future partnerships and exclusive product associations.

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

Seasonality

Our business is highly seasonal, with higher sales in the third and fourth fiscal quarters. Our fourth quarter, which includes the Christmas selling season, has on average accounted for approximately 34% of our Net sales and approximately 46% of our Operating income.

Purchasing and Inventory Management

We purchase merchandise from approximately 600 vendors through our wholly-owned subsidiary, Michaels Stores Procurement Company. We believe our buying power and ability to make centralized purchases enables us to acquire products on favorable terms. Centralized merchandising management teams negotiate with vendors in an attempt to obtain the lowest net merchandise costs and improve product mix and inventory levels. In fiscal 2012, one vendor and one sourcing agent each supplied approximately 11% of our purchases, with no other vendor or sourcing agent accounting for more than 5% of total purchases.

In addition to purchasing from outside vendors, our Michaels and Aaron Brothers stores purchase custom frames, framing supplies and mats from our framing operation, Artistree, which consists of a manufacturing facility and four regional processing centers to support our retail stores. These inter-company transactions are eliminated in consolidation.

Substantially all of the products sold in Michaels stores are manufactured in Asia, Canada, Mexico and the U.S. Goods manufactured in Asia generally require long lead times and are ordered four to six months in advance of delivery. Those products are either imported directly by us or acquired from distributors based in the U.S., and purchase prices are denominated in U.S. dollars.

Our automated replenishment system uses perpetual inventory records to analyze individual store/SKU on-hand quantities, as well as other pertinent information such as sales forecasts, seasonal selling patterns, promotional events, and vendor lead times, to generate recommended merchandise reorder information. These recommended orders are reviewed daily and purchase orders are delivered electronically to our vendors and our distribution centers. In addition to improving our store in-stock position, these systems enable us to better forecast merchandise ordering quantities for our vendors and give us the ability to identify, order and replenish the stores’ merchandise using less store associate labor. These systems also allow us to react more quickly to selling trends and allow our store associates to devote more time to customer service, thereby improving inventory productivity and sales opportunities. As mentioned above, we are developing processes and systems to improve our inventory management. We plan to complete the upgrade of our replenishment and allocation systems and implementation of a demand forecasting system in fiscal 2013.

Artistree

We currently operate a vertically integrated framing operation that leverages Artistree, our wholly-owned manufacturing subsidiary, across our Michaels and Aaron Brothers store networks. Artistree supplies precut mats and high quality custom framing merchandise. We believe Artistree provides a competitive advantage to our Michaels and Aaron Brothers stores and gives us quality control over the entire process. Based on the benefits we have received from this vertically integrated solution, we continue to evaluate opportunities to further leverage our strong custom offerings.

Our moulding manufacturing plant, located in Kernersville, North Carolina, converts lumber into finished frame moulding that is supplied to our regional processing centers for custom framing orders for our stores. We manufacture approximately 20% of the moulding we process, import another 50% from quality manufacturers in Indonesia, Malaysia, China, and Italy, and purchase the balance from distributors. We directly source metal moulding for processing in our regional centers. The custom framing orders are processed (frames cut and joined, along with cutting mats and foamboard backing) and shipped to our stores where the custom frame order is completed for customer pick-up.

During fiscal 2012, we operated four regional processing centers in City of Industry, California; Coppell, Texas; Kernersville, North Carolina; and Mississauga, Ontario. Our pre-cut mats and  custom frame supplies are packaged and distributed out of our Coppell regional processing center. Combined, these facilities occupy approximately 538,000 square feet and, in fiscal 2012, processed over 28 million linear feet of frame moulding and over 5 million individually custom cut mats for our Michaels and Aaron Brothers stores.

In July 2012, Michaels completed the implementation of a modified pricing and promotion cadence for its custom framing business. The program establishes a rotational collection cadence to limit the percentage of days that custom framing SKUs are on promotion, to more fully comply with regulatory requirements in various jurisdictions. The program is generally the same as that approved for the Company by the Attorney General for the State of New York. Based on results of this implementation in New York and other jurisdictions, we do not believe that this pricing and promotion cadence will have a material impact on our results of operations.

Distribution

We currently operate a distribution network, through our wholly-owned subsidiary, Michaels Stores Procurement Company, for supplying our stores with merchandise. Approximately 87% of Michaels stores’ merchandise receipts are shipped through the distribution network with the remainder shipped directly from vendors to stores.  Approximately 54% of Aaron Brothers stores’ merchandise is shipped through the distribution network with the remainder shipped directly from vendors. Our seven distribution centers are located in California, Florida, Illinois, Pennsylvania, Texas, and Washington.  In addition, we utilize a third-party warehouse to store and supply our seasonal merchandise in preparation for the holiday season.

Michaels stores generally receive deliveries from the distribution centers weekly through a transportation network using a dedicated fleet of trucks and contract carriers. Aaron Brothers stores generally receive merchandise on a biweekly basis from a dedicated 174,000 square foot distribution center located in the Los Angeles, California area.

Store Expansion and Relocation

The following table shows our total store growth for the last five years:

	Fiscal Year
	2012	2011	2010	2009	2008
Michaels stores:
Retail stores open at beginning of year	1,064	1,045	1,023	1,009	963
Retail stores opened during the year	38	25	23	18	51
Retail stores opened relocations during the year	13	15	10	5	11
Retail stores closed during the year	(3)	(6)	(1)	(4)	(5)
Retail stores closed relocations during the year	(13)	(15)	(10)	(5)	(11)
Retail stores open at end of year	1,099	1,064	1,045	1,023	1,009

Aaron Brothers stores:
Retail stores open at beginning of year	134	137	152	161	166
Retail stores opened during the year	—	—	—	—	—
Retail stores opened relocations during the year	—	—	—	—	1
Retail stores closed during the year	(8)	(3)	(15)	(9)	(5)
Retail stores closed relocations during the year	—	—	—	—	(1)
Retail stores open at end of year	126	134	137	152	161

Total store count at end of year	1,225	1,198	1,182	1,175	1,170

We believe, based on an internal real estate and penetration study of Michaels stores, that the combined U.S. and Canadian markets can support approximately 1,500 Michaels stores. We plan to open 50 to 55 Michaels stores in fiscal 2013. Included in these openings are relocations of 10 to 20 Michaels stores. We continue to pursue a store relocation program to improve the real estate location quality and performance of our store base. During fiscal 2013, we anticipate closing 5 to 10 Michaels stores and 5 to 15 Aaron Brothers stores. We plan to relocate up to five Aaron Brothers stores in fiscal 2013. Many of our store closings are stores that have reached the end of their lease term or are being relocated. We believe our ongoing store evaluation process results in strong performance across our store base.

We have developed a standardized procedure that allows for the efficient opening of new stores and their integration into our information and distribution systems. We develop the floor plan and merchandise layout and organize the advertising and promotions in connection with the opening of each new store. In addition, we maintain qualified store opening teams to provide new store personnel with store training.

Our new store operating model, which is based on historical store performance, assumes a target store size of approximately 19,000 selling square feet. Our fiscal 2012 average initial net investment, which varies by site and specific store characteristics, is approximately $1.2 million per store and consists of store build-out costs (net of tenant improvement allowances), pre-opening expenses and average first year inventory (net of payables).

Competition

We are the largest arts and crafts speciality retailer. The market we compete in is highly fragmented, including stores across the nation operated primarily by small, independent retailers along with a few regional and national chains. We believe customers choose where to shop based upon store location, breadth of selection, price, quality of merchandise, availability of product, and customer service. We compete with many different types of retailers and classify our competition within the following categories:

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

•             Multi-store chains. This category includes several multi-store chains, each operating more than 30 stores, and comprises: Hobby Lobby Stores, Inc., which operates approximately 525 stores in 42 states, primarily in the Midwestern and Southern U.S.; Jo-Ann Stores, Inc., which operates approximately 790 stores in 49 states; A.C. Moore Arts & Crafts, Inc., which operates approximately 141 stores primarily in the mid-Atlantic and Northeast regions; and Garden Ridge Corporation, which operates approximately 58 stores in 19 states, primarily in the Midwestern and Southern U.S. We believe all of these chains are significantly smaller than Michaels with respect to Net sales.

•             Small, local specialty retailers. This category includes local independent arts and crafts retailers and custom framing shops. Typically, these are single — store operations managed by the owner. These stores generally have limited resources for advertising, purchasing, and distribution. Many of these stores have established a loyal customer base within a given community and compete based on relationships and customer service.

Foreign Sales

All of our current international business is in Canada, which accounted for approximately 10% of total sales in fiscal 2012 and 9% of total sales in fiscal 2011 and fiscal 2010. During the last three years, less than 8% of our assets have been located outside of the U.S. See Note 12 to the Consolidated Financial Statements for Net sales and assets by country.

Trademarks and Service Marks

We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business, including “Aaron Brothers,” “Artistree,” “Michaels,” “Michaels the Arts and Crafts Store,” “Recollections,” “Where Creativity Happens,” and the stylized Michaels logo. We have registered our primary private brands including Artist’s Loft, ArtMinds, Celebrate It, Creatology, Craft Smart, imagin8, Recollections, Loops & Threads, MiDesign@Michaels, Studio Décor, Bead Landing and Ashland, and various sub-brands associated with these primary marks. Solely for convenience, some of the trademarks, service marks and trade names referred to in this Annual Report on Form 10-K are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trademarks, service marks, trade names and domain names.

Employees

As of March 11, 2013, we employed approximately 48,900 associates, approximately 38,100 of whom were employed on a part-time basis. The number of part-time associates substantially increases during the Christmas selling season. Of our full-time associates, approximately 3,100 are engaged in various executive, operating, training, distribution, and administrative functions in our corporate and division offices and distribution centers, and the remainder are engaged in store operations. None of our associates are subject to a collective bargaining agreement.

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by this Annual Report on Form 10-K. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). We do not believe we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during fiscal year 2012.

The Blackstone Group L.P., one of our Sponsors, informed us that TRW Automotive Holdings Corp., a company that may be considered one of its affiliates, included the disclosure reproduced below in its annual report on Form 10-K as filed with the SEC on February 15, 2013 as required by Section 13(r) of the Exchange Act (the “TRW Disclosure”). We have no involvement in or control over the activities of TRW Automotive Holdings Corp., any of its predecessor companies or any of its subsidiaries, and we have not independently verified or participated in the preparation of the TRW Disclosure.

TRW Disclosure:

“Compliance with Government Regulations

Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we note that in 2012 certain of our non-U.S. subsidiaries sold products to customers that could be affiliated with, or deemed to be acting on behalf of, the Industrial Development and Renovation Organization, which has been designated as an agency of the Government of Iran. Gross revenue attributable to such sales was approximately $8,326,000, and net profit from such sales was approximately $377,000. Although these activities were not prohibited by U.S. law at the time they were conducted, our subsidiaries have discontinued their dealings with such customers, other than limited wind-down activities (which are permissible), and we do not otherwise intend to continue or enter into any Iran-related activity.”

The Blackstone Group L.P., additionally informed us that Travelport Limited, a company that may be considered one of its affiliates, provided the disclosure reproduced below in its annual report on Form 10-K as filed with the SEC on March 12, 2013 as required by Section 13(r)(1)(D)(iii) of the Exchange Act (the “Travelport Disclosure”). We have no involvement in or control over the activities of Travelport Limited, any of its predecessor companies or any of its subsidiaries, and we have not independently verified or participated in the preparation of the Travelport Disclosure.

Travelport Disclosure:

“As part of our global business in the travel industry, we provide certain passenger travel-related GDS and airline IT services to Iran Air.  We also provide certain airline IT services to Iran Air Tours.   All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control.  Subject to any changes in the exempt/licensed status of such activities, we intend to continue these business activities, which are directly related to and promote the arrangement of travel for individuals. The gross revenue and net profit attributable to these activities in 2012 were approximately $127,000 and $45,000, respectively.”

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

If recovery from the economic downturn continues to be slow or prolonged, our growth, prospects, results of operations, cash flows and financial condition could be adversely impacted. Our stores offer arts and crafts supplies and products for the crafter, and custom framing for the do-it-yourself home decorator, which some customers may perceive as discretionary. Pressure on discretionary income brought on by economic downturns and slow recoveries, including housing market declines, rising energy prices and weak labor markets, may cause consumers to reduce the amount they spend on discretionary items. For example, as a result of the recession during fiscal 2007 and fiscal 2008, despite adding a number of new stores, our total Net sales decreased from $3,862 million to $3,817 million. The current economic environment may continue to adversely affect consumer confidence and retail spending, decreasing demand for our merchandise. Current economic conditions also make it difficult for us to accurately forecast future demand trends, which could cause us to purchase excess inventories, resulting in increases in our inventory carrying cost, resulting in our inability to satisfy our customer demand and potentially lose market share.

We Face Risks Related to Our Substantial Indebtedness.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under our 7 ¾% Senior Notes due 2018 (“2018 Senior Notes”), 11 3/8% Senior Subordinated Notes due 2016 (“Senior Subordinated Notes”), Restated Term Loan Credit Facility and Restated Revolving Credit Facilities, (together with the Restated Term Loan Credit Facilities, “Senior Secured Credit Facilities”). As of February 2, 2013, we had $3,041 million of indebtedness outstanding, of which $1,641 million was subject to variable interest rates and approximately $1,400 million was subject to fixed interest rates. In addition, as of February 2, 2013, we had approximately $587 million of unused borrowing capacity under our Restated Revolving Credit Facility.

Our high degree of leverage could have important consequences to us, including:

•                  making it more difficult for us to make payments on our debt.

•                  increasing our vulnerability to general economic and industry conditions.

•                  requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our debt, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities.

•                  exposing us to the risk of increased interest rates as certain of our borrowings under our Senior Secured Credit Facilities are at variable rates.

•                  restricting us from making strategic acquisitions or causing us to make non-strategic divestitures.

•                  limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes.

•                  limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who may be less highly leveraged.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our Senior Secured Credit Facilities and the indentures governing our 2018 Senior Notes and Senior Subordinated Notes. In addition, our Senior Secured Credit Facilities and indentures governing our 2018 Senior Notes and Senior Subordinated Notes do not restrict our owners from creating new holding companies that may be able to incur indebtedness without regard to the restrictions set forth in our credit facilities and indentures. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Our growth depends on our ability to open new stores and increase comparable store sales.

One of our key business strategies is to expand our base of retail stores. If we are unable to continue this strategy, our ability to increase our sales, profitability and cash flow could be impaired. To the extent we are unable to open new stores as we anticipate, our sales growth would come only from increases in comparable store sales. Growth in profitability in that case would depend significantly on our ability to improve gross margin. We may be unable to continue our store growth strategy if we cannot identify suitable sites for additional stores, negotiate acceptable leases, access sufficient capital to support store growth, or hire and train a sufficient number of qualified associates.

Our reliance on foreign suppliers increases our risk of obtaining adequate, timely, and cost-effective product supplies.

We rely to a significant extent on foreign manufacturers of various products that we sell, particularly manufacturers located in China. In addition, many of our domestic suppliers purchase a portion of their products from foreign sources. This reliance increases the risk that we will not have adequate and timely supplies of various products due to local political, economic, social, or environmental conditions (including acts of terrorism, the outbreak of war, or the occurrence of natural disaster), transportation delays (including dock strikes and other work stoppages), restrictive actions by foreign governments, or changes in U.S. laws and regulations affecting imports or domestic distribution. Reliance on foreign manufacturers also increases our exposure to trade infringement claims and reduces our ability to return product for various reasons.

Additionally, the costs of labor and wage taxes have increased in China, which means we are at risk of higher costs associated with goods manufactured in China. Significant increases in wages or wage taxes paid by contract facilities may increase the cost of goods manufactured, which could have a material adverse effect on our profit margins and profitability.

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

We believe the Michaels brand name and many of our private and exclusive brand names are powerful sales and marketing tools and we devote significant resources to promoting and protecting them. To be successful in the future, we must continue to preserve, grow and utilize the value of Michaels’ reputation. Reputational value is based in large part on perceptions of subjective qualities, and even isolated incidents may erode trust and confidence. In addition, we develop and promote private and exclusive brands, which we believe have generated national recognition. Our private label brands amounted to approximately 49% of total Net sales in fiscal 2012, and represent a growing portion of our overall sales. Damage to the reputations (whether or not justified) of our brand names could arise from product failures, litigation or various forms of adverse publicity, especially in social media outlets, and may generate negative customer sentiment, potentially resulting in a reduction in our sales and earnings.

Significant increases in inflation or commodity prices such as petroleum, natural gas, electricity, steel and paper may adversely affect our costs, including cost of merchandise.

Significant future increases in commodity prices or inflation could adversely affect our costs, including cost of merchandise and distribution costs. Furthermore, the transportation industry may experience a shortage or reduction of capacity, which could be exacerbated by higher fuel prices. Our results of operations may be adversely affected if we are unable to secure, or are able to secure only at significantly higher costs, adequate transportation resources to fulfill our receipt of goods or delivery schedules to the stores.

Our suppliers may fail us.

Many of our suppliers are small firms that produce a limited number of items. Given their limited resources, these firms are susceptible to cash flow issues, access to capital, production difficulties, quality control issues and problems in delivering agreed-upon quantities on schedule. We may not be able, if necessary, to return products to these suppliers and obtain refunds of our purchase price or obtain reimbursement or indemnification from them if their products prove defective. These suppliers may also be unable to withstand a downturn in economic conditions. Significant failures on the part of our key suppliers could have a material adverse effect on our results of operations.

In addition, many of these suppliers require extensive advance notice of our requirements in order to supply products in the quantities we desire. This long lead time may limit our ability to respond timely to shifts in demand.

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

We are subject to regulations by a variety of federal, state and international regulatory authorities, including the Consumer Product Safety Commission. In fiscal 2012, we purchased merchandise from approximately 600 vendors. Since a majority of our merchandise is manufactured in foreign countries, one or more of our vendors might not adhere to product safety requirements or our quality control standards, and we might not identify the deficiency before merchandise ships to our stores. Any issues of product safety, including but not limited to those manufactured in foreign countries, could cause us to recall some of those products. If our vendors fail to manufacture or import merchandise that adheres to our quality control standards, our reputation and brands could be damaged, potentially leading to increases in customer litigation against us. Furthermore, to the extent we are unable to replace any recalled products, we may have to reduce our merchandise offerings, resulting in a decrease in sales, especially if a recall occurs near or during a seasonal period. If our vendors are unable or unwilling to recall products failing to meet our quality standards, we may be required to recall those products at a substantial cost to us. Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. Long lead times on merchandise ordering cycles increase the difficulty for us to plan and prepare for potential changes to applicable laws. The Consumer Product Safety Improvement Act of 2008 imposes significant requirements on manufacturing, importing, testing and labeling requirements for our products. In the event that we are unable to timely comply with regulatory changes, significant fines or penalties could result, and could adversely affect our reputation, results of operations, cash flow and financial condition.

Unexpected or unfavorable consumer responses to our promotional or merchandising programs could materially adversely affect our sales, results of operations, cash flow and financial condition.

Brand recognition, quality and price have a significant influence on consumers’ choices among competing products and brands. Advertising, promotion, merchandising and the cadence of new product introductions also have a significant impact on consumers’ buying decisions. If we misjudge consumer responses to our existing or future promotional activities, this could have a material adverse impact on our sales, results of operations, cash flow and financial condition.

We believe improvements in our merchandise offering help drive sales at our stores. We could be materially adversely affected by poor execution of changes to our merchandise offering or by unexpected consumer responses to changes in our merchandise offering.

Improvements to our supply chain may not be fully successful.

An important part of our efforts to achieve efficiencies, cost reductions, and sales and cash flow growth is the identification and implementation of improvements to our supply chain, including merchandise ordering, transportation, and receipt processing. During fiscal 2013, we plan to continue to implement enhancements to our distribution systems and processes, which are designed to improve efficiency through the supply chain and at our stores. Significant changes to our supply chain could have a material adverse impact on our results of operations.

Changes in customer demands could materially adversely affect our sales, results of operations and cash flow.

Our success depends on our ability to anticipate and respond in a timely manner to changing customer demands and preferences for products and supplies used in creative activities. If we misjudge the market, we may significantly overstock unpopular products and be forced to take significant inventory markdowns, or experience shortages of key items, either of which could have a material adverse impact on our operating results and cash flow. In addition, adverse weather conditions, economic instability, and consumer confidence volatility could have a material adverse impact on our sales and operating results.

Our success will depend on how well we manage our business.

Even if we are able to substantially continue our strategy of expanding our store base, or additionally, to expand our business through acquisitions or vertical integration opportunities, we may experience problems, which may adversely impact profitability or cash flow. For example:

•                  the costs of opening and operating new stores may offset the increased sales generated by the additional stores.

•                  the closure of unsuccessful stores may result in the retention of liability for expensive leases.

•                  a significant portion of our management’s time and energy may be consumed with issues unrelated to advancing our core business strategies.

•                  the implementation of future operational efficiency initiatives, which may include the consolidation of certain operations and/or the possible co-sourcing of additional selected functions, may not produce the desired reduction in costs and may result in disruptions arising from such actions.

•                  failure to maintain stable relations with our labor force.

•                  our suppliers may be unable to meet the increased demand of additional stores in a timely manner.

•                  we may be unable to expand our existing distribution centers, or use third party distribution centers, on a cost-effective basis to provide merchandise to our new stores.

Competition, including Internet-based competition, could negatively impact our business.

The retail arts and crafts industry, including custom framing, is competitive, which could result in the reduction of our prices and loss of our market share. We must remain competitive in the areas of quality, price, breadth of selection, customer service, and convenience. We compete with mass merchants (e.g., Wal-Mart Stores, Inc. and Target Corporation), which dedicate a portion of their selling space to a limited selection of craft supplies and seasonal and holiday merchandise, along with national and regional chains and local merchants. We also compete with specialty retailers, which include Hobby Lobby Stores, Inc., A.C. Moore Arts & Crafts, Inc., Jo-Ann Stores, Inc. and Garden Ridge Corporation. Some of our competitors, particularly the mass merchants, are larger and have greater financial resources than we do. The Company also faces competition from Internet-based retailers, in addition to traditional store-based retailers. This could result in increased price competition since our customers could more readily search and compare non-private brand products. This could also lead to additional competitors, who may exploit a convenience advantage in the event we cannot offer a similar line of products online in the future. Furthermore, we ultimately compete with alternative sources of entertainment and leisure for our customers.

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

On May 3, 2011, we were advised by the U.S. Secret Service that they were investigating certain fraudulent debit card transactions that occurred on accounts that had been used for legitimate purchases in selected Michaels stores. A subsequent internal investigation revealed that approximately 90 payment card terminals in certain Michaels stores had been physically tampered with, potentially resulting in the compromise of customer debit and credit card information. The Company fully cooperated with various governmental entities and law enforcement authorities in investigating the payment card terminal tampering, and we believe we have taken appropriate steps to stop the use of the stolen information and have resolved all other related claims for an amount that will not have a material effect on our Consolidated Financial Statements.

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

The Company may be subject to information technology system failures or network disruptions, or our information systems may prove inadequate, resulting in damage to the Company’s reputation, business operations and financial conditions.

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

We are dependent upon the services of our senior management team, and the failure to attract and retain such individuals could adversely affect our operations.

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

Our business is highly seasonal. Our inventories and short-term borrowings may grow in the third fiscal quarter as we prepare for our peak selling season in the third and fourth fiscal quarters. Our most important quarter in terms of sales, profitability, and cash flow historically has been the fourth fiscal quarter. If for any reason our fourth fiscal quarter results were substantially below expectations, our operating results for the full year would be materially adversely affected, and we could have substantial excess inventory, especially in seasonal merchandise that is difficult to liquidate.

Changes in newspaper subscription rates may result in reduced exposure to our circular advertisements.

A substantial portion of our promotional activities utilize circular advertisements in local newspapers. A continued decline in consumer subscriptions of these newspapers could reduce the frequency with which consumers receive our circular advertisements, thereby negatively affecting sales, results of operations and cash flow.

Changes in regulations or enforcement, or our failure to comply with existing or future regulations, may adversely impact our business.

We are subject to federal, state, provincial and local regulations with respect to our operations in the U.S. and Canada. There are a number of legislative and regulatory initiatives that could adversely impact our business if they are enacted or enforced. Those initiatives include wage or workforce issues (such as minimum-wage requirements, overtime and other working conditions and citizenship requirements), collective bargaining matters, environmental regulation, price and promotion regulation, trade regulations and others. For example, in fiscal 2012, we settled a pricing and promotion investigation by the New York State Attorney General’s office through the payment of a fine and other consideration pursuant to an Assurance of Discontinuance, and could be subject to similar investigations, as well as lawsuits, in the future. We are currently subject to multiple class action lawsuits alleging violations of wage and workforce laws and to a purported class action lawsuit alleging violations of Ohio state law in relation to our advertising and pricing practices (see “Item 3. Legal Proceedings”).

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

Our Senior Secured Credit Facilities and the indentures governing our 2018 Senior Notes and Senior Subordinated Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability and the ability of our restricted subsidiaries to, among other things:

•                  incur additional debt.

•                  pay dividends or distributions on our capital stock or repurchase our capital stock.

•                  issue stock of subsidiaries.

•                  make certain investments.

•                  create liens on our assets to secure debt.

•                  enter into transactions with affiliates.

•                  merge or consolidate with another company.

•                  sell or otherwise transfer assets.

In addition, under our Restated Term Loan Credit Facility and our Restated Revolving Credit Facility, we are required to meet specified financial ratios in order to undertake certain actions, and under certain circumstances, we may be required to maintain a specified fixed charge coverage ratio. Our ability to meet those tests can be affected by events beyond our control, and we cannot be assured that we will meet them. A breach of any of these covenants or any other covenant could result in a default under our Senior Secured Credit Facilities. Upon the occurrence of an event of default under our Senior Secured Credit Facilities, the lenders could elect to declare all amounts outstanding under our Senior Secured Credit Facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our Senior Secured Credit Facilities could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets as collateral under our Senior Secured Credit Facilities. If the lenders under our Senior Secured Credit Facilities accelerate the repayment of borrowings, we cannot be assured that we will have sufficient assets to repay our Senior Secured Credit Facilities, as well as our unsecured indebtedness, including the notes.

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

We lease virtually all of our store, distribution center, and administrative locations, generally for long terms. While we have the right to terminate some of our leases under specified conditions by making specified payments, we may not be able to terminate a particular lease if or when we would like to do so. If we decide to close stores, we are generally required to continue to perform obligations under the applicable leases, which generally includes, among other things, paying rent and operating expenses for the balance of the lease term, or paying to exercise rights to terminate, and the performance of any of these obligations may be expensive. When we assign or sublease vacated locations, we may remain liable on the lease obligations if the assignee or sublessee does not perform. In addition, when leases for the stores in our ongoing operations expire, we may be unable to negotiate renewals, either on commercially acceptable terms, or at all, which could cause us to close stores. Accordingly, we are subject to the risks associated with leasing real estate, which can have a material adverse effect on our results.

We have co-sourced certain of our information technology, accounts payable, payroll, accounting and human resources functions and may co-source other administrative functions, which makes us more dependent upon third parties.

We place significant reliance on third party providers for the co-sourcing of certain of our information technology (IT), accounts payable, payroll, accounting and human resources functions. This co-sourcing initiative is a component of our ongoing strategy to increase efficiencies, increase our IT capabilities, monitor our costs and seek additional cost savings. These functions are generally performed in offshore locations, with Michaels’ oversight. As a result, we are relying on third parties to ensure that certain functional needs are sufficiently met. This reliance subjects us to risks arising from the loss of control over these processes, changes in pricing that may affect our operating results and, potentially, termination of provision of these services by our supplier. If our service providers fail to perform, we may have difficulty arranging for an alternate supplier or rebuilding our own internal resources, and we could incur significant costs, all of which may have a significant adverse effect on our business. We may co-source other administrative functions in the future, which would further increase our reliance on third parties. Further, the use of offshore service providers may expose us to risks related to local political, economic, social or environmental conditions (including acts of terrorism, the outbreak of war, or the occurrence of natural disaster), restrictive actions by foreign governments or changes in U.S. laws and regulations.

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiary.

Our Canadian subsidiary purchases inventory in U.S. dollars, which is sold in Canadian dollars and exposes us to foreign exchange rate fluctuations. As well, our customers at border locations can be sensitive to cross-border price differences. Substantial foreign currency fluctuations could adversely affect our business.

Failure to attract and retain quality sales, distribution center and other associates in appropriate numbers as well as experienced buying and management personnel could adversely affect our performance.

Our performance depends on recruiting, developing, training and retaining quality sales, distribution center and other associates in large numbers as well as experienced buying and management personnel. Many of our store level associates are in entry level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling labor costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, changing demographics, health and other insurance costs and governmental labor and employment requirements. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, causing our customer service to suffer, while increasing our wages could cause our earnings to decrease. The market for retail management is highly competitive and,  similar to other retailers, we face challenges in securing sufficient management talent. If we do not continue to attract, train and retain quality associates and management personnel, our performance could be adversely affected.

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

We are controlled by the Sponsors, whose interests as an equity holder may conflict with those of our debt investors and those of our Company.

We are controlled by the Sponsors, who currently indirectly own approximately 93% of our common stock in the aggregate. The Sponsors control the election of our directors and thereby have the power to control our affairs and policies, including the appointment of management, the issuance of additional equity and the declaration and payment of dividends if allowed under the terms of the credit agreement governing our Senior Secured Credit Facilities, the terms of the indenture governing the senior notes and the terms of our other indebtedness outstanding at the time. The Sponsors do not have any liability for any obligations under or relating to the notes offered hereby and their respective interests may be in conflict with those of our debt investors. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the Sponsors may pursue strategies that favor equity investors over debt investors. In addition, our equity holders may have an interest in pursuing acquisitions, divestitures, financing or other transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve risk to holders of our notes. Additionally, the Sponsors may make investments in businesses that directly or indirectly compete with us, or may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. For information concerning our arrangements with the Sponsors, see “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

ITEM 1B.  Unresolved Staff Comments.

Not applicable.

ITEM 2.  Properties.

We lease substantially all of the sites for our Michaels and Aaron Brothers stores, with the majority of our stores having initial lease terms of approximately 10 years. The leases are generally renewable, with increases in lease rental rates. Lessors have made leasehold improvements to prepare our stores for opening under a majority of our existing leases. As of February 2, 2013, in connection with stores that we plan to open or relocate in future fiscal years, we had signed over 55 leases for Michaels stores.

As of March 11, 2013, we lease the following non-store facilities:

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
5,495,000

The following table indicates the number of our retail stores located in each state or province as of March 11, 2013:

	Number of Stores
		Aaron
State/Province	Michaels	Brothers	Total
Alabama	12	—	12
Alaska	3	—	3
Alberta	17	—	17
Arizona	27	5	32
Arkansas	4	—	4
British Columbia	17	—	17
California	130	82	212
Colorado	21	3	24
Connecticut	15	—	15
Delaware	4	—	4
Florida	75	—	75
Georgia	32	1	33
Idaho	6	1	7
Illinois	38	—	38
Indiana	17	—	17
Iowa	7	—	7
Kansas	8	—	8
Kentucky	10	—	10
Louisiana	12	—	12
Maine	3	—	3
Manitoba	3	—	3
Maryland	23	—	23
Massachusetts	26	—	26
Michigan	35	—	35
Minnesota	23	—	23
Mississippi	6	—	6
Missouri	21	—	21
Montana	4	—	4
Nebraska	4	—	4
Nevada	10	5	15
New Brunswick	3	—	3
Newfoundland and Labrador	1	—	1
New Hampshire	8	—	8
New Jersey	29	—	29
New Mexico	3	—	3
New York	52	—	52
North Carolina	33	—	33
North Dakota	2	—	2
Nova Scotia	4	—	4
Ohio	32	—	32
Oklahoma	7	—	7
Ontario	45	—	45
Oregon	15	2	17
Pennsylvania	47	—	47
Prince Edward Island	1	—	1
Quebec	7	—	7
Rhode Island	3	—	3
Saskatchewan	3	—	3
South Carolina	12	—	12
South Dakota	2	—	2
Tennessee	14	—	14
Texas	77	15	92
Utah	12	—	12
Vermont	2	—	2
Virginia	34	—	34
Washington	22	9	31
West Virginia	5	—	5
Wisconsin	17	—	17
Wyoming	1	—	1
Total	1,106	123	1,229

ITEM 3.  Legal Proceedings.

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

Ragano Claim

On July 11, 2011, the Company was served with a lawsuit filed in the California Superior Court in and for the County of San Mateo by Anita Ragano, as a purported class action proceeding on behalf of herself and all current and former hourly retail employees employed by Michaels stores in California. We removed the matter to the U.S. District Court for the Northern District of California on August 9, 2011. The complaint was subsequently amended to add an additional named plaintiff, Terri McDonald. The lawsuit alleges Michaels stores failed to pay all wages and overtime, failed to provide its hourly employees with adequate meal and rest breaks (or compensation in lieu thereof), failed to timely pay final wages, unlawfully withheld wages and failed to provide accurate wage statements and further alleges that the foregoing conduct was in breach of various laws, including California’s unfair competition law. The plaintiffs seek injunctive relief, compensatory damages, meal and rest break penalties, waiting time penalties, interest, and attorneys’ fees and costs. On August 10, 2012, we reached a tentative class-wide settlement with plaintiffs and the Court granted preliminary approval on October 26, 2012. A final approval hearing is scheduled for April 5, 2013.  The settlement, if approval is granted, will not have a material effect on our consolidated financial statements, and was accrued as of February 2, 2013.

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

Tijero and Godfrey Consolidated Claim

On February 12, 2010, the Company and its wholly owned subsidiary, Aaron Brothers, was served with a lawsuit filed in the California Superior Court in and for the County of Alameda by Jose Tijero, a former assistant manager for Aaron Brothers, as a purported class action proceeding on behalf of himself and all current and former hourly retail employees employed by Aaron Brothers in California. On July 12, 2010, Aaron Brothers was served with a lawsuit filed in the California Superior Court in and for the County of Orange by Amanda Godfrey, a former Aaron Brothers’ hourly employee alleging similar allegations as in the Tijero suit. On October 15, 2010, the cases were consolidated against Aaron Brothers and re-filed in the U.S. District Court—Northern District of California. These suits allege that Aaron Brothers failed to pay all wages and overtime, failed to provide its hourly employees with adequate meal and rest breaks (or compensation in lieu thereof), failed to timely pay final wages, unlawfully withheld wages and failed to provide accurate wage statements and further alleges that the foregoing conduct was in breach of various laws, including California’s unfair competition law. The plaintiff seeks injunctive relief, compensatory damages, meal and rest break penalties, waiting time penalties, interest, and attorneys’ fees and costs. On April 4, 2012, we reached a class-wide settlement with plaintiffs that is subject to the Court’s approval.  The Court has denied the approval of the settlement, without prejudice, however, a renewed motion seeking approval of the settlement has been filed.  The settlement, if approved, will not have a material effect on our consolidated financial statements, and was accrued as of February 2, 2013.

Irene Barreras Claim

On July 24, 2012, Irene Barreras, a former employee, filed a purported class action proceeding against Michaels Stores, Inc. in the Superior Court of the State of California for the County of Alameda (“Alameda Superior Court”), alleging unfair business competition and unjust enrichment, wrongful termination, disability discrimination, failure to prevent discrimination, failure to engage in the interactive process, and failure to accommodate mental or physical disabilities.  The suit is brought on Ms. Barreras’ behalf and on behalf of a class of all retail store employees who were terminated from July 24, 2008 to the present, allegedly due to Michaels refusal to engage in the interactive process with, or provide accommodations to, the terminated employees who did not meet the qualifications for medical leaves.   The plaintiff seeks injunctive relief, compensatory damages, punitive damages, consequential damages, general damages, interest, attorneys’ fees and costs.  On August 24, 2012, we removed the case to the United States District Court, Northern District of California. Plaintiffs’ deadline to file its Motion for Class Certification is September 25, 2013.We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We do not believe the resolution of the lawsuit will have a material effect on our consolidated financial statements.

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

Also, relying in part on the California Supreme Court decision, an additional purported class action lawsuit was filed on May 20, 2011 against the Company: Melissa Tyler v. Michaels Stores, Inc. in the U.S. District Court-District of Massachusetts, alleging violation of a similar Massachusetts statute regarding the collection of personally identifiable information in connection with a credit card transaction. A hearing was held on October 20, 2011 on our Motion to Dismiss the claims. On January 6, 2012, the Court granted our Motion to Dismiss.   The Court thereafter certified questions of law to the Massachusetts Supreme Judicial Court regarding the interpretation of the Statute. On March 11, 2013, the District Court’s dismissal of the action was reversed and it was remanded back to the District Court for further proceedings.

We intend to vigorously defend each of these zip code claim cases and we are unable, at this time, to estimate a range of loss, if any.

Pricing and Promotion

On April 30, 2012, William J. Henry, a consumer, filed a purported class action proceeding against Michaels Stores, Inc. in the Court of Common Pleas, Lake County, Ohio, on behalf of himself and all similarly-situated Ohio consumers who purchased framing products and/or services from Michaels during weeks where Michaels was advertising a discount for framing products and/or services. The lawsuit alleges Michaels advertised discounts on its framing products and/or services without actually providing a discount to its customers. The plaintiff claims violation of Ohio law ORC 1345.01 et seq., breach of contract, unjust enrichment and fraud. The plaintiff has alleged damages, penalties and fees not to exceed $5 million, exclusive of interest and costs. We filed a Motion to Dismiss on July 3, 2012.  On October 23, 2012, the Court granted our Motion to Dismiss, in part, dismissing the Plaintiff’s breach of contract claim and denying the motion as to the other claims. A trial is scheduled for February 2014.  We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We do not believe the resolution of this lawsuit will have a material effect on our consolidated financial statements.

Website Tracking and Coding

On June 19, 2012, Jerome Jurgens, a citizen of Missouri, filed a purported class action proceeding against Michaels Stores, Inc. in the 25th Judicial Circuit Court, Phelps County, Missouri, on behalf of himself, Wendy Poepsel and all other similarly-situated Missouri individuals who, on or after June 19, 2007, accessed the Michaels website and had Flash cookies attach to their computers. Plaintiffs allege that Michaels, through the use of its website, makes use of cookies in order to ascertain user’s web browsing habits.  Specifically, the plaintiffs allege violations of the Missouri Computer Tampering and Merchandising Practices Act statutes, as well as common law claims of conversion, trespass to chattels, invasion of privacy and unjust enrichment are alleging damages, penalties and fees not to exceed $5 million, inclusive of costs and attorneys’ fees.   We filed a Motion to Dismiss on August 8, 2012, which was subsequently denied. Trial is to commence in September 2013.  We believe we have meritorious defenses and intend to defend the lawsuit vigorously. Michaels has tendered the matter to a vendor and the vendor has accepted the indemnity and defense of the case.

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

On August 20, 2012, we reached a tentative class-wide settlement with plaintiffs and the Court granted preliminary approval of the settlement on December 19, 2012. A final approval hearing is scheduled for April 4, 2013.   The settlement, will not have a material effect on our consolidated financial statements, and was accrued as of February 2, 2013.

Governmental Inquiries and Related Matters

Non-U.S. Trust Inquiry

In early 2005, the District Attorney’s office of the County of New York and the SEC opened inquiries concerning non-U.S. trusts that directly or indirectly held shares of Michaels Common Stock and Common Stock options. On July 29, 2010, the SEC filed a civil enforcement action in federal district court for the Southern District of New York against Charles Wyly, Sam Wyly, the Wylys’ attorney - Michael French, and others alleging, among other things, violations of various federal securities laws, including those governing ownership reporting and trading of securities, in connection with the non-U.S. trusts and their subsidiaries. Additional information may be obtained at the SEC’s website. Sam Wyly, the estate of Charles Wyly and Mr. French, also a former director of the Company, have requested indemnification from the Company for certain legal costs with respect to these matters. The Company has resolved all claims with regards to Sam Wyly and the estate of Charles Wyly for an immaterial amount.

On April 12, 2012, Mr. French filed a lawsuit against the Company and the non-U.S. trusts in the District Court of Dallas County, Texas. The matter was dismissed as to the non-U.S. trusts.  Mr. French seeks damages from the Company for breach of contract, attorneys’ fees and costs related to the Company’s alleged indemnification obligations to Mr. French and attorneys’ fees and costs related to the lawsuit.  We believe we have meritorious defenses and intend to defend the claims vigorously. We do not believe the resolution of this case will have a material effect on our Consolidated Financial Statements.

General

In addition to the litigation discussed above, we are, and in the future, may be involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business.

PART II

ITEM 4. Submission of Matters to a Vote of Security Holders.

By a written consent dated March 19, 2012 holders of 93% of the common stock of the Company voted their shares to ratify prior transactions between the Company and certain affiliates. The affirmative vote of more than 50% of the stockholders was required to take such action.

By a written consent dated September 13, 2012, holders of 93% of the common stock of the Company voted their shares to allow the Company to enter into the Restated Revolving Credit Facility. The affirmative vote of more than 50% of the stockholders was required to take such action.

By a written consent dated January 28, 2013, holders of 93% of the common stock of the Company voted their shares to allow the Company to enter into the Restated Term Loan Credit Facility. The affirmative vote of more than 50% of the stockholders was required to take such action.

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is privately held and there is no established public trading market for our stock.

Holders

As of March 11, 2013, there were 31 holders of record of our common stock.

Dividends

The Company has not declared or paid any cash dividends on its common stock in fiscal 2012 and fiscal 2011.  The Company does not anticipate paying any cash dividends in the near future.

ITEM 6.  Selected Financial Data.

The following financial information for the five most recent fiscal years has been derived from our Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.

	Fiscal Year
	2012(1)	2011	2010	2009	2008
	(In millions, except operating and store count data)
Results of Operations Data:
Net sales	$4,408	$4,210	$4,031	$3,888	$3,817
Operating income	615	569	488	397	304
Interest expense	245	254	276	257	302
Refinancing costs and losses on early extinguishments of debt(2)	33	18	53	—	—
Net income (loss)	214	176	103	103	(7)
Comprehensive income (loss)	214	175	104	104	(12)

Balance Sheet Data:
Cash and equivalents	$56	$371	$319	$217	$33
Merchandise inventories	865	840	826	873	900
Total current assets	1,047	1,334	1,271	1,199	1,047
Total assets	1,541	1,822	1,780	1,722	1,639
Total current liabilities	824	837	685	719	683
Current debt	150	127	1	119	173
Long-term debt	2,891	3,363	3,667	3,684	3,756
Total liabilities	3,800	4,296	4,434	4,488	4,517
Stockholders’ deficit	(2,259)	(2,474)	(2,654)	(2,766)	(2,878)

Other Financial Data:
Cash flows provided by operating activities	$302	$413	$438	$405	$59
Cash flows used in investing activities	(124)	(109)	(83)	(43)	(85)
Cash flow (used in) provided by financing activities	(493)	(252)	(253)	(178)	30

Other Operating Data:
Average net sales per selling square foot (3)	$215	$212	$205	$201	$202
Comparable store sales increase (decrease) (4)	1.5%	3.2%	2.5%	0.2%	(4.6)%
Total selling square footage (in millions)	20.6	20.1	19.9	19.6	19.4

Stores Open at End of Year:
Michaels	1,099	1,064	1,045	1,023	1,009
Aaron Brothers	126	134	137	152	161
Total stores open at end of year	1,225	1,198	1,182	1,175	1,170

(1)            Fiscal 2012 consisted of 53 weeks while all other periods presented consisted of 52 weeks.

(2)            Fiscal 2012 refinancing costs and losses on early extinguishments of debt includes $12 million of refinancing costs associated with our Restated Term Loan Credit Facility, an $8 million loss related to our amended and restated senior secured term loan facility and prepayment of our B-1 Term Loans, an $11 million loss related to the redemption of our remaining outstanding 13% Subordinate Discount Notes due November 1, 2016  (“Subordinated Discount Notes”), and a $2 million loss related to our senior secured asset-based Revolving Credit Facility. Fiscal 2011 refinancing costs and losses on early extinguishments of debt includes an $18 million loss related to the early extinguishment of $163 million face value, or $155 million accreted value, of our outstanding Subordinated Discount Notes and $7 million face value of our Senior Subordinated Notes. Fiscal 2010 refinancing costs and losses on early extinguishments of debt includes a $53 million loss related to the early extinguishment of our 10% Senior Notes.

(3)            The calculation of average net sales per selling square foot includes only Michaels comparable stores, as defined below. Aaron Brothers, which is a smaller store model, is excluded from the calculation.

(4)            Comparable store sales increase (decrease) represents the increase (decrease) in net sales for stores open the same number of months in the indicated and comparable period of the previous year, including stores that were relocated or expanded during either period. A store is deemed to become comparable in its 14th month of operation in order to eliminate grand opening sales distortions. A store temporarily closed more than two weeks is not considered comparable during the month it is closed. If a store is closed longer than two weeks but less than two months, it becomes comparable in the month in which it reopens, subject to a mid-month convention. A store closed longer than two months becomes comparable in its 14th month of operation after its reopening.

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

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. References to fiscal year mean the year in which that fiscal year began. Fiscal 2012 ended on February 2, 2013, fiscal 2011 ended on January 28, 2012, and fiscal 2010 ended on January 29, 2011. Fiscal 2012 contained 53 weeks, while fiscal 2011 and fiscal 2010 each contained 52 weeks.

Executive Overview

We believe Michaels is where creativity happens.  With over $4.4 billion in sales, we are the largest arts and crafts specialty retailer in North America. Our primary business is the operation of 1,106 Michaels stores across the U.S. and Canada. We also operate 123 Aaron Brothers stores, a custom frame, framing, and art supply chain (all store counts are as of March 11, 2013).

Highlights for fiscal 2012 include the following:

•      Net sales increased to $4,408 million, a 4.7% improvement over last year, driven by a 1.5% increase in comparable store sales, the opening of 38 new stores and a 53rd week in fiscal 2012. Our new store growth included five urban market stores as well as three small market stores. In addition, we completed 13 store relocations during the year.

•      The estimated impact of the 53rd week in fiscal 2012 was an increase in Net sales of approximately $66 million.

•      Our Michaels retail stores’ private brand merchandise drove 49% of Net sales, up from 44% in fiscal 2011.

•      Direct import penetration, as a percent of total receipts, increased to 29% compared to 26% in fiscal 2011.

•      Gross profit improved by 30 basis points to 40.3% for fiscal 2012.

•      We reported record operating income of $615 million, an increase of 8.1% from prior year.

•      Net income increased by $38 million to $214 million. Adjusted EBITDA, a non-GAAP measure that is a required calculation in our debt agreements, improved by 6.7%, from $706 million in fiscal 2011 to $753 million fiscal 2012 (see Non-GAAP Measures).

•      We reduced our outstanding indebtedness by $449 million.

•      We redeemed our remaining outstanding Subordinated Discount Notes totaling $306 million.

•      We prepaid the remaining $501 million of B-1 Term Loans under our Senior Secured Term Loan Facility and subsequently amended and restated various terms of our Senior Secured Term Loan Facility to provide senior secured financing of $1,640 million due to mature on or after July 28, 2018.

•      We amended and restated various terms of our senior secured asset-based revolving credit facility.

•      We continued to build our relationship with our customers through our marketing vehicles, internet site, mobile platform, in-store experience, and social media outlets.

In fiscal 2013, we will continue to lead industry growth and innovation through strategic initiatives such as:

•   deepening our customer relationship through in-store experiences and multi-channel marketing.

•   offering inspirational new products through frequent merchandise resets.

• continuously improving processes to achieve cost savings and cash flow increases.

•   growing private brand penetration.

•   continuing to improve pricing and promotional strategies.

•   opening 50 to 55 new stores, including 10 to 20 relocations.

Critical Accounting Policies and Estimates

We have prepared our financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), and these financial statements necessarily include some amounts that are based on our informed judgments and estimates. Our senior management has discussed the development and selection of these critical accounting estimates, and the disclosure in this section of this report regarding them, with the Audit Committee of our Board. Our significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements. Our critical accounting policies represent those policies that are subject to judgments and uncertainties. As discussed below, our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of these policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. Our critical accounting policies include:

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

Vendor allowances, which primarily represent volume rebates and cooperative advertising funds, are recorded as a reduction of the cost of the merchandise inventories and a subsequent reduction in Cost of sales when the inventory is sold. We generally earn vendor allowances as a percentage of certain merchandise purchases with no minimum purchase requirements. Typically, our vendor allowance programs extend for a period of 12 months. We recognized vendor allowances of $110 million, or 2.5% of Net sales in fiscal 2012, $115 million, or 2.7% of Net sales in fiscal 2011, and $112 million, or 2.8% of Net sales in fiscal 2010. During the three fiscal years ended February 2, 2013, the number of vendors from which vendor allowances were received ranged from approximately 650 to 670. As a result of our increased direct import penetration, vendor allowances, as a percentage of Net sales, have been declining and we expect this trend to continue in future years.

We utilize perpetual inventory records to value inventory in our stores. Physical inventory counts are performed in a significant number of stores during each fiscal quarter by a third party inventory counting service. Substantially all stores open longer than one year are subject to at least one count each fiscal year. We adjust our perpetual records based on the results of the physical counts. We maintain a provision for estimated shrinkage based on the actual historical results of our physical inventories. We compare our estimates to the actual results of the physical inventory counts as they are taken and adjust the shrink estimates accordingly. A 10% change in our estimated shrinkage would have affected Net income by $2 million for fiscal 2012. We also evaluate our merchandise to ensure that the expected net realizable value of the merchandise held at the end of a fiscal period exceeds cost.  In the event that the expected net realizable value is less than cost, we reduce the value of that inventory accordingly. A 10% change in our inventory valuation reserve would have affected Net income by $1 million for fiscal 2012.

Goodwill—We review goodwill for impairment each year in the fourth quarter, or more frequently if required. Beginning in fiscal 2011, in conducting our impairment review, we elected to first perform a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) the fair value of our reporting units is less than its carrying value. Factors used in our qualitative assessment include, but are not limited to, macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, company and reporting unit specific events, and the margin between the fair value and carrying value of each reporting unit in recent valuations.

If, after assessing the totality of events or circumstances such as those described above, we determine that it is more likely than not that the fair value of our reporting units is greater than its carrying amount, no further action is required. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we will compare the reporting unit’s carrying value to its estimated fair value, determined through estimated discounted future cash flows and market-based methodologies. If the carrying value exceeds the estimated fair value, we determine the fair value of all assets and liabilities of the reporting unit, including the implied fair value of goodwill. If the carrying value of goodwill exceeds the implied fair value, we recognize an impairment charge equal to the difference.

Factors used in the valuation of goodwill include, but are not limited to, management’s plans for future operations, recent operating results and discounted projected future cash flows. Material assumptions used in our impairment analysis include the weighted average cost of capital percentage, terminal growth rate and forecasted long-term sales growth. During fiscal 2012, we recognized a goodwill impairment charge of $1 million for our online scrapbooking business.  See Note 8 to our Consolidated Financial Statements for further information.  During fiscal 2011 and fiscal 2010, there was no impairment charge taken on our goodwill.

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

Our evaluation requires consideration of a number of factors including changes in consumer demographics and uncertain future events. Accordingly, our accounting estimates may change from period to period. These factors could cause management to conclude impairment indicators exist and require that tests be performed, which could result in a determination that the value of long-lived assets is impaired, resulting in a writedown to fair value.

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

An impairment is recognized once all the factors noted above are taken into consideration and it is determined the carrying amount of the store’s assets are not recoverable. The impairment is based on estimated fair value of the assets, excluding assets that can be redeployed. In fiscal 2012, we recorded an impairment charge, net of tax, of $4 million related to the write off of long-lived assets associated with our online scrapbooking business. We recorded an impairment charge, net of tax, of less than $1 million in each of fiscal 2011 and fiscal 2010.  In addition to recording impairment charges on certain stores based on the previously discussed criteria, we maintain a list of stores we consider at risk and monitor those stores closely. As of February 2, 2013, we had three stores we considered at risk for impairment with a minimal carrying value of assets.

Reserve for Closed Facilities—We maintain a reserve for future rental obligations, carrying costs, and other closing costs related to closed facilities, primarily closed and relocated stores. In accordance with ASC 420, Exit or Disposal Cost Obligations, we recognize exit costs for any store closures at the time the store is closed. Such costs are recorded within the Cost of sales and occupancy expense line item on our Consolidated Statements of Comprehensive Income.

The cost of closing a store or facility is calculated as the lesser of the present value of future rental obligations remaining under the lease (less estimated sublease rental income) or the lease termination fee. The determination of the reserves is dependent on our ability to make reasonable estimates of costs to be incurred post-closure and of rental income to be received from subleases. In planning our store closures, we try to time our exits as close to the lease termination date as possible to minimize any remaining lease obligation. As of February 2, 2013 and January 28, 2012, our reserves for closed facilities were $8 million and $9 million, respectively. The reserves could differ materially if market conditions were to vary significantly from our assumptions.

Self-Insurance—We have insurance coverage for losses in excess of self-insurance limits for medical liability, general liability and workers’ compensation claims.  Health care reserves are based on actual claims experience and an estimate of claims incurred but not reported. Reserves for general liability and workers’ compensation are determined through the use of actuarial studies. Due to the significant judgments and estimates utilized in determining these reserves, they are subject to a high degree of variability. In the event our insurance carriers are unable to pay claims submitted to them, we would record a liability for such estimated payments we expect to incur. A 10% change in our self-insurance liability would have affected Net income by approximately $4 million for fiscal 2012.

Revenue Recognition—Revenue from sales of our merchandise is recognized when the customer takes possession of the merchandise. Revenue is presented net of sales taxes collected. Sales related to custom framing are deferred until the order is picked up by the customer, which we estimate based on historical customer behavior. We deferred 10 days of custom framing revenue at the end of fiscal 2012, and 13 days at the end of each of fiscal 2011 and 2010. A one day change in our custom frame deferral would have had a minimal impact on our fiscal 2012 Net income. As of February 2, 2013 and January 28, 2012, our deferred framing revenue was approximately $8 million and $10 million, respectively.

We allow for merchandise to be returned under most circumstances and provide a reserve for estimated returns. We use historical customer return behavior to estimate our reserve requirements. As of February 2, 2013 and January 28, 2012, our sales returns reserve was approximately $3 million.

We record a gift card liability on the date we issue the gift card to the customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. The deferred revenue associated with outstanding gift cards increased $3 million from $30 million at January 28, 2012 to $33 million as of February 2, 2013. We escheat the value of unredeemed gift cards where required by law. Any remaining liabilities not subject to escheatment are evaluated to determine whether the likelihood of the gift card being redeemed is remote (gift card breakage). We recognize gift card breakage as revenue, by applying our estimate of the rate of gift card breakage over the period of estimated performance. Our estimates of the gift card breakage rate are applied to the estimated amount of gift cards that are expected to go unused and that are not subject to escheatment, and such estimates are based on customers’ historical redemption rates and patterns. We recognized revenue of approximately $3 million in fiscal 2012, $1 million in fiscal 2011, and $3 million in fiscal 2010 related to such gift card balances. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to recognize income related to unredeemed gift cards. However, if actual results are not consistent with our assumptions, we may record additional income or expense.

Costs of Sales and Occupancy Expenses—Cost of sales and occupancy expenses include the following which may not be comparable to other companies:

Included in our Costs of sales are the following:

•                  purchase price of merchandise, net of vendor allowances and rebates.

•                  inbound freight, inspection costs, duties and import agent commissions.

•                  warehousing, handling, and transportation costs (including internal transfer costs such as distribution center-to-store freight costs) and purchasing and receiving costs.

•                  share-based compensation costs for those employees involved in preparing inventory for sale.

Costs of sales are included in merchandise inventories and expensed as the merchandise is sold.

Included in our occupancy expenses are the following costs which are recognized as period costs as described below:

•                  store expenses such as rent, insurance, taxes, common area maintenance, utilities, repairs and maintenance.

•                  amortization of store buildings and leasehold improvements.

•                  store closure costs.

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

Share-Based Compensation Expenses—ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements, based on their grant date fair value, ratably recognized as an expense over the requisite service period. We estimate the fair value of stock option awards using a Black-Scholes option value model.

All grants of our stock options have an exercise price equal to or greater than the fair market value of our common stock on the date of grant. Because we are privately held and there is no public market for our common stock, the fair value of our equity was estimated by a third party valuation firm and approved by our Board at the time option grants are awarded.  In estimating the fair value of our common stock, the Board considers factors it believes are material to the valuation process including the Company’s actual and projected financial results, the principal amount of the Company’s indebtedness and formal valuations of the Company. In fiscal 2012, fiscal 2011 and fiscal 2010, valuations completed relied on projections of our future performance, estimates of our weighted average cost of capital, and metrics based on the performance of a peer group of similar companies, including valuation multiples and stock price volatility.

From January 28, 2012 to February 2, 2013, the estimated fair value of common stock increased from $24.09 to $26.93 per share. The price per share increased over the period primarily due to the reduction in the amount of our outstanding debt and an increase in our baseline operating results.

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

As of February 2, 2013, compensation cost not yet recognized related to nonvested awards totaled $10 million and is expected to be recognized over a weighted average period of 2.4 years. In the event of a Change in Control (as defined in the Stockholders Agreement), all nonvested awards will vest and the $10 million would be immediately recognized. A 10% change in the fair value of stock option awards granted in fiscal 2012 would have had an immaterial impact on our fiscal 2012 Net income and compensation cost not yet recognized.

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

•    taxable income in prior carryback years; and

•    tax-planning strategies.

Our evaluation regarding whether a valuation allowance is required or should be adjusted also considers, among other things, the nature, frequency, and severity of recent losses, forecasts of future profitability and the duration of statutory carryforward periods. Our forecast of future profitability represents our best estimate of these future events. After conducting this assessment, the valuation allowance recorded against our deferred tax assets was $10 million and $14 million as of February 2, 2013 and January 28, 2012, respectively.  If actual results differ from estimated results, or if we adjust these assumptions in the future, we may need to adjust our deferred tax assets or liabilities, which could impact our effective tax rate.

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

Results of Operations

The following table sets forth the percentage relationship to Net sales of line items of our Consolidated Statements of Comprehensive Income. This table should be read in conjunction with the following discussion and with our Consolidated Financial Statements, including the related notes.

	Fiscal Year
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	59.7	60.0	61.2
Gross profit	40.3	40.0	38.8
Selling, general, and administrative expense	25.7	26.1	26.3
Impairment of intangible assets	0.2	—	—
Related party expenses	0.3	0.3	0.3
Store pre-opening costs	0.1	0.1	0.1
Operating income	14.0	13.5	12.1
Interest expense	5.6	6.0	6.8
Refinancing costs and losses on early extinguishments of debt	0.7	0.4	1.3
Other (income) and expense, net	—	0.2	0.2
Income before income taxes	7.7	6.9	3.8
Provision for income taxes	2.8	2.7	1.2
Net income	4.9%	4.2%	2.6%

Fiscal 2012 Compared to Fiscal 2011

Net Sales—Net sales increased for fiscal 2012 by $198 million, or 4.7%, over fiscal 2011 due to $70 million of incremental revenue from our non-comparable stores, $66 million from the 53rd week of fiscal 2012, and a $62 million increase in comparable store sales. Comparable store sales increased 1.5% driven by an increase in transactions of 0.8% and an increase in the average ticket of 0.7%. Comparable store sales dollar growth was strongest in custom framing within our framing department and percentage growth was strongest in home accents within our seasonal and home décor department.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $106 million to $2,632 million in fiscal 2012 from $2,526 million in fiscal 2011 due primarily to a $95 million increase in merchandise costs associated with higher sales, including $66 million of sales from the 53rd week of fiscal 2012. The increase was partially offset by a $14 million decrease in merchandise costs related to our direct import penetration, private brand initiative, and improved pricing and promotion management. In addition, we had a $7 million increase from favorable shrink experience in fiscal 2011 compared to more normal levels in fiscal 2012, and a $5 million increase from lower recognition of vendor allowances compared to prior year. Finally, rent and related expenses increased $15 million due mainly to $10 million of new store rent and a $3 million increase in occupancy insurance premiums.

Cost of sales and occupancy expense decreased 30 basis points, as a percentage of Net sales, to 59.7% in fiscal 2012 from 60.0% in fiscal 2011. Merchandise cost decreased 30 basis points driven by our direct import penetration, private brand initiative, and improved pricing and promotion management, while occupancy decreased 30 basis points due to increased leverage on higher store sales. These improvements were partially offset by a 20 basis point increase from the recognition of vendor allowances compared to prior year.

Selling, General, and Administrative Expense—Selling, general and administrative expense was $1,135 million in fiscal 2012 compared to $1,098 million in fiscal 2011. Selling, general and administrative expense increased $37 million driven by $23 million of incremental store costs for operating 35 additional Michaels stores and a $17 million increase in store payroll from additional payroll associated with the 53rd week of fiscal 2012, as well as a higher average hourly wage rate. In addition, we had a $6 million increase in corporate payroll due primarily to the 53rd week of fiscal 2012, an increase in wage rate and an increased headcount. Finally, we had a $4 million increase in group insurance claims and payroll tax increased $4 million mainly due to an increase in unemployment insurance rates compared to last year. These amounts were partially offset by a $18 million decrease in bonus expense from a lower bonus payout recognized in fiscal 2012 compared to fiscal 2011.

As a percentage of Net sales, Selling, general and administrative expense decreased 40 basis points primarily due to a 50 basis point decrease in bonus expense compared to fiscal 2011.

Impairment of Intangible Assets—Impairment of intangible assets for fiscal 2012 is related to an impairment charge of $7 million for long-lived assets associated with our online scrapbooking business and a goodwill impairment charge of $1 million, which represents the carrying amount of the goodwill of our online scrapbooking business.

Related Party Expenses—Related party expenses were $13 million for each of fiscal 2012 and fiscal 2011, consisting of management fees and associated expenses paid to our Sponsors and Highfields Capital Management, L.P.

Interest Expense— Interest expense decreased from $254 million in fiscal 2011 to $245 million in fiscal 2012, as a result of a $449 million reduction in our total debt outstanding, partially offset by a higher average interest rate on our outstanding debt.

Refinancing Costs and Losses on Early Extinguishments of Debt—During fiscal 2012, we recorded refinancing costs of $12 million related to our Restated Term Loan Credit Facility. We also recorded a loss of $8 million to write off debt issuance costs related to our Senior Secured Term Loan Facility and prepayment of our B-1 Term Loans.  In addition, we recorded an $11 million loss related to the redemption of our remaining outstanding 13% Subordinated Discount Notes. The $11 million loss was comprised of an $8 million redemption premium and $3 million to write off related debt issuance costs. Finally, we recorded a loss of $2 million to write off debt issuance costs related to our senior secured asset-based Revolving Credit Facility. During fiscal 2011, we recorded a loss of $18 million related to the early extinguishment of $163 million face value, or $155 million accreted value, of our Subordinated Discount Notes and $7 million face value of our Senior Subordinated Notes. The $18 million loss was comprised of $11 million to recognize the unrealized interest accretion and the write off of related debt issuance costs, as well as $7 million of purchase premiums. See Note 3 to the Consolidated Financial Statements for further discussion.

Other (Income) and Expense, Net—Other income for fiscal 2012 is primarily related to foreign exchange transaction gains. Other expense for fiscal 2011 is related to a $5 million unfavorable change in the fair value of the interest rate derivative (the “interest rate cap”), as more fully described in Note 7 to the Consolidated Financial Statements and $4 million in foreign exchange transaction losses.

Provision for Income Taxes—The effective tax rate for fiscal 2012 was 36.7%. The effective tax rate for fiscal 2011 was 38.8%. The rate was lower than the statutory rate due primarily to the reversal of accruals for uncertain tax positions as a result of the closure of tax audits and the expiration of the statute of limitations on previously open tax years.

Fiscal 2011 Compared to Fiscal 2010

Net Sales—Net sales increased for fiscal 2011 by $179 million, or 4.4%, over fiscal 2010 due primarily to a $128 million increase in comparable store sales. Comparable store sales increased 3.2% driven by an increase in transactions of 2.0% and an increase in the average ticket of 1.2%. The fluctuation in the exchange rates between the U.S. and Canadian dollars positively impacted the average ticket by 20 basis points. Comparable store sales growth was strongest in bakeware within our general and children’s crafts department. In addition, sales from our non-comparable new stores provided incremental revenue of $51 million.

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

Cost of sales and occupancy expense decreased 120 basis points, as a percentage of Net sales, to 60.0% in fiscal 2011 from 61.2% in fiscal 2010. Merchandise cost decreased 90 basis points driven by our direct import penetration, private brand initiative, and improved pricing and promotion management, while increased focus on inventory management contributed an additional 50 basis points to the reduction in cost of sales; these initiatives more than offset the impact of increases in inflation during the period. These improvements were partially offset by a 30 basis point increase from the recognition of freight and distribution costs.

Selling, General, and Administrative Expense—Selling, general and administrative expense was $1.098 billion in fiscal 2011 compared to $1.059 billion in fiscal 2010. Selling, general and administrative expense increased $39 million driven by an $11 million increase in payroll from existing stores, including $3 million of one-time training cost related to our new store labor model. In addition, we had $9 million in costs for new stores opened in fiscal 2011 and a $6 million increase from a full year of expense for stores opened in fiscal 2010. Finally, advertising increased $11 million from digital and targeted marketing campaigns that did not occur last year. As a percentage of Net sales, Selling, general and administrative expense decreased 20 basis points due to increased leverage of payroll and benefits from higher comparable store sales.

Related Party Expenses—Related party expenses were $13 million and $14 million for fiscal 2011 and fiscal 2010, respectively, consisting of management fees and associated expenses paid to our Sponsors and Highfields Capital Management, L.P.

Interest Expense—Interest expense decreased from $276 million in fiscal 2010 to $254 million in fiscal 2011, as a result of a lower average interest rate and a $178 million reduction in our total debt outstanding.

Refinancing Costs and Losses on Early Extinguishments of Debt—We recorded a loss of $18 million related to the early extinguishment of $163 million face value, or $155 million accreted value, of our Subordinated Discount Notes during fiscal 2011 and $7 million face value of our Senior Subordinated Notes. The $18 million loss is comprised of $11 million to recognize the unrealized interest accretion and the write off of related debt issuance costs, as well as $7 million of purchase premiums. See Note 4 to the Consolidated Financial Statements for further discussion. During fiscal 2010, we recorded a loss of $53 million related to the early extinguishment of our 10% Senior Notes due November 1, 2014 (the “2014 Senior Notes”). The $53 million loss was comprised of $41 million of tender and call premiums and $12 million to write off the remaining unamortized debt issuance costs.

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

Provision for Income Taxes—The effective tax rate for fiscal 2011 was 38.8%. The effective tax rate for fiscal 2010 was 30.9%. The fiscal 2011 rate was lower than the statutory rate due primarily to impacts of 2.8% from audit settlements with taxing authorities, 1.1% from federal manufacturing deductions and 1.1% from our ability to utilize federal tax credits.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, to purchase inventory, to service our outstanding debt, and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities, and funds available under our Restated Revolving Credit Facility will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and anticipated growth for the foreseeable future. Our ability to satisfy our liquidity needs and continue to refinance or reduce debt could be adversely affected by the occurrence of any of the events described under “Item 1A. Risk Factors” or our failure to meet our debt covenants as described in “—Liquidity and Capital Resources—Cash Flow from Financing Activities”.

To finance the Merger, we issued the 2014 Senior Notes, Senior Subordinated Notes and Subordinated Discount Notes and executed a Senior Secured Term Loan Facility and a senior secured asset-based Revolving Credit Facility. Our substantial indebtedness could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk, and prevent us from meeting our obligations. Management reacts strategically to changes in economic conditions and monitors compliance with debt covenants to seek to mitigate any potential material impacts to our financial condition and flexibility.

The Company intends to use excess operating cash flows to repay portions of its indebtedness, depending on market conditions and growth opportunities. If the Company uses its excess cash flows to repay its debt, it will reduce the amount of excess cash available for additional capital expenditures.

As of February 2, 2013, we had an aggregate principal amount of $393 million of our Senior Subordinated Notes are scheduled to mature in November 2016. On February 27, 2013, we redeemed $137 million in aggregate principal amount of the outstanding Senior Subordinated Notes with cash on hand and borrowings made under our Restated Revolving Credit Facility for an aggregate redemption price (including the applicable redemption premium and accrued and unpaid interest) of $147 million.  The 7 ¾% Senior Notes mature in 2018, and the Restated Term Loan Credit Facility matures in or after 2018. Although no assurance can be given, depending on market conditions and other factors, we plan to repay or refinance such indebtedness prior to maturity.

We, and our subsidiaries, may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our Senior Secured Credit Facilities and the indentures governing our 2018 Senior Notes and Senior Subordinated Notes. If new indebtedness is added to our current debt levels, the related risks we now face could intensify.

We had $3,041 million of indebtedness outstanding at February 2, 2013, of which $1,641 million was subject to variable interest rates and $1,400 million was subject to fixed interest rates. As of February 2, 2013, our Restated Revolving Credit Facility provided for an aggregate amount of $650 million in commitments, subject to a borrowing base, which supported borrowings of $1 million and $62 million of outstanding standby letters of credit and provided $587 million of unused borrowing capacity. On February 27, 2013, we borrowed $142 million under the Restated Revolving Credit Facility to fund the partial redemption of our outstanding Senior Subordinated Notes, resulting in $445 million of unused borrowing capacity under our Restated Revolving Credit Facility as of such date. Our cash and equivalents decreased $315 million from $371 million at the end of fiscal 2011 to $56 million at the end of fiscal 2012.

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

Cash Flow from Operating Activities

Cash flow provided by operating activities in fiscal 2012 was $302 million compared to $413 million in fiscal 2011. The $111 million change was due in part to a $73 million decrease from the timing of accounts payable, $30 million decrease in deferred income taxes, and a $29 million decrease from lower bonuses accrued in fiscal 2012.  In addition we had a $13 million decrease from the timing of sales tax payments and an $11 million decrease from the timing of inventory purchases. Average inventory per Michaels store (including supporting distribution centers) was $754,000, down from last year’s balance of $757,000. These decreases were partially offset by a $27 millon increase from the timing of income tax payments and an increase in Net income of $15 million before the consideration of non-cash debt related expenses.

Cash Flow from Investing Activities

Cash flow used in investing activities represents the following capital expenditures:

	Fiscal Year
	2012	2011	2010
	(In millions)
New and relocated stores and stores not yet opened (1)	$42	$28	$23
Existing stores	30	25	24
Information systems (2)	36	45	27
Corporate and other	16	11	7
	$124	$109	$81

(1)            In fiscal 2012, we incurred capital expenditures related to the opening of 38 Michaels stores in addition to the relocation of 13 Michaels stores. In fiscal 2011, we incurred capital expenditures related to the opening of 25 Michaels stores and the relocation of 15 Michaels stores. In fiscal 2010, we incurred capital expenditures related to the opening of 23 Michaels stores and the relocation of 10 Michaels stores. The increase in capital expendidures per store in fiscal 2012 is due mainly to an increase in leasehold improvements for three unique locations.  Excluding those locations, the average per store was comparable to fiscal 2011 and fiscal 2010.

(2)            Our fiscal 2012 information systems capital expenditures decreased from fiscal 2011 mainly due to the launch of MiDesign@Michaels and the replacement of approximately 7,200 payment card terminals in fiscal 2011. The increase from fiscal 2010 to fiscal 2011 is primarily due to the lauch of MiDesign@Michaels and the payment card terminal replacement, as well as other infrastructure projects to support future growth.

We capitalize and depreciate significant renewals or betterments that substantially extend the life of the asset. We also capitalize certain costs related to the acquisition and development of internal use software that is expected to benefit future periods. In fiscal 2012, fiscal 2011 and fiscal 2010, we capitalized payroll costs of approximately $35 million, $51 million and $14 million, respectively, related to our capital expenditures.

We currently estimate that our capital expenditures will be increased to between $130 million and $140 million in fiscal 2013. We plan to invest in the infrastructure necessary to support the further development of our business and continued growth. In fiscal 2013, we plan to open 50 to 55 stores, including 10 to 20 relocations. We expect our capital expenditures will be financed with cash from operations.

Cash Flow from Financing Activities

Cash flow used in financing activities during fiscal 2012 was $493 million, compared to $252 million during fiscal 2011.  Cash flow used in financing activities for fiscal 2012 was impacted by the $1,996 million prepayment of our Senior Secured Term Loan Facility and borrowings under the Restated Term Loan Credit Facility (as defined below) of $1,640 million. In addition, we issued $200 million of additional 7 ¾% Senior Notes due 2018 at a premium, for which we received $213 million.  Finally, we made the $127 million applicable high yield discount obligation (“AHYDO”) payment on our Subordinated Discount Notes during fiscal 2012 and redeemed the remaining $180 million of outstanding Subordinated Discount Notes, for which we paid an $8 million premium.

Cash flow used in financing activities for fiscal 2011 was impacted by the repurchases of $163 million face value, or $155 million accreted value, of our Subordinated Discount Notes and $7 million face value of our Senior Subordinated Notes, for which we paid $7 million in purchase premiums. We also made a voluntary prepayment of $50 million on our Senior Secured Term Loan Facility during the first quarter of fiscal 2011.

Debt

To finance the Merger, we issued the 2014 Senior Notes, the Senior Subordinated Notes and the Subordinated Discount Notes (collectively, the “Notes”).  We also executed an asset-based Revolving Credit Facility as well as a Senior Secured Term Loan Facility (collectively, and as subsequently amended, the “Senior Secured Credit Facilities”). Borrowings under our revolving credit facility are influenced by a number of factors as more fully described below.

Notes

On October 31, 2006, we issued (i) $750 million in principal amount of 10% Senior Notes due November 1, 2014 (the “2014 Senior Notes”); (ii) $400 million in principal amount of 11 3/8% Senior Subordinated Notes due November 1, 2016 (the “Senior Subordinated Notes”); and (iii) $469 million in principal amount at maturity of Subordinated Discount Notes. During the third quarter of fiscal 2010, we retired the 2014 Senior Notes and issued $800 million of 7¾% Senior Notes due November 1, 2018 (the “2018 Senior Notes”), at a discounted price of 99.262% of face value, resulting in an effective interest rate of 7 7/8%. On September 27, 2012, we issued an additional $200 million principal amount of 2018 Senior Notes, at a premium of 106.25% of face value, resulting in an effective interest rate of 6½%. On January 28, 2013, we delivered to the holders of our outstanding Senior Subordinated Notes an irrevocable notice of redemption of $137 million in aggregate principal amount of Senior Subordinated Notes. Subsequent to the end of the period, on February 27, 2013, we redeemed the $137 million of Senior Subordinated Notes at a redemption price equal to 103.792%.

Interest on the 2018 Senior Notes and the Senior Subordinated Notes is payable semi-annually in arrears on each May 1 and November 1, commencing on May 1, 2011 and May 1, 2007, respectively.  No cash interest was payable on the Subordinated Discount Notes prior to November 1, 2011.

Beginning on November 1, 2011, cash interest began accruing on the Subordinated Discount Notes and was payable semi-annually in arrears on each May 1 and November 1 (the first cash interest payment was May 1, 2012).  On May 1, 2012, as required pursuant to the indenture (“Subordinated Discount Notes Indenture”) governing our Subordinated Discount Notes, we redeemed that portion of each Subordinated Discount Note outstanding on such date equal to the amount sufficient, but not in excess of the amount necessary, to ensure that such Subordinated Discount Note will not be an AHYDO within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended (the “AHYDO Amount”).  These redemptions were at a price equal to 100% of the Accreted Value (as defined in the Subordinated Discount Notes Indenture) of such portion as of the date of redemption. The aggregate payment of $127 million made on May 1, 2012, was required to ensure the Subordinated Discount Notes would not be AHYDO instruments. On October 1, 2012, we delivered to the holders of our outstanding Subordinated Discount Notes an irrevocable notice of redemption relating to the redemption of all of our outstanding Subordinated Discount Notes. On November 1, 2012, we redeemed a portion of the Subordinated Discount Notes equal to the AHYDO Amount (as defined in the Subordinated Discount Notes Indenture) at a redemption price equal to 100% and the remaining Subordinated Discount Notes at a redemption price equal to 104.333%.

The 2018 Senior Notes are guaranteed, jointly and severally, fully and unconditionally, on an unsecured senior basis and the Senior Subordinated Notes are guaranteed, jointly and severally, fully and unconditionally, on an unsecured senior subordinated basis,  in each case, by our subsidiaries (each of which is directly or indirectly owned 100% by Michaels Stores, Inc.), other than certain immaterial subsidiaries.

The indentures governing the 2018 Senior Notes and Senior Subordinated Notes contain covenants limiting, among other things, the Company’s ability, and the ability of the Company’s restricted subsidiaries, to:

•                    incur additional debt.

•                    pay dividends or distributions on the Company’s capital stock or repurchase the Company’s capital stock.

•                    issue stock of subsidiaries.

•                    make certain investments.

•                    create liens on the Company’s and such subsidiaries’assets to secure debt.

•                    enter into transactions with affiliates.

•                    merge or consolidate with another company.

•                    sell or otherwise transfer assets.

Restated Revolving Credit Facility

On February 18, 2010, we entered into an agreement to amend and restate various terms of the then existing asset-based Revolving Credit Facility, dated as of October 31, 2006 (as so amended and restated, the “senior secured asset-based Revolving Credit Facility”). On September 17, 2012, we entered into a second amended and restated credit agreement (the “Restated Credit Agreement”) to amend various terms of our senior secured asset-based Revolving Credit Facility. The Restated Credit Agreement, together with related security, guarantee and other agreements, is referred to as the “Restated Revolving Credit Facility”.

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

Borrowings under the Restated Revolving Credit Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Wells Fargo, (2) the federal funds effective rate plus 0.50% and (3) a London Interbank Offered Rate (“LIBOR”) subject to certain adjustments plus 1.00% or (b) a LIBOR subject to certain adjustments, in each case plus an applicable margin. The initial applicable margin is (a) 0.75% for prime rate borrowings and 1.75% for LIBOR borrowings. The applicable margin is subject to adjustment each fiscal quarter based on the excess availability under the Restated Revolving Credit Facility. Same-day borrowings bear interest at the base rate plus the applicable margin.

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

If, at any time, the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Restated Revolving Credit Facility exceeds the lesser of (i) the commitment amount and (ii) the borrowing base (the “Loan Cap”), we will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If excess availability under the Restated Revolving Credit Facility is less than (i) 12.5% of the Loan Cap for five consecutive business days, or (ii) $65 million at any time, or if certain events of default have occurred, we will be required to repay outstanding loans and cash collateralize letters of credit with the cash we are required to deposit daily in a collection account maintained with the agent under the Restated Revolving Credit Facility. Excess availability under the Restated Revolving Credit Facility means the lesser of the Loan Cap minus the outstanding credit extensions. We may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty other than customary breakage costs with respect to LIBOR loans. There is no scheduled amortization under the Restated Revolving Credit Facility; the principal amount of the loans outstanding is due and payable in full on the ABL Maturity Date.

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

As of February 2, 2013, the borrowing base was $650 million, of which we had $1 million of outstanding borrowings, $62 million of outstanding standby letters of credit, and $587 million of unused borrowing capacity.

Restated Term Loan Credit Facility

On October 31, 2006, we executed a $2.4 billion senior secured term loan facility (the “Senior Secured Term Loan Facility”) with Deutsche Bank Securities Inc., and other lenders. The full amount was borrowed on October 31, 2006, with the balance payable on October 31, 2013. On November 5, 2009, and December 15, 2011, we amended the Senior Secured Term Loan Facility to extend $1.0 billion and $619 million, respectively, of existing term loans (the “B-2 Term Loans” and “B-3 Term Loans”, respectively) to July 31, 2016, with the remaining $501 million of existing term loans (the “B-1 Term Loans”) keeping the original maturity date of October 31, 2013. During fiscal 2012, we prepaid the $501 million of outstanding B-1 Term Loans.

On January 28, 2013, we entered into an amended and restated credit agreement (the “Amended Credit Agreement”) to amend various terms of our Senior Secured Term Loan Facility, as amended.  The Amended Credit Agreement, together with related security, guarantee and other agreements, is referred to as the “Restated Term Loan Credit Facility.”

The Restated Term Loan Credit Facility provides for senior secured financing of $1,640 million.  The Company has the right under the Restated Term Loan Credit Facility to request additional term loans in an aggregate amount of up to (a) $500 million and (b) at the Company’s option, an amount of term loans so long as the Company’s Consolidated Secured Debt Ratio (as defined in the Amended Credit Agreement) is no more than 3.25 to 1.00 on a pro forma basis as of the last day of the most recently-ended four fiscal quarter-period for which internal financial statements are available.  The lenders under the Restated Term Loan Credit Facility will not be under any obligation to provide any such additional term loans, and the incurrence of any additional term loans is subject to customary conditions precedent.

Borrowings under the Restated Term Loan Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Deutsche Bank, (2) the federal funds effective rate plus 1/2 of 1% and (3) LIBOR, subject to certain adjustments, plus 1%, or (b) LIBOR, subject to certain adjustments, in each case plus an applicable margin. The applicable margin is 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR borrowings.  In addition, the applicable margin is subject to a 0.25% decrease based on the Company’s Consolidated Secured Debt Ratio.

The Restated Term Loan Credit Facility requires the Company to prepay outstanding term loans with (x) 100% of the net proceeds of any debt issued by the Company or its subsidiaries (with exceptions for certain debt permitted to be incurred under the Restated Term Loan Credit Facility) and (y) 50% (which percentage will be reduced to 25% if the Company’s Consolidated Total Leverage Ratio (as defined in the Amended Credit Agreement) is less than 6.00:1.00 and will be reduced to 0% if the Company’s Consolidated Total Leverage Ratio is less than 5.00:1.00) of the Company’s annual Excess Cash Flow (as defined in the Amended Credit Agreement).

The Company must offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales or casualty events under certain circumstances.

The Company may voluntarily prepay outstanding loans under the Restated Term Loan Credit Facility at any time without premium or penalty other than in the case of a Repricing Transaction (as defined in the Amended Credit Agreement) occurring prior to the first anniversary of the closing date, in which case a 1% prepayment fee would apply, and customary “breakage” costs with respect to LIBOR loans.

The Company is required to make scheduled quarterly payments, each equal to 0.25% of the original principal amount of the term loans, subject to adjustments relating to the incurrence of additional term loans under the Restated Term Loan Credit Facility, for the first six years and three quarters, with the balance paid on January 28, 2020 (the “Maturity Date”); provided, however, that the Maturity Date of the term loans will automatically become July 28, 2018, if as of July 28, 2018, (i) the Consolidated Secured Debt Ratio is greater than 3.25:1.00 and (ii) the then aggregate outstanding principal amount of the Company’s 2018 Senior Notes (and certain refinancings thereof requiring principal payments prior to April 28, 2020) exceeds $250 million.

The Restated Term Loan Credit Facility modified certain covenant baskets.  In addition, the Restated Term Loan Credit Facility contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default (including change of control and cross-default to material indebtedness).

The proceeds of the Restated Term Loan Credit Facility were used, among other things, to (i) prepay an aggregate principal amount of $876 million of the Company’s B-2 Term Loans and $619 million of the Company’s B-3 Term Loans under the Senior Secured Term Loan Facility and (ii) fund the redemption and related fees, on February 27, 2013, of an aggregate principal amount of $137 million of the Company’s Senior Subordinated Notes pursuant to a notice of redemption issued to the holders of such notes on January 28, 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.  We do not typically enter into off-balance sheet arrangements, except for arrangements related to operating lease commitments, service contract commitments and trade letters of credit, as disclosed in the contractual obligations table below. Neither Michaels nor its subsidiaries typically guarantee the obligations of unrelated parties.

Contractual Obligations

All of our significant contractual obligations are recorded on our Consolidated Balance Sheets or disclosed in our Notes to Consolidated Financial Statements.

As of February 2, 2013, our contractual obligations were as follows:

	Payments Due By Fiscal Year
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In millions)
Operating lease commitments (1)	$1,731	$377	$602	$386	$366
Other commitments (2)	78	59	19	—	—
Total debt (3)	3,033	150	33	288	2,562
Interest payments (4)	985	186	370	323	106
	$5,827	$772	$1,024	$997	$3,034

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

(3)           Included in Total debt is $12 million of unamortized premium and $4 million of unamortized discount on the 2018 Senior Notes, which has not been recognized as of February 2, 2013. See Note 3 to the Consolidated Financial Statements.

(4)            Debt associated with our Restated Term Loan Credit Facility was $1,640 million at February 2, 2013, and is subject to variable interest rates. The amounts included in interest payments in the table for the Restated Term Loan Credit Facility were based on the indexed interest rate in effect at February 2, 2013. Approximately $1,400 million of debt was subject to fixed interest rates. We had $1 million in outstanding borrowings under our Restated Revolving Credit Facility at February 2, 2013. Under our Restated Revolving Credit Facility, we are required to pay a commitment fee of 0.375% per year on the unutilized commitments, subject to an adjustment each fiscal quarter. The amounts included in interest payments for the Restated Revolving Credit Facility were based on these annual commitment fees.

Additional information regarding our long-term debt and commitments and contingencies is provided in Note 3 and Note 10, respectively, of Notes to Consolidated Financial Statements.

Non-GAAP Measures

The following table sets forth the Company’s Earnings before Interest, Taxes, Depreciation, Amortization, and debt costs (“EBITDA excluding refinancing costs and losses on early extinguishments of debt”). The Company defines EBITDA (excluding refinancing costs and losses on early extinguishments of debt) as Net income before interest, income taxes, depreciation, amortization and refinancing costs and losses on early extinguishments of debt. Additionally, the table presents Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”).  The Company defines Adjusted EBITDA as EBITDA (excluding refinancing costs and losses on early extinguishments of debt) adjusted for certain defined amounts that are added to, or subtracted from, EBITDA (excluding refinancing costs and losses on early extinguishments of debt)  (collectively, the “Adjustments”) in accordance with the Company’s $1.6 billion Restated Term Loan Credit Facility and $650 million Restated Revolving Credit Facility. The Adjustments are described in further detail in the table, and the footnotes to the table below.

The Company has presented EBITDA (excluding refinancing costs and losses on early extinguishments of debt) and Adjusted EBITDA to provide investors with additional information to evaluate our operating performance and our ability to service our debt.  The Company uses EBITDA (excluding refinancing costs and losses on early extinguishments of debt), among other metrics, to evaluate operating performance, to plan and forecast future periods’ operating performance and as an element of its incentive compensation targets. Adjusted EBITDA is a required calculation under the Company’s Restated Term Loan Credit Facility and its Restated Revolving Credit Facility. As it relates to the Restated Term Loan Credit Facility, Adjusted EBITDA is used in the calculations of fixed charge coverage and leverage ratios, which, under certain circumstances may result in limitations on the Company’s ability to make restricted payments as well as the determination of mandatory repayments of the loans. Under the Restated Revolving Credit Facility, Adjusted EBITDA is used in the calculation of fixed charge coverage ratios, which under certain circumstances, may restrict the Company’s ability to make certain payments (characterized as restricted payments), investments (including acquisitions) and debt repayments.

As EBITDA (excluding refinancing costs and losses on early extinguishments of debt) and Adjusted EBITDA are not measures of operating performance or liquidity calculated in accordance with U.S. GAAP, these measures should not be considered in isolation of, or as a substitute for, Net income, as an indicator of operating performance, or Net cash provided by operating activities as an indicator of liquidity.  Our computation of EBITDA (excluding refinancing costs and losses on early extinguishments of debt) and Adjusted EBITDA may differ from similarly titled measures used by other companies. As EBITDA (excluding refinancing costs and losses on early extinguishments of debt) and Adjusted EBITDA exclude certain financial information compared with Net income and Net cash provided by operating activities, the most directly comparable GAAP financial measures, users of this financial information should consider the types of events and transactions which are excluded.

The table below shows a reconciliation of EBITDA (excluding refinancing costs and losses on early extinguishments of debt) and Adjusted EBITDA to Net income and Net cash provided by operating activities.

	Fiscal Year
	2012	2011	2010
	(In millions)

Net cash provided by operating activities	$302	$413	$438
Depreciation and amortization	(97)	(101)	(103)
Share-based compensation	(5)	(9)	(8)
Debt issuance costs amortization	(14)	(17)	(20)
Accretion of long-term debt	—	(35)	(50)
Change in fair value of contingent consideration	—	4	—
Change in fair value of interest rate cap	—	(5)	(12)
Refinancing costs and losses on early extinguishments of debt	(33)	(18)	(53)
Impairment of intangible assets	(8)	—	—
Changes in assets and liabilities	69	(56)	(89)
Net income	214	176	103
Interest expense	245	254	276
Refinancing costs and losses on early extinguishment of debt	33	18	53
Provision for income taxes	124	112	46
Depreciation and amortization	97	101	103
EBITDA (excluding refinancing costs and losses on early extinguishment of debt)	713	661	581
Adjustments:
Share-based compensation	5	9	8
Sponsor fees	13	13	14
Impairment of intangible assets	8	—	—
Termination expense	1	1	1
Store pre-opening costs	5	4	3
Store remodel costs	2	2	—
Foreign currency transaction (gains) losses	(1)	4	(2)
Store closing costs	4	7	2
Gain on contingent consideration	—	(4)	—
Loss on interest rate cap	—	5	12
Other (1)	3	4	3
Adjusted EBITDA	$753	$706	$622

(1)         Other adjustments relate to items such as moving and relocation expenses, franchise taxes and certain legal expenses.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” an amendment to ASC topic 220, “Comprehensive Income.” ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other items not reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts.  These standards, which are prospective, are effective for reporting periods beginning after December 15, 2012, with earlier adoption permitted.  We do not believe the implementation of this standard will result in a material impact to our financials.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiary. Our sales, costs and expenses of our Canadian subsidiary, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of February 2, 2013, a 10% increase or decrease in the exchange rate of the U.S. and Canadian dollar would increase or decrease Net income by approximately $3 million.

We do not believe inflation and changing commodity prices have had a material impact on our Net sales, income from continuing operations, plans for expansion or other capital expenditures for any year during the three-year period ended February 2, 2013. However, we cannot be sure inflation and changing commodity prices will not have an adverse impact on our operating results, financial condition, plans for expansion or other capital expenditures in future periods.

We have market risk exposure arising from changes in interest rates on our Senior Secured Credit Facilities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further detail. The interest rates on our Senior Secured Credit Facilities will reprice periodically, which will impact our earnings and cash flow. The interest rates on our 2018 Senior Notes and Senior Subordinated Notes are fixed.  Based on our overall interest rate exposure to variable rate debt outstanding as of February 2, 2013, a 1% increase or decrease in interest rates would increase or decrease Income before income taxes by approximately $16 million. A 1% increase or decrease in interest rates would impact the fair value of our long-term fixed rate debt by approximately $21 million.  A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

We invest cash balances in excess of operating requirements primarily in money market mutual funds and short-term interest-bearing securities, generally with maturities of 90 days or less. Due to the short-term nature of our investments, the fair value of our cash and equivalents at February 2, 2013 approximated carrying value.

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

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.  Controls and Procedures.

Included in this Annual Report on Form 10-K are certifications of the members of our interim Office of the Chief Executive Officer (“Office of the CEO”) and our Chief Financial Officer, which are required in accordance with Rule 15d-14 of the Securities Exchange Act of 1934, as amended.  This section includes information concerning the controls and controls evaluation referred to in the certifications.  Page F-3 of this Report includes the attestation report of Ernst & Young LLP, our independent registered public accounting firm, regarding its audit of the effectiveness of our internal control over financial reporting.  This section should be read in conjunction with the Ernst & Young attestation for a complete understanding of this section.

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

An evaluation was carried out under the supervision and with the participation of our management, our Office of the CEO and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the members of the Office of the CEO and our Chief Financial Officer concluded that our disclosure controls are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Office of the CEO and our Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Change in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the SEC under the Securities Exchange Act of 1934, as amended) during our most recently completed fiscal quarter, the fourth quarter of fiscal 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of February 2, 2013.  Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework.  Management’s assessment included the evaluation of such elements as the design and operating effectiveness of financial reporting controls, process documentation, accounting policies, and the overall control environment.  This assessment is supported by testing and monitoring performed or supervised by our Internal Audit organization.

Based on our assessment, we maintained effective internal control over financial reporting as of February 2, 2013, the end of the fiscal year. The independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on the effectiveness of our internal control over financial reporting. The Ernst & Young LLP report is included on Page F-3 of this Annual Report on Form 10-K.

ITEM 9B.  Other Information.

Fiscal Year 2013 Bonus Plan

On March 14, 2013, the Board of Directors of the Company approved the fiscal year 2013 bonus plan  (the “2013 Bonus Plan”) under which the named executive officers of the Company set forth below participate.  A copy of the 2013 Bonus Plan is attached to this Annual Report on Form 10-K as Exhibit 10.5 and is incorporated by reference into this Item 9B.

Name	Position
Charles M. Sonsteby	Chief Administrative Officer and Chief Financial Officer
Thomas C. DeCaro	Executive Vice President—Supply Chain
Philo T. Pappas	Executive Vice President—Category Management
Weizhong “Wilson” Zhu	Executive Vice President—Private Brands & Global Sourcing

ITEM 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Directors

Our current directors serve until their successors are duly elected and qualified or until the earlier of their resignation, death or removal.

Four of our current directors (Josh Bekenstein, Todd M. Cook, Lewis S. Klessel and Matthew S. Levin) are affiliates of Bain Capital Partners, LLC (“Bain”), and two of our current directors (James A. Quella and Peter F. Wallace) are affiliates of The Blackstone Group (“Blackstone”).  Additionally, Gerry M. Murphy, who served on our Board in fiscal 2012 and resigned effective February 26, 2013, is an affiliate of Blackstone.  Jill A. Greenthal, who is a senior advisor at Blackstone, is not an affiliate of Blackstone. Directors are chosen by Bain and Blackstone respectively, based on their general business experience and their experience working with other private equity owned companies or other retailers (as further detailed in the biographies below).

Because we have not listed any securities on a national securities exchange or on an inter-dealer quotation system, we are not required to have a board of directors comprised of a majority of independent directors under SEC rules or any listing standards. Accordingly, our board of directors has not made any determination as to whether our directors satisfy any independence requirements applicable to board members under the rules of the SEC or any national securities exchange, inter-dealer quotation system or any other independence definition.

Set forth below is information concerning each of our directors, including their ages as of March 11, 2013, present principal occupations, other business experiences during at least the last five years, membership on committees of the Board, public company directorships held during the last five years and certain other directorships. On February 14, 2013, the Company announced that it had entered into an agreement with Carl S. “Chuck” Rubin to become the new Chief Executive Officer of the Company. Mr. Rubin will commence his employment with the Company on March 18, 2013 and will additionally be appointed a director of the Company effective on his start date.

			Committee
Name	Age	Since	Membership
Josh Bekenstein	54	October 31, 2006	—
Todd M. Cook	41	October 31, 2006	Audit Committee
Jill A. Greenthal	56	May 18, 2011	Audit Committee
Lewis S. Klessel(1)	45	October 31, 2006	Audit Committee
Matthew S. Levin	46	October 31, 2006	Compensation Committee
James A. Quella	63	October 31, 2006	Audit Committee
Peter F. Wallace	37	March 11, 2009	Compensation Committee

(1)         Effective May 16, 2012, Mr. Klessel was appointed, along with the Company’s Chief Administrative Officer and Chief Financial Officer, Charles M. Sonsteby, to the Office of the CEO. Effective as of such date, Mr. Klessel was also appointed to the newly-created position of interim Chief Operating Officer of the Company. The Office of the CEO will discontinue, effective Mr. Rubin’s start date with the Company.

Mr. Bekenstein is a managing director at Bain. Prior to joining Bain in 1984, Mr. Bekenstein spent several years at Bain & Company, where he was involved with companies in a variety of industries. Mr. Bekenstein received an M.B.A. from Harvard Business School and a B.A. from Yale University. Mr. Bekenstein serves as a director of Bombardier Recreational Products Inc., Dollarama Capital Corporation, Toys “R” Us, Inc., Burlington Coat Factory Warehouse Corporation, Bright Horizons Family Solutions Inc., The Gymboree Corporation and Waters Corporation. Mr. Bekenstein’s many years of experience both as a senior executive of a large investment firm and as a director of companies in various business sectors make him highly qualified to serve on our Board.

Mr. Cook is a managing director at Bain. Prior to becoming a managing director in December 2008, Mr. Cook served in various capacities, most recently as a principal at Bain from 2003 to 2008. Prior to joining Bain in 1996, Mr. Cook was a consultant at Bain & Company. Mr. Cook received an M.B.A. from Stanford University Graduate School of Business where he was an Arjay Miller Scholar. He also holds a B.E. in electrical engineering and a B.A. in economics from Dartmouth College. Mr. Cook was formerly a director of Dollarama Capital Corporation and a director of Dunkin’ Brands, Inc. Mr. Cook’s strong financial background combined with his experiences at Bain and as director of other companies put him in a position to provide important contributions to our Board.

Ms. Greenthal has been a senior advisor at The Blackstone Group in the private equity group since 2007. From 2003 until 2007, Ms. Greenthal was a senior managing director in Blackstone’s advisory group. Prior to joining The Blackstone Group, Ms. Greenthal was Co-Head of the Global Media Investment Banking Group, a member of the Executive Board of Investment Banking, and Co-Head of the Boston office of Credit Suisse First Boston. Ms. Greenthal graduated as a member of The Academy from Simmons College and received an M.B.A. from Harvard Business School. Ms. Greenthal currently serves on the board of directors of Akamai Technologies, Inc., Houghton-Mifflin, Orbitz Worldwide, Inc. and The Weather Channel Companies. Ms. Greenthal was formerly a director of Martha Stewart Omnimedia, Universal Orlando and Freedom Communications. Ms. Greenthal’s background and understanding of capital markets and financial matters as well as her experiences described above enable her to provide valuable counsel to our management and Board.

Mr. Klessel is a managing director at Bain. Prior to becoming a managing director in December 2011, Mr. Klessel served in various capacities, most recently as an operating partner at Bain from December 2007 to December 2011. Prior to joining Bain in October 2005, Mr. Klessel held a variety of operating and strategy leadership positions from 1997 to 2005 at The Home Depot, Inc., including President of HD Supply’s Facilities Maintenance business, Divisional Merchandise Manager and head of Home Depot’s Strategic Business Development function.  Prior to 1997, Mr. Klessel was a strategy consultant with McKinsey & Company and a senior auditor with Ernst & Young.   Mr. Klessel received an M.B.A. from Harvard Business School and a B.S. from the Wharton School at the University of Pennsylvania. Mr. Klessel serves as a director of HD Supply, Inc. and Guitar Center, Inc. As a result of these and other professional experiences, Mr. Klessel brings to our Board extensive experience in operating and managing complex organizations, particularly in the retail industry, which strengthen the collective qualifications, skills and experience of our Board.

Mr. Levin is a managing director at Bain. Mr. Levin joined Bain Capital in 1992 and was promoted to managing director in 2000. Prior to joining Bain, Mr. Levin was a consultant at Bain & Company in the consumer products and manufacturing industries. Mr. Levin received an M.B.A. from Harvard Business School where he was a Baker Scholar. He received a B.S. from the University of California at Berkeley. Mr. Levin serves as a board member of Bombardier Recreational Products Inc., Dollarama Capital Corporation, Edcon Holdings Pty. Ltd., Guitar Center, Inc.,  Lilliput Kidswear Ltd., Jupiter Shop Chanel Co., Ltd., Toys “R” Us, Inc., and Unisource Worldwide, Inc. Mr. Levin’s significant experience in and knowledge of corporate finance and managing companies put him in a position to provide important contributions to our Board.

Mr. Quella is a senior managing director and senior operating partner at The Blackstone Group in the private equity group. Prior to joining The Blackstone Group in 2004, Mr. Quella was a managing director and senior operating partner with DLJ Merchant Banking Partners-CSFB Private Equity from 2000 to 2004. Prior to that, Mr. Quella worked at Mercer Management Consulting and Strategic Planning Associates. Mr. Quella received a B.A. in International Studies from the University of Chicago/University of Wisconsin-Madison and an M.B.A. with Dean’s Honors from the University of Chicago Graduate School of Business. Mr. Quella serves as a director of Catalent Pharma Solutions, Inc., DJO Global, Inc., and Freescale Semiconductor, Inc. Mr. Quella was formerly a director of Celanese Corporation, Graham Packaging Company, L.P. , Houghton-Mifflin, Intelenet Global Services, The Nielsen Company and Vanguard Health Systems, Inc. Due to contributions that Mr. Quella can provide to our Board resulting from his financial expertise, as well as his significant experience in working with companies controlled by private equity sponsors, he is qualified to be on and is an asset to our Board.

Mr. Wallace is a senior managing director at The Blackstone Group in the private equity group, which he joined in 1997. Mr. Wallace received a B.A. in Government from Harvard College. Mr. Wallace serves on the board of directors of AlliedBarton Security Services, GCA Services Group, SeaWorld Parks & Entertainment, Vivint and The Weather Channel Companies. Mr. Wallace was formerly a director of Crestwood Midstream Partners, New Skies Satellites and Pelmorex Media. These experiences and knowledge, along with his service on public company boards, enhance Mr. Wallace’s contributions and value to our Board.

In connection with the Merger, the Sponsors entered into an agreement providing that Michaels Holdings, LLC will vote its shares of the Company so that each Board member of Michaels Holdings, LLC will serve on the Board of Directors of the Company.

Executive Officers

Our current executive officers, their ages as of March 11, 2013, and their business experience during at least the past five years are set forth below. Additionally, on February 14, 2013, the Company announced that it had entered into an agreement with Carl S. “Chuck” Rubin to become the new Chief Executive Officer of the Company. Mr. Rubin will commence his employment with the Company on March 18, 2013.  Prior to joining the Company, Mr. Rubin (age 53) served as President and Chief Executive Officer of Ulta Salon, Cosmetics & Fragrance, Inc. since September 2010, and served as Chief Operating Officer from April 2010 to September 2010. Prior to joining Ulta, he served as President of the North American Retail division of Office Depot, Inc. beginning in January 2006 and as Executive Vice President, Chief Marketing Officer and Chief Merchandising Officer of Office Depot from 2004 to January 2006. Prior to joining Office Depot, Mr. Rubin spent six years at Accenture Consulting in senior leadership roles including Partner, where he advised clients and led engagements across retail formats and ecommerce businesses. Prior to that, Mr. Rubin held a number of senior merchandising and general management positions in the specialty retail and department store industry including with Federated Department Stores. He was a member of the executive committee of the board of directors of The National Retail Federation from January 2007 to April 2010.  Mr. Rubin holds a B.A. degree from Brandeis University.

Name	Age	Position
Lewis S. Klessel	45	Member of the Interim Office of the Chief Executive Officer and Interim Chief Operating Officer; Director(1) Member of the Interim Office of the Chief Executive Officer,
Charles M. Sonsteby	59	Chief Administrative Officer and Chief Financial Officer(1)
Nicholas E. Crombie	62	Executive Vice President—Store Operations
Thomas C. DeCaro	58	Executive Vice President—Supply Chain
Philo T. Pappas	54	Executive Vice President—Category Management
Paula A. Puleo	47	Executive Vice President—Chief Marketing Officer
Weizhong “Wilson” Zhu	60	Executive Vice President—Private Brands & Global Sourcing
Eric C. Gordon	50	Senior Vice President—Chief Information Officer
Shawn E. Hearn	47	Senior Vice President—Human Resources
Michael J. Veitenheimer	56	Senior Vice President—General Counsel and Secretary
Lance Weibye	43	Vice President—Development

(1)         Effective May 16, 2012, following the hospitalization of John B. Menzer, our former Chief Executive Officer, who since resigned effective July 19, 2012 to focus on recovery and rehabilitation from a stroke he suffered, our Board established an interim Office of the CEO and transferred the responsibilities of the Company’s Chief Executive Officer to the Office of the CEO. The Office of the CEO is comprised of the Company’s current Chief Administrative Officer and Chief Financial Officer, Mr. Sonsteby, and current board member and interim Chief Operating Officer, Mr. Klessel. Each of these individuals has remained in his current position while carrying out his Office of the CEO responsibilities. The Office of the CEO reports to our Board. The Office of the CEO will discontinue, effective Mr. Rubin’s start date with the Company.

Mr. Sonsteby was named Chief Administrative Officer and Chief Financial Officer in October 2010. Prior to joining Michaels, Mr. Sonsteby served in various capacities at Brinker International, Inc. (which owns and operates casual dining restaurants) beginning in March 1990, including as Executive Vice President and Chief Financial Officer from 2001 until 2010, as Senior Vice President of Finance from 1997 to 2001 and as Vice President and Treasurer from 1994 to 1997. Mr. Sonsteby was formerly a director of Zale Corporation.

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

Mr. DeCaro was promoted to Executive Vice President—Supply Chain in June 2005. Prior to his promotion, Mr. DeCaro served as Senior Vice President—Inventory Management since August 2000 when he joined Michaels. From April 1998 until joining the Company, he was Vice President—Merchandise for The Walt Disney Company (a multi-national media conglomerate, which also operates retail stores and theme parks). Prior to this, he held the position of Senior Vice President—Merchandise Planning and Allocation for Kohl’s Department Stores (a U.S. department store chain) from February 1996 to April 1998. In addition, Mr. DeCaro has held various positions in Merchandise Planning and Allocation and Finance for The Disney Store, The Limited Stores, May Department Stores, and Sanger Harris Department Stores.

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

Ms. Puleo was promoted to Executive Vice President—Chief Marketing Officer in January 2013.  Prior to her promotion, Ms. Puleo served as our Senior Vice President—Chief Marketing Officer since March 2010. Prior to joining Michaels, she served in various management positions at RAPP Worldwide (a multi-channel marketing agency), including Executive Vice President—Strategy & Enablement from February 2006 to February 2010 and Senior Vice President—Account Management from December 2005 to January 2006. Prior to joining RAPP, Ms. Puleo served as Director of CRM at Limited Brands, Inc. (an apparel company with a series of retail brands) from February 2003 to December 2005.

Mr. Zhu was promoted to Executive Vice President—Private Brands & Global Sourcing in July 2009. Prior to his promotion, Mr. Zhu served as our Executive Vice President—Global Sourcing since May 2008 and Senior Vice President—Strategic Sourcing since joining the Company in April 2007. From March 2003 until April 2007, he was Vice President, Private Brand Development and Global Sourcing at Office Depot, Inc. (a supplier of office products). Prior to joining Office Depot, Mr. Zhu served as Vice President, Global Sourcing for Hudson’s Bay Company (a North American company operating several retail store chains) in Canada from March 2001 to March 2003. In addition, Mr. Zhu has held various management positions at Saks, Inc., Edison Brothers Stores, and Nulook Fashions.

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

Mr. Hearn was named Senior Vice President—Human Resources in February 2007. Prior to his promotion, Mr. Hearn served as our Vice President, Field Human Resources since joining Michaels in November 2002. Prior to joining Michaels, he served in various operations, marketing, and human resource management positions at KMart Corporation (a multi-national retailer) from August 1981 to October 2002, most recently as Vice President, Advertising.

Mr. Veitenheimer was named Senior Vice President—General Counsel and Secretary in January 2008. Prior to joining Michaels, Mr. Veitenheimer served as Senior Vice President of Law and Human Resources of The Bombay Company, Inc. (a specialty retailer focused on home accessories, wall decor and furniture), from June 2007 to December 2007 after having served as a Senior Vice President since February 2006, its Secretary since July 1985 and its General Counsel since November 1983. On September 20, 2007, The Bombay Company, Inc. and its U.S. wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Northern District of Texas, Fort Worth Division. Prior to joining The Bombay Company, Mr. Veitenheimer was in private practice of law in Fort Worth, Texas.

Mr. Weibye was named Vice President—Development in November 2012.  He previously served as our Vice President—Real Estate from June 2010 and Senior Director—Real Estate since joining the Company in April 2008.  Prior to joining Michaels, he served as Senior Manager of Real Estate Development for Kohl’s Corporation from July 2004 to April 2008.

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

As a result of the Merger, the Company’s Common Stock is held by a small number of stockholders, including entities managed by Bain and Blackstone (and other private equity funds) and certain current and former members of our senior management.  In addition, Bain and Blackstone have agreed that they will each have the right to proportional representation on our Board, which has resulted in half of our Board being designated by Bain, with the remaining half being designated by Blackstone.  Currently, Blackstone has the right to designate a successor to Mr. Murphy.  As the Company is privately held and the members of our Board are selected by our Sponsors, the Board does not maintain policies and procedures by which Michaels’ stockholders may submit director candidates to the Board or the stockholders for consideration.

Compensation Committee

Please see “Item 11. Executive Compensation — Compensation Discussion and Analysis” for a description of the roles and responsibilities of our Compensation Committee.

Audit Committee

Our Board of Directors has a separately designated Audit Committee.  The current members of the Audit Committee are as follows:

Audit Committee
Todd M. Cook (Chairman)
Jill A. Greenthal
Lewis S. Klessel
James A. Quella

Our Board has determined that each member of the Audit Committee is financially literate and has sufficient business and financial expertise to effectively perform his or her duties as a member of the Audit Committee. As the Company is privately held and controlled by our Sponsors, our Board has determined that it is not necessary to designate one or more of our Audit Committee members as an “audit committee financial expert” at this time.  Our Board has not determined whether any of our Audit Committee members is an independent director.

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

ITEM 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

The following Compensation Discussion and Analysis relates to compensation paid to our executive officers named in the Summary Compensation Table for fiscal 2012.  The current members of the Compensation Committee are Matthew S. Levin and Peter F. Wallace.

Named Executive Officers

According to SEC rules, the Summary Compensation Table that immediately follows this Compensation Discussion and Analysis must include specific information for each of the following persons: (i) all individuals serving as principal executive officer or acting in a similar capacity during the last completed fiscal year; (ii) all individuals serving as principal financial officer or acting in a similar capacity during the last completed fiscal year; (iii) the three most highly compensated executive officers other than the principal executive officer and principal financial officer who were serving as executive officers at the end of the last completed fiscal year; and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year. These individuals are: Lewis S. Klessel, Member of the Interim Office of the Chief Executive Officer and Interim Chief Operating Officer (who served as principal executive officer for part of the year ); Charles M. Sonsteby, Member of the Interim Office of the Chief Executive Officer, Chief Administrative Officer and Chief Financial Officer (who served as principal executive officer for part of the year and principal financial officer); Thomas C. DeCaro, Executive Vice President—Supply Chain; Philo T. Pappas, Executive Vice President—Category Management; and Weizhong “Wilson” Zhu, Executive Vice President—Private Brands & Global Sourcing (the three other most highly compensated individuals who were serving as executive officers at the end of fiscal 2012); and John B. Menzer, our former Chief Executive Officer (who served as principal executive officer for part of the year). These officers are referred to as our “Named Executive Officers”. This Compensation Discussion and Analysis and the executive compensation discussion and tables that immediately follow describe the process, strategy and elements of the Company’s compensation plan as applied to our Named Executive Officers.

Compensation Program

The principal objectives of our compensation program are:

•                  attracting and retaining highly qualified individuals whose contributions result in Michaels meeting or exceeding its financial and strategic goals.

•                  motivating officers to achieve exceptional levels of operating and financial performance.

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

Long-Term Equity-Based Compensation

Encourage and reward building long-term stockholder value and employment retention; engage executives in innovation and align them with stockholder interests. We currently provide two equity award types to balance specific objectives.

	• Stock Options: Reward absolute stock price appreciation.	Stock Options

The potential appreciation in our stock price above the option exercise price motivates our Named Executive Officers to build stockholder value. Named Executive Officers may realize value only if our stock price appreciates over the option term.

	• Restricted Stock Awards: Create retention values even during periods of short-term market volatility.	Restricted Stock Awards

Retain certain Named Executive Officers and align them with stockholders’ interests by awarding a fixed number of common shares upon vesting, which creates retention value even during periods of short-term market volatility.

Compensation Strategy: Policies and Procedures

Role of Compensation Committee and Chief Executive Officer in Compensation Decisions

The Compensation Committee reviews and recommends to the Board for approval the compensation for all executive officers at the level of Executive Vice President and above.  The Board is ultimately responsible for determining the compensation of our executive officers at the level of Executive Vice President and above.  Under our certificate of incorporation, equity-based plans must also be approved by a majority of our stockholders.  Both the Compensation Committee and the Board receive recommendations with respect to compensation-related decisions regarding our executive officers, other than the Chief Executive Officer, by senior management, principally the Chief Executive Officer and the Senior Vice President—Human Resources. In determining compensation levels for the executive officers, the Compensation Committee considers the scope of an individual’s responsibilities, the competitive market salary at comparable companies, an individual’s performance and prior experience, the performance of the Company and the attainment of planned financial and strategic initiatives. These factors are evaluated by the Compensation Committee and the Board, with the attainment of planned financial and strategic initiatives given greater weight with respect to executive bonuses. The Compensation Committee considers overall past compensation and incentives in determining the compensation of executive officers and seeks to assure that the executives have appropriate incentives to achieve high levels of Company performance. The Compensation Committee, through its members’ involvement in other portfolio companies, has experience regarding compensation programs for executive officers. Approvals by the Compensation Committee and recommendations to the Board by the Compensation Committee are based on a number of factors, including a review of competitive market data (as described below) and executive performance (as described below), the experience of the members of the Compensation Committee and alignment of compensation with the overall strategic direction and goals of the Company.

Competitive Market Data and Use of Compensation Consultants

As part of the compensation review process, management and our human resources department provide the Compensation Committee with market survey data on executive compensation levels and general information regarding executive compensation practices in our industry, including information provided by The Hay Group, Inc., a compensation consulting firm engaged by the Company. The Hay Group’s work in 2012 included a review of total compensation of our Chief Executive Officer and other executive officers in light of amounts paid and compensation targets at comparable companies gathered from its internal sources as well as from published executive compensation surveys.  During fiscal 2012, The Hay Group additionally evaluated our equity compensation program and made recommendations to the Compensation Committee and senior management.  The Committee therefore did not feel it necessary to engage any further consultants for the purpose of compensation review.

The Compensation Committee did not aim to set total compensation, or any compensation element, at a specified level as compared to the survey and other data that it reviewed, but rather used the data above, as well as that gathered through its members’ involvement in other portfolio companies, as guidelines for the overall executive compensation program. The Committee therefore did not feel that a formal benchmarking of total executive compensation or individual compensation elements against a peer group was warranted.

Highlights of 2012 Performance

The highlights of our fiscal 2012 performance include the following:

•                  Net sales increased to $4,408 million, a 4.7% improvement over last year, driven by a 1.5% increase in comparable store sales, the opening of 38 new stores and a 53rd week in fiscal 2012.

•                  Net income increased by $38 million to $214 million.

•                  Our Michaels retail stores’ private brand merchandise drove 49% of Net sales, up from 44% in fiscal 2011.

•                  Gross profit improved to 40.3% for fiscal 2012.

•                  We reported record operating income of $615 million, an increase of 8.1% from prior year.

•                  Adjusted EBITDA improved by 6.7%, from $706 million in fiscal 2011 to $753 million in fiscal 2012.

Throughout this Compensation Discussion and Analysis, we refer to our adjusted EBITDA, a non-GAAP financial measure.  A reconciliation of adjusted EBITDA to the most directly comparable GAAP financial measure is contained on page 35 of this Annual Report on Form 10-K.

Compensation Elements

Base Salaries

Base salaries for our executive officers are established based on the scope of their responsibilities, individual performance and prior experience, Michaels’ operating and financial performance and the attainment of planned financial and strategic initiatives, taking into account the knowledge of the members of the Compensation Committee regarding competitive market compensation paid by companies for similar positions.  The Compensation Committee recommends, and the Board sets, base salaries for officers at the level of Executive Vice President and above at a level designed to attract and retain highly qualified individuals who make contributions that result in Michaels meeting its operating and financial goals.  Base salaries are reviewed and adjusted annually as deemed appropriate by the Compensation Committee and the Board, as applicable, based on performance and business results, among other factors.  The Compensation Committee and the Board have discretion to adjust base salary during the fiscal year and exercised that discretion in fiscal 2012, as described below.

In March 2012, the Compensation Committee reviewed recommendations regarding 2012 annual base salary rates for the executive officer group based on the criteria set forth under “Compensation Discussion and Analysis — Compensation Strategy: Policies and Procedure.” Merit guidelines are determined by reviewing surveys of market data provided by our management and human resources department, as well as giving consideration to the Company’s overall budget for associate compensation.  Based upon this information, the Company applied an annual merit rate increase of 3.0% for fiscal 2012 for its corporate associates, including our Named Executive Officers.

Annual base salary rates for the Named Executive Officers (other than Mr. Klessel) for fiscal 2011 and 2012, which reflect increases between the two fiscal years, are shown below.

Name	2011 Base Salary	2012 Base Salary
Lewis S. Klessel(1)	$—	$—
Charles M. Sonsteby	667,050	687,061
Thomas C. DeCaro	374,488	381,978
Philo T. Pappas	405,138	419,318
Weizhong “Wilson” Zhu	367,300	376,483
John B. Menzer(2)	1,065,110	1,100,000

(1)         Mr. Klessel is a managing director of, and receives compensation and benefits through, Bain. Mr. Klessel received no compensation from the Company for his service as Member of the Interim Office of the Chief Executive Officer and Interim Chief Operating Officer.

(2)         Mr. Menzer resigned from the Company effective July 19, 2012, to focus on recovery and rehabilitation from a stroke he suffered in April 2012.

Annual Bonuses

In March 2012, the Compensation Committee recommended that the Board approve the Company’s Bonus Plan for executive officers, including the Named Executive Officers (other than Mr. Klessel), for fiscal 2012 (the “Bonus Plan”) to provide financial incentives to these individuals and those other members of management who were in positions to make important contributions to Michaels’ success. The Board subsequently approved the Bonus Plan. The structure of the Bonus Plan and the specific objectives relating to bonus payments were proposed by the Company’s Chief Executive Officer and Senior Vice President—Human Resources and were reviewed by the Compensation Committee. For each of Messrs. Sonsteby and Menzer, the Bonus Plan tied 80% of his respective bonus opportunity to Michaels’ attainment of a financial objective (EBITDA, less an inventory charge), and 20% to individual job performance. For each of Mr. DeCaro, Mr. Pappas and Mr. Zhu, the Bonus Plan tied 50% of his respective bonus opportunity to Michaels’ attainment of a financial objective (EBITDA, less an inventory charge), 15% to a business unit sales objective (U.S. and Canada sales for all Company stores), 15% to a business unit buyer contribution objective (generally margin, plus entitlements, less an inventory charge), and 20% of his respective bonus opportunity to individual job performance. Individual management business objectives for Mr. Menzer were reviewed with and approved by the Compensation Committee in the early part of fiscal year 2012. Individual management business objectives for Messrs. Sonsteby, Pappas and Zhu were reviewed with and approved by the Chief Executive Officer. For Mr. DeCaro, these objectives were reviewed and approved by the Chief Administrative Officer and Chief Financial Officer.

Under the Bonus Plan, before any business unit or individual performance payout would be earned, the actual results of the financial objective (EBITDA, less an inventory charge) was required to meet the threshold established by the Compensation Committee, which represented approximately 93% of target. Each participating Named Executive Officer was entitled to a bonus equal to a certain percentage of that executive officer’s base salary, depending on the achievement of the threshold, target and maximum performance level. The Compensation Committee set threshold, target and maximum performance levels for all officers of the Company. The final award depended on the actual level of performance achieved; however, the Compensation Committee retained the right to make adjustments in its sole discretion. The target levels of performance for the bonus goals were set at levels that the Compensation Committee and the Board believed to be reasonably achievable in view of Michaels’ historical annual performance. In the Compensation Committee’s view, taking into account comparative data provided to the Committee by management and our human resources department, the compensation payable to the Named Executive Officers upon reaching target levels of performance, when added to their base salaries, creates a level of total cash compensation competitive with that paid by comparable companies for similar positions. Additional information regarding the targets and objectives is set forth below.

The target percentages set for fiscal 2012 and the threshold, target and maximum payments, for each of the Named Executive Officers for fiscal 2012 were as follows:

	Lewis S.				Weizhong	John B.
	Klessel	Charles M.	Thomas C.	Philo T.	“Wilson”	Menzer
	(1)	Sonsteby	DeCaro	Pappas	Zhu	(2)

Percentage of Base Salary
Target	N/A	70%	50%	50%	50%	100%
Threshold	N/A	12.6%	9%	9%	9%	18%
Maximum	N/A	140%	100%	100%	100%	200%

Financial Weightings
Overall Company Results		80%	50%	50%	50%	80%
Company Sales			15%	15%	15%
Buyer Contribution Less Inventory Charge			15%	15%	15%
Individual Performance		20%	20%	20%	20%	20%

(1)         Mr. Klessel received no compensation from the Company for his service as Member of the Interim Office of the Chief Executive Officer and Interim Chief Operating Officer and did not participate in the Bonus Plan.

(2)         Mr. Menzer resigned from the Company effective July 19, 2012, to focus on recovery and rehabilitation from a stroke he suffered in April 2012.  Pursuant to his employment agreement with Michaels, Mr. Menzer is entitled to a pro-rata bonus for fiscal year 2012, based on the actual bonus that he would have received had he remained employed by the Company for the full year and determined based on the Company’s actual results for 2012.

Company Objective Measures

In March 2013, the Compensation Committee reviewed the Company’s financial results as applicable to the pre-established fiscal 2012 Bonus Plan objectives for the Named Executive Officers. As described previously, the financial objective of Company performance that was applicable to all the Named Executive Officers was EBITDA, less an inventory charge. At the beginning of fiscal 2012, the Compensation Committee established, and the Board approved, the EBITDA, less an inventory charge, goal for target-level bonuses at $669.5 million, with a maximum at $743.3 million and a threshold at $622.8 million. For the fiscal year, the Company achieved financial performance of $643.3 million, which was between threshold and target. As a result, bonuses above threshold, but below target, were earned for the Company performance element of the plan.

At the beginning of fiscal 2012, the Compensation Committee approved a business unit sales objective goal for target level bonuses at $4,332.4 million, with a maximum at $4,549.0 million and a threshold at $4,224.1 million. The Compensation Committee also approved a business unit buyer contribution objective goal for target level bonuses at $2,158.3 million, with a maximum at $2,266.2 million and a threshold at $2,104.4 million. For the fiscal year, the Company achieved business unit sales of $4,263.3 million, which was between threshold and target, and a business unit buyer contribution of $2,115.2 million, which was between threshold and target. As a result, bonuses below target were earned for the business unit sales objective element of the plan and bonuses below target were earned for the business unit buyer contribution element of the plan. Among the Named Executive Officers, each of these components was only applicable to Messrs. DeCaro, Pappas and Zhu.

Company Subjective Measures

Since the financial objective threshold that is applicable to all Named Executive Officers was met, in March 2013 the Compensation Committee, based upon input and recommendations by Messrs. Klessel and Sonsteby, as applicable, evaluated the individual performance of each of the Named Executive Officers for purposes of determining bonuses based on individual performance. The individual management business objectives are both quantitative and subjective, and are assessed in the aggregate to determine the individual’s level of performance and bonus achieved. No specified weight is given to a single measure within the group of individual management business objectives, and the Committee’s assessment of achievement reflects a generalized view of overall achievement of the group of measures. In addition, the individual management business objectives for all executives included an assessment of the executive’s job knowledge and skills, communication skills, interpersonal skills, effectiveness of management, judgment and decision-making, drive and commitment, leadership and customer satisfaction. The Compensation Committee considers performance against all of the individual management business objectives as a whole in assessing the overall level of achievement of the group of metrics.

For fiscal 2012, Mr. Sonsteby’s group of individual management business objectives were focused primarily on new store growth, pricing improvement, increasing cash flow and sales, new business development, customer conversion and customer special orders. The Compensation Committee, additionally factoring in Mr. Sonsteby’s contributions to the Company as a member of the Office of the CEO, determined that Mr. Sonsteby achieved his individual objectives at 200% of target. Mr. DeCaro’s group of individual management business objectives focused primarily on new store growth, private brand penetration, pricing improvement, increasing cash flow and sales, and customer special orders. The Compensation Committee determined that Mr. DeCaro achieved his individual objectives at 100% of target. For Mr. Pappas, his group of individual management business objectives focused primarily on new store growth, private brand penetration, pricing improvement, increasing cash flow and sales, new business development, merchandise margin, customer conversion and customer special orders, custom framing sales, increasing sales and promotions to the Hispanic market, and store competitiveness.  The Compensation Committee determined that Mr. Pappas achieved his individual objectives at 100% of target. Mr. Zhu’s group of individual management business objectives focused primarily on private brand penetration, increasing cash flow and merchandise margin. The Compensation Committee determined that Mr. Zhu achieved his individual objectives at 100% of target. Mr. Menzer’s group of individual management business objectives related to a number of aspects of the Company’s strategic and operating plan. Mr. Menzer resigned from the Company effective July 19, 2012, to focus on recovery and rehabilitation from a stroke he suffered in April 2012.  Mr. Menzer was credited as achieving an individual objectives component at a fixed 100% of target, in accordance with the terms of his employment agreement and the Bonus Plan.

Actual Payouts

Actual payouts for the Named Executive Officers, as a percentage of target level bonus, were as follows:

	Lewis S. Klessel (1)	Charles M. Sonsteby	Thomas C. DeCaro	Philo T. Pappas	Weizhong “Wilson” Zhu	John B. Menzer (2)

Percent of Target	N/A	56%	28%	28%	28%	60%

(1)         Mr. Klessel received no compensation from the Company for his service as Member of the Interim Office of the Chief Executive Officer and Interim Chief Operating Officer and did not participate in the Bonus Plan.

(2)         Mr. Menzer resigned from the Company effective July 19, 2012, to focus on recovery and rehabilitation from a stroke he suffered in April 2012.  Pursuant to his employment agreement with Michaels, Mr. Menzer is entitled to a pro-rata bonus for fiscal year 2012, based on the actual bonus that he would have received had he remained employed by the Company for the full year and determined based on the Company’s actual results for 2012.  His percentage of target level bonus was calculated in accordance with the terms of his employment agreement and the Bonus Plan.

Actual amounts paid to the Named Executive Officers for fiscal 2012 are listed in the Summary Compensation Table.

Long-Term Equity-Based Compensation

On February 15, 2007, our Board and stockholders approved the Michaels Stores, Inc. 2006 Equity Incentive Plan (the “Plan”), as well as certain specific grants under the Plan to officers. In addition, the stockholders granted the Board authority to make Plan grants to other eligible participants in the future. The Plan was established to advance the interests of Michaels and its affiliates by providing for the grant of equity-based awards to eligible officers, associates, directors of, and consultants and advisors to, Michaels or its affiliates. Awards under the Plan are intended to align the long-term incentives of our executives and stockholders. Grants are typically awarded when an executive is hired and may be awarded for subsequent promotions. All stock option grants made in fiscal 2012 were at exercise prices set at or above the grant date fair market value of the underlying stock as determined by our Board.

The majority of outstanding options under the Plan are divided into tranches with escalating exercise prices. The tranche structure of the option awards, with increasing exercise prices in each tranche, is designed to incentivize long-term performance by tying the value of the options to long-term increases in the value of our Common Stock. Historically, grants have not been made on an annual basis; rather, each initial grant has been intended to incentivize the executive for a 5-year period based on the vesting and exercise structure of the grant. Each tranche vests 20% on each of the first through fifth anniversaries of the grant date, and all unvested options vest immediately upon a Change of Control (as defined in the Stockholders Agreement). Detail regarding accelerated vesting with regards to options held by our Named Executive Officers is contained in the Grants of Plan-Based Awards for Fiscal 2012 table and the Outstanding Equity Awards at Fiscal Year-End 2012 table that follow this Compensation Discussion and Analysis.

No options were granted to Named Executive Officers in fiscal 2012.

Other Benefits and Perquisites

Our Named Executive Officers also receive certain other benefits and perquisites.  During fiscal 2012, these benefits included contributions to 401(k) accounts, the payment of life insurance premiums, certain Company-paid medical benefits, car allowances and, in some cases, tax gross-ups and reimbursement for income taxes on taxable benefits.  Additionally, our former Chief Executive Officer, Mr. Menzer, was also entitled to the use of a Company-owned or leased automobile, and received Company-paid security and certain de minimis services related to the upkeep of his home following a stroke he suffered in April 2012.  The Compensation Committee and the Board believe that these benefits and perquisites are reasonable and consistent with the nature of the executives’ responsibilities, provide a competitive level of total compensation to our executives and serve as an important element in retaining those individuals.  The cost to Michaels of these benefits to the Named Executive Officers is set forth in the Summary Compensation Table under the column “All Other Compensation” and detail about each element is set forth in the table presented in footnote 5 to the Summary Compensation Table.

Employment and Severance Agreements

Mr. Menzer has an employment agreement with Michaels that was entered into at the time of his appointment, which includes certain severance benefits in the event of termination other than for cause or by Mr. Menzer for good reason, as such terms are defined in the agreement. The specific terms of Mr. Menzer’s employment agreement, including the provisions that have survived the termination of his employment, are discussed in the section entitled “Menzer Employment Agreement” following the Grants of Plan-Based Awards Table and under “Executive Compensation—Potential Payments Upon Termination or Change of Control”.

In April 2008, the Board approved the Company’s Officer Severance Pay Plan (the “OSPP”), which was amended in July 2008. The OSPP was established by the Company to provide certain severance benefits, subject to the terms and conditions of the OSPP, to designated officers (those with a position of Vice President or above, or an equivalent title as approved by the Compensation Committee, and excluding the Chief Executive Officer) in the event that their employment is terminated as a result of a “Qualifying Termination” (as defined in the OSPP and described below). A more detailed description of the OSPP may be found under “Executive Compensation—Potential Payments Upon a Change of Control”.

Tax and Accounting Considerations

Deductibility of Executive Compensation.  While the Compensation Committee takes into account tax and accounting considerations in structuring the components of the Company’s compensation program, these considerations are secondary to the primary objectives of the program.

The Company’s Compensation Policies and Practices as They Relate to Risk Management

In accordance with the applicable disclosure requirements, to the extent that risks may arise from the Company’s compensation policies and practices that are reasonably likely to have a material adverse effect on the Company, the Company is required to discuss those policies and practices for compensating the employees of the Company (including employees that are not Named Executive Officers) as they relate to the Company’s risk management practices and the possibility of incentivizing risk-taking.

The Compensation Committee has evaluated the policies and practices of compensating the Company’s employees in light of the relevant factors, including the following:

•            the financial performance targets of the Company’s annual cash incentive program are the budgeted objectives that are reviewed and approved by the Board and/or the Compensation Committee.

•            bonus payouts are not based solely on Company performance, but also require achievement of individual performance objectives.

•            bonus awards generally are not contractual entitlements, but are reviewed by the Compensation Committee and/or the Board and can be modified at their discretion.

•            the financial opportunity in the Company’s long-term equity-based compensation is best realized through long-term appreciation of the Company’s stock price, which mitigates excessive short-term risk-taking.

•            the allocation of compensation between cash and equity awards and the focus on stock-based compensation, including options and restricted stock awards generally vesting over a period of years, thereby mitigating against short-term risk taking.

Based on such evaluation, the Compensation Committee has determined that the Company’s policies and practices are not reasonably likely to have a material adverse effect on the Company.

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

						Non-Equity
				Stock	Option	Incentive Plan		All Other
		Salary	Bonus	Awards	Awards	Compensation		Compensation	Total
Name and Principal Position	Year	($) (1)	($)	($) (2)	($) (3)	($) (4)		($) (5)	($)
Lewis S. Klessel	2012	—	—	—	—	—		—	—
Member of the Interim Office of the Chief Executive Officer and Interim Chief Operating Officer (6)

Charles M. Sonsteby	2012	683,213	—	—	—	382,899		26,469	1,092,581
Member of the Interim	2011	662,181	—	—	—	538,576		36,057	1,236,814
Office of the Chief Executive Chief Administrative Officer and Chief Financial Officer (7)	2010	200,000	—	552,754	2,696,082	336,510		16,579	3,801,925

Thomas C. DeCaro	2012	380,537	—	—	—	105,731		34,987	521,255
Executive Vice President	2011	369,473	—	—	—	181,851		39,579	590,903
— Supply Chain	2010	355,260	—	—	—	199,244		56,680	611,184

Philo T. Pappas	2012	416,591	—	—	—	116,067		32,872	565,530
Executive Vice President	2011	399,986	—	—	—	257,506		41,945	699,437
— Category Management	2010	384,520	—	—	—	235,188		86,785	706,493

Weizhong "Wilson" Zhu	2012	374,717	—	—	—	104,210		34,743	513,670
Executive Vice President	2011	360,546	—	—	—	196,726		35,853	593,125
—Private Brands & Global Sourcing	2010	336,000	—	—	—	205,808		48,464	590,272

John B. Menzer	2012	691,368	—	—	—	382,498	(9)	262,492	1,336,358
Former Chief Executive Officer (8)	2011	1,057,001	—	—	—	1,441,520		42,686	2,541,207
	2010	1,022,846	—	—	—	1,507,431		76,931	2,607,208

(1)          The amounts in this column represent actual base salary paid during fiscal 2012.

(2)          The amounts in this column represent the aggregate grant date fair value of restricted stock awards calculated in accordance with ASC 718, based on the assumptions set forth in Note 6 to the Consolidated Financial Statements. Because the Company is a privately-held company, and there is no public market for our Common Stock, the fair market value of our Common Stock was determined by our Board based on available information that was material to the value of our Common Stock at the time such determination was made, including any third party valuation reports, the principal amount of the Company’s indebtedness, the Company’s actual and projected financial results, and fluctuations in the market value of publicly-traded companies in the retail industry.

(3)          Represents the aggregate grant date fair value of option awards on the date of the grant as calculated in accordance with ASC 718, based on the assumptions set forth in Note 6 to the Consolidated Financial Statements. Because the Company is a privately-held company, and there is no public market for our Common Stock, the fair market value of our Common Stock was determined by our Board based on available information that was material to the value of our Common Stock at the time such determination was made, including any third party valuation reports, the principal amount of the Company’s indebtedness, the Company’s actual and projected financial results, and fluctuations in the market value of publicly-traded companies in the retail industry.

(4)          The amounts in this column for fiscal 2012 reflect the cash awards to Named Executive Officers under the Bonus Plan, which are discussed in further detail in the preceding section “Compensation Discussion and Analysis — Compensation Elements — Annual Bonuses.” The amounts in this column for fiscal 2011 reflect the cash awards to Named Executive Officers under the Company’s bonus plan for Executive Officers for Fiscal 2011. The amounts in this column for fiscal 2010 reflect the cash awards to Named Executive Officers under the Company’s bonus plan for executive officers for fiscal 2010.

(5)          The table below reflects the fiscal 2012 components of this column.

					Weizhong
	Lewis S.	Charles M.	Thomas C.	Philo T.	"Wilson"	John B.
	Klessel	Sonsteby	DeCaro	Pappas	Zhu	Menzer
Medical Benefits (a)	—	$13,077	$19,620	$18,873	$18,235	$23,256
Insurance Premiums	—	5,858	5,276	3,930	6,382	5,598
Company Contributions to 401(k) and Group Universal Life Plan	—	—	2,500	2,500	2,500	—
Tax Reimbursement (b)	—	334	391	369	426	82,917
Car Allowance/Company-owned or Leased Automobile	—	7,200	7,200	7,200	7,200	6,052
Other (c)	—	—	—	—	—	144,669
Total Other Compensation	$—	$26,469	$34,987	$32,872	$34,743	$262,492

(a)            The amounts in this row for Mr. Menzer also include certain expenses and reimbursements related to his illness.

(b)            Reimbursement of income taxes is related to security services, long-term disability insurance premiums and medical expenses.

(c)             The amounts in this row reflect for Mr. Menzer $143,929 for security services and a cost of $740 attributable to certain de minimis services related to upkeep of his home following a stroke he suffered in April 2012.

(6)                                  Mr. Klessel received no compensation from the Company for his service as Member of the Interim Office of the Chief Executive Officer and Interim Chief Operating Officer and did not participate in the Bonus Plan.

(7)                                  Mr. Sonsteby joined the Company as Chief Administrative Officer and Chief Financial Officer on October 4, 2010, and his compensation for fiscal 2010 reflects a partial fiscal year.

(8)                                  Mr. Menzer resigned from the Company effective July 19, 2012, to focus on recovery and rehabilitation from a stroke he suffered in April 2012 and his compensation for fiscal 2012 reflects a partial fiscal year.

(9)                                  This amount represents a pro rata bonus for Mr. Menzer for fiscal year 2012, pursuant to the terms of his employment agreement with the Company.

Grants of Plan-Based Awards for Fiscal 2012

The following table sets forth the plan-based awards granted to Named Executive Officers pursuant to Company plans during fiscal 2012.

Grants of Plan-Based Awards

						All Other
					All Other	Option
					Stock	Awards:	Exercise	Grant
		Estimated Future Payouts Under			Awards:	Number of	or Base	Date Fair
		Non-Equity Incentive Plan Awards			Number	Securities	Price of	Value of
		(1)			Shares of	Underlying	Option	Stock and
	Grant	Threshold	Target	Maximum	Stock	Options	Awards	Option
Name and Principal Position	Date	($)	($)	($)	(#)	(#)	($/Sh)	Awards
Lewis S. Klessel
Member of the Interim Office of the Chief Executive Officer and Interim Chief Operating Officer (2)	N/A	N/A	N/A	N/A

Charles M. Sonsteby
Member of the Interim Office of the Chief Executive Officer, Chief Administrative Officer and Chief Financial Officer	N/A	86,570	480,943	961,886

Thomas C. DeCaro	N/A	34,378	190,989	381,978
Executive Vice President
— Supply Chain

Philo T. Pappas	N/A	37,739	209,659	419,318
Executive Vice President
— Category Management

Weizhong "Wilson" Zhu	N/A	33,883	188,241	376,483
Executive Vice President
—Private Brands & Global Sourcing

John B. Menzer	N/A	198,000	1,100,000	2,200,000
Former Chief Executive Officer (3)

(1)                    The threshold, target and maximum amounts in these columns show the range of payouts targeted for fiscal 2012 for performance under the Bonus Plan as discussed in further detail in “Compensation Discussion and Analysis — Compensation Elements — Annual Bonuses.” Bonuses were recommended by the Compensation Committee, and approved by the Board, as applicable, in March 2013 and are expected to be paid in April 2013, as reflected in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

(2)                    Mr. Klessel received no compensation from the Company for his service as Member of the Interim Office of the Chief Executive Officer and Interim Chief Operating Officer and did not participate in the Bonus Plan.

(3)                    Mr. Menzer resigned from the Company effective July 19, 2012, to focus on recovery and rehabilitation from a stroke he suffered in April 2012.  Pursuant to his employment agreement with Michaels, Mr. Menzer is entitled to a pro-rata bonus for fiscal year 2012, based on the actual bonus that he would have received had he remained employed by the Company for the full year and determined based on the Company’s actual results for 2012, which is expected to be paid in April 2013.

Employment Agreements with Certain Named Executive Officers

Menzer Employment Agreement

The compensation for John B. Menzer described in the Summary Compensation Table and the Grants of Plan-Based Awards Table above was in accordance with the terms of his employment agreement, as amended, with Michaels, pursuant to which he served as Chief Executive Officer until his termination of employment in July 2012. The agreement became effective April 6, 2009 and was amended on June 2, 2009. The agreement provided for an annual base salary of $1,000,000, subject to increase at the sole discretion of the Board. Mr. Menzer was eligible for an annual bonus for each fiscal year during his employment, with a target amount of 100% of his base salary and a maximum bonus potential of 200% of his base salary, based on performance targets established by the Board, with the actual amount of any bonus being in the sole discretion of the Board. In addition, in connection with the commencement of his employment, Mr. Menzer was granted 500,000 shares of restricted stock and an option to purchase 2,500,000 shares of Common Stock. For a more detailed description of the restricted stock and options grants, see the Outstanding Equity Awards at Fiscal Year-End table below. Mr. Menzer was also entitled to a Company-leased automobile and to participate in benefit plans standard for Michaels’ executive officers, including life insurance plans.

Mr. Menzer resigned from the Company effective July 19, 2012, to focus on recovery and rehabilitation from the stroke he suffered in April. In connection with his resignation, Mr. Menzer will receive the benefits and payments which became payable as a result of the termination of his employment related to a disability, pursuant to the terms of his employment agreement.  Mr. Menzer is subject to non-competition and non-solicitation restrictions for a period of two years following the termination of his employment and is subject to confidentiality covenants.

Outstanding Equity Awards at Fiscal Year-End 2012

The following table sets forth information regarding equity awards held by our Named Executive Officers as of February 2, 2013.

	Option Awards				Stock Awards
	Number of	Number of				Value of
	Securities	Securities			Number of	Shares or
	Underlying	Underlying			Shares or	Units of
	Unexercised	Unexercised	Option	Option	Units of Stock	Stock That
	Options (#)	Options (#)	Exercise	Expiration	That Have Not	Have Not
Name and Principal Position	Exercisable	Unexercisable	Price ($)	Date	Vested (#)	Vested ($)(1)

Lewis S. Klessel
Member of the Interim Office of the Chief Executive Officer and Interim Chief Operating Officer (2)

Charles M. Sonsteby
Member of the Interim Office of the Chief Executive Officer, Chief Administrative Officer and					22,920
Chief Financial Officer (3)	75,686	113,530	14.47	1/4/2019
	75,686	113,530	15.00	1/4/2019
	75,686	113,530	22.50	1/4/2019

Thomas C. DeCaro
Executive Vice President
— Supply Chain (4)
	90,837	60,559	7.50	7/1/2017
	71,999	—	15.00	2/15/2015
	47,639	31,760	15.00	7/1/2017
	71,999	—	22.50	2/15/2015
	47,639	31,760	22.50	7/1/2017

Philo T. Pappas
Executive Vice President
— Category Management (5)					4,684
	90,837	60,559	7.50	7/1/2017
	6,309	—	15.00	4/16/2017
	87,053	58,036	15.00	7/1/2017
	6,309	—	22.50	4/16/2017
	87,053	58,036	22.50	7/1/2017

Weizhong "Wilson" Zhu
Executive Vice President
—Private Brands & Global Sourcing (6)	90,837	60,559	7.50	7/1/2017
	39,900	—	15.00	5/22/2015
	12,238	—	15.00	6/3/2016
	59,556	39,704	15.00	7/1/2017
	39,900	—	22.50	5/22/2015
	12,238	—	22.50	6/3/2016
	59,556	39,704	22.50	7/1/2017

John B. Menzer
Former Chief Executive Officer (7)
	500,000	—	7.50	6/1/2017
	500,000	—	15.00	6/1/2017
	500,000	—	22.50	6/1/2017

(1)                                 Because the Company is a privately-held company, and there is no public market for our Common Stock, the fair market value of our Common Stock was determined by our Board based on available information that was material to the value of our Common Stock at the time such determination was made, including any third party valuation reports, the principal amount of the Company’s indebtedness, the Company’s actual and projected financial results, and fluctuations in the market value of publicly-traded companies in the retail industry. The shares were valued based on a price per share of $26.93, which was the fair market value of our Common Stock on February 2, 2013, the last day of fiscal 2012.

(2)                                 Mr. Klessel does not participate in the Plan.

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

(4)                                 Stock options were granted to Mr. DeCaro on July 2, 2009 in connection with the Company’s Exchange Offer (as defined below), with 143,998 of these options immediately exercisable on the grant date based on the period of time that his exchanged options had been held in relation to the total term of the option. The remaining options vest at the rate of 20% on each of July 2, 2010, July 2, 2011, July 2, 2012, July 2, 2013 and July 2, 2014, or immediately upon a Change of Control (as defined in the Stockholders Agreement).  On June 3, 2009, the Company announced an offer to exchange certain employee stock options issued under the 2006 Plan (“Exchange Offer”) for new stock options granted on a one-for-one basis.  On July 2, 2009, employees exchanged 8.0 million outstanding stock options under the following terms: (i) outstanding vested or unvested options to purchase shares of Common Stock that had an exercise price per share of $30.00, $37.50, $45.00 or $52.50 for an equal number of new options to purchase shares of Common Stock with an exercise price equal to $7.50 and a new five-year vesting schedule that commenced on July 2, 2009 and an eight-year term; and (ii) outstanding options that had an exercise price per share of $15.00 and $22.50 were exchanged for an equal number of new options with the same exercise price. A portion of the new options were vested based on the period of time that the exchanged options had been held in relation to the total term of the option and have identical terms and conditions to the previously issued options, and the remaining new options have a new five-year vesting schedule that commenced on July 2, 2009 and an eight-year term.

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

(6)                                 Stock options were granted to Mr. Zhu on July 2, 2009 in connection with the Company’s Exchange Offer, with 104,276 of these options immediately exercisable on the grant date based on the period of time that his exchanged options had been held in relation to the total term of the option. The remaining options vest at the rate of 20% on each of July 2, 2010, July 2, 2011, July 2, 2012, July 2, 2013 and July 2, 2014, or immediately upon a Change of Control (as defined in the Stockholders Agreement).

(7)                                 Stock options were granted to Mr. Menzer on June 2, 2009, vesting at the rate of 20% on each of April 6, 2010, April 6, 2011, April 6, 2012, April 6, 2013 and April 6, 2014, or immediately upon a Change of Control (as defined in the Stockholders Agreement). Mr. Menzer’s restricted stock awards were to vest 25% on each of April 6, 2011, April 6, 2012, April 6, 2013 and April 6, 2014 (vesting of all shares would accelerate upon a Change of Control (as defined in the Stockholders Agreement)). Mr. Menzer resigned from the Company effective July 19, 2012, to focus on recovery and rehabilitation from a stroke he suffered in April 2012. Mr. Menzer will receive all dividends and distributions, if any, paid with respect to the shares of restricted stock he holds, but if any such dividends or distributions are paid in shares of our capital stock, such shares will be subject to the same restrictions on transferability as are the shares of restricted stock with respect to which they were paid.  Pursuant to the Plan, Mr. Menzer has one year following his resignation of employment due to disability to exercise any vested stock options held by him.

Option Exercises and Stock Vested for Fiscal 2012

The following table shows the number of stock options exercised by our Named Executive Officers, and stock awards held by our Named Executive Officers that vested, during fiscal year 2012.

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($)
Lewis S. Klessel
Member of the Interim Office of the Chief Executive Officer and Interim Chief Operating Officer	—	—	—	—

Charles M. Sonsteby	—	—	7,640	191,611	(1)
Member of the Interim Office of the Chief Executive Officer, Chief Administrative Officer and Chief Financial Officer

Thomas C. DeCaro	—	—	—	—
Executive Vice President
— Supply Chain

Philo T. Pappas	—	—	2,342	56,419	(2)
Executive Vice President
— Category Management

Weizhong "Wilson" Zhu	—	—	—	—
Executive Vice President
—Private Brands & Global Sourcing

John B. Menzer	—	—	125,000	3,011,250	(3)
Former Chief Executive Officer

(1)         The shares were valued at $25.08 per share on the October 4, 2012 vesting date for Mr. Sonsteby’s restricted shares.

(2)         The shares were valued at $24.09 per share on the April 17, 2012 vesting date for Mr. Pappas’s restricted shares.

(3)         The shares were valued at $24.09 per share on the April 6, 2012 vesting date for Mr. Menzer’s restricted shares.

Pension Benefits for Fiscal 2012

The Company has no defined benefit pension plans.

Nonqualified Deferred Compensation for Fiscal 2012

The Company has no nonqualified deferred compensation plans.

Potential Payments upon Termination or Change of Control

Mr. Menzer’s employment agreement, which commenced April 6, 2009 and was amended on June 2, 2009 (the “Menzer Agreement”), specifies certain benefits payable to him in the event of termination. Messrs. Sonsteby, DeCaro, Pappas and Zhu participate in the OSPP (as described below), which provides for severance payments and benefits upon certain terminations of employment. In addition, in the event of a Corporate Transaction (as defined in the Plan and set forth below), our Plan provides for a range of possible adjustments to outstanding equity awards, including acceleration of vesting. In the event of a transaction that constitutes a Change of Control (as defined in the Stockholders Agreement and set forth below), each Named Executive Officer, except for Mr. Klessel, would be entitled to acceleration of his equity awards. In addition, our Named Executive Officers, except for Mr. Klessel, may be entitled to accelerated vesting of their respective equity awards upon a termination of employment, depending on the specific circumstance as set forth below. The payments for which the Named Executive Officers are eligible under various circumstances related to a Corporate Transaction, Change of Control, or termination of employment are detailed below; except for Mr. Klessel who is not an employee of the Company and is not entitled to any compensation or severance from the Company and does not participate in the Company’s equity plan, and Mr. Menzer, whose actual payments received upon his separation from the Company are described below under “Rights and Potential Payments on Termination for Cause, Death, Disability and Voluntary Resignation — Disability.”

The Plan defines a “Corporate Transaction” as any of the following: any sale of all or substantially all of the assets of the Company, change in the ownership of the capital stock of the Company, reorganization, recapitalization, merger (whether or not the Company is the surviving entity), consolidation, exchange of capital stock of the Company or other restructuring involving the Company.

The Stockholders Agreement defines a “Change of Control” as the occurrence of any of the following: (i) any consolidation or merger of the Company with or into any other corporation or other person, or any other corporate reorganization or transaction (including the acquisition of capital stock of the Company), whether or not the Company is a party thereto, in which the stockholders of the Company immediately prior to such consolidation, merger, reorganization or transaction, own capital stock either (A) representing directly, or indirectly through one or more entities, less than fifty percent (50%) of the economic interests in or voting power of the Company or other surviving entity immediately after such consolidation, merger, reorganization or transaction or (B) that does not directly, or indirectly through one or more entities, have the power to elect a majority of the entire Board of the Company or other surviving entity immediately after such consolidation, merger, reorganization or transaction; (ii) any stock sale or other transaction or series of related transactions, whether or not the Company is a party thereto, after giving effect to which in excess of fifty percent (50%) of the Company’s voting power is owned directly, or indirectly through one or more entities, by any person and its affiliates or associates, other than the Sponsors and their affiliates and the affiliates of Highfields Capital Partners, excluding, in any case, the Company’s initial public offering or any bona fide primary or secondary public offering following the occurrence of the initial public offering; or (iii) a sale, lease or other disposition of all or substantially all of the assets of the Company.

Rights and Potential Payments on Termination for Cause, Death, Disability and Voluntary Resignation

Cause.  Both the Menzer Agreement and the OSPP provide that no payments or benefits are due to a Named Executive Officer in the event of a termination for cause except amounts accrued and payable to such executive through the termination date. Under our Plan, all stock options (whether vested or unvested) will immediately terminate.

Death.  Each Named Executive Officer is provided a life insurance policy by the Company with a $1,000,000 benefit, which would be payable to the executive’s beneficiaries upon such executive’s death. Under the Menzer Agreement, Mr. Menzer’s beneficiaries were further entitled to an amount equal to his pro-rated bonus for the year in which death occurs. Under the Plan, the executive’s Legal Representative (as defined in each option agreement) has the option within the one-year period following the executive’s termination of employment (or through the option’s expiration date, if earlier) to exercise any vested stock options held by the Named Executive Officer prior to his death. Under the Stockholders Agreement, upon any termination of a Named Executive Officer’s employment by reason of the executive’s death, the executive’s representative or estate has the option to sell to the Company all or any portion of the vested shares of the Common Stock owned by the Named Executive Officer within 60 days after the date of termination, at the fair market value of the shares as of the date they are repurchased. In addition, pursuant to their restricted stock agreements, all of Messrs. Sonsteby’s and Pappas’s unvested restricted stock would vest. Assuming the executive’s death on February 2, 2013, the last day of our fiscal year, and that the executive’s Legal Representative exercised its option to exercise any vested stock options held by the Named Executive Officer at such time and to sell to the Company all of the shares owned by the Named Executive Officer, the estate of each Named Executive Officer would have realized, based on the fair market value of the Common Stock as of fiscal year end ($26.93), the following amounts for his shares: Charles M. Sonsteby, $7,143,398; Thomas C. DeCaro $9,608,076; Philo T. Pappas, $7,790,068; and Weizhong “Wilson” Zhu $8,641,622.

Disability.  The Company provides each Named Executive Officer with an executive long-term disability policy for the benefit of such executive, which would afford such executive a right to disability benefits after 90 days of the executive becoming disabled in the amount of 67% of monthly compensation up to $20,000 per month. This benefit generally continues until the disability is resolved or age 65. Mr. Menzer was further entitled to his full salary for the 90 days prior to the commencement of disability benefits, which equates to $271,233 (based on his fiscal 2012 base salary), paid in accordance with the Company’s normal payroll practices. During the one-year period following the executive’s termination of employment due to disability (or through the option’s expiration date, if earlier), the executive may exercise any vested stock options held by him prior to his termination. Under the Stockholders Agreement, upon any termination of a Named Executive Officer’s employment by reason of the executive’s disability, the executive or the executive’s representative has the option to sell to the Company all or any portion of the vested shares of the Common Stock owned by the Named Executive Officer within 60 days after the date of termination, at the fair market value of the shares as of the date they are repurchased. In addition, pursuant to their restricted stock agreements, upon disability all of Messrs. Sonsteby’s and Pappas’s unvested restricted stock would vest. Assuming the executive exercised his option to exercise any vested stock options held by him at such time and to sell to the Company all of the shares owned by the Named Executive Officer upon disability on the last day of fiscal 2012, the Named Executive Officer would have received, based on the fair market value of the Common Stock as of fiscal year end ($26.93), the following amounts for his shares: Charles M. Sonsteby, $7,143,398; Thomas C. DeCaro $9,608,076; Philo T. Pappas, $7,790,068; and Weizhong “Wilson” Zhu $8,641,622. As noted above, Mr. Menzer resigned from the Company effective July 19, 2012, to focus on recovery and rehabilitation from the stroke he suffered in April. In connection with his resignation, Mr. Menzer will receive the benefits and payments which became payable as a result of the termination of his employment related to a disability, pursuant to the terms of his employment agreement.

Voluntary Resignation.  In the event of a voluntary resignation of any of the Named Executive Officers, there are no payments or benefits that continue beyond what is accrued and payable through the termination date. The executive may exercise any vested options held by him prior to his resignation for up to 60 days following termination (or through the option’s expiration date, if earlier). The Menzer Agreement provided that Mr. Menzer was required to give the Company 60 days prior written notice of resignation and the Board may, at its election, have chosen to waive Mr. Menzer’s notice obligation but would have still been required to pay him for the applicable notice period.

Rights and Potential Payment Upon a Change of Control or Termination Without Cause or With Good Reason

Menzer Employment Agreement

The Menzer Agreement provided benefits to Mr. Menzer in the event of a termination of his employment without “cause” or by him for “good reason”, as each is defined below. In either circumstance, for the two-year period following the date of termination he would have been entitled to receive a severance benefit equal to (i) his base salary at the rate in effect on the date of termination, (ii) the amount of his annual target bonus for the year of termination and (iii) continued medical and dental benefits. These benefits would have been contingent on Mr. Menzer signing and returning to the Company a release of claims in the form provided by the Company. The severance pay was payable on a pro-rated basis at the Company’s regular payroll periods and in accordance with its normal payroll practices.

Pursuant to the Menzer Agreement, “cause” meant the following events or conditions, as determined by the Board in its reasonable judgment: (i) the refusal or failure to perform (other than by reason of disability), or material negligence in the performance of, his duties and responsibilities to the Company or any of its Affiliates (as defined in the Menzer Agreement), or refusal or failure to follow or carry out any reasonable direction of the Board, and the continuance of such refusal, failure or negligence for a period of 10 days after notice; (ii) the material breach of any provision of any material agreement between Mr. Menzer and the Company or any of its Affiliates; (iii) fraud, embezzlement, theft or other dishonesty with respect to the Company or any of its Affiliates; (iv) the conviction of, or plea of nolo contendere to any felony or any other crime involving dishonesty or moral turpitude; and (v) any other conduct that involves a breach of fiduciary obligation.

The term “good reason” was defined as (i) removal without Mr. Menzer’s consent from the position of Chief Executive Officer; (ii) a material diminution in the nature or scope of his responsibilities, duties or authority, provided however that the Company’s failure to continue Mr. Menzer’s appointment or election as a director or officer of any of its Affiliates, a change in reporting relationships resulting from the direct or indirect control of the Company (or successor corporation) by another corporation or other entity and any diminution of the business of the Company or any of its Affiliates or any sale or transfer of equity, property or other assets of the Company or any of its Affiliates does not constitute “good reason”; or (iii) the material failure of the Company to provide him the base salary and benefits in accordance with the terms of the Menzer Agreement. To qualify as a termination for good reason under the Menzer Agreement, notice to the Company must be given by Mr. Menzer and the Company must have failed to cure the good reason within thirty days of receiving notice.

In addition to the Menzer Agreement, Mr. Menzer entered into agreements providing for his restricted stock grant and his stock option grant. These agreements provided that in the event of a Change of Control (as defined in the Stockholders Agreement), all of Mr. Menzer’s restricted stock and stock options would have immediately vested.

Mr. Menzer is subject to non-competition and non-solicitation restrictions for a period of two years following termination of employment and he is also subject to confidentiality covenants. The Menzer Agreement provides no Change of Control severance benefits.

Officer Severance Pay Plan

In April 2008, the Board approved the OSPP, which was amended in July 2008. The OSPP was established by the Company to provide certain severance benefits, subject to the terms and conditions of the OSPP, to designated officers (those with a position of Vice President or above, or an equivalent title as approved by the Compensation Committee, and excluding the Chief Executive Officer) in the event that their employment is permanently terminated as a result of a “Qualifying Termination”. For purposes of the OSPP, an executive is subject to a “Qualifying Termination” if:

•     the executive is on active payroll or is on an approved leave of absence with a right to reinstatement at the time his or her employment terminates;

•     the executive’s employment is terminated by the Company other than for “Cause” (which includes a failure to perform, or material negligence in the performance of, the executive’s duties, a material breach of a material agreement between the executive and the Company, fraud, embezzlement, theft, other dishonesty, the conviction of or plea of guilty or  nolo contendere  to a crime involving dishonesty or moral turpitude, breach of a fiduciary duty to the Company or violation of Company policy that inflicts damage to the Company) and other than a result of death or disability;

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

Equity Plans

Each of the Named Executive Officers currently employed with the Company has entered into a stock option agreement that provides for vesting upon a Change of Control (as defined in the Stockholders Agreement). Additionally, Messrs. Sonsteby and Pappas have restricted stock agreements that provide that all their restricted stock shall vest upon a Change of Control. Had a Change of Control occurred on the last day of fiscal 2012, each Named Executive Officer would have realized the following values for their options, including those vesting in the Change of Control (based on the spread, if any, of the fair market value of the Common Stock as of fiscal year end ($26.93) over the value of the applicable exercise prices for the options): Charles M. Sonsteby $5,453,205; Thomas C. DeCaro, $5,418,496; Philo T. Pappas, $5,418,496; and Weizhong “Wilson” Zhu $5,418,496. Had a Change of Control occurred on the last day of fiscal 2012, Mr. Sonsteby’s and Mr. Pappas’s unvested restricted shares would have values of $617,236 and $126,140, respectively.

Estimated Separation Payments

The table below reflects the amount of compensation payable in the event of an involuntary termination without cause or resignation for good reason to each of the Named Executive Officers, other than Messrs. Klessel and Menzer, under the OSPP described above and, in the case of Messrs. Sonsteby and Pappas, their restricted stock agreements (solely in respect of an involuntary termination without cause). The amounts shown in the table for the Named Executive Officers, other than Messrs. Klessel and Menzer, assume that the executive’s termination was effective as of the last day of the fiscal year, February 2, 2013 (Mr. Menzer received disability payments in connection with his resignation from the Company effective July 19, 2012, as described above under “Rights and Potential Payments on Termination for Cause, Death, Disability and Voluntary Resignation — Disability”) and have been determined, where applicable, using a price of $26.93 per share of Common Stock, the fair market value of our Common Stock on such date. The actual amounts, or value, to be paid to these Named Executive Officers can only be determined at the time of such executive’s separation from the Company.

	Executive Payments and Benefits
	upon Termination Without Cause or
	by Executive with Good Reason ($)
Charles M. Sonsteby
Salary	1,030,592
Bonus	480,943
Restricted Stock	617,236
Welfare Benefits	20,435	(1)
Total	2,149,206

Thomas C. DeCaro
Salary	572,967
Bonus	190,989
Welfare Benefits	20,435	(1)
Total	784,391

Philo T. Pappas
Salary	628,977
Bonus	209,659
Restricted Stock	126,140
Welfare Benefits	20,435	(1)
Total	985,211

Weizhong “Wilson” Zhu
Salary	564,724
Bonus	188,241
Welfare Benefits	13,550	(1)
Total	766,515

(1)            Represents the estimated value of the Company paid portion of the premium for executive’s medical and dental for the salary continuation period.

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

In addition, upon termination of a Named Executive Officer’s employment for any reason, the Company has the option to purchase all or any portion of the executive’s shares that were originally purchased from the Company, at the fair market value of the shares. If the Company elects to purchase the executive’s shares, it must deliver notice to the executive no later than 240 days after

(but not before the date that is one day after the six-month anniversary of) the later of (i) the date of termination or (ii) the exercise of any option originally granted to the executive or the date upon which any unvested shares granted to the executive become vested shares. With respect to those shares issued to a Named Executive Officer directly or indirectly pursuant to an incentive plan, the Company may purchase all or any portion of the executive’s shares at the fair market value of the shares (upon delivery of the notice as described in the immediately preceding sentence), if the executive’s employment is terminated due to death, disability, by the Company without cause or by the executive for good reason (or in circumstances in which the Company would have no grounds to terminate the executive for cause). If the Named Executive Officer’s employment is terminated by the Company for cause, the Company may purchase all or any portion of the executive’s shares at the lesser of the cost or the fair market value of the shares. The Company’s repurchase rights described herein will expire on the earlier of a Change of Control or an initial public offering.

Assuming the Company exercised its option to repurchase at fair market value, the vested or purchased shares held by the Named Executive Officers on the last day of fiscal 2012, the Named Executive Officers would have received, based on the fair market value of the Common Stock as of fiscal year end ($26.93), the following amounts for their shares: Charles M. Sonsteby $411,490; Thomas C. DeCaro, $718,133; Philo T. Pappas, $189,210; Weizhong “Wilson” Zhu $179,542; and John B. Menzer, $6,732,500.

Director Compensation for Fiscal 2012

The current directors are not paid any fees by the Company for services as directors, and they do not receive reimbursement for their expenses from the Company.

Compensation Committee Interlocks and Insider Participation

From the completion of the Merger to March 2011, our Compensation Committee was comprised of two members: Michael S. Chae and Matthew S. Levin. In March 2011, Peter F. Wallace was appointed to the Compensation Committee to fill a vacancy created by the resignation of Mr. Chae from the Committee. Each of the members of our Compensation Committee is affiliated with our Sponsors and has not been deemed an independent director. None of our executive officers serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers who serve on our Board or Compensation Committee.

PART III

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS AND MANAGEMENT OWNERSHIP

The following table presents information regarding the number of shares of Michaels common stock beneficially owned as of March 11, 2013 (unless otherwise indicated) by each of Michaels’ directors and the Named Executive Officers (as defined in “Item 11. Executive Compensation— Executive and Director Compensation — Summary Compensation Table”), and the current directors and executive officers of Michaels as a group.  In addition, the table presents information about each person or entity known to Michaels to beneficially own 5% or more of Michaels common stock.  Unless otherwise indicated by footnote, the beneficial owner exercises sole voting and investment power over the shares noted below.  The percentage of beneficial ownership for our directors and executive officers, both individually and as a group, is calculated based on 118,460,909 shares of Michaels common stock outstanding as of March 11, 2013, and the number of unissued shares as to which such person or persons has the right to acquire voting and/or investment power within 60 days. Other than beneficial ownership information relating to the Company’s executive officers, the beneficial ownership information set forth below was provided by or on behalf of our Directors, our Sponsors, and Highfields, and the Company has not independently verified the accuracy or completeness of the information so provided.

	Amount and
	Nature of
	Beneficial		Percent
Name of Beneficial Owner	Ownership (1)		of Class (1)
Josh Bekenstein (2)	—		*
Todd M. Cook (2)	—		*
Jill A. Greenthal (3)	—		*
Lewis S. Klessel (2)	—		*
Matthew S. Levin (2)	—		*
James A. Quella (4)	—		*
Peter F. Wallace (4)	—		*
Charles M. Sonsteby(5)	265,258	(5)	*
Thomas C. DeCaro(6)	356,778	(6)	*
Philo T. Pappas(7)	289,271	(7)	*
Weizhong “Wilson” Zhu(8)	320,892	(8)	*
John B. Menzer(9)	1,750,000	(9)	1.5%
Michaels Holdings, LLC (2) (4)	110,373,482		93.2%
Bain Capital Investors, LLC and related funds (2)	110,373,482		93.2%
Affiliates of The Blackstone Group, L.P. (4)	110,373,482		93.2%
Highfields Capital Management, L.P. and related funds (10)	7,333,250		6.2%
All current directors and executive officers as a group (17 persons)	2,178,159	(11)	1.8%

*                    Less than one percent.

(1)            Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.  Percentage of beneficial ownership by a person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days.  Unless otherwise indicated, the number of shares shown includes outstanding shares of common stock owned as of March 11, 2013 by the person indicated.

(2)            Includes the 110,373,482 shares owned by Michaels Holdings LLC over which Bain Capital Investors, LLC (“BCI”)  and related funds may be deemed, as a result of their ownership of 50% of Michaels Holdings LLC’s total outstanding shares and certain provisions of Michaels Holdings LLC’s operating agreement, to have shared voting and dispositive power.  BCI is the administrative member of and makes investment and voting decisions on behalf of Bain Capital Integral Investors 2006, LLC.  Investment and voting decisions by BCI are made jointly by three or more individuals who are managing directors of the entity, and therefore no individual managing director of BCI is the beneficial owner of the shares ultimately of Michaels common stock directly owned by Michaels Holdings LLC. Messrs. Bekenstein, Cook, Klessel and Levin are Managing Directors and Members of BCI, and they may therefore be deemed to share voting and dispositive power with respect to all the shares of common stock beneficially owned by Bain Capital Integral Investors 2006, LLC.  Messrs. Bekenstein, Cook, Klessel and Levin disclaim beneficial ownership of any shares beneficially owned by BCI. The address of Messrs. Bekenstein, Cook, Klessel and Levin, and each of the Bain entities is c/o Bain Capital Partners, LLC, 200 Clarendon Street, Boston, Massachusetts 02166.

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

(5)            Includes 113,529 stock options that vested on October 4, 2011 and 113,529 stock options that vested on October 4, 2012.

(6)            Includes 143,998 stock options that vested on July 2, 2009, 62,037 stock options that vested on July 2, 2010, 62,039 stock options that vested on July 2, 2011 and 62,039 stock options that vested on July 2, 2012.

(7)            Includes 12,618 stock options that vested on July 2, 2009, 88,313 stock options that vested on July 2, 2010, 88,315 stock options that vested on July 2, 2011 and 88,315 stock options that vested on July 2, 2012.

(8)            Includes 104,276 stock options that vested on July 2, 2009, 69,983 stock options that vested on July 2, 2010, 69,983 stock options that vested on July 2, 2011 and 69,983 stock options that vested on July 2, 2012.

(9)            Includes 500,000 stock options that vested on April 6, 2010, 500,000 stock options that vested on April 6, 2011 and 500,000 stock options that vested on April 6, 2012.  Mr. Menzer resigned from the Company effective July 19, 2012, to focus on recovery and rehabilitation from a stroke he suffered in April 2012.  Pursuant to the Plan, Mr. Menzer has one year following his resignation of employment due to disability to exercise any vested stock options held by him.

(10)     The address of Highfields Capital Management, L.P. and its related funds is 200 Clarendon Street, Boston, Massachusetts 02116.

(11)     Consistent with the disclaimers of beneficial ownership of Messrs. Bekenstein, Cook, Levin, Quella and Wallace contained in note (2) and (4) above, this number does not include the 110,373,482 shares of Michaels common stock that may be deemed to be beneficially owned by each of (a) Bain Capital Investors, LLC and related funds and (b) affiliates of The Blackstone Group.  The total includes 2,057,671 vested options or options that will vest within 60 days of March 11, 2013, held by executive officers of the Company.

EQUITY COMPENSATION PLAN INFORMATION

On February 15, 2007, the Board of Directors and stockholders approved the 2006 Equity Incentive Plan, as well as certain specific grants under the plan to key employees.  In addition, the stockholders granted the Board authority to make plan grants to other eligible participants in the future, which has occurred.  The following table gives information about equity awards under the above-mentioned plan as of March 11, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	9,197,754	$15.89	4,004,010
Equity compensation not approved by security holders	N/A	N/A	N/A
Total	9,197,754	$15.89	4,004,010

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

In connection with the completion of the Merger, we entered into management agreements with the Sponsors pursuant to which the Sponsors provide management services to us until December 31, 2016, with evergreen extensions thereafter. Pursuant to these agreements, the Sponsors receive an aggregate annual management fee in the amount of $12.0 million and reimbursement for out-of-pocket expenses in connection with the provisions of services pursuant to the agreements. In fiscal 2012 we paid the Sponsors $12.3 million in management fees and reimbursements. The management agreements also provide that the Sponsors are entitled to receive fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions of 1% of the gross value of any such transaction. The management agreements contain customary exculpation and indemnification provisions in favor of the Sponsors. The management agreements may be terminated by the Sponsors at any time and terminate automatically upon an initial public offering or a change of control unless we and the Sponsors determine otherwise.

Also, in connection with the completion of the Merger, we entered into a management agreement with Highfields, that provides for an annual management fee of $1.0 million. The management agreement with Highfields may be terminated by the Company at any time and terminates automatically upon an initial public offering or a change of control unless we and Highfields determine otherwise.

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

Bain Capital owns an approximate 44% equity position in LogicSource, an external vendor we utilize for print procurement services. Payments associated with this vendor during fiscal 2012 were $5.0 million.  We currently anticipate that our payments to this vendor in fiscal 2013 will be commensurate with those in fiscal 2012.

Bain Capital owns an approximate 14% equity position in Sungard, an external vendor we utilize for certain integrated software and processing services. The Blackstone Group owns an approximate 12% equity position in Sungard. Payments associated with this vendor during fiscal 2012 were $0.3 million. We currently anticipate that our payments to this vendor in fiscal 2013 will be commensurate with those in fiscal 2012.

The Blackstone Group owns an approximate 92% equity position in RGIS, an external vendor we utilize to count our store inventory. Payments associated with this vendor during fiscal 2012 were $5.6 million. We currently anticipate that our payments to this vendor in fiscal 2013 will be commensurate with those in fiscal 2012.

The Blackstone Group owns an approximate 67% equity position in Vistar, an external vendor we utilize for all of the candy-type items in our stores.  Payments associated with this vendor during fiscal 2012 were $24.1 million. We currently anticipate that our payments to this vendor in fiscal 2013 will be commensurate with those in fiscal 2012.

The Blackstone Group owns an approximate 99% equity position in Brixmor Properties Group, a vendor we utilize to lease certain properties. Payments associated with this vendor during fiscal 2012 were $4.7 million. We currently anticipate that our payments to this vendor in fiscal 2013 will be commensurate with those in fiscal 2012.

The Company is a party to an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”), an affiliate of The Blackstone Group. Equity Healthcare negotiates with providers of standard administrative services for health benefit plans as well as other related services for cost discounts and quality of service monitoring capability by Equity Healthcare.  Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms for providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis.  In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to us, we pay Equity Healthcare a fee of $2.50 per participating employee per month (“PEPM Fee”).  As we had approximately 5,300 employees enrolled in health and welfare benefit plans as of February 2, 2013, the annual amount payable under the agreement would be approximately $0.2 million.

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

The Blackstone Group owns an approximate 99% equity position in Hilton Hotels, an external vendor we utilize for hospitality services. Payments associated with this vendor during fiscal 2012 were $1.1 million. We currently anticipate that our payments to this vendor in fiscal 2013 will be approximately $0.2 million.

The Blackstone Group owns an approximate 99% equity position in La Quinta, an external vendor we utilize as our preferred hotel provider. Payments associated with this vendor during fiscal 2012 were $0.1 million.  We currently anticipate that our payments to this vendor in fiscal 2013 will be commensurate with those in fiscal 2012.

Our current directors (other than Jill A. Greenthal) are affiliates of Bain Capital or The Blackstone Group. As such, some or all of such directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain Capital and The Blackstone Group. As of February 2, 2013, affiliates of The Blackstone Group held $30 million of our Restated Term Loan Credit Facility.

The Company, to date, has not adopted any formal policies or procedures for the review, approval or ratification of certain related-party transactions that may be required to be reported under the SEC disclosure rules. However, the Board believes that the transactions described in this Item 13 were on an arms-length basis and in the best interests of the stockholders.

As discussed in Item 10 above, each of the members of our Board (other than Ms. Greenthal) is affiliated with the Sponsors and our Board has not determined whether any of our directors are independent. See “Item 10.Directors, and Executive Officers and Corporate Governance.”

ITEM 14.  Principal Accountant Fees and Services.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S FEES

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of Michaels’ annual financial statements for each of fiscal 2012 and 2011, and fees billed for other services rendered by Ernst & Young LLP (in thousands).

	2012	2011
Audit fees (1)	$1,443	$1,351
Audit-related fees (2)	59	58
Tax fees (3)	13	—

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

(2)            Audit-related fees for fiscal 2012 and fiscal 2011 consist principally of fees related to employee benefit plans and statutory audits.

(3)         Tax fees consist principally of tax compliance fees.

The Audit Committee Charter requires that the Audit Committee pre-approve all audit and non-audit engagements, fees, terms and services in a manner consistent with the Sarbanes-Oxley Act of 2002 and all rules and applicable listing standards promulgated by the SEC, except if (i) the aggregate amount of all such non-audit services provided to Michaels constitutes not more than 5% of the total amount of fees paid by Michaels to its independent registered public accounting firm during the fiscal year in which the non-audit services are provided, (ii) such services were not recognized by Michaels at the time of engagement to be non-audit services, and (iii) such services were promptly brought to the attention of the Audit Committee and approved by the Audit Committee prior to completion of the audit.  The Audit Committee Charter permits the Audit Committee, at the time of the annual audit engagement, to pre-approve audit fees of up to 15% of the engagement fees for unanticipated additional audit costs within the scope of the audit, subject to the approval, before or after such additional costs are incurred, by the Chairman of the Audit Committee or any other member of the Audit Committee to whom the Audit Committee delegates such authority. The services performed by Ernst & Young LLP in fiscal 2012 and 2011 were approved in accordance with the policies and procedures established by the Audit Committee.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Michaels Stores, Inc.

We have audited the accompanying consolidated balance sheets of Michaels Stores, Inc. (“the Company”) as of February 2, 2013 and January 28, 2012, and the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended February 2, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michaels Stores, Inc. at February 2, 2013 and January 28, 2012 and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 2, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), Michaels Stores, Inc.’s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, TX
March 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Michaels Stores, Inc.

We have audited Michaels Stores, Inc.’s (the Company) internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Michaels Stores, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting (see Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Michaels Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), the consolidated balance sheets of Michaels Stores, Inc. as of February 2, 2013 and January 28, 2012, and the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended February 2, 2013 of Michaels Stores, Inc. and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, TX
March 15, 2013

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions except share data)

	February 2,	January 28,
	2013	2012
ASSETS
Current assets:
Cash and equivalents	$56	$371
Merchandise inventories	865	840
Prepaid expenses and other	86	80
Deferred income taxes	37	42
Income tax receivable	3	1
Total current assets	1,047	1,334
Property and equipment, at cost.	1,502	1,391
Less accumulated depreciation and amortization	(1,164)	(1,079)
Property and equipment, net	338	312
Goodwill	94	95
Debt issuance costs, net of accumulated amortization of $54 at February 2, 2013 and $74 at January 28, 2012	46	59
Deferred income taxes	13	18
Other assets	3	4
Total non-current assets	156	176
Total assets	$1,541	$1,822

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$263	$301
Accrued liabilities and other	367	389
Current portion of long-term debt	150	127
Deferred income taxes	4	1
Income taxes payable	40	19
Total current liabilities	824	837
Long-term debt	2,891	3,363
Deferred income taxes	2	11
Other long-term liabilities	83	85
Total long-term liabilities	2,976	3,459
Total liabilities	3,800	4,296
Commitments and contingencies
Stockholders’ deficit:
Common Stock, $0.10 par value, 220,000,000 shares authorized; 118,414,727 shares issued and outstanding at February 2, 2013; 118,265,885 shares issued and outstanding at January 28, 2012	12	12
Additional paid-in capital	49	48
Accumulated deficit	(2,326)	(2,540)
Accumulated other comprehensive income	6	6
Total stockholders’ deficit	(2,259)	(2,474)
Total liabilities and stockholders’ deficit	$1,541	$1,822

See accompanying Notes to Consolidated Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Fiscal Year
	2012	2011	2010

Net sales	$4,408	$4,210	$4,031
Cost of sales and occupancy expense	2,632	2,526	2,467
Gross profit	1,776	1,684	1,564
Selling, general, and administrative expense	1,135	1,098	1,059
Impairment of intangible assets	8	—	—
Related party expenses	13	13	14
Store pre-opening costs	5	4	3
Operating income	615	569	488
Interest expense	245	254	276
Refinancing costs and losses on early extinguishments of debt	33	18	53
Other (income) and expense, net	(1)	9	10
Income before income taxes	338	288	149
Provision for income taxes	124	112	46
Net income	$214	$176	$103

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	—	(1)	1
Comprehensive income	$214	$175	$104

See accompanying Notes to Consolidated Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Fiscal Year
	2012	2011	2010
Operating activities:
Net income	$214	$176	$103
Adjustments:
Depreciation and amortization	97	101	103
Share-based compensation	5	9	8
Debt issuance costs amortization	14	17	20
Accretion of long-term debt	—	35	50
Change in fair value of contingent consideration	—	(4)	—
Change in fair value of interest rate cap	—	5	12
Refinancing costs expensed and losses on early extinguishments of debt	33	18	53
Impairment of intangible assets	8	—	—
Changes in assets and liabilities:
Merchandise inventories	(25)	(14)	47
Prepaid expenses and other	(7)	(7)	(1)
Deferred income taxes	2	32	(28)
Accounts payable	(35)	38	36
Accrued interest	(10)	—	(4)
Accrued liabilities and other	(12)	5	31
Income taxes	19	(8)	16
Other long-term liabilities	(1)	10	(8)
Net cash provided by operating activities	302	413	438

Investing activities:
Business acquisition	—	—	(2)
Additions to property and equipment	(124)	(109)	(81)
Net cash used in investing activities	(124)	(109)	(83)
Financing activities:
Borrowings on restated term loan credit facility	1,640	—	—
Repayments on senior secured term loan facility	(1,996)	(50)	(228)
Borrowings on asset-based revolving credit facility	322	145	48
Payments on asset-based revolving credit facility	(321)	(145)	(48)
Issuance of senior notes due 2018	213	—	794
Repayments on senior notes due 2014	—	—	(791)
Repurchase of subordinated discount notes due 2016	(315)	(170)	—
Repurchase of senior subordinated notes due 2016	—	(7)	—
Payment of debt issuance costs	(13)	(7)	(34)
Payment of refinancing costs	(12)	—	—
Repurchase of common stock	(10)	(6)	—
Proceeds from stock options exercised	7	2	—
Payment of capital leases	(3)	—	—
Change in cash overdraft	(5)	(14)	6
Net cash used in financing activities	(493)	(252)	(253)

Net (decrease) increase in cash and equivalents	(315)	52	102
Cash and equivalents at beginning of period	371	319	217
Cash and equivalents at end of period	$56	$371	$319

Supplemental Cash Flow Information:
Cash paid for interest	$239	$201	$208
Cash paid for income taxes	$108	$86	$64
Non-cash investing activity:
Contingent consideration liability	$—	$—	$4

See accompanying Notes to Consolidated Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Years Ended February 2, 2013

(In millions except share data)

					Accumulated
			Additional		Other
	Number of	Common	Paid-in	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total
Balance at January 30, 2010	118,387,229	$12	$35	$(2,819)	$6	$(2,766)
Net income	—	—	—	103	—	103
Foreign currency translation and other	—	—	—	—	1	1
Exercise of stock options	37,848	—	—	—	—	—
Share-based compensation	—	—	8	—	—	8
Repurchase of stock	(7,569)	—	—	—	—	—
Issuance of stock	2,342	—	—	—	—	—
Balance at January 29, 2011	118,419,850	12	43	(2,716)	7	(2,654)
Net income	—	—	—	176	—	176
Foreign currency translation and other	—	—	—	—	(1)	(1)
Exercise of stock options	137,080	—	2	—	—	2
Share-based compensation	—	—	9	—	—	9
Repurchase of stock	(426,027)	—	(6)	—	—	(6)
Issuance of stock	134,982	—	—	—	—	—
Balance at January 28, 2012	118,265,885	12	48	(2,540)	6	(2,474)
Net income	—	—	—	214	—	214
Foreign currency translation and other	—	—	—	—	—	—
Exercise of stock options	430,475	—	7	—	—	7
Share-based compensation	—	—	4	—	—	4
Repurchase of stock	(416,615)	—	(10)	—	—	(10)
Issuance of stock	134,982	—	—	—	—	—
Balance at February 2, 2013	118,414,727	$12	$49	$(2,326)	$6	$(2,259)

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

Fiscal Year

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. References to fiscal year mean the year in which that fiscal year began. Fiscal 2012 ended on February 2, 2013, fiscal 2011 ended on January 28, 2012, and fiscal 2010 ended on January 29, 2011. Fiscal 2012 contained 53 weeks, while fiscal 2011 and fiscal 2010 each contained 52 weeks.

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

Foreign Currency Translation

The functional currency of our Canadian operations is the Canadian dollar. Translation adjustments result from translating our Canadian subsidiary’s financial statements into U.S. dollars. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Translation adjustments are recorded as a component of Accumulated other comprehensive income in our Consolidated Statements of Stockholders’ Deficit. Transaction gains and losses are recorded as a part of Other (income) and expense, net in our Consolidated Statements of Comprehensive Income. The cumulative translation adjustment in fiscal 2012 was $7 million, net of deferred taxes of $1 million, while in fiscal 2011, the cumulative translation adjustment was $6 million, net of deferred taxes of $5 million. In fiscal 2012, fiscal 2011, and fiscal 2010, we recorded transaction gains of $1 million, transaction losses of $4 million and transaction gains of $2 million, respectively, related to foreign currency exchange rates.

Cash and Equivalents

Cash and equivalents are comprised of cash, money market mutual funds, and short-term interest bearing securities with original maturities of three months or less and $22 million of credit card clearing accounts as of February 2, 2013 and January 28, 2012. Cash equivalents are carried at cost, which approximates fair value. We record interest income earned from our cash and equivalents as a component of other (income) and expense, net, in our financial statements. In fiscal 2012, fiscal 2011 and fiscal 2010, we had a nominal amount of interest income.

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

Vendor allowances, which primarily represent volume rebates and cooperative advertising funds, are recorded as a reduction to the cost of the merchandise inventories and a subsequent reduction in Cost of sales when the inventory is sold. We generally earn vendor allowances as a percentage of certain merchandise purchases with no minimum purchase requirements. Typically, our vendor allowance programs extend for a period of 12 months. We recognized vendor allowances of $110 million, or 2.5% of Net sales, in fiscal 2012, $115 million, or 2.7% of Net sales, in fiscal 2011, and $112 million, or 2.8% of Net sales, in fiscal 2010. During the three fiscal years ended February 2, 2013, the number of vendors from which vendor allowances were received ranged from approximately 650 to 670.

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

Capitalized Software Costs

We capitalize certain costs related to the acquisition and development of internal use software that is expected to benefit future periods. These costs are being amortized on a straight-line basis over the estimated useful life, which is generally five years. As of February 2, 2013 and January 28, 2012, we had unamortized capitalized software costs of $86 million and $74 million, respectively. These amounts are included in Property and equipment, net on the Consolidated Balance Sheets. Amortization of capitalized software costs totaled approximately $36 million, $30 million, and $14 million in fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

Goodwill

Under the provisions of Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other, we review goodwill for impairment each year in the fourth quarter, or more frequently if required. In conducting our impairment review, we elect to first perform a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) the fair values of our reporting units are less than its carrying value. Factors used in our qualitative assessment include, but are not limited to, macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, company and reporting unit specific events, and the margin between the fair value and carrying value of each reporting unit in recent valuations.

If, after assessing the totality of events or circumstances such as those described above, we determine that it is more likely than not that the fair value of our reporting unit is greater than its carrying amount, no further action is required. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we will compare each reporting unit’s carrying value to its estimated fair value, determined through estimated discounted future cash flows and market-based methodologies. If the carrying value exceeds the estimated fair value, we determine the fair value of all assets and liabilities of the reporting unit, including the implied fair value of goodwill. If the carrying value of goodwill exceeds the implied fair value, we recognize an impairment charge equal to the difference. There are assumptions and estimates underlying the determination of fair value and any resulting impairment loss. Significant changes in these assumptions, or another estimate using different, but still reasonable, assumptions could produce different results. During fiscal 2012, we recognized an impairment charge of $1 million for our online scrapbooking business (“ScrapHD”) goodwill.  See Note 8 to our Consolidated Financial Statement for further information.  During fiscal 2011 and fiscal 2010, there was no impairment charge taken on our goodwill.

Impairment of Long-Lived Assets

We evaluate long-lived assets, other than goodwill and assets with indefinite lives, for indicators of impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. Our evaluation compares the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss would be recognized during that period based on the estimated fair value of the assets. Our impairment analysis contains management assumptions about key variables including sales, growth rate, gross margin, payroll and other controllable expenses. If actual results differ from these estimates, we may be exposed to additional impairment losses that may be material.

Reserve for Closed Facilities

We maintain a reserve for future rental obligations, carrying costs, and other closing costs related to closed facilities, primarily closed and relocated stores. In accordance with ASC 420, Exit or Disposal Cost Obligations, we recognize exit costs for any store closures at the time the store is closed. Such costs are recorded within the Cost of sales and occupancy expense line item on our Consolidated Statements of Comprehensive Income.

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

The following is a detail of account activity related to closed facilities:

	Fiscal Year
	2012	2011	2010
	(In millions)
Balance at beginning of fiscal year	$9	$5	$7
Additions charged to costs and expenses	5	7	—
Payment of rental obligations and other	(6)	(3)	(2)
Balance at end of fiscal year	$8	$9	$5

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

Revenue Recognition

Revenue from sales of our merchandise is recognized when the customer takes possession of the merchandise. Revenue is presented net of point-of-sale coupons, discounts, and sales taxes collected. Sales related to custom framing are recognized when the order is picked up by the customer. We deferred 10 days of custom framing revenue at the end of fiscal 2012 and 13 days of custom framing revenue at the end of fiscal 2011 and fiscal 2010. Our deferral is an estimate based on the number of days for manufacturing, in-store assembly, and customer pick-up. As of February 2, 2013 and January 28, 2012, our deferred framing revenue was approximately $8 million and $10 million, respectively.

We allow for merchandise to be returned under most circumstances and provide a reserve for estimated returns. We use historical customer return behavior to estimate our reserve requirements. As of February 2, 2013 and January 28, 2012, our sales returns reserve was approximately $3 million.

We record a gift card liability on the date we issue the gift card to the customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. The deferred revenue associated with outstanding gift cards increased $3 million from $30 million at January 28, 2012, to $33 million at February 2, 2013. We escheat the value of unredeemed gift cards where required by law. Any remaining liabilities not subject to escheatment are evaluated to determine whether the likelihood of the gift card being redeemed is remote (gift card breakage). We recognize gift card breakage as revenue, by applying our estimate of the rate of gift card breakage over the period of estimated performance. Our estimates of the gift card breakage rate are applied to the estimated amount of gift cards that are expected to go unused, that are not subject to escheatment, and are based on customers’ historical redemption rates and patterns, which may not be indicative of future redemption rates and patterns. We recognized revenue of approximately $3 million in fiscal 2012, $1 million in fiscal 2011, and $3 million in fiscal 2010, related to such gift card balances.

Costs of Sales and Occupancy Expenses

Included in our Costs of sales are the following:

•                  purchase price of merchandise, net of vendor allowances and rebates.

•                  inbound freight, inspection costs, duties and import agent commissions.

•                  warehousing, handling, and transportation costs (including internal transfer costs such as distribution center-to-store freight costs) and purchasing and receiving costs.

•                  share-based compensation costs for those employees involved in preparing inventory for sale.

Costs of sales are included in merchandise inventories and expensed as the merchandise is sold.

Included in our occupancy expenses are the following costs which are recognized as period costs as described below:

•                  store expenses such as rent, insurance, taxes, common area maintenance, utilities, repairs and maintenance.

•                  amortization of store buildings and leasehold improvements.

•                  store closure costs.

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

Advertising expenses were $179 million, $183 million, and $172 million for fiscal 2012, 2011, and 2010, respectively.

Store Pre-Opening Costs

We expense all start-up activity costs as incurred. Rent expense incurred prior to the store opening is recorded in Cost of sales and occupancy expense on our Consolidated Statements of Comprehensive Income.

Income Taxes

We record income tax expense using the liability method for taxes and are subject to income tax in many jurisdictions, including the U.S., various states and localities, and Canada. A current tax liability or asset is recognized for the estimated taxes payable or refundable on the tax returns for the current year and a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. In evaluating our ability to realize our deferred tax asset, we considered the following sources of future taxable income:

•                  future reversals of existing taxable temporary differences.

•                  future taxable income, exclusive of reversing temporary differences and carryforwards.

•                  taxable income in prior carryback years.

•                  tax-planning strategies.

Our evaluation regarding whether a valuation allowance is required or should be adjusted also considers, among other things, the nature, frequency, and severity of recent losses, forecasts of future profitability and the duration of statutory carryforward periods. Our forecasts of future profitability represents our best estimate of these future events. After conducting this assessment, the valuation allowance recorded against our deferred tax assets was $10 million and $14 million as of February 2, 2013 and January 28, 2012, respectively. If actual results differ from estimated results or if we adjust these assumptions in the future, we may need to adjust our deferred tax assets or liabilities, which could impact our effective tax rate.

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

We report excess tax benefits as a cash inflow in the financing section of our Statement of Cash Flows and would record a tax deficiency, if any, as a cash outflow from operating activities. For fiscal 2012, fiscal 2011, and fiscal 2010, we did not have any tax benefits or tax deficiencies associated with share-based awards.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” an amendment to ASC topic 220, “Comprehensive Income.” ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which deferred the provisions in ASU 2011-05 requiring reclassification adjustments out of other comprehensive income to be presented on the face of the financial statements. The other portions of ASU 2011-05 remain unchanged. These standards, which must be applied retroactively, are effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. We adopted all requirements of these standards on January 29, 2012, the beginning of our 2012 fiscal year.

Note 2. Detail of Certain Balance Sheet Accounts

	February 2,	January 28,
	2013	2012
	(In millions)
Property and equipment:
Land and buildings	$2	$2
Fixtures and equipment	863	820
Capitalized software	264	228
Leasehold improvements	373	341
	$1,502	$1,391

Accrued liabilities and other:
Salaries, bonuses, and other payroll-related costs	$94	$110
Insurance liabilities	71	67
Accrued interest	33	43
Taxes, other than income and payroll	51	64
Gift certificate and gift card liability	33	30
Other	85	75
	$367	$389

Note 3. Debt

Our debt consisted of the following for fiscal 2012 and fiscal 2011:

	Interest Rate	Fiscal 2012	Fiscal 2011
		(In millions)
Senior secured term loan	Variable	$1,640	$1,996
Senior notes	7.750%	1,007	795
Senior subordinated notes	11.375%	393	393
Subordinated discount notes	13.000%	—	306
Asset-based revolving
credit facility	Variable	1	—
Total debt		3,041	3,490

Less current portion		150	127

Long-term debt		$2,891	$3,363

We capitalized $100 million of costs, net of write-offs, related to our issuance of various debt instruments. We amortize these deferred financing costs using the straight-line method, which produces results materially consistent with the effective interest method, over the lives of the respective debt agreements (which range from five to ten years) and record the amortization to interest expense. Our expected amortization expense pertaining to the deferred financing costs for each of the next five fiscal years and thereafter is as follows:

	2013	2014	2015	2016	2017	Thereafter
Amortization expense	$9	$9	$9	$9	$7	$3

The aggregate amounts of scheduled maturities of our debt for the next five years and thereafter are as follows:

Fiscal Year	Amount
(In millions)
2013	150
2014	16
2015	17
2016	272
2017	16
Thereafter	2,562
Total debt payments	3,033
Plus unrealized premium amortization	12
Less unrealized discount accretion	(4)
Total debt balance as of February 2, 2013	$3,041

As of February 2, 2013 and January 28, 2012, the weighted average interest rate of the Current portion of our long-term debt was 10.69% and 13.00%, respectively.

Restated Term Loan Credit Facility

On October 31, 2006, we executed a $2.4 billion senior secured term loan facility (the “Senior Secured Term Loan Facility”) with Deutsche Bank Securities Inc., and other lenders. The full amount was borrowed on October 31, 2006, with the balance payable on October 31, 2013. On November 5, 2009, and December 15, 2011, we amended the Senior Secured Term Loan Facility to extend $1.0 billion and $619 million, respectively, of existing term loans (the “B-2 Term Loans” and “B-3 Term Loans”, respectively) to July 31, 2016, with the remaining $501 million of existing term loans (the “B-1 Term Loans”) keeping the original maturity date of October 31, 2013.

During fiscal 2012, we prepaid the remaining $501 million of our B-1 Term Loans. In accordance with ASC 470, Debt, we recorded a loss on early extinguishment of debt of approximately $2 million to write off debt issuance costs associated with the prepayment of B-1 Term Loans.

On January 28, 2013, we entered into an amended and restated credit agreement (the “Amended Credit Agreement”) to amend various terms of our Senior Secured Term Loan Facility, as amended.  The Amended Credit Agreement, together with related security, guarantee and other agreements, is referred to as the “Restated Term Loan Credit Facility.”

The Restated Term Loan Credit Facility provides for senior secured financing of $1,640 million.  The Company has the right under the Restated Term Loan Credit Facility to request additional term loans in an aggregate amount of up to (a) $500 million and (b) at the Company’s option, an amount of term loans so long as the Company’s Consolidated Secured Debt Ratio (as defined in the Amended Credit Agreement) is no more than 3.25 to 1.00 on a pro forma basis as of the last day of the most recently-ended four fiscal quarter-period for which internal financial statements are available.  The lenders under the Restated Term Loan Credit Facility will not be under any obligation to provide any such additional term loans, and the incurrence of any additional term loans is subject to customary conditions precedent.

Borrowings under the Restated Term Loan Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Deutsche Bank, (2) the federal funds effective rate plus 1/2 of 1% and (3) LIBOR, subject to certain adjustments, plus 1%, or (b) LIBOR, subject to certain adjustments, in each case plus an applicable margin. The applicable margin is 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR borrowings.  In addition, the applicable margin is subject to a 0.25% decrease based on the Company’s Consolidated Secured Debt Ratio.

The Restated Term Loan Credit Facility requires the Company to prepay outstanding term loans with (x) 100% of the net proceeds of any debt issued by the Company or its subsidiaries (with exceptions for certain debt permitted to be incurred under the Restated Term Loan Credit Facility) and (y) 50% (which percentage will be reduced to 25% if the Company’s Consolidated Total Leverage Ratio (as defined in the Amended Credit Agreement) is less than 6.00:1.00 and will be reduced to 0% if the Company’s Consolidated Total Leverage Ratio is less than 5.00:1.00) of the Company’s annual Excess Cash Flow (as defined in the Amended Credit Agreement).

The Company must offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales or casualty events under certain circumstances.

The Company may voluntarily prepay outstanding loans under the Restated Term Loan Credit Facility at any time without premium or penalty other than in the case of a Repricing Transaction (as defined in the Amended Credit Agreement) occurring prior to the first anniversary of the closing date, in which case a 1% prepayment fee would apply, and customary “breakage” costs with respect to LIBOR loans.

The Company is required to make scheduled quarterly payments, each equal to 0.25% of the original principal amount of the term loans, subject to adjustments relating to the incurrence of additional term loans under the Restated Term Loan Credit Facility, for the first six years and three quarters, with the balance paid on January 28, 2020 (the “Maturity Date”); provided, however, that the Maturity Date of the term loans will automatically become July 28, 2018, if as of July 28, 2018, (i) the Consolidated Secured Debt Ratio is greater than 3.25:1.00 and (ii) the then aggregate outstanding principal amount of the Company’s  2018 Senior Notes (and certain refinancings thereof requiring principal payments prior to April 28, 2020) exceeds $250 million.

The Restated Term Loan Credit Facility modified certain covenant baskets.  In addition, the Restated Term Loan Credit Facility contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default (including change of control and cross-default to material indebtedness). As of February 2, 2013, we were in compliance with all covenants.

In accordance with ASC 470, we recorded $12 million of refinancing costs related to the Restated Term Loan Credit Facility. We also recorded a loss on early extinguishment of debt of approximately $6 million to write off debt issuance costs associated with the Senior Secured Term Loan Facility, with the remaining $9 million of unamortized debt issuance costs being amortized over the revised life of the Restated Term Loan Credit Facility through July 28, 2018. In addition, we capitalized $5 million in debt issuance costs associated with the execution of the Restated Term Loan Credit Facility that is being amortized as interest expense over the life of the Restated Term Loan Credit Facility.

7 3/4% Senior Notes due 2018

On October 21, 2010, we issued $800 million aggregate principal amount of 7 3/4% Senior Notes that mature on November 1, 2018 (the “2018 Senior Notes”) at a discounted price of 99.262% of face value, resulting in an effective interest rate of 7 7/8%. Interest is payable semi-annually in arrears on each May 1 and November 1, commencing on May 1, 2011. The 2018 Senior Notes are guaranteed, jointly and severally, fully and unconditionally, on an unsecured senior basis, by each of our subsidiaries that guarantee indebtedness under our Restated Revolving Credit Facility and Restated Term Loan Facility (the “Senior Secured Credit Facilities”).

On September 27, 2012, we issued an additional $200 million aggregate principal amount (the “Additional Senior Notes” and, together with the 2018 Senior Notes, the “Senior Notes”) of our 2018 Senior Notes under the Indenture, dated as of October 21, 2010 (the “Indenture”), by and among the Company, the guarantors party thereto (“Guarantors”) and Law Debenture Trust Company of New York, as trustee (“Trustee”), as amended on the date of such issuance by a supplemental indenture, dated as of September 27, 2012, by and among the Company, the Guarantors and the Trustee.  The Additional Senior Notes were issued at a premium of 106.25% of face value, resulting in an effective interest rate of 6½%. The Additional Senior Notes form a single class with the 2018 Senior Notes previously issued under the Indenture and have terms that are identical to the previously issued 2018 Senior Notes, except that interest on the Additional Senior Notes accrues from and including May 1, 2012, and the Additional Senior Notes are subject to the Registration Rights Agreement described below.

On September 27, 2012, we entered into a registration rights agreement with the initial purchasers of the Additional Senior Notes with respect to the Additional Senior Notes (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, we were required to file, and did initially file on November 16, 2012, an exchange offer registration statement, as amended (the “Exchange Offer Registration Statement”), enabling holders to exchange the Additional Senior Notes for registered notes with terms identical in all material respects to the terms of the Additional Senior Notes, except the registered notes would be freely tradable. We also agreed to use our reasonable best efforts to have the Exchange Offer Registration Statement declared effective by the Securities and Exchange Commission (the “SEC”) no later than 360 days after the date of the issuance of the Additional Senior Notes. On December 5, 2012, the Exchange Offer Registration Statement was declared effective by the SEC. We completed the exchange offer on January 18, 2013.

The Senior Notes and the guarantees thereof are our and the guarantors’ unsecured senior obligations and (i) rank senior in right of payment to all of our and the guarantors’ existing and future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the Senior Notes (including the Senior Subordinated Notes and the Subordinated Discount Notes, as defined and described below); (ii) rank equally in right of payment to all of our and the guarantors’ existing and future debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the Senior Notes; (iii) are effectively subordinated in right of payment to all of our and the guarantors’ existing and future secured debt (including obligations under the Senior Secured Credit Facilities), to the extent of the value of the assets securing such debt; and (iv) are structurally subordinated to all obligations of our subsidiaries that are not guarantors of the Senior Notes.

At any time prior to November 1, 2014, we may redeem all or a part of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus the Applicable Premium (as defined in the indenture governing the Senior Notes (the “Senior Indenture”)) and accrued and unpaid interest and Additional Interest (as defined in the 2018 Senior Indenture), if any, to the date of redemption, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date. On and after November 1, 2014, the Company may redeem the Senior Notes, in whole or in part, upon notice, at the redemption prices (expressed as percentages of principal amount of the Senior Notes to be redeemed) set forth below, plus accrued and unpaid interest thereon and Additional Interest, if any, to the applicable date of redemption if redeemed during the twelve-month period beginning on November 1 of each of the years indicated below:

Year	Percentage
2014	103.875%
2015	101.938%
2016 and thereafter	100.000%

In addition, until November 1, 2013, we may, at our option, on one or more occasions redeem up to 35% of the aggregate principal amount of the Senior Notes (including the aggregate principal amount of the Senior Notes issued after the issue date) at a redemption price equal to 107.750% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon and Additional Interest, if any, to the applicable date of redemption, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of one or more Equity Offerings (as defined in the Senior Indenture); provided that at least 50% of the sum of the aggregate principal amount of the Senior Notes originally issued under the Senior Indenture and any Senior Notes that are issued under the Senior Indenture after the issue date remains outstanding immediately after the occurrence of each such redemption; and provided further that each such redemption occurs within 90 days of the date of closing of each such Equity Offering.

Upon a change in control we are required to offer to purchase all of the Senior Notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest.

The Senior Indenture contains covenants limiting, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries to:

•                  incur additional debt.

•                  pay dividends or distributions on the Company’s capital stock or repurchase the Company’s capital stock.

•                  issue stock of subsidiaries.

•                  make certain investments.

•                  create liens on the Company’s assets to secure debt.

•                  enter into transactions with affiliates.

•                  merge or consolidate with another company.

•                  sell or otherwise transfer assets.

The Senior Indenture also provides for events of default, which, if certain of them occur, would permit the trustee under the Senior Indenture or holders of at least 25% in principal amount of the then outstanding Senior Notes to declare the principal, premium, if any, interest and any other monetary obligations on all the then outstanding Senior Notes to be due and payable immediately.

In accordance with ASC 470, we are amortizing $19 million in debt issuance costs, including $4 million capitalized in fiscal 2012, as interest expense over the life of the 2018 Senior Notes.

11 3/8% Senior Subordinated Notes due 2016

On October 31, 2006, we issued $400 million in principal amount of 11 3/8% Senior Subordinated Notes due November 1, 2016 (the “Senior Subordinated Notes”). Interest is payable semi-annually in arrears on each May 1 and November 1, commencing on May 1, 2007. The Senior Subordinated Notes are guaranteed, jointly and severally, fully and unconditionally, on an unsecured senior subordinated basis, by each of our subsidiaries that guarantee indebtedness under our Senior Secured Credit Facilities.

The Senior Subordinated Notes and the guarantees thereof are our and the guarantors’ unsecured senior subordinated obligations and (i) are subordinated in right of payment to all of our and the guarantors’ existing and future senior debt, including the Senior Secured Credit Facilities and the Senior Notes; (ii) rank equally in right of payment to all of our and the guarantors’ future senior subordinated debt; (iii) are effectively subordinated to all of our and the guarantors’ existing and future secured debt (including the Senior Secured Credit Facilities) to the extent of the value of the assets securing such debt; and (iv) rank senior in right of payment to all of our and the guarantors’ existing and future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the Senior Subordinated Notes, including the Subordinated Discount Notes.

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

Upon a change in control, we are required to offer to purchase all of the Senior Subordinated Notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest. The indenture governing the Senior Subordinated Notes contains restrictive covenants and events of default substantially similar to those of the Senior Notes described above.

On January 28, 2013, we delivered to the holders of our outstanding Senior Subordinated Notes an irrevocable notice of redemption of $137 million in aggregate principal amount of Senior Subordinated Notes. Subsequent to the end of the period, on February 27, 2013, we redeemed the $137 million of Senior Subordinated Notes at a redemption price equal to 103.792%.  In accordance with ASC 470, we will record a loss on early extinguishment of debt of approximately $7 million related to the redemption of our Senior Subordinated Notes. The $7 million loss is comprised of a $5 million redemption premium and $2 million to write off related debt issuance costs.

13% Subordinated Discount Notes due 2016

On October 31, 2006, we issued $469 million in principal amount at maturity of 13% Subordinated Discount Notes due on November 1, 2016 (“the Subordinated Discount Notes” and together with the Senior Notes and the Senior Subordinated Notes, the “Notes”). No cash interest was payable on the Subordinated Discount Notes prior to November 1, 2011. Beginning on November 1, 2011, cash interest accrues and is payable semi-annually in arrears on each May 1 and November 1 (the first cash interest payment date is May 1, 2012). The Subordinated Discount Notes are guaranteed, jointly and severally, fully and unconditionally, on an unsecured subordinated basis, by each of our subsidiaries that guarantee indebtedness under our Senior Secured Credit Facilities.

The Subordinated Discount Notes and the guarantees thereof are our and the guarantors’ unsecured subordinated obligations and (i) are subordinated in right of payment to all of our and the guarantors’ existing and future senior debt (including the Senior

Secured Credit Facilities, the Senior Notes and the Senior Subordinated Notes); and (ii) are effectively subordinated to all of our and the guarantors’ secured debt (including the Senior Secured Credit Facilities) to the extent of the value of the assets securing such debt.

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

Year	Percentage
2012	104.333%
2013	102.167%
2014 and thereafter	100.000%

Beginning on November 1, 2011, cash interest began accruing on the Subordinated Discount Notes and was payable semi-annually in arrears on each May 1 and November 1 (the first cash interest payment was May 1, 2012). On May 1, 2012, as required pursuant to the indenture (“Subordinated Discount Notes Indenture”) governing our Subordinated Discount Notes, we redeemed that portion of each Subordinated Discount Note outstanding on such date equal to the amount sufficient, but not in excess of the amount necessary, to ensure that such Subordinated Discount Note will not be an applicable high yield discount obligation (“AHYDO”) within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended (the “AHYDO Amount”).  These redemptions were at a price equal to 100% of the Accreted Value (as defined in the Subordinated Discount Notes Indenture) of such portion as of the date of redemption. The aggregate payment of $127 million made on May 1, 2012, was required to ensure the Subordinated Discount Notes would not be AHYDO instruments.

On October 1, 2012, we delivered to the holders of our outstanding Subordinated Discount Notes an irrevocable notice of redemption relating to the redemption of all of our outstanding Subordinated Discount Notes. On November 1, 2012, we redeemed a portion of the Subordinated Discount Notes equal to the AHYDO Amount (as defined in the Subordinated Discount Notes Indenture) at a redemption price equal to 100% and the remaining Subordinated Discount Notes at a redemption price equal to 104.333%.  In accordance with ASC 470, we recorded a loss on early extinguishment of debt of approximately $11 million related to the redemption of our Subordinated Discount Notes. The $11 million loss is comprised of an $8 million redemption premium and $3 million to write off related debt issuance costs.

Restated Revolving Credit Facility

On February 18, 2010, we entered into an agreement to amend and restate various terms of the then existing asset-based Revolving Credit Facility, dated as of October 31, 2006 (as so amended and restated, the “senior secured asset-based Revolving Credit Facility”). On September 17, 2012, we entered into a second amended and restated credit agreement (the “Restated Credit Agreement”) to amend various terms of our senior secured asset-based Revolving Credit Facility. The Restated Credit Agreement, together with related security, guarantee and other agreements, is referred to as the “Restated Revolving Credit Facility”.

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

Borrowings under the Restated Revolving Credit Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Wells Fargo, (2) the federal funds effective rate plus 0.50% and (3) LIBOR subject to certain adjustments plus 1.00% or (b)  LIBOR subject to certain adjustments, in each case plus an applicable margin. The initial applicable margin is (a) 0.75% for prime rate borrowings and 1.75% for LIBOR borrowings. The applicable margin is subject to adjustment each fiscal quarter based on the excess availability under the Restated Revolving Credit Facility. Same-day borrowings bear interest at the base rate plus the applicable margin.

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

If, at any time, the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Restated Revolving Credit Facility exceeds the lesser of (i) the commitment amount and (ii) the borrowing base (the “Loan Cap”), we will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If excess availability under the Restated Revolving Credit Facility is less than (i) 12.5% of the Loan Cap for five consecutive business days, or (ii) $65 million at any time, or if certain events of default have occurred, we will be required to repay outstanding loans and cash collateralize letters of credit with the cash we are required to deposit daily in a collection account maintained with the agent under the Restated Revolving Credit Facility. Excess availability under the Restated Revolving Credit Facility means the lesser of the Loan Cap minus the outstanding credit extensions. We may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty other than customary breakage costs with respect to LIBOR loans. There is no scheduled amortization under the Restated Revolving Credit Facility; the principal amount of the loans outstanding is due and payable in full on the ABL Maturity Date.

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

In accordance with ASC 470, we recorded a loss on early extinguishment of debt in fiscal 2012 of approximately $2 million to write off debt issuance costs related to the Restated Revolving Credit Facility, with the remaining $7 million of unamortized debt issuance costs being amortized over the revised life. In addition, we capitalized $4 million of debt issuance costs in fiscal 2012 associated with the execution of the Restated Revolving Credit Facility that is being amortized as interest expense over the life of the Restated Revolving Credit Facility.

As of February 2, 2013 and January 28, 2012, the borrowing base was $650 million and $670 million, respectively, of which we had availability of $587 million and $615 million, respectively. Borrowing capacity is available for letters of credit and borrowings on same-day notice. Outstanding letters of credit as of February 2, 2013 totaled $70 million, of which $62 million relate to standby letters of credit.

10% Senior Notes due 2014

During fiscal 2010, we commenced a tender offer and consent solicitation related to 10% Senior Notes due 2014 (“2014 Senior Notes”), which resulted in the redemption of all remaining outstanding 2014 Senior Notes. The redemption price was equal to 105.5% for approximately $659 million of 2014 Senior Notes with the remaining $91 million redeemed at a price equal to 105%. In accordance with ASC 470 we recorded a loss of $53 million related to the early extinguishment of our 2014 Senior Notes. The $53 million loss is comprised of $41 million tender and call premiums and the write-off of $12 million for the remaining unamortized debt issuance costs.

Note 4. Comprehensive Income

Accumulated other comprehensive income, net of tax, is reflected in the Consolidated Balance Sheets as follows:

Foreign Currency Translation & Other
(In millions)
Balance at January 30, 2010	$6
Foreign currency translation adjustment	1
Balance at January 29, 2011	7
Foreign currency translation adjustment	(1)
Balance at January 28, 2012	6
Foreign currency translation adjustment	—
Balance at February 2, 2013	$6

Note 5. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities as of the respective year-end balance sheets are as follows:

	Deferred Tax Asset (Liability)
	February 2, 2013		January 28, 2012
	Current	Noncurrent	Current	Noncurrent
	(In millions)
Net operating loss, general business credit, foreign tax credit and alternative minimum tax credit carryforwards	$—	$10	$—	$14
Merchandise inventories	(12)	—	(9)	—
Accrued expenses	13	1	12	1
State income taxes	(1)	3	1	3
Vacation accrual	7	—	7	—
Share-based compensation	—	12	—	14
Deferred rent	2	14	—	16
Other deferred tax assets	4	3	6	4
State valuation allowance	—	(10)	—	(14)
Bonus accrual	—	3	6	—
Gift cards	4	—	4	—
Property and equipment	—	(29)	—	(33)
Foreign taxes	1	—	—	—
Workers’ compensation	19	—	17	—
Cancellation of debt income	—	(39)	—	(39)
Original issue discount related to cancellation of debt income	—	41	—	41
Other deferred tax liabilities	(4)	2	(3)	—
	$33	$11	$41	$7
Net deferred tax assets		$44		$48

The federal, state and international income tax provision is as follows:

	Fiscal Year
	2012	2011	2010
	(In millions)
Federal:
Current	$94	$47	$45
Deferred	(1)	28	(21)
Total federal income tax provision	93	75	24

State:
Current	10	13	9
Deferred	2	2	(4)
Total state income tax provision	12	15	5

International:
Current	20	22	17
Deferred	(1)	—	—
Total international income tax provision	19	22	17

Total income tax provision	$124	$112	$46

The reconciliation between the actual income tax provision and the income tax provision calculated by applying the federal statutory tax rate is as follows:

	Fiscal Year
	2012	2011	2010
	(In millions)
Income tax provision at statutory rate	$118	$101	$52
State income taxes, net of federal income tax effect	8	9	2
Federal tax credits	—	(2)	(2)
Unrecognized tax benefits	(1)	1	(4)
State valuation allowance	—	1	1
Other	(1)	2	(3)
Total income tax provision	$124	$112	$46

At February 2, 2013, we had state net operating loss carryforwards to reduce future taxable income of approximately $10 million, net of federal tax benefits, expiring at various dates between fiscal 2013 and fiscal 2032. The valuation allowance related to state net operating loss carryforwards was decreased to $10 million in fiscal 2012 due to the expiration of state net operating losses, and offsets to increased unrecognized tax benefits (liabilities). We believe it is more likely than not that we will be unable to realize these amounts.

Uncertain Tax Positions

We operate in a number of tax jurisdictions and are subject to examination of our income tax returns by tax authorities in those jurisdictions who may challenge any item on these tax returns. Because the tax matters challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain.

In accordance with ASC 740, Income Taxes, we recognize the benefits of uncertain tax positions in our financial statements only after determining a more likely than not probability that the uncertain tax positions will be sustained. A reconciliation of unrecognized tax benefits from the end of fiscal year 2011 through the end of fiscal 2012 is as follows:

Fiscal Year
2012
(In millions)
Balance at January 28, 2012	$11
Additions based on tax positions related to the current year	1
Additions for tax positions related to prior years	1
Reductions for expiration of statute of limitations	(3)
Settlements with taxing authorities	(3)
Balance at February 2, 2013	$7

In fiscal 2012, we released $7 million of valuation allowance against certain state net operating loss carryforwards to offset an increase of $7 million unrecognized tax benefit (liability) recorded as part of our deferred tax assets (liabilities).  These unrecognized tax benefits are associated with the tax positions taken in the tax years that resulted in the net operating loss carry-forwards.

Included in the balance of unrecognized tax benefits at February 2, 2013, is $6 million in unrecognized tax benefits, the recognition of which would have an affect on the effective tax rate. This amount differs from the gross unrecognized tax benefits presented in the table above due to the increase in U.S. federal income taxes which would occur upon recognition of penalties and interest from uncertain tax positions, offset by the state tax benefits included therein.

Our policy is to classify all income tax related interest and penalties as income tax expense. During the year ended     February 2, 2013, we recognized a benefit of $2 million in income tax interest and penalties. As of February 2, 2013, our accrual for potential payments of interest and penalties was $2 million.

We identified our federal return, Canadian tax return, and state returns in California, Florida, Illinois, Michigan, New York, North Carolina, Pennsylvania, and Texas as “major” jurisdictions. The periods subject to examination for our federal return are fiscal 2009 to present, fiscal 2007 to present for our Canadian returns, and fiscal 2006 to present for all major state tax returns. The pretax income from foreign operations for fiscal 2012, fiscal 2011, and fiscal 2010 was $52 million, $51 million, and $52 million, respectively.

Note 6. Share-Based Compensation

The 2006 Equity Incentive Plan (“2006 Plan”) provides for the grant of share-based awards exercisable for up to 14.2 million shares of common stock. Generally, awards vest ratably over five years and expire eight years from the grant date. We  issue new shares of our common stock to satisfy share issuance upon option exercises. Share-based compensation expense was $5 million for fiscal 2012, $9 million for fiscal 2011 and $8 million for fiscal 2010.

The fair value for options granted under ASC 718, Stock Compensation, was estimated at the date of grant using the Black-Scholes option valuation model. The following assumptions were used to estimate the fair value of options granted during the year ended February 2, 2013:

	Fiscal Year
Assumptions (1)	2012	2011	2010
Risk-free interest rates (2)	0.7% - 1.0%	1.1% - 1.6%	1.5% - 2.5%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility rates of our common stock (3)	38.2% - 38.8%	39.5% - 44.5%	39.4% - 41.5%
Expected life of options (in years) (4)	5.0	5.0	5.0 - 8.0
Weighted average fair value of options granted (5)	$8.53	$5.98	$4.52

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

(5)                                 The Company’s 2012, 2011 and 2010 common stock valuations relied on projections of our future performance, estimates of our weighted average cost of capital, and metrics based on the performance of a peer group of similar companies, including valuation multiples and stock price volatility. The fair value of equity per share utilized in our calculation ranged from $24.09 to $25.08 in fiscal 2012, $15.22 to $17.95 in fiscal 2011, and $11.55 to $14.47 in fiscal 2010.

As of February 2, 2013, there were 9.1 million stock option awards outstanding. In addition, as of February 2, 2013, there were a total of 339,263 shares of restricted stock outstanding, of which 311,659 are vested. Under the 2006 Plan, there are 4.1 million shares of common stock remaining available for grant. The table below sets forth a summary of stock option activity for the year ended February 2, 2013.

	Number of Shares (In millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)

Outstanding at January 28, 2012	10.6	$15.52
Granted	0.3	24.68
Exercised	(0.4)	16.17
Cancelled/Forfeited	(1.4)	15.48
Outstanding at February 2, 2013	9.1	$15.86	4.6	$101
Vested and Exercisable at February 2, 2013	5.9	$15.58	4.1	$67

The total fair value of options that vested during fiscal 2012, fiscal 2011, and fiscal 2010 was $4 million, $3 million and $2 million, respectively. The intrinsic value for options that vested during 2012, fiscal 2011 and fiscal 2010 was $22 million, $17 million and $5 million, respectively. The intrinsic value for options exercised was $5 million in fiscal 2012 and less than $1 million in fiscal 2011 and fiscal 2010. As of the beginning of fiscal 2012, there were 6.1 million nonvested options with a weighted average grant date fair value of $2.23 per share. As of the end of fiscal 2012, there were 3.2 million nonvested options with a weighted average grant date fair value of $3.24 per share. During fiscal 2012, there were 1.9 million options that vested and 1.4 million options that were cancelled with a weighted-average grant date fair value of $2.12 and $1.92 per share, respectively.

As of February 2, 2013, compensation cost not yet recognized related to nonvested awards totaled $10 million and is expected to be recognized over a weighted average period of 2.4 years. To the extent the actual forfeiture rate is different from what we have anticipated, share-based compensation related to these awards will be different from our expectations.

Note 7. Derivative Instruments

We are exposed to fluctuations in interest rates on our Restated Term Loan Credit Facility. During the first quarter of fiscal 2009, we purchased an interest rate derivative with the objective to cap our exposure to interest rate increases on our senior secured term loan facility that result from fluctuations in the three-month LIBOR (the “cap”). The cap limits our interest exposure on a notional value of $2.0 billion to the lesser of the three-month LIBOR rate or 7.0%. The term of the cap extends to the first quarter of fiscal 2015. The interest rate cap does not qualify for cash flow hedge accounting under ASC 815, Derivatives and Hedging. The fair value of the cap as of February 2, 2013 and January 28, 2012 was immaterial and is included in Other assets on the Consolidated Balance Sheets.  The change in fair value of the cap for the years resulted in an immaterial loss in fiscal 2012, a loss of $5 million in fiscal 2011 and a loss of $12 million in fiscal 2010. These amounts are recorded in Other (income) and expense, net in the Consolidated Statements of Comprehensive Income.

Note 8. Fair Value Measurements

As defined in ASC 820, Fair Value Measurements, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level valuation hierarchy for fair value measurements. These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect less transparent active market data, as well as internal assumptions. These two types of inputs create the following fair value hierarchy:

•                  Level 1—Quoted prices for identical instruments in active markets

•                  Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable and

•                  Level 3—Instruments with significant unobservable inputs

In fiscal 2009, we purchased an interest rate derivative with the objective to cap our exposure to interest rate increases on our senior secured term loan facility that result from fluctuations in the three-month LIBOR. The interest rate cap is measured using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair value of the interest rate cap is determined using the market methodology of discounting the future expected variable cash receipts that would occur if variable interest rates rise above the strike rate of the cap. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These factors are considered Level 2 inputs within the fair value hierarchy. As of February 2, 2013, the fair value of the cap was immaterial. See Note 7 for additional information on our derivative instruments.

In 2010, the Company acquired Scrap HD, an online scrapbooking business.  In connection with the acquisition, there was a contingent cash obligation based on operating performance through fiscal 2012.  As a result of negative operating results, we estimated the fair value of ScrapHD to be zero as of February 2, 2013, which resulted in a reduction in the fair value of our contingent consideration liability from an immaterial amount as of January 28, 2012 to zero as of February 2, 2013. The minimal gain from the change in the fair value of the contingent consideration is recorded in Selling, general, and administrative expense on the Consolidated Statements of Comprehensive Income. Due to the previously discussed factors, we recorded an impairment charge in fiscal 2012 of $7 million for long-lived assets associated with our online scrapbooking business and a goodwill impairment charge of $1 million, which represents the carrying amount of ScrapHD’s goodwill.

Long-lived assets held for use consists of our stores tested for impairment as a result of our impairment review, as more fully described in Note 1. The inputs used to measure the fair value of these long-lived are considered Level 3 inputs within the fair value hierarchy. As a result of our impairment review, we did not record an impairment charge in fiscal 2012, and recorded less than $1 million in impairment charges in fiscal 2011 and fiscal 2010.

We have also performed the required impairment review related to goodwill, as more fully described in Note 1, for our Michaels reporting unit. Based on our review at February 2, 2013, we do not believe it is more likely than not that the carrying amount of our Michaels reporting unit exceeds its fair value.

The table below provides the carrying and fair values of our senior secured term loan and notes as of February 2, 2013. The fair value of our senior secured term loan was determined based on quoted market prices which are considered Level 2 inputs within the fair value hierarchy. The fair value of our notes was determined based on recent trades which are considered Level 1 inputs within the fair value hierarchy.

	Carrying Value	Fair Value
	(In millions)
Senior secured term loan	$1,640	$1,655
Senior notes	1,007	1,101
Senior subordinated notes	393	412

Note 9. Retirement Plans

We sponsor a 401(k) Savings Plan for our eligible employees and certain of our subsidiaries. Participation in the 401(k) Savings Plan is voluntary and available to any employee who is 21 years of age and has completed 500 hours of service in a six-month eligibility period. Participants may elect to contribute up to 80% of their compensation on a pre-tax basis and up to 10% on an after-tax basis. In accordance with the provisions of the 401(k) Savings Plan, we make a matching cash contribution to the account of each participant in an amount equal to 50% of the participant’s pre-tax contributions that do not exceed 6% of the participant’s considered compensation for the year. Matching contributions, and the actual earnings thereon, vest to the participants based on years of service, with 100% vesting after three years. Our matching contribution expense, net of forfeitures, was $4 million in fiscal 2012 and fiscal 2011 and $3 million in fiscal 2010.

Note 10. Commitments and Contingencies

Commitments

We operate stores and use distribution centers, office facilities, and equipment that are generally leased under non-cancelable operating leases, the majority of which provide for renewal options. Future minimum annual rental commitments for all non-cancelable operating leases as of February 2, 2013 are as follows (in millions):

For the fiscal year:	Operating Leases
2013	$377
2014	330
2015	272
2016	221
2017	165
Thereafter	366
Total minimum rental commitments	$1,731

Rent expense applicable to non-cancelable operating leases was $355 million, $345 million, and $327 million, in fiscal 2012, 2011, and 2010, respectively.

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

Ragano Claim

On July 11, 2011, the Company was served with a lawsuit filed in the California Superior Court in and for the County of San Mateo by Anita Ragano, as a purported class action proceeding on behalf of herself and all current and former hourly retail employees employed by Michaels stores in California. We removed the matter to the U.S. District Court for the Northern District of California on August 9, 2011. The complaint was subsequently amended to add an additional named plaintiff, Terri McDonald. The lawsuit alleges that Michaels stores failed to pay all wages and overtime, failed to provide its hourly employees with adequate meal and rest breaks (or compensation in lieu thereof), failed to timely pay final wages, unlawfully withheld wages and failed to provide accurate wage statements and further alleges that the foregoing conduct was in breach of various laws, including California’s unfair competition law. The plaintiffs seek injunctive relief, compensatory damages, meal and rest break penalties, waiting time penalties, interest, and attorneys’ fees and costs. On August 10, 2012, we reached a tentative class-wide settlement with plaintiffs and the Court granted preliminary approval on October 26, 2012. A final approval hearing is scheduled for April 5, 2013.  The settlement, if approval is granted, will not have a material effect on our consolidated financial statements, and was accrued as of February 2, 2013.

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

Tijero and Godfrey Consolidated Claim

On February 12, 2010, the Company and its wholly owned subsidiary, Aaron Brothers, was served with a lawsuit filed in the California Superior Court in and for the County of Alameda by Jose Tijero, a former assistant manager for Aaron Brothers, as a purported class action proceeding on behalf of himself and all current and former hourly retail employees employed by Aaron Brothers in California. On July 12, 2010, Aaron Brothers was served with a lawsuit filed in the California Superior Court in and for the County of Orange by Amanda Godfrey, a former Aaron Brothers’ hourly employee alleging similar allegations as in the Tijero suit. On October 15, 2010, the cases were consolidated against Aaron Brothers and re-filed in the U.S. District Court—Northern District of California. These suits allege that Aaron Brothers failed to pay all wages and overtime, failed to provide its hourly employees with adequate meal and rest breaks (or compensation in lieu thereof), failed to timely pay final wages, unlawfully withheld wages and failed to provide accurate wage statements and further alleges that the foregoing conduct was in breach of various laws, including California’s unfair competition law. The plaintiff seeks injunctive relief, compensatory damages, meal and rest break penalties, waiting time penalties, interest, and attorneys’ fees and costs. On April 4, 2012, we reached a class-wide settlement with plaintiffs that is subject to the Court’s approval.  The Court has denied the approval of the settlement, without prejudice, however, a renewed motion seeking approval of the settlement has been filed.  The settlement, if approved, will not have a material effect on our consolidated financial statements, and was accrued as of February 2, 2013.

Irene Barreras Claim

On July 24, 2012, Irene Barreras, a former employee, filed a purported class action proceeding against Michaels Stores, Inc. in the Superior Court of the State of California for the County of Alameda (“Alameda Superior Court”), alleging unfair business competition and unjust enrichment, wrongful termination, disability discrimination, failure to prevent discrimination, failure to engage in the interactive process, and failure to accommodate mental or physical disabilities.  The suit is brought on Ms. Barreras’ behalf and on behalf of a class of all retail store employees who were terminated from July 24, 2008 to the present, allegedly due to Michaels refusal to engage in the interactive process with, or provide accommodations to, the terminated employees who did not meet the qualifications for medical leaves.   The plaintiff seeks injunctive relief, compensatory damages, punitive damages, consequential damages, general damages, interest, attorneys’ fees and costs.  On August 24, 2012, we removed the case to the United States District Court, Northern District of California. Plaintiffs’ deadline to file its Motion for Class Certification is September 25, 2013.We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We do not believe the resolution of the lawsuit will have a material effect on our consolidated financial statements.

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

Also, relying in part on the California Supreme Court decision, an additional purported class action lawsuit was filed on May 20, 2011 against the Company: Melissa Tyler v. Michaels Stores, Inc. in the U.S. District Court-District of Massachusetts, alleging violation of a similar Massachusetts statute regarding the collection of personally identifiable information in connection with a credit card transaction. A hearing was held on October 20, 2011 on our Motion to Dismiss the claims. On January 6, 2012, the Court granted our Motion to Dismiss. The Court thereafter certified questions of law to the Massachusetts Supreme Judicial Court regarding the interpretation of the Statute. On March 11, 2013, the District Court’s dismissal of the action was reversed and it was remanded back to the District Court for further proceedings.

We intend to vigorously defend each of these zip code claim cases and we are unable, at this time, to estimate a range of loss, if any.

Pricing and Promotion

On April 30, 2012, William J. Henry, a consumer, filed a purported class action proceeding against Michaels Stores, Inc. in the Court of Common Pleas, Lake County, Ohio, on behalf of himself and all similarly-situated Ohio consumers who purchased framing products and/or services from Michaels during weeks where Michaels was advertising a discount for framing products and/or services. The lawsuit alleges that Michaels advertised discounts on its framing products and/or services without actually providing a discount to its customers. The plaintiff claims violation of Ohio law ORC 1345.01 et seq., breach of contract, unjust enrichment and fraud. The plaintiff has alleged damages, penalties and fees not to exceed $5 million, exclusive of interest and costs. We filed a Motion to Dismiss on July 3, 2012.  On October 23, 2012, the Court granted our Motion to Dismiss, in part, dismissing the Plaintiff’s breach of contract claim and denying the motion as to the other claims. A trial is scheduled for February 2014.  We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We do not believe the resolution of this lawsuit will have a material effect on our consolidated financial statements.

Website Tracking and Coding

On June 19, 2012, Jerome Jurgens, a citizen of Missouri, filed a purported class action proceeding against Michaels Stores, Inc. in the 25th Judicial Circuit Court, Phelps County, Missouri, on behalf of himself, Wendy Poepsel and all other similarly-situated Missouri individuals who, on or after June 19, 2007, accessed the Michaels website and had Flash cookies attach to their computers. Plaintiffs allege that Michaels, through the use of its website, makes use of cookies in order to ascertain user’s web browsing habits.  Specifically, the plaintiffs allege violations of the Missouri Computer Tampering and Merchandising Practices Act statutes, as well as common law claims of conversion, trespass to chattels, invasion of privacy and unjust enrichment are alleging damages, penalties and fees not to exceed $5 million, inclusive of costs and attorneys’ fees.   We filed a Motion to Dismiss on August 8, 2012, which was subsequently denied. Trial is to commence in September 2013.  We believe we have meritorious defenses and intend to defend the lawsuit vigorously. Michaels has tendered the matter to a vendor and the vendor has accepted the indemnity and defense of the case.

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

On August 20, 2012, we reached a tentative class-wide settlement with plaintiffs and the Court granted preliminary approval of the settlement on December 19, 2012. A final approval hearing is scheduled for April 4, 2013.   The settlement, will not have a material effect on our consolidated financial statements, and was accrued as of February 2, 2013.

Governmental Inquiries and Related Matters

Non-U.S. Trust Inquiry

In early 2005, the District Attorney’s office of the County of New York and the SEC opened inquiries concerning non-U.S. trusts that directly or indirectly held shares of Michaels Common Stock and Common Stock options. On July 29, 2010, the SEC filed a civil enforcement action in federal district court for the Southern District of New York against Charles Wyly, Sam Wyly, the Wylys’ attorney - Michael French, and others alleging, among other things, violations of various federal securities laws, including those governing ownership reporting and trading of securities, in connection with the non-U.S. trusts and their subsidiaries. Additional information may be obtained at the SEC’s website. Sam Wyly, the estate of Charles Wyly and Mr. French, also a former director of the Company, have requested indemnification from the Company for certain legal costs with respect to these matters. The Company has resolved all claims with regards to Sam Wyly and the estate of Charles Wyly for an immaterial amount.

On April 12, 2012, Mr. French filed a lawsuit against the Company and the non-U.S. trusts in the District Court of Dallas County, Texas. The matter was dismissed as to the non-U.S. trusts.  Mr. French seeks damages from the Company for breach of contract, attorneys’ fees and costs related to the Company’s alleged indemnification obligations to Mr. French and attorneys’ fees and costs related to the lawsuit.  We believe we have meritorious defenses and intend to defend the claims vigorously. We do not believe the resolution of this case will have a material effect on our Consolidated Financial Statements.

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

We invest cash balances in excess of operating requirements primarily in money market mutual funds and short-term interest-bearing securities, generally with maturities of 90 days or less. Due to the short-term nature of our investments, the fair value of our cash and equivalents at February 2, 2013 approximated carrying value.

We have market risk exposure arising from changes in interest rates on our Senior Secured Credit Facilities. The interest rates on our Senior Secured Credit Facilities will reprice periodically, which will impact our earnings and cash flow. The interest rates on our Senior Notes, Senior Subordinated Notes, and Subordinated Discount Notes are fixed. Based on our overall interest rate exposure to variable rate debt outstanding as of February 2, 2013, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by approximately $16 million. A 1% increase or decrease in interest rates would decrease or increase the fair value of our long-term fixed rate debt by approximately $21 million. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

Note 12. Segments and Geographic Information

We consider our Michaels—U.S., Michaels—Canada, Aaron Brothers and ScrapHD to be our operating segments for purposes of determining reportable segments based on the criteria of ASC 280, Segment Reporting. We determined that our Michaels—U.S., Michaels—Canada, Aaron Brothers operating segments have similar economic characteristics and meet the aggregation criteria set forth in ASC 280. Therefore, we combine those operating segments into one reporting segment. As of February 2, 2013, the ScrapHD operating segment was immaterial to the financial statements as a whole. Accordingly, we will report in two reportable segments if Net sales, Operating income or loss, or Total assets of the ScrapHD operating segment exceeds 10% of the consolidated amounts.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1.

Our sales and assets by country are as follows:

	Fiscal Year
	2012	2011	2010
	(In millions)
Net Sales:
United States	$3,989	$3,825	$3,673
Canada	419	385	358
Consolidated Total	$4,408	$4,210	$4,031

Total Assets:
United States	$1,432	$1,713	$1,699
Canada	109	109	81
Consolidated Total	$1,541	$1,822	$1,780

We present assets based on their physical, geographic location. Certain assets located in the U.S. are also used to support our Canadian operations, but we do not allocate these assets to Canada.

Our Consolidated Net sales by major product categories are as follows:

	Fiscal Year
	2012	2011	2010
General and children’s crafts	$2,082	$1,908	$1,791
Home décor and seasonal	890	837	805
Framing	836	804	794
Scrapbooking	600	661	641
	$4,408	$4,210	$4,031

Our chief operating decision makers evaluate historical operating performance and plan and forecast future periods’ operating performance based on earnings before interest, income taxes, depreciation, amortization and refinancing costs and losses on early extinguishments of debt (“EBITDA (excluding refinancing costs and losses on early extinguishments of debt)”). We believe EBITDA (excluding refinancing costs and losses on early extinguishments of debt) represents the financial measure that most closely reflects the operating effectiveness of factors over which management has control. As such, an element of base incentive compensation targets for certain management personnel is based on EBITDA (excluding refinancing costs and losses on early extinguishments of debt). A reconciliation of EBITDA (excluding refinancing costs and losses on early extinguishments of debt) to Net income is presented below.

	Fiscal Year
	2012	2011	2010
Net income	$214	$176	$103
Interest expense	245	254	276
Refinancing costs and losses on early extinguishments of debt	33	18	53
Provision for income taxes	124	112	46
Depreciation and amortization	97	101	103
EBITDA (excluding refinancing costs and losses on early extinguishments of debt)	$713	$661	$581

Note 13. Related Party Transactions

We pay annual management fees to the Sponsors in the amount of $12 million and an annual management fee to Highfields Capital Management L.P. in the amount of $1 million. We recognized $13 million of expense in fiscal 2012 and fiscal 2011 and $14 million of expense in fiscal 2010 related to annual management fees and reimbursement of out-of-pocket expenses.

Bain Capital owns a majority equity position in Unisource, an external vendor we utilized to print our circular advertisements. During the first quarter of fiscal 2011, we stopped utilizing this vendor for these services. Payments associated with this vendor during fiscal 2011 and fiscal 2010 were $6 million and $39 million, respectively, and are included in Selling, general and administrative expense in the Consolidated Statements of Comprehensive Income.

Bain Capital owns a majority equity position in LogicSource, an external vendor we began utilizing for print procurement services during the first quarter of fiscal 2011. Payments associated with this vendor during each of fiscal 2012 and 2011 were $5 million. These expenses are included in Selling, general and administrative expense in the Consolidated Statements of Comprehensive Income.

The Blackstone Group owns a majority equity position in RGIS, an external vendor we utilize to count our store inventory. Payments associated with this vendor during each of fiscal 2012, 2011, and fiscal 2010 were $6 million, and are included in Selling, general and administrative expense in the Consolidated Statements of Comprehensive Income.

The Blackstone Group owns a majority equity position in Vistar, an external vendor we utilize for all of the candy-type items in our stores. Payments associated with this vendor during fiscal 2012, 2011, and fiscal 2010 were $24 million, $20 million, and $19 million, respectively, and are recognized in cost of sales as the sales are incurred.

The Blackstone Group owns a partial equity position in Hilton Hotels, an external vendor we utilize for hospitality services. Payments associated with this vendor during each of fiscal 2012, 2011 and fiscal 2010 were $1 million, and are included in Selling, general, and administrative expense in the Consolidated Statements of Comprehensive Income.

During the second quarter of fiscal 2011, The Blackstone Group acquired a majority equity position in Brixmor Properties Group, a vendor we utilize to lease certain properties. Payments associated with this vendor during fiscal 2012 and 2011 were $5 million and $3 million, respectively. These expenses are included in Cost of sales and occupancy expense in the Consolidated Statements of Comprehensive Income.

Our current directors (other than Jill A. Greenthal) are affiliates of Bain Capital or The Blackstone Group. As such, some or all of such directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain Capital and The Blackstone Group. As of February 2, 2013, affiliates of The Blackstone Group held $30 million of our Restated Term Loan Credit Facility.

The Company periodically provides officers of Michaels Stores, Inc. and its subsidiaries the opportunity to purchase shares of our common stock. There were no shares sold to officers during fiscal 2012, fiscal 2011, and fiscal 2010. During fiscal 2012 and fiscal 2011, we repurchased 14,667 shares and 192,001 shares from officers who are no longer with the Company. There were no shares repurchased during fiscal 2010.

Note 14. Condensed Consolidating Financial Information

All obligations of Michaels Stores, Inc. under the Senior notes, Senior Subordinated Notes, Subordinated Discount Notes, Restated Term Loan Credit Facility, and Restated Revolving Credit Facility are guaranteed by each of our subsidiaries other than Aaron Brothers Card Services, LLC, Artistree of Canada, ULC, and Michaels Stores of Puerto Rico, LLC. As of February 2, 2013, the financial statements of Aaron Brothers Card Services, LLC, Artistree of Canada, ULC, and Michaels Stores of Puerto Rico, LLC were immaterial. Each subsidiary guarantor is 100% owned by the parent and all guarantees are joint and several and full and unconditional.

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

Supplemental Condensed Consolidating Statement of Comprehensive Income

	Fiscal Year 2012
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)

Net sales	$3,848	$2,544	$(1,984)	$4,408
Cost of sales and occupancy expense	2,474	2,142	(1,984)	2,632
Gross profit	1,374	402	—	1,776
Selling, general, and administrative expense	983	152	—	1,135
Impairment of intangible assets	8	—	—	8
Related party expenses	13	—	—	13
Store pre-opening costs	4	1	—	5
Operating income	366	249	—	615
Interest expense	245	—	—	245
Refinancing costs and losses on early extinguishments of debt	33	—	—	33
Other (income) and expense, net	—	(1)	—	(1)
Intercompany charges (income)	76	(76)	—	—
Equity in earnings of subsidiaries	326	—	(326)	—
Income before income taxes	338	326	(326)	338
Provision for income taxes	124	120	(120)	124
Net income	$214	$206	$(206)	$214

Comprehensive income	$214	$206	$(206)	$214

Supplemental Condensed Consolidating Statement of Comprehensive Income

	Fiscal Year 2011
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)

Net sales	$3,684	$2,369	$(1,843)	$4,210
Cost of sales and occupancy expense	2,390	1,979	(1,843)	2,526
Gross profit	1,294	390	—	1,684
Selling, general, and administrative expense	953	145	—	1,098
Related party expenses	13	—	—	13
Store pre-opening costs	3	1	—	4
Operating income	325	244	—	569
Interest expense	254	—	—	254
Refinancing costs and losses on early extinguishments of debt	18	—	—	18
Other (income) and expense, net	5	4	—	9
Intercompany charges (income)	73	(73)	—	—
Equity in earnings of subsidiaries	313	—	(313)	—
Income before income taxes	288	313	(313)	288
Provision for income taxes	112	121	(121)	112
Net income	$176	$192	$(192)	$176

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(1)	—	—	(1)
Comprehensive income	$175	$192	$(192)	$175

Supplemental Condensed Consolidating Statement of Comprehensive Income

	Fiscal Year 2010
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)

Net sales	$3,530	$2,294	$(1,793)	$4,031
Cost of sales and occupancy expense	2,341	1,919	(1,793)	2,467
Gross profit	1,189	375	—	1,564
Selling, general, and administrative expense	919	140	—	1,059
Related party expenses	14	—	—	14
Store pre-opening costs	3	—	—	3
Operating income	253	235	—	488
Interest expense	276	—	—	276
Refinancing costs and losses on early extinguishments of debt	53	—	—	53
Other (income) and expense, net	12	(2)	—	10
Intercompany charges (income)	73	(73)	—	—
Equity in earnings of subsidiaries	310	—	(310)	—
Income before income taxes	149	310	(310)	149
Provision for income taxes	46	107	(107)	46
Net income	$103	$203	$(203)	$103

Other comprehensive income, net of tax:
Foreign currency translation adjustment	1	—	—	1
Comprehensive income	$104	$203	$(203)	$104

Supplemental Condensed Consolidating Balance Sheet

	February 2, 2013
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and equivalents	$37	$19	$—	$56
Merchandise inventories	590	275	—	865
Intercompany receivables	—	323	(323)	—
Other	105	21	—	126
Total current assets	732	638	(323)	1,047
Property and equipment, net	271	67	—	338
Goodwill, net	94	—	—	94
Investment in subsidiaries	301	—	(301)	—
Other assets	59	3	—	62
Total assets	$1,457	$708	$(624)	$1,541

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5	$258	$—	$263
Accrued liabilities and other	235	132	—	367
Current portion of long-term debt	150	—	—	150
Intercompany payable	323	—	(323)	—
Other	39	5	—	44
Total current liabilities	752	395	(323)	824
Long-term debt	2,891	—	—	2,891
Other long-term liabilities	73	12	—	85
Total stockholders’ deficit	(2,259)	301	(301)	(2,259)
Total liabilities and stockholders’ deficit	$1,457	$708	$(624)	$1,541

Supplemental Condensed Consolidating Balance Sheet

	January 28, 2012
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and equivalents	$363	$8	$—	$371
Merchandise inventories	554	286	—	840
Intercompany receivables	—	466	(466)	—
Other	103	20	—	123
Total current assets	1,020	780	(466)	1,334
Property and equipment, net	249	63	—	312
Goodwill, net	95	—	—	95
Investment in subsidiaries	410	—	(410)	—
Other assets	78	3	—	81
Total assets	$1,852	$846	$(876)	$1,822

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9	$292	$—	$301
Accrued liabilities and other	257	132	—	389
Current portion of long-term debt	127	—	—	127
Intercompany payable	466	—	(466)	—
Other	19	1	—	20
Total current liabilities	878	425	(466)	837
Long-term debt	3,363	—	—	3,363
Other long-term liabilities	85	11	—	96
Total stockholders’ deficit	(2,474)	410	(410)	(2,474)
Total liabilities and stockholders’ deficit	$1,852	$846	$(876)	$1,822

Supplemental Condensed Consolidating Statement of Cash Flows

	Fiscal Year 2012
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$272	$453	$(423)	$302

Investing activities:
Cash paid for property and equipment	(105)	(19)	—	(124)
Net cash used in investing activities	(105)	(19)	—	(124)

Financing activities:
Net repayments of long-term debt	(457)	—	—	(457)
Intercompany dividends	—	(423)	423	—
Other financing activities	(36)	—	—	(36)
Net cash provided by financing activities	(493)	(423)	423	(493)

Increase in cash and equivalents	(326)	11	—	(315)
Beginning cash and equivalents	363	8	—	371
Ending cash and equivalents	$37	$19	$—	$56

Supplemental Condensed Consolidating Statement of Cash Flows

	Fiscal Year 2011
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$394	$234	$(215)	$413

Investing activities:
Cash paid for property and equipment	(88)	(21)	—	(109)
Net cash used in investing activities	(88)	(21)	—	(109)

Financing activities:
Net repayments of long-term debt	(227)	—	—	(227)
Intercompany dividends	—	(215)	215	—
Other financing activities	(25)	—	—	(25)
Net cash provided by financing activities	(252)	(215)	215	(252)

Increase in cash and equivalents	54	(2)	—	52
Beginning cash and equivalents	309	10	—	319
Ending cash and equivalents	$363	$8	$—	$371

Supplemental Condensed Consolidating Statement of Cash Flows

	Fiscal Year 2010
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Operating Activities:
Net cash provided by operating activities	$426	$301	$(289)	$438

Investing Activities:
Cost of business acquisition	(2)	—	—	(2)
Cash paid for property and equipment	(69)	(12)	—	(81)
Net cash used in investing activities	(71)	(12)	—	(83)

Financing Activities:
Net repayments of long-term debt	(225)	—	—	(225)
Intercompany dividends	—	(289)	289	—
Other financing activities	(28)	—	—	(28)
Net cash used in financing activities	(253)	(289)	289	(253)

Increase in cash and equivalents	102	—	—	102
Beginning cash and equivalents	207	10	—	217
Ending cash and equivalents	$309	$10	$—	$319

MICHAELS STORES, INC.

UNAUDITED SUPPLEMENTAL QUARTERLY FINANCIAL DATA

(In millions)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2012:
Net sales	$978	$892	$1,014	$1,524
Cost of sales and occupancy expense	566	553	611	902
Gross profit	412	339	403	622
Selling, general, and administrative expense	260	252	278	345
Operating income	148	82	119	266
Refinancing costs and losses on early extinguishments of debt (1)	—	—	3	30
Net income	53	13	36	112

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2011:
Net sales	$953	$857	$996	$1,404
Cost of sales and occupancy expense	560	529	594	843
Gross profit	393	328	402	561
Selling, general, and administrative expense	254	241	279	324
Operating income	135	82	118	234
Refinancing costs and losses on early extinguishments of debt (2)	11	4	1	2
Net income	37	10	32	97

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. Our interim periods each contain 13 weeks, with the first quarter ending on a Saturday 13 weeks after the end of our previous fiscal year. For fiscal years that contain 53 weeks, our fourth quarter contains 14 weeks.

(1) The refinancing costs and losses on early extinguishments of debt relates to our senior secured term loan facility and prepayment of our B-1 Term Loans, the redemption of our remaining outstanding Subordinated Discount Notes, and our asset-based revolving credit facility.

(2) The refinancing costs and losses on early extinguishments of debt relates to the early extinguishment of $163 million face value, or $155 million accreted value of our outstanding  Subordinated Discount Notes and $7 million face value of our Senior Subordinated Notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2013	MICHAELS STORES, INC.

	By:	/s/ Charles M. Sonsteby
Charles M. Sonsteby
Member of the Interim Office of the Chief Executive Officer, Chief Administrative Officer & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lewis S. Klessel	Member of the Interim Office of the Chief Executive Officer & Interim Chief Operating Officer	March 15, 2013
Lewis S. Klessel	(Principal Executive Officer)

/s/ Charles M. Sonsteby	Member of the Interim Office of the Chief Executive Officer, Chief Administrative Officer & Chief Financial Officer	March 15, 2013
Charles M. Sonsteby	(Principal Executive Officer and Principal Financial Officer)

/s/ Jennifer N. Robinson	Vice President — Chief Accounting Officer and Controller	March 15, 2013
Jennifer N. Robinson	(Principal Accounting Officer)

/s/ Josh Bekenstein	Director	March 15, 2013
Josh Bekenstein

/s/ Todd M. Cook	Director	March 15, 2013
Todd M. Cook

/s/ Jill A. Greenthal	Director	March 15, 2013
Jill A. Greenthal

/s/ Lewis S. Klessel	Director	March 15, 2013
Lewis S. Klessel

/s/ Matthew S. Levin	Director	March 15, 2013
Matthew S. Levin

/s/ James A. Quella	Director	March 15, 2013
James A. Quella

/s/ Peter F. Wallace	Director	March 15, 2013
Peter F. Wallace

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

4.5

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

4.7

Purchase Agreement, dated October 7, 2010, by and among the Company, the Guarantors named therein and the Initial Purchasers named therein (previously filed as Exhibit 10.1 to Form 8-K filed by Company on October 14, 2010, SEC File No. 001-09338).

4.8

Purchase Agreement, dated September 20, 2012 , by and among the Company, the Guarantors named therein and the Initial Purchasers named therein (previously filed as Exhibit 10.1 to Form 8-K filed by Company on September 25, 2012, SEC File No. 001-09338).

4.9

Registration Rights Agreement, dated as of October 31, 2006, among Michaels Stores, Inc. and certain stockholders thereof (previously filed as Exhibit 4.7 to Form 10-Q filed by Company on December 7, 2006, SEC File No. 001-09338).

4.10

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

10.5	Form of Fiscal Year 2013 Bonus Plan for Executive Officers (filed herewith).*

10.6	Employment Agreement, dated March 6, 2009, between Michaels Stores, Inc. and John B. Menzer (previously filed as Exhibit 10.1 to Form 10-Q filed by Company on June 5, 2009, SEC File No. 001-09338).*

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

10.10	Stock Option Agreement, dated June 2, 2009, between Michaels Stores, Inc. and John B. Menzer (previously filed as Exhibit 10.4 to Form 10-Q filed by Company on June 5, 2009, SEC File No. 001-09338).*

10.11

Amended and Restated Stockholders Agreement, dated as of February 16, 2007, among Michaels Stores, Inc. and certain stockholders thereof (previously filed as Exhibit 10.23 to Form 10-K filed by Company on May 3, 2007, SEC File No. 001-09338).

10.12

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

10.14	Michaels Stores, Inc. Amended Officer Severance Pay Plan (previously filed as Exhibit 10.17 to Form 10-K filed by Company on April 2, 2009, SEC File No. 001-09338).*

10.15	Amendment to Michaels Stores, Inc. Amended Officer Severance Pay Plan (filed herewith).*

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

10.21

Exhibits and Schedules to Second Amended and Restated Credit Agreement, dated as of September 17, 2012, among Michaels Stores, Inc., the other borrowers from time to time party thereto, the facility guarantors from time to time party thereto, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent and collateral agent, and the other agents named therein (filed herewith).

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

10.28

Amended and Restated Credit Agreement, dated as of January 28, 2013, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, and Barclays Bank PLC, Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, LLC, as co-documentation agents, and Deutsche Bank Securities Inc., Barclays Bank PLC, Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, LLC, as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.1 to Form 8-K filed by Company on February 1, 2013, SEC File No. 001-09338).

10.29

Exhibits and Schedules to Amended and Restated Credit Agreement, dated as of January 28, 2013, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, and Barclays Bank PLC, Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, LLC, as co-documentation agents, and Deutsche Bank Securities Inc., Barclays Bank PLC, Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, LLC, as co-lead arrangers and joint bookrunners (filed herewith).

10.30

Master Services Agreement, dated as of January 16, 2009, by and between Michaels Stores, Inc. and Tata America International Corporation (previously filed as Exhibit 10.29 to Form 10-K filed by Company on April 2, 2009, SEC File No. 001-09338).

10.31	Michaels Stores, Inc. Employees 401(k) Plan, effective March 1, 2009 (previously filed as Exhibit 10.30 to Form 10-K filed by Company on April 2, 2009, SEC File No. 001-09338).*

21.1	Subsidiaries of Michaels Stores, Inc. (previously filed as Exhibit 21.1 to Form 10-K filed by Company on March 21, 2012, SEC File No. 001-09338).

31.1	Certifications of Lewis S. Klessel pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Charles M. Sonsteby pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*  Management contract or compensatory plan or arrangement.