Form 10-Q
period 2013-05-04
MICHAELS STORES INC
filed 2013-05-24
CIK 740670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2013

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

As of May 21, 2013, 118,687,391 shares of the Registrant’s Common Stock were outstanding.

*The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

MICHAELS STORES, INC.

FORM 10-Q

MICHAELS STORES, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

(Unaudited)

	May 4,	February 2,	April 28,
	2013	2013	2012
ASSETS
Current assets:
Cash and equivalents	$55	$56	$385
Merchandise inventories	842	865	874
Prepaid expenses and other	85	86	77
Deferred income taxes	37	37	42
Income tax receivable	8	3	5
Total current assets	1,027	1,047	1,383
Property and equipment, at cost	1,527	1,502	1,405
Less accumulated depreciation and amortization	(1,186)	(1,164)	(1,095)
Property and equipment, net	341	338	310
Goodwill	94	94	95
Debt issuance costs, net of accumulated amortization of $52, $54, and $78, respectively	42	46	55
Deferred income taxes	13	13	18
Other assets	2	3	4
Total non-current assets	151	156	172
Total assets	$1,519	$1,541	$1,865

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$232	$263	$280
Accrued liabilities and other	300	367	388
Current portion of long-term debt	198	150	127
Deferred income taxes	4	4	1
Income taxes payable	31	40	28
Total current liabilities	765	824	824
Long-term debt	2,887	2,891	3,363
Deferred income taxes	2	2	11
Other long-term liabilities	79	83	85
Total long-term liabilities	2,968	2,976	3,459
Total liabilities	3,733	3,800	4,283
Commitments and contingencies
Stockholders’ deficit:
Common Stock, $0.10 par value, 220,000,000 shares authorized; 118,417,069 shares issued and outstanding at May 4, 2013; 118,414,727 shares issued and outstanding at February 2, 2013; 118,420,253 shares issued and outstanding at April 28, 2012	12	12	12
Additional paid-in capital	48	49	49
Accumulated deficit	(2,279)	(2,326)	(2,487)
Accumulated other comprehensive income	5	6	8
Total stockholders’ deficit	(2,214)	(2,259)	(2,418)
Total liabilities and stockholders’ deficit	1,519	1,541	$1,865

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(Unaudited)

	Quarter Ended
	May 4,	April 28,
	2013	2012
Net sales	$993	$978
Cost of sales and occupancy expense	586	566
Gross profit	407	412
Selling, general, and administrative expense	271	260
Related party expenses	4	3
Store pre-opening costs	2	1
Operating income	130	148
Interest expense	47	66
Refinancing costs and losses on early extinguishment of debt	7	—
Other (income) and expense, net	—	(1)
Income before income taxes	76	83
Provision for income taxes	29	30
Net income	47	53

Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	2
Actuarial loss on pension plan	(1)	—
Comprehensive income	$46	$55

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Quarter Ended
	May 4,	April 28,
	2013	2012
Operating activities:
Net income	$47	$53
Adjustments:
Depreciation and amortization	25	24
Share-based compensation	(1)	1
Debt issuance costs amortization	2	4
Refinancing costs expensed and losses on early extinguishment of debt	7	—
Changes in assets and liabilities:
Merchandise inventories	23	(34)
Prepaid expenses and other	1	3
Accounts payable	(14)	(15)
Accrued interest	(30)	37
Accrued liabilities and other	(39)	(37)
Income taxes	(15)	5
Other long-term liabilities	(4)	—
Net cash provided by operating activities	2	41

Investing activities:
Additions to property and equipment	(22)	(18)
Net cash used in investing activities	(22)	(18)

Financing activities:
Redemption of senior subordinated notes due 2016	(142)	—
Borrowings on asset-based revolving credit facility	306	—
Payments on asset-based revolving credit facility	(125)	—
Repurchase of common stock	—	(2)
Proceeds from stock options exercised	—	2
Payment of capital leases	(1)	—
Change in cash overdraft	(19)	(9)
Net cash provided by (used in) financing activities	19	(9)

Net (decrease) increase in cash and equivalents	(1)	14
Cash and equivalents at beginning of period	56	371
Cash and equivalents at end of period	$55	$385

Supplemental Cash Flow Information:
Cash paid for interest	$75	$25
Cash paid for income taxes	$44	$24

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended May 4, 2013

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

The balance sheet at February 2, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals and other items) considered necessary for a fair presentation have been included.

Because of the seasonal nature of our business, the results of operations for the quarter ended May 4, 2013 are not indicative of the results to be expected for the entire year.

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. All references herein to “fiscal 2013” relate to the 52 weeks ending February 1, 2014, and all references to”fiscal 2012” relate to the 53 weeks ended February 2, 2013. In addition, all references herein to “the first quarter of fiscal 2013” relate to the 13 weeks ended May 4, 2013, and all references to “the first quarter of fiscal 2012” relate to the 13 weeks ended April 28, 2012.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an amendment to Accounting Standards Codification (“ASC”) 220, Comprehensive Income. ASU No. 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other items not reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts.  This standard, which is prospective, is effective for reporting periods beginning after December 15, 2012, with earlier adoption permitted.  We adopted all requirements of this standard on February 3, 2013, the beginning of fiscal 2013.

Note 2.  Debt

Our outstanding debt is detailed in the table below.  We were in compliance with the terms and conditions of all debt agreements for all periods presented.

	May 4, 2013	February 2, 2013	April 28, 2012	Interest Rate
	(in millions)

Senior secured term loan	$1,640	$1,640	$1,996	Variable
Senior notes	1,007	1,007	795	7.750%
Senior subordinated notes	256	393	393	11.375%
Subordinated discount notes	—	—	306	13.000%
Asset-based revolving credit facility	182	1	—	Variable
Total debt	3,085	3,041	3,490
Less current portion	198	150	127
Long-term debt	$2,887	$2,891	$3,363

11 3/8% Senior Subordinated Notes due 2016

On January 28, 2013, we caused to be delivered to the holders of our outstanding 11 3/8% Senior Subordinated Notes due November 1, 2016 (the “Senior Subordinated Notes”) an irrevocable notice relating to the redemption of $137 million in aggregate principal amount of the Senior Subordinated Notes. On February 27, 2013, we redeemed the $137 million of Senior Subordinated Notes at a redemption price equal to 103.792%.  In accordance with ASC 470 Debt, we recorded a loss on early extinguishment of debt of approximately $7 million related to the partial redemption of our Senior Subordinated Notes. The $7 million loss is comprised of a $5 million redemption premium and $2 million to write off related debt issuance costs.

Restated Revolving Credit Facility

As of May 4, 2013, the borrowing base of our restated senior secured asset-based revolving credit facility (“the Restated Revolving Credit Facility”) was $650 million, of which we had $182 million in borrowings, $62 million of outstanding letters of credit and the unused borrowing capacity was $406 million.

Note 3.  Comprehensive Income

Accumulated other comprehensive income, net of tax, is reflected in the Consolidated Balance Sheets as follows:

Foreign Currency
Translation
and Other
(in millions)
Balance at February 2, 2013	$6
Actuarial loss on pension plan	(1)
Balance at May 4, 2013	$5

Note 4. Fair Value Measurements

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

We apply fair value techniques on a non-recurring basis for the establishment of potential impairment loss related to goodwill pursuant to ASC 350, Intangibles—Goodwill and Other and determining the fair value of long-lived assets pursuant to ASC 360, Property, Plant, and Equipment. During the quarter ended May 4, 2013, there were no events or changes in circumstances indicating the carrying amounts of our goodwill or long-lived assets may not be recoverable.

The table below provides the carrying and fair values of our senior secured term loan facility (“Restated Term Loan Credit Facility”), our 7 3/4% Senior Notes that mature in 2018 (“2018 Senior Notes”) and our Senior Subordinated Notes, (together, with our 2018 Senior Notes, “our notes” ) as of May 4, 2013. The fair value of our Restated Term Loan Credit Facility was determined based on quoted market prices of similar instruments which are considered Level 2 inputs within the fair value hierarchy. The fair value of our notes was determined based on recent trades which are considered Level 1 inputs within the fair value hierarchy.

	Carrying Value	Fair Value
	(in millions)
Senior secured term loan	$1,640	$1,661
Senior notes	1,007	1,100
Senior subordinated notes	256	269

Note 5.  Income Taxes

The effective tax rate was 38.2% for the first quarter of fiscal 2013. The effective tax rate was 36.1% for the first quarter of fiscal 2012. The current year tax rate is higher than the prior year tax rate due primarily to the prior year favorable impact related to our reserve for uncertain tax positions..  We currently estimate our annualized effective tax rate for fiscal 2013 to be 37.7%.

Note 6.  Commitments and Contingencies

We are involved in ongoing legal and regulatory proceedings.  Other than those described in the following paragraphs, there were no material changes to our disclosures of commitments and contingencies from our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Employee Claims

Adams Claim

On March 20, 2009, 114 individuals commenced an action against the Company styled Adams, et al. v. Michaels Stores, Inc. in the U.S. District Court for the Central District of California. The complaint was later amended to add 15 additional plaintiffs.  In 2010, two additional lawsuits making the same allegations were filed in the Central District Court by eight additional plaintiffs, styled Borgen, et al. v. Michaels Stores, Inc. and Langstaff v. Michaels Stores, Inc., and were later consolidated with the Adams suit.  The Adams consolidated suit (“Adams”) alleges that the plaintiffs, certain former and current store managers in California, were improperly classified as exempt employees and, as such, Michaels failed to pay overtime wages, provide meal and rest periods (or compensation in lieu thereof), accurately record hours worked and provide itemized employee wage statements. The Adams suit additionally alleges that the foregoing conduct was in breach of California’s unfair competition law. The plaintiffs seek injunctive relief, damages for unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs. We have entered into settlement agreements with virtually all of the individual plaintiffs for an amount that will not have a material effect on our consolidated financial statements.

Ragano Claim

On July 11, 2011, the Company was served with a lawsuit filed in the California Superior Court in and for the County of San Mateo by Anita Ragano, as a purported class action proceeding on behalf of herself and all current and former hourly retail employees employed by Michaels stores in California. We removed the matter to the U.S. District Court for the Northern District of California on August 9, 2011. The complaint was subsequently amended to add an additional named plaintiff, Terri McDonald. The lawsuit alleges that Michaels stores failed to pay all wages and overtime, failed to provide its hourly employees with adequate meal and rest breaks (or compensation in lieu thereof), failed to timely pay final wages, unlawfully withheld wages and failed to provide accurate wage statements and further alleges that the foregoing conduct was in breach of various laws, including California’s unfair competition law. The plaintiffs sought injunctive relief, compensatory damages, meal and rest break penalties, waiting time penalties, interest, and attorneys’ fees and costs. On August 10, 2012, we reached a class-wide settlement with plaintiffs and the Court granted final approval on April 22, 2013. The settlement will not have a material effect on our consolidated financial statements.

Consumer Class Action Claims

California Zip Code Claims

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

Additionally, since the California Supreme Court decision on February 10, 2011, three additional purported class action lawsuits alleging violations of the Song Act have been filed against the Company: Carolyn Austin v. Michaels Stores, Inc. and Tiffany Heon v. Michaels Stores, Inc., both in the San Diego Superior Court and Sandra A. Rubinstein v. Michaels Stores, Inc. in the Superior Court of California, County of Los Angeles, Central Division. The Rubinstein case was transferred to the San Diego Superior Court.  An order coordinating the cases has been entered and plaintiffs filed a Consolidated Complaint on April 24, 2012.  Plaintiffs seek damages, civil penalties, common settlement fund recovery, attorney fees, costs of suit and prejudgment interest.  The parties mediated the matter in March and a tentative settlement has been reached for an amount that will not have a material effect on our consolidated financial statements.

Massachusetts Zip Code Claims

Relying in part on the California Supreme Court decision, an additional purported class action lawsuit was filed on May 20, 2011 against the Company: Melissa Tyler v. Michaels Stores, Inc. in the U.S. District Court-District of Massachusetts, alleging violation of a Massachusetts statute regarding the collection of personally identification information in connection with a credit card transaction.   On March 11, 2013, the Massachusetts Supreme Judicial Court ruled on certified questions on the interpretation of the statute and remanded the case to the U.S. District Court for further proceedings.  Following the Judicial Court’s decision, an additional purported class action lawsuit asserting the same allegations in Tyler was filed in the U.S. District Court-District of Massachusetts by Susan D’Esposito, and the two cases have been consolidated.   We believe we have meritorious defenses to the claims and we are unable, at this time, to estimate a range of loss, if any.

Pricing and Promotion

On April 30, 2012, William J. Henry, a consumer, filed a purported class action proceeding against Michaels Stores, Inc. in the Court of Common Pleas, Lake County, Ohio, on behalf of himself and all similarly-situated Ohio consumers who purchased framing products and/or services from Michaels during weeks where Michaels was advertising a discount for framing products and/or services. The lawsuit alleges that Michaels advertised discounts on its framing products and/or services without actually providing a discount to its customers. The plaintiff is claiming violation of Ohio law ORC 1345.01 et seq., unjust enrichment and fraud. The plaintiff has alleged damages, penalties and fees not to exceed $5 million, exclusive of interest and costs. We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We do not believe the resolution of this lawsuit will have a material effect on our consolidated financial statements.

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

On May 18, 2011, Brandi F. Ramundo, a consumer, filed a purported class action proceeding against Michaels Stores, Inc. in the U.S. District Court for the Northern District of Illinois, on behalf of herself and all similarly- situated U.S. consumers alleging that Michaels failed to take commercially reasonable steps to protect consumer financial data, and was in breach of contract and laws, including the Federal Stored Communications Act and the Illinois Consumer Fraud and Deceptive Practices Act.  A number of additional purported class action lawsuits significantly mirroring the claims in the Ramundo complaint were filed against the Company, and subsequently these cases and the Ramundo case  were consolidated and transferred to the Northern District of Illinois.

On August 20, 2012, we reached a tentative class-wide settlement with plaintiffs for an amount that will not have a material effect on our consolidated financial statements and the Court granted final approval on April 17, 2013.

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

For some of the matters disclosed above, as well as other matters previously disclosed in the Company’s filings with the Securities and Exchange Commission (“SEC”), the Company is currently able to estimate a reasonably possible loss or range of loss in excess of amounts accrued (if any). For some of the matters included within this estimation, an accrual has been made because a loss is believed to be both probable and reasonably estimable, but an exposure to loss exists in excess of the amount accrued; in these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, although estimable, is believed to be reasonably possible, but not probable; in these cases the estimate reflects the reasonably possible loss or range of loss within the ranges identified. For the various ranges identified, the aggregate of these estimated amounts is approximately $14 million, which is also inclusive of amounts accrued by the Company.

For other matters disclosed above or as previously disclosed in the Company’s filings with the SEC, the Company is not currently able to estimate the reasonably possible loss or range of loss, and has indicated such. Many of these matters remain in preliminary stages (even in some cases where a substantial period of time has passed since the commencement of the matter), with few or no substantive legal decisions by the court defining the scope of the claims, the class (if any), or the potentially available damages, and fact discovery is still in progress or has not yet begun. For all these reasons, the Company cannot at this time estimate the reasonably possible loss or range of loss, if any, for these matters.

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

Note 7.  Segments and Geographic Information

We consider our Michaels — U.S., Michaels — Canada, Aaron Brothers and online scrapbooking business operations to be our operating segments for purposes of determining reportable segments based on the criteria of ASC 280, Segment Reporting. We determined that our Michaels — U.S., Michaels — Canada, and Aaron Brothers operating segments have similar economic characteristics and meet the aggregation criteria set forth in ASC 280. Therefore, we combine those operating segments into one reporting segment.  As of May 4, 2013, the online scrapbooking business operating segment was immaterial to the financial statements as a whole. Accordingly, we will report in two reportable segments if Net sales, Operating income or loss, or Total assets of the online scrapbooking operating segment exceeds 10% of the consolidated amounts.

Our sales and assets by country are as follows:

	Quarter Ended
	May 4, 2013	April 28, 2012
	(in millions)
Net Sales:
United States	$899	$891
Canada	94	87
Consolidated Total	$993	$978

	May 4, 2013	February 2, 2013	April 28, 2012
	(in millions)
Total Assets:
United States	$1,427	$1,432	$1,750
Canada	92	109	115
Consolidated Total	$1,519	$1,541	$1,865

Our chief operating decision makers evaluate historical operating performance, plan and forecast future periods’ operating performance based on earnings before interest, income taxes, depreciation, amortization, and refinancing costs and losses on early extinguishment of debt (“EBITDA (excluding refinancing costs and losses on early extinguishment of debt)”). We believe EBITDA (excluding refinancing costs and losses on early extinguishment of debt) represents the financial measure that more closely reflects the operating effectiveness of factors over which management has control. As such, an element of base incentive compensation targets for certain management personnel are based on EBITDA (excluding refinancing costs and losses on early extinguishment of debt). A reconciliation of EBITDA (excluding refinancing costs and losses on early extinguishment of debt) to Net income is presented below.

	Quarter Ended
	May 4, 2013	April 28, 2012
	(in millions)

Net income	$47	$53
Interest expense	47	66
Refinancing costs and losses on early extinguishments of debt	7	—
Provision for income taxes	29	30
Depreciation and amortization	25	24
EBITDA (excluding refinancing costs and losses on early extinguishments of debt)	$155	$173

Note 8.  Related Party Transactions

We pay annual management fees to Bain Capital Partners, LLC (“Bain Capital”) and The Blackstone Group L.P. (“The Blackstone Group” and, together with Bain Capital, the “Sponsors”) and Highfields Capital Management LP in the amount of $12 million and $1 million, respectively. We recognized $4 million and $3 million of expense related to annual management fees during the first quarter of fiscal 2013 and fiscal 2012, respectively. These expenses are included in related party expenses on the Consolidated Statements of Comprehensive Income.

Bain Capital owns a majority equity position in LogicSource, an external vendor we utilize for print procurement services.  Payments associated with this vendor during each of the first quarters of fiscal 2013 and fiscal 2012 were $1 million and $2 million, respectively.  These expenses are included in Selling, general and administrative expense on the Consolidated Statements of Comprehensive Income.

The Blackstone Group owns a majority equity position in Brixmor Properties Group, a vendor we utilize to lease certain properties. Payments associated with this vendor during each of the first quarters of fiscal 2013 and fiscal 2012 were $1 million.  These expenses are included in Cost of sales and occupancy expense in the Consolidated Statements of Comprehensive Income.

The Blackstone Group owns a majority equity position in RGIS, an external vendor we utilize to count our store inventory. Payments associated with this vendor during the first quarters of fiscal 2013 and fiscal 2012 were $1 million and $2 million, respectively. These expenses are included in Selling, general and administrative expense on the Consolidated Statements of Comprehensive Income.

The Blackstone Group owns a majority equity position in Vistar, an external vendor we utilize for all of the candy-type items in our stores.  Payments associated with this vendor during the first quarter of fiscal 2013 and fiscal 2012 were $6 million and $5 million, respectively. These expenses are recognized in cost of sales as the sales are recorded.

Our current directors (other than Jill A. Greenthal) are affiliates of Bain Capital or The Blackstone Group.  As such, some or all of such directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain Capital and The Blackstone Group.  As of May 4, 2013, affiliates of The Blackstone Group held $34 million of our senior secured term loan.

Note 9.  Condensed Consolidating Financial Information

All obligations of Michaels Stores, Inc. under our notes, the Restated Revolving Credit Facility and the Rested Term Loan Credit Facility are guaranteed by each of our subsidiaries other than Aaron Brothers Card Services, LLC, Artistree of Canada, ULC and Michaels Stores of Puerto Rico, LLC. As of May 4, 2013, the financial statements of Aaron Brothers Card Services, LLC, Artistree of Canada, ULC and Michaels Stores of Puerto Rico, LLC were immaterial. Each subsidiary guarantor is 100% owned by the parent and all guarantees are joint and several and full and unconditional.

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

Supplemental Condensed Consolidating Balance Sheet

	May 4, 2013
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$32	$23	$—	$55
Merchandise inventories	588	254	—	842
Intercompany receivables	—	442	(442)	—
Other	108	22	—	130
Total current assets	728	741	(442)	1,027
Property and equipment, net	272	69	—	341
Goodwill	94	—	—	94
Investment in subsidiaries	451	—	(451)	—
Other assets	54	3	—	57
Total assets	$1,599	$813	$(893)	$1,519

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4	$228	$—	$232
Accrued liabilities and other	177	123	—	300
Current portion of long-term debt	198	—	—	198
Intercompany payable	442	—	(442)	—
Other	35	—	—	35
Total current liabilities	856	351	(442)	765
Long-term debt	2,887	—	—	2,887
Other long-term liabilities	70	11	—	81
Total stockholders’ deficit	(2,214)	451	(451)	(2,214)
Total liabilities and stockholders’ deficit	$1,599	$813	$(893)	$1,519

Supplemental Condensed Consolidating Balance Sheet

	February 2, 2013
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$37	$19	$—	$56
Merchandise inventories	590	275	—	865
Intercompany receivables	—	323	(323)	—
Other	105	21	—	126
Total current assets	732	638	(323)	1,047
Property and equipment, net	271	67	—	338
Goodwill	94	—	—	94
Investment in subsidiaries	301	—	(301)	—
Other assets	59	3	—	62
Total assets	$1,457	$708	$(624)	$1,541

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5	$258	$—	$263
Accrued liabilities and other	235	132	—	367
Current portion of long-term debt	150	—	—	150
Intercompany payable	323	—	(323)	—
Other	39	5	—	44
Total current liabilities	752	395	(323)	824
Long-term debt	2,891	—	—	2,891
Other long-term liabilities	73	12	—	85
Total stockholders’ deficit	(2,259)	301	(301)	(2,259)
Total liabilities and stockholders’ deficit	$1,457	$708	$(624)	$1,541

Supplemental Condensed Consolidating Balance Sheet

	April 28, 2012
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$372	$13	$—	$385
Merchandise inventories	577	297	—	874
Intercompany receivables	—	570	(570)	—
Other	104	20	—	124
Total current assets	1,053	900	(570)	1,383
Property and equipment, net	250	60	—	310
Goodwill	95	—	—	95
Investment in subsidiaries	563	—	(563)	—
Other assets	74	3	—	77
Total assets	$2,035	$963	$(1,133)	$1,865

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10	$270	$—	$280
Accrued liabilities and other	269	119	—	388
Current portion of long-term debt	127	—	—	127
Intercompany payable	570	—	(570)	—
Other	29	—	—	29
Total current liabilities	1,005	389	(570)	824
Long-term debt	3,363	—	—	3,363
Other long-term liabilities	85	11	—	96
Total stockholders’ deficit	(2,418)	563	(563)	(2,418)
Total liabilities and stockholders’ deficit	$2,035	$963	$(1,133)	$1,865

Supplemental Condensed Consolidating Statement of Comprehensive Income

	Quarter Ended May 4, 2013
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$869	$547	$(423)	$993
Cost of sales and occupancy expense	556	453	(423)	586
Gross profit	313	94	—	407
Selling, general, and administrative expense	233	38	—	271
Related party expenses	4	—	—	4
Store pre-opening costs	2	—	—	2
Operating income	74	56	—	130
Interest expense	47	—	—	47
Refinancing costs and losses on early extinguishment of debt	7	—	—	7
Intercompany charges (income)	13	(13)	—	—
Equity in earnings of subsidiaries	69	—	(69)	—
Income before income taxes	76	69	(69)	76
Provision for income taxes	29	26	(26)	29
Net income	47	43	(43)	47

Other comprehensive income, net of tax:
Actuarial loss on pension plan	(1)	—	—	(1)
Comprehensive income	$46	$43	$(43)	$46

Supplemental Condensed Consolidating Statement of Comprehensive Income

	Quarter Ended April 28, 2012
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$861	$549	$(432)	$978
Cost of sales and occupancy expense	536	462	(432)	566
Gross profit	325	87	—	412
Selling, general, and administrative expense	225	35	—	260
Related party expenses	3	—	—	3
Store pre-opening costs	1	—	—	1
Operating income	96	52	—	148
Interest expense	66	—	—	66
Other (income) and expense, net	(1)	—	—	(1)
Intercompany charges (income)	17	(17)	—	—
Equity in earnings of subsidiaries	69	—	(69)	—
Income before income taxes	83	69	(69)	83
Provision for income taxes	30	25	(25)	30
Net income	53	44	(44)	53

Other comprehensive income, net of tax:
Foreign currency translation adjustment	2	—	—	2
Comprehensive income	$55	$44	$(44)	$55

Supplemental Condensed Consolidating Statement of Cash Flows

	Quarter Ended May 4, 2013
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net cash provided by operating activities	$(8)	$34	$(24)	$2

Investing activities:
Cash paid for property and equipment	(16)	(6)	—	(22)
Net cash used in investing activities	(16)	(6)	—	(22)

Financing activities:
Net repayments of short-term debt	39	—	—	39
Intercompany dividends	—	(24)	24	—
Other financing activities	(20)	—	—	(20)
Net cash used in financing activities	19	(24)	24	19

Decrease in cash and equivalents	(5)	4	—	(1)
Beginning cash and equivalents	37	19	—	56
Ending cash and equivalents	$32	$23	$—	$55

Supplemental Condensed Consolidating Statement of Cash Flows

	Quarter Ended April 28, 2012
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net cash provided by operating activities	$33	$25	$(17)	$41

Investing activities:
Cash paid for property and equipment	(15)	(3)	—	(18)
Net cash used in investing activities	(15)	(3)	—	(18)

Financing activities:
Intercompany dividends	—	(17)	17	—
Other financing activities	(9)	—	—	(9)
Net cash used in financing activities	(9)	(17)	17	(9)

Increase in cash and equivalents	9	5	—	14
Beginning cash and equivalents	363	8	—	371
Ending cash and equivalents	$372	$13	$—	$385

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All expressions of the “Company”, “us,” “we,” “our,” and all similar expressions are references to Michaels Stores, Inc. and its consolidated wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Disclosure Regarding Forward-Looking Information

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, estimates, and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance or achievements to be materially different from anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to:

•                  risks related to general economic conditions; if recovery from the economic downturn continues to be slow or prolonged, it could continue to adversely affect consumer confidence and retail spending, decrease demand for our merchandise and adversely impact our results of operations, cash flows and financial condition;

•                  risks related to our substantial indebtedness, as our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our notes and credit facilities;

•                  our ability to open new stores and increase comparable store sales growth, as our growth depends on our strategy of expanding our base of retail stores; and if, we are unable to continue this strategy, our ability to increase our sales, profitability, and cash flow could be impaired;

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

•                  failure to adequately maintain security and prevent unauthorized access to electronic and other confidential information and data breaches could materially adversely affect our financial condition and operating results;

•                  our information systems may prove inadequate;

•                  failure to attract or retain senior management could adversely affect our operations;

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

•                  we are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries;

•                  failure to attract and retain quality sales, distribution center and other associates in appropriate numbers as well as experienced buying and management personnel could adversely affect our performance;

•                  our results may be adversely affected by serious disruptions or catastrophic events, including geo-political events and weather; and

•                  the interests of our Sponsors may conflict with the interests of our debt holders.

For more details on factors that may cause actual results to differ materially from such forward-looking statements, please see Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013, and other reports from time to time filed with or furnished to the Securities and Exchange Commission (“SEC”). We disclaim any intention to, and undertake no obligation to, update or revise any forward-looking statement.

General

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31.  All references herein to “fiscal 2013” relate to the 52 weeks ending February 1, 2014 and all references to “fiscal 2012” relate to the 53 weeks ended February 2, 2013. In addition, all references herein to “the first quarter of fiscal 2013” relate to the 13 weeks ended May 4, 2013 and all references to “the first quarter of fiscal 2012” relate to the 13 weeks ended April 28, 2012.

The following table sets forth certain of our unaudited operating data:

	Quarter Ended
	May 4,	April 28,
	2013	2012
Michaels stores:
Retail stores open at beginning of period	1,099	1,064
Retail stores opened during the period	15	2
Retail stores opened (relocations) during the period	4	6
Retail stores closed during the period	(1)	—
Retail stores closed (relocations) during the period	(4)	(6)
Retail stores open at end of period	1,113	1,066

Aaron Brothers stores:
Retail stores open at beginning of period	125	134
Retail stores opened (relocations) during the period	1	—
Retail stores closed during the period	(3)	(4)
Retail stores closed (relocations) during the period	(1)	—
Retail stores open at end of period	122	130

Total store count at end of period	1,235	1,196

Other operating data:
Average inventory per Michaels store (in thousands) (1)	$723	$786
Comparable store sales (decrease) increase (2)	(0.7)%	1.5%

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

	Quarter Ended
	May 4,	April 28,
	2013	2012
Net sales	100.0%	100.0%
Cost of sales and occupancy expense	59.0	57.9
Gross profit	41.0	42.1
Selling, general, and administrative expense	27.3	26.6
Related party expenses	0.4	0.3
Store pre-opening costs	0.2	0.1
Operating income	13.1	15.1
Interest expense	4.7	6.7
Refinancing costs and losses on early extinguishment of debt	0.7	—
Other (income) and expense, net	—	(0.1)
Income before income taxes	7.7	8.5
Provision for income taxes	2.9	3.1
Net income	4.8%	5.4%

Quarter Ended May 4, 2013 Compared to the Quarter Ended April 28, 2012

Net Sales—Net sales increased for the first quarter of fiscal 2013 by $15 million, or 1.5%, over the first quarter of fiscal 2012 due primarily to $21 million of incremental revenue from our non-comparable store sales, partially offset by a $6 million decrease in comparable store sales. Comparable store sales decreased 0.7% driven by a 3% decrease in customer transactions, partially offset by a 1.7% increase in the average ticket and a positive impact of 0.6% from deferred custom framing revenue.  The fluctuation in the exchange rates between the United States and Canadian dollars adversely impacted the average ticket by 20 basis points.  Our strongest categories were custom framing and yarn.  The increase in custom framing was primarily because promotional events occurred earlier in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 as well as production efficiencies.  Our yarn growth is primarily driven by positive customer response to trend products.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $20 million to $586 million in the first quarter of fiscal 2013 from $566 million in the first quarter of fiscal 2012.  Cost of sales increased by $9 million due primarily to an $8 million increase in merchandise costs and a $5 million increase in inventory markdown expense mainly due to an increase in discontinued stock keeping units associated with planned merchandise resets.  This is partially offset by a $5 million decrease in our freight and distribution expenses and improved efficiencies and new product offerings in our vertically integrated framing operations. In addition, we had an $11 million increase in rent and related expenses, including $5 million from opening new stores and a $3 million increase from the timing of maintenance costs.

Cost of sales and occupancy expense increased 110 basis points as a percentage of Net sales to 59.0% for the first quarter of fiscal 2013 from 57.9% for the first quarter of fiscal 2012. Occupancy costs increased 90 basis points due to the timing of maintenance costs as well as lease expenses on new stores. In addition, we had a 20 basis point increase in cost of sales due to 60 basis points of inventory reserves partially offset by a 30 basis point improvement in efficiencies and new product offerings in our vertically integrated framing operations and 20 basis points from lower distribution and freight costs.

Selling, General and Administrative Expense—Selling, general and administrative expense was $271 million in the first quarter of fiscal 2013 compared to $260 million in the first quarter of fiscal 2012. Selling, general and administrative expense increased $7  million due to incremental store costs related to operating 51 new Michaels stores at the end of the first quarter of fiscal 2013 compared to the end of the first quarter of fiscal 2013, including $5 million in labor and payroll-related expenses.  Additionally, Selling, general and administrative expenses increased by $2 million for executive signing costs, $2 million for higher strategic initiative consulting fees, $2 million for increased advertising and $2 million for payroll and payroll-related costs.  These amounts were partially offset by $4 million in savings for bonus and share-based compensation expense.

As a percentage of Net sales, Selling, general and administrative expense increased 70 basis points due to a 70 basis point increase in new store costs, 30 basis points of payroll and payroll-related expenses, 20 basis points of advertising and 20 bps of consulting fees.  These amounts were partially offset by a 40 basis point decrease in share-based compensation and bonuses.

Related Party Expenses—Related party expenses were $4 million and $3 million in the first quarter of fiscal 2013 and fiscal 2012, respectively, consisting of management fees and associated expenses paid to affiliates of two investment firms: Bain Capital Partners, LLC and The Blackstone Group, L.P. (collectively, together with their applicable affiliates, the “Sponsors”) and Highfields Capital Management, LP.

Interest Expense—Interest expense decreased $19 million to $47 million in the first quarter of fiscal 2013 from $66 million in the first quarter of fiscal 2012. The decrease is attributable to a $405 million reduction in our total debt outstanding and by a lower average interest rate associated with our amended senior secured term loan facility.

Refinancing Costs and Losses on Early Extinguishment of Debt—We recorded a loss on the early extinguishment of debt of $7 million during the first quarter of fiscal 2013, consisting of a $5 million redemption premium and $2 million to write off debt issuance costs related to the redemption of $137 million in aggregate principal amount of our 11 3/8% Senior Subordinated Notes due November 1, 2016 (the “Senior Subordinated Notes”).  See Note 2 to the consolidated financial statements for further discussion.

Provision for Income Taxes—The effective tax rate was 38.2% for the first quarter of fiscal 2013. The effective tax rate was 36.1% for the first quarter of fiscal 2012. The current year tax rate is higher than the prior year tax rate primarily due to the prior year favorable impact related to our reserve for uncertain tax positions.  We currently estimate our annualized effective tax rate for fiscal 2013 to be 37.7%.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, to purchase inventory, to service our outstanding debt, and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities, and funds available under our senior secured asset-based revolving credit facility (“Restated Revolving Credit Facility”) will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and anticipated growth for the foreseeable future. Our ability to satisfy our liquidity needs and continue to refinance or reduce debt could be adversely affected by the occurrence of any of the events described under Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 or our failure to meet our debt covenants as described in “—Liquidity and Capital Resources—Cash Flow from Financing Activities”. Our Restated Revolving Credit Facility provides senior secured financing of up to $650 million, subject to a borrowing base. As of May 4, 2013, the borrowing base was $650 million, of which we had $182 million in outstanding borrowings, $62 million of outstanding letters of credit and $406 million of unused borrowing capacity. Our cash and equivalents decreased $1 million from $56 million at February 2, 2013 to $55 million at May 4, 2013.

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

As of February 2, 2013, we had an aggregate principal amount of $393 million of our Senior Subordinated Notes scheduled to mature in November 2016.  On February 27, 2013, we redeemed $137 million in aggregate principal amount of the outstanding Senior Subordinated Notes with cash on hand and borrowings made under our Restated Revolving Credit Facility for an aggregate redemption price (including the applicable redemption premium and accrued and unpaid interest) of $147 million.  The 7 3/4% Senior Notes mature in 2018 (“2018 Senior Notes”), and the senior secured term loan facility (“Restated Term Loan Credit Facility”) matures in or after 2018. Although no assurance can be given, depending on market conditions and other factors, we plan to repay or refinance such indebtedness prior to maturity.

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

Cash Flow from Operating Activities

Cash flow provided by operating activities during the first three months of fiscal 2013 was $2 million compared to $41 million during the first three months of fiscal 2012. The $39 million change was primarily due to a $67 million decrease for the timing of interest payments, a $20 million decrease due to the timing of income tax payments and a $1 million increase in Net income before consideration of the $7 million refinancing cost expensed and losses on early extinguishment of debt.  These amounts were partially offset by the $57 million increase due to the timing of inventory purchases.

Average inventory per Michaels store (including supporting distribution centers) decreased 8.0% from $786,000 at April 28, 2012 to $723,000 at May 4, 2013, primarily driven by decreasing inventory in the distribution centers and the timing of in-transit inventory.

Cash Flow from Investing Activities

Cash flow used in investing activities represents the following capital expenditure activities:

	Quarter Ended
	May 4,	April 28,
	2013	2012
	(in millions)
New and relocated stores and stores not yet opened (1)	$9	$5
Existing stores	4	3
Information systems	6	8
Corporate and other	3	2
	$22	$18

(1)                                 In the first three months of fiscal 2013, we incurred capital expenditures related to the opening of 15 Michaels stores in addition to the relocation of 4 Michaels stores. In the first three months of fiscal 2012, we incurred capital expenditures related to the opening of 2 Michaels stores in addition to the relocation of 6 Michaels stores.

Cash Flow from Financing Activities

Cash flow provided by financing activities during the first three months of fiscal 2013 was $19 million compared to cash used in financing activities of $9 million during the first three months of fiscal 2012. Cash flow used in financing activities for the first three months of fiscal 2013 was impacted by the redemption of the $137 million of Senior Subordinated Notes at a redemption price of 103.792%, or a total of $142 million, and net borrowings of $181 million under our Restated Revolving Credit Facility.

Non-GAAP Measures

The following table sets forth the Company’s Earnings before Interest, Taxes, Depreciation, Amortization, and Loss on early extinguishment of debt (“EBITDA excluding refinancing costs and losses on early extinguishment of debt”). The Company defines EBITDA (excluding refinancing costs and losses on early extinguishment of debt) as Net income before interest, income taxes, depreciation, amortization and loss on early extinguishment of debt. Additionally, the table presents Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”).  The Company defines Adjusted EBITDA as EBITDA (excluding refinancing costs and losses on early extinguishment of debt) adjusted for certain defined amounts that are added to, or subtracted from, EBITDA (excluding refinancing costs and losses on early extinguishment of debt)  (collectively, the “Adjustments”) in accordance with the Company’s Restated Term Loan Credit Facility and Restated Revolving Credit Facility. The Adjustments are described in further detail in the table and the footnotes to the table below.

The Company has presented EBITDA (excluding refinancing costs and losses on early extinguishment of debt) and Adjusted EBITDA to provide investors with additional information to evaluate our operating performance and our ability to service our debt.  The Company uses EBITDA (excluding refinancing costs and losses on early extinguishment of debt), among other metrics, to evaluate operating performance, to plan and forecast future periods’ operating performance and as an element of its incentive compensation targets. Adjusted EBITDA is a required calculation under the Company’s Restated Term Loan Credit Facility and its Restated Revolving Credit Facility. As it relates to the Restated Term Loan Credit Facility, Adjusted EBITDA is used in the calculations of fixed charge coverage and leverage ratios, which, under certain circumstances may result in limitations on the Company’s ability to make restricted payments as well as the determination of mandatory repayments of the loans. Under the Restated Term Loan Credit Facility, Adjusted EBITDA is used in the calculation of fixed charge coverage ratios, which under certain circumstances, may restrict the Company’s ability to make certain payments (characterized as restricted payments), investments (including acquisitions) and debt repayments.

As EBITDA (excluding refinancing costs and losses on early extinguishment of debt) and Adjusted EBITDA are not measures of operating performance or liquidity calculated in accordance with U.S. generally accepted accounting principles (“GAAP”), these measures should not be considered in isolation of, or as a substitute for, Net income, as an indicator of operating performance, or net cash provided by operating activities as an indicator of liquidity.  Our computation of EBITDA (excluding refinancing costs and losses on early extinguishment of debt) and Adjusted EBITDA may differ from similarly titled measures used by other companies. As EBITDA (excluding refinancing costs and losses on early extinguishment of debt) and Adjusted EBITDA exclude certain financial information compared with Net income and Net cash provided by operating activities, the most directly comparable GAAP financial measures, users of this financial information should consider the types of events and transactions which are excluded.

The table below shows a reconciliation of EBITDA (excluding refinancing costs and losses on early extinguishment of debt) and Adjusted EBITDA to Net income and Net cash provided by operating activities.

	Quarter Ended
	May 4,	April 28,
	2013	2012
	(in millions)
Net cash provided by operating activities	$2	$41
Depreciation and amortization	(25)	(24)
Share-based compensation	1	(1)
Debt issuance costs amortization	(2)	(4)
Refinancing costs and losses on early extinguishments of debt	(7)	—
Changes in assets and liabilities	78	41
Net income	47	53
Interest expense	47	66
Refinancing costs and losses on early extinguishment of debt	7	—
Provision for income taxes	29	30
Depreciation and amortization	25	24
EBITDA (excluding refinancing costs and losses on early extinguishment of debt)	155	173
Adjustments:
Share-based compensation	(1)	1
Sponsor fees	4	3
Termination expense	—	—
Store pre-opening costs	2	1
Foreign currency transaction losses (gains)	—	(1)
Other (1)	2	—
Adjusted EBITDA	$162	$177

(1)     Other adjustments relate to items such as the moving & relocation expenses, franchise taxes and signing bonuses.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of May 4, 2013, a 10% increase or decrease in the exchange rate of the U.S. and Canadian dollar would have a minimal impact on Net income.

We have market risk exposure arising from changes in interest rates on our Restated Term Loan Credit Facility and our Restated Revolving Credit Facility, together the (“ Senior Secured Credit Facilities”) The interest rates on our Senior Secured Credit Facilities will reprice periodically, which will impact our earnings and cash flow. The interest rates on our 2018 Senior Notes and Senior Subordinated Notes are fixed.  Based on our overall interest rate exposure to variable rate debt outstanding as of May 4, 2013, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by $18 million. A 1% increase in interest rates would decrease the fair value of our long-term fixed rate debt by $17 million. A 1% decrease in interest rates would increase the fair value of our long-term fixed rate debt by $17 million. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated by the SEC under the Securities Exchange Act of 1934 that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

ITEM 5.  Other Information

Submission of Matters to a Vote of Security Holders

By a written consent dated March 14, 2013, holders of 93.14% of the common stock of the Company voted their shares to increase the size of the Company’s board of directors to nine directors, elect Carl S. Rubin to the board of directors with an effective appointment date of March 18, 2013, and to ratify transactions with the Company’s affiliates for fiscal year 2012. The affirmative vote of more than 50% of the stockholders was required to take such action.

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act of 1934, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by this Quarterly Report on Form 10-Q. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). We do not believe we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended May 4, 2013.

The Blackstone Group L.P., one of our Sponsors, informed us of disclosures publicly filed and/or provided to them by Hilton Worldwide, Inc., SunGard Capital Corp., SunGard Capital Corp. II, SunGard Data Systems Inc., and Travelport Limited, which may be considered their affiliates. These disclosures are included in, and the Company hereby incorporates by reference herein, Exhibit 99.1 to this this Quarterly Report on Form 10-Q.

Item 6.  Exhibits.

(a) Exhibits:

Exhibit Number	Description of Exhibit

10.1	Employment Agreement, dated February 13, 2013, between Michaels Stores, Inc. and Carl S. Rubin (filed herewith).*

10.2	Restricted Stock Award Agreements, dated March 18, 2013, between Michaels Stores, Inc. and Carl S. Rubin (filed herewith).*

10.3	Stock Option Agreements, dated March 18, 2013, between Michaels Stores, Inc. and Carl S. Rubin (filed herewith).*

31.1	Certifications of Carl S. Rubin pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Charles M. Sonsteby pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Section 13 (r) Disclosure.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Management contract or compensatory plan or arrangement.

MICHAELS STORES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAELS STORES, INC.

	By:	/s/ Carl S. Rubin
Carl S. Rubin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Charles M. Sonsteby
Charles M. Sonsteby
Chief Administrative Officer & Chief Financial Officer
(Principal Financial Officer)

Dated: May 24, 2013

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Employment Agreement, dated February 13, 2013, between Michaels Stores, Inc. and Carl S. Rubin (filed herewith).*

10.2	Restricted Stock Award Agreements, dated March 18, 2013, between Michaels Stores, Inc. and Carl S. Rubin (filed herewith).

10.3	Stock Option Agreements, dated March 18, 2013, between Michaels Stores, Inc. and Carl S. Rubin (filed herewith).

31.1	Certifications of Carl S. Rubin pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Charles M. Sonsteby pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Section 13 (r) Disclosure.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Management contract or compensatory plan or arrangement.