Form 10-Q
period 2013-08-03
MICHAELS STORES INC
filed 2013-08-30
CIK 740670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2013

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

As of August 26, 2013, 100 shares of the Registrant’s Common Stock were outstanding.

*The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

MICHAELS STORES, INC.

FORM 10-Q

MICHAELS STORES, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

(Unaudited)

	August 3,	February 2,	July 28,
	2013	2013	2012
ASSETS
Current assets:
Cash and equivalents	$51	$56	$113
Merchandise inventories	905	865	922
Prepaid expenses and other	96	86	89
Deferred income taxes	37	37	42
Income tax receivable	34	3	27
Total current assets	1,123	1,047	1,193
Property and equipment, at cost	1,542	1,502	1,438
Less accumulated depreciation and amortization	(1,195)	(1,164)	(1,112)
Property and equipment, net	347	338	326
Goodwill	94	94	95
Debt issuance costs, net of accumulated amortization of $54, $54, and $82, respectively	40	46	51
Deferred income taxes	13	13	18
Other assets	5	3	3
Total non-current assets	152	156	167
Total assets	$1,622	$1,541	$1,686

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$289	$263	$277
Accrued liabilities and other	338	367	351
Current portion of long-term debt	238	150	1
Deferred income taxes	4	4	1
Income taxes payable	1	40	2
Total current liabilities	870	824	632
Long-term debt	2,882	2,891	3,363
Deferred income taxes	2	2	11
Other long-term liabilities	81	83	86
Total long-term liabilities	2,965	2,976	3,460
Total liabilities	3,835	3,800	4,092
Commitments and contingencies
Stockholders’ deficit:
Common Stock, $0.10 par value, 100 shares authorized; 100 shares issued and outstanding	—	—	—
Additional paid-in capital	60	61	62
Accumulated deficit	(2,277)	(2,326)	(2,474)
Accumulated other comprehensive income	4	6	6
Total stockholders’ deficit	(2,213)	(2,259)	(2,406)
Total liabilities and stockholders’ deficit	$1,622	$1,541	$1,686

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(Unaudited)

	Quarter Ended		Six Months Ended
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012
Net sales	$904	$892	$1,897	$1,870
Cost of sales and occupancy expense	567	553	1,153	1,119
Gross profit	337	339	744	751
Selling, general, and administrative expense	258	252	529	512
Related party expenses	3	4	7	7
Store pre-opening costs	1	1	3	2
Operating income	75	82	205	230
Interest expense	45	61	92	127
Refinancing costs and losses on early extinguishment of debt	—	—	7	—
Other (income) and expense, net	1	—	1	(1)
Income before income taxes	29	21	105	104
Provision for income taxes	9	8	38	38
Net income	20	13	67	66

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(2)	(2)	(2)	—
Actuarial gain on pension plan	1	—	—	—
Comprehensive income	$19	$11	$65	$66

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six Months Ended
	August 3,	July 28,
	2013	2012
Operating activities:
Net income	$67	$66
Adjustments:
Depreciation and amortization	50	46
Share-based compensation and other	1	3
Debt issuance costs amortization	4	8
Refinancing costs and losses on early extinguishment of debt	7	—
Changes in assets and liabilities:
Merchandise inventories	(40)	(82)
Prepaid expenses and other	(13)	(9)
Accounts payable	43	(23)
Accrued interest	(2)	(4)
Accrued liabilities and other	(38)	(42)
Income taxes	(71)	(43)
Other long-term liabilities	(2)	1
Net cash provided by (used in) operating activities	6	(79)

Investing activities:
Additions to property and equipment	(50)	(45)
Net cash used in investing activities	(50)	(45)

Financing activities:
Redemption of senior subordinated notes due 2016	(142)	—
Repurchase of subordinated discount notes due 2016	—	(127)
Repayments on senior secured term loan facility	(4)	—
Borrowings on asset-based revolving credit facility	375	—
Payments on asset-based revolving credit facility	(154)	—
Repurchase of common stock	(45)	(3)
Proceeds from stock options exercised	25	2
Payment of capital leases	(2)	(1)
Change in cash overdraft	(14)	(5)
Net cash provided by (used in) financing activities	39	(134)

Net decrease in cash and equivalents	(5)	(258)
Cash and equivalents at beginning of period	56	371
Cash and equivalents at end of period	$51	$113

Supplemental Cash Flow Information:
Cash paid for interest	$89	$122
Cash paid for income taxes	$109	$80

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter and Six Months Ended August 3, 2013

(Unaudited)

Note 1.   Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Michaels Stores, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. All expressions of the “Company”, “Michaels”, “us,” “we,” “our,” and all similar expressions are references to Michaels Stores, Inc. and  its consolidated, wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

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

Because of the seasonal nature of our business, the results of operations for the quarter ended August 3, 2013 are not indicative of the results to be expected for the entire year.

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. All references herein to “fiscal 2013” relate to the 52 weeks ending February 1, 2014, and all references to”fiscal 2012” relate to the 53 weeks ended February 2, 2013.  In addition, all references herein to “the second quarter of fiscal 2013” relate to the 13 weeks ended August 3, 2013, and all references to “the second quarter of fiscal 2012” relate to the 13 weeks ended July 28, 2012. Finally, all references to “the six months ended August 3, 2013” relate to the 26 weeks ended August 3, 2013, and “the six months ended July 28, 2012” relate to the 26 weeks ended July 28, 2012.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists.” ASU 2013-11 requires unrecognized tax benefits to be presented as a decrease in a net operating loss, similar tax loss or tax credit carryforward  if certain criteria are met.    ASU 2013-11, which is prospective, is effective for reporting periods beginning after December 15, 2013, with earlier adoption permitted.  Retrospective application is also permitted. We are still evaluating the standard to determine when we will adopt the standard but we do not believe the implementation of this standard will result in a material impact to our financial statements.

Note 2.   Debt

Our outstanding debt is detailed in the table below.  We were in compliance with the terms and conditions of all debt agreements for all periods presented.

	August 3, 2013	February 2, 2013	July 28, 2012	Interest Rate
	(in millions)
Senior secured term loan	$1,636	$1,640	$1,996	Variable
Senior notes	1,007	1,007	795	7.750%
Senior subordinated notes	255	393	393	11.375%
Subordinated discount notes	—	—	180	13.000%
Asset-based revolving credit facility	222	1	—	Variable
Total debt	3,120	3,041	3,364
Less current portion	238	150	1
Long-term debt	$2,882	$2,891	$3,363

11 3/8% Senior Subordinated Notes due 2016

On January 28, 2013, we caused to be delivered to the holders of our outstanding 11 3/8% Senior Subordinated Notes due November 1, 2016 (the “Senior Subordinated Notes”) an irrevocable notice relating to the redemption of $137 million in aggregate principal amount of the Senior Subordinated Notes. On February 27, 2013, we redeemed the $137 million of Senior Subordinated Notes at a redemption price equal to 103.792%.  In accordance with Accounting Standards Codification (“ASC”) 470 Debt, we recorded a loss on early extinguishment of debt of approximately $7 million related to the partial redemption of our Senior Subordinated Notes. The $7 million loss is comprised of a $5 million redemption premium and $2 million to write off related debt issuance costs.

Restated Revolving Credit Facility

As of August 3, 2013, the borrowing base of our restated senior secured asset-based revolving credit facility (“the Restated Revolving Credit Facility”) was $650 million, of which we had $222 million in borrowings, $61 million of outstanding letters of credit and the unused borrowing capacity was $367 million.

Restated Term Loan Credit Facility

The Company is required to make scheduled quarterly payments, each equal to 0.25% of the original principal amount of the term loans, subject to adjustments relating to the incurrence of additional term loans under the Restated Term Loan Credit Facility, for the first six years and three quarters, with the balance paid on January 28, 2020.  The Company paid $4 million for the quarter ended August 3, 2013 and the current portion of debt includes $16 million that will be paid during the next four quarters.

Note 3.   Comprehensive Income

Accumulated other comprehensive income, net of tax, is reflected in the Consolidated Balance Sheets as follows:

Foreign Currency Translation and Other
(in millions)
Balance at February 2, 2013	$6
Foreign currency translation adjustment	(2)
Balance at August 3, 2013	$4

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

We apply fair value techniques on a non-recurring basis for the establishment of potential impairment loss related to goodwill pursuant to ASC 350, Intangibles—Goodwill and Other and determining the fair value of long-lived assets pursuant to ASC 360, Property, Plant, and Equipment. During the quarter and six months ended August 3, 2013, there were no material events or changes in circumstances indicating the carrying amounts of our goodwill or long-lived assets may not be recoverable.

The table below provides the carrying and fair values of our senior secured term loan facility (“Restated Term Loan Credit Facility”), our 7 3/4% Senior Notes that mature in 2018 (“2018 Senior Notes”) and our Senior Subordinated Notes, (together, with our 2018 Senior Notes, “our notes” ) as of August 3, 2013. The fair value of our Restated Term Loan Credit Facility was determined based on quoted market prices of similar instruments which are considered Level 2 inputs within the fair value hierarchy. The fair value of our notes was determined based on recent trades which are considered Level 1 inputs within the fair value hierarchy.

	Carrying Value	Fair Value
	(in millions)
Senior secured term loan	$1,636	$1,645
Senior notes	1,007	1,079
Senior subordinated notes	255	267

Note 5.   Income Taxes

The effective tax rate was 31.0% for the second quarter of fiscal 2013. The effective tax rate was 40.1% for the second quarter of fiscal 2012. The current year tax rate is lower than the prior year tax rate due primarily to the realization of state tax credits this year.

The effective tax rate was 36.2% for the first six months of fiscal 2013. The effective tax rate was 36.6% for the first six months of fiscal 2012. The rate was lower than the prior year six month tax rate due primarily to the realization of state tax credits this year partly offset by the prior year favorable impact related to our reserve for uncertain tax positions. We currently estimate our annualized effective tax rate for fiscal 2013 to be 37.4%.

Note 6.   Commitments and Contingencies

We are involved in ongoing legal and regulatory proceedings.  Other than those described in the following paragraphs, there were no material changes to our disclosures of commitments and contingencies from our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 and our Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2013.

Consumer Class Action Claims

Massachusetts Zip Code Claims

Relying in part on the California Supreme Court decision, an additional purported class action lawsuit was filed on May 20, 2011 against the Company: Melissa Tyler v. Michaels Stores, Inc. in the U.S. District Court-District of Massachusetts, alleging violation of a Massachusetts statute regarding the collection of personally identification information in connection with a credit card transaction.   On March 11, 2013, the Massachusetts Supreme Judicial Court ruled on certified questions on the interpretation of the statute and remanded the case to the U.S. District Court for further proceedings.  Following the Judicial Court’s decision, an additional purported class action lawsuit asserting the same allegations in Tyler was filed in the U.S. District Court-District of Massachusetts by Susan D’Esposito, and the two cases have been consolidated.   On August 12, 2013, a tentative settlement that is subject to Court approval was reached for an amount that will not have a material effect on our Consolidated Financial Statements.

Governmental inquiries and related matters

Non-U.S. trust inquiry

In early 2005, the District Attorney’s office of the County of New York and the SEC opened inquiries concerning non-U.S. trusts that directly or indirectly held shares of Michaels common stock and common stock options. On July 29, 2010, the SEC filed a civil enforcement action in federal district court for the Southern District of New York against Charles Wyly, Sam Wyly, the Wylys’ attorney—Michael French, and others alleging, among other things, violations of various federal securities laws, including those governing ownership reporting and trading of securities, in connection with the non-U.S. trusts and their subsidiaries. Additional information may be obtained at the SEC’s website. Sam Wyly, the estate of Charles Wyly and Mr. French, also a former director of the Company, have requested indemnification from the Company for certain legal costs with respect to these matters. The Company has resolved all claims with regards to Sam Wyly and the estate of Charles Wyly for an immaterial amount.

On April 12, 2012, Mr. French filed a lawsuit against the Company and the non-U.S. trusts in the District Court of Dallas County, Texas. The matter was dismissed as to the non-U.S. trusts. Mr. French seeks damages from the Company for breach of contract, attorneys’ fees and costs related to the Company’s alleged indemnification obligations to Mr. French and attorneys’ fees and costs related to the lawsuit. On August 9, 2013, the dispute was settled for an amount that will not have a material effect on our Consolidated Financial Statements.

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

For some of the matters disclosed above, as well as other matters previously disclosed in the Company’s filings with the Securities and Exchange Commission (“SEC”), the Company is currently able to estimate a reasonably possible loss or range of loss in excess of amounts accrued (if any). For some of the matters included within this estimation, an accrual has been made because a loss is believed to be both probable and reasonably estimable, but an exposure to loss exists in excess of the amount accrued; in these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, although estimable, is believed to be reasonably possible, but not probable; in these cases the estimate reflects the reasonably possible loss or range of loss within the ranges identified. For the various ranges identified, the aggregate of these estimated amounts is approximately $10 million, which is also inclusive of amounts accrued by the Company.

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

Note 7.   The Michaels Companies and its Subsidiaries

In July 2013, Michaels was reorganized into a holding company structure (“Reorganization”).  The Michaels Companies, Inc. (“Parent”), Michaels FinCo Holdings, LLC (“FinCo Holdings”), Michaels FinCo, Inc. (“ FinCo Inc”) and Michaels Funding, Inc. (“Holdings”) and Michaels Stores Merger Co, Inc. (“MergerCo”) were formed in connection with the Reorganization: (i) MergerCo was merged with and into Michaels with Michaels being the surviving corporation; (ii) each share of Michaels’ common stock was converted into the right to receive one share of Parent common stock, subject to the same vesting conditions, if any, as applied to the share so converted, and each such share of Michaels’ common stock was cancelled and retired and ceased to exist; and (iii)  each option to purchase one or more shares of common stock of Michaels was assumed by Parent and converted into an option to purchase an equivalent number of shares of common stock of Parent with the remaining terms of each such option remaining unchanged except as was necessary to reflect the Reorganization. Approximately 118 million shares of Michaels’ common stock were converted into Parent common stock. The Michaels’ shares were then cancelled and retired and an amount equal to the par value of the original shares was transferred from the common stock account to paid-in capital. Michaels then issued 100 shares of stock with a $0.10 par value to Holdings. In addition, common stock issued and outstanding and additional paid-in capital for February 2, 2013 and July 28, 2012 on the Consolidated Balance Sheets have been adjusted to reflect this transaction as if it happened prior to those dates.

As a result of the Reorganization, FinCo Holdings is wholly owned by the Parent.  FinCo Inc and Holdings are wholly owned by FinCo Holdings.  Michaels is wholly owned by Holdings.

Subsequent to the Reorganization, on July 29, 2013, FinCo Holdings and FinCo Inc issued $800 million aggregate principal amount of 7.50%/8.25% PIK Toggle Notes due 2018 (“PIK Notes”). The PIK Notes were issued in a private transaction.  Interest payments on the PIK Notes are due February 1 and August 1 of each year until maturity.  The first two interest payments and the last interest payment are required to be paid entirely in cash.  All other interest payments must be made in cash, except that all or a portion of the interest on the PIK Notes may be paid by increasing the principal amount of the outstanding PIK Notes or by issuing additional PIK Notes depending on the amount of cash dividends that can be paid by the Company under our credit agreements governing our Senior Secured Credit Facilities, the terms of the indentures governing our outstanding notes and the terms of our other indebtedness outstanding at the time.  The proceeds from the debt issuance were about $782 million, after deducting the initial purchasers’ discount and estimated fees and expenses.  FinCo Holdings distributed the net proceeds to Parent and the proceeds were used to fund a cash dividend to the Parent’s equity and equity-award holders and pay related fees and expenses.

The PIK Notes are senior unsecured obligations of FinCo Holdings and FinCo Inc and are not guaranteed by the Company or any of the Company’s subsidiaries.  In addition, neither the PIK Notes nor the dividend transaction is reflected in the financial statements of the Company.  If interest on the PIK Notes is paid in cash, annual interest payments will total $60 million or a total of approximately $301 million from July 29, 2013 until August, 1, 2018, the maturity date.  Any cash interest payments will be funded by the Company through a cash dividend to Holdings.

Note 8.   Segments and Geographic Information

We consider our Michaels — U.S., Michaels — Canada, Aaron Brothers and online scrapbooking business operations to be our operating segments for purposes of determining reportable segments based on the criteria of ASC 280, Segment Reporting. We determined that our Michaels — U.S., Michaels — Canada, and Aaron Brothers operating segments have similar economic characteristics and meet the aggregation criteria set forth in ASC 280. Therefore, we combine those operating segments into one reporting segment.  During the second quarter of 2013, the online scrapbooking business was discontinued; as an operating segment, it is immaterial to the financial statements as a whole.

Our sales and assets by country are as follows:

	Quarter Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(in millions)
Net Sales:
United States	$819	$812	$1,717	$1,703
Canada	85	80	180	167
Consolidated Total	$904	$892	$1,897	$1,870

	August 3, 2013	February 2, 2013	July 28, 2012
	(in millions)
Total Assets:
United States	$1,499	$1,432	$1,569
Canada	123	109	117
Consolidated Total	$1,622	$1,541	$1,686

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

	Quarter Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(in millions)
Net income	$20	$13	$67	$66
Interest expense	45	61	92	127
Refinancing costs and losses on early extinguishments of debt	—	—	7	—
Provision for income taxes	9	8	38	38
Depreciation and amortization	25	22	50	46
EBITDA (excluding refinancing costs and losses on early extinguishments of debt)	$99	$104	$254	$277

Note 9.   Related Party Transactions

We pay annual management fees to Bain Capital Partners, LLC (“Bain Capital”) and The Blackstone Group L.P. (“The Blackstone Group” and, together with Bain Capital, the “Sponsors”) and Highfields Capital Management LP in the amount of $12 million and $1 million, respectively. We recognized $3 million and $4 million of expense related to annual management fees during the second quarter of fiscal 2013 and fiscal 2012, respectively and $7 million during the six months ended August 3, 2013 and July 28, 2012, respectively. These expenses are included in related party expenses on the Consolidated Statements of Comprehensive Income.

Bain Capital owns a majority equity position in LogicSource, an external vendor we utilize for print procurement services.  Payments associated with this vendor during the second quarters of fiscal 2013 and fiscal 2012 were $1 million and were $2 million and $3 million during the six months ended August 3, 2013 and July 28, 2012, respectively.  These expenses are included in Selling, general and administrative expense on the Consolidated Statements of Comprehensive Income.

The Blackstone Group owns a majority equity position in Brixmor Properties Group, a vendor we utilize to lease certain properties. Payments associated with this vendor during each of the second quarters of fiscal 2013 and fiscal 2012 were $1 million and were $2 million during the six months ended August 3, 2013 and July 28, 2012.  These expenses are included in Cost of sales and occupancy expense in the Consolidated Statements of Comprehensive Income.

The Blackstone Group owns a majority equity position in RGIS, an external vendor we utilize to count our store inventory. Payments associated with this vendor during the second quarters of fiscal 2013 and fiscal 2012 were $2 million and $1 million, respectively and were $3 million during the six months ended August 3, 2013 and July 28, 2012. These expenses are included in Selling, general and administrative expense on the Consolidated Statements of Comprehensive Income.

The Blackstone Group owns a majority equity position in Vistar, an external vendor we utilize for all of the candy-type items in our stores.  Payments associated with this vendor during the second quarter of fiscal 2013 and fiscal 2012 were $6 million and were $12 million and $11 million during the six months ended August 3, 2013 and July 28, 2012, respectively. These expenses are recognized in cost of sales as the sales are recorded.

Our current directors (other than Jill A. Greenthal and Carl S. Rubin) are affiliates of Bain Capital or The Blackstone Group.  As such, some or all of such directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain Capital and The Blackstone Group.  As of August 3, 2013, affiliates of The Blackstone Group held $38 million of our Restated Term Loan Credit Facility.

As a result of the Reorganization discussed in Note 7, at August 3, 2013, the Company has recorded a receivable from Parent of  $4 million for payments made by the Company related to the repurchase of stock issued by Parent as a result of a stock option exercise by an employee of the Company. Amounts paid by the Company on Parent’s behalf related to the dividend payment discussed in Note 7 and the stock option exercise discussed above were $20 million for the six months ended August 3, 2013.

Note 10.  Condensed Consolidating Financial Information

All obligations of the Company under its notes, the Restated Revolving Credit Facility and the Restated Term Loan Credit Facility are guaranteed by each of its subsidiaries other than Aaron Brothers Card Services, LLC, Artistree of Canada, ULC and Michaels Stores of Puerto Rico, LLC and will be guaranteed by its direct parent, Holdings. As of August 3, 2013, the financial statements of Aaron Brothers Card Services, LLC, Artistree of Canada, ULC and Michaels Stores of Puerto Rico, LLC were immaterial. Each subsidiary guarantor is 100% owned, directly or indirectly, by the Company and such guarantees of each subsidiary guarantor are (and the guarantee of Holdings will be) joint and several and full and unconditional.

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

Supplemental Condensed Consolidating Balance Sheet

	August 3, 2013
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$28	$23	$—	$51
Merchandise inventories	615	290	—	905
Intercompany receivables	—	481	(481)	—
Other	139	28	—	167
Total current assets	782	822	(481)	1,123
Property and equipment, net	274	73	—	347
Goodwill	94	—	—	94
Investment in subsidiaries	472	—	(472)	—
Other assets	56	2	—	58
Total assets	$1,678	$897	$(953)	$1,622

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5	$284	$—	$289
Accrued liabilities and other	208	130	—	338
Current portion of long-term debt	238	—	—	238
Intercompany payable	481	—	(481)	—
Other	5	—	—	5
Total current liabilities	937	414	(481)	870
Long-term debt	2,882	—	—	2,882
Other long-term liabilities	72	11	—	83
Total stockholders’ deficit	(2,213)	472	(472)	(2,213)
Total liabilities and stockholders’ deficit	$1,678	$897	$(953)	$1,622

Supplemental Condensed Consolidating Balance Sheet

	February 2, 2013
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$37	$19	$—	$56
Merchandise inventories	590	275	—	865
Intercompany receivables	—	323	(323)	—
Other	105	21	—	126
Total current assets	732	638	(323)	1,047
Property and equipment, net	271	67	—	338
Goodwill	94	—	—	94
Investment in subsidiaries	301	—	(301)	—
Other assets	59	3	—	62
Total assets	$1,457	$708	$(624)	$1,541

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5	$258	$—	$263
Accrued liabilities and other	235	132	—	367
Current portion of long-term debt	150	—	—	150
Intercompany payable	323	—	(323)	—
Other	39	5	—	44
Total current liabilities	752	395	(323)	824
Long-term debt	2,891	—	—	2,891
Other long-term liabilities	73	12	—	85
Total stockholders’ deficit	(2,259)	301	(301)	(2,259)
Total liabilities and stockholders’ deficit	$1,457	$708	$(624)	$1,541

Supplemental Condensed Consolidating Balance Sheet

	July 28, 2012
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$93	$20	$—	$113
Merchandise inventories	600	322	—	922
Intercompany receivables	—	556	(556)	—
Other	135	23	—	158
Total current assets	828	921	(556)	1,193
Property and equipment, net	265	61	—	326
Goodwill	95	—	—	95
Investment in subsidiaries	586	—	(586)	—
Other assets	69	3	—	72
Total assets	$1,843	$985	$(1,142)	$1,686

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$8	$269	$—	$277
Accrued liabilities and other	232	119	—	351
Current portion of long-term debt	1	—	—	1
Intercompany payable	556	—	(556)	—
Other	3	—	—	3
Total current liabilities	800	388	(556)	632
Long-term debt	3,363	—	—	3,363
Other long-term liabilities	86	11	—	97
Total stockholders’ deficit	(2,406)	586	(586)	(2,406)
Total liabilities and stockholders’ deficit	$1,843	$985	$(1,142)	$1,686

Supplemental Condensed Consolidating Statement of Comprehensive Income

	Quarter Ended August 3, 2013
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$783	$534	$(413)	$904
Cost of sales and occupancy expense	522	458	(413)	567
Gross profit	261	76	—	337
Selling, general, and administrative expense	225	33	—	258
Related party expenses	3	—	—	3
Store pre-opening costs	1	—	—	1
Operating income	32	43	—	75
Interest expense	45	—	—	45
Refinancing costs and losses on early extinguishment of debt	—	—	—	—
Other (income) and expense, net	—	1	—	1
Intercompany charges (income)	12	(12)	—	—
Equity in earnings of subsidiaries	54	—	(54)	—
Income before income taxes	29	54	(54)	29
Provision for income taxes	9	17	(17)	9
Net income	20	37	(37)	20

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(2)	—	—	(2)
Actuarial gain on pension plan	1	—	—	1
Comprehensive income	$19	$37	$(37)	$19

Supplemental Condensed Consolidating Statement of Comprehensive Income

	Quarter Ended July 28, 2012
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$777	$521	$(406)	$892
Cost of sales and occupancy expense	515	444	(406)	553
Gross profit	262	77	—	339
Selling, general, and administrative expense	219	33	—	252
Related party expenses	4	—	—	4
Store pre-opening costs	1	—	—	1
Operating income	38	44	—	82
Interest expense	61	—	—	61
Other (income) and expense, net	—	—	—	—
Intercompany charges (income)	15	(15)	—	—
Equity in earnings of subsidiaries	59	—	(59)	—
Income before income taxes	21	59	(59)	21
Provision for income taxes	8	22	(22)	8
Net income	13	37	(37)	13

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(2)	—	—	(2)
Comprehensive income	$11	$37	$(37)	$11

Supplemental Condensed Consolidating Statement of Comprehensive Income

	Six Months Ended August 3, 2013
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$1,652	$1,081	$(836)	$1,897
Cost of sales and occupancy expense	1,077	912	(836)	1,153
Gross profit	575	169	—	744
Selling, general, and administrative expense	458	71	—	529
Related party expenses	7	—	—	7
Store pre-opening costs	3	—	—	3
Operating income	107	98	—	205
Interest expense	92	—	—	92
Refinancing costs and losses on early extinguishment of debt	7	—	—	7
Other (income) and expense, net	—	1	—	1
Intercompany charges (income)	25	(25)	—	—
Equity in earnings of subsidiaries	122	—	(122)	—
Income before income taxes	105	122	(122)	105
Provision for income taxes	38	44	(44)	38
Net income	67	78	(78)	67
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(2)	—	—	$(2)
Comprehensive income	$65	$78	$(78)	$65

Supplemental Condensed Consolidating Statement of Comprehensive Income

	Six Months Ended July 28, 2012
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$1,638	$1,070	$(838)	$1,870
Cost of sales and occupancy expense	1,051	906	(838)	1,119
Gross profit	587	164	—	751
Selling, general, and administrative expense	444	68	—	512
Related party expenses	7	—	—	7
Store pre-opening costs	2	—	—	2
Operating income	134	96	—	230
Interest expense	127	—	—	127
Other (income) and expense, net	—	(1)	—	(1)
Intercompany charges (income)	32	(32)	—	—
Equity in earnings of subsidiaries	129	—	(129)	—
Income before income taxes	104	129	(129)	104
Provision for income taxes	38	47	(47)	38
Net income	66	82	(82)	66
Comprehensive income	$66	$82	$(82)	$66

Supplemental Condensed Consolidating Statement of Cash Flows

	Six Months Ended August 3, 2013
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net cash (used in) provided by operating activities	$(13)	$66	$(47)	$6

Investing activities:
Cash paid for property and equipment	(35)	(15)	—	(50)
Net cash used in investing activities	(35)	(15)	—	(50)

Financing activities:
Net repayments of short-term debt	75	—	—	75
Intercompany dividends	—	(47)	47	—
Other financing activities	(36)	—	—	(36)
Net cash provided by (used in) financing activities	39	(47)	47	39

Decrease in cash and equivalents	(9)	4	—	(5)
Beginning cash and equivalents	37	19	—	56
Ending cash and equivalents	$28	$23	$—	$51

Supplemental Condensed Consolidating Statement of Cash Flows

	Six Months Ended July 28, 2012
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net cash used in operating activities	$(98)	$68	$(49)	$(79)

Investing activities:
Cash paid for property and equipment	(38)	(7)	—	(45)
Net cash used in investing activities	(38)	(7)	—	(45)

Financing activities:
Net repayment of long term debt	(127)			(127)
Intercompany dividends	—	(49)	49	—
Other financing activities	(7)	—	—	(7)
Net cash used in financing activities	(134)	(49)	49	(134)

Decrease in cash and equivalents	(270)	12	—	(258)
Beginning cash and equivalents	363	8	—	371
Ending cash and equivalents	$93	$20	$—	$113

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

•                  significant increases in inflation or commodity prices such as petroleum, natural gas, electricity, steel, wood and paper may adversely affect our costs, including cost of merchandise;

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

•                  our results may be adversely affected by serious disruptions or catastrophic events, including geo-political events and weather; and

•                  the interests of our indirect parent, FinCo Holding, and our Sponsors may conflict with the interests of our debt holders.

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

General

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31.  All references herein to “fiscal 2013” relate to the 52 weeks ending February 1, 2014 and all references to “fiscal 2012” relate to the 53 weeks ended February 2, 2013. In addition, all references herein to “the second quarter of fiscal 2013” relate to the 13 weeks ended August 3, 2013 and all references to “the second quarter of fiscal 2012” relate to the 13 weeks ended July 28, 2012. Finally, all references to “the six months ended August 3, 2013” relate to the 26 weeks ended August 3, 2013, and “the six months ended July 28, 2012” relate to the 26 weeks ended July 28, 2012.

The following table sets forth certain of our unaudited operating data:

	Quarter Ended		Six Months Ended
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012
Michaels stores:
Retail stores open at beginning of period	1,113	1,066	1,099	1,064
Retail stores opened during the period	6	8	21	10
Retail stores opened (relocations) during the period	4	4	8	10
Retail stores closed during the period	—	—	(1)	—
Retail stores closed (relocations) during the period	(4)	(4)	(8)	(10)
Retail stores open at end of period	1,119	1,074	1,119	1,074

Aaron Brothers stores:
Retail stores open at beginning of period	122	130	125	134
Retail stores opened (relocations) during the period	1	—	2	—
Retail stores closed during the period	(1)	(2)	(4)	(6)
Retail stores closed (relocations) during the period	—	—	(1)	—
Retail stores open at end of period	122	128	122	128

Total store count at end of period	1,241	1,202	1,241	1,202

Other operating data:
Average inventory per Michaels store (in thousands) (1)	$774	$823	774	$823
Comparable store sales (decrease) increase (2)	(1.3)%	2.9%	(1.0)%	2.1%

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

	Quarter Ended		Six Months Ended
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	62.7	62.0	60.8	59.8
Gross profit	37.3	38.0	39.2	40.2
Selling, general, and administrative expense	28.5	28.3	27.9	27.4
Related party expenses	0.3	0.5	0.4	0.4
Store pre-opening costs	0.1	0.1	0.2	0.1
Operating income	8.4	9.1	10.7	12.3
Interest expense	5.0	6.8	4.8	6.8
Refinancing costs and losses on early extinguishment of debt	—	—	0.4	—
Other (income) and expense, net	0.1	—	—	—
Income before income taxes	3.3	2.3	5.5	5.5
Provision for income taxes	1.0	0.9	2.0	2.0
Net income	2.3%	1.4%	3.5%	3.5%

Quarter Ended August 3, 2013 Compared to the Quarter Ended July 28, 2012

Net Sales—Net sales increased for the second quarter of fiscal 2013 by $12 million, or 1.3%, over the second quarter of fiscal 2012 due primarily to $24 million of incremental revenue from our non-comparable store sales, partially offset by a $12 million decrease in comparable store sales. Comparable store sales decreased 1.3% due to a 3.6% decrease in customer transactions and a 0.4% negative impact from deferred custom framing revenue, which was partially offset by a 2.7% increase in the average ticket.  The fluctuation in the exchange rates between the United States and Canadian dollars adversely impacted the average ticket by 10 basis points.  Two of our strongest categories were home accents and yarn.  The increase in home accents was due to positive customer response to our expanded assortment and improved presentation.  Our yarn growth is primarily driven by positive customer response to trend products.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $14 million to $567 million in the second quarter of fiscal 2013 from $553 million in the second quarter of fiscal 2012.  Cost of sales increased $4 million due to lower recognition of vendor allowances, $2 million due to the timing of the recognition of capitalized inventory costs and $3 million due primarily to increased merchandise costs for higher sales compared to the prior year.   This is partly offset by $4 million due to favorable shrink experience and by $3 million due to improved efficiencies and new product offerings in our vertically integrated framing operations.  In addition, we had a $13 million increase in rent and related expenses, including $5 million from opening new stores, a $6 million increase in store remodel and improvement expenses and a $1 million increase due to the timing of maintenance costs.

Cost of sales and occupancy expense increased 70 basis points as a percentage of Net sales to 62.7% for the second quarter of fiscal 2013 from 62.0% for the second quarter of fiscal 2012. Occupancy costs increased 120 basis points due to increased remodel expenses, pre-opening lease expenses on new stores and the timing of maintenance costs. Merchandise costs decreased 80 basis points driven by our direct import and private brand initiatives, as well as improved pricing and promotion management.  In addition, cost of sales decreased due to a 30 basis point improvement in efficiencies and new product offerings in our vertically integrated framing operation.  These amounts were partially offset by a 70 basis point increase in freight and distribution costs.

Selling, General and Administrative Expense— Selling, general and administrative expense was $258 million in the second quarter of fiscal 2013 compared to $252 million in the second quarter of fiscal 2012. Selling, general and administrative expense increased by $7 million due to incremental store costs related to operating an additional 45 additional Michaels stores at the end of the second quarter of fiscal 2013 compared to the end of the second quarter of fiscal 2012.  Additionally, payroll-related costs for existing stores increased by $2 million for the comparable periods. These increases were partially offset by $6 million in savings for bonus expense. As a percentage of Net sales, Selling, general and administrative expense increased 20 basis points for the reasons indicated above.

Related Party Expenses—Related  party expenses were $3 million and $4 million in the second quarter of fiscal 2013 and fiscal 2012, respectively, consisting of management fees and associated expenses paid to affiliates of two investment firms: Bain Capital Partners, LLC and The Blackstone Group, L.P. (collectively, together with their applicable affiliates, the “Sponsors”) and Highfields Capital Management, LP.

Interest Expense—Interest expense decreased $16 million to $45 million in the second quarter of fiscal 2013 from $61 million in the second quarter of fiscal 2012. The decrease is attributable to a $244 million reduction in our total debt outstanding and by a lower average interest rate associated with our amended senior secured term loan facility.

Provision for Income Taxes—The effective tax rate was 31.0% for the second quarter of fiscal 2013. The effective tax rate was 40.1% for the second quarter of fiscal 2012. The current year tax rate is lower than the prior year tax rate primarily due to the realization of state tax credits this year.  We currently estimate our annualized effective tax rate for fiscal 2013 to be 37.4%.

Six Months Ended August 3, 2013 Compared to the Six Months Ended July 28, 2012

Net Sales—Net sales increased for the first six months of fiscal 2013 by $27 million, or 1.4%, over the first six months of fiscal 2012 due primarily to $45 million of incremental revenue from our non-comparable store sales, partially offset by a $18 million decrease in comparable store sales. Comparable store sales decreased 1.0% driven by a 3.4% decrease in customer transactions, partially offset by a 2.3% increase in the average ticket.  The fluctuation in the exchange rates between the United States and Canadian dollars adversely impacted the average ticket by 20 basis points.  Two of our strongest categories were yarn and custom framing.  Our yarn growth is primarily driven by positive customer response to trend products. The increase in custom framing is driven by product mix and visualization capabilities in our stores.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $34 million to $1,153 million for the first six months of fiscal 2013 from $1,119 million for the first six months of fiscal 2012.  We had a $24 million increase in rent and related expenses, including $10 million from opening new stores, a $7 million increase in store remodel and improvement expenses and a $5 million increase due to the timing of maintenance costs. In addition, cost of sales increased $10 million due to a $12 million increase in merchandise costs associated with higher sales, a $5 million increase in inventory markdowns due to an increase in discontinued stock keeping units associated with planned merchandise resets and a slower sell through of this merchandise and a $4 million reduction in the recognition of vendor allowances compared to the prior year. This was partially offset by a $6 million decrease due to improved efficiencies and new product offerings in our vertically integrated framing operations, $3 million decrease due to our direct import penetration  and private brand initiatives and $3 million of favorable shrink experience in the current year compared to the prior year.

Cost of sales and occupancy expense increased 100 basis points as a percentage of Net sales to 60.8% for the first six months of fiscal 2013 from 59.8% for the first six months of fiscal 2012.  Occupancy costs increased 110 basis points due to increased remodel expenses and lease expenses on new stores as well as the timing of repairs and maintenance expenses compared to the prior year. In addition, cost of sales decreased by 10 basis points due to 30 basis points related to improved efficiencies and new product offerings in our vertically integrated framing operations, partially offset by a 20 basis point increase related to the reduction in the recognition of vendor allowances compared to the prior year.

Selling, General, and Administrative Expense— Selling, general and administrative expense was $529 million for the first six months of fiscal 2013 compared to $512 million for the first six months of fiscal 2012. The $17 million increase was driven primarily by $14 million of incremental costs related to operating 45 additional Michaels stores.  Additionally, Selling, general and administrative expense increased by $4 million for payroll and payroll-related costs, $3 million for increased advertising, $3 million for higher strategic initiative consulting fees and $2 million for executive signing costs. These amounts were partially offset by $11 million in savings for bonus and share-based compensation expenses.

As a percentage of Net sales, Selling, general and administrative expense increased 50 basis points due to an 80 basis point increase in new store costs and a 20 basis point increase in strategic initiative consulting fees. These percentages were partially offset by a 50 basis point decrease in bonus and share-based compensation.

Related Party Expenses—Related party expenses were $7 million for the first six months of each of fiscal 2013 and fiscal 2012, consisting of management fees and associated expenses paid to our Sponsors and Highfields Capital Management, LP.

Interest Expense— Interest expense decreased $35 million to $92 million in the second quarter of fiscal 2013 from $127 million in the second quarter of fiscal 2012. The decrease is attributable to a $244 million reduction in our total debt outstanding and by a lower average interest rate associated with our amended senior secured term loan facility.

Refinancing Costs and Losses on Early Extinguishment of Debt— We recorded a loss on the early extinguishment of debt of $7 million during the first six months of fiscal 2013, consisting of a $5 million redemption premium and $2 million to write off debt issuance costs related to the redemption of $137 million in aggregate principal amount of our 11 3/8% Senior Subordinated Notes due November 1, 2016 (the “Senior Subordinated Notes”).  See Note 2 to the consolidated financial statements for further discussion.

Other (Income) and Expense, net—Other  (income) and expense is related primarily to a $1 million foreign exchange rate loss for the first six months of fiscal 2013 and a $1 million foreign exchange rate gain for the first six months of fiscal 2012.

Provision for Income Taxes—The effective tax rate was 36.2% for the first six months of fiscal 2013. The effective tax rate was 36.6% for the first six months of fiscal 2012. The rate was lower than the prior year six month tax rate due primarily to the realization of state tax credits this year partly offset by the prior year favorable impact related to our reserve for uncertain tax positions. We currently estimate our annualized effective tax rate for fiscal 2013 to be 37.4%.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, to purchase inventory, to service our outstanding debt, and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities, and funds available under our restated senior secured asset-based revolving credit facility (“Restated Revolving Credit Facility”) will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and anticipated growth for the foreseeable future. Our ability to satisfy our liquidity needs and continue to refinance or reduce debt could be adversely affected by the occurrence of any of the events described under Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 or our failure to meet our debt covenants as described in “—Liquidity and Capital Resources—Cash Flow from Financing Activities”. Our Restated Revolving Credit Facility provides senior secured financing of up to $650 million, subject to a borrowing base. As of August 3, 2013, the borrowing base was $650 million, of which we had $222 million in outstanding borrowings, $61 million of outstanding letters of credit and $367 million of unused borrowing capacity. Our cash and equivalents decreased $5 million from $56 million at February 2, 2013 to $51 million at August 3, 2013.

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

The Company intends to use excess operating cash flows to repay portions of its indebtedness, pay dividends to its parent and fund growth opportunities, depending on market conditions. If the Company uses its excess cash flows to pay dividends or repay its debt, it will reduce the amount of excess cash available for additional capital expenditures.  The Company intends to make a dividend to its parent to fund the February 1 payment due on the PIK Notes, as defined below.

As of February 2, 2013, we had an aggregate principal amount of $393 million of our Senior Subordinated Notes scheduled to mature in November 2016.  On February 27, 2013, we redeemed $137 million in aggregate principal amount of the outstanding Senior Subordinated Notes with cash on hand and borrowings made under our senior secured term loan facility (“Restated Term Loan Credit Facility”) for an aggregate redemption price (including the applicable redemption premium and accrued and unpaid interest) of $147 million.  The 7 3/4% Senior Notes mature in 2018 (“2018 Senior Notes”), and the Restated Term Loan Credit Facility matures in or after 2018. Although no assurance can be given, depending on market conditions and other factors, we plan to repay or refinance such indebtedness prior to maturity.

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

Cash Flow from Operating Activities

Cash flow provided by operating activities during the first six months of fiscal 2013 was $6 million compared to cash flow used in operating activities of $79 million during the first six months of fiscal 2012. The $85 million change was primarily due to a $66 million increase for the timing of vendor payments and a $42 million increase due to the timing of inventory purchases. These amounts were partially offset by the $28 million decrease due to the timing of income tax payments.

Average inventory per Michaels store (including supporting distribution centers) decreased 6.0% from $823,000 at July 28, 2012 to $774,000 at August 3, 2013, primarily driven by decreasing inventory in the distribution centers.

Cash Flow from Investing Activities

Cash flow used in investing activities represents the following capital expenditure activities:

	Six Months Ended
	August 3,	July 28,
	2013	2012
	(in millions)
New and relocated stores and stores not yet opened (1)	$19	$15
Existing stores	11	8
Information systems	13	16
Corporate and other	7	6
	$50	$45

(1)                                 In the first six months of fiscal 2013, we incurred capital expenditures related to the opening of 21 Michaels stores in addition to the relocation of 8 Michaels stores. In the first six months of fiscal 2012, we incurred capital expenditures related to the opening of 10 Michaels stores in addition to the relocation of 10 Michaels stores.

Cash Flow from Financing Activities

Cash flow provided by financing activities during the first six months of fiscal 2013 was $39 million compared to cash used in financing activities of $134 million during the first six months of fiscal 2012. Cash flow used in financing activities for the first six months of fiscal 2013 was impacted by the redemption of the $137 million of Senior Subordinated Notes at a redemption price of 103.792%, or a total of $142 million, and net borrowings of $221 million under our Restated Revolving Credit Facility and was impacted  by the exercise of stock options by certain former associates of the Company and  the subsequent repurchase of the shares of common stock issued as a result of the stock option exercise.

Other

In July 2013, Michaels was reorganized into a holding company structure (“Reorganization”).  The Michaels Companies, Inc. (“Parent”), Michaels FinCo Holdings, LLC (“FinCo Holdings”), Michaels FinCo, Inc. (“ FinCo Inc”) and Michaels Funding, Inc. (“Holdings”) and Michaels Stores Merger Co, Inc. (“MergerCo”) were formed in connection with the Reorganization: (i) MergerCo was merged with and into Michaels with Michaels being the surviving corporation; (ii) each share of Michaels’ common stock was converted into the right to receive one share of Parent common stock, subject to the same vesting conditions, if any, as applied to the share so converted, and each such share of Michaels’ common stock was cancelled and retired and ceased to exist; and (iii)  each option to purchase one or more shares of common stock of Michaels was assumed by Parent and converted into an option to purchase an equivalent number of shares of common stock of Parent with the remaining terms of each such option remaining unchanged except as was necessary to reflect the Reorganization.

As a result, FinCo Holdings is wholly owned by the Parent.  FinCo Inc and Holdings are wholly owned by FinCo Holdings.  Michaels is wholly owned by Holdings.

Subsequent to the Reorganization, FinCo Holdings and FinCo Inc issued $800 million aggregate principal amount of 7.50%/8.25% PIK Toggle Notes due 2018 (“PIK Notes”). The PIK Notes were issued in a private transaction.  Interest payments on the PIK Notes are due February 1 and August 1 of each year until maturity.  The first two interest payments and the last interest payment are required to be paid entirely in cash.  Otherwise, under certain circumstances, all or a portion of the interest on the PIK Notes may be paid by increasing the principal amount of the outstanding PIK Notes or by issuing additional PIK Notes.  The PIK Notes are not guaranteed by the Company or any of its subsidiaries.  The proceeds from the debt issuance were about $782 million, after deducting the initial purchasers’ discount and estimated fees and expenses.  FinCo Holdings distributed the net proceeds to Parent and the proceeds were used to fund a cash dividend to the Parent’s equity and equity-award holders and pay related fees and expenses.

While not required, the Company intends to make a dividend to its parent to fund the February 1, 2014 interest payment of approximately $31 million on the PIK Notes and, to the extent that such dividends can be made consistent with covenants applicable to the Company, future interest payments on the PIK Notes.  If interest on the PIK Notes is paid in cash, annual interest payments will total $60 million or a total of approximately $301 million from July 29, 2013 until August, 1, 2018, the maturity date.

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

The table below shows a reconciliation of EBITDA (excluding refinancing costs and losses on early extinguishment of debt) and Adjusted EBITDA to Net income and Net cash used in operating activities.

	Quarter Ended		Six Months Ended
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012
	(in millions)
Net cash used in operating activities	$4	$(120)	$6	$(79)
Depreciation and amortization	(25)	(22)	(50)	(46)
Share-based compensation	(2)	(2)	(1)	(3)
Debt issuance costs amortization	(2)	(4)	(4)	(8)
Refinancing costs and losses on early extinguishment of debt	—	—	(7)	—
Changes in assets and liabilities	45	161	123	202
Net income	20	13	67	66
Interest expense	45	61	92	127
Refinancing costs and losses on early extinguishment of debt	—	—	7	—
Provision for income taxes	9	8	38	38
Depreciation and amortization	25	22	50	46
EBITDA (excluding refinancing costs and losses on early extinguishment of debt)	99	104	254	277
Adjustments:
Share-based compensation	2	2	1	3
Sponsor fees	3	4	7	7
Termination expense	1	—	1	—
Store pre-opening costs	1	1	3	2
Store remodel costs	4	—	4
Foreign currency transaction losses (gains)	1	—	1	(1)
Store closing costs	1	2	1	2
Other (1)	2	2	4	2
Adjusted EBITDA	$114	$115	$276	$292

(1) Other adjustments relate to items such as moving & relocation expenses, franchise taxes, certain signing bonuses and certain legal settlements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of August 3, 2013, a 10% increase or decrease in the exchange rate of the U.S. and Canadian dollar would have a minimal impact on Net income.

We have market risk exposure arising from changes in interest rates on our Restated Term Loan Credit Facility and our Restated Revolving Credit Facility, together the (“Senior Secured Credit Facilities”). The interest rates on our Senior Secured Credit Facilities will reprice periodically, which will impact our earnings and cash flow. The interest rates on our 2018 Senior Notes and Senior Subordinated Notes are fixed.  Based on our overall interest rate exposure to variable rate debt outstanding as of August 3, 2013, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by $19 million. A 1% increase in interest rates would decrease the fair value of our long-term fixed rate debt by $13 million. A 1% decrease in interest rates would increase the fair value of our long-term fixed rate debt by $14 million. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 other than the risk factors set forth below:

Damage to the reputation of the Michaels brand or our private and exclusive brands could adversely affect our sales.

We believe the Michaels brand name and many of our private and exclusive brand names are powerful sales and marketing tools and we devote significant resources to promoting and protecting them. To be successful in the future, we must continue to preserve, grow and utilize the value of Michaels’ reputation. Reputational value is based in large part on perceptions of subjective qualities, and even isolated incidents may erode trust and confidence. In addition, we develop and promote private and exclusive brands, which we believe have generated national recognition. Our private label brands amounted to approximately 49% of total Net sales in fiscal 2012, and represent a growing portion of our overall sales. Damage to the reputations (whether or not justified) of our brand names could arise from product failures, litigation or various forms of adverse publicity (including, adverse publicity generated as a result of a vendor’s or a supplier’s failure to comply with general social accountability practices), especially in social media outlets, and may generate negative customer sentiment, potentially resulting in a reduction in our sales and earnings.

We are controlled by our indirect parent, FinCo Holdings, and the Sponsors, whose interests as equity holders may conflict with those of our debt investors and those of our Company.

We are controlled by our indirect parent, FinCo Holdings, which is controlled by our Sponsors, who currently indirectly own approximately 93% of our common stock in the aggregate. FinCo Holdings and the Sponsors control the election of our directors and thereby have the power to control our affairs and policies, including the appointment of management, the issuance of additional equity and the declaration and payment of dividends if allowed under the terms of the credit agreements governing our Senior Secured Credit Facilities, the terms of the indentures governing our outstanding notes and the terms of our other indebtedness outstanding at the time. Neither FinCo Holdings nor the Sponsers have any liability for any obligations under or relating to our Senior Secured Credit Facilities, our outstanding notes or our other indebtedness, and their respective interests may be in conflict with those of our debt investors. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the Sponsors may pursue strategies that favor equity investors over debt investors. In addition, our equity holders may have an interest in pursuing acquisitions, divestitures, financing or other transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve risk to our debt investors. FinCo Holdings is a holding company, and its only material assets are the capital stock of Holdings and FinCo Inc. FinCo Holdings has no operations of its own. Accordingly, repayment of FinCo Holdings’ indebtedness, including the PIK Notes, is dependent, to a significant extent, on the generation of cash flow by the Company and its ability to make such cash available to FinCo Holdings, by dividend, debt repayment or otherwise.  FinCo Holdings and FinCo Inc are required to pay cash dividends on the PIK Notes, unless certain conditions set forth in the indenture governing the PIK Notes are satisfied, in which case, all or a portion of the interest on the PIK Notes may be paid by increasing the principal amount of the outstanding PIK Notes or by issuing additional PIK Notes. Additionally, the Sponsors may make investments in businesses that directly or indirectly compete with us, or may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. For information concerning our arrangements with the Sponsors, see “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 13. Certain Relationships and Related Transactions, and Director Independence of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.”

ITEM 5.  Other Information

Submission of Matters to a Vote of Security Holders

By a written consent dated July 22, 2013, holders of 92.90% of the common stock of the Company voted their shares to approve the merger between MergerCo and the Company and to amend the Company’s Amended and Restated Certificate of Incorporation in order to, among other things, change the authorized number of shares of common stock from 220,000,000 shares to 100 shares, and  include any additional changes required by Section 251(g) of the Delaware General Corporation Law. The affirmative vote of more than 50% of the stockholders was required to take such action.

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act of 1934, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by this Quarterly Report on Form 10-Q. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). We do not believe we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended August 3, 2013.

The Blackstone Group L.P., one of our Sponsors, informed us of disclosures publicly filed and/or provided to them by Hilton Worldwide, Inc., and Travelport Limited, which may be considered their affiliates. These disclosures are included in, and the Company hereby incorporates by reference herein, Exhibit 99.1 to this this Quarterly Report on Form 10-Q.

Item 6.  Exhibits.

(a) Exhibits:

Exhibit Number	Description of Exhibit

2.1

Agreement and Plan of Merger, dated as of July 22, 2013, by and among Michaels Stores, Inc., The Michaels Companies, Inc., Michaels FinCo Holdings, LLC, Michaels Funding, Inc., and Michaels Stores MergerCo. Inc. (filed herewith).

3.1	Amended and Restated Certificate of Incorporation of Michaels Stores, Inc. (filed herewith).

4.1	Amendment No. 1 to Registration Rights Agreement, dated as of July 22, 2013, among Michaels Stores, Inc. and certain stockholders thereof (filed herewith).

10.1	The Michaels Companies, Inc. Equity Incentive Plan (filed herewith).*

10.2	Form of Stock Option Agreement under the Michaels Companies, Inc. Equity Incentive Plan (filed herewith).*

10.3	Form of Restricted Stock Award Agreement under the Michaels Companies, Inc. Equity Incentive Plan (filed herewith).*

10.4	Amendment No. 1 to Amended and Restated Shareholders Agreement, dated as of July 22, 2013, among Michaels Stores, Inc. and certain stockholders thereof (filed herewith).

31.1	Certifications of Carl S. Rubin pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Charles M. Sonsteby pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Section 13 (r) Disclosure.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: August 30, 2013

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

2.1

Agreement and Plan of Merger, dated as of July 22, 2013, by and among Michaels Stores, Inc., The Michaels Companies, Inc., Michaels FinCo Holdings, LLC, Michaels Funding, Inc., and Michaels Stores MergerCo. Inc. (filed herewith).

3.1	Amended and Restated Certificate of Incorporation of Michaels Stores, Inc. (filed herewith).

4.1	Amendment No. 1 to Registration Rights Agreement, dated as of July 22, 2013, among Michaels Stores, Inc. and certain stockholders thereof (filed herewith).

10.1	The Michaels Companies, Inc. Equity Incentive Plan (filed herewith).*

10.2	Form of Stock Option Agreement under the Michaels Companies, Inc. Equity Incentive Plan (filed herewith).*

10.3	Form of Restricted Stock Award Agreement under the Michaels Companies, Inc. Equity Incentive Plan (filed herewith).*

10.4	Amendment No. 1 to Amended and Restated Shareholders Agreement, dated as of July 22, 2013, among Michaels Stores, Inc. and certain stockholders thereof (filed herewith).

31.1	Certifications of Carl S. Rubin pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Charles M. Sonsteby pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Section 13 (r) Disclosure.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Management contract or compensatory plan or arrangement.