Form 10-K/A
period 2013-02-02
MICHAELS STORES INC
filed 2013-12-02
CIK 740670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Michaels Stores Inc. (“Company”) is filing this Amendment No. 1 (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended February 2, 2013, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2013 (the “Form 10-K”), for the purpose of correcting historical share-based compensation expense caused by the Company’s immediate repurchase of shares following the exercise of stock options under its equity incentive plans. Since the participants held such shares for less than six months following exercise (“immature shares”), liability accounting applies to the plan.

The Company has determined its previously issued audited consolidated financial statements for the fiscal years ended February 2, 2013 and January 28, 2012, contained an error with respect to ASC 718, Compensation — Stock Compensation. Specifically, former participants in the Company’s Equity Incentive Plan and its successor Plan (The Michaels Companies, Inc. (“Parent”) Equity Incentive Plan, together the “Plan”) exercised stock options upon their termination from the Company, and the Company repurchased the immature shares. The Company consistently repurchased shares in this manner and therefore, under accounting rules, established a pattern of repurchasing immature shares during the third quarter of 2011. The Company determined all stock options should have been treated as liability awards in accordance with the rules of ASC 718-10-25-9. Under liability accounting, the Company re-measures the fair value of stock compensation each period and recognizes changes in fair value as awards vest and until the award is settled. The Company originally recognized expense ratably over the vesting period based on the grant date fair value of the option in accordance with the fixed method of accounting. The Company determined the accounting error was material to fiscal 2011 and fiscal 2012 financial statements and those financial statements required restatement. The non-cash impact to share-based compensation expense was $18 million ($11, net of taxes) and $32 million ($20, net of taxes) for the fiscal years ended February 2, 2013 and January 28, 2012, respectively. As part of the restatement, the Company also recorded other adjustments related to merchandise inventories and closed store reserve which were previously determined to be immaterial to the respective periods. In total, the adjustments resulted in a decline of net income by $14 million for fiscal year ended February 2, 2013, and $19 million for fiscal year ended January 28, 2012.

In connection with the restatement of our consolidated financial statements described herein, management re-evaluated the Company’s internal controls over financial reporting and disclosure controls and share repurchase procedures. It was determined a material weakness existed beginning in the third quarter of 2011 due to management’s failure to identify the accounting implications under ASC 718 related to the Company’s practice of immediately repurchasing immature shares following option exercises by employees upon termination of employment, as well as its failure to follow internal controls relating to the repurchase of shares. For a discussion of management’s consideration of the Company’s internal control over financial reporting and the material weakness identified, see Item 4.

Management will implement the following procedures related to this material weakness and expects testing of the operating effectiveness to be successfully completed during the fourth quarter of fiscal 2013.

•                  Establish and monitor additional internal control procedures related to share repurchases to ensure all required approvals are received prior to repurchase, including our Board, CEO and CFO. In addition, the accounting department will review repurchases for appropriate accounting under ASC 718 prior to a commitment to repurchase.

•                  Perform a formal review with the Company’s officers and Board members responsible for the administration of stock repurchases regarding the terms of the Plan and the Stockholders Agreement with recurring training when responsibilities change.

•                  Provide enhanced education of the Company’s financial reporting staff on ASC 718 and ensure the Company compiles with all aspects of the accounting standard.

Additionally, the Company will distribute formal communication to all option holders and stockholders emphasizing the exercise terms under the Plan and related option agreements, and the call feature repurchase restrictions contained in the Stockholders Agreement. Consequently, the Company expects to account for share-based compensation under the equity method beginning in the fourth quarter of fiscal 2013.

For convenience of the reader, this amended filing sets forth the original filing, in its entirety. The following items have been amended principally as a result of, and to reflect, the restatement:

Part II, Item 7	- Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 9A	- Controls and Procedures

Part II, Item 6	- Selected Financial Data

Part IV, Item 15	- Consolidated Financial Statements

In accordance with applicable SEC rules, this Amended Filing includes new certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) from our Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amended Filing.

The remaining items contained within this amended report consist of all other items originally contained in the Form 10-K and are included for the convenience of the reader. The sections of the Form 10-K which were not amended are unchanged and continue in full force and effect as originally filed. This amended report speaks as of the date of the original filing and has not been updated to reflect events occurring subsequent to the original filing other than those associated with the restatement of our financial statements.

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

Competition

We are the largest arts and crafts specialty retailer. The market we compete in is highly fragmented, including stores across the nation operated primarily by small, independent retailers along with a few regional and national chains. We believe customers choose where to shop based upon store location, breadth of selection, price, quality of merchandise, availability of product, and customer service. We compete with many different types of retailers and classify our competition within the following categories:

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

We have disclosed a material weakness in our internal control over financial reporting related to our accounting for share-based compensation expense that could adversely affect our ability to report our financial results of operations or cash flows accurately and on a timely basis.

In connection with our assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, we identified a material weakness in our internal control over financial reporting related to our accounting for share-based compensation expense. For a discussion of our internal control over financial reporting and a description of the identified material weakness, see Item 4. Controls and Procedures, “Evaluation of Disclosure Controls and Procedures.”

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

	Fiscal Year
	2012(1)	2011	2010	2009	2008
	Restated (2)	Restated (2)
	(In millions, except operating and store count data)
Results of Operations Data:
Net sales	$4,408	$4,210	$4,031	$3,888	$3,817
Operating income	592	538	488	397	304
Interest expense	245	254	276	257	302
Refinancing costs and losses on early extinguishments of debt(3)	33	18	53	—	—
Net income (loss)	200	157	103	103	(7)
Comprehensive income (loss)	200	156	104	104	(12)

Balance Sheet Data:
Cash and equivalents	$56	$371	$319	$217	$33
Merchandise inventories	862	845	826	873	900
Total current assets	1,044	1,339	1,271	1,199	1,047
Total assets	1,555	1,838	1,780	1,722	1,639
Total current liabilities	856	861	685	719	683
Current debt	150	127	1	119	173
Long-term debt	2,891	3,363	3,667	3,684	3,756
Total liabilities	3,859	4,339	4,434	4,488	4,517
Stockholders’ deficit	(2,304)	(2,501)	(2,654)	(2,766)	(2,878)

Other Financial Data:
Cash flows provided by operating activities	$299	$409	$438	$405	$59
Cash flows used in investing activities	(124)	(109)	(83)	(43)	(85)
Cash flow (used in) provided by financing activities	(490)	(248)	(253)	(178)	30

Other Operating Data:
Average net sales per selling square foot (4)	$215	$212	$205	$201	$202
Comparable store sales increase (decrease) (5)	1.5%	3.2%	2.5%	0.2%	(4.6)%
Total selling square footage (in millions)	20.6	20.1	19.9	19.6	19.4

Stores Open at End of Year:
Michaels	1,099	1,064	1,045	1,023	1,009
Aaron Brothers	126	134	137	152	161
Total stores open at end of year	1,225	1,198	1,182	1,175	1,170

(1)        Fiscal 2012 consisted of 53 weeks while all other periods presented consisted of 52 weeks.

(2)        As Restated — See Note 2 “Restatement Share-based Compensation” on Notes to Consolidated Financial Statements.

(3)        Fiscal 2012 refinancing costs and losses on early extinguishments of debt includes $12 million of refinancing costs associated with our Restated Term Loan Credit Facility, an $8 million loss related to our amended and restated senior secured term loan facility and prepayment of our B-1 Term Loans, an $11 million loss related to the redemption of our remaining outstanding 13% Subordinate Discount Notes due November 1, 2016  (“Subordinated Discount Notes”), and a $2 million loss related to our senior secured asset-based Revolving Credit Facility. Fiscal 2011 refinancing costs and losses on early extinguishments of debt includes an $18 million loss related to the early extinguishment of $163 million face value, or $155 million accreted value, of our outstanding Subordinated Discount Notes and $7 million face value of our Senior Subordinated Notes. Fiscal 2010 refinancing costs and losses on early extinguishments of debt includes a $53 million loss related to the early extinguishment of our 10% Senior Notes.

(4)            The calculation of average net sales per selling square foot includes only Michaels comparable stores, as defined below. Aaron Brothers, which is a smaller store model, is excluded from the calculation.

(5)            Comparable store sales increase (decrease) represents the increase (decrease) in net sales for stores open the same number of months in the indicated and comparable period of the previous year, including stores that were relocated or expanded during either period. A store is deemed to become comparable in its 14th month of operation in order to eliminate grand opening sales distortions. A store temporarily closed more than two weeks is not considered comparable during the month it is closed. If a store is closed longer than two weeks but less than two months, it becomes comparable in the month in which it reopens, subject to a mid-month convention. A store closed longer than two months becomes comparable in its 14th month of operation after its reopening.

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

•      Gross profit improved by 10 basis points to 40.0% for fiscal 2012.

•      We reported record operating income of $592 million, an increase of 10.0% from prior year.

•      Net income increased by $43 million to $200 million. Adjusted EBITDA, a non-GAAP measure that is a required calculation in our debt agreements, improved by 5.8%, from $707 million in fiscal 2011 to $747 million in fiscal 2012 (see Non-GAAP Measures).

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

Restatement — Accounting for Share-based Compensation

The Company has determined its previously issued audited consolidated financial statements for the fiscal years ended February 2, 2013 and January 28, 2012, contained an error with respect to ASC 718, Compensation — Stock Compensation. Specifically, participants exercised stock options upon their termination from the Company, and the Company re-purchased the immature shares (shares held less than six months following exercise). The Company consistently repurchased shares in this manner and therefore, under accounting rules, established a pattern of repurchasing immature shares during the third quarter of 2011. The Company determined, all stock options should have been treated as liability awards in accordance with the rules of ASC 718-10-25-9. Under liability accounting, the Company re-measures the fair value of stock compensation each period and recognizes changes in fair value as awards vest and until the award is settled. The Company originally recognized expense ratably over the vesting period based on the grant date fair value of the option in accordance with the fixed method of accounting. The Company determined the accounting error was material to fiscal 2011 and fiscal 2012 financial statements and those financial statements required restatement. The non-cash impact to share-based compensation expense was $18 million ($11 million, net of tax) and $32 million ($20 million, net of tax) for the fiscal years ended February 2, 2013 and January 28, 2012, respectively. As part of the restatement, the Company also recorded other adjustments related to merchandise inventories and closed store reserve which were previously determined to be immaterial to the respective periods. In total, the adjustments resulted in a decline of net income by $14 million for fiscal year ended February 2, 2013, and $19 million for fiscal year ended January 28, 2012.

The following tables illustrate the corrections as associated with certain line items in the financial statements (amounts in millions):

	Consolidated Statements of Comprehensive Income Fiscal 2012
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Cost of sales and occupancy expense	$2,632	$6	$5	$2,643
Gross Profit	1,776	(6)	(5)	1,765
Selling, general and administrative expense	1,135	(3)	—	1,132
Share-based compensation	—	15	—	15
Operating income	615	(18)	(5)	592
Income before income taxes	338	(18)	(5)	315
Provision for income taxes	124	(7)	(2)	115
Net income	214	(11)	(3)	200
Comprehensive income	214	(11)	(3)	200

	Consolidated Statements of Comprehensive Income Fiscal 2011
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Cost of sales and occupancy expense	$2,526	$7	$(1)	$2,532
Gross Profit	1,684	(7)	1	1,678
Selling, general and administrative expense	1,098	(8)	—	1,090
Share-based compensation	—	33	—	33
Operating income	569	(32)	1	538
Income before income taxes	288	(32)	1	257
Provision for income taxes	112	(12)	—	100
Net income	176	(20)	1	157
Comprehensive income	175	(20)	1	156

	Consolidated Balance Sheet As of February 2, 2013
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Merchandise inventories	$865	$1	$(4)	$862
Total current assets	1,047	1	(4)	1,044
Deferred income taxes	13	17	—	30
Total non-current assets	156	17	—	173
Share-based compensation liability	—	35	—	35
Income taxes payable	40	(1)	(2)	37
Total current liabilities	824	34	(2)	856
Share-based compensation liability	—	27	—	27
Total long-term liabilities	2,976	27	—	3,003
Additional paid-in capital	49	(12)	—	37
Accumulated deficit	(2,326)	(31)	(2)	(2,359)
Total stockholders’ deficit	(2,259)	(43)	(2)	(2,304)

	Consolidated Balance Sheet As of January 28, 2012
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Merchandise inventories	$840	$4	$1	$845
Total current assets	1,334	4	1	1,339
Deferred income taxes	18	11	—	29
Total non-current assets	176	11	—	187
Share-based compensation liability	—	25	—	25
Income taxes payable	19	(1)	—	18
Total current liabilities	837	24	—	861
Share-based compensation liability	—	19	—	19
Total long-term liabilities	3,459	19	—	3,478
Additional paid-in capital	48	(8)	—	40
Accumulated deficit	(2,540)	(20)	1	(2,559)
Total stockholders’ deficit	(2,474)	(28)	1	(2,501)

	Cash Flow Data Fiscal 2012
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Operating Activities:
Net income	$214	(11)	(3)	$200
Share-based compensation	5	16	—	21
Merchandise inventories	(25)	5	(1)	(21)
Deferred income taxes	2	(4)	—	(2)
Accrued liabilities and other	(12)	(4)	—	(16)
Income taxes	19	(1)	—	18
Net cash provided by operating activities	302	1	(4)	299
Net cash used in financing activities	(493)	3	—	(490)

	Cash Flow Data Fiscal 2011
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Operating Activities:
Net income	$176	(20)	1	$157
Share-based compensation	9	32	—	41
Merchandise inventories	(14)	(4)	(1)	(19)
Deferred income taxes	32	(11)	—	21
Income taxes	(8)	(1)	—	(9)
Net cash provided by operating activities	413	(4)	—	409
Net cash used in financing activities	(252)	4	—	(248)

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

Factors used in the valuation of goodwill include, but are not limited to, management’s plans for future operations, recent operating results and discounted projected future cash flows. Material assumptions used in our impairment analysis include the weighted average cost of capital percentage, terminal growth rate and forecasted long-term sales growth. During fiscal 2012, we recognized a goodwill impairment charge of $1 million for our online scrapbooking business.  See Note 9 to our Consolidated Financial Statements for further information.  During fiscal 2011 and fiscal 2010, there was no impairment charge taken on our goodwill.

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

Share-Based Compensation Expenses—ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements.  We determined our employee stock options should be recorded under the liability accounting guidance of ASC 718, beginning in the third quarter of 2011.  As such, we recognized share-based compensation based on the fair value of our option awards at the end of each period.  Expense for unvested options is recognized ratably over the requisite service period.  We estimate the fair value of stock option awards using a Black-Scholes option value model.

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

Other assumptions used in the option value models for estimating the fair value of stock option awards include expected volatility of our common stock share price, expected terms of the options, expected dividends, forfeitures, and historical risk-free rates. The expected volatility rate is based on both historical volatility as well as implied volatilities from the exchange-traded options on the common stock of a peer group of companies. We utilize historical exercise and post-vesting employment behavior to estimate the expected terms of the options and do not use a dividend rate assumption. Our forfeitures assumption was estimated based on historical experience and anticipated events. The risk-free interest rate is based on the yields of U.S. Treasury instruments with approximately the same term as the expected life of the stock option award. We update our assumptions regularly based on historical trends and current market observations.

As of February 2, 2013, compensation cost not yet recognized related to nonvested awards totaled $25 million and is expected to be recognized over a weighted average period of 2.2 years. In the event of a Change in Control (as defined in the Stockholders Agreement), all nonvested awards will vest and the $25 million would be immediately recognized. A 10% change in the fair value of stock option awards granted in fiscal 2012 would have had a $1 million impact on our fiscal 2012 Net income and compensation cost not yet recognized.

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

•            taxable income in prior carryback years; and

•            tax-planning strategies.

Our evaluation regarding whether a valuation allowance is required or should be adjusted also considers, among other things, the nature, frequency, and severity of recent losses, forecasts of future profitability and the duration of statutory carryforward periods. Our forecast of future profitability represents our best estimate of these future events. After conducting this assessment, the valuation allowance recorded against our deferred tax assets was $13 million and $18 million as of February 2, 2013 and January 28, 2012, respectively.  If actual results differ from estimated results, or if we adjust these assumptions in the future, we may need to adjust our deferred tax assets or liabilities, which could impact our effective tax rate.

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

	Fiscal Year
	2012	2011	2010
	Restated (1)	Restated (1)
Net sales	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	60.0	60.1	61.2
Gross profit	40.0	39.9	38.8
Selling, general, and administrative expense	25.7	25.9	26.1
Share-based compensation	0.3	0.8	0.2
Impairment of intangible assets	0.2	—	—
Related party expenses	0.3	0.3	0.3
Store pre-opening costs	0.1	0.1	0.1
Operating income	13.4	12.8	12.1
Interest expense	5.6	6.0	6.8
Refinancing costs and losses on early extinguishments of debt	0.7	0.4	1.3
Other (income) and expense, net	—	0.2	0.2
Income before income taxes	7.1	6.2	3.8
Provision for income taxes	2.6	2.4	1.2
Net income	4.5%	3.8%	2.6%

(1)         As Restated — See Note 2 “Restatement Share-based Compensation” on Notes to Consolidated Financial Statements.

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

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $111 million to $2,643 million in fiscal 2012 from $2,532 million in fiscal 2011 due primarily to a $95 million increase in merchandise costs associated with higher sales, including $66 million of sales from the 53rd week of fiscal 2012. The increase was partially offset by a $14 million decrease in merchandise costs related to our direct import penetration, private brand initiative, and improved pricing and promotion management. In addition, we had a $7 million increase from favorable shrink experience in fiscal 2011 compared to more normal levels in fiscal 2012, and a $5 million increase from lower recognition of vendor allowances compared to prior year. Finally, rent and related expenses increased $15 million due mainly to $10 million of new store rent and a $3 million increase in occupancy insurance premiums.

Cost of sales and occupancy expense decreased 10 basis points, as a percentage of Net sales, to 60.0% in fiscal 2012 from 60.1% in fiscal 2011. Merchandise cost decreased 30 basis points driven by our direct import penetration, private brand initiative, and improved pricing and promotion management, while occupancy decreased 30 basis points due to increased leverage on higher store sales. These improvements were partially offset by a 20 basis point increase from the recognition of vendor allowances compared to prior year.

Selling, General, and Administrative Expense—Selling, general and administrative expense was $1,132 million in fiscal 2012 compared to $1,090 million in fiscal 2011. Selling, general and administrative expense increased $42 million driven by $23 million of incremental store costs for operating 35 additional Michaels stores and a $17 million increase in store payroll from additional payroll associated with the 53rd week of fiscal 2012, as well as a higher average hourly wage rate. In addition, we had a $6 million increase in corporate payroll due primarily to the 53rd week of fiscal 2012, an increase in wage rate and an increased headcount. Finally, we had a $4 million increase in group insurance claims and payroll tax increased $4 million mainly due to an increase in unemployment insurance rates compared to last year. These amounts were partially offset by a $18 million decrease in bonus expense from a lower bonus payout recognized in fiscal 2012 compared to fiscal 2011.

As a percentage of Net sales, Selling, general and administrative expense decreased 20 basis points primarily due to a 50 basis point decrease in bonus expense compared to fiscal 2011.

Share-based Compensation — Share-based compensation expenses decreased to $15 million for fiscal 2012 from $33 million in fiscal 2011 due to the change in fair value of option awards under liability accounting.

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

Other (Income) and Expense, Net—Other income for fiscal 2012 is primarily related to foreign exchange transaction gains. Other expense for fiscal 2011 is related to a $5 million unfavorable change in the fair value of the interest rate derivative (the “interest rate cap”), as more fully described in Note 8 to the Consolidated Financial Statements and $4 million in foreign exchange transaction losses.

Provision for Income Taxes—The effective tax rate for fiscal 2012 was 36.5%. The effective tax rate for fiscal 2011 was 38.9%. The rate was lower than the statutory rate due primarily to the reversal of accruals for uncertain tax positions as a result of the closure of tax audits and the expiration of the statute of limitations on previously open tax years.

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

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $65 million to $2,532 million in fiscal 2011 from $2,467 million in fiscal 2010 due primarily to a $50 million increase in merchandise costs associated with higher sales and an $11 million increase in freight and distribution costs. In addition, occupancy costs increased $24 million, including $7 million from new stores opened in fiscal 2011. These amounts were partially offset by a $16 million reduction from improved inventory management and $8 million from improved efficiencies in our vertically integrated framing operation.

Cost of sales and occupancy expense decreased 110 basis points, as a percentage of Net sales, to 60.1% in fiscal 2011 from 61.2% in fiscal 2010. Merchandise cost decreased 90 basis points driven by our direct import penetration, private brand initiative, and improved pricing and promotion management, while increased focus on inventory management contributed an additional 50 basis points to the reduction in cost of sales; these initiatives more than offset the impact of increases in inflation during the period. These improvements were partially offset by a 30 basis point increase from the recognition of freight and distribution costs.

Selling, General, and Administrative Expense—Selling, general and administrative expense was $1,090 million in fiscal 2011 compared to $1,051 million in fiscal 2010. Selling, general and administrative expense increased $39 million driven by an $11 million increase in payroll from existing stores, including $3 million of one-time training cost related to our new store labor model. In addition, we had $9 million in costs for new stores opened in fiscal 2011 and a $6 million increase from a full year of expense for stores opened in fiscal 2010. Finally, advertising increased $11 million from digital and targeted marketing campaigns that did not occur last year. As a percentage of Net sales, Selling, general and administrative expense decreased 20 basis points due to increased leverage of payroll and benefits from higher comparable store sales.

Share-based Compensation — Share-based compensation expenses increased to $33 million for fiscal 2011 from $8 million for fiscal 2010 due to the change in our method of accounting for stock option awards that occurred in 2011.

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

Provision for Income Taxes—The effective tax rate for fiscal 2011 was 38.9%. The effective tax rate for fiscal 2010 was 30.9%. The fiscal 2011 rate was lower than the statutory rate due primarily to impacts of 2.8% from audit settlements with taxing authorities, 1.1% from federal manufacturing deductions and 1.1% from our ability to utilize federal tax credits.

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

Cash Flow from Operating Activities

Cash flow provided by operating activities in fiscal 2012 was $299 million compared to $409 million in fiscal 2011. The $110 million change was due in part to a $73 million decrease from the timing of accounts payable, $23 million decrease in deferred income taxes, and a $29 million decrease from lower bonuses accrued in fiscal 2012.  These decreases were partially offset by a $27 million increase from the timing of tax payments.  Average inventory per Michaels store (including supporting distribution centers) was $754,000, down from last year’s balance of $757,000.

Cash Flow from Investing Activities

Cash flow used in investing activities represents the following capital expenditures:

	Fiscal Year
	2012	2011	2010
	(In millions)
New and relocated stores and stores not yet opened (1)	$42	$28	$23
Existing stores	30	25	24
Information systems (2)	36	45	27
Corporate and other	16	11	7
	$124	$109	$81

(1)            In fiscal 2012, we incurred capital expenditures related to the opening of 38 Michaels stores in addition to the relocation of 13 Michaels stores. In fiscal 2011, we incurred capital expenditures related to the opening of 25 Michaels stores and the relocation of 15 Michaels stores. In fiscal 2010, we incurred capital expenditures related to the opening of 23 Michaels stores and the relocation of 10 Michaels stores. The increase in capital expenditures per store in fiscal 2012 is due mainly to an increase in leasehold improvements for three unique locations.  Excluding those locations, the average per store was comparable to fiscal 2011 and fiscal 2010.

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

Cash Flow from Financing Activities

Cash flow used in financing activities during fiscal 2012 was $490 million, compared to $248 million during fiscal 2011.  Cash flow used in financing activities for fiscal 2012 was impacted by the $1,996 million prepayment of our Senior Secured Term Loan Facility and borrowings under the Restated Term Loan Credit Facility (as defined below) of $1,640 million. In addition, we issued $200 million of additional 7 ¾% Senior Notes due 2018 at a premium, for which we received $213 million.  Finally, we made the $127 million applicable high yield discount obligation (“AHYDO”) payment on our Subordinated Discount Notes during fiscal 2012 and redeemed the remaining $180 million of outstanding Subordinated Discount Notes, for which we paid an $8 million premium.

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

	Fiscal Year
	2012	2011	2010
	Restated	Restated
	(In millions)

Net cash provided by operating activities	$299	$409	$438
Depreciation and amortization	(97)	(101)	(103)
Share-based compensation	(21)	(41)	(8)
Debt issuance costs amortization	(14)	(17)	(20)
Accretion of long-term debt	—	(35)	(50)
Change in fair value of contingent consideration	—	4	—
Change in fair value of interest rate cap	—	(5)	(12)
Refinancing costs and losses on early extinguishments of debt	(33)	(18)	(53)
Impairment of intangible assets	(8)	—	—
Changes in assets and liabilities	74	(39)	(89)
Net income	200	157	103
Interest expense	245	254	276
Refinancing costs and losses on early extinguishment of debt	33	18	53
Provision for income taxes	115	100	46
Depreciation and amortization	97	101	103
EBITDA (excluding refinancing costs and losses on early extinguishment of debt)	690	630	581
Adjustments:
Share-based compensation	21	41	8
Sponsor fees	13	13	14
Impairment of intangible assets	8	—	—
Termination expense	1	1	1
Store pre-opening costs	5	4	3
Store remodel costs	2	2	—
Foreign currency transaction (gains) losses	(1)	4	(2)
Store closing costs	4	7	2
Gain on contingent consideration	—	(4)	—
Loss on interest rate cap	—	5	12
Other (1)	4	4	3
Adjusted EBITDA	$747	$707	$622

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.

Based on the evaluation discussed above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the material weakness identified in the Company’s internal control over financial reporting described below.

We did not maintain effective controls related to the administration of our share repurchases.  Specifically, the Company established a pattern of repurchasing common stock shares at the time option awards were exercised following termination of employment of participants in the Plan. Since the repurchased shares were not owned for a period of more than six months, the holders of the shares were, according to accounting rules, not subject to the risk and rewards of ownership. The pattern of repurchasing immature shares, demonstrates an administrative practice that results in all stock options being treated as liability awards under accounting rules of ASC 718-10-25-9, Compensation — Stock Compensation (ASC 718). The control deficiency resulted in an adjustment to share-based compensation costs (which are classified in cost of sales and share-based compensation expense), income tax expense, additional paid-in capital, and deferred taxes. Under liability accounting, the Company re-measures the fair value of stock compensation each period and recognizes changes in fair value as awards vest and until the award is settled. The Company originally recognized expense ratably over the vesting period based on the grant date fair value of the option in accordance with the fixed method of accounting. As a result of this material error, management concluded a material weakness exists in the Company’s internal controls related to the administration of share repurchases and  controls were ineffective at timely detecting and correcting errors related to share-based compensation in accordance with U.S. generally accepted accounting principles.

As the material weakness was not remediated as of February 2, 2013, the material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

Management will implement the following procedures related to this material weakness and expects testing of the operating effectiveness to be successfully completed during the fourth quarter of fiscal 2013.

•                              Establish and monitor additional internal control procedures related to share repurchases. To ensure all required approvals are received prior to repurchase, including our Board, CEO and CFO. In addition, the accounting department will review repurchases for appropriate accounting under ASC 718 prior to a commitment to repurchase.

•                              Perform a formal review with the Company’s officers and Board members responsible for the administration of stock repurchases regarding the terms of the Plan and the Stockholders Agreement with recurring training when responsibilities change.

•                              Provide enhanced education of the Company’s financial reporting staff on ASC 718 and ensure the Company complies with all aspects of the accounting standard.

Additionally, the Company will distribute formal communication to all option holders and stockholders emphasizing the exercise terms under the Plan and related option agreements, and the call feature repurchase restrictions contained in the Stockholders Agreement. Consequently, the Company expects to account for share-based compensation under the equity method beginning in the fourth quarter of fiscal 2013.

Change in Internal Control over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended February 2, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Based on our assessment, we did not maintain effective internal control over financial reporting as of February 2, 2013, the end of the fiscal year because of the material weakness related to share-based compensation. The independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on the effectiveness of our internal control over financial reporting. The Ernst & Young LLP report is included on Page F-2 of this Annual Report on Form 10-K/A.

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

	• Restricted Stock Awards:	Restricted	Retain certain Named Executive Officers and align

Create retention values even during periods of short-term market volatility.	Stock Awards	them with stockholders’ interests by awarding a fixed number of common shares upon vesting, which creates retention value even during periods of short-term market volatility.

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

•                  Net income increased by $43 million to $200 million.

•                  Our Michaels retail stores’ private brand merchandise drove 49% of Net sales, up from 44% in fiscal 2011.

•                  Gross profit improved to 40.0% for fiscal 2012.

•                  We reported record operating income of $592 million, an increase of 10.0% from prior year.

•                  Adjusted EBITDA improved by 5.7%, from $707 million in fiscal 2011 to $747 million in fiscal 2012.

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

						Non-Equity
				Stock	Option	Incentive Plan		All Other
		Salary	Bonus	Awards	Awards	Compensation		Compensation	Total
Name and Principal Position	Year	($) (1)	($)	($) (2)	($) (3)	($) (4)		($) (5)	($)
Lewis S. Klessel	2012	—	—	—	—	—		—	—
Member of the Interim Office of the Chief Executive Officer and Interim Chief Operating Officer (6)

Charles M. Sonsteby	2012	683,213	—	—	—	382,899		26,469	1,092,581
Member of the Interim	2011	662,181	—	—	—	538,576		36,057	1,236,814
Office of the Chief Executive	2010	200,000	—	552,754	2,696,082	336,510		16,579	3,801,925
Chief Administrative Officer and Chief Financial Officer (7)

Thomas C. DeCaro	2012	380,537	—	—	—	105,731		34,987	521,255
Executive Vice President	2011	369,473	—	—	—	181,851		39,579	590,903
— Supply Chain	2010	355,260	—	—	—	199,244		56,680	611,184

Philo T. Pappas	2012	416,591	—	—	—	116,067		32,872	565,530
Executive Vice President	2011	399,986	—	—	—	257,506		41,945	699,437
— Category Management	2010	384,520	—	—	—	235,188		86,785	706,493

Weizhong “Wilson” Zhu	2012	374,717	—	—	—	104,210		34,743	513,670
Executive Vice President	2011	360,546	—	—	—	196,726		35,853	593,125
—Private Brands & Global Sourcing	2010	336,000	—	—	—	205,808		48,464	590,272

John B. Menzer	2012	691,368	—	—	—	382,498	(9)	262,492	1,336,358
Former Chief Executive Officer (8)	2011	1,057,001	—	—	—	1,441,520		42,686	2,541,207
	2010	1,022,846	—	—	—	1,507,431		76,931	2,607,208

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

(5)         The table below reflects the fiscal 2012 components of this column.

					Weizhong
	Lewis S.	Charles M.	Thomas C.	Philo T.	“Wilson”	John B.
	Klessel	Sonsteby	DeCaro	Pappas	Zhu	Menzer
Medical Benefits (a)	—	$13,077	$19,620	$18,873	$18,235	$23,256
Insurance Premiums	—	5,858	5,276	3,930	6,382	5,598
Company Contributions to 401(k) and Group Universal Life Plan	—	—	2,500	2,500	2,500	—
Tax Reimbursement (b)	—	334	391	369	426	82,917
Car Allowance/Company-owned or Leased Automobile	—	7,200	7,200	7,200	7,200	6,052
Other (c)	—	—	—	—	—	144,669
Total Other Compensation	$—	$26,469	$34,987	$32,872	$34,743	$262,492

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

Grants of Plan-Based Awards for Fiscal 2012

The following table sets forth the plan-based awards granted to Named Executive Officers pursuant to Company plans during fiscal 2012.

Grants of Plan-Based Awards

						All Other
					All Other	Option
					Stock	Awards:	Exercise	Grant
		Estimated Future Payouts Under			Awards:	Number of	or Base	Date Fair
		Non-Equity Incentive Plan Awards			Number	Securities	Price of	Value of
		(1)			Shares of	Underlying	Option	Stock and
	Grant	Threshold	Target	Maximum	Stock	Options	Awards	Option
Name and Principal Position	Date	($)	($)	($)	(#)	(#)	($/Sh)	Awards
Lewis S. Klessel	N/A	N/A	N/A	N/A
Member of the Interim Office of the Chief Executive Officer and Interim Chief Operating Officer (2)

Charles M. Sonsteby	N/A	86,570	480,943	961,886
Member of the Interim Office of the Chief Executive Officer, Chief Administrative Officer and Chief Financial Officer

Thomas C. DeCaro	N/A	34,378	190,989	381,978
Executive Vice President
— Supply Chain

Philo T. Pappas	N/A	37,739	209,659	419,318
Executive Vice President
— Category Management

Weizhong “Wilson” Zhu	N/A	33,883	188,241	376,483
Executive Vice President
—Private Brands & Global Sourcing

John B. Menzer	N/A	198,000	1,100,000	2,200,000
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

Weizhong “Wilson” Zhu
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

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($)
Lewis S. Klessel	—	—	—	—
Member of the Interim Office of the Chief Executive Officer and Interim Chief Operating Officer

Charles M. Sonsteby	—	—	7,640	191,611	(1)
Member of the Interim Office of the Chief Executive Officer, Chief Administrative Officer and Chief Financial Officer

Thomas C. DeCaro	—	—	—	—
Executive Vice President
— Supply Chain

Philo T. Pappas	—	—	2,342	56,419	(2)
Executive Vice President
— Category Management

Weizhong “Wilson” Zhu	—	—	—	—
Executive Vice President
—Private Brands & Global Sourcing

John B. Menzer	—	—	125,000	3,011,250	(3)
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Michaels Stores, Inc.

We have audited Michaels Stores, Inc.’s (the Company) internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Michaels Stores, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting (see Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our report dated March 15, 2013, we expressed an unqualified opinion that Michaels Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the COSO criteria. Management has subsequently determined that a deficiency in controls related to the accounting for share based payment awards existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of February 2, 2013. As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control Over Financial Reporting (see Item 9A); to conclude that Michaels Stores, Inc.’s internal control over financial reporting was not effective as of February 2, 2013. Accordingly, our present opinion on the effectiveness of Michaels Stores Inc.’s internal control over financial reporting as of February 2, 2013, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the accounting for share based payment awards.

This material weakness resulted in the restatement of the Company’s consolidated financial statements as of February 2, 2013 and January 28, 2012 and for the years then ended.  We also have audited in accordance with standards of the Public Company Accounting Oversight Board (U.S.), the consolidated balance sheets of Michaels Stores, Inc. as of February 2, 2013 and January 28, 2012, and the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended February 2, 2013. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audits of the fiscal year 2012 and 2011 consolidated financial statements, and this report does not affect our report dated March 15, 2013, except for the error correction discussed in Note 2 as to which the date is November 29, 2013, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Michaels Stores, Inc. has not maintained effective internal control over financial reporting as of February 2, 2013, based on the COSO criteria.

/s/ Ernst & Young LLP

Dallas, TX
March 15, 2013, except for the effect of the material weakness described in the sixth paragraph above,
as to which the date is November 29, 2013

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

As discussed in Note 2 to the consolidated financial statements, the fiscal year 2012 and 2011 financial statements have been restated to correct the Company’s accounting for stock options.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), Michaels Stores, Inc.’s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013, except for the effects of the material weakness described in the sixth paragraph as to which the date is November 29, 2013, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP
Dallas, TX
March 15, 2013, except for Note 2,
as to which the date is November 29, 2013

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions except share data)

	February 2,	January 28,
	2013	2012
	Restated
ASSETS
Current assets:
Cash and equivalents	$56	$371
Merchandise inventories	862	845
Prepaid expenses and other	86	80
Deferred income taxes	37	42
Income tax receivable	3	1
Total current assets	1,044	1,339
Property and equipment, at cost	1,502	1,391
Less accumulated depreciation and amortization	(1,164)	(1,079)
Property and equipment, net	338	312
Goodwill	94	95
Debt issuance costs, net of accumulated amortization of $54 at February 2, 2013 and $74 at January 28, 2012	46	59
Deferred income taxes	30	29
Other assets	3	4
Total non-current assets	173	187
Total assets	$1,555	$1,838

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$263	$301
Accrued liabilities and other	367	389
Share-based compensation liability	35	25
Current portion of long-term debt	150	127
Deferred income taxes	4	1
Income taxes payable	37	18
Total current liabilities	856	861
Long-term debt	2,891	3,363
Deferred income taxes	2	11
Share-based compensation liability	27	19
Other long-term liabilities	83	85
Total long-term liabilities	3,003	3,478
Total liabilities	3,859	4,339
Commitments and contingencies
Stockholders’ deficit:
Common Stock, $0.10 par value, 220,000,000 shares authorized; 118,414,727 shares issued and outstanding at February 2, 2013; 118,265,885 shares issued and outstanding at January 28, 2012	12	12
Additional paid-in capital	37	40
Accumulated deficit	(2,359)	(2,559)
Accumulated other comprehensive income	6	6
Total stockholders’ deficit	(2,304)	(2,501)
Total liabilities and stockholders’ deficit	$1,555	$1,838

See accompanying Notes to Consolidated Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Fiscal Year
	2012	2011	2010
	Restated	Restated
Net sales	$4,408	$4,210	$4,031
Cost of sales and occupancy expense	2,643	2,532	2,467
Gross profit	1,765	1,678	1,564
Selling, general, and administrative expense	1,132	1,090	1,051
Share-based compensation	15	33	8
Impairment of intangible assets	8	—	—
Related party expenses	13	13	14
Store pre-opening costs	5	4	3
Operating income	592	538	488
Interest expense	245	254	276
Refinancing costs and losses on early extinguishments of debt	33	18	53
Other (income) and expense, net	(1)	9	10
Income before income taxes	315	257	149
Provision for income taxes	115	100	46
Net income	$200	$157	$103

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	—	(1)	1
Comprehensive income	$200	$156	$104

See accompanying Notes to Consolidated Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Fiscal Year
	2012	2011	2010
	Restated	Restated
Operating activities:
Net income	$200	$157	$103
Adjustments:
Depreciation and amortization	97	101	103
Share-based compensation	21	41	8
Debt issuance costs amortization	14	17	20
Accretion of long-term debt	—	35	50
Change in fair value of contingent consideration	—	(4)	—
Change in fair value of interest rate cap	—	5	12
Refinancing costs and losses on early extinguishments of debt	33	18	53
Impairment of intangible assets	8	—	—
Changes in assets and liabilities:
Merchandise inventories	(21)	(19)	47
Prepaid expenses and other	(7)	(7)	(1)
Deferred income taxes	(2)	21	(28)
Accounts payable	(35)	38	36
Accrued interest	(10)	—	(4)
Accrued liabilities and other	(16)	5	31
Income taxes	18	(9)	16
Other long-term liabilities	(1)	10	(8)
Net cash provided by operating activities	299	409	438

Investing activities:
Business acquisition	—	—	(2)
Additions to property and equipment	(124)	(109)	(81)
Net cash used in investing activities	(124)	(109)	(83)

Financing activities:
Borrowings on Restated Term Loan Credit Facility	1,640	—	—
Repayments on senior secured term loan facility	(1,996)	(50)	(228)
Borrowings on asset-based revolving credit facility	322	145	48
Payments on asset-based revolving credit facility	(321)	(145)	(48)
Issuance of senior notes due 2018	213	—	794
Repayments on senior notes due 2014	—	—	(791)
Repurchase of subordinated discount notes due 2016	(315)	(170)	—
Repurchase of senior subordinated notes due 2016	—	(7)	—
Payment of debt issuance costs	(13)	(7)	(34)
Payment of refinancing costs	(12)	—	—
Payment of capital leases	(3)	—	—
Change in cash overdraft	(5)	(14)	6
Net cash used in financing activities	(490)	(248)	(253)

Net (decrease) increase in cash and equivalents	(315)	52	102
Cash and equivalents at beginning of period	371	319	217
Cash and equivalents at end of period	$56	$371	$319

Supplemental Cash Flow Information:
Cash paid for interest	$239	$201	$208
Cash paid for income taxes	$108	$86	$64
Non-cash investing activity:
Contingent consideration liability	$—	$—	$4

See accompanying Notes to Consolidated Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Years Ended February 2, 2013

(In millions except share data)

					Accumulated
			Additional		Other
	Number of	Common	Paid-in	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total
			Restated	Restated		Restated
Balance at January 30, 2010	118,387,229	$12	$35	$(2,819)	$6	$(2,766)
Net income	—	—	—	103	—	103
Foreign currency translation and other	—	—	—	—	1	1
Exercise of stock options	37,848	—	—	—	—	—
Share-based compensation	—	—	8	—	—	8
Repurchase of stock	(7,569)	—	—	—	—	—
Issuance of stock	2,342	—	—	—	—	—
Balance at January 29, 2011	118,419,850	12	43	(2,716)	7	(2,654)
Net income	—	—	—	157	—	157
Foreign currency translation and other	—	—	—	—	(1)	(1)
Reclass to share-based compensation liability	—	—	(4)	—	—	(4)
Share-based compensation	—	—	1	—	—	1
Issuance of stock	134,982	—	—	—	—	—
Exercise of stock options	137,080	—	—	—	—	—
Repurchase of stock	(426,027)	—	—	—	—	—
Balance at January 28, 2012	118,265,885	12	40	(2,559)	6	(2,501)
Net income	—	—	—	200	—	200
Foreign currency translation and other	—	—	—	—	—	—
Reclass to share-based compensation liability	—	—	(3)	—	—	(3)
Exercise of stock options	430,475	—	—	—	—	—
Repurchase of stock	(416,615)	—	—	—	—	—
Issuance of stock	134,982	—	—	—	—	—
Balance at February 2, 2013	118,414,727	$12	$37	$(2,359)	$6	$(2,304)

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

If, after assessing the totality of events or circumstances such as those described above, we determine that it is more likely than not that the fair value of our reporting unit is greater than its carrying amount, no further action is required. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we will compare each reporting unit’s carrying value to its estimated fair value, determined through estimated discounted future cash flows and market-based methodologies. If the carrying value exceeds the estimated fair value, we determine the fair value of all assets and liabilities of the reporting unit, including the implied fair value of goodwill. If the carrying value of goodwill exceeds the implied fair value, we recognize an impairment charge equal to the difference. There are assumptions and estimates underlying the determination of fair value and any resulting impairment loss. Significant changes in these assumptions, or another estimate using different, but still reasonable, assumptions could produce different results. During fiscal 2012, we recognized an impairment charge of $1 million for our online scrapbooking business (“ScrapHD”) goodwill.  See Note 9 to our Consolidated Financial Statement for further information.  During fiscal 2011 and fiscal 2010, there was no impairment charge taken on our goodwill.

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

Share-Based Compensation

ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements.  We determined that our employee stock options should be recorded under the liability accounting guidance of ASC 718, as of the third quarter of 2011.  As such, we recognized share-based compensation based on the fair value of our option awards.  Expense for unvested options is recognized ratably over the requisite service period.  We estimate the fair value of stock option awards using a Black-Scholes option value model.

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

Note 2. Restatement — Share-based Compensation

The Company has determined its previously issued audited consolidated financial statements for the fiscal years ended February 2, 2013 and January 28, 2012, contained an error with respect to ASC 718, Compensation — Stock Compensation. Specifically, participants exercised stock options upon their termination from the Company, and the Company immediately re- purchased the immature shares (shares held less than six months following exercise). The Company repurchased shares in this manner and therefore, under accounting rules, established a pattern of repurchasing immature shares during the third quarter of 2011. The Company determined that, as a result, all stock options should have been treated as liability awards in accordance with the rules of ASC 718-10-25-9 at such time. Under liability accounting, the Company re-measures the fair value of stock compensation each period and recognizes changes in fair value as awards vest and until the award is settled. The Company originally recognized expense ratably over the vesting period based on the grant date fair value of the option. The Company determined the accounting error was material to fiscal 2011 and fiscal 2012 financial statements and those financial statements required restatement. The impact to share-based compensation expense was $18 million ($11 million, net of tax) and $32 million ($20 million, net of tax) for the fiscal years ended February 2, 2013 and January 28, 2012, respectively. As part of the restatement, the Company also recorded other adjustments related to merchandise inventories and closed store reserve which were previously determined to be immaterial to the respective periods. In total, the adjustments resulted in a decline of net income by $14 million for fiscal year ended February 2, 2013, and $19 million for fiscal year ended January 28, 2012. As a result of this restatement, the following footnotes have been restated:

•                  Note 6 — Income Taxes

•                  Note 7 — Share-based Compensation Restated

•                  Note 13 — Segments and Geographic Information

•                  Note 15 — Condensed Consolidating Financial Information

The following tables illustrate the corrections as associated with certain line items in the financial statements (amounts in millions):

	Consolidated Statements of Comprehensive Income Fiscal 2012
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Cost of sales and occupancy expense	$2,632	$6	$5	$2,643
Gross Profit	1,776	(6)	(5)	1,765
Selling, general and administrative expense	1,135	(3)	—	1,132
Share-based compensation	—	15	—	15
Operating income	615	(18)	(5)	592
Income before income taxes	338	(18)	(5)	315
Provision for income taxes	124	(7)	(2)	115
Net income	214	(11)	(3)	200
Comprehensive income	214	(11)	(3)	200

	Consolidated Statements of Comprehensive Income Fiscal 2011
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Cost of sales and occupancy expense	$2,526	$7	$(1)	$2,532
Gross Profit	1,684	(7)	1	1,678
Selling, general and administrative expense	1,098	(8)	—	1,090
Share-based compensation	—	33	—	33
Operating income	569	(32)	1	538
Income before income taxes	288	(32)	1	257
Provision for income taxes	112	(12)	—	100
Net income	176	(20)	1	157
Comprehensive income	175	(20)	1	156

	Consolidated Balance Sheet As of February 2, 2013
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Merchandise inventories	$865	$1	$(4)	$862
Total current assets	1,047	1	(4)	1,044
Deferred income taxes	13	17	—	30
Total non-current assets	156	17	—	173
Share-based compensation liability	—	35	—	35
Income taxes payable	40	(1)	(2)	37
Total current liabilities	824	34	(2)	856
Share-based compensation liability	—	27	—	27
Total long-term liabilities	2,976	27	—	3,003
Additional paid-in capital	49	(12)	—	37
Accumulated deficit	(2,326)	(31)	(2)	(2,359)
Total stockholders’ deficit	(2,259)	(43)	(2)	(2,304)

	Consolidated Balance Sheet As of January 28, 2012
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Merchandise inventories	$840	$4	$1	$845
Total current assets	1,334	4	1	1,339
Deferred income taxes	18	11	—	29
Total non-current assets	176	11	—	187
Share-based compensation liability	—	25	—	25
Income taxes payable	19	(1)	—	18
Total current liabilities	837	24	—	861
Share-based compensation liability	—	19	—	19
Total long-term liabilities	3,459	19	—	3,478
Additional paid-in capital	48	(8)	—	40
Accumulated deficit	(2,540)	(20)	1	(2,559)
Total stockholders’ deficit	(2,474)	(28)	1	(2,501)

	Cash Flow Data Fiscal 2012
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Operating Activities:
Net income	$214	(11)	(3)	$200
Share-based compensation	5	16	—	21
Merchandise inventories	(25)	5	(1)	(21)
Deferred income taxes	2	(4)	—	(2)
Accrued liabilities and other	(12)	(4)	—	(16)
Income taxes	19	(1)	—	18
Net cash provided by operating activities	302	1	(4)	299
Net cash used in financing activities	(493)	3	—	(490)

	Cash Flow Data Fiscal 2011
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Operating Activities:
Net income	$176	(20)	1	$157
Share-based compensation	9	32	—	41
Merchandise inventories	(14)	(4)	(1)	(19)
Deferred income taxes	32	(11)	—	21
Net cash provided by operating activities	413	(4)	—	409
Net cash used in financing activities	(252)	4	—	(248)

Note 3. Detail of Certain Balance Sheet Accounts

	February 2,	January 28,
	2013	2012
	(In millions)
Property and equipment:
Land and buildings	$2	$2
Fixtures and equipment	863	820
Capitalized software	264	228
Leasehold improvements	373	341
	$1,502	$1,391

Accrued liabilities and other:
Salaries, bonuses, and other payroll-related costs	$94	$110
Insurance liabilities	71	67
Accrued interest	33	43
Taxes, other than income and payroll	51	64
Gift certificate and gift card liability	33	30
Other	85	75
	$367	$389

Note 4. Debt

Our debt consisted of the following for fiscal 2012 and fiscal 2011:

	Interest Rate	Fiscal 2012	Fiscal 2011
		(In millions)
Senior secured term loan	Variable	$1,640	$1,996
Senior notes	7.750%	1,007	795
Senior subordinated notes	11.375%	393	393
Subordinated discount notes	13.000%	—	306
Asset-based revolving
credit facility	Variable	1	—
Total debt		3,041	3,490

Less current portion		150	127

Long-term debt		$2,891	$3,363

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

Note 6. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities as of the respective year-end balance sheets are as follows:

	Deferred Tax Asset (Liability)
	February 2, 2013		January 28, 2012
	Current	Noncurrent	Current	Noncurrent
	(In millions)
	(Restated)
Net operating loss, general business credit, foreign tax credit and alternative minimum tax credit carryforwards	$—	$10	$—	$14
Merchandise inventories	(12)	—	(9)	—
Accrued expenses	13	1	12	1
State income taxes	(1)	3	1	3
Vacation accrual	7	—	7	—
Share-based compensation	—	29	—	25
Deferred rent	2	14	—	16
Other deferred tax assets	4	3	6	4
State valuation allowance	—	(10)	—	(14)
Bonus accrual	—	3	6	—
Gift cards	4	—	4	—
Property and equipment	—	(29)	—	(33)
Foreign taxes	1	—	—	—
Workers’ compensation	19	—	17	—
Cancellation of debt income	—	(39)	—	(39)
Original issue discount related to cancellation of debt income	—	41	—	41
Other deferred tax liabilities	(4)	2	(3)	—
	$33	$28	$41	$18
Net deferred tax assets		$61		$59

The federal, state and international income tax provision is as follows:

	Fiscal Year
	2012	2011	2010
	(In millions)
Federal:
Current	$92	$46	$45
Deferred	(7)	18	(21)
Total federal income tax provision	85	64	24

State:
Current	10	13	9
Deferred	1	1	(4)
Total state income tax provision	11	14	5

International:
Current	20	22	17
Deferred	(1)	—	—
Total international income tax provision	19	22	17

Total income tax provision	$115	$100	$46

The reconciliation between the actual income tax provision and the income tax provision calculated by applying the federal statutory tax rate is as follows:

	Fiscal Year
	2012	2011	2010
	(In millions)
Income tax provision at statutory rate	$111	$91	$52
State income taxes, net of federal income tax effect	6	7	2
Federal tax credits	—	(2)	(2)
Unrecognized tax benefits	(1)	1	(4)
State valuation allowance	—	—	1
Other	(1)	3	(3)
Total income tax provision	$115	$100	$46

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

Note 7. Share-Based Compensation — Restated

The 2006 Equity Incentive Plan (“2006 Plan”) provides for the grant of share-based awards exercisable for up to 14.2 million shares of common stock. Generally, awards vest ratably over four or five years and expire eight years from the grant date. Prior to third quarter 2011, we issued new shares of our common stock to satisfy share issuance upon option exercises. During fiscal 2011, we satisfied option exercises with the issuance of new shares but also allowed such shares to be net cash settled at the request of the former employee. Consequently, in the third quarter of fiscal 2011, management determined that the pattern of purchasing immature shares modified the classification of outstanding awards to liability awards. Share-based compensation expense was $21 million for fiscal 2012, $41 million for fiscal 2011 and $8 million for fiscal 2010 which is recognized in Cost of sales and occupancy and Share- based compensation.

The fair value of options issued prior to the third quarter of fiscal 2011 was recognized as compensation expense at their grant date fair value.  When the Company’s options were modified to liability awards, the grant date fair value of the options outstanding prior to the third quarter of fiscal 2011 was the minimum expense the Company recognized each period.  For the years ended February 2, 2013 and January 28, 2012, the Company, under ASC 718’s guidance on liability awards, recognized incremental share-based compensation expense using the Black-Scholes option valuation model’s fair value as of the end of each reporting period.  The following assumptions were used to estimate the fair value of options granted during the year in fiscal 2010 as well the fair value of liability awards as of the end of fiscal 2012 and fiscal 2011.

	Fiscal Year
Assumptions (1)	2012	2011	2010
Risk-free interest rates (2)	0.1% - 1.1%	0.1% - 1.3%	1.5% - 2.5%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility rates of our common stock (3)	29.0% - 35.2%	30.7% - 37.8%	39.4% - 41.5%
Expected life of options (in years) (4)	1.0 - 5.0	1.0 - 5.0	5.0 - 8.0
Weighted average fair value of options (5)	$8.46	$10.07	$4.52

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

(4)                                 Expected lives were based on an analysis of historical exercise and post-vesting employment termination behavior. Since fair value was remeasured at the end of the year in 2011 and 2012, the expected life was adjusted based on the remaining life of the options.

(5)                                 The Company’s 2012, 2011 and 2010 common stock valuations relied on projections of our future performance, estimates of our weighted average cost of capital, and metrics based on the performance of a peer group of similar companies, including valuation multiples and stock price volatility. The fair value of equity per share utilized in our calculation ranged from $24.09 to $25.08 in fiscal 2012, $15.22 to $17.95 in fiscal 2011, and $11.55 to $14.47 in fiscal 2010.  For fiscal 2012 and 2011, the weighted average fair value of options was re-valued under liability accounting as of the end of the fiscal year for all options granted during the fiscal year. For fiscal 2010, the weighted average fair value of options is as of the grant date for options granted during fiscal 2010.

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

The total fair value of options that vested during fiscal 2012, fiscal 2011, and fiscal 2010 was $30 million, $25 million and $2 million, respectively. The intrinsic value for options that vested during 2012, fiscal 2011 and fiscal 2010 was $22 million, $17 million and $5 million, respectively. The intrinsic value for options exercised was $5 million in fiscal 2012 and less than $1 million in fiscal 2011 and fiscal 2010. As of the beginning of fiscal 2012, there were 6.1 million nonvested options with a weighted average fair value of $10.73 per share. As of the end of fiscal 2012, there were 3.2 million nonvested options with a weighted average fair value of $12.01 per share. During fiscal 2012, there were 1.9 million options that vested and 1.4 million options that were cancelled with a weighted-average fair value of $11.88 and $10.20 per share, respectively.

As of February 2, 2013, compensation cost not yet recognized related to nonvested awards totaled $25 million and is expected to be recognized over a weighted average period of 2.2 years. Share-based liabilities paid in fiscal 2011 were less than $1 million and in fiscal 2012 were $3 million. To the extent the actual forfeiture rate is different from what we have anticipated, share-based compensation related to these awards will be different from our expectations.

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

In fiscal 2009, we purchased an interest rate derivative with the objective to cap our exposure to interest rate increases on our senior secured term loan facility that result from fluctuations in the three-month LIBOR. The interest rate cap is measured using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair value of the interest rate cap is determined using the market methodology of discounting the future expected variable cash receipts that would occur if variable interest rates rise above the strike rate of the cap. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These factors are considered Level 2 inputs within the fair value hierarchy. As of February 2, 2013, the fair value of the cap was immaterial. See Note 8 for additional information on our derivative instruments.

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1.

Our sales and assets by country are as follows:

	Fiscal Year
	2012	2011	2010
	(In millions)
Net Sales:
United States	$3,989	$3,825	$3,673
Canada	419	385	358
Consolidated Total	$4,408	$4,210	$4,031

Total Assets (Restated):
United States	$1,446	$1,744	$1,699
Canada	109	94	81
Consolidated Total	$1,555	$1,838	$1,780

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

	Fiscal Year
	2012	2011	2010
	Restated	Restated
Net income	$200	$157	$103
Interest expense	245	254	276
Refinancing costs and losses on early extinguishments of debt	33	18	53
Provision for income taxes	115	100	46
Depreciation and amortization	97	101	103
EBITDA (excluding refinancing costs and losses on early extinguishments of debt)	$690	$630	$581

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

Supplemental Condensed Consolidating Statement of Comprehensive Income

	Fiscal Year 2012
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(Restated)
	(In millions)

Net sales	$3,848	$2,544	$(1,984)	$4,408
Cost of sales and occupancy expense	2,473	2,154	(1,984)	2,643
Gross profit	1,375	390	—	1,765
Selling, general, and administrative expense	980	152	—	1,132
Share-based compensation	12	3	—	15
Impairment of intangible assets	8	—	—	8
Related party expenses	13	—	—	13
Store pre-opening costs	4	1	—	5
Operating income	358	234	—	592
Interest expense	245	—	—	245
Refinancing costs and losses on early extinguishments of debt	33	—	—	33
Other (income) and expense, net	—	(1)	—	(1)
Intercompany charges (income)	76	(76)	—	—
Equity in earnings of subsidiaries	311	—	(311)	—
Income before income taxes	315	311	(311)	315
Provision for income taxes	115	114	(114)	115
Net income	200	197	(197)	200
Comprehensive income	$200	$197	$(197)	$200

(1)         As Restated — See Note 2 “Restatement Share-based Compensation” on Notes to Consolidated Financial Statements.

Supplemental Condensed Consolidating Statement of Comprehensive Income

	Fiscal Year 2011
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(Restated)
	(In millions)

Net sales	$3,684	$2,369	$(1,843)	$4,210
Cost of sales and occupancy expense	2,389	1,986	(1,843)	2,532
Gross profit	1,295	383	—	1,678
Selling, general, and administrative expense	945	145	—	1,090
Share-based compensation	28	5	—	33
Related party expenses	13	—	—	13
Store pre-opening costs	3	1	—	4
Operating income	306	232	—	538
Interest expense	254	—	—	254
Refinancing costs and losses on early extinguishments of debt	18	—	—	18
Other (income) and expense, net	5	4	—	9
Intercompany charges (income)	73	(73)	—	—
Equity in earnings of subsidiaries	301	—	(301)	—
Income before income taxes	257	301	(301)	257
Provision for income taxes	100	117	(117)	100
Net income	$157	$184	$(184)	$157

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(1)	—	—	(1)
Comprehensive income	$156	$184	$(184)	$156

Supplemental Condensed Consolidating Statement of Comprehensive Income

	Fiscal Year 2010
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)

Net sales	$3,530	$2,294	$(1,793)	$4,031
Cost of sales and occupancy expense	2,341	1,919	(1,793)	2,467
Gross profit	1,189	375	—	1,564
Selling, general, and administrative expense	912	139	—	1,051
Share-based compensation	7	1	—	8
Related party expenses	14	—	—	14
Store pre-opening costs	3	—	—	3
Operating income	253	235	—	488
Interest expense	276	—	—	276
Refinancing costs and losses on early extinguishments of debt	53	—	—	53
Other (income) and expense, net	12	(2)	—	10
Intercompany charges (income)	73	(73)	—	—
Equity in earnings of subsidiaries	310	—	(310)	—
Income before income taxes	149	310	(310)	149
Provision for income taxes	46	107	(107)	46
Net income	$103	$203	$(203)	$103

Other comprehensive income, net of tax:
Foreign currency translation adjustment	1	—	—	1
Comprehensive income	$104	$203	$(203)	$104

Supplemental Condensed Consolidating Balance Sheet

	February 2, 2013
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(Restated)
	(In millions)
ASSETS
Current assets:
Cash and equivalents	$37	$19	$—	$56
Merchandise inventories	591	271	—	862
Intercompany receivables	—	329	(329)	—
Other	105	21	—	126
Total current assets	733	640	(329)	1,044
Property and equipment, net	271	67	—	338
Goodwill, net	94	—	—	94
Investment in subsidiaries	284	—	(284)	—
Other assets	76	3	—	79
Total assets	$1,458	$710	$(613)	$1,555

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	5	258	—	263
Accrued liabilities and other	235	132	—	367
Share-based Compensation	22	13		35
Current portion of long-term debt	150	—	—	150
Intercompany payable	329	—	(329)	—
Other	36	5	—	41
Total current liabilities	777	408	(329)	856
Long-term debt	2,891	—	—	2,891
Other long-term liabilities	73	12	—	85
Share-based Compensation	21	6		27
Total stockholders’ deficit	(2,304)	284	(284)	(2,304)
Total liabilities and stockholders’ deficit	$1,458	$710	$(613)	$1,555

(1)         As Restated — See Note 2 “Restatement Share-based Compensation” on Notes to Consolidated Financial Statements.

Supplemental Condensed Consolidating Balance Sheet

	January 28, 2012
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(Restated)
	(In millions)
ASSETS
Current assets:
Cash and equivalents	$363	$8	$—	$371
Merchandise inventories	555	290	—	845
Intercompany receivables	—	470	(470)	—
Other	103	20	—	123
Total current assets	1,021	788	(470)	1,339
Property and equipment, net	249	63	—	312
Goodwill, net	95	—	—	95
Investment in subsidiaries	402	—	(402)	—
Other assets	89	3	—	92
Total assets	$1,856	$854	$(872)	$1,838

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9	$292	$—	$301
Accrued liabilities and other	256	133	—	389
Share-based compensation	16	9	—	25
Current portion of long-term debt	127	—	—	127
Intercompany payable	470	—	(470)	—
Other	18	1	—	19
Total current liabilities	896	435	(470)	861
Long-term debt	3,363	—	—	3,363
Share-based compensation	13	6		19
Other long-term liabilities	85	11	—	96
Total stockholders’ deficit	(2,501)	402	(402)	(2,501)
Total liabilities and stockholders’ deficit	$1,856	$854	$(872)	$1,838

Supplemental Condensed Consolidating Statement of Cash Flows

	Fiscal Year 2012
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated
	(Restated) (In millions)
Operating activities:
Net cash provided by operating activities	$269	$453	$(423)	$299

Investing activities:
Cash paid for property and equipment	(105)	(19)	—	(124)
Net cash used in investing activities	(105)	(19)	—	(124)

Financing activities:
Net repayments of long-term debt	(457)	—	—	(457)
Intercompany dividends	—	(423)	423	—
Other financing activities	(33)	—	—	(33)
Net cash provided by financing activities	(490)	(423)	423	(490)

Increase in cash and equivalents	(326)	11	—	(315)
Beginning cash and equivalents	363	8	—	371
Ending cash and equivalents	$37	$19	$—	$56

Supplemental Condensed Consolidating Statement of Cash Flows

	Fiscal Year 2011
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(Restated) (In millions)
Operating activities:
Net cash provided by operating activities	$390	$234	$(215)	$409

Investing activities:
Cash paid for property and equipment	(88)	(21)	—	(109)
Net cash used in investing activities	(88)	(21)	—	(109)

Financing activities:
Net repayments of long-term debt	(227)	—	—	(227)
Intercompany dividends	—	(215)	215	—
Other financing activities	(21)	—	—	(21)
Net cash provided by financing activities	(248)	(215)	215	(248)

Increase in cash and equivalents	54	(2)	—	52
Beginning cash and equivalents	309	10	—	319
Ending cash and equivalents	$363	$8	$—	$371

Supplemental Condensed Consolidating Statement of Cash Flows

	Fiscal Year 2010
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Operating Activities:
Net cash provided by operating activities	$426	$301	$(289)	$438

Investing Activities:
Cost of business acquisition	(2)	—	—	(2)
Cash paid for property and equipment	(69)	(12)	—	(81)
Net cash used in investing activities	(71)	(12)	—	(83)

Financing Activities:
Net repayments of long-term debt	(225)	—	—	(225)
Intercompany dividends	—	(289)	289	—
Other financing activities	(28)	—	—	(28)
Net cash used in financing activities	(253)	(289)	289	(253)

Increase in cash and equivalents	102	—	—	102
Beginning cash and equivalents	207	10	—	217
Ending cash and equivalents	$309	$10	$—	$319

Note 16. Subsequent Event (unaudited)

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

MICHAELS STORES, INC.

UNAUDITED SUPPLEMENTAL QUARTERLY FINANCIAL DATA

(In millions)

As Restated:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	Restated	Restated	Restated	Restated
Fiscal 2012:
Net sales	$978	$892	$1,014	$1,524
Cost of sales and occupancy expense	567	556	613	907
Gross profit	411	336	401	617
Selling, general, and administrative expense	259	252	276	345
Share-based compensation (1)	4	3	2	6
Operating income	144	76	117	255
Refinancing costs and losses on early extinguishments of debt (2)	—	—	3	30
Net income	51	9	35	105

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
			Restated	Restated
Fiscal 2011:
Net sales	$953	$857	$996	$1,404
Cost of sales and occupancy expense	560	529	600	843
Gross profit	393	328	396	561
Selling, general, and administrative expense	252	239	277	322
Share-based compensation (1)	2	2	14	15
Operating income	135	82	100	221
Refinancing costs and losses on early extinguishments of debt (3)	11	4	1	2
Net income	37	10	22	88

As Reported:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2012:
Net sales	$978	$892	$1,014	$1,524
Cost of sales and occupancy expense	566	553	611	902
Gross profit	412	339	403	622
Selling, general, and administrative expense	260	252	278	345
Operating income	148	82	119	266
Refinancing costs and losses on early extinguishments of debt (1)	—	—	3	30
Net income	53	13	36	112

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2011:
Net sales	$953	$857	$996	$1,404
Cost of sales and occupancy expense	560	529	594	843
Gross profit	393	328	402	561
Selling, general, and administrative expense	254	241	279	324
Operating income	135	82	118	234
Refinancing costs and losses on early extinguishments of debt (2)	11	4	1	2
Net income	37	10	32	97

We report on the basis of a 52 or 53-week fiscal year, which ends on the Saturday closest to January 31. Our interim periods each contain 13 weeks, with the first quarter ending on a Saturday 13 weeks after the end of our previous fiscal year. For fiscal years that contain 53 weeks, our fourth quarter contains 14 weeks.

(1) In the third quarter of 2011, the Company’s accounting method for share-based compensation changed from a grant date fair value convention to liability accounting. As such, the Company recognized incremental expense in the third quarter of 2011 for the increase in the fair value of employee stock options from the date of grant until the end of the third quarter, as well as incremental expense over the requisite service period. In subsequent quarters, the Company recognized share-based compensation expense under the liablility accounting model.

(2) The refinancing costs and losses on early extinguishments of debt relates to our senior secured term loan facility and prepayment of our B-1 Term Loans, the redemption of our remaining outstanding Subordinated Discount Notes, and our asset-based revolving credit facility.

(3) The refinancing costs and losses on early extinguishments of debt relates to the early extinguishment of $163 million face value, or $155 million accreted value of our outstanding  Subordinated Discount Notes and $7 million face value of our Senior Subordinated Notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 29, 2013	MICHAELS STORES, INC.

	By:	/s/ Charles M. Sonsteby
Charles M. Sonsteby
Chief Administrative Officer & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carl S. Rubin	Chief Executive Officer	November 29, 2013
Carl S. Rubin	(Principal Executive Officer)

/s/ Charles M. Sonsteby	Chief Administrative Officer & Chief Financial Officer	November 29, 2013
Charles M. Sonsteby	(Principal Financial Officer)

/s/ Jennifer N. Robinson	Vice President — Chief Accounting Officer and Controller	November 29, 2013
Jennifer N. Robinson	(Principal Accounting Officer)

/s/ Josh Bekenstein	Director	November 29, 2013
Josh Bekenstein

/s/ Todd M. Cook	Director	November 29, 2013
Todd M. Cook

/s/ Jill A. Greenthal	Director	November 29, 2013
Jill A. Greenthal

/s/ Lewis S. Klessel	Director	November 29, 2013
Lewis S. Klessel

/s/ Matthew S. Levin	Director	November 29, 2013
Matthew S. Levin

/s/ James A. Quella	Director	November 29, 2013
James A. Quella

/s/ Peter F. Wallace	Director	November 29, 2013
Peter F. Wallace

/s/ John J. Mahoney	Director	November 29, 2013
John J. Mahoney

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

10.5	Form of Fiscal Year 2013 Bonus Plan for Executive Officers (previously filed as Exhibit 10.5 to Form 10-K filed by the Company on March 15, 2013, SEC File No. 001-09338).*

10.6	Employment Agreement, dated March 6, 2009, between Michaels Stores, Inc. and John B. Menzer (previously filed as Exhibit 10.1 to Form 10-Q filed by Company on June 5, 2009, SEC File No. 001-09338).*

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

10.14	Michaels Stores, Inc. Amended Officer Severance Pay Plan (previously filed as Exhibit 10.17 to Form 10-K filed by Company on April 2, 2009, SEC File No. 001-09338).*

10.15	Amendment to Michaels Stores, Inc. Amended Officer Severance Pay Plan (previously filed as Exhibit 10.15 to Form 10-K filed by Company on March 15, 2013, SEC File No. 001-09338).*

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

10.21

Exhibits and Schedules to Second Amended and Restated Credit Agreement, dated as of September 17, 2012, among Michaels Stores, Inc., the other borrowers from time to time party thereto, the facility guarantors from time to time party thereto, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent and collateral agent, and the other agents named therein (previously filed as Exhibit 10.21 to Form 10-K filed by Company on March 15, 2013, SEC File No. 001-09338).

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

10.29

Exhibits and Schedules to Amended and Restated Credit Agreement, dated as of January 28, 2013, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, and Barclays Bank PLC, Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, LLC, as co-documentation agents, and Deutsche Bank Securities Inc., Barclays Bank PLC, Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, LLC, as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.29 to Form 10-K filed by Company on March 15, 2013, SEC File No. 001-09338).

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