Form 10-Q/A
period 2013-05-04
MICHAELS STORES INC
filed 2013-12-09
CIK 740670

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

Explanatory Note

Michaels Stores, Inc. (“Company”) is filing this Amendment No. 1 (“Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended May 4, 2013, filed with the Securities and Exchange Commission (“SEC”) on May 24, 2013 (the “Form 10-Q”), for the purpose of correcting historical share-based compensation expense caused by the Company’s repurchase of shares that had not been held for at least six months following the exercise of stock options under its equity incentive plans. Since the participants held such shares for less than six months following exercise (“immature shares”), liability accounting applies to the plan.

The Company has determined its previously issued unaudited interim consolidated financial statements for the three month periods ended May 4, 2013 and April 28, 2012 contained an error with respect to ASC 718, Compensation — Stock Compensation. Specifically, former participants in the Company’s Equity Incentive Plan and its successor Plan (The Michaels Companies, Inc. (“Parent”) Equity Incentive Plan, together the “Plan”) exercised stock options upon their termination from the Company, and the Company repurchased the immature shares. The Company consistently repurchased shares in this manner and therefore, under accounting rules, established a pattern of repurchasing immature shares during the third quarter of 2011. The Company determined all stock options should have been treated as liability awards in accordance with the rules of ASC 718-10-25-9. Under liability accounting, the Company re-measures the fair value of stock compensation each period and recognizes changes in fair value as awards vest and until the award is settled. The Company originally recognized expense ratably over the vesting period based on the grant date fair value of the option in accordance with the fixed method of accounting. The Company determined the accounting error was material to fiscal 2011 and fiscal 2012 financial statements and those financial statements required restatement. As a result, the Company is also restating its financial statements for the three months ended May 4, 2013 and April 28, 2012. The non-cash impact to share-based compensation cost for the three months ended May 4, 2013 and April 28, 2012, was $5 million ($3, net of tax) million and $3 million ($1, net of tax) million, respectively. As part of the restatement, the Company also recorded other adjustments related to merchandise inventories and the reserve for closed facilities which were previously determined to be immaterial to the respective periods. In total, the adjustments resulted in a decline of net income by $1 million for the three months ended May 4, 2013, and $2 million for the three months ended April 28, 2012.

In connection with the restatement of our consolidated financial statements described herein, management re-evaluated the Company’s internal controls over financial reporting and disclosure controls and share repurchase procedures. It was determined a material weakness existed beginning in the third quarter of 2011 due to management’s failure to identify the accounting implications under ASC 718 related to the Company’s practice of repurchasing immature shares following option exercises by employees upon termination of employment, as well as its failure to follow internal controls relating to the repurchase of shares. For a discussion of management’s consideration of the Company’s internal control over financial reporting and the material weakness identified, see Item 4.

For convenience of the reader, this amended filing sets forth the original filing, in its entirety. The following items have been amended principally as a result of, and to reflect, the restatement:

Part I, Item 1	- Financial Statements (unaudited)
Part I, Item 2	- Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I, Item 4	- Controls and Procedures

In accordance with applicable SEC rules, this Amended Filing includes new certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) from our Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amended Filing.

The remaining items contained within this amended report consist of all other items originally contained in the Form 10-Q and are included for the convenience of the reader. The sections of the Form 10-Q which were not amended are unchanged and continue in full force and effect as originally filed. This amended report speaks as of the date of the original filing and has not been updated to reflect events occurring subsequent to the original filing other than those associated with the restatement of our financial statements.

MICHAELS STORES, INC.

FORM 10-Q

MICHAELS STORES, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

(Unaudited)

	May 4,	February 2,	April 28,
	2013	2013	2012
	(Restated)	(Restated)	(Restated)
ASSETS
Current assets:
Cash and equivalents	$55	$56	$385
Merchandise inventories	843	862	880
Prepaid expenses and other	85	86	77
Deferred income taxes	37	37	42
Income tax receivable	8	3	5
Total current assets	1,028	1,044	1,389
Property and equipment, at cost	1,527	1,502	1,405
Less accumulated depreciation and amortization	(1,186)	(1,164)	(1,095)
Property and equipment, net	341	338	310
Goodwill	94	94	95
Debt issuance costs, net of accumulated amortization of $52, $54, and $78, respectively	42	46	55
Deferred income taxes	28	30	31
Other assets	2	3	4
Total non-current assets	166	173	185
Total assets	$1,535	$1,555	$1,884

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$232	$263	$280
Accrued liabilities and other	300	367	388
Share based compensation liability	36	35	28
Current portion of long-term debt	198	150	127
Deferred income taxes	4	4	1
Income taxes payable	27	37	27
Total current liabilities	797	856	851
Long-term debt	2,887	2,891	3,363
Deferred income taxes	2	2	11
Share based compensation liability	28	27	22
Other long-term liabilities	79	83	85
Total long-term liabilities	2,996	3,003	3,481
Total liabilities	3,793	3,859	4,332
Commitments and contingencies
Stockholders’ deficit:
Common Stock, $0.10 par value, 220,000,000 shares authorized; 118,417,069 shares issued and outstanding at May 4, 2013; 118,414,727 shares issued and outstanding at February 2, 2013; 118,420,253 shares issued and outstanding at April 28, 2012	12	12	12
Additional paid-in capital	38	37	40
Accumulated deficit	(2,313)	(2,359)	(2,508)
Accumulated other comprehensive income	5	6	8
Total stockholders’ deficit	(2,258)	(2,304)	(2,448)
Total liabilities and stockholders’ deficit	$1,535	$1,555	$1,884

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(Unaudited)

	Quarter Ended
	May 4,	April 28,
	2013	2012
	(Restated)
Net sales	$993	$978
Cost of sales and occupancy expense	584	567
Gross profit	409	411
Selling, general, and administrative expense	272	259
Share-based compensation	3	4
Related party expenses	4	3
Store pre-opening costs	2	1
Operating income	128	144
Interest expense	47	66
Refinancing costs and losses on early extinguishment of debt	7	—
Other (income) and expense, net	—	(1)
Income before income taxes	74	79
Provision for income taxes	28	28
Net income	46	51

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	(1)	2
Comprehensive income	$45	$53

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Quarter Ended
	May 4,	April 28,
	2013	2012
	(Restated)
Operating activities:
Net income	$46	$51
Adjustments:
Depreciation and amortization	25	24
Share-based compensation	4	4
Debt issuance costs amortization	2	4
Refinancing costs expensed and losses on early extinguishment of debt	7	—
Changes in assets and liabilities:
Merchandise inventories	20	(33)
Prepaid expenses and other	1	3
Accounts payable	(14)	(15)
Accrued interest	(30)	37
Accrued liabilities and other	(41)	(37)
Income taxes	(14)	3
Other long-term liabilities	(4)	—
Net cash provided by operating activities	2	41

Investing activities:
Additions to property and equipment	(22)	(18)
Net cash used in investing activities	(22)	(18)

Financing activities:
Redemption of senior subordinated notes due 2016	(142)	—
Borrowings on asset-based revolving credit facility	306	—
Payments on asset-based revolving credit facility	(125)	—
Payment of capital leases	(1)	—
Change in cash overdraft	(19)	(9)
Net cash provided by (used in) financing activities	19	(9)

Net (decrease) increase in cash and equivalents	(1)	14
Cash and equivalents at beginning of period	56	371
Cash and equivalents at end of period	$55	$385

Supplemental Cash Flow Information:
Cash paid for interest	$75	$25
Cash paid for income taxes	$44	$24

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

The balance sheet at February 2, 2013 has been derived from the restated audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.

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

Note 2.  Restatement — Share-based Compensation

The Company has determined its previously issued unaudited interim consolidated financial statements for the three month periods ended May 4, 2013 and April 28, 2012, contained an error with respect to ASC 718, Compensation — Stock Compensation. Specifically, former participants in the Company’s Equity Incentive Plan and its successor Plan (The Michaels Companies, Inc. (“Parent”) Equity Incentive Plan, together the “Plan”) exercised stock options upon their termination from the Company, and the Company repurchased the immature shares. The Company consistently repurchased shares in this manner and therefore, under accounting rules, established a pattern of repurchasing immature shares during the third quarter of 2011. The Company determined all stock options should have been treated as liability awards in accordance with the rules of ASC 718-10-25-9. Under liability accounting, the Company re-measures the fair value of stock compensation each period and recognizes changes in fair value as awards vest and until the award is settled. The Company originally recognized expense ratably over the vesting period based on the grant date fair value of the option in accordance with the fixed method of accounting. The Company determined the accounting error was material to fiscal 2011 and fiscal 2012 financial statements and those financial statements required restatement. As a result, the Company is also restating its financial statements for the three months ended May 4, 2013 and April 28, 2012. The impact to share-based compensation cost for the three months ended May 4, 2013 and April 28, 2012, was $5 million ($3, net of tax) and $3 million ($1, net of tax), respectively. As part of the restatement, the Company also recorded other adjustments related to merchandise inventories and the reserve for closed facilities which were previously determined to be immaterial to the respective periods. In total, the adjustments resulted in a decline of Net income by $1 million for the three months ended May 4, 2013, and $2 million for the three months ended April 28, 2012.

The following footnotes have been restated:

•                  Note 6 — Income Taxes

•                  Note 8 — Segments and Geographic Information

•                  Note 10 — Condensed Consolidating Financial Information

The following tables illustrate the correction as associated with certain line items in the unaudited interim consolidated financial statements (amounts in millions):

	Consolidated Balance Sheet
	May 4, 2013
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Merchandise inventories	$842	$2	$(1)	$843
Total current assets	1,027	2	(1)	1,028
Deferred income taxes	13	15	—	28
Total non-current assets	151	15	—	166
Share-based compensation liability	—	36	—	36
Income taxes payable	31	(4)	—	27
Total current liabilities	765	32	—	797
Share-based compensation liability	—	28	—	28
Total long-term liabilities	2,968	28	—	2,996
Additional paid-in capital	48	(10)	—	38
Accumulated deficit	(2,279)	(33)	(1)	(2,313)
Total stockholders’ deficit	(2,214)	(43)	(1)	(2,258)

	Consolidated Balance Sheet
	April 28, 2012
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Merchandise inventories	$874	$6	$—	$880
Total current assets	1,383	6	—	1,389
Deferred income taxes	18	13	—	31
Total non-current assets	172	13	—	185
Share-based compensation liability	—	28	—	28
Income taxes payable	28	(1)	—	27
Total current liabilities	824	27	—	851
Share-based compensation liability	—	22	—	22
Total long-term liabilities	3,459	22	—	3,481
Additional paid-in capital	49	(9)	—	40
Accumulated deficit	(2,487)	(21)	—	(2,508)
Total stockholders’ deficit	(2,418)	(30)	—	(2,448)

	Consolidated Statements of Comprehensive Income
	Quarter Ended May 4, 2013
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Cost of sales and occupancy expense	$586	$1	$(3)	$584
Gross Profit	407	(1)	3	409
Selling, general and administrative expense	271	1	—	272
Share-based compensation	—	3	—	3
Operating income	130	(5)	3	128
Income before income taxes	76	(5)	3	74
Provision for income taxes	29	(2)	1	28
Net income	47	(3)	2	46
Comprehensive income	46	(3)	2	45

	Consolidated Statements of Comprehensive Income
	Quarter Ended April 28, 2012
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Cost of sales and occupancy expense	$566	$—	$1	$567
Gross Profit	412	—	(1)	411
Selling, general and administrative expense	260	(1)	—	259
Share-based compensation	—	4	—	4
Operating income	148	(3)	(1)	144
Income before income taxes	83	(3)	(1)	79
Provision for income taxes	30	(2)	—	28
Net income	53	(1)	(1)	51
Comprehensive income	55	(1)	(1)	53

	Cash Flow Data
	Quarter Ended May 4, 2013
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Operating Activities:
Net income	$47	(3)	2	$46
Share-based compensation	(1)	5	—	4
Merchandise inventories	23	—	(3)	20
Accrued liabilities and other	(39)	(2)	—	(41)
Income taxes	(15)	—	1	(14)

	Cash Flow Data
	Quarter Ended April 28, 2012
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Operating Activities:
Net income	$53	(1)	(1)	$51
Share-based compensation	1	3	—	4
Merchandise inventories	(34)	—	1	(33)
Income taxes	5	(2)	––	3

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

Note 4.  Comprehensive Income

Accumulated other comprehensive income, net of tax, is reflected in the Consolidated Balance Sheets as follows:

Foreign Currency Translation and Other
(in millions)
Balance at February 2, 2013	$6
Foreign currency translation adjustment and other	(1)
Balance at May 4, 2013	$5

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

Note 6.  Income Taxes

The effective tax rate was 37.8% for the first quarter of fiscal 2013. The effective tax rate was 35.4% for the first quarter of fiscal 2012. The current year tax rate is higher than the prior year tax rate due primarily to the prior year favorable impact related to our reserve for uncertain tax positions. We currently estimate our annualized effective tax rate for fiscal 2013 to be 37.7%.

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

Our sales and assets by country are as follows:

	Quarter Ended
	May 4, 2013	April 28, 2012
	(in millions)
Net Sales:
United States	$899	$891
Canada	94	87
Consolidated Total	$993	$978

	May 4, 2013	February 2, 2013	April 28, 2012
	(Restated)	(Restated)	(Restated)
	(in millions)
Total Assets:
United States	$1,443	$1,446	$1,769
Canada	92	109	115
Consolidated Total	$1,535	$1,555	$1,884

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

	Quarter Ended
	May 4, 2013	April 28, 2012
	Restated
	(in millions)

Net income	$46	$51
Interest expense	47	66
Refinancing costs and losses on early extinguishments of debt	7	—
Provision for income taxes	28	28
Depreciation and amortization	25	24
EBITDA (excluding refinancing costs and losses on early extinguishments of debt)	$153	$169

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

Supplemental Condensed Consolidating Balance Sheet

	May 4, 2013
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$32	$23	$—	$55
Merchandise inventories	588	255	—	843
Intercompany receivables	—	442	(442)	—
Other	108	22	—	130
Total current assets	728	742	(442)	1,028
Property and equipment, net	272	69	—	341
Goodwill	94	—	—	94
Investment in subsidiaries	430	—	(430)	—
Other assets	69	3	—	72
Total assets	$1,593	$814	$(872)	$1,535

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4	$228	$—	$232
Accrued liabilities and other	177	123	—	300
Share-based compensation	23	13	—	36
Current portion of long-term debt	198	—	—	198
Intercompany payable	442	—	(442)	—
Other	31	—	—	31
Total current liabilities	875	364	(442)	797
Long-term debt	2,887	—	—	2,887
Share-based compensation	19	9	—	28
Other long-term liabilities	70	11	—	81
Total stockholders’ deficit	(2,258)	430	(430)	(2,258)
Total liabilities and stockholders’ deficit	$1,593	$814	$(872)	$1,535

Supplemental Condensed Consolidating Balance Sheet

	February 2, 2013
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(Restated)
	(In millions)
ASSETS
Current assets:
Cash and equivalents	$37	$19	$—	$56
Merchandise inventories	591	271	—	862
Intercompany receivables	—	329	(329)	—
Other	105	21	—	126
Total current assets	733	640	(329)	1,044
Property and equipment, net	271	67	—	338
Goodwill, net	94	—	—	94
Investment in subsidiaries	284	—	(284)	—
Other assets	76	3	—	79
Total assets	$1,458	$710	$(613)	$1,555

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	5	258	—	263
Accrued liabilities and other	235	132	—	367
Share-based Compensation	22	13		35
Current portion of long-term debt	150	—	—	150
Intercompany payable	329	—	(329)	—
Other	36	5	—	41
Total current liabilities	777	408	(329)	856
Long-term debt	2,891	—	—	2,891
Other long-term liabilities	73	12	—	85
Shared based Compensation	21	6		27
Total stockholders’ deficit	(2,304)	284	(284)	(2,304)
Total liabilities and stockholders’ deficit	$1,458	$710	$(613)	$1,555

Supplemental Condensed Consolidating Balance Sheet

	April 28, 2012
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$372	$13	$—	$385
Merchandise inventories	577	303	—	880
Intercompany receivables	—	570	(570)	—
Other	104	20	—	124
Total current assets	1,053	906	(570)	1,389
Property and equipment, net	250	60	—	310
Goodwill	95	—	—	95
Investment in subsidiaries	552	—	(552)	—
Other assets	87	3	—	90
Total assets	$2,037	$969	$(1,122)	$1,884

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10	$270	$—	$280
Accrued liabilities and other	269	119	—	388
Share based compensation liability	18	10	—	28
Current portion of long-term debt	127	—	—	127
Intercompany payable	570	—	(570)	—
Other	28	—	—	28
Total current liabilities	1,022	399	(570)	851
Long-term debt	3,363	—	—	3,363
Share based compensation liability	15	7	—	22
Other long-term liabilities	85	11	—	96
Total stockholders’ deficit	(2,448)	552	(552)	(2,448)
Total liabilities and stockholders’ deficit	$2,037	$969	$(1,122)	$1,884

Supplemental Condensed Consolidating Statement of Comprehensive Income

	Quarter Ended May 4, 2013
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)
	(in millions)

Net sales	$869	$547	$(423)	$993
Cost of sales and occupancy expense	555	452	(423)	584
Gross profit	314	95	—	409
Selling, general, and administrative expense	234	38	—	272
Share-based compensation	2	1	—	3
Related party expenses	4	—	—	4
Store pre-opening costs	2	—	—	2
Operating income	72	56	—	128
Interest expense	47	—	—	47
Refinancing costs and losses on early extinguishment of debt	7	—	—	7
Intercompany charges (income)	13	(13)	—	—
Equity in earnings of subsidiaries	69	—	(69)	—
Income before income taxes	74	69	(69)	74
Provision for income taxes	28	26	(26)	28
Net income	46	43	(43)	46

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	(1)	—	—	(1)
Comprehensive income	$45	$43	$(43)	$45

Supplemental Condensed Consolidating Statement of Comprehensive Income

	Quarter Ended April 28, 2012
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)
	(in millions)

Net sales	$861	$549	$(432)	$978
Cost of sales and occupancy expense	537	462	(432)	567
Gross profit	324	87	—	411
Selling, general, and administrative expense	224	35	—	259
Share-based compensation	4	—	—	4
Related party expenses	3	—	—	3
Store pre-opening costs	1	—	—	1
Operating income	92	52	—	144
Interest expense	66	—	—	66
Other (income) and expense, net	(1)	—	—	(1)
Intercompany charges (income)	17	(17)	—	—
Equity in earnings of subsidiaries	69	—	(69)	—
Income before income taxes	79	69	(69)	79
Provision for income taxes	28	25	(25)	28
Net income	51	44	(44)	51

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	2	—	—	2
Comprehensive income	$53	$44	$(44)	$53

Supplemental Condensed Consolidating Statement of Cash Flows

	Quarter Ended May 4, 2013
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net cash provided by operating activities	$(8)	$34	$(24)	$2

Investing activities:
Cash paid for property and equipment	(16)	(6)	—	(22)
Net cash used in investing activities	(16)	(6)	—	(22)

Financing activities:
Net repayments of short-term debt	39	—	—	39
Intercompany dividends	—	(24)	24	—
Other financing activities	(20)	—	—	(20)
Net cash used in financing activities	19	(24)	24	19

Decrease in cash and equivalents	(5)	4	—	(1)
Beginning cash and equivalents	37	19	—	56
Ending cash and equivalents	$32	$23	$—	$55

Supplemental Condensed Consolidating Statement of Cash Flows

	Quarter Ended April 28, 2012
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net cash provided by operating activities	$33	$25	$(17)	$41

Investing activities:
Cash paid for property and equipment	(15)	(3)	—	(18)
Net cash used in investing activities	(15)	(3)	—	(18)

Financing activities:
Intercompany dividends	—	(17)	17	—
Other financing activities	(9)	—	—	(9)
Net cash used in financing activities	(9)	(17)	17	(9)

Increase in cash and equivalents	9	5	—	14
Beginning cash and equivalents	363	8	—	371
Ending cash and equivalents	$372	$13	$—	$385

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

•                  risks related to our disclosed material weakness in our internal control over financial reporting related to our accounting for share-based compensation expense that could affect our ability to report our financial condition, results of operations or cash flows accurately and on a timely basis;

•                  failure to attract or retain senior management could adversely affect our operations;

•                  a weak fourth quarter would materially adversely affect our results of operations;

•                  changes in newspaper subscription rates may result in reduced exposure to our circular advertisements;

•                  our material weakness in internal control over financial reporting related to our accounting for share-based compensation expense;

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

Restatement - Share-based Compensation

The Company has determined its previously issued unaudited interim consolidated financial statements for the three month periods ended May 4, 2013 and April 28, 2012, contained an error with respect to ASC 718, Compensation — Stock Compensation. Specifically, former participants in the Company’s Equity Incentive Plan and its successor Plan (The Michaels Companies, Inc. (“Parent”) Equity Incentive Plan, together the “Plan”) exercised stock options upon their termination from the Company, and the Company repurchased the immature shares. The Company consistently repurchased shares in this manner and therefore, under accounting rules, established a pattern of repurchasing immature shares during the third quarter of 2011. The Company determined all stock options should have been treated as liability awards in accordance with the rules of ASC 718-10-25-9. Under liability accounting, the Company re-measures the fair value of stock compensation each period and recognizes changes in fair value as awards vest and until the award is settled. The Company originally recognized expense ratably over the vesting period based on the grant date fair value of the option in accordance with the fixed method of accounting. The Company determined the accounting error was material to fiscal 2011 and fiscal 2012 financial statements and those financial statements required restatement. As a result, the Company is also restating its financial statements for the three months ended May 4, 2013 and April 28, 2012. The non-cash impact to share-based compensation cost for the three months ended May 4, 2013 and April 28, 2012, was $5 million ($3, net of tax) and $3 million ($1, net of tax), respectively. As part of the restatement, the Company also recorded other adjustments related to merchandise inventories and the reserve for closed facilities which were previously determined to be immaterial to the respective periods. In total, the adjustments resulted in a decline of Net income by $1 million for the three months ended May 4, 2013, and $2 million for the three months ended April 28, 2012. The following tables illustrate the correction as it is associated with certain line items in the financial statements (amounts in millions):

	Consolidated Balance Sheet
	May 4, 2013
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Merchandise inventories	$842	$2	$(1)	$843
Total current assets	1,027	2	(1)	1,028
Deferred income taxes	13	15	—	28
Total non-current assets	151	15	—	166
Share-based compensation liability	—	36	—	36
Income taxes payable	31	(4)	—	27
Total current liabilities	765	32	—	797
Share-based compensation liability	—	28	—	28
Total long-term liabilities	2,968	28	—	2,996
Additional paid-in capital	48	(10)	—	38
Accumulated deficit	(2,279)	(33)	(1)	(2,313)
Total stockholders’ deficit	(2,214)	(35)	(1)	(2,258)

	Consolidated Balance Sheet
	April 28, 2012
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Merchandise inventories	$874	$6	$—	$880
Total current assets	1,383	6	—	1,389
Deferred income taxes	18	13	—	31
Total non-current assets	172	13	—	185
Share-based compensation liability	—	28	—	28
Income taxes payable	28	(1)	—	27
Total current liabilities	824	27	—	851
Share-based compensation liability	—	22	—	22
Total long-term liabilities	3,459	22	—	3,481
Additional paid-in capital	49	(9)	—	40
Accumulated deficit	(2,487)	(21)	—	(2,508)
Total stockholders’ deficit	(2,418)	(30)	—	(2,448)

	Consolidated Statements of Comprehensive Income
	Quarter Ended May 4, 2013
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Cost of sales and occupancy expense	$586	$1	$(3)	$584
Gross Profit	407	(1)	3	409
Selling, general and administrative expense	271	1	—	272
Share-based compensation	—	3	—	3
Operating income	130	(5)	3	128
Income before income taxes	76	(5)	3	74
Provision for income taxes	29	(2)	1	28
Net income	47	(3)	2	46
Comprehensive income	46	(3)	2	45

	Consolidated Statements of Comprehensive Income
	Quarter Ended April 28, 2012
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Cost of sales and occupancy expense	$566	$—	$1	$567
Gross Profit	412	—	(1)	411
Selling, general and administrative expense	260	(1)	—	259
Share-based compensation	—	4	—	4
Operating income	148	(3)	(1)	144
Income before income taxes	83	(3)	(1)	79
Provision for income taxes	30	(2)	—	28
Net income	53	(1)	(1)	51
Comprehensive income	55	(1)	(1)	53

	Cash Flow Data
	Quarter Ended May 4, 2013
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Operating Activities:
Net income	$47	(3)	2	$46
Share-based compensation	(1)	5	—	4
Merchandise inventories	23	—	(3)	20
Accrued liabilities and other	(39)	(2)	—	(41)
Income taxes	(15)	—	1	(14)

	Cash Flow Data
	Quarter Ended April 28, 2012
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Operating Activities:
Net income	$53	(1)	(1)	$51
Share-based compensation	1	3	—	4
Merchandise inventories	(34)	—	1	(33)
Income taxes	5	(2)	––	3

Results of Operations

The following table sets forth the percentage relationship to Net sales of each line item of our unaudited consolidated Statements of Comprehensive Income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes, contained herein.

	Quarter Ended
	May 4,	April 28,
	2013	2012
	As Restated (1)
Net sales	100.0%	100.0%
Cost of sales and occupancy expense	58.8	58.0
Gross profit	41.2	42.0
Selling, general, and administrative expense	27.4	26.5
Share-based compensation	0.3	0.4
Related party expenses	0.4	0.3
Store pre-opening costs	0.2	0.1
Operating income	12.9	14.7
Interest expense	4.7	6.7
Refinancing costs and losses on early extinguishment of debt	0.7	—
Other (income) and expense, net	—	(0.1)
Income before income taxes	7.5	8.1
Provision for income taxes	2.9	2.9
Net income	4.6%	5.2%

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

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $17 million to $584 million in the first quarter of fiscal 2013 from $567 million in the first quarter of fiscal 2012. Cost of sales increased due primarily to an $8 million increase in merchandise costs and a $4 million increase in inventory markdown expense mainly due to an increase in discontinued stock keeping units associated with planned merchandise resets. This is partially offset by a $6 million decrease in our freight and distribution expenses and improved efficiencies and new product offerings in our vertically integrated framing operations. In addition, there was $3 million in favorability from the timing of recognition of capitalized inventory costs. Lastly, we had an $11 million increase in rent and related expenses, including $5 million from opening new stores and a $3 million increase from the timing of maintenance costs.

Cost of sales and occupancy expense increased 80 basis points as a percentage of Net sales to 58.8% for the first quarter of fiscal 2013 from 58.0% for the first quarter of fiscal 2012. Occupancy costs increased 90 basis points due to the timing of maintenance costs as well as lease expenses on new stores. In addition, we had a 30 basis point improvement in efficiencies and new product offerings in our vertically integrated framing operations and a 30 basis point lift from lower distribution and freight costs; these were partially offset by an increase in cost of sales of 30 basis points for inventory reserves.

Selling, General and Administrative Expense—Selling, general and administrative expense was $272 million in the first quarter of fiscal 2013 compared to $259 million in the first quarter of fiscal 2012. Selling, general and administrative expense increased $7  million due to incremental store costs related to operating 51 new Michaels stores at the end of the first quarter of fiscal 2013 compared to the end of the first quarter of fiscal 2013, including $5 million in labor and payroll-related expenses.  Additionally, Selling, general and administrative expenses increased by $2 million for executive signing costs, $2 million for higher strategic initiative consulting fees, $2 million for increased advertising and $2 million for payroll and payroll-related costs.  These amounts were partially offset by $2 million in savings for bonus expense.  As a percentage of Net sales, Selling, general and administrative expense increased 90 basis points due to a 70 basis point increase in new store costs and 30 basis points of payroll and payroll-related expenses.  These amounts were partially offset by a 20 basis point decrease in bonus expense.

Share-Based Compensation—Share-based compensation expense decreased to $3 million in the first quarter of fiscal 2013 from $4 million in the first quarter of fiscal 2012.

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

Refinancing Costs and Losses on Early Extinguishment of Debt—We recorded a loss on the early extinguishment of debt of $7 million during the first quarter of fiscal 2013, consisting of a $5 million redemption premium and $2 million to write off debt issuance costs related to the redemption of $137 million in aggregate principal amount of our 11 3/8% Senior Subordinated Notes due November 1, 2016 (the “Senior Subordinated Notes”).  See Note 3 to the consolidated financial statements for further discussion.

Provision for Income Taxes—The effective tax rate was 37.8% for the first quarter of fiscal 2013. The effective tax rate was 35.4% for the first quarter of fiscal 2012. The current year tax rate is higher than the prior year tax rate primarily due to the prior year favorable impact related to our reserve for uncertain tax positions.  We currently estimate our annualized effective tax rate for fiscal 2013 to be 37.7%.

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

Cash Flow from Operating Activities

Cash flow provided by operating activities during the first three months of fiscal 2013 was $2 million compared to $41 million during the first three months of fiscal 2012. The $39 million change was primarily due to a $67 million decrease for the timing of interest payments, a $21 million decrease due to the timing of income tax payments and a $5 million decrease in Net income.  These amounts were partially offset by the $52 million increase due to the timing of inventory purchases.

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

	Quarter Ended
	May 4,	April 28,
	2013	2012
	(Restated)
	(in millions)
Net cash provided by operating activities	$2	$41
Depreciation and amortization	(25)	(24)
Share-based compensation	(4)	(4)
Debt issuance costs amortization	(2)	(4)
Refinancing costs and losses on early extinguishments of debt	(7)	—
Changes in assets and liabilities	82	42
Net income	46	51
Interest expense	47	66
Refinancing costs and losses on early extinguishment of debt	7	—
Provision for income taxes	28	28
Depreciation and amortization	25	24
EBITDA (excluding refinancing costs and losses on early extinguishment of debt)	153	169
Adjustments:
Share-based compensation	4	4
Sponsor fees	4	3
Store pre-opening costs	2	1
Foreign currency transaction losses (gains)	—	(1)
Other (1)	2	—
Adjusted EBITDA	$165	$176

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

We did not maintain effective controls related to the administration of our share repurchases.    Specifically, the Company established a pattern of repurchasing common stock shares at the time option awards were exercised following termination of employment of participants in the Plan. Since the repurchased shares were not owned for a period of more than six months, the holders of the shares were, according to accounting rules, not subject to the risk and rewards of ownership. The pattern of repurchasing immature shares, demonstrates an administrative practice that results in all stock options being treated as liability awards under the accounting rules of ASC 718-10-25-9, Compensation — Stock Compensation (ASC 718). The control deficiency resulted in an adjustment to share-based compensation costs (which are classified in cost of sales and share-based compensation expense), merchandise inventory, income tax expense, additional paid-in capital, and deferred taxes. Under liability accounting, the Company re-measures the fair value of stock compensation each period and recognizes changes in fair value as awards vest and until the award is settled. The Company originally recognized expense ratably over the vesting period based on the grant date fair value of the option in accordance with the fixed method of accounting. As a result of this material error, management concluded a material weakness exists in the Company’s internal controls related to the administration of share repurchases and  controls were ineffective at timely detecting and correcting errors related to share-based compensation in accordance with U.S. generally accepted accounting principles.

As the material weakness was not remediated as of May 4, 2013, the material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

Management will implement the following procedures related to this material weakness and expects testing of the operating effectiveness to be successfully completed during the fourth quarter of fiscal 2013.

•                              Establish and monitor additional internal control procedures related to share repurchases to ensure all required approvals are received prior to repurchase, including our Board, CEO, and CFO. In addition, the accounting department will review repurchases for appropriate accounting under ASC 718 prior to a commitment to repurchase.

•                              Perform a formal review with the Company officers and Board members responsible for the administration of stock repurchases regarding the terms of the Plan and the Stockholders Agreement with recurring training when responsibilities change.

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

Change in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended May 4, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1

Employment Agreement, dated February 13, 2013, between Michaels Stores, Inc. and Carl S. Rubin (previously filed as Exhibit 10.1 to Form 10-Q filed by Company on May 24, 2013, SEC File No. 001-09338).*

10.2

Restricted Stock Award Agreements, dated March 18, 2013, between Michaels Stores, Inc. and Carl S. Rubin (previously filed as Exhibit 10.2 to Form 10-Q filed by Company on May 24, 2013, SEC File No. 001-09338).*

10.3

Stock Option Agreements, dated March 18, 2013, between Michaels Stores, Inc. and Carl S. Rubin (previously filed as Exhibit 10.3 to Form 10-Q filed by Company on May 24, 2013, SEC File No. 001-09338).*

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

Dated: December 9, 2013

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.1

Employment Agreement, dated February 13, 2013, between Michaels Stores, Inc. and Carl S. Rubin (previously filed as Exhibit 10.1 to Form 10-Q filed by Company on May 24, 2013, SEC File No. 001-09338).*

10.2

Restricted Stock Award Agreements, dated March 18, 2013, between Michaels Stores, Inc. and Carl S. Rubin (previously filed as Exhibit 10.2 to Form 10-Q filed by Company on May 24, 2013, SEC File No. 001-09338).

10.3	Stock Option Agreements, dated March 18, 2013, between Michaels Stores, Inc. and Carl S. Rubin (previously filed as Exhibit 10.3 to Form 10-Q filed by Company on May 24, 2013, SEC File No. 001-09338).

31.1	Certifications of Carl S. Rubin pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Charles M. Sonsteby pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Section 13 (r) Disclosure.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Management contract or compensatory plan or arrangement.