Form 10-Q/A
period 2013-08-03
MICHAELS STORES INC
filed 2013-12-09
CIK 740670

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

Explanatory Note

Michaels Stores, Inc. (“Company”) is filing this Amendment No. 1 (“Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended August 3, 2013, filed with the Securities and Exchange Commission (“SEC”) on August 30, 2013 (the “Form 10-Q”), for the purpose of correcting historical share-based compensation expense caused by the Company’s repurchase of shares that had not been held for at least six months following the exercise of stock options under its equity incentive plans. Since the participants held such shares for less than six months following exercise (“immature shares”), liability accounting applies to the plan.

The Company has determined its previously issued unaudited interim consolidated financial statements for the three and six month periods ended August 3, 2013 and July 28, 2012, contained an error with respect to ASC 718, Compensation — Stock Compensation. Specifically, former participants in the Company’s Equity Incentive Plan and its successor Plan (The Michaels Companies, Inc. (“Parent”) Equity Incentive Plan, together the “Plan”) exercised stock options upon their termination from the Company, and the Company repurchased the immature shares. The Company consistently repurchased shares in this manner and therefore, under accounting rules, established a pattern of repurchasing immature shares during the third quarter of 2011. The Company determined all stock options should have been treated as liability awards in accordance with the rules of ASC 718-10-25-9. Under liability accounting, the Company re-measures the fair value of stock compensation each period and recognizes changes in fair value as awards vest and until the award is settled. The Company originally recognized expense ratably over the vesting period based on the grant date fair value of the option in accordance with the fixed method of accounting. The Company determined the accounting error was material to fiscal 2011 and fiscal 2012 financial statements and those financial statements required restatement. As a result, the Company is also restating its financial statements for the three and six months ended August 3, 2013 and July 28, 2012. The impact to share-based compensation expense for the three and six months ended August 3, 2013 was $7 million ($5, Net of tax) and $12 million ($8, Net of tax), respectively. For the three and six months ended July 28, 2012 the impact was $6 million ($4, Net of tax) and $9 million ($5, Net of tax), respectively. As part of the restatement, the Company also recorded other adjustments related to merchandise inventories and the reserve for closed facilities which were previously determined to be immaterial to the respective periods. In total, the adjustments resulted in a decline of net income by $3 million and $4 million for the three and six month periods ended August 3, 2013, respectively, and by $4 million and $6 million for the three and six month periods ended July 28, 2012.

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

MICHAELS STORES, INC.

FORM 10-Q

MICHAELS STORES, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

(Unaudited)

	August 3,	February 2,	July 28,
	2013	2013	2012
	(Restated)	(Restated)	(Restated)
ASSETS
Current assets:
Cash and equivalents	$51	$56	$113
Merchandise inventories	909	862	925
Prepaid expenses and other	96	86	89
Deferred income taxes	38	37	42
Income tax receivable	36	3	27
Total current assets	1,130	1,044	1,196
Property and equipment, at cost	1,542	1,502	1,438
Less accumulated depreciation and amortization	(1,195)	(1,164)	(1,112)
Property and equipment, net	347	338	326
Goodwill	94	94	95
Debt issuance costs, net of accumulated amortization of $54, $54, and $82, respectively	40	46	51
Deferred income taxes	29	30	32
Other assets	5	3	3
Total non-current assets	168	173	181
Total assets	$1,645	$1,555	$1,703

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$289	$263	$277
Accrued liabilities and other	335	367	353
Share-based compensation liability	19	35	29
Current portion of long-term debt	238	150	1
Deferred income taxes	4	4	1
Income taxes payable	—	37	—
Total current liabilities	885	856	661
Long-term debt	2,882	2,891	3,363
Deferred income taxes	2	2	11
Share-based compensation liability	26	27	23
Other long-term liabilities	81	83	86
Total long-term liabilities	2,991	3,003	3,483
Total liabilities	3,876	3,859	4,144
Commitments and contingencies
Stockholders’ deficit:
Common Stock, $0.10 par value, 100 shares authorized; 100 shares issued and outstanding	—	––	––
Additional paid-in capital	61	49	52
Accumulated deficit	(2,296)	(2,359)	(2,499)
Accumulated other comprehensive income	4	6	6
Total stockholders’ deficit	(2,231)	(2,304)	(2,441)
Total liabilities and stockholders’ deficit	$1,645	$1,555	$1,703

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(Unaudited)

	Quarter Ended		Six Months Ended
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012
	(Restated)		(Restated)
Net sales	$904	$892	$1,897	$1,870
Cost of sales and occupancy expense	567	557	1,151	1,124
Gross profit	337	335	746	746
Selling, general, and administrative expense	254	251	526	510
Share-based compensation	8	3	11	7
Related party expenses	3	4	7	7
Store pre-opening costs	1	1	3	2
Operating income	71	76	199	220
Interest expense	45	61	92	127
Refinancing costs and losses on early extinguishment of debt	—	—	7	—
Other (income) and expense, net	1	—	1	(1)
Income before income taxes	25	15	99	94
Provision for income taxes	8	6	36	34
Net income	17	9	63	60

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	(1)	(2)	(2)	—
Comprehensive income	$16	$7	$61	$60

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six Months Ended
	August 3,	July 28,
	2013	2012
	(Restated)
Operating activities:
Net income	$63	$60
Adjustments:
Depreciation and amortization	50	46
Share-based compensation	13	11
Debt issuance costs amortization	4	8
Refinancing costs and losses on early extinguishment of debt	7	—
Changes in assets and liabilities:
Merchandise inventories	(47)	(82)
Prepaid expenses and other	(13)	(9)
Accounts payable	43	(23)
Accrued interest	(2)	(4)
Accrued liabilities and other	(59)	(42)
Income taxes	(71)	(46)
Other long-term liabilities	(2)	1
Net cash used in operating activities	(14)	(80)

Investing activities:
Additions to property and equipment	(50)	(45)
Net cash used in investing activities	(50)	(45)

Financing activities:
Redemption of senior subordinated notes due 2016	(142)	—
Repurchase of subordinated discount notes due 2016	—	(127)
Repayments on senior secured term loan facility	(4)	—
Borrowings on asset-based revolving credit facility	375	—
Payments on asset-based revolving credit facility	(154)	—
Payment of capital leases	(2)	(1)
Change in cash overdraft	(14)	(5)
Net cash provided by (used in) financing activities	59	(133)

Net decrease in cash and equivalents	(5)	(258)
Cash and equivalents at beginning of period	56	371
Cash and equivalents at end of period	$51	$113

Supplemental Cash Flow Information:
Cash paid for interest	$89	$122
Cash paid for income taxes	$109	$80

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

Note 2.   Restatement — Share-based Compensation

The Company has determined its previously issued unaudited interim consolidated financial statements for the three and six month periods ended August 3, 2013 and July 28, 2012, contained an error with respect to Accounting Standards Codification (“ASC”) 718, Compensation — Stock Compensation. Specifically, former participants in the Company’s Equity Incentive Plan and its successor Plan (The Michaels Companies, Inc. (“Parent”) Equity Incentive Plan, together the “Plan”) exercised stock options upon their termination from the Company, and the Company repurchased the immature shares. The Company consistently repurchased shares in this manner and therefore, under accounting rules, established a pattern of repurchasing immature shares during the third quarter of 2011. The Company determined all stock options should have been treated as liability awards in accordance with the rules of ASC 718-10-25-9. Under liability accounting, the Company re-measures the fair value of stock compensation each period and recognizes changes in fair value as awards vest and until the award is settled. The Company originally recognized expense ratably over the vesting period based on the grant date fair value of the option in accordance with the fixed method of accounting. The Company determined the accounting error was material to fiscal 2011 and fiscal 2012 financial statements and those financial statements required restatement. As a result, the Company is also restating its financial statements for the three and six months ended August 3, 2013 and July 28, 2012. The impact to share-based compensation expense for the three and six months ended August 3, 2013, was $7 million ($5, net of tax) and $12 million ($8, net of tax), respectively.   The impact to share-based compensation expense for the three and six months ended July 28, 2012, was $6 million ($4, net of tax) and $9 million ($5, net of tax), respectively.   As part of the restatement, the Company also recorded other adjustments related to merchandise inventories and the reserve for closed facilities which were previously determined to be immaterial to the respective periods. In total, the adjustments resulted in a decline of Net income by $3 and $4 million for the three and six months ended August 3, 2013, and $4 and $6 million for the three and six months ended July 28, 2012.

The following footnotes have been restated:

•                  Note 6 — Income Taxes

•                  Note 9 — Segments and Geographic Information

•                  Note 11 — Condensed Consolidating Financial Information

The following tables illustrate the correction as associated with certain line items in the unaudited interim consolidated financial statements (amounts in millions):

	Consolidated Balance Sheet As of August 3, 2013
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Merchandise inventories	$905	$4	$—	$909
Deferred income taxes	37	1	—	38
Income tax receivable	34	2	—	36
Total current assets	1,123	7	—	1,130
Deferred income taxes	13	16	—	29
Total non-current assets	152	16	—	168
Accrued liabilities and other	338	(3)	—	335
Share-based compensation liability	—	19	—	19
Income taxes payable	1	(1)	—	—
Total current liabilities	870	15	—	885
Share-based compensation liability	—	26	—	26
Total long-term liabilities	2,965	26	—	2,991
Additional paid-in capital	60	1	—	61
Accumulated deficit	(2,277)	(19)	—	(2,296)
Total stockholders’ deficit	(2,213)	(18)	—	(2,231)

	Consolidated Balance Sheet As of July 28, 2012
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Merchandise inventories	$922	$3	$—	$925
Total current assets	1,193	3	—	1,196
Deferred income taxes	18	14	—	32
Total non-current assets	167	14	—	181
Accrued liabilities and other	351	2	—	353
Share-based compensation liability	—	29	—	29
Income taxes payable	2	(2)	—	—
Total current liabilities	632	29	—	661
Share-based compensation liability	—	23	—	23
Total long-term liabilities	3,460	23	—	3,483
Additional paid-in capital	62	(10)	—	52
Accumulated deficit	(2,474)	(25)	—	(2,499)
Total stockholders’ deficit	(2,406)	(35)	—	(2,441)

	Consolidated Statements of Comprehensive Income Quarter Ended August 3, 2013
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Cost of sales and occupancy expense	$567	$1	$(1)	$567
Gross Profit	337	(1)	1	337
Selling, general and administrative expense	258	(2)	(2)	254
Share-based compensation	—	8	—	8
Operating income	75	(7)	3	71
Income before income taxes	29	(7)	3	25
Provision for income taxes	9	(2)	1	8
Net income	20	(5)	2	17
Comprehensive income	19	(5)	2	16

	Consolidated Statements of Comprehensive Income Six Months Ended August 3, 2013
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Cost of sales and occupancy expense	$1,153	$2	$(4)	$1,151
Gross Profit	744	(2)	4	746
Selling, general and administrative expense	529	(1)	(2)	526
Share-based compensation	—	11	—	11
Operating income	205	(12)	6	199
Income before income taxes	105	(12)	6	99
Provision for income taxes	38	(4)	2	36
Net income	67	(8)	4	63
Comprehensive income	65	(8)	4	61

	Consolidated Statements of Comprehensive Income Quarter Ended July 28, 2012
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Cost of sales and occupancy expense	$553	$4	$—	$557
Gross Profit	339	(4)	—	335
Selling, general and administrative expense	252	(1)	—	251
Share-based compensation	—	3	—	3
Operating income	82	(6)	—	76
Income before income taxes	21	(6)	—	15
Provision for income taxes	8	(2)	—	6
Net income	13	(4)	—	9
Comprehensive income	11	(4)	—	7

	Consolidated Statements of Comprehensive Income Six Months Ended July 28, 2012
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Cost of sales and occupancy expense	$1,119	$4	$1	$1,124
Gross Profit	751	(4)	(1)	746
Selling, general and administrative expense	512	(2)	—	510
Share-based compensation	—	7	—	7
Operating income	230	(9)	(1)	220
Income before income taxes	104	(9)	(1)	94
Provision for income taxes	38	(4)	—	34
Net income	66	(5)	(1)	60
Comprehensive income	66	(5)	(1)	60

	Cash Flow Data Six Months Ended August 3, 2013
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Operating Activities:
Net income	$67	(7)	3	$63
Share-based compensation	1	12	—	13
Merchandise inventories	(40)	(2)	(5)	(47)
Accrued liabilities and other	(38)	(21)	—	(59)
Income taxes	(71)	(2)	2	(71)
Net cash provided by (used in) operating activities	6	(20)	—	(14)
Repurchase of common stock	(45)	45	—	—
Proceeds from stock options exercised	25	(25)	—	—
Net cash provided by financing activities	39	20	—	59

	Cash Flow Data Six Months Ended July 28, 2012
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Operating Activities:
Net income	$66	(5)	(1)	$60
Share-based compensation	3	8	—	11
Merchandise inventories	(82)	(1)	1	(82)
Income taxes	(43)	(3)	—	(46)
Net cash used in operating activities	(79)	(1)	—	(80)
Repurchase of common stock	(3)	3	—	—
Proceeds from stock options exercised	2	(2)	—	—
Net cash provided by (used in) financing activities	(134)	1	—	(133)

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

The table below provides the carrying and fair values of our senior secured term loan facility (“Restated Term Loan Credit Facility”), our 7 3/4% Senior Notes that mature in 2018 (“2018 Senior Notes”) and our Senior Subordinated Notes, (together, with our 2018 Senior Notes, “our notes”) as of August 3, 2013. The fair value of our Restated Term Loan Credit Facility was determined based on quoted market prices of similar instruments which are considered Level 2 inputs within the fair value hierarchy. The fair value of our notes was determined based on recent trades which are considered Level 1 inputs within the fair value hierarchy.

	Carrying Value	Fair Value
	(in millions)
Senior secured term loan	$1,636	$1,645
Senior notes	1,007	1,079
Senior subordinated notes	255	267

Note 6.   Income Taxes

The effective tax rate was 32.0% for the second quarter of fiscal 2013. The effective tax rate was 40.0% for the second quarter of fiscal 2012. The current year tax rate is lower than the prior year tax rate due primarily to the realization of state tax credits this year.

The effective tax rate was 36.4% for the first six months of fiscal 2013. The effective tax rate was 36.2% for the first six months of fiscal 2012. The rate was higher than the prior year six month tax rate due primarily to the realization of state tax credits this year partly offset by the prior year favorable impact related to our reserve for uncertain tax positions. We currently estimate our annualized effective tax rate for fiscal 2013 to be 37.4%.

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

Note 9.   Segments and Geographic Information

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

Our sales and assets by country are as follows:

	Quarter Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(in millions)
Net Sales:
United States	$819	$812	$1,717	$1,703
Canada	85	80	180	167
Consolidated Total	$904	$892	$1,897	$1,870

	August 3, 2013	February 2, 2013	July 28, 2012
	(in millions)
	(Restated)	(Restated)	(Restated)
Total Assets:
United States	$1,522	$1,446	$1,586
Canada	123	109	117
Consolidated Total	$1,645	$1,555	$1,703

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

	Quarter Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(Restated)		(Restated)
	(in millions)
Net income	$17	$9	$63	$60
Interest expense	45	61	92	127
Refinancing costs and losses on early extinguishments of debt	—	—	7	—
Provision for income taxes	8	6	36	34
Depreciation and amortization	25	22	50	46
EBITDA (excluding refinancing costs and losses on early extinguishments of debt)	$95	$98	$248	$267

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

As a result of the Reorganization discussed in Note 8, at August 3, 2013, the Company has recorded a receivable from Parent of  $4 million for payments made by the Company related to the repurchase of stock issued by Parent as a result of a stock option exercise by an employee of the Company. Amounts paid by the Company on Parent’s behalf related to the dividend payment discussed in Note 8 and the stock option exercise discussed above were $20 million for the six months ended August 3, 2013.

Note 11.  Condensed Consolidating Financial Information

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

Supplemental Condensed Consolidating Balance Sheet

	August 3, 2013
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(Restated)			(Restated)
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$28	$23	$—	$51
Merchandise inventories	619	290	—	909
Intercompany receivables	—	484	(484)	—
Other	142	28	—	170
Total current assets	789	825	(484)	1,130
Property and equipment, net	274	73	—	347
Goodwill	94	—	—	94
Investment in subsidiaries	453	—	(453)	—
Other assets	72	2	—	74
Total assets	$1,682	$900	$(937)	$1,645

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5	$284	$—	$289
Accrued liabilities and other	205	130	—	335
Share-based compensation liability	6	13	—	19
Current portion of long-term debt	238	—	—	238
Intercompany payable	484	—	(484)	—
Other	4	—	—	4
Total current liabilities	942	427	(484)	885
Long-term debt	2,882	—	—	2,882
Share-based compensation liability	17	9	—	26
Other long-term liabilities	72	11	—	83
Total stockholders’ deficit	(2,231)	453	(453)	(2,231)
Total liabilities and stockholders’ deficit	$1,682	$900	$(937)	$1,645

Supplemental Condensed Consolidating Balance Sheet

	February 2, 2013
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(Restated)
	(In millions)
ASSETS
Current assets:
Cash and equivalents	$37	$19	$—	$56
Merchandise inventories	591	271	—	862
Intercompany receivables	—	329	(329)	—
Other	105	21	—	126
Total current assets	733	640	(329)	1,044
Property and equipment, net	271	67	—	338
Goodwill, net	94	—	—	94
Investment in subsidiaries	284	—	(284)	—
Other assets	76	3	—	79
Total assets	$1,458	$710	$(613)	$1,555

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	5	258	—	263
Accrued liabilities and other	235	132	—	367
Share-based Compensation	22	13	—	35
Current portion of long-term debt	150	—	—	150
Intercompany payable	329	—	(329)	—
Other	36	5	—	41
Total current liabilities	777	408	(329)	856
Long-term debt	2,891	—	—	2,891
Other long-term liabilities	73	12	—	85
Share based Compensation	21	6	—	27
Total stockholders’ deficit	(2,304)	284	(284)	(2,304)
Total liabilities and stockholders’ deficit	$1,458	$710	$(613)	$1,555

Supplemental Condensed Consolidating Balance Sheet

	July 28, 2012
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(Restated)			(Restated)
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$93	$20	$—	$113
Merchandise inventories	603	322	—	925
Intercompany receivables	—	556	(556)	—
Other	135	23	—	158
Total current assets	831	921	(556)	1,196
Property and equipment, net	265	61	—	326
Goodwill	95	—	—	95
Investment in subsidiaries	569	—	(569)	—
Other assets	83	3	—	86
Total assets	$1,843	$985	$(1,125)	$1,703

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$8	$269	$—	$277
Accrued liabilities and other	234	119	—	353
Share-based compensation liability	19	10	—	29
Current portion of long-term debt	1	—	—	1
Intercompany payable	556	—	(556)	—
Other	1	—	—	1
Total current liabilities	819	398	(556)	661
Long-term debt	3,363	—	—	3,363
Share-based compensation liability	16	7	—	23
Other long-term liabilities	86	11	—	97
Total stockholders’ deficit	(2,441)	569	(569)	(2,441)
Total liabilities and stockholders’ deficit	$1,843	$985	$(1,125)	$1,703

Supplemental Condensed Consolidating Statement of Comprehensive Income

	Quarter Ended August 3, 2013
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(Restated)			(Restated)
	(in millions)
Net sales	$783	$534	$(413)	$904
Cost of sales and occupancy expense	522	458	(413)	567
Gross profit	261	76	—	337
Selling, general, and administrative expense	221	33	—	254
Share-based compensation	6	2	—	8
Related party expenses	3	—	—	3
Store pre-opening costs	1	—	—	1
Operating income	30	41	—	71
Interest expense	45	—	—	45
Refinancing costs and losses on early extinguishment of debt	—	—	—	—
Other (income) and expense, net	—	1	—	1
Intercompany charges (income)	12	(12)	—	—
Equity in earnings of subsidiaries	52	—	(52)	—
Income before income taxes	25	52	(52)	25
Provision for income taxes	8	13	(13)	8
Net income	17	39	(39)	17

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	(1)	—	—	(1)
Comprehensive income	$16	$39	$(39)	$16

Supplemental Condensed Consolidating Statement of Comprehensive Income

	Quarter Ended July 28, 2012
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(Restated)			(Restated)
	(in millions)
Net sales	$777	$521	$(406)	$892
Cost of sales and occupancy expense	519	444	(406)	557
Gross profit	258	77	—	335
Selling, general, and administrative expense	218	33	—	251
Share-based compensation	2	1	—	3
Related party expenses	4	—	—	4
Store pre-opening costs	1	—	—	1
Operating income	33	43	—	76
Interest expense	61	—	—	61
Other (income) and expense, net	—	—	—	—
Intercompany charges (income)	15	(15)	—	—
Equity in earnings of subsidiaries	58	—	(58)	—
Income before income taxes	15	58	(58)	15
Provision for income taxes	6	22	(22)	6
Net income	9	36	(36)	9

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(2)	—	—	(2)
Comprehensive income	$7	$36	$(36)	$7

Supplemental Condensed Consolidating Statement of Comprehensive Income

	Six Months Ended August 3, 2013
		Guarantor
	Parent Company	Subsidiaries	Eliminations	Consolidated
	(Restated)
	(in millions)
Net sales	$1,652	$1,081	$(836)	$1,897
Cost of sales and occupancy expense	1,077	910	(836)	1,151
Gross profit	575	171	—	746
Selling, general, and administrative expense	455	71	—	526
Share-based compensation	9	2	—	11
Related party expenses	7	—	—	7
Store pre-opening costs	3	—	—	3
Operating income	101	98	—	199
Interest expense	92	—	—	92
Refinancing costs and losses on early extinguishment of debt	7	—	—	7
Other (income) and expense, net	—	1	—	1
Intercompany charges (income)	25	(25)	—	—
Equity in earnings of subsidiaries	122	—	(122)	—
Income before income taxes	99	122	(122)	99
Provision for income taxes	36	44	(44)	36
Net income	63	78	(78)	63
Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	(2)	—	—	(2)
Comprehensive income	$61	$78	$(78)	$61

Supplemental Condensed Consolidating Statement of Comprehensive Income

	Six Months Ended July 28, 2012
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(Restated)			(Restated)
	(in millions)
Net sales	$1,638	$1,070	$(838)	$1,870
Cost of sales and occupancy expense	1,056	906	(838)	1,124
Gross profit	582	164	—	746
Selling, general, and administrative expense	442	68	—	510
Share-based compensation	6	1	—	7
Related party expenses	7	—	—	7
Store pre-opening costs	2	—	—	2
Operating income	125	95	—	220
Interest expense	127	—	—	127
Other (income) and expense, net	—	(1)	—	(1)
Intercompany charges (income)	32	(32)	—	—
Equity in earnings of subsidiaries	128	—	(128)	—
Income before income taxes	94	128	(128)	94
Provision for income taxes	34	46	(46)	34
Net income	60	(82)	(82)	60
Comprehensive income	$60	$82	$(82)	$60

Supplemental Condensed Consolidating Statement of Cash Flows

	Six Months Ended August 3, 2013
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(Restated)			(Restated)
	(in millions)
Operating activities:
Net cash (used in) provided by operating activities	$(33)	$66	$(47)	$(14)

Investing activities:
Cash paid for property and equipment	(35)	(15)	—	(50)
Net cash used in investing activities	(35)	(15)	—	(50)

Financing activities:
Net repayments of short-term debt	75	—	—	75
Intercompany dividends	—	(47)	47	—
Other financing activities	(16)	—	—	(16)
Net cash provided by (used in) financing activities	59	(47)	47	59

Decrease in cash and equivalents	(9)	4	—	(5)
Beginning cash and equivalents	37	19	—	56
Ending cash and equivalents	$28	$23	$—	$51

Supplemental Condensed Consolidating Statement of Cash Flows

	Six Months Ended July 28, 2012
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated
	(Restated)			(Restated)
	(in millions)
Operating activities:
Net cash used in operating activities	$(99)	$68	$(49)	$(80)

Investing activities:
Cash paid for property and equipment	(38)	(7)	—	(45)
Net cash used in investing activities	(38)	(7)	—	(45)

Financing activities:
Net repayment of long term debt	(127)	—	—	(127)
Intercompany dividends	—	(49)	49	—
Other financing activities	(6)	—	—	(6)
Net cash used in financing activities	(133)	(49)	49	(133)

Decrease in cash and equivalents	(270)	12	—	(258)
Beginning cash and equivalents	363	8	—	371
Ending cash and equivalents	$93	$20	$—	$113

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

Restatement - Share-based Compensation

The Company has determined its previously issued unaudited interim consolidated financial statements for the three and six month periods ended August 3, 2013 and July 28, 2012, contained an error with respect to ASC 718, Compensation — Stock Compensation.  Specifically, former participants in the Company’s Equity Incentive Plan and its successor Plan (The Michaels Companies, Inc. (“Parent”) Equity Incentive Plan, together the “Plan”) exercised stock options upon their termination from the Company, and the Company repurchased the immature shares. The Company consistently repurchased shares in this manner and therefore, under accounting rules, established a pattern of repurchasing immature shares during the third quarter of 2011. The Company determined all stock options should have been treated as liability awards in accordance with the rules of ASC 718-10-25-9. Under liability accounting, the Company re-measures the fair value of stock compensation each period and recognizes changes in fair value as awards vest and until the award is settled. The Company originally recognized expense ratably over the vesting period based on the grant date fair value of the option in accordance with the fixed method of accounting. The Company determined the accounting error was material to fiscal 2011 and fiscal 2012 financial statements and those financial statements required restatement. As a result, the Company is also restating its financial statements for the three and six months ended August 3, 2013 and July 28, 2012. The non-cash impact to share-based compensation expense for the three and six months ended August 3, 2013 was $7 million ($5, Net of tax) and $12 million ($8, net of tax), respectively. The impact to share-based compensation expense for the three and six months ended July 28, 2012, was $6 million ($4, net of tax) and $9 million ($5, net of tax), respectively.   As part of the restatement, the Company also recorded other adjustments related to merchandise inventories and the reserve for closed facilities which were previously determined to be immaterial to the respective periods. In total, the adjustments resulted in a decline of Net income by $3 and $4 million for the three and six months ended August 3, 2013, and $4 and $6 million for the three and six months ended July 28, 2012.  The following tables illustrate the correction as it is associated with certain line items in the financial statements (amounts in millions):

	Consolidated Balance Sheet As of August 3, 2013
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Merchandise inventories	$905	$4	$—	$909
Deferred income taxes	37	1	—	38
Income tax receivable	34	2	—	36
Total current assets	1,123	7	—	1,130
Deferred income taxes	13	16	—	29
Total non-current assets	152	16	—	168
Accrued liabilities and other	338	(3)	—	335
Share-based compensation liability	—	19	—	19
Income taxes payable	1	(1)	—	—
Total current liabilities	870	15	—	885
Share-based compensation liability	—	26	—	26
Total long-term liabilities	2,965	26	—	2,991
Additional paid-in capital	60	1	—	61
Accumulated deficit	(2,277)	(19)	—	(2,296)
Total stockholders’ deficit	(2,213)	(18)	—	(2,231)

	Consolidated Balance Sheet As of July 28, 2012
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Merchandise inventories	$922	$3	$—	$925
Total current assets	1,193	3	—	1,196
Deferred income taxes	18	14	—	32
Total non-current assets	167	14	—	181
Accrued liabilities and other	351	2	—	353
Share-based compensation liability	—	29	—	29
Income taxes payable	2	(2)	—	—
Total current liabilities	632	29	—	661
Share-based compensation liability	—	23	—	23
Total long-term liabilities	3,460	23	—	3,483
Additional paid-in capital	62	(10)	—	52
Accumulated deficit	(2,474)	(25)	—	2,499
Total stockholders’ deficit	(2,406)	(35)	—	2,441

	Consolidated Statements of Comprehensive Income Quarter Ended August 3, 2013
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Cost of sales and occupancy expense	$567	$1	$(1)	$567
Gross profit	337	(1)	1	337
Selling, general and administrative expense	258	(2)	(2)	254
Share-based compensation	—	8	—	8
Operating income	75	(7)	3	71
Income before income taxes	29	(7)	3	25
Provision for income taxes	9	(2)	1	8
Net income	20	(5)	2	17
Comprehensive income	19	(5)	2	16

	Consolidated Statements of Comprehensive Income Six Months Ended August 3, 2013
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Cost of sales and occupancy expense	$1,153	$2	$(4)	$1.151
Gross Profit	744	(2)	4	746
Selling, general and administrative expense	529	(1)	(2)	526
Share-based compensation	—	11	—	11
Operating income	205	(12)	6	199
Income before income taxes	105	(12)	6	99
Provision for income taxes	38	(4)	2	36
Net income	67	(8)	4	63
Comprehensive income	65	(8)	4	61

	Consolidated Statements of Comprehensive Income Quarter Ended July 28, 2012
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Cost of sales and occupancy expense	$553	$4	$—	$557
Gross Profit	339	(4)	—	335
Selling, general and administrative expense	252	(1)	—	251
Share-based compensation	—	3	—	3
Operating income	82	(6)	—	76
Income before income taxes	21	(6)	—	15
Provision for income taxes	8	(2)	—	6
Net income	13	(4)	—	9
Comprehensive income	11	(4)	—	7

	Consolidated Statements of Comprehensive Income Six Months Ended July 28, 2012
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Cost of sales and occupancy expense	$1,119	$4	$1	$1,124
Gross Profit	751	(4)	(1)	746
Selling, general and administrative expense	512	(2)	—	510
Share-based compensation	—	7	—	7
Operating income	230	(9)	(1)	220
Income before income taxes	104	(9)	(1)	94
Provision for income taxes	38	(4)	—	34
Net income	66	(5)	(1)	60
Comprehensive income	66	(5)	(1)	60

	Cash Flow Data Six Months Ended August 3, 2013
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Operating Activities:
Net income	$67	(7)	3	$63
Share-based compensation and other	1	12	—	13
Merchandise inventories	(40)	(2)	(5)	(47)
Accrued liabilities and other	(38)	(21)	—	(59)
Income taxes	(71)	(2)	2	(71)
Net cash provided by (used in) operating activities	6	(20)	—	(14)
Repurchase of common stock	(45)	45	—	—
Proceeds from stock options exercised	25	(25)	—	—
Net cash provided by financing activities	39	20	—	59

	Cash Flow Data Six Months Ended July 28, 2012
	As Reported	Share-based compensation Adjustment	Other Adjustments	As Restated
Operating Activities:
Net income	$66	(5)	(1)	$60
Share-based compensation	3	8	—	11
Merchandise inventories	(82)	(1)	1	(82)
Income taxes	(43)	(3)	—	(46)
Net cash used in operating activities	(79)	(1)	—	(80)
Repurchase of common stock	(3)	3	—	—
Proceeds from stock options exercised	2	(2)	—	—
Net cash provided by (used in) financing activities	(134)	1	—	(133)

Results of Operations

The following table sets forth the percentage relationship to Net sales of each line item of our unaudited Consolidated Statements of Comprehensive Income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes, contained herein.

	Quarter Ended		Six Months Ended
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012
	(Restated)		(Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	62.7%	62.4%	60.7%	60.1%
Gross profit	37.3%	37.6%	39.3%	39.9%
Selling, general, and administrative expense	28.1%	28.1%	27.7%	27.3%
Share-based compensation	0.9%	0.3%	0.6%	0.4%
Related party expenses	0.3%	0.4%	0.4%	0.4%
Store pre-opening costs	0.1%	0.1%	0.2%	0.1%
Operating income	7.9%	8.5%	10.5%	11.8%
Interest expense	5.0%	6.8%	4.8%	6.8%
Refinancing costs and losses on early extinguishment of debt	0.0%	0.0%	0.4%	0.0%
Other (income) and expense, net	0.1%	0.0%	0.1%	-0.1%
Income before income taxes	2.8%	1.7%	5.2%	5.0%
Provision for income taxes	0.9%	0.7%	1.9%	1.8%
Net income	1.9%	1.0%	3.3%	3.2%

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

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $10 million to $567 million in the second quarter of fiscal 2013 from $557 million in the second quarter of fiscal 2012.  Cost of sales increased $4 million due to lower recognition of vendor allowances and $3 million due primarily to increased merchandise costs for higher sales compared to the prior year.   This is partly offset by $4 million due to favorable shrink experience, $3 million due to improved efficiencies and new product offerings in our vertically integrated framing operations and $3 million favorable due to liability accounting for share-based compensation.  In addition, we had a $13 million increase in rent and related expenses, including $5 million from opening new stores, a $6 million increase in store remodel and improvement expenses and a $1 million increase due to the timing of maintenance costs.

Cost of sales and occupancy expense increased 30 basis points points as a percentage of Net sales to 62.7% for the second quarter of fiscal 2013 from 62.4% for the second quarter of fiscal 2012. Occupancy costs increased 120 basis points due to increased remodel expenses, pre-opening lease expenses on new stores and the timing of maintenance costs. Merchandise costs decreased 80 basis points driven by our direct import and private brand initiatives, as well as improved pricing and promotion management.  In addition, cost of sales decreased due to a 30 basis point improvement in efficiencies and new product offerings in our vertically integrated framing operation, and a 30 basis point decrease due to liability accounting for share-based compensation.  These amounts were partially offset by a 70 basis point increase in freight and distribution costs.

Selling, General and Administrative Expense— Selling, general and administrative expense was $254 million in the second quarter of fiscal 2013 compared to $251 million in the second quarter of fiscal 2012. Selling, general and administrative expense increased by $7 million due to incremental store costs related to operating an additional 45 additional Michaels stores at the end of the second quarter of fiscal 2013 compared to the end of the second quarter of fiscal 2012.  These increases were partially offset by $6 million in savings for bonus expense. As a percentage of Net sales, Selling, general and administrative expense was flat for the second quarter of 2013 at 28.1% due to the reasons described above.

Share-Based Compensation—Share-based compensation expenses increased to $8 million in the second quarter of fiscal 2013 from $3 million in the second quarter of fiscal 2012 primarily driven by the vesting of options and an increase in the fair value of option awards, which are fair valued at the end of each fiscal period.

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

Provision for Income Taxes—The effective tax rate was 32.0% for the second quarter of fiscal 2013. The effective tax rate was 40.0% for the second quarter of fiscal 2012. The current year tax rate is lower than the prior year tax rate primarily due to the realization of state tax credits this year.  We currently estimate our annualized effective tax rate for fiscal 2013 to be 37.4%.

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

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $27 million to $1,151 million for the first six months of fiscal 2013 from $1,124 million for the first six months of fiscal 2012.  We had a $24 million increase in rent and related expenses, including $10 million from opening new stores, a $7 million increase in store remodel and improvement expenses and a $5 million increase due to the timing of maintenance costs. In addition, cost of sales increased $4 million due to a $12 million increase in merchandise costs associated with higher sales, a $3 million increase in inventory markdowns due to an increase in discontinued stock keeping units associated with planned merchandise resets and a slower sell through of this merchandise and a $4 million reduction in the recognition of vendor allowances compared to the prior year. This was partially offset by a $6 million decrease due to improved efficiencies and new product offerings in our vertically integrated framing operations, a $3 million decrease due to timing of recognition of capitalized inventory costs, $3 million decrease due to our direct import penetration  and private brand initiatives and $3 million of favorable shrink experience in the current year compared to the prior year.

Cost of sales and occupancy expense increased 60 basis points as a percentage of Net sales to 60.7% for the first six months of fiscal 2013 from 60.1% for the first six months of fiscal 2012.  Occupancy costs increased 110 basis points due to increased remodel expenses and lease expenses on new stores as well as the timing of repairs and maintenance expenses compared to the prior year. In addition, cost of sales decreased by 50 basis points for the reasons indicated above.

Selling, General, and Administrative Expense— Selling, general and administrative expense was $526 million for the first six months of fiscal 2013 compared to $510 million for the first six months of fiscal 2012. The $16 million increase was driven primarily by $14 million of incremental costs related to operating 45 additional Michaels stores.  Additionally, Selling, general and administrative expense increased by $4 million for payroll and payroll-related costs, $3 million for increased advertising, $3 million for higher strategic initiative consulting fees and $2 million for executive signing costs. These amounts were partially offset by $9 million in savings for bonus expenses.

As a percentage of Net sales, Selling, general and administrative expense increased 40 basis points due to an 80 basis point increase in new store costs and a 20 basis point increase in strategic initiative consulting fees. These percentages were partially offset by a 40 basis point decrease in bonus expense.

Share-Based Compensation—Share-based compensation expenses increased to $11 million in the first six months of fiscal 2013 from $7 million in the first six months of fiscal 2012 primarily driven by the vesting of options and an increase in the fair value of option awards, which are fair valued at the end of each fiscal period.

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

Provision for Income Taxes—The effective tax rate was 36.4% for the first six months of fiscal 2013. The effective tax rate was 36.2% for the first six months of fiscal 2012. The rate was higher than the prior year six month tax rate due primarily to the realization of state tax credits this year partly offset by the prior year favorable impact related to our reserve for uncertain tax positions. We currently estimate our annualized effective tax rate for fiscal 2013 to be 37.4%.

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

Cash Flow from Operating Activities

Cash flow used in operating activities during the first six months of fiscal 2013 was $14 million compared to cash flow used in operating activities of $80 million during the first six months of fiscal 2012. The $66 million change was primarily due to a $66 million increase for the timing of vendor payments and a $34 million increase due to the timing of inventory purchases. These amounts were partially offset by the exercise of options by certain former employees and the subsequent repurchase of the shares.

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

Cash Flow from Financing Activities

Cash flow provided by financing activities during the first six months of fiscal 2013 was $59 million compared to cash used in financing activities of $133 million during the first six months of fiscal 2012. Cash flow used in financing activities for the first six months of fiscal 2013 was impacted by the redemption of the $137 million of Senior Subordinated Notes at a redemption price of 103.792%, or a total of $142 million, and net borrowings of $221 million under our Restated Revolving Credit Facility.

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

	Quarter Ended		Six Months Ended
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012
	(Restated)
	(in millions)
Net cash provided by (used in) operating activities	$(16)	$(121)	$(14)	$(80)
Depreciation and amortization	(25)	(22)	(50)	(46)
Share-based compensation	(9)	(7)	(13)	(11)
Debt issuance costs amortization	(2)	(4)	(4)	(8)
Refinancing costs and losses on early extinguishment of debt	—	—	(7)	—
Changes in assets and liabilities	69	163	151	205
Net income	17	9	63	60
Interest expense	45	61	92	127
Refinancing costs and losses on early extinguishment of debt	—	—	7	—
Provision for income taxes	8	6	36	34
Depreciation and amortization	25	22	50	46
EBITDA (excluding refinancing costs and losses on early extinguishment of debt)	95	98	248	267
Adjustments:
Share-based compensation	9	7	13	11
Sponsor fees	3	4	7	7
Termination expense	1	—	1	—
Store pre-opening costs	1	1	3	2
Store remodel costs	4	—	4	—
Foreign currency transaction losses (gains)	1	—	1	(1)
Store closing costs	1	2	1	2
Other (1)	2	2	4	2
Adjusted EBITDA	$117	$114	$282	$290

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

We did not maintain effective controls related to the administration of our share repurchases.  Specifically, the Company established a pattern of repurchasing common stock shares at the time option awards were exercised following termination of employment of participants in the Plan. Since the repurchased shares were not owned for a period of more than six months, the holders of the shares were, according to accounting rules, not subject to the risk and rewards of ownership. The pattern of repurchasing immature shares, demonstrates an administrative practice that results in all stock options being treated as liability awards under the accounting rules of ASC 718-10-25-9, Compensation — Stock Compensation (ASC 718). The control deficiency resulted in an adjustment to share-based compensation costs (which are classified in cost of sales and share-based compensation expense), merchandise inventories, income tax expense, additional paid-in capital, and deferred taxes. Under liability accounting, the Company re-measures the fair value of stock compensation each period and recognizes changes in fair value as awards vest and until the award is settled. The Company originally recognized expense ratably over the vesting period based on the grant date fair value of the option in accordance with the fixed method of accounting. As a result of this material error, management concluded a material weakness exists in the Company’s internal controls related to the administration of share repurchases and  controls were ineffective at timely detecting and correcting errors related to share-based compensation in accordance with U.S. generally accepted accounting principles.

As the material weakness was not remediated as of August 3, 2013, the material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

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

In addition, the Company will distribute formal communication to all option holders and stockholders emphasizing the exercise terms under the Plan and related option agreements, and the call feature repurchase restrictions contained in the Stockholders Agreement. Consequently, the Company expects to account for share-based compensation under the equity method beginning in the fourth quarter of fiscal 2013.

Change in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended August 3, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2.1

Agreement and Plan of Merger, dated as of July 22, 2013, by and among Michaels Stores, Inc., The Michaels Companies, Inc., Michaels FinCo Holdings, LLC, Michaels Funding, Inc., and Michaels Stores MergerCo. Inc. (previously filed as Exhibit 2.1 to Form 10-Q filed by Company on August 30, 2013, SEC File No. 001-09338).

3.1	Amended and Restated Certificate of Incorporation of Michaels Stores, Inc. (previously filed as Exhibit 3.1 to Form 10-Q filed by Company on August 30, 2013, SEC File No. 001-09338).

4.1

Amendment No. 1 to Registration Rights Agreement, dated as of July 22, 2013, among Michaels Stores, Inc. and certain stockholders thereof (previously filed as Exhibit 4.1 to Form 10-Q filed by Company on August 30, 2013, SEC File No. 001-09338).

10.1	The Michaels Companies, Inc. Equity Incentive Plan (previously filed as Exhibit 10.1 to Form 10-Q filed by Company on August 30, 2013, SEC File No. 001-09338).*

10.2	Form of Stock Option Agreement under the Michaels Companies, Inc. Equity Incentive Plan (previously filed as Exhibit 10.2 to Form 10-Q filed by Company on August 30, 2013, SEC File No. 001-09338).*

10.3

Form of Restricted Stock Award Agreement under the Michaels Companies, Inc. Equity Incentive Plan (previously filed as Exhibit 10.3 to Form 10-Q filed by Company on August 30, 2013, SEC File No. 001-09338).*

10.4

Amendment No. 1 to Amended and Restated Shareholders Agreement, dated as of July 22, 2013, among Michaels Stores, Inc. and certain stockholders thereof (previously filed as Exhibit 10.4 to Form 10-Q filed by Company on August 30, 2013, SEC File No. 001-09338).

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

2.1

Agreement and Plan of Merger, dated as of July 22, 2013, by and among Michaels Stores, Inc., The Michaels Companies, Inc., Michaels FinCo Holdings, LLC, Michaels Funding, Inc., and Michaels Stores MergerCo. Inc. (previously filed as Exhibit 2.1 to Form 10-Q filed by Company on August 30, 2013, SEC File No. 001-09338).

3.1	Amended and Restated Certificate of Incorporation of Michaels Stores, Inc. (previously filed as Exhibit 3.1 to Form 10-Q filed by Company on August 30, 2013, SEC File No. 001-09338).

4.1

Amendment No. 1 to Registration Rights Agreement, dated as of July 22, 2013, among Michaels Stores, Inc. and certain stockholders thereof (previously filed as Exhibit 4.1 to Form 10-Q filed by Company on August 30, 2013, SEC File No. 001-09338).

10.1	The Michaels Companies, Inc. Equity Incentive Plan (previously filed as Exhibit 10.1 to Form 10-Q filed by Company on August 30, 2013, SEC File No. 001-09338).*

10.2	Form of Stock Option Agreement under the Michaels Companies, Inc. Equity Incentive Plan (previously filed as Exhibit 10.2 to Form 10-Q filed by Company on August 30, 2013, SEC File No. 001-09338).*

10.3

Form of Restricted Stock Award Agreement under the Michaels Companies, Inc. Equity Incentive Plan (previously filed as Exhibit 10.3 to Form 10-Q filed by Company on August 30, 2013, SEC File No. 001-09338).*

10.4

Amendment No. 1 to Amended and Restated Shareholders Agreement, dated as of July 22, 2013, among Michaels Stores, Inc. and certain stockholders thereof (previously filed as Exhibit 10.4 to Form 10-Q filed by Company on August 30, 2013, SEC File No. 001-09338).

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