Form 10-Q
period 2013-11-02
MICHAELS STORES INC
filed 2013-12-10
CIK 740670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2013

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

As of December 6, 2013, 100 shares of the Registrant’s Common Stock were outstanding.

*The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

MICHAELS STORES, INC.

FORM 10-Q

MICHAELS STORES, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements.MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

(Unaudited)

	November 2,	February 2,	October 27,
	2013	2013	2012
		(Restated)	(Restated)
ASSETS
Current assets:
Cash and equivalents	$68	$56	$161
Merchandise inventories	1,119	862	1,078
Prepaid expenses and other	99	86	91
Receivable from Parent	1	—	—
Deferred income taxes	38	37	42
Income tax receivable	20	3	17
Total current assets	1,345	1,044	1,389
Property and equipment, at cost	1,570	1,502	1,478
Less accumulated depreciation and amortization	(1,217)	(1,164)	(1,134)
Property and equipment, net	353	338	344
Goodwill	94	94	95
Debt issuance costs, net of accumulated amortization of $57, $54, and $77, respectively	38	46	53
Deferred income taxes	29	30	32
Long-term receivable from Parent	5	—	—
Other assets	2	3	4
Total non-current assets	168	173	184
Total assets	$1,866	$1,555	$1,917

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$467	$263	$374
Accrued liabilities and other	342	367	424
Share-based compensation	21	35	30
Current portion of long-term debt	203	150	180
Deferred income taxes	4	4	1
Income taxes payable	6	37	6
Total current liabilities	1,043	856	1,015
Long-term debt	2,878	2,891	3,188
Deferred income taxes	2	2	11
Share-based compensation	28	27	24
Other long-term liabilities	86	83	86
Total long-term liabilities	2,994	3,003	3,309
Total liabilities	4,037	3,859	4,324
Commitments and contingencies Stockholders’ deficit:
Common Stock, $0.10 par value, 100 shares authorized; 100 shares issued and outstanding	—	—	—
Additional paid-in capital	63	49	51
Accumulated deficit	(2,238)	(2,359)	(2,464)
Accumulated other comprehensive income	4	6	6
Total stockholders’ deficit	(2,171)	(2,304)	(2,407)
Total liabilities and stockholders’ deficit	$1,866	$1,555	$1,917

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(Unaudited)

	Quarter Ended		Nine Months Ended
	November 2,	October 27,	November 2,	October 27,
	2013	2012	2013	2012
		(Restated)		(Restated)
Net sales	$1,118	$1,014	$3,015	$2,884
Cost of sales and occupancy expense	665	612	1,816	1,736
Gross profit	453	402	1,199	1,148
Selling, general, and administrative expense	309	277	835	787
Share-based compensation expense	4	2	15	9
Related party expenses	3	3	10	10
Store pre-opening costs	2	3	5	5
Operating income	135	117	334	337
Interest expense	45	60	137	187
Refinancing costs and losses on early extinguishment of debt	—	3	7	3
Other (income) and expense, net	—	—	1	(1)
Income before income taxes	90	54	189	148
Provision for income taxes	32	19	68	53
Net income	58	35	121	95

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	—	—	(2)	—
Comprehensive income	$58	$35	$119	$95

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Nine Months Ended
	November 2,	October 27,
	2013	2012
		(Restated)
Operating activities:
Net income	$121	$95
Adjustments:
Depreciation and amortization	74	71
Share-based compensation expense	19	15
Debt issuance costs amortization	6	12
Accretion of long-term debt	(1)	—
Refinancing costs and losses on early extinguishment of debt	7	3
Changes in assets and liabilities:
Merchandise inventories	(254)	(233)
Prepaid expenses and other	(13)	(11)
Accounts payable	211	72
Accrued interest	(29)	36
Accrued liabilities and other	(21)	(15)
Income taxes	(49)	(33)
Other long-term liabilities	3	1
Net cash provided by operating activities	74	13

Investing activities:
Additions to property and equipment	(82)	(85)
Net cash used in investing activities	(82)	(85)

Financing activities:
Issuance of senior notes due 2018	—	213
Redemption of senior subordinated notes due 2016	—	(127)
Repurchase of subordinated discount notes due 2016	(142)	—
Repayments on senior secured term loan facility	(8)	(209)
Borrowings on asset-based revolving credit facility	389	—
Payments on asset-based revolving credit facility	(203)	—
Payments of debt issuance costs	—	(8)
Payment of capital leases	—	(2)
Change in cash overdraft	(9)	(5)
Payments on behalf of Parent	(7)	—
Net cash provided by (used in) financing activities	20	(138)

Net increase (decrease) in cash and equivalents	12	(210)
Cash and equivalents at beginning of period	56	371
Cash and equivalents at end of period	$68	$161

Supplemental Cash Flow Information:
Cash paid for interest	$160	$138
Cash paid for income taxes	$115	$85

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter and Nine Months Ended November 2, 2013

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

Because of the seasonal nature of our business, the results of operations for the quarter and nine months ended November 2, 2013 are not indicative of the results to be expected for the entire year.

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. All references herein to “fiscal 2013” relate to the 52 weeks ending February 1, 2014, and all references to “fiscal 2012” relate to the 53 weeks ended February 2, 2013.  In addition, all references herein to “the third quarter of fiscal 2013” relate to the 13 weeks ended November 2, 2013, and all references to “the third quarter of fiscal 2012” relate to the 13 weeks ended October 27, 2012. Finally, all references to “the nine months ended November 2, 2013” relate to the 39 weeks ended November 2, 2013, and “the nine months ended October 27, 2012” relate to the 39 weeks ended October 27, 2012.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists.” ASU 2013-11 requires unrecognized tax benefits to be presented as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met.    ASU 2013-11, which is prospective, is effective for reporting periods beginning after December 15, 2013, with earlier adoption permitted.    Beginning with the fourth quarter of fiscal year 2012, the Company has reported unrecognized tax benefits consistent with ASU No. 2013-11.

Note 2. Restatement — Share-based Compensation

The Company determined its previously issued unaudited interim consolidated financial statements for the three and nine months ended October 27, 2012, contained an error with respect to ASC 718, Compensation — Stock Compensation. The accounting error was material to fiscal 2011 and fiscal 2012 financial statements and those financial statements required restatement. As a result, the Company is also restating its financial statements for the three and nine months ended October 27, 2012.  Specifically, former participants in the Company’s Equity Incentive Plan and its successor Plan (The Michaels Companies, Inc. (“Parent”) Equity Incentive Plan, together the “Plan”) exercised stock options upon their termination from the Company, and the Company repurchased the immature shares. Immature shares are defined as shares held for less than six months following exercise. The Company consistently repurchased shares in this manner and therefore, under accounting rules, established a pattern of repurchasing immature shares during the third quarter of 2011. The Company determined all stock options should have been treated as liability awards in accordance with the rules of ASC 718-10-25-9. Under liability accounting, the Company re-measures the fair value of stock compensation each period and recognizes changes in fair value as awards vest and until the award is settled. The Company originally recognized expense ratably over the vesting period based on the grant date fair value of the option in accordance with the fixed method of accounting.   The impact to share-based compensation cost for the three and nine months ended October 27, 2012, was $2 million ($1, net of tax) and $12 million ($7, net of tax), respectively.

The following tables illustrate the correction as associated with certain line items in the unaudited interim consolidated financial statements (amounts in millions):

	Consolidated Balance Sheet
	As of October 27, 2012
	(unaudited)
	As Reported	Share-based compensation Adjustment	As Restated
Merchandise inventories	$1,076	$2	$1,078
Total current assets	1,387	2	1,389
Deferred income taxes	18	14	32
Total non-current assets	170	14	184
Share-based compensation	—	30	30
Income taxes payable	8	(2)	6
Total current liabilities	987	28	1,015
Share-based compensation	—	24	24
Total long-term liabilities	3,285	24	3,309
Additional paid-in capital	61	(10)	51
Accumulated deficit	(2,438)	(26)	(2,464)
Total stockholders’ deficit	(2,371)	(36)	(2,407)

	Consolidated Statements of Comprehensive Income
	Quarter Ended October 27, 2012
	(unaudited)
	As Reported	Share-based compensation Adjustment	As Restated
Cost of sales and occupancy expense	$611	$1	$612
Gross Profit	403	(1)	402
Selling, general and administrative expense	278	(1)	277
Share-based compensation expense	—	2	2
Operating income	119	(2)	117
Income before income taxes	56	(2)	54
Provision for income taxes	20	(1)	19
Net income	36	(1)	35
Comprehensive income	36	(1)	35

	Consolidated Statements of Comprehensive Income
	Nine Months Ended October 27, 2012
	(unaudited)
	As Reported	Share-based compensation Adjustment	As Restated
Cost of sales and occupancy expense	$1,730	$6	$1,736
Gross Profit	1,154	(6)	1,148
Selling, general and administrative expense	790	(3)	787
Share-based compensation expense	—	9	9
Operating income	349	(12)	337
Income before income taxes	160	(12)	148
Provision for income taxes	58	(5)	53
Net income	102	(7)	95
Comprehensive income	102	(7)	95

	Cash Flow Data
	Nine Months Ended October 27, 2012
	(unaudited)
	As Reported	Share-based compensation Adjustment	As Restated
Operating Activities:
Net income	$102	(7)	$95
Share-based compensation and other	4	11	15
Merchandise inventories	(236)	3	(233)
Accrued liabilities and other	(11)	(4)	(15)
Income taxes	(27)	(6)	(33)
Net cash provided by operating activities	16	(3)	13
Repurchase of Common Stock	(10)	10	—
Proceeds from stock options exercised	7	(7)	—
Net cash used in financing activities	(141)	3	(138)

Note 3.   Debt

On November 22, 2013, the Audit Committee of our Board of Directors (the “Audit Committee”), after considering the recommendation of management and discussing with Ernst & Young LLP, our independent registered public accounting firm, concluded it was necessary to restate our previously issued consolidated financial statements for the fiscal years ended February 2, 2013 and January 28, 2012. In connection with the preparation of our Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013, we determined that we had incorrectly accounted for certain stock compensation transactions under the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 718 Compensation — Stock Compensation.  The Company’s covenants for its outstanding debt require annual and quarterly financial statements prepared in accordance with GAAP to be provided within 45 or 90 days of the end of the period.  As a result of the restatement described above and in Note 2 to the consolidated financial statements, the Company rescinded its previously issued financial statements for fiscal 2011 and fiscal 2012 and the first and second quarters of 2013.  The Company believes it has cured the potential defect through the filing with the Securities and Exchange Commission of its amended fiscal 2011 and fiscal 2012 audited consolidated financial statements on December 2, 2013 and its unaudited quarterly financial statements for the first and second quarter of fiscal 2013 on December 9, 2013.  The Company is in compliance with the other terms and conditions of all debt agreements for all periods presented.  Our outstanding debt is detailed in the table below.

	November 2, 2013	February 2, 2013	October 27, 2012	Interest Rate
	(in millions)

Senior secured term loan	$1,632	$1,640	$1,787	Variable
Senior notes	1,007	1,007	1,008	7.750%
Senior subordinated notes	255	393	393	11.375%
Subordinated discount notes	—	—	180	13.000%
Asset-based revolving credit facility	187	1	—	Variable

Total debt	3,081	3,041	3,368

Less current portion	203	150	180

Long-term debt	$2,878	$2,891	$3,188

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

Restated Revolving Credit Facility

As of November 2, 2013, the borrowing base of our restated senior secured asset-based revolving credit facility (“the Restated Revolving Credit Facility”) was $650 million, of which we had $187 million in borrowings, $62 million of outstanding letters of credit and the unused borrowing capacity was $401 million.

Restated Term Loan Credit Facility

The Company is required to make scheduled quarterly payments, each equal to 0.25% of the original principal amount of the term loans, subject to adjustments relating to the incurrence of additional term loans under our senior secured term loan facility (“Restated Term Loan Credit Facility”), for the first six years and three quarters, with the balance paid on January 28, 2020.  The Company paid $4 million and $8 million for the quarter and nine months ended November 2, 2013, respectively and the current portion of debt includes $16 million that will be paid during the next four quarters.

Note 4.   Comprehensive Income

Accumulated other comprehensive income, net of tax, is reflected in the Consolidated Balance Sheets as follows:

Foreign Currency Translation and Other
(in millions)
Balance at February 2, 2013	$6
Foreign currency translation adjustment and other	(2)
Balance at November 2, 2013	$4

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

We apply fair value techniques on a non-recurring basis for the establishment of potential impairment loss related to goodwill pursuant to ASC 350, Intangibles—Goodwill and Other and determining the fair value of long-lived assets pursuant to ASC 360, Property, Plant, and Equipment. During the quarter and nine months ended November 2, 2013, there were no material events or changes in circumstances indicating the carrying amounts of our goodwill or long-lived assets may not be recoverable.

The table below provides the carrying and fair values of our Restated Term Loan Credit Facility, our 7 3/4% Senior Notes that mature in 2018 (“2018 Senior Notes”) and our Senior Subordinated Notes, (together, with our 2018 Senior Notes, “our notes” ) as of November 2, 2013. The fair value of our Restated Term Loan Credit Facility was determined based on quoted market prices of similar instruments which are considered Level 2 inputs within the fair value hierarchy. The fair value of our notes was determined based on recent trades which are considered Level 1 inputs within the fair value hierarchy.

	Carrying Value	Fair Value
	(in millions)
Senior secured term loan	$1,632	$1,641
Senior notes	1,007	1,085
Senior subordinated notes	255	262

Note 6.   Income Taxes

The effective tax rate was 35.6% for the third quarter of fiscal 2013. The effective tax rate was 35.2% for the third quarter of fiscal 2012. The current year tax rate is higher than the prior year tax rate due primarily to the reduced rate impact of our permanent adjustments as a result of our greater profit before tax.

The effective tax rate was 36.0% for the first nine months of fiscal 2013. The effective tax rate was 35.8% for the first nine months of fiscal 2012. The rate was higher than the prior year nine month tax rate due primarily to the reduced rate impact of our permanent adjustments as a result of our greater profit before tax. We currently estimate our annualized effective tax rate for fiscal 2013 to be 37.0%.

Note 7.   Commitments and Contingencies

We are involved in ongoing legal and regulatory proceedings.  Other than those described in the following paragraphs, there were no material changes to our disclosures of commitments and contingencies from our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 and our Quarterly Report on Form 10-Q for the quarterly periods ended May 4, 2013 and  August 3, 2013.

Employee Claims

Rea Claim

On September 15, 2011, the Company was served with a lawsuit filed in the California Superior Court in and for the County of Orange (“Superior Court”) by four former store managers as a purported class action proceeding on behalf of themselves and certain former and current store managers employed by Michaels stores in California.  The lawsuit alleges that the Company improperly classified its store managers as exempt employees and as such failed to pay all wages, overtime, waiting time penalties and failed to provide accurate wage statements.  The lawsuit also alleges that the foregoing conduct was in breach of various laws, including California’s unfair competition law.  The plaintiffs have pled less than five million dollars in damages, penalties, costs of suit and attorneys’ fees, exclusive of interest.  On December 3, 2013, the Superior Court entered an order certifying a class of approximately 200 members and the Company is considering its options with respect to the ruling.  We believe we have meritorious defenses and intend to defend the lawsuit vigorously.  We do not believe the resolution of the lawsuit will have a material effect on our consolidated financial statements.

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

Additionally, since the California Supreme Court decision on February 10, 2011, three additional purported class action lawsuits alleging violations of the Song Act have been filed against the Company: Carolyn Austin v. Michaels Stores, Inc. and Tiffany Heon v. Michaels Stores, Inc., both in the San Diego Superior Court and Sandra A. Rubinstein v. Michaels Stores, Inc. in the Superior Court of California, County of Los Angeles, Central Division. The Rubinstein case was transferred to the San Diego Superior Court.  An order coordinating the cases has been entered and plaintiffs filed a Consolidated Complaint on April 24, 2012.  Plaintiffs seek damages, civil penalties, common settlement fund recovery, attorney fees, costs of suit and prejudgment interest.  The parties mediated the matter in March and a tentative settlement was reached for an amount that will not have a material effect on our Consolidated Financial Statements. On December 6, 2013, the Court advised that it was granting preliminary approval of the settlement agreement.

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

For  the matters disclosed above, as well as other matters previously disclosed in the Company’s filings with the Securities and Exchange Commission (“SEC”), the Company is currently able to estimate a reasonably possible loss or range of loss in excess of amounts accrued (if any). For some of the matters included within this estimation, an accrual has been made because a loss is believed to be both probable and reasonably estimable, but an exposure to loss exists in excess of the amount accrued; in these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, although estimable, is believed to be reasonably possible, but not probable; in these cases the estimate reflects the reasonably possible loss or range of loss within the ranges identified. For the various ranges identified, the aggregate of these estimated amounts is approximately $6 million, which is also inclusive of amounts accrued by the Company.

For other matters previously disclosed in the Company’s filings with the SEC, the Company is not currently able to estimate the reasonably possible loss or range of loss, and has indicated such. Many of these matters remain in preliminary stages (even in some cases where a substantial period of time has passed since the commencement of the matter), with few or no substantive legal decisions by the court defining the scope of the claims, the class (if any), or the potentially available damages, and fact discovery is still in progress or has not yet begun. For all these reasons, the Company cannot at this time estimate the reasonably possible loss or range of loss, if any, for these matters.

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

Note 8.   The Michaels Companies and its Subsidiaries

In July 2013, Michaels was reorganized into a holding company structure (“Reorganization”).  The Michaels Companies, Inc. (“Parent”), Michaels FinCo Holdings, LLC (“FinCo Holdings”), Michaels FinCo, Inc. (“ FinCo Inc”) and Michaels Funding, Inc. (“Holdings”) and Michaels Stores Merger Co, Inc. (“MergerCo”) were formed in connection with the Reorganization: (i) MergerCo was merged with and into Michaels with Michaels being the surviving corporation; (ii) each share of Michaels’ common stock was converted into the right to receive one share of Parent common stock, subject to the same vesting conditions, if any, as applied to the share so converted, and each such share of Michaels’ common stock was cancelled and retired and ceased to exist; and (iii)  each option to purchase one or more shares of common stock of Michaels was assumed by Parent and converted into an option to purchase an equivalent number of shares of common stock of Parent with the remaining terms of each such option remaining unchanged except as was necessary to reflect the Reorganization. Approximately 118 million shares of Michaels common stock were converted into Parent common stock. The Michaels’ shares were then cancelled and retired and an amount equal to the par value of the original shares was transferred from the common stock account to paid-in capital. Michaels then issued 100 shares of stock with a $0.10 par value to Holdings. In addition, common stock issued and outstanding and additional paid-in capital for February 2, 2013 and October 27, 2012 on the Consolidated Balance Sheets have been adjusted to reflect this transaction as if it happened prior to those dates.

As a result of the Reorganization, FinCo Holdings is wholly owned by the Parent.  FinCo Inc and Holdings are wholly owned by FinCo Holdings.  Michaels is wholly owned by Holdings.

Subsequent to the Reorganization, on July 29, 2013, FinCo Holdings and FinCo Inc issued $800 million aggregate principal amount of 7.50%/8.25% PIK Toggle Notes due 2018 (“PIK Notes”). The PIK Notes were issued in a private transaction.  Interest payments on the PIK Notes are due February 1 and August 1 of each year until maturity.  The first two interest payments and the last interest payment are required to be paid entirely in cash.  All other interest payments must be made in cash, except that all or a portion of the interest on the PIK Notes may be paid by increasing the principal amount of the outstanding PIK Notes or by issuing additional PIK Notes depending on the amount of cash dividends that can be paid by the Company under our credit agreements governing our Senior Secured Credit Facilities, the terms of the indentures governing our outstanding notes and the terms of our other indebtedness outstanding at the time.  The proceeds from the debt issuance were approximately $782 million, after deducting the initial purchasers’ discount and estimated fees and expenses.  FinCo Holdings distributed the net proceeds to Parent and the proceeds were used to fund a cash dividend to the Parent’s equity and equity-award holders and pay related fees and expenses.

The PIK Notes are senior unsecured obligations of FinCo Holdings and FinCo Inc.  The PIK Notes are not guaranteed by the Company, Holdings or any of their subsidiaries, but the indenture governing the PIK Notes contains restrictive covenants that apply to FinCo Holdings and its restricted subsidiaries, including the Company, Holdings and their subsidiaries, and a breach of such covenants would cause FinCo Holdings and FinCo Inc to be in default under the indenture governing the PIK Notes.  In addition, neither the PIK Notes nor the dividend transaction is reflected in the financial statements of the Company. The cash interest payments due February 1, 2014 and August 1, 2014 total approximately $61 million.  If interest on the PIK Notes for all interest periods is paid in cash, annual interest payments will total $60 million or a total of approximately $301 million from July 29, 2013 until August 1, 2018, the maturity date.  Any cash interest payments will be funded by the Company through a cash dividend to Holdings.

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

Our sales and assets by country are as follows:

	Quarter Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(in millions)
Net Sales:
United States	$1,013	$915	$2,731	$2,617
Canada	105	99	284	267
Consolidated Total	$1,118	$1,014	$3,015	$2,884

	November 2, 2013	February 2, 2013	October 27, 2012
		(Restated)	(Restated)
	(in millions)
Total Assets:
United States	$1,728	$1,446	$1,777
Canada	138	109	140
Consolidated Total	$1,866	$1,555	$1,917

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

	Quarter Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
		(Restated)		(Restated)
	(in millions)
Net income	$58	$35	$121	$95
Interest expense	45	60	137	187
Refinancing costs and losses on early extinguishments of debt	—	3	7	3
Provision for income taxes	32	19	68	53
Depreciation and amortization	24	25	74	71
EBITDA (excluding refinancing costs and losses on early extinguishments of debt)	$159	$142	$407	$409

Note 10.  Related Party Transactions

We pay annual management fees to Bain Capital Partners, LLC (“Bain Capital”) and The Blackstone Group L.P. (“The Blackstone Group” and, together with Bain Capital, the “Sponsors”) and Highfields Capital Management LP in the amount of $12 million and $1 million, respectively. We recognized $3 million of expense related to annual management fees during each of the third quarters of fiscal 2013 and fiscal 2012 and $10 million during each of the nine months ended November 2, 2013 and October 27, 2012. These expenses are included in related party expenses on the Consolidated Statements of Comprehensive Income.

Bain Capital owns a majority equity position in LogicSource, an external vendor we utilize for print procurement services.  Payments associated with this vendor during the third quarters of fiscal 2013 and fiscal 2012 were $2 million and $1 million, respectively and were $4 million and $3 million during the nine months ended November 2, 2013 and October 27, 2012, respectively.  These expenses are included in Selling, general and administrative expense on the Consolidated Statements of Comprehensive Income.

The Blackstone Group owns a majority equity position in Brixmor Properties Group, a vendor we utilize to lease certain properties. Payments associated with this vendor were $1 million during each of the third quarters of fiscal 2013 and fiscal 2012.  Payments associated with this vendor were $3 million during each of the nine months ended November 2, 2013 and October 27, 2012.  These expenses are included in Cost of sales and occupancy expense in the Consolidated Statements of Comprehensive Income.

The Blackstone Group owns a majority equity position in RGIS, an external vendor we utilize to count our store inventory. Payments associated with this vendor were $2 million during each of the third quarters of fiscal 2013 and fiscal 2012.  Payments associated with this vendor were $5 million and $6 million during the nine months ended November 2, 2013 and October 27, 2012, respectively. These expenses are included in Selling, general and administrative expense on the Consolidated Statements of Comprehensive Income.

The Blackstone Group owns a majority equity position in Vistar, an external vendor we utilize for all of the candy-type items in our stores.  Payments associated with this vendor were $5 million during each of the third quarters of fiscal 2013 and fiscal 2012.  Payments associated with this vendor were $17 million and $16 million during the nine months ended November 2, 2013 and October 27, 2012, respectively. These expenses are recognized in cost of sales as the sales are recorded.

Our current directors (other than Jill A. Greenthal, John J. Mahoney and Carl S. Rubin) are affiliates of Bain Capital or The Blackstone Group.  As such, some or all of such directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain Capital and The Blackstone Group.  As of November 2, 2013, affiliates of The Blackstone Group held $33 million of our Restated Term Loan Credit Facility.

As a result of the Reorganization discussed in Note 8, at November 2, 2013, the Company has recorded a receivable from Parent of $6 million for payments made by the Company primarily related to the repurchase of Parent stock from former Company officers. Amounts paid by the Company on Parent’s behalf related to the dividend payment discussed in Note 8, and  stock option exercises discussed above were $3 million for the quarter ended November 2, 2013 and $23 million for the nine months ended November 2, 2013.

Note 11.  Condensed Consolidating Financial Information

All obligations of the Company under its notes, the Restated Revolving Credit Facility and the Restated Term Loan Credit Facility are guaranteed by each of its subsidiaries other than Aaron Brothers Card Services, LLC, Artistree of Canada, ULC and Michaels Stores of Puerto Rico, LLC and will be guaranteed by its direct parent, Holdings. As of November 2, 2013, the financial statements of Aaron Brothers Card Services, LLC, Artistree of Canada, ULC and Michaels Stores of Puerto Rico, LLC were immaterial. Each subsidiary guarantor is 100% owned, directly or indirectly, by the Company and such guarantees of each subsidiary guarantor are (and the guarantee of Holdings will be) joint and several and full and unconditional.

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

Supplemental Condensed Consolidating Balance Sheet

	November 2, 2013
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$49	$19	$—	$68
Merchandise inventories	745	374	—	1,119
Intercompany receivables	1	614	(614)	1
Other	129	28	—	157
Total current assets	924	1,035	(614)	1,345
Property and equipment, net	278	75	—	353
Goodwill	94	—	—	94
Investment in subsidiaries	489	—	(489)	—
Long-term receivable from Parent	5	—		5
Other assets	66	3	—	69
Total assets	$1,856	$1,113	$(1,103)	$1,866

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$13	$454	$—	$467
Accrued liabilities and other	209	133	—	342
Share-based compensation	8	13	—	21
Current portion of long-term debt	203	—	—	203
Intercompany payable	614	—	(614)	—
Other	9	1	—	10
Total current liabilities	1,056	601	(614)	1,043
Long-term debt	2,878	—	—	2,878
Share-based compensation	18	10	—	28
Other long-term liabilities	75	13	—	88
Total stockholders’ deficit	(2,171)	489	(489)	(2,171)
Total liabilities and stockholders’ deficit	$1,856	$1,113	$(1,103)	$1,866

Supplemental Condensed Consolidating Balance Sheet

	February 2, 2013
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$37	$19	$—	$56
Merchandise inventories	591	271	—	862
Intercompany receivables	—	329	(329)	—
Other	105	21	—	126
Total current assets	733	640	(329)	1,044
Property and equipment, net	271	67	—	338
Goodwill	94	—	—	94
Investment in subsidiaries	284	—	(284)	—
Other assets	76	3	—	79
Total assets	$1,458	$710	$(613)	$1,555

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5	$258	$—	$263
Accrued liabilities and other	235	132	—	367
Share-based compensation	22	13	—	35
Current portion of long-term debt	150	—	—	150
Intercompany payable	329	—	(329)	—
Other	36	5	—	41
Total current liabilities	777	408	(329)	856
Long-term debt	2,891	—	—	2,891
Other long-term liabilities	73	12	—	85
Share-based compensation	21	6	—	27
Total stockholders’ deficit	(2,304)	284	(284)	(2,304)
Total liabilities and stockholders’ deficit	$1,458	$710	$(613)	$1,555

Supplemental Condensed Consolidating Balance Sheet

	October 27, 2012
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	Restated (in millions)
ASSETS
Current assets:
Cash and equivalents	$138	$23	$—	$161
Merchandise inventories	717	361	—	1,078
Intercompany receivables	—	637	(637)	—
Other	120	30	—	150
Total current assets	975	1,051	(637)	1,389
Property and equipment, net	277	67	—	344
Goodwill	95	—	—	95
Investment in subsidiaries	610	—	(610)	—
Other assets	86	3	—	89
Total assets	$2,043	$1,121	$(1,247)	$1,917

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$23	$351	$—	$374
Accrued liabilities and other	295	129	—	424
Share-based compensation	19	11	—	30
Current portion of long-term debt	180	—	—	180
Intercompany payable	637	—	(637)	—
Other	6	1	—	7
Total current liabilities	1,160	492	(637)	1,015
Long-term debt	3,188	—	—	3,188
Other long-term liabilities	85	12	—	97
Share-based compensation	17	7	—	24
Total stockholders’ deficit	(2,407)	610	(610)	(2,407)
Total liabilities and stockholders’ deficit	$2,043	$1,121	$(1,247)	$1,917

Supplemental Condensed Consolidating Statement of Comprehensive Income

	Quarter Ended November 2, 2013
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$981	$748	$(611)	$1,118
Cost of sales and occupancy expense	623	653	(611)	665
Gross profit	358	95	—	453
Selling, general, and administrative expense	265	44	—	309
Share-based compensation expense	3	1		4
Related party expenses	3	—	—	3
Store pre-opening costs	1	1	—	2
Operating income	86	49	—	135
Interest expense	45	—	—	45
Refinancing costs and losses on early extinguishment of debt	—	—	—	—
Other (income) and expense, net	—	—	—	—
Intercompany charges (income)	20	(20)	—	—
Equity in earnings of subsidiaries	69	—	(69)	—
Income before income taxes	90	69	(69)	90
Provision for income taxes	32	25	(25)	32
Net income	58	44	(44)	58

Comprehensive income	$58	$44	$(44)	$58

Supplemental Condensed Consolidating Statement of Comprehensive Income

	Quarter Ended October 27, 2012
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$883	$685	$(554)	$1,014
Cost of sales and occupancy expense	573	593	(554)	612
Gross profit	310	92	—	402
Selling, general, and administrative expense	239	38	—	277
Share-based compensation expense	1	1	—	2
Related party expenses	3	—	—	3
Store pre-opening costs	2	1	—	3
Operating income	65	52	—	117
Interest expense	60	—	—	60
Refinancing costs and losses on early extinguishment of debt	3	—	—	3
Other (income) and expense, net	—	—	—	—
Intercompany charges (income)	21	(21)	—	—
Equity in earnings of subsidiaries	73	—	(73)	—
Income before income taxes	54	73	(73)	54
Provision for income taxes	19	26	(26)	19
Net income	35	47	(47)	35
Comprehensive income	$35	$47	$(47)	$35

Supplemental Condensed Consolidating Statement of Comprehensive Income

	Nine Months Ended November 2, 2013
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$2,633	$1,829	$(1,447)	$3,015
Cost of sales and occupancy expense	1,702	1,561	(1,447)	1,816
Gross profit	931	268	—	1,199
Selling, general, and administrative expense	721	114	—	835
Share-based compensation expense	12	3		15
Related party expenses	10	—	—	10
Store pre-opening costs	4	1	—	5
Operating income	184	150	—	334
Interest expense	137	—	—	137
Refinancing costs and losses on early extinguishment of debt	7	—	—	7
Other (income) and expense, net	—	1	—	1
Intercompany charges (income)	44	(44)	—	—
Equity in earnings of subsidiaries	193	—	(193)	—
Income before income taxes	189	193	(193)	189
Provision for income taxes	68	69	(69)	68
Net income	121	124	(124)	121
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(2)	—	—	(2)
Comprehensive income	$119	$124	$(124)	$119

Supplemental Condensed Consolidating Statement of Comprehensive Income

	Nine Months Ended October 27, 2012
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$2,520	$1,756	$(1,392)	$2,884
Cost of sales and occupancy expense	1,625	1,503	(1,392)	1,736
Gross profit	895	253	—	1,148
Selling, general, and administrative expense	681	106	—	787
Share-based compensation expense	7	2	—	9
Related party expenses	10	—	—	10
Store pre-opening costs	4	1	—	5
Operating income	193	144	—	337
Interest expense	187	—	—	187
Refinancing costs and losses on early extinguishment of debt	3	—	—	3
Other (income) and expense, net	(1)	—	—	(1)
Intercompany charges (income)	53	(53)	—	—
Equity in earnings of subsidiaries	197	—	(197)	—
Income before income taxes	148	197	(197)	148
Provision for income taxes	53	71	(71)	53
Net income	95	126	(126)	95
Comprehensive income	$95	$126	$(126)	$95

Supplemental Condensed Consolidating Statement of Cash Flows

	Nine Months Ended November 2, 2013
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net cash provided by operating activities	$51	$94	$(71)	$74

Investing activities:
Cash paid for property and equipment	(59)	(23)	—	(82)
Net cash used in investing activities	(59)	(23)	—	(82)

Financing activities:
Net repayments of short-term debt	36	—	—	36
Intercompany dividends	—	(71)	71	—
Other financing activities	(16)	—	—	(16)
Net cash provided by (used in) financing activities	20	(71)	71	20

Increase in cash and equivalents	12	—	—	12
Beginning cash and equivalents	37	19	—	56
Ending cash and equivalents	$49	$19	$—	$68

Supplemental Condensed Consolidating Statement of Cash Flows

	Nine Months Ended October 27, 2012
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	Restated (in millions)
Operating activities:
Net cash (used in) provided by operating activities	$(22)	$109	$(74)	$13

Investing activities:
Cash paid for property and equipment	(66)	(19)	—	(85)
Net cash used in investing activities	(66)	(19)	—	(85)

Financing activities:
Net repayments of long term debt	(123)	—	—	(123)
Intercompany dividends	—	(74)	74	—
Other financing activities	(14)	(1)	—	(15)
Net cash used in financing activities	(137)	(75)	74	(138)

Decrease in cash and equivalents	(225)	15	—	(210)
Beginning cash and equivalents	363	8	—	371
Ending cash and equivalents	$138	$23	$—	$161

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

•                  our disclosed material weakness in our internal control over financial reporting related to our accounting for share-based compensation expense could adversely affect our ability to report our financial results of operations or cash flows accurately and on a timely basis;

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

•                  our, and our subsidiaries’, ability to generate sufficient cash from operations to make distributions to FinCo Holdings in an amount sufficient to make required interest and prinicpal and other payments on its indebtedness; and

•                  the interests of our indirect parent, FinCo Holdings, and our Sponsors may conflict with the interests of our debt holders.

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

General

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31.  All references herein to “fiscal 2013” relate to the 52 weeks ending February 1, 2014 and all references to “fiscal 2012” relate to the 53 weeks ended February 2, 2013. In addition, all references herein to “the third quarter of fiscal 2013” relate to the 13 weeks ended November 2, 2013 and all references to “the third quarter of fiscal 2012” relate to the 13 weeks ended October 27, 2012. Finally, all references to “the nine months ended November 2, 2013” relate to the 39 weeks ended November 2, 2013, and “the nine months ended October 27, 2012” relate to the 39 weeks ended October 27, 2012.

The following table sets forth certain of our unaudited operating data:

	Quarter Ended		Nine Months Ended
	November 2,	October 27,	November 2,	October 27,
	2013	2012	2013	2012
Michaels stores:
Retail stores open at beginning of period	1,119	1,074	1,099	1,064
Retail stores opened during the period	19	26	40	36
Retail stores opened (relocations) during the period	6	3	14	13
Retail stores closed during the period	(1)	(1)	(2)	(1)
Retail stores closed (relocations) during the period	(6)	(3)	(14)	(13)
Retail stores open at end of period	1,137	1,099	1,137	1,099

Aaron Brothers stores:
Retail stores open at beginning of period	122	128	125	134
Retail stores opened (relocations) during the period	—	—	2	—
Retail stores closed during the period	—	(1)	(4)	(7)
Retail stores closed (relocations) during the period	—	—	(1)	—
Retail stores open at end of period	122	127	122	127

Total store count at end of period	1,259	1,226	1,259	1,226

Other operating data:
Average inventory per Michaels store (in thousands) (1)	$946	$944	946	$944
Comparable store sales increase (decrease) (2)	7.9%	(0.2)%	2.1%	1.4%

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

Restatement - Share-based Compensation

The Company determined its previously issued unaudited interim consolidated financial statements for the three and nine months ended October 27, 2012, contained an error with respect to ASC 718, Compensation — Stock Compensation. The accounting error was material to fiscal 2011 and fiscal 2012 financial statements and those financial statements required restatement. As a result, the Company is also restating its financial statements for the three and nine months ended October 27, 2012.  Specifically, former participants in the Company’s Equity Incentive Plan and its successor Plan (The Michaels Companies, Inc. (“Parent”) Equity Incentive Plan, together the “Plan”) exercised stock options upon their termination from the Company, and the Company repurchased the shares which were held less than six months (“immature shares”). The Company consistently repurchased shares in this manner and therefore, under accounting rules, established a pattern of repurchasing immature shares during the third quarter of 2011. The Company determined all stock options should have been treated as liability awards in accordance with the rules of ASC 718-10-25-9. Under liability accounting, the Company re-measures the fair value of stock compensation each period and recognizes changes in fair value as awards vest and until the award is settled. The Company originally recognized expense ratably over the vesting period based on the grant date fair value of the option in accordance with the fixed method of accounting. The Company determined the accounting error was material to fiscal 2011 and fiscal 2012 financial statements and those financial statements required restatement. As a result, the Company is also restating its financial statements for this period. The non-cash impact to share-based compensation expense for the three and nine months ended October 27, 2012, was $2 million ($1, net of tax) and $12 million ($7, net of tax), respectively. The following tables illustrate the correction as it is associated with certain line items in the financial statements (amounts in millions):

	Consolidated Balance Sheet
	As of October 27, 2012
	(unaudited)
	As Reported	Share-based compensation Adjustment	As Restated
Merchandise inventories	$1,076	$2	$1,078
Total current assets	1,387	2	1,389
Deferred income taxes	18	14	32
Total non-current assets	170	14	184
Share-based compensation	—	30	30
Income taxes payable	8	(2)	6
Total current liabilities	987	28	1,015
Share-based compensation	—	24	24
Total long-term liabilities	3,285	24	3,309
Additional paid-in capital	61	(10)	51
Accumulated deficit	(2,438)	(26)	(2,464)
Total stockholders’ deficit	(2,371)	(36)	(2,407)

	Consolidated Statements of Comprehensive Income
	Quarter Ended October 27, 2012
	(unaudited)
	As Reported	Share-based compensation Adjustment	As Restated
Cost of sales and occupancy expense	$611	$1	$612
Gross Profit	403	(1)	402
Selling, general and administrative expense	278	(1)	277
Share-based compensation expense	—	2	2
Operating income	119	(2)	117
Income before income taxes	56	(2)	54
Provision for income taxes	20	(1)	19
Net income	36	(1)	35
Comprehensive income	36	(1)	35

	Consolidated Statements of Comprehensive Income
	Nine Months Ended October 27, 2012
	(unaudited)
	As Reported	Share-based compensation Adjustment	As Restated
Cost of sales and occupancy expense	$1,730	$6	$1,736
Gross Profit	1,154	(6)	1,148
Selling, general and administrative expense	790	(3)	787
Share-based compensation expense	—	9	9
Operating income	349	(12)	337
Income before income taxes	160	(12)	148
Provision for income taxes	58	(5)	53
Net income	102	(7)	95
Comprehensive income	102	(7)	95

	Cash Flow Data
	Nine Months Ended October 27, 2012
	(unaudited)
	As Reported	Share-based compensation Adjustment	As Restated
Operating Activities:
Net income	$102	(7)	$95
Share-based compensation	4	11	15
Merchandise inventories	(236)	3	(233)
Accrued liabilities and other	(11)	(4)	(15)
Income taxes	(27)	(6)	(33)
Net cash provided by operating activities	16	(3)	13
Repurchase of Common Stock	(10)	10	—
Proceeds from stock options exercised	7	(7)	—
Net cash used in financing activities	(141)	3	(138)

Results of Operations

The following table sets forth the percentage relationship to Net sales of each line item of our unaudited Consolidated Statements of Comprehensive Income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes, contained herein.

	Quarter Ended		Nine Months Ended
	November 2,	October 27,	November 2,	October 27,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	59.5	60.4	60.2	60.2
Gross profit	40.5	39.6	39.8	39.8
Selling, general, and administrative expense	27.6	27.3	27.7	27.3
Share-based compensation expense	0.4	0.2	0.5	0.3
Related party expenses	0.3	0.3	0.3	0.3
Store pre-opening costs	0.2	0.3	0.2	0.2
Operating income	12.1	11.5	11.1	11.7
Interest expense	4.0	5.9	4.5	6.5
Refinancing costs and losses on early extinguishment of debt	—	0.3	0.2	0.1
Other (income) and expense, net	—	—	—	—
Income before income taxes	8.1	5.4	6.3	5.1
Provision for income taxes	2.9	1.9	2.3	1.8
Net income	5.2%	3.5%	4.0%	3.3%

Quarter Ended November 2, 2013 Compared to the Quarter Ended October 27, 2012

Net Sales—Net sales increased for the third quarter of fiscal 2013 by $104 million, or  10.3%, over the third quarter of fiscal 2012 due primarily to a $79 million increase in comparable store sales and  $25 million of incremental revenue from our non-comparable store sales. Comparable store sales increased 7.9% due to a 3.9% increase in customer transactions, a 3.8% increase in the average ticket and a positive impact of 0.2% from deferred custom framing revenue.  The fluctuation in the exchange rates between the United States and Canadian dollars adversely impacted the average ticket by 50 basis points.  Two of our strongest categories were kids’ crafts and custom framing.  The increase in kids’ crafts was primarily due to sales of the Rainbow Loom and replacement rubber bands. The increase in custom framing is driven by improved product mix and visualization capabilities in our stores.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $53 million to $665 million in the third quarter of fiscal 2013 from $612 million in the third quarter of fiscal 2012.  Cost of sales increased primarily due to increased merchandise costs of $49 million from higher sales compared to the prior year, $5 million from increased freight and distribution costs (primarily for the Rainbow Loom), and $5 million for inventory markdowns due to an increase in discontinued stock keeping units associated with planned merchandise resets and a slower sell through of this merchandise.  This was partially offset by a $4 million decrease attributable to improved efficiencies and new product offerings in our vertically integrated framing operations and a $6 million decrease due to our direct import penetration and private brand initiatives in the current year compared to the prior year.  In addition, we had a $5 million increase in rent and related expenses primarily related to opening new stores.

Cost of sales and occupancy expense decreased 90 basis points as a percentage of Net sales to 59.5% for the third quarter of fiscal 2013 from 60.4% for the third quarter of fiscal 2012. Occupancy costs decreased 100 basis points due to lower common area maintenance, insurance and property tax expenses, lower utility expenses and increased leverage of rent expenses on higher comparable stores sales this quarter compared to the same quarter last year. Cost of sales increased 10 basis points due to a 50 basis point increase in freight and distribution costs, which offset by a 20 basis point decrease in merchandise costs due to our direct import and private brand initiatives, as well as improved pricing and promotion management and a 20 basis point improvement in efficiencies and new product offerings in our vertically integrated framing operation.

Selling, General, and Administrative Expense— Selling, general and administrative expense was $309 million in the third quarter of fiscal 2013 compared to $277 million in the third quarter of fiscal 2012. Selling, general and administrative expense increased by $9 million due to incremental store costs related to operating 38 additional Michaels stores at the end of the third quarter of fiscal 2013 compared to the end of the third quarter of fiscal 2012.  Additionally, Selling, general and administrative expense increased by $20 million for higher accrued bonus expense, $3 million for higher outside professional fees, and $2 million for higher credit card fees due to higher sales.  As a percentage of Net sales, Selling, general and administrative expense increased 30 basis points due primarily to an 160 basis point increase in bonus expense and a 80 basis point increase for new stores costs.  These costs were partially offset by 100 basis points improvement from increased leverage on store payroll and benefits and 70 points of leverage for advertising expenses.

Share-Based Compensation Expense—Share-based compensation expense was $4 million for the third quarter of fiscal 2013 compared to $2 million for the third quarter of fiscal 2012.

Related Party Expenses—Related  party expenses were $3 million in each of the third quarters of fiscal 2013 and fiscal 2012, respectively, consisting of management fees and associated expenses paid to affiliates of two investment firms: Bain Capital Partners, LLC and The Blackstone Group, L.P. (collectively, together with their applicable affiliates, the “Sponsors”) and Highfields Capital Management, LP.

Interest Expense—Interest expense decreased $15 million to $45 million in the third quarter of fiscal 2013 from $60 million in the third quarter of fiscal 2012. The decrease is attributable to a $287 million reduction in our total debt outstanding and a lower average interest rate associated with our amended senior secured term loan facility.

Provision for Income Taxes—The effective tax rate was 35.6% for the third quarter of fiscal 2013. The effective tax rate was 35.2% for the third quarter of fiscal 2012. The current year tax rate is higher than the prior year tax rate due primarily to the reduced rate impact of our permanent adjustments as a result of our greater profit before tax.  We currently estimate our annualized effective tax rate for fiscal 2013 to be 37.0%.

Nine months Ended November 2, 2013 Compared to the Nine months Ended October 27, 2012

Net Sales—Net sales increased for the first nine months of fiscal 2013 by $131 million, or 4.5%, over the first nine months of fiscal 2012 due primarily to $70 million of incremental revenue from our non-comparable store sales and a $61 million increase in comparable store sales. Comparable store sales increased 2.1% driven by a 2.9% increase in the average ticket, partially offset by a 0.8% decrease in customer transactions.  The fluctuation in the exchange rates between the United States and Canadian dollars adversely impacted the average ticket by 30 basis points. Two of our strongest categories were kids’ crafts and custom framing.  The increase in kids’ crafts was primarily due to sales of the Rainbow Loom and replacement rubber bands. The increase in custom framing is driven by improved product mix and visualization capabilities in our stores.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $80 million to $1,816 million for the first nine months of fiscal 2013 from $1,736 million for the first nine months of fiscal 2012.  Cost of sales increased $78 million due primarily to a $61 million increase in merchandise costs associated with higher sales, a $10 million increase in inventory markdowns due to an increase in discontinued stock keeping units associated with planned merchandise resets and a slower sell through of this merchandise, a $3 million reduction in the recognition of vendor allowances compared to the prior year, and a $4 million increase in freight and distribution costs (primarily for the Rainbow Loom). This was partially offset by a $9 million decrease due to improved efficiencies and new product offerings in our vertically integrated framing operations and an $11 million decrease due to our direct import penetration and private brand initiatives in the current year compared to the prior year.  In addition, we had a $29 million increase in rent and related expenses, including $15 million from opening new stores, a $7 million increase in store remodel and improvement expenses and a $6 million increase due to higher maintenance costs.

Cost of sales and occupancy expense was flat as a percentage of Net sales at 60.2%.  Occupancy costs increased 30 basis points due to increased remodel expenses and lease expenses on new stores, as well as increased spend on repairs and maintenance expenses compared to the prior year. As a percentage of Net sales, cost of sales for the nine months of fiscal 2013 was the 30 basis points lower than  the nine months ended 2012 for the reasons indicated above.

Selling, General, and Administrative Expense— Selling, general and administrative expense was $835  million for the first nine months of fiscal 2013 compared to $787 million for the first nine months of fiscal 2012. The $48 million increase was driven primarily by $19 million of incremental costs related to operating 73 additional Michaels stores.  Additionally, Selling, general and administrative expense increased by $12 million for higher bonus expense and other benefits expense, $8 million for outside professional fees, and $7 million for store and corporate payroll and benefits.

As a percentage of Net sales, Selling, general and administrative expense increased 40 basis points due to a 60 basis point increase in new store costs and a 30 basis point increase in bonus expense.  These costs were partially offset by improved leverage on corporate and store payroll costs of 50 basis points.

Share-Based Compensation Expense—Share-based compensation expense increased to $15 million for the first nine month of fiscal 2013 from $9 million for the first nine months of fiscal 2012.  During the nine months ended November 2, 2013, the Company recognized share-based compensation costs under the liability accounting rules of ASC 718-10-25-9, Compensation — Stock Compensation which resulted in an increase in expense due to an increased fair value of options and vesting.

Related Party Expenses—Related party expenses were $10 million for the first nine months of each of fiscal 2013 and fiscal 2012, consisting of management fees and associated expenses paid to our Sponsors and Highfields Capital Management, LP.

Interest Expense— Interest expense decreased $50 million to $137 million in the third quarter of fiscal 2013 from $187 million in the third quarter of fiscal 2012. The decrease is attributable to a $287 million reduction in our total debt outstanding and a lower average interest rate associated with our amended senior secured term loan facility.

Refinancing Costs and Losses on Early Extinguishment of Debt— We recorded a loss on the early extinguishment of debt of $7 million during the first nine months of fiscal 2013, consisting of a $5 million redemption premium and $2 million to write off debt issuance costs related to the redemption of $137 million in aggregate principal amount of our 11 3/8% Senior Subordinated Notes due November 1, 2016 (the “Senior Subordinated Notes”).  See Note 3 to the consolidated financial statements for further discussion.  During the first nine months of fiscal 2012, we recorded a loss on the early extinguishment of debt of $3 million, consisting of $2 million to write off debt issuance costs related to our restated senior secured asset-based revolving credit facility (“Restated Revolving Credit Facility”) and $1 million to write off debt issuance costs associated with the partial prepayment of our existing term loans under the Senior Secured Term Loan Facility.

Other (Income) and Expense, net—Other  (income) and expense is related primarily to a $1 million foreign exchange rate loss for the first nine months of fiscal 2013 and a $1 million foreign exchange rate gain for the first nine months of fiscal 2012.

Provision for Income Taxes—The effective tax rate was 36.0% for the first nine months of fiscal 2013. The effective tax rate was 35.8% for the first nine months of fiscal 2012. The rate was higher than the prior year nine month tax rate due primarily to the reduced rate impact of our permanent adjustments as a result of our greater profit before tax. We currently estimate our annualized effective tax rate for fiscal 2013 to be 37.0%.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, to purchase inventory, to service our outstanding debt, and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities, and funds available under our Restated Revolving Credit Facility will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and anticipated growth for the foreseeable future. Our ability to satisfy our liquidity needs and continue to refinance or reduce debt could be adversely affected by the occurrence of any of the events described under Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 or our failure to meet our debt covenants as described in “—Liquidity and Capital Resources—Cash Flow from Financing Activities”. Our Restated Revolving Credit Facility provides senior secured financing of up to $650 million, subject to a borrowing base. As of November 2, 2013, the borrowing base was $650 million, of which we had $187 million in outstanding borrowings, $62 million of outstanding letters of credit and $401 million of unused borrowing capacity. Our cash and equivalents increased $12 million to $68 million at November 2, 2013 from $56 million at February 2, 2013.

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

The Company intends to use excess operating cash flows to repay portions of its indebtedness, pay dividends to its parent and fund growth opportunities, depending on market conditions. If the Company uses its excess cash flows to pay dividends or repay its debt, it will reduce the amount of excess cash available for additional capital expenditures.  The Company intends to make dividends to FinCo Holdings to fund the February 1 and August 1interest payments due on the PIK Notes (as defined below) of approximately $31 million and $30 million, respectively, and to the extent that such dividends can be made by the Company in compliance with covenants applicable to it under the terms of its indebtedness, future interest payments on the PIK Notes.  If interest on the PIK Notes is paid in cash, annual interest payments will total $60 million or a total of approximately $301 million from July 29, 2013 until August 1, 2018, the maturity date.

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

Cash Flow from Operating Activities

Cash flow provided by operating activities during the first nine months of fiscal 2013 was $74 million compared to cash flow provided by operating activities of $13 million during the first nine months of fiscal 2012. The $61 million change was primarily due to a $139 million increase in cash due to the timing of vendor payments and higher net income of $26 million. These amounts were partially offset by a $65 million decrease due to the timing of interest payments, a $21 million decrease due to the timing of inventory purchases and a $16 million decrease due to the timing of income tax payments.

Average inventory per Michaels store (including supporting distribution centers) increased 0.2% from $944,000 at October 27, 2012 to $946,000 at November 2, 2013.

Cash Flow from Investing Activities

Cash flow used in investing activities represents the following capital expenditure activities:

	Nine Months Ended
	November 2,	October 27,
	2013	2012
	(in millions)
New and relocated stores and stores not yet opened (1)	$32	$31
Existing stores	17	19
Information systems	19	24
Corporate and other	14	11
	$82	$85

(1)                                 In the first nine months of fiscal 2013, we incurred capital expenditures related to the opening of 40 Michaels stores in addition to the relocation of 14 Michaels stores. In the first nine months of fiscal 2012, we incurred capital expenditures related to the opening of 36 Michaels stores in addition to the relocation of 13 Michaels stores.

Cash Flow from Financing Activities

Cash flow provided by financing activities during the first nine months of fiscal 2013 was $20 million compared to cash used in financing activities of $138 million during the first nine months of fiscal 2012. Cash flow provided by financing activities for the first nine months of fiscal 2013 was impacted by the redemption of the $137 million of Senior Subordinated Notes at a redemption price of 103.792%, or a total of $142 million, and net borrowings of $186 million under our Restated Revolving Credit Facility.

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

Subsequent to the Reorganization, FinCo Holdings and FinCo Inc issued $800 million aggregate principal amount of 7.50%/8.25% PIK Toggle Notes due 2018 (“PIK Notes”). The PIK Notes were issued in a private transaction.  Interest payments on the PIK Notes are due February 1 and August 1 of each year until maturity.  The first two interest payments and the last interest payment are required to be paid entirely in cash.  Otherwise, under certain circumstances, all or a portion of the interest on the PIK Notes may be paid by increasing the principal amount of the outstanding PIK Notes or by issuing additional PIK Notes.  The PIK Notes are not guaranteed by the Company, Holdings or any of their subsidiaries, but the indenture governing the PIK Notes contains restrictive covenants that apply to FinCo Holdings and its restricted subsidiaries, including the Company, Holdings and their subsidiaries, and a breach of such covenants would cause FinCo Holdings and FinCo Inc to be in default under the indenture governing the PIK Notes.  The proceeds from the debt issuance were approximately $782 million, after deducting the initial purchasers’ discount and estimated fees and expenses.  FinCo Holdings distributed the net proceeds to Parent and the proceeds were used to fund a cash dividend to the Parent’s equity and equity-award holders and pay related fees and expenses.

While not required, the Company intends to make dividends to its FinCo Holdings to fund the February 1, 2014 and August 1, 2014 interest payment of approximately $31 million and $30 million, respectively, on the PIK Notes and, to the extent that such dividends can be made consistent with covenants applicable to the Company under the terms of its indebtedness, future interest payments on the PIK Notes.  If interest on the PIK Notes is paid in cash, annual interest payments will total $60 million or a total of approximately $301 million from July 29, 2013 until August 1, 2018, the maturity date.

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

The Company has presented EBITDA (excluding refinancing costs and losses on early extinguishment of debt) and Adjusted EBITDA to provide investors with additional information to evaluate our operating performance and our ability to service our debt.  The Company uses EBITDA (excluding refinancing costs and losses on early extinguishment of debt), among other metrics, to evaluate operating performance, to plan and forecast future periods’ operating performance and as an element of its incentive compensation targets. Adjusted EBITDA is a required calculation under the Company’s Restated Term Loan Credit Facility and its Restated Revolving Credit Facility. As it relates to the Restated Term Loan Credit Facility, Adjusted EBITDA is used in the calculations of fixed charge coverage and leverage ratios, which, under certain circumstances may result in limitations on the Company’s ability to make restricted payments as well as the determination of mandatory repayments of the loans. Under the Restated Revolving Credit Facility, Adjusted EBITDA is used in the calculation of fixed charge coverage ratios, which under certain circumstances, may restrict the Company’s ability to make certain payments (characterized as restricted payments), investments (including acquisitions) and debt repayments , and which under certain circumstances will be used as a maintenance covenant.

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

	Quarter Ended		Nine Months Ended
	November 2,	October 27,	November 2,	October 27,
	2013	2012	2013	2012
		(Restated)		(Restated)
	(in millions)

Net cash provided by operating activities	$88	$93	$74	$13
Depreciation and amortization	(24)	(25)	(74)	(71)
Share-based compensation expense	(6)	(4)	(19)	(15)
Debt issuance costs amortization	(2)	(4)	(6)	(12)
Refinancing costs and losses on early extinguishment of debt	—	(3)	(7)	(3)
Changes in assets and liabilities	2	(22)	153	183
Net income	58	35	121	95
Interest expense	45	60	137	187
Refinancing costs and losses on early extinguishment of debt	—	3	7	3
Provision for income taxes	32	19	68	53
Depreciation and amortization	24	25	74	71
EBITDA (excluding refinancing costs and losses on early extinguishment of debt)	159	142	407	409
Adjustments:
Share-based compensation expense	6	4	19	15
Sponsor fees	3	3	10	10
Termination expense	1	1	2	1
Store pre-opening costs	2	3	5	5
Store remodel costs	2	1	6	1
Foreign currency transaction losses (gains)	—	—	1	(1)
Sign on bonuses	—	—	2	—
Moving and relocation expenses	1	—	2	2
Store closing costs	3	—	4	2
Other (1)	—	—	1	—
Adjusted EBITDA	$177	$154	$459	$444

(1) Other adjustments relate to items such as franchise taxes and certain legal settlements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of November 2, 2013, a 10% increase or decrease in the exchange rate of the U.S. and Canadian dollar would impact Net income by approximately $1 million.

We have market risk exposure arising from changes in interest rates on our Restated Term Loan Credit Facility and our Restated Revolving Credit Facility, together the (“Senior Secured Credit Facilities”). The interest rates on our Senior Secured Credit Facilities will reprice periodically, which will impact our earnings and cash flow. The interest rates on our 2018 Senior Notes and Senior Subordinated Notes are fixed.  Based on our overall interest rate exposure to variable rate debt outstanding as of November 2, 2013, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by $18 million. A 1% increase in interest rates would decrease the fair value of our long-term fixed rate debt by $10 million. A 1% decrease in interest rates would increase the fair value of our long-term fixed rate debt by $11 million. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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

As the material weakness was not remediated as of November 2, 2013, the material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Management will implement the following procedures related to this material weakness and expects testing of the operating effectiveness to be successfully completed during the fourth quarter of fiscal 2013.

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

Change in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended November 2, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MICHAELS STORES, INC.

Part II—OTHER INFORMATION

Item 1.  Legal Proceedings.

Information regarding legal proceedings is incorporated herein by reference from Note 7 to our Consolidated Financial Statements.

Item 5.  Other Information.

Submission of Matters to a Vote of Security Holders

By a written consent effective September 18, 2013, holders of 100% of the common stock of the Company voted their shares to elect John J. Mahoney to the board of directors. The affirmative vote of more than 50% of the stockholders was required to take such action.

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act of 1934, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by this Quarterly Report on Form 10-Q. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). We do not believe we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended November 2, 2013.

The Blackstone Group L.P., one of our Sponsors, informed us of disclosures publicly filed and/or provided to them by Travelport Limited, which may be considered their affiliate. These disclosures are included in, and the Company hereby incorporates by reference herein, Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Item 6.  Exhibits.

(a) Exhibits:

Exhibit Number	Description of Exhibit

10.1	Form of Restricted Stock Award Agreement for Independent Directors under the Michaels Companies, Inc. Equity Incentive Plan (filed herewith).*

31.1	Certifications of Carl S. Rubin pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Charles M. Sonsteby pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Section 13 (r) Disclosure.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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
Charles M. Sonsteby
Chief Administrative Officer & Chief Financial Officer
(Principal Financial Officer)

Dated: December 10, 2013

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Form of Restricted Stock Award Agreement for Independent Directors under the Michaels Companies, Inc. Equity Incentive Plan (filed herewith).*

31.1	Certifications of Carl S. Rubin pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Charles M. Sonsteby pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Section 13 (r) Disclosure.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Management contract or compensatory plan or arrangement.