Form 10-K
period 2014-02-01
MICHAELS STORES INC
filed 2014-04-29
CIK 740670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2014

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

As of April 11, 2014, 100 shares of the Registrant’s common stock were outstanding.

* The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections effective February 1, 2014, which was the last day of our fiscal year.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.  Business.

The following discussion, as well as other portions of this Annual Report on Form 10-K, contains forward-looking statements that reflect our plans, estimates and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K and particularly in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Unless the context otherwise indicates, references in this Annual Report on Form 10-K to “we,” “our,” “us,” the “Company”, “Michaels”, “MSI” mean Michaels Stores, Inc., together with its subsidiaries.

General

With over $4.5 billion in sales in fiscal 2013, Michaels is the largest arts and crafts specialty retailer in North America delivering inspiration for creative projects, from the beginner to expert crafter. With project ideas, private brand products, and on-trend, exclusive merchandise offerings, we strive to provide a customer-centric shopping environment.  Through a broad array of in-store events, project sheets and displays, crafting classes and online videos, we can speak with customers through diverse platforms and inspire creativity and confidence in our customers’ artistic abilities. We believe we can leverage our brand equity to grow new stores, expand our online product offerings, and explore new markets.

Michaels Stores, Inc. was incorporated in Delaware in 1983, and as of April 11, 2014, we operate 1,142 Michaels retail stores in 49 states, as well as in Canada, with approximately 18,000 average square feet of selling space per store. We also operate 118 Aaron Brothers stores in nine states, with approximately 5,600 average square feet of selling space per store, offering photo frames, a full line of ready-made frames, custom framing services and a wide selection of art supplies.

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

In July 2013, the Company’s corporate structure was reorganized into a holding company structure (the “Reorganization”). The Michaels Companies, Inc. (“Parent”), Michaels FinCo Holdings, LLC (“FinCo Holdings”), Michaels FinCo, Inc. (“FinCo Inc.”) and Michaels Funding, Inc. (“Holdings”) and Michaels Stores MergerCo, Inc. (“MergerCo”) were formed in connection with the Reorganization and (i) MergerCo was merged with and into MSI with MSI being the surviving corporation; (ii) each share of MSI common stock was converted into the right to receive one share of common stock of the Parent, subject to the same vesting conditions, if any, as applied to the share so converted, and each such share of MSI common stock was cancelled and retired and ceased to exist; and (iii) each option to purchase one or more shares of common stock of MSI was assumed by the Parent and converted into an option to purchase an equivalent number of shares of common stock of the Parent with the remaining terms of each such option remaining unchanged, except as was necessary to reflect the Reorganization. Approximately 118 million shares of MSI common stock were converted into an equivalent number of shares of common stock of the Parent. The MSI shares were then cancelled and retired and an amount equal to the par value of the original shares was transferred from the common stock account to paid-in capital. MSI then issued 100 shares of stock with a $0.10 par value to Holdings. As a result of the Reorganization, FinCo Holdings is wholly owned by the Parent, FinCo Inc. and Holdings are wholly owned by FinCo Holdings, and MSI is wholly owned by Holdings.  As a result of the Merger and the Reorganization, Michaels Holdings LLC., an entity controlled by the Sponsors, currently owns approximately 93% of the outstanding common stock of Parent, which is not publicly traded.

We provide links to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on our Internet website at www.michaels.com under the heading “Investor Relations.” These Reports are available as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission (“SEC”). These filings are also available through the SEC’s EDGAR system at www.sec.gov.

Merchandising

Each Michaels store offers approximately 36,000 basic stock-keeping units (“SKUs”) in a number of product categories. The following table shows a breakdown of sales for Michaels stores by department as a percentage of total Net sales:

	Fiscal Year
	2013	2012	2011
General crafts	53%	51%	52%
Home décor and seasonal	20	21	20
Framing	17	17	17
Scrapbooking	10	11	11
	100%	100%	100%

We have a product design team focused on quality, innovation and cost mitigation. Our infrastructure and internal product development and global sourcing team position us to continue delivering a differentiated level of innovation, quality and value to our customers. Our global sourcing network allows us to control new product introductions, maintain quality standards, monitor delivery times, and manage product costs and inventory levels in order to enhance profitability.

We continue to search for ways to leverage our position as a market leader by establishing strategic partnerships and exclusive product relationships to provide our customers with exciting merchandise. During fiscal 2013, we partnered with popular celebrities and brands such as Cake Boss, Craftsy, Disney, Crayola, Martha Stewart Crafts and Rainbow Loom. For fiscal 2014, we will explore opportunities to form future partnerships and exclusive product associations.

We routinely identify merchandise that requires some price reduction to accelerate sales of the product. The need for this reduction is generally attributable to clearance of seasonal merchandise or product to be displaced from its assigned location in the store to make room for new merchandise. Additional SKUs considered for repricing are identified using our perpetual inventory data. In each case, the appropriate repricing is determined at our corporate support center office. Price changes are transmitted electronically to the store and instructions are provided to our stores regarding product placement, signage and display to ensure the product is effectively cleared.

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

Purchasing and Inventory Management

We purchase merchandise from approximately 600 vendors through our wholly-owned subsidiary, Michaels Stores Procurement Company. We believe our buying power and ability to make centralized purchases enable us to acquire products on favorable terms. Centralized merchandising management teams negotiate with vendors in an attempt to obtain the lowest net merchandise costs and to improve product mix and inventory levels. In fiscal 2013, one sourcing agent supplied approximately 13% of our purchases, with no other vendor or sourcing agent accounting for more than 10% of total purchases.

In addition to purchasing from outside vendors, our Michaels and Aaron Brothers stores purchase custom frames, framing supplies and mats from our framing operation, Artistree, which consists of a manufacturing facility and four regional processing centers to support our retail stores. These intercompany transactions are eliminated in consolidation.

Substantially all of the products sold in Michaels stores are manufactured in Asia, Canada, Mexico and the U.S. Goods manufactured in Asia generally require long lead times and are ordered four to six months in advance of delivery. Those products are either imported directly by us or acquired from distributors based in the U.S. and purchase prices are denominated in U.S. dollars.

Our automated replenishment system uses perpetual inventory records to analyze individual store/SKU on-hand quantities, as well as other pertinent information such as sales forecasts, seasonal selling patterns, promotional events and vendor lead times, to generate recommended merchandise reorder information. These recommended orders are reviewed daily and purchase orders are delivered electronically to our vendors and our distribution centers. In addition to improving our store in-stock position, these systems enable us to better forecast merchandise ordering quantities for our vendors and give us the ability to identify, order and replenish the stores’ merchandise using less store associate labor. These systems also allow us to react more quickly to selling trends and allow our store associates to devote more time to customer service, thereby improving inventory productivity and sales opportunities.

Artistree

We currently operate a vertically integrated framing operation, leveraging Artistree, our wholly-owned manufacturing subsidiary, across our Michaels and Aaron Brothers store networks. Artistree supplies precut mats and high quality custom framing merchandise. We believe Artistree provides a competitive advantage to our Michaels and Aaron Brothers stores and gives us quality control over the entire process.

Our moulding manufacturing plant, located in Kernersville, North Carolina, converts lumber into finished frame moulding and supplies the finished frame moulding to our regional processing centers for custom framing orders for our stores. We manufacture approximately 35% of the moulding we process, import approximately 40% from quality manufacturers in Indonesia, Malaysia, China and Italy, and purchase the balance from distributors. We directly source metal moulding for processing in our regional centers. The custom framing orders are processed (frames cut and joined, along with cutting mats and foamboard backing) and shipped to our stores where the custom frame order is completed for customer pick-up.

During fiscal 2013, we operated four regional processing centers in City of Industry, California; Coppell, Texas; Kernersville, North Carolina; and Mississauga, Ontario. Our precut mats and custom frame supplies are packaged and distributed out of our Coppell regional processing center. Combined, these facilities occupy approximately 538,000 square feet and, in fiscal 2013, processed approximately 30 million linear feet of frame moulding and approximately 5 million individually custom cut mats for our Michaels and Aaron Brothers stores.

In July 2012, we completed the implementation of a modified pricing and promotion cadence for our custom framing business. The program establishes a rotational collection cadence to limit the percentage of days that custom framing SKUs are on promotion, to more fully comply with regulatory requirements in various jurisdictions. The program is generally the same as that approved for the Company by the Attorney General for the State of New York. Based on results of this implementation in New York and other jurisdictions, we do not believe that this pricing and promotion cadence has had a material impact on our results of operations.

Distribution

We currently operate a distribution network through our wholly-owned subsidiary, Michaels Stores Procurement Company, to supply our stores with merchandise. Approximately 90% of Michaels stores’ merchandise receipts are shipped through the distribution network with the remainder shipped directly from vendors to stores.  Approximately 55% of Aaron Brothers stores’ merchandise is shipped through the distribution network with the remainder shipped directly from vendors. Our seven distribution centers are located in California, Florida, Illinois, Pennsylvania, Texas and Washington.  We utilize a third-party warehouse, in addition to four of our distribution centers, to store and supply our seasonal merchandise in preparation for the holiday season.

Michaels stores generally receive deliveries from the distribution centers weekly through a transportation network using a dedicated fleet of trucks and contract carriers. Aaron Brothers stores generally receive merchandise on a biweekly basis from a dedicated 174,000 square foot distribution center located in the Los Angeles, California area.

Store Expansion and Relocation

The following table shows our total store growth for the last five years:

	Fiscal Year
	2013	2012	2011	2010	2009
Michaels stores:
Retail stores open at beginning of year	1,099	1,064	1,045	1,023	1,009
Retail stores opened during the year	40	38	25	23	18
Retail stores opened relocations during the year	14	13	15	10	5
Retail stores closed during the year	(3)	(3)	(6)	(1)	(4)
Retail stores closed relocations during the year	(14)	(13)	(15)	(10)	(5)
Retail stores open at end of year	1,136	1,099	1,064	1,045	1,023

Aaron Brothers stores:
Retail stores open at beginning of year	125	134	137	152	161
Retail stores opened during the year	—	—	—	—	—
Retail stores opened relocations during the year	2	—	—	—	—
Retail stores closed during the year	(5)	(8)	(3)	(15)	(9)
Retail stores closed relocations during the year	(1)	(1)	—	—	—
Retail stores open at end of year	121	125	134	137	152

Total store count at end of year	1,257	1,224	1,198	1,182	1,175

We believe, based on an internal real estate and market penetration study of Michaels stores, that the combined U.S. and Canadian markets can support approximately 1,500 Michaels stores. We plan to open 40 to 45 Michaels stores in fiscal 2014. Included in these openings are relocations of 10 to 15 Michaels stores. We continue to pursue a store relocation program to improve the real estate location quality and performance of our store base. During fiscal 2014, we anticipate opening up to 5 Aaron Brothers stores. During 2014, we also plan to close up to 5 Michaels stores and up to 10 Aaron Brothers stores. Many of our store closings are stores that have reached the end of their lease term. We believe our ongoing store evaluation process results in strong performance across our store base.

We have developed a standardized procedure to allow for the efficient opening of new stores and their integration into our information and distribution systems. We develop the floor plan and merchandise layout and organize the advertising and promotions in connection with the opening of each new store. In addition, we maintain qualified store opening teams to provide new store associates with store training.

Our new store operating model, which is based on historical store performance, assumes a target store size of approximately 18,000 selling square feet. Our fiscal 2013 average initial net investment, which varies by site and specific store characteristics, is approximately $1.2 million per store and consists of store build-out costs (net of tenant improvement allowances), pre-opening expenses and average first year inventory (net of payables).

Competition

We are the largest arts and crafts specialty retailer in North America. The market we compete in is highly fragmented, including stores across the nation operated primarily by small, independent retailers along with a few regional and national chains. We believe customers choose where to shop based upon store location, breadth of selection, price, quality of merchandise, availability of product and customer service. We compete with many different types of retailers and classify our competition within the following categories:

•                  Mass merchandisers. This category includes companies such as Wal-Mart Stores, Inc., Target Corporation and other mass merchandisers. These retailers typically dedicate only a small portion of their selling space to a limited selection of home décor, arts and crafts supplies and seasonal merchandise, but they do seek to capitalize on the latest trends by stocking products that are complimentary to those trends and their current merchandise offerings. These mass merchandisers generally have limited customer service staffs with minimal amounts of experience in crafting projects.

•                  Multi-store chains. This category includes several multi-store chains, each operating more than 100 stores, and comprises: Hobby Lobby Stores, Inc., which operates approximately 620 stores in 47 states; Jo-Ann Stores, Inc., which operates approximately 790 stores in 49 states; and A.C. Moore Arts & Crafts, Inc., which operates approximately 140 stores primarily in the Eastern United States.We believe all of these chains are significantly smaller than Michaels with respect to Net sales.

•                  Small, local specialty retailers. This category includes local independent arts and crafts retailers and custom framing shops. Typically, these are single-store operations managed by the owner. These stores generally have limited resources for advertising, purchasing and distribution. Many of these stores have established a loyal customer base within a given community and compete based on relationships and customer service.

•                  Internet.  This category includes all internet-based retailers that sell arts and crafts merchandise, completed projects and custom framing online. Our Internet competition is inclusive of those companies discussed in the categories above, as well as others that may only sell products online. These retailers provide consumers with the ability to more easily search and compare products and prices compared to visiting a physical store. These sellers generally offer a wide variety of products but do not offer product expertise or project advice.

Foreign Sales

All of our current international business is in Canada, which accounted for approximately 10% of total sales in both fiscal 2013 and fiscal 2012 and 9% of total sales in fiscal 2011. During the last three years, less than 8% of our assets have been located outside of the U.S. See Note 13 to the Consolidated Financial Statements for Net sales and assets by country.

Trademarks and Service Marks

We own or have rights to trademarks, service marks or trade names we use in connection with the operation of our business, including “Aaron Brothers,” “Artistree,” “Michaels,” “Michaels the Arts and Crafts Store,” “Recollections,” “Where Creativity Happens,” and the stylized Michaels logo. We have registered our primary private brands including Artist’s Loft, ArtMinds, Celebrate It, Creatology, Craft Smart, imagin8, Recollections, Loops & Threads, MiDesign@Michaels, Studio Décor, Bead Landing and Ashland and various sub-brands associated with these primary marks. Solely for convenience, some of the trademarks, service marks and trade names referred to in this Annual Report on Form 10-K are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trademarks, service marks, trade names and domain names.

Employees

As of April 11, 2014, we employed approximately 50,600 associates, approximately 39,300 of whom were employed on a part-time basis. The number of part-time associates substantially increases during the Christmas selling season. Of our full-time associates, approximately 3,200 are engaged in various executive, operating, training, distribution and administrative functions in our support center, division offices and distribution centers and the remainder are engaged in store operations. None of our associates are subject to a collective bargaining agreement.

ITEM 1A.  Risk Factors.

Our financial performance is subject to various risks and uncertainties. The risks described below are those we believe are the material risks we face. Any of the risk factors described below could significantly and adversely affect our business, prospects, sales, revenues, gross profit, cash flows, financial condition and results of operations.

We face risks related to the effect of economic uncertainty.

In the event of a prolonged economic downturn or slow recovery, our growth, prospects, results of operations, cash flows and financial condition could be adversely impacted. Our stores offer arts and crafts supplies and products for the crafter, and custom framing for the do-it-yourself home decorator, which some customers may perceive as discretionary. Pressure on discretionary income brought on by economic downturns and slow recoveries, including housing market declines, rising energy prices and weak labor markets, may cause consumers to reduce the amount they spend on discretionary items. For example, as a result of the recession during fiscal 2007 and fiscal 2008, despite adding a number of new stores, our total Net sales decreased from $3,862 million to $3,817 million. The current economic environment may continue to adversely affect consumer confidence and retail spending, decreasing demand for our merchandise. Current economic conditions also make it difficult for us to accurately forecast future demand trends, which could cause us to purchase excess inventories, resulting in increases in our inventory carrying cost, or limit our ability to satisfy customer demand and potentially lose market share.

We face risks related to our substantial indebtedness.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under our notes and credit facilities. As of February 1, 2014, we had total outstanding debt of $2,894 million, of which approximately $1,628 million was subject to variable interest rates and $1,266 million was subject to fixed interest rates, and approximately $589 million of additional borrowing capacity (after giving effect to $61 million of letters of credit then outstanding) under our restated term loan (“Restated Revolving Credit Facility”).

In July 2013, our indirect parent company, FinCo Holdings and its subsidiary, FinCo Inc. issued $800 million aggregate principal amount of their 7.50% / 8.25% PIK Toggle Notes due 2018 (“PIK Notes”).  Any interest paid in cash on these notes will be funded by us through a dividend payment to our parent, Holdings.  These payments could reduce our available cash. The cash interest payment due February 1, 2014 was approximately $30 million and was funded by us through a dividend declared on January 22, 2014. The cash interest payment due August 1, 2014 is approximately $30 million. If interest on the PIK Notes for all interest periods is paid in cash, annual interest payments will total $60 million or a total of approximately $300 million from July 29, 2013 until August 1, 2018, the maturity date.

Our substantial indebtedness could have important consequences to us, including:

•                  making it more difficult for us to satisfy our obligations with respect to our debt, and any failure to comply with the obligations under our debt instruments, including restrictive covenants, could result in an event of default under the agreements governing our indebtedness

•                  increasing our vulnerability to general economic and industry conditions

•                  requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our debt, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, selling and marketing efforts, product development, future business opportunities and other purposes

•                  exposing us to the risk of increased interest rates as certain of our borrowings, including under our Senior Secured Credit Facilities, which consist of the Restated Revolving Credit Facility and the restated senior secured term loan facility (the “Restated Term Loan Credit Facility”), are at variable rates

•                  restricting us from making strategic acquisitions or causing us to make non-strategic divestitures

•                  limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes

•                  limiting our ability to plan for, or adjust to, changing market conditions and placing us at a competitive disadvantage compared to our competitors who may be less highly leveraged

The occurrence of any one of these events could have an adverse effect on our business, financial condition, results of operations and ability to satisfy our obligations under our indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our Senior Secured Credit Facilities and the indentures governing our notes. In addition, our Senior Secured Credit Facilities and indentures governing our notes do not restrict our owners from creating new holding companies that may be able to incur indebtedness without regard to the restrictions set forth in our Senior Secured Credit Facilities and indentures governing our notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Changes in customer demands could materially adversely affect our sales, results of operations and cash flow.

Our success depends on our ability to anticipate and respond in a timely manner to changing customer demands and preferences for products and supplies used in creative activities. If we misjudge the market, we may significantly overstock unpopular products and be forced to take significant inventory markdowns, or experience shortages of key items, either of which could have a material adverse impact on our operating results and cash flow. In addition, adverse weather conditions, economic instability and consumer confidence volatility could have material adverse impacts on our sales and operating results.

Our recent results of operations have been significantly enhanced by sales of one product, the Rainbow Loom. Sales of the Rainbow Loom and replacement rubber bands were the primary driver of the increase in our Net sales in the fiscal year ended February 1, 2014 compared to the prior fiscal year. Based on our retail experience, we expect that the popularity of this product will diminish over time, and our results of operations could be affected by our inability to anticipate demand for this product and stock the appropriate level of inventory. Similarly, if we identify products in the future that have a significant effect on our results of operations, we could face similar challenges and risks that could affect our profitability.

We have recently experienced a data breach and such data breach and any future failure to adequately maintain security and prevent unauthorized access to electronic and other confidential information could result in an additional data breach which could materially adversely affect our reputation, financial condition and operating results.

The protection of our customer, associate and Company data is critically important to us. Our customers and associates have a high expectation that we will adequately safeguard and protect their sensitive personal information. We have become increasingly centralized and dependent upon automated information technology processes. In addition, a portion of our business operations is conducted electronically, increasing the risk of attack or interception that could cause loss or misuse of data, system failures or disruption of operations.  This risk will increase with the launch of our ecommerce platform.  Improper activities by third parties, exploitation of encryption technology, new data-hacking tools and discoveries and other events or developments may result in a future compromise or breach of our networks, payment card terminals or other payment systems. In particular, the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures.  Any failure to maintain the security of our customers’ sensitive information, or data belonging to ourselves or our suppliers, could put us at a competitive disadvantage, result in deterioration of our customers’ confidence in us, and subject us to potential litigation, liability, fines and penalties, resulting in a possible material adverse impact on our financial condition and results of operations. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses and would not remedy damage to our reputation.

In January 2014, we learned of possible fraudulent activity on some U.S. payment cards that had been used at Michaels, suggesting we may have experienced a data security attack. The Company retained two independent, expert security firms to conduct an extensive investigation.  The Company also has been working closely with law enforcement authorities and coordinating with banks and payment processors to determine the facts.

After extensive analysis, we discovered evidence confirming that systems of Michaels stores in the United States and its subsidiary, Aaron Brothers, were attacked by criminals using highly sophisticated malware that had not been encountered previously by either of the security firms (the “Data Breach”).

The Company believes it has now identified the malware and it no longer presents a threat while shopping at Michaels or Aaron Brothers.  During the course of the investigation, we determined the following:

•      The affected systems contained certain payment card information, such as payment card number and expiration date, about both Michaels and Aaron Brothers customers.  There is no evidence that other customer personal information, such as name, address or PIN, was at risk in connection with this issue.

•      Regarding Michaels stores, the attack potentially targeted a limited portion of the point-of-sale systems at a varying number of stores between May 8, 2013 and January 27, 2014.  Only a small percentage of payment cards used in the affected stores during the times of exposure were impacted by this issue.  The analysis conducted by the security firms and the Company shows that approximately 2.6 million cards may have been impacted, which represents about 7% of payment cards used at Michaels stores in the U.S. during the relevant time period.

•      Regarding Aaron Brothers, we have confirmed that between June 26, 2013 and February 27, 2014, 54 Aaron Brothers stores were affected by this malware.  We estimate that approximately 400,000 cards were potentially impacted during this period.

•      We have received a limited number of reports from the payment card brands and banks of fraudulent use of payment cards potentially connected to Michaels or Aaron Brothers.

We are offering identity protection, credit monitoring and fraud assistance services to affected Michaels and Aaron Brothers customers in the U.S. for 12 months at no cost to them.  In addition, the Data Breach has given rise to putative class action litigation on behalf of customers and regulatory investigations, as further described under “Legal Proceedings”.

There can be no assurance that we will not suffer a similar criminal attack in the future, that unauthorized parties will not gain access to personal information, or that any such incident will be discovered in a timely way. Regardless of the conclusion of the investigation, the publicity resulting from the Data Breach could adversely affect the Michaels and Aaron Brothers brands, has caused us to incur legal and other fees and could cause us to incur additional material fees, and could discourage customers from shopping in our stores.

Competition, including Internet-based competition, could negatively impact our business.

The retail arts and crafts industry, including custom framing, is competitive, which could result in pressure to reduce prices and losses in our market share. We must remain competitive in the areas of quality, price, breadth of selection, customer service and convenience. We compete with mass merchants (e.g.,Wal-Mart Stores, Inc. and Target Corporation), which dedicate a portion of their selling space to a limited selection of craft supplies and seasonal and holiday merchandise, along with national and regional chains and local merchants. We also compete with specialty retailers, which include Hobby Lobby Stores, Inc., A.C. Moore Arts & Crafts, Inc. and Jo-Ann Stores, Inc. Some of our competitors, particularly the mass merchants, are larger and have greater financial resources than we do. We also face competition from Internet-based retailers, such as Amazon.com, Inc., in addition to traditional store-based retailers, who may be larger, more experienced and able to offer products we cannot offer online in the future. This could result in increased price competition since our customers could more readily search and compare non-private brand products.  Furthermore, we ultimately compete with alternative sources of entertainment and leisure for our customers.

Our reliance on foreign suppliers increases our risk of obtaining adequate, timely and cost-effective product supplies.

We rely to a significant extent on foreign manufacturers for our merchandise, particularly manufacturers located in China. In addition, many of our domestic suppliers purchase a portion of their products from foreign sources. This reliance increases the risk that we will not have adequate and timely supplies of various products due to local political, economic, social, or environmental conditions (including acts of terrorism, the outbreak of war, or the occurrence of natural disaster), transportation delays (including dock strikes and other work stoppages), restrictive actions by foreign governments, or changes in U.S. laws and regulations affecting imports or domestic distribution. Reliance on foreign manufacturers also increases our exposure to trade infringement claims and reduces our ability to return product for various reasons.

We are at a risk for higher costs associated with goods manufactured in China. Significant increases in wages or wage taxes paid by contract facilities may increase the cost of goods manufactured, which could have a material adverse effect on our profit margins and profitability.

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

Even if we are able to continue our strategy of expanding our store base, or additionally, to expand our business through acquisitions or vertical integration opportunities, we may experience problems which may adversely impact profitability or cash flow. For example:

•                  the costs of opening and operating new stores may offset the increased sales generated by the additional stores

•                  the closure of unsuccessful stores may result in the retention of liability for expensive leases

•                  a significant portion of our management’s time and energy may be consumed with issues unrelated to advancing our core business strategies

•                  the recent launch of our e-commerce platform may be unsuccessful

•                  the implementation of future operational efficiency initiatives, which may include the consolidation of certain operations and/or the possible co-sourcing of additional selected functions, may not produce the desired reduction in costs and may result in disruptions arising from such actions

•                  failure to maintain stable relations with our labor force may impact our store operations and sales

•                  our suppliers may be unable to meet the increased demand of additional stores in a timely manner

•                  we may be unable to expand our existing distribution centers or use third party distribution centers on a cost-effective basis to provide merchandise to our new stores

Our growth depends on our ability to open new stores and increase comparable store sales.

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

We believe the Michaels brand name and many of our private and exclusive brand names are powerful sales and marketing tools and we devote significant resources to promoting and protecting them. To be successful in the future, we must continue to preserve, grow and utilize the value of Michaels’ reputation. Reputational value is based in large part on perceptions of subjective qualities, and even isolated incidents may erode trust and confidence. In addition, we develop and promote private and exclusive brands, which we believe have generated national recognition. Our private brands amounted to approximately 48% of total Net sales in fiscal 2013, and represent a growing portion of our overall sales. Damage to the reputations (whether or not justified) of our brand names could arise from product failures, data privacy or security incidents, litigation or various forms of adverse publicity (including adverse publicity generated as a result of a vendor’s or a supplier’s failure to comply with general social accountability practices), especially in social media outlets, and may generate negative customer sentiment, potentially resulting in a reduction in our sales and earnings.

A weak fourth quarter could materially adversely affect our result of operations.

Our business is highly seasonal. Our inventories and short-term borrowings may grow in the third fiscal quarter as we prepare for our peak selling season in the third and fourth fiscal quarters. Our most important quarter in terms of sales, profitability and cash flow historically has been the fourth fiscal quarter. If for any reason our fourth fiscal quarter results were substantially below expectations, our operating results for the full year would be materially adversely affected, and we could have substantial excess inventory, especially in seasonal merchandise that is difficult to liquidate.

Suppliers from whom our products are sourced may fail us and transitioning to other qualified vendors could materially adversely affect our revenue and gross profit.

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

Our marketing programs, e-commerce initiatives and use of consumer information are governed by an evolving set of laws and enforcement trends and unfavorable changes in those laws or trends, or our failure to comply with existing or future laws, could substantially harm our business and results of operations.

We collect, maintain and use data provided to us through our online activities and other customer interactions in our business. Our current and future marketing programs depend on our ability to collect, maintain and use this information, and our ability to do so is subject to certain contractual restrictions in third party contracts as well as evolving international, federal and state laws and enforcement trends. We strive to comply with all applicable laws and other legal obligations relating to privacy, data protection and consumer protection, including those relating to the use of data for marketing purposes. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, may conflict with other rules or may conflict with our practices. If so, we may suffer damage to our reputation and be subject to proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts to defend our practices, distract our management, increase our costs of doing business, and result in monetary liability.

In addition, as data privacy and marketing laws change, we may incur additional costs to ensure we remain in compliance. If applicable data privacy and marketing laws become more restrictive at the federal or state level, our compliance costs may increase, our ability to effectively engage customers via personalized marketing may decrease, our investment in our e-commerce platform may not be fully realized, our opportunities for growth may be curtailed by our compliance capabilities or reputational harm and our potential liability for security breaches may increase.

Product recalls and/or product liability, as well as changes in product safety and other consumer protection laws, may adversely impact our operations, merchandise offerings, reputation, results of operations, cash flow and financial condition.

We are subject to regulations by a variety of federal, state and international regulatory authorities, including the Consumer Product Safety Commission. In fiscal 2013, we purchased merchandise from approximately 600 vendors. Since a majority of our merchandise is manufactured in foreign countries, one or more of our vendors might not adhere to product safety requirements or our quality control standards, and we might not identify the deficiency before merchandise ships to our stores. Any issues of product safety, including but not limited to those manufactured in foreign countries, could cause us to recall some of those products. If our vendors fail to manufacture or import merchandise that adheres to our quality control standards, our reputation and brands could be damaged, potentially leading to increases in customer litigation against us. Furthermore, to the extent we are unable to replace any recalled products, we may have to reduce our merchandise offerings, resulting in a decrease in sales, especially if a recall occurs near or during a seasonal period. If our vendors are unable or unwilling to recall products failing to meet our quality standards, we may be required to recall those products at a substantial cost to us. Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. Long lead times on merchandise ordering cycles increase the difficulty for us to plan and prepare for potential changes to applicable laws. The Consumer Product Safety Improvement Act of 2008 imposes significant requirements on manufacturing, importing, testing and labeling requirements for our products. In the event that we are unable to timely comply with regulatory changes or regulators do not believe we are complying with current regulations applicable to us, significant fines or penalties could result, and could adversely affect our reputation, results of operations, cash flow and financial condition.

Significant increases in inflation or commodity prices such as petroleum, natural gas, electricity, steel, wood and paper may adversely affect our costs, including cost of merchandise.

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

An important part of our efforts to achieve efficiencies, cost reductions, and sales and cash flow growth is the identification and implementation of improvements to our supply chain, including merchandise ordering, transportation and receipt processing. During fiscal 2013, we continued to implement enhancements to our distribution systems and processes, which are designed to improve efficiency throughout the supply chain and at our stores. Significant changes to our supply chain could have a material adverse impact on our results of operations.

We may be subject to information technology system failures or network disruptions, or our information systems may prove inadequate, resulting in damage to our reputation, business operations and financial condition.

We depend on our management information systems for many aspects of our business, including our perpetual inventory, automated replenishment and weighted average cost stock ledger systems which are necessary to properly forecast, manage, analyze and record our inventory. The Company may be subject to information technology system failures and network disruptions. These may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, denial-of-service attacks, computer viruses, physical or electronic break-ins, or similar events or disruptions. System redundancy may be ineffective or inadequate, and the Company’s disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could prevent access to the Company’s online services and preclude store transactions. System failures and disruptions could also impede the manufacturing and shipping of products, transactions processing and financial reporting. Additionally, we may be materially adversely affected if we are unable to improve, upgrade, maintain, and expand our systems.

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

We expect that the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, will increase our annual associate health care costs. Proposed changes in tax regulations may also change our effective tax rate as our business is subject to a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate. New accounting pronouncements and interpretations of existing accounting rules and practices have occurred and may occur in the future. A change in accounting standards or practices can have a significant effect on our reported results of operations. Failure to comply with legal requirements could result in, among other things, increased litigation risk that could affect us adversely by subjecting us to significant monetary damages and other remedies or by increasing our litigation expenses, administrative enforcement actions, fines and civil and criminal liability. For example, in fiscal 2012, we settled a pricing and promotion investigation by the New York State Attorney General’s office through the payment of a fine and other consideration pursuant to an Assurance of Discontinuance, and could be subject to similar investigations, as well as lawsuits, in the future. We are currently subject to class action lawsuits alleging violations of wage and workforce laws and to a purported class action lawsuit alleging violations of Ohio state law in relation to our advertising and pricing practices (see “Item 3. Legal Proceedings”). If such issues become more expensive to address, or if new issues arise, they could increase our expenses, generate negative publicity, or otherwise adversely affect us.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our Senior Secured Credit Facilities and the indentures governing our notes contain various covenants that limit our ability to engage in specified types of transactions.  The PIK Notes are senior unsecured obligations of FinCo Holdings and FinCo Inc. The PIK Notes are not guaranteed by us, Holdings or any of our subsidiaries, but the indenture governing the PIK Notes contains restrictive covenants that apply to FinCo Holdings and its restricted subsidiaries, including us, Holdings and our subsidiaries, and a breach of such covenants would cause FinCo Holdings and FinCo Inc. to be in default under the indenture governing the PIK Notes.   These covenants limit the ability of the relevant borrowers, issuers, guarantors and their restricted subsidiaries (including us and our subsidiaries) to, among other things:

•                  incur or guarantee additional debt

•                  pay dividends or distributions on our capital stock or redeem, repurchase or retire our capital stock or indebtedness

•                  issue stock of subsidiaries

•                  make certain investments, loans, advances and acquisitions

•                  create liens on our assets to secure debt

•                  enter into transactions with affiliates

•                  merge or consolidate with another company

•                  sell or otherwise transfer assets

In addition, under the Restated Term Loan Credit Facility, we are required to meet specified financial ratios in order to undertake certain actions, and under our Restated Revolving Credit Facility, are required to meet specified financial ratios in order to undertake certain actions, and under certain circumstances, we may be required to maintain a specified fixed charge coverage ratio. Our ability to meet those tests can be affected by events beyond our control, and we cannot assure you that we will meet them. A breach of any of these covenants could result in a default under our Senior Secured Credit Facilities, which could also lead to an event of default under our notes if any of the Senior Secured Credit Facilities are accelerated. Upon the occurrence of an event of default under our Senior Secured Credit Facilities, the lenders could elect to declare all amounts outstanding under our Senior Secured Credit Facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our Senior Secured Credit Facilities could proceed against the collateral granted to them to secure such indebtedness. We, Holdings and certain of our subsidiaries have pledged substantially all of our and their assets, including our capital stock, as collateral under our Senior Secured Credit Facilities. If the indebtedness under our Senior Secured Credit Facilities or our notes were to be accelerated, our assets may not be sufficient to repay such indebtedness in full.

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

Our real estate leases generally obligate us for long periods, which subject us to various financial risks.

We lease virtually all of our store, distribution center, and administrative locations, generally for long terms. While we have the right to terminate some of our leases under specified conditions by making specified payments, we may not be able to terminate a particular lease if or when we would like to do so. If we decide to close stores, we are generally required to continue paying rent and operating expenses for the balance of the lease term, or paying to exercise rights to terminate, and the performance of any of these obligations may be expensive. When we assign or sublease vacated locations, we may remain liable on the lease obligations if the assignee or sub lessee does not perform. In addition, when leases for the stores in our ongoing operations expire, we may be unable to negotiate renewals, either on commercially acceptable terms, or at all, which could cause us to close stores. Accordingly, we are subject to the risks associated with leasing real estate, which can have a material adverse effect on our results.

We have co-sourced certain of our information technology, accounts payable, payroll, accounting and human resources functions and may co-source other administrative functions, which makes us more dependent upon third parties.

We place significant reliance on third party providers for the co-sourcing of certain of our information technology (“IT”), accounts payable, payroll, accounting and human resources functions. This co-sourcing initiative is a component of our ongoing strategy to increase efficiencies, increase our IT capabilities, monitor our costs and seek additional cost savings. These functions are generally performed in offshore locations, with Michaels oversight. As a result, we are relying on third parties to ensure that certain functional needs are sufficiently met. This reliance subjects us to risks arising from the loss of control over these processes, changes in pricing that may affect our operating results, and potentially, termination of provision of these services by our suppliers. If our service providers fail to perform, we may have difficulty arranging for an alternate supplier or rebuilding our own internal resources, and we could incur significant costs, all of which may have a significant adverse effect on our business. We may co-source other administrative functions in the future, which would further increase our reliance on third parties. Further, the use of offshore service providers may expose us to risks related to local political, economic, social or environmental conditions (including acts of terrorism, the outbreak of war, or the occurrence of natural disaster), restrictive actions by foreign governments or changes in U.S. laws and regulations. The recent launch of our e-commerce platform is in part dependent on such co-sourced resources and therefore might impact these risks.

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

We are dependent on the services, abilities and experience of our executive officers, including Carl S. Rubin, our Chief Executive Officer, and Charles M. Sonsteby, our Chief Administrative Officer and Chief Financial Officer. The permanent loss of the services of any of these senior executives and any change in the composition of our senior management team could have a negative impact on our ability to execute on our business and operating strategies.

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

Unforeseen public health issues, such as pandemics and epidemics, and geo-political events, such as civil unrest in a country in which our suppliers are located or terrorist or military activities disrupting transportation, communication or utility systems, as well as natural disasters such as hurricanes, tornadoes, floods, earthquakes and other adverse weather and climate conditions, whether occurring in the U.S. or abroad, particularly during peak seasonal periods, could disrupt our operations or the operations of one or more of our vendors or could severely damage or destroy one or more of our stores or distribution facilities located in the affected areas. For example, day to day operations, particularly our ability to receive products from our vendors or transport products to our stores could be adversely affected, or we could be required to close stores or distribution centers in the affected areas or in areas served by the affected distribution center. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and global financial markets and economy. Such occurrences could significantly impact our operating results and financial performance.  For example, during the fourth quarter of fiscal 2012, our Net sales were adversely affected by Hurricane Sandy.

We are controlled by our indirect parent, FinCo Holdings, and the Sponsors, whose interests as equity holders may conflict with those of our debt investors and those of our Company.

We are controlled by our indirect parent, FinCo Holdings, which is indirectly controlled by our Sponsors, who currently own approximately 93% of the common stock of Parent, our ultimate parent company, in the aggregate. FinCo Holdings and the Sponsors control the election of our directors and thereby have the power to control our affairs and policies, including the appointment of management, the issuance of additional equity and the declaration and payment of dividends if allowed under the terms of the credit agreements governing our Senior Secured Credit Facilities, the terms of the indentures governing our 7¾% Senior Notes due November 1, 2018 and our 5 7/8% Senior Subordinated Notes due December 15, 2020 , together, our “Outstanding Notes” and the terms of our other indebtedness outstanding at the time. Neither FinCo Holdings nor the Sponsors have any liability for any obligations under or relating to our Senior Secured Credit Facilities, our Outstanding Notes or our other indebtedness, and their respective interests may be in conflict with those of our debt investors. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the Sponsors may pursue strategies that favor equity investors over debt investors. In addition, our equity holders may have an interest in pursuing acquisitions, divestitures, financing or other transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve risk to our debt investors. In addition, FinCo Holdings, as our indirect parent, may cause us to make equity distributions to fund interest payments on the PIK Notes, which could leave us with insufficient capital to meet our debt obligations. Additionally, the Sponsors may make investments in businesses that directly or indirectly compete with us, or may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. For information concerning our arrangements with the Sponsors, see “Item 10.  Directors, Executive Officers and Corporate Governance.” and “Item 13.  Certain Relationships and Related Transactions, and Director Independence.”

ITEM 1B.  Unresolved Staff Comments.

Not applicable.

ITEM 2.  Properties.

We lease substantially all of the sites for our Michaels and Aaron Brothers stores, with the majority of our stores having initial lease terms of approximately 10 years. The leases are generally renewable, with increases in lease rental rates. Lessors have made leasehold improvements to prepare our stores for opening under a majority of our existing leases. As of February 1, 2014, in connection with stores that we plan to open or relocate in future fiscal years, we had signed approximately 45 leases for Michaels stores.

As of April 11, 2014, we lease the following non-store facilities:

Square
Locations	Footage
Distribution centers:
Hazleton, Pennsylvania	692,000
Jacksonville, Florida	506,000
Lancaster, California	763,000
Centralia, Washington	718,000
New Lenox, Illinois	693,000
Tarrant County, Texas	433,000
City of Commerce, California (Aaron Brothers)	174,000
3,979,000

Artistree:
Coppell, Texas (regional processing and fulfillment operations center)	230,000
Kernersville, North Carolina (manufacturing plant and regional processing center)	156,000
City of Industry, California (regional processing center)	90,000
Mississauga, Ontario (regional processing center)	62,000
538,000

Office space:
Irving, Texas (corporate support center)	296,000
Coppell, Texas (corporate support satellite office)	67,000
Mississauga, Ontario (Canadian regional office)	3,000
366,000

Coppell, Texas (new store staging warehouse)	82,000
4,965,000

The following table indicates the number of our retail stores located in each state or province as of April 11, 2014:

	Number of Stores
		Aaron
State/Province	Michaels	Brothers	Total
Alabama	12		12
Alaska	3		3
Alberta	17		17
Arizona	27	5	32
Arkansas	4		4
British Columbia	17		17
California	131	79	210
Colorado	22	3	25
Connecticut	16		16
Delaware	4		4
Florida	79		79
Georgia	34	1	35
Idaho	6	1	7
Illinois	38		38
Indiana	17		17
Iowa	7		7
Kansas	8		8
Kentucky	11		11
Louisiana	13		13
Maine	3		3
Manitoba	3		3
Maryland	24		24
Massachusetts	30		30
Michigan	35		35
Minnesota	23		23
Mississippi	6		6
Missouri	21		21
Montana	4		4
Nebraska	4		4
Nevada	10	5	15
New Brunswick	3		3
New Hampshire	8		8
New Jersey	30		30
New Mexico	3		3
New York	54		54
Newfoundland and Labrador	1		1
North Carolina	35		35
North Dakota	2		2
Nova Scotia	4		4
Ohio	31		31
Oklahoma	7		7
Ontario	50		50
Oregon	15	2	17
Pennsylvania	48		48
Prince Edward Island	1		1
Quebec	11		11
Rhode Island	4		4
Saskatchewan	3		3
South Carolina	12		12
South Dakota	2		2
Tennessee	15		15
Texas	78	14	92
Utah	13		13
Vermont	2		2
Virginia	35		35
Washington	23	8	31
West Virginia	5		5
Wisconsin	17		17
Wyoming	1		1
Total	1,142	118	1,260

ITEM 3.  Legal Proceedings.

Employee claims

Rea claim

On September 15, 2011, the Company was served with a lawsuit filed in the California Superior Court in and for the County of Orange (“Superior Court”) by four former store managers as a class action proceeding on behalf of themselves and certain former and current store managers employed by Michaels in California. The lawsuit alleges that the Company stores improperly classified its store managers as exempt employees and as such failed to pay all wages, overtime, waiting time penalties and failed to provide accurate wage statements. The lawsuit  also alleges that the foregoing conduct was in breach of various laws, including California’s unfair competition law. On December 3, 2013, the Superior Court entered an Order certifying a class of approximately 200 members.  The Company subsequently succcesfully removed the case to the United States District Court for the Central District of California and is challenging the class certification order.  We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We do not believe the resolution of the lawsuit will have a material effect on our Consolidated Financial Statements.

Consumer class action claims

Data security incident

Five putative class actions were filed relating to our recent Data Breach.  The plaintiffs generally allege that the Company failed to secure and safeguard customers’ private information including credit and debit card information and as such, breached an implied contract, violated the Illinois Consumer Fraud Act (and other states’ similar laws) and are seeking damages including declaratory relief, actual damages, punitive damages, statutory damages, attorneys’ fees, litigation costs, remedial action, pre and post judgment interest, other relief as available.  The cases, are as follows: Christina Moyer v. Michaels Stores, Inc., was filed on January 27, 2014; Michael and Jessica Gouwens v. Michaels Stores, Inc., was filed on January 29, 2014; Nancy Maize and Jessica Gordon v. Michaels Stores, Inc., was filed on February 21, 2014; and Daniel Ripes v. Michaels Stores, Inc., was filed on March 14, 2014. All four of these cases were filed in the United States District Court-Northern District of Illinois, Eastern Division.  A case, Mary Jane Whalen v. Michaels Stores, Inc., was filed in the United States District Court for the Eastern District of New York on March 18, 2014, but was voluntarily dismissed by the plaintiff on April 11, 2014, without prejudice to her right to re-file a complaint.  On April 16, 2014, an order was entered consolidating the current actions.  We believe we have meritorious defenses and intend to defend the lawsuits vigorously.

In addition, payment card companies and associations may require us to reimburse them for unauthorized card charges and costs to replace cards and may also impose fines or penalties in connection with the Data Breach, and enforcement authorities may also impose fines or other remedies against us. We have also incurred other costs associated with the Data Breach, including legal fees, investigative fees, costs of communications with customers and credit monitoring services provided to our customers.   In addition, state and federal agencies, including the State Attorneys General and the Federal Trade Commission may investigate events related to the Data Breach, including how it occurred, its consequences and our responses. Although we intend to cooperate in these investigations, we may be subject to fines or other obligations, which may have an adverse effect on how we operate our business and our results of operations.

While a loss from these matters is reasonably possible, we cannot reasonably estimate a range of possible losses because our investigation into the matter is ongoing, the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved.

California zip code claims

On August 15, 2008, Linda Carson, a consumer, filed a purported class action proceeding against the Company in the Superior Court of California, County of San Diego (“San Diego Superior Court”), on behalf of herself and all similarly-situated California consumers. The Carson lawsuit alleges that the Company unlawfully requested and recorded personally identifiable information (i.e., her zip code) as part of a credit card transaction. The plaintiff seeks statutory penalties, costs, interest, and attorneys’ fees. On February 10, 2011, the California Supreme Court ruled, in a similar matter, Williams-Sonoma v. Pineda case, that zip codes are personally identifiable information and therefore the Song-Beverly Credit Card Act of 1971, as amended (“Song Act”), prohibits businesses from requesting or requiring zip codes in connection with a credit card transaction.

Subsequent to the California Supreme Court decision,  three additional purported class action lawsuits, seeking similar relief, have been filed against the Company: Carolyn Austin v. Michaels  Stores, Inc. and Tiffany Heon v. Michaels Stores, Inc., both in the San Diego Superior Court and Sandra A. Rubinstein v. Michaels Stores, Inc. in the Superior Court of California, County of Los Angeles, Central Division. An order coordinating the cases has been entered and plaintiffs filed a Consolidated Complaint on April 24, 2012. The parties settled the lawsuit for an amount that will not have a material effect on our Consolidated Financial Statements. On February 14, 2014, the Court granted preliminary approval of the settlement agreement and a final Fairness Hearing is set for July 11, 2014.

Massachusetts zip code claims

Relying in part on the California Supreme Court decision, a purported class action lawsuit was filed on May 20, 2011 against the Company, Melissa Tyler v. Michaels Stores, Inc. in the U.S. District Court-District of Massachusetts, alleging violation of a Massachusetts statute regarding the collection of personally identification information in connection with a credit card transaction. An additional purported class action lawsuit asserting the same allegations was filed in the U.S. District Court-District of Massachusetts by Susan D’Esposito, and the two cases were consolidated. On August 12, 2013, a settlement was reached for an amount that will not have a material effect on our Consolidated Financial Statements.  On February 12, 2014, the Court granted preliminary approval of the settlement and a final Fairness Hearing is set for May 20, 2014.

Pricing and promotion

On April 30, 2012, William J. Henry, a consumer, filed a purported class action proceeding against the Company in the Court of Common Pleas, Lake County, Ohio, on behalf of himself and all similarly-situated Ohio consumers who purchased framing products and/or services from Michaels during weeks where Michaels was advertising a discount for framing products and/or services. The lawsuit alleges that Michaels advertised discounts on its framing products and/or services without actually providing a discount to its customers. The plaintiff is claiming violation of Ohio law ORC 1345.01 et seq., unjust enrichment and fraud. The plaintiff has alleged damages, penalties and fees not to exceed $5 million, exclusive of interest and costs. We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We do not believe the resolution of this lawsuit will have a material effect on our Consolidated Financial Statements.

General

In addition to the litigation discussed above, we are, and in the future, may be involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business. Accounting Standards Codification (“ASC”) 450, Contingencies, governs the disclosure and recognition of loss contingencies, including potential losses from litigation and regulatory matters. It imposes different requirements for the recognition and disclosure of loss contingencies based on the likelihood of occurrence of the contingent future event or events. It distinguishes among degrees of likelihood using the following three terms: “probable”, meaning that “the future event or events are likely to occur”; “remote”, meaning that “the chance of the future event or events occurring is slight”; and “reasonably possible”, meaning that “the chance of the future event or events occurring is more than remote but less than likely”.  In accordance with ASC 450, the Company accrues for a loss contingency when we conclude that the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. When the loss cannot be reasonably estimated, we estimate the range of amounts, and if no amount in the range constitutes a better estimate than any other amount, we accrue for the amount at the low end of the range. We adjust our accruals from time to time as we receive additional information, but the loss we incur may be significantly greater than or less than the amount we have accrued. We disclose loss contingencies if there is at least a reasonable possibility that a material loss has been incurred. No accrual or disclosure is required for losses that are remote.

For some of the matters disclosed above, the Company is currently able to estimate a reasonably possible loss or range of loss in excess of amounts accrued (if any). For some of the matters included within this estimation, an accrual has been made because a loss is believed to be both probable and reasonably estimable, but an exposure to loss exists in excess of the amount accrued; in these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, although estimable, is believed to be reasonably possible, but not probable; in these cases the estimate reflects the reasonably possible loss or range of loss within the ranges identified. For the various ranges identified, the aggregate of these estimated amounts is approximately $9 million as of February 1, 2014, which is also inclusive of amounts accrued by the Company.

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

It is the opinion of the Company’s management, based on current knowledge and after taking into account its current legal accruals, the eventual outcome of all matters described in this prospectus would not be likely to have a material impact on the consolidated financial condition of the Company. Nonetheless, given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could, from time to time, have a material effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.

PART II

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common stock is privately held and there is no established public trading market for our stock.

Holders

As of April 11, 2014, there was 1 holder of record of our common stock.

Dividends

On January 22, 2014,  the Company declared a dividend of approximately $30 million to its parent company, Holdings, to fund the February 1, 2014 cash interest payment due on the PIK Notes.  The Company anticipates paying additional dividends to its parent to fund the August 1, 2014 cash interest payment due on the outstanding amount of PIK Notes at that time.  If interest on the PIK Notes for all interest periods is paid in cash, annual interest payments will total $60 million or a total of approximately $300 million from July 29, 2013, until August 1, 2018, the maturity date.  Any future cash interest payments will also be funded by us through a cash dividend to Holdings.

ITEM 6.  Selected Financial Data.

The following financial information for the five most recent fiscal years has been derived from our Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.

	Fiscal Year(1)
	2013	2012	2011	2010	2009
	(In millions, except operating and store count data)
Results of Operations Data:
Net sales	$4,570	$4,408	$4,210	$4,031	$3,888
Operating income	611	592	538	488	397
Interest expense	183	245	254	276	257
Refinancing costs and losses on early extinguishments of debt(2)	14	33	18	53	—
Net income	264	200	157	103	103
Comprehensive income	258	200	156	104	104

Balance Sheet Data:
Cash and equivalents	$234	$56	$371	$319	$217
Merchandise inventories	901	862	845	826	873
Total current assets	1,273	1,044	1,339	1,271	1,199
Total assets	1,801	1,555	1,838	1,780	1,722
Total current liabilities	834	856	861	685	719
Current portion of long term debt	16	150	127	1	119
Long-term debt	2,878	2,891	3,363	3,667	3,684
Total liabilities	3,802	3,859	4,339	4,434	4,488
Stockholders’ deficit	(2,001)	(2,304)	(2,501)	(2,654)	(2,766)

Other Financial Data:
Cash flows provided by operating activities	$468	$299	$409	$438	$405
Cash flows used in investing activities	(112)	(124)	(109)	(83)	(43)
Cash flows used in financing activities	(178)	(490)	(248)	(253)	(178)

Other Operating Data:
Average net sales per selling square foot (3)	$218	$215	$212	$205	$201
Comparable store sales increase(4)	2.9%	1.5%	3.2%	2.5%	0.2%
Total selling square footage (in millions)	21.1	20.6	20.1	19.9	19.6

Stores Open at End of Year:
Michaels	1,136	1,099	1,064	1,045	1,023
Aaron Brothers	121	125	134	137	152
Total stores open at end of year	1,257	1,224	1,198	1,182	1,175

(1)        Fiscal 2012 consisted of 53 weeks while all other periods presented consisted of 52 weeks.

(2)        Fiscal 2013 refinancing costs and losses on early extinguishments of debt include $7 million of refinancing costs associated with our 5 7/8% Senior Subordinated Notes due December 15, 2020 (“2020 Senior Subordinated Notes”) and a $7 million loss related to the redemption of $137 million in aggregate principal amount of our 11 3/8% Senior Subordinated Notes due November 1, 2016 (“2016 Senior Subordinated Notes’).  Fiscal 2012 refinancing costs and losses on early extinguishments of debt include $12 million of refinancing costs associated with our Restated Term Loan Credit Facility, an $8 million loss related to our amended and restated senior secured term loan facility and prepayment of our B-1 Term Loans, an $11 million loss related to the redemption of our remaining outstanding 13% Subordinated Discount Notes due November 1, 2016  (“Subordinated Discount Notes”), and a $2 million loss related to our senior secured asset-based Revolving Credit Facility. Fiscal 2011 refinancing costs and losses on early extinguishments of debt include an $18 million loss related to the early extinguishment of $163 million face value, or $155 million accreted value, of our outstanding Subordinated Discount Notes and $7 million face value of our 2016 Senior Subordinated Notes. Fiscal 2010 refinancing costs and losses on early extinguishments of debt includes a $53 million loss related to the early extinguishment of our 2014 Senior Notes (as defined below).

(3)        The calculation of average net sales per selling square foot includes only Michaels comparable stores, as defined below. Aaron Brothers, which is a smaller store model, is excluded from the calculation.

(4)        Comparable store sales increase represents the increase in net sales for stores open the same number of months in the indicated and comparable period of the previous year, including stores that were relocated or expanded during either period. A store is deemed to become comparable in its 14th month of operation in order to eliminate grand opening sales distortions. A store temporarily closed more than two weeks is not considered comparable during the month it is closed. If a store is closed longer than two weeks but less than two months, it becomes comparable in the month in which it reopens, subject to a mid-month convention. A store closed longer than two months becomes comparable in its 14th month of operation after its reopening.

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

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. References to fiscal year mean the year in which that fiscal year began. Fiscal 2013 ended on February 1, 2014, fiscal 2012 ended on February 2, 2013, and fiscal 2011 ended on January 28, 2012. Fiscal 2013 contained 52 weeks, while fiscal 2012 contained 53 weeks and fiscal 2011 contained 52 weeks.

Executive Overview

We believe Michaels is where creativity happens.  With over $4.5 billion in sales in fiscal 2013, we are the largest arts and crafts specialty retailer in North America. Our primary business is the operation of 1,142 Michaels stores across the U.S. and Canada. We also operate 118 Aaron Brothers stores, offering ready-made frames, custom framing services and art supplies. All store counts are as of April 11, 2014.

Highlights for fiscal 2013 include the following:

•                  Net sales increased to $4,570 million, a 3.7% improvement over last year, which included a 53rd week and the opening of  56 new Michaels and Aaron Brothers stores, including the relocation of 14 Michaels and 2 Aaron Brothers stores.

•                  In the first half of fiscal 2013, Net sales increased by $26 million or 1.4% and in the second half of fiscal 2013,  Net sales increased by $136 million, or 5.4% over the second half of fiscal 2012.

•                  Comparable store sales increased 2.9% for fiscal 2013.  Comparable store sales for the first half of fiscal 2013 decreased 1.0% and for the second half, increased 5.9%.

•                  During the third quarter of fiscal 2013, we introduced, and are the exclusive big-box retailer of, the Rainbow Loom.  In an effort to drive sales of the Rainbow Loom, we dedicated significant advertising and marketing efforts to this on-trend children’s craft product. Sales of the Rainbow Loom and replacement rubber bands contributed 2.9% to our comparable stores sales increase for fiscal 2013.

•                  Our Michaels retail stores’ private brand merchandise drove 48% of Net sales in fiscal 2013 compared to 49% of Net sales in fiscal 2012.

•                  We reported record operating income of $611 million, an increase of 3.2% from the prior year.

•                  Net income increased by $64 million to $264 million. Adjusted EBITDA, a non-GAAP measure that is a required calculation in our debt agreements, improved by 6.2%, from $747 million in fiscal 2012 to $793 million in fiscal 2013 (see Non-GAAP Measures).

•                  We reduced our outstanding indebtedness by $147 million.

•                  We refinanced our remaining outstanding 11 3/8% 2016 Subordinated Notes totaling $256 million with $260 million of  5 7/8% Senior Subordinated Notes due December 15, 2020.

•                  We continued to build our relationship with our customers through our marketing vehicles, internet site, mobile platform, in-store experience, and social media outlets.

In fiscal 2014, we intend to continue to lead industry growth and innovation through strategic initiatives such as:

•                  making our stores more inviting to a broader set of customers, including those new to do-it-youself projects and more experienced crafters;

•                  enhancing our in-store shopping experience by creating a more visually appealing environment and making it easier for our customers to shop;

•                  becoming a true multi-channel retailer by launching an e-commerce platform to complement our existing web and mobile platforms;

•                  strengthening our connections with customers through an expanded marketing program including print, digital, direct mail, broadcast and community events;

•                  broadening our merchandising and sourcing capabilities to better identify and source new trends, merchandise and categories that enhance our portfolio of exclusive brands and products; and

•                  developing flexible store formats to facilitate expansion.

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

Vendor allowances, which primarily represent volume rebates and cooperative advertising funds, are recorded as a reduction of the cost of the merchandise inventories and a subsequent reduction in cost of sales when the inventory is sold. We generally earn vendor allowances as a percentage of certain merchandise purchases with no minimum purchase requirements. Typically, our vendor allowance programs extend for a period of 12 months. We recognized vendor allowances of $102 million, or 2.2% of Net sales in fiscal 2013, $110 million, or 2.5% of Net sales in fiscal 2012, and $115 million, or 2.7% of Net sales in fiscal 2011. During the three fiscal years ended February 1, 2014, the number of vendors from which vendor allowances were received ranged from approximately 620 to 660. As a result of our increased direct import volume, vendor allowances, as a percentage of Net sales, have been declining and we expect this trend to continue in future years.

We utilize perpetual inventory records to value inventory in our stores. Physical inventory counts are performed in a significant number of stores during each fiscal quarter by a third party inventory counting service. Substantially all stores open longer than one year are subject to at least one count each fiscal year. We adjust our perpetual records based on the results of the physical counts. We maintain a provision for estimated shrinkage based on the actual historical results of our physical inventories. We compare our estimates to the actual results of the physical inventory counts as they are taken and adjust the shrink estimates accordingly. A 10% change in our estimated shrinkage reserve would have affected Net income by approximately $1 million for fiscal 2013. We also evaluate our merchandise to ensure that the expected net realizable value of the merchandise held at the end of a fiscal period exceeds cost.  In the event that the expected net realizable value is less than cost, we reduce the value of that inventory accordingly. A 10% change in our inventory valuation reserve would have affected Net income by approximately $1 million for fiscal 2013.

Goodwill—We review goodwill for impairment each year in the fourth quarter, or more frequently if required. Beginning in fiscal 2011, in conducting our impairment review, we elected to first perform a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) the fair value of our reporting units is less than its carrying value. Factors used in our qualitative assessment include, but are not limited to, macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, company and reporting unit specific events, and the margin between the fair value and carrying value in recent valuations.

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

Factors used in the valuation of goodwill include, but are not limited to, management’s plans for future operations, recent operating results and discounted projected future cash flows. Material assumptions used in our impairment analysis include the weighted average cost of capital percentage, terminal growth rate and forecasted long-term sales growth. During fiscal 2012, we recognized a goodwill impairment charge of $1 million for our online scrapbooking business.  See Note 9 to our Consolidated Financial Statements for further information.  During fiscal 2013 and fiscal 2011, there was no impairment charge taken on our goodwill.

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

An impairment is recognized once all the factors noted above are taken into consideration and it is determined the carrying amount of the store’s assets are not recoverable. The impairment is based on estimated fair value of the assets, excluding assets that can be redeployed. In fiscal 2013, we recorded an impairment charge, net of tax, of  approximately $1 million. In fiscal 2012, we recorded an impairment charge, net of tax, of $4 million related to the write off of long-lived assets associated with our online scrapbooking business. We recorded an impairment charge, net of tax, of less than $1 million in fiscal 2011.  In addition to recording impairment charges based on the previously discussed criteria, we maintain a list of stores we consider at risk and monitor those stores closely. As of February 1, 2014, we had one Michaels store which had been open longer than 36 months, which we considered at risk for impairment.

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

The cost of closing a store or facility is calculated as the lesser of the present value of future rental obligations remaining under the lease (less estimated sublease rental income) or the lease termination fee. The determination of the reserves is dependent on our ability to make reasonable estimates of costs to be incurred post-closure and of rental income to be received from subleases. In planning our store closures, we try to time our exits as close to the lease termination date as possible to minimize any remaining lease obligation. As of February 1, 2014 and February 2, 2013, our reserves for closed facilities were $5 million and $8 million, respectively. If our estimates only included rental income under actual subleases and not potential future subleases, the reserves would increase by approximately $4 million.

Self-Insurance—We have insurance coverage for losses in excess of self-insurance limits for medical liability, general liability and workers’ compensation claims.  Health care reserves are based on actual claims experience and an estimate of claims incurred but not reported. Reserves for general liability and workers’ compensation are determined through the use of actuarial studies. Due to the significant judgments and estimates utilized in determining these reserves, they are subject to a high degree of variability. In the event our insurance carriers are unable to pay claims submitted to them, we would record a liability for such estimated payments we expect to incur. A 10% change in our self-insurance liability would have affected Net income by approximately $4 million for fiscal 2013.

Revenue Recognition—Revenue from sales of our merchandise is recognized when the customer takes possession of the merchandise. Revenue is presented net of sales taxes collected. Sales related to custom framing are deferred until the order is picked up by the customer, which we estimate based on historical customer behavior. We deferred 9 days of custom framing revenue at the end of fiscal 2013, 10 days at the end of fiscal 2012 and 13 days at the end of fiscal 2011. A one day change in our custom frame deferral would have had a minimal impact on our fiscal 2013 Net income. As of February 1, 2014 and February 2, 2013, our deferred framing revenue was approximately $9 million and $8 million, respectively.

We allow for merchandise to be returned under most circumstances within 60 days of purchase date and provide a reserve for estimated returns. We use historical customer return behavior to estimate our reserve requirements. As of February 1, 2014 and February 2, 2013, our sales returns reserve was approximately $3 million.

We record a gift card liability on the date we issue the gift card to the customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. The deferred revenue associated with outstanding gift cards increased $3 million from $33 million at February 2, 2013 to $36 million as of February 1, 2014. We escheat the value of unredeemed gift cards where required by law. Any remaining liabilities not subject to escheatment are evaluated to determine whether the likelihood of the gift card being redeemed is remote (gift card breakage). We recognize gift card breakage as revenue, by applying our estimate of the rate of gift card breakage over the period of estimated performance. Our estimates of the gift card breakage rate are applied to the estimated amount of gift cards that are expected to go unused and that are not subject to escheatment, and such estimates are based on customers’ historical redemption rates and patterns. We recognized revenue of approximately $3 million in fiscal 2013, $3 million in fiscal 2012, and $1 million in fiscal 2011 related to such gift card balances. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to recognize income related to unredeemed gift cards. However, if actual results are not consistent with our assumptions, we may record additional income or expense.

Costs of Sales and Occupancy Expense—Cost of sales and occupancy expense include the following which may not be comparable to other companies:

Costs of sales are included in merchandise inventories and expensed as the merchandise is sold.  Included in our Costs of sales are the following:

•                  purchase price of merchandise, net of vendor allowances and rebates

•                  inbound freight, inspection costs, duties and import agent commissions

•                  warehousing, handling, and transportation costs (including internal transfer costs such as distribution center-to-store freight costs) and purchasing and receiving costs

•                  share-based compensation costs for those employees involved in preparing inventory for sale

Included in our occupancy expenses are the following costs which are recognized as period costs as described below:

•                  store expenses such as rent, insurance, taxes, common area maintenance, utilities, repairs and maintenance

•                  amortization of store buildings and leasehold improvements

•                  store closure costs

•                  store remodel costs

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

Share-Based Compensation Expenses—ASC 718, Stock Compensation, (“ASC 718”) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements.  During the first two quarters of fiscal 2011 and the last quarter of fiscal 2013, the Company measured employee stock option expense for new awards using the grant date fair value accounting guidance of ASC 718.  During the last two quarters of fiscal 2011, all of fiscal 2012, and the first three quarters of fiscal 2013, the Company determined its employee stock options should be recorded under the liability accounting guidance of ASC 718.  As such, we measured share-based compensation based on either the grant date fair value of the equity awards, the fair value of our option awards at the end of the period, or at the fair value as most recently determined.  Expense for unvested options and stock awards is recognized ratably over the requisite service period.  We estimate the fair value of stock option awards using a Black-Scholes option value model.

All grants of our stock options have an exercise price equal to or greater than the fair market value of our common stock on the date of grant. Because we are privately held and there is no public market for our common stock, the fair value of our equity was estimated by our management, relying in part on an independent appraisal of our fair market value by a third party valuation firm, and approved by our Board at the time option grants are awarded.  Since the second quarter of 2011, our management has performed contemporaneous quarterly valuations of our common stock on the last day of each quarterly period; option grants or equity grants occurring between valuations are valued at the last Board approved fair value of our common stock.  In estimating the fair value of our common stock, management and the Board consider factors they believe are material to the valuation process including the Company’s actual and projected financial results, the principal amount of the Company’s indebtedness and formal valuation ranges of the Company, prepared by a third party valuation firm. In fiscal 2013, fiscal 2012 and fiscal 2011, valuations completed relied on projections of our future performance, estimates of our weighted average cost of capital, and metrics based on the performance of a peer group of similar companies, including valuation multiples and stock price volatility.

From February 2, 2013 to February 1, 2014, the estimated fair value of common stock decreased from $26.93 to $23.66 per share. A cash dividend paid to all equity holders in July 2013 decreased the fair value of the common stock by the amount of the cash dividend of $6.47 per share.  The fair value decrease from the dividend was partially offset due to recent market trends for guideline company transactions.

The following table details information on stock options granted by quarter for fiscal year 2013. The exercise price and the fair value of common stock at grant in the table below have been reduced by the cash dividend of $6.47 per share, if applicable.

Quarter end date	# of options granted	Exercise Price	Fair Value of Common Stock at Grant	Average Fair Value of Option at February 1, 2014
May 4, 2013	1,346,947	$20.37	$20.37	$6.63
August 3, 2013	639,850	$20.51	$20.51	$7.05
November 2, 2013	77,900	$21.78	$21.78	$7.54
February 1, 2014	114,250	$22.96	$22.96	$5.65

Other assumptions used in the option value models for estimating the fair value of stock option awards include expected volatility of our common stock share price, expected terms of the options, expected dividends, and historical risk-free rates. The expected volatility rate is based on both historical volatility as well as implied volatilities from the exchange-traded options on the common stock of a peer group of companies. We utilize historical exercise and post-vesting employment behavior to estimate the expected terms of the options and do not use a dividend rate assumption. The risk-free interest rate is based on the yields of U.S. Treasury instruments with approximately the same term as the expected life of the stock option award. Our forfeiture assumptions are estimated based on historical experience and anticipated events. We update our assumptions quarterly based on historical trends and current market observations.

As of February 1, 2014, compensation cost not yet recognized related to non-vested awards totaled $24 million and is expected to be recognized over a weighted average period of 2.9 years. In the event of a Change in Control (as defined in the Stockholders Agreement), all non-vested awards will vest and the $24 million would be immediately recognized.

Income Taxes—We record income tax expense using the liability method for taxes and are subject to income tax in many jurisdictions, including the U.S., various states and localities, and Canada. A current tax liability or asset is recognized for the estimated taxes payable or refundable on the tax returns for the current year and a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. In evaluating our ability to realize our deferred tax asset, we considered the following sources of future taxable income:

•                  future reversals of existing taxable temporary differences

•                  future taxable income, exclusive of reversing temporary differences and carryforwards

•                  taxable income in prior carryback years

•                  tax-planning strategies

Our evaluation regarding whether a valuation allowance is required or should be adjusted also considers, among other things, the nature, frequency, and severity of recent losses, forecasts of future profitability and the duration of statutory carryforward periods. Our forecast of future profitability represents our best estimate of these future events. After conducting this assessment, the valuation allowance recorded, net of federal benefit, against our deferred tax assets was $9 million and $10 million as of February 1, 2014 and February 2, 2013, respectively.  If actual results differ from estimated results, or if we adjust these assumptions in the future, we may need to adjust our deferred tax assets or liabilities, which could impact our effective tax rate.

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

	Fiscal Year
	2013	2012	2011

Net sales	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	60.1	60.0	60.1
Gross profit	39.9	40.0	39.9
Selling, general, and administrative expense	25.6	25.7	25.9
Share-based compensation	0.5	0.3	0.8
Impairment of intangible assets	—	0.2	—
Related party expenses	0.3	0.3	0.3
Store pre-opening costs	0.1	0.1	0.1
Operating income	13.4	13.4	12.8
Interest expense	4.0	5.6	6.0
Refinancing costs and losses on early extinguishments of debt	0.3	0.7	0.4
Other (income) and expense, net	—	—	0.2
Income before income taxes	9.0	7.1	6.2
Provision for income taxes	3.2	2.6	2.4
Net income	5.8%	4.5%	3.8%

Fiscal 2013 Compared to Fiscal 2012

Net Sales —Net sales increased for fiscal 2013 by $162 million, or 3.7%, over fiscal 2012 due to $102 million of incremental revenue from our non-comparable stores and a $126 million increase in comparable store sales, partially offset by $66 million related to the 53rd week of fiscal 2012. Comparable store sales increased 2.9% driven by an increase in the average ticket of 3.3%, partially offset by a decrease in transactions of 0.4%. Comparable store sales growth was strongest in our children’s crafts categories due primarily to sales of the Rainbow Loom and replacement rubber bands.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $105 million to $2,748 million in fiscal 2013 from $2,643 million in fiscal 2012 due primarily to a $68 million increase in merchandise costs associated with higher sales, an $8 million increase in inventory reserve expense due to an increase in discontinued stock keeping units associated with planned merchandise resets and a slower sell-through of this merchandise and an $8 million reduction in the recognition of vendor allowances compared to the prior year, partially offset by a $6 million decrease in freight and distribution costs. In addition, we had a $6 million decrease from favorable shrink experience in fiscal 2013 compared to fiscal 2012.   We also had a $32 million increase in occupancy expenses, including $20 million from opening new stores, a $5 million increase in store remodel expenses and a $9 million increase from higher maintenance costs in fiscal 2013 compared to fiscal 2012.  These increases were partially offset by $2 million lower utilities expenses due to more favorable weather in fiscal 2013 compared to fiscal 2012.

Cost of sales and occupancy expense increased 10 basis points, as a percentage of Net sales, to 60.1% in fiscal 2013 from 60.0% in fiscal 2012. Occupancy costs increased 20 basis points in fiscal 2013 compared to fiscal 2012 due to higher remodel and maintenance costs.  Cost of sales decreased 10 basis points in fiscal 2013 compared to fiscal 2012 primarily due to improved operational efficiencies at our vertically integrated framing operations.

Selling, General, and Administrative Expense—Selling, general and administrative expense was $1,169 million in fiscal 2013 compared to $1,132 million in fiscal 2012. Selling, general and administrative expense increased $37 million driven by $26 million of incremental new store costs; Michaels retail store count increased by 37 stores in fiscal 2013 and 35 stores in fiscal 2012.  Additionally, Selling, general and administrative expense increased by $7 million for outside professional fees for strategic initiatives and by $27 million for higher store and corporate payroll, benefits and other personnel expenses.  The higher payroll, benefits and other personnel expenses were partially offset by approximately $23 million from additional store and corporate payroll associated with the 53rd week of fiscal 2012.   As a percentage of Net sales, Selling, general and administrative expense decreased 10 basis points primarily due to increased leverage of payroll and benefits from higher comparable store sales.

Share-based Compensation — Share-based compensation expenses increased to $23 million for fiscal 2013 from $15 million in fiscal 2012 due to new option grants and changes in estimates for expected forfeitures.

Impairment of Intangible Assets—Impairment of intangible assets for fiscal 2012 was related to an impairment charge of $7 million for long-lived assets and $1 million for goodwill, associated with our online scrapbooking business.

Related Party Expenses—Related party expenses were $14 million for fiscal 2013 and $13 million for fiscal 2012, consisting of management fees and associated expenses paid to our Sponsors and Highfields Capital Management, L.P.

Interest expense—Interest expense decreased from $245 million in fiscal 2012 to $183 million in fiscal 2013, as a result of a $147 million reduction in our total debt outstanding and a lower average interest rate on our outstanding debt.

Refinancing costs and losses on early extinguishments of debt—During fiscal 2013, we recorded a $7 million loss related to the redemption of $137 million of our then outstanding 2016 Senior Subordinated Notes.  The $7 million loss was comprised of a $5 million redemption premium and $2 million to write off related debt issuance costs.  In addition, we recorded refinancing costs of $7 million related to the subsequent refinancing of our remaining outstanding 2016 Senior Subordinated Notes.  During fiscal 2012, we recorded refinancing costs of $12 million related to our Restated Term Loan Credit Facility. We also recorded a loss of $8 million to write off debt issuance costs related to our Senior Secured Term Loan Facility and prepayment of our B-1 Term Loans. In addition, we recorded an $11 million loss related to the redemption of our remaining outstanding Subordinated Discount Notes. The $11 million loss was comprised of an $8 million redemption premium and $3 million to write off related debt issuance costs. Finally, we recorded a loss of $2 million to write off debt issuance costs related to our senior secured asset-based Revolving Credit Facility. See Note 4 to our Consolidated Financial Statements.

Other (income) and expense, net—Other income for fiscal 2013 was primarily related to foreign exchange transaction losses. Other income for fiscal 2012 is primarily related to foreign exchange transaction gains.

Provision for income taxes—Our effective tax rate for fiscal 2013 was 35.9%. Our effective tax rate for fiscal 2012 was 36.5%. Our rate was higher than the statutory rate due primarily to the impact of state taxes.

Fiscal 2012 Compared to Fiscal 2011

Net Sales—Net sales increased for fiscal 2012 by $198 million, or 4.7%, over fiscal 2011 due to $70 million of incremental revenue from our non-comparable stores, $66 million from the 53rd week of fiscal 2012, and a $62 million increase in comparable store sales. Comparable store sales increased 1.5% driven by an increase in transactions of 0.8% and an increase in the average ticket of 0.7%. Comparable store sales dollar growth was strongest in custom framing within our framing department and percentage growth was the strongest in home accents within our seasonal and home décor department.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $111 million to $2,643 million in fiscal 2012 from $2,532 million in fiscal 2011 due primarily to a $95 million increase in merchandise costs associated with higher sales, including $66 million of sales from the 53rd week of fiscal 2012. The increase was partially offset by a $14 million decrease in merchandise costs related to our increased direct import volume, private brand initiative, and improved pricing and promotion management. These initiatives allowed us to reduce design, sourcing and intermediary product costs. In addition, we had a $7 million increase from favorable shrink experience in fiscal 2011 compared to more normal levels in fiscal 2012, and a $5 million increase from lower recognition of vendor allowances compared to prior year. Finally, rent and related expenses increased $15 million due mainly to $10 million of new store rent and a $3 million increase in occupancy insurance premiums.

Cost of sales and occupancy expense decreased 10 basis points, as a percentage of Net sales, to 60.0% in fiscal 2012 from 60.1% in fiscal 2011. Merchandise cost decreased 30 basis points driven by our increased direct import volume, private brand initiative, and improved pricing and promotion management, while occupancy decreased 30 basis points due to increased leverage on higher store sales. These improvements were partially offset by a 20 basis point increase from the recognition of vendor allowances compared to prior year.

Selling, General, and Administrative Expense— Selling, general and administrative expense was $1,132 million in fiscal 2012 compared to $1,090 million in fiscal 2011. Selling, general and administrative expense increased $42 million driven by $23 million of incremental store costs for operating 35 additional Michaels stores and a $17 million increase in store payroll from additional payroll associated with the 53rd week of fiscal 2012, as well as a higher average hourly wage rate. In addition, we had a $6 million increase in corporate payroll due primarily to the 53rd week of fiscal 2012, an increase in wage rate and an increased headcount. Finally, we had a $4 million increase in group insurance claims and payroll tax increased $4 million mainly due to an increase in unemployment insurance rates compared to last year. These amounts were partially offset by an $18 million decrease in bonus expense from a lower bonus payout recognized in fiscal 2012 compared to fiscal 2011. As a percentage of Net sales, Selling, general, and administrative expense decreased 20 basis points primarily due to a 50 basis point decrease in bonus expense compared to fiscal 2011.

Share-based compensation expense—Share-based compensation expense decreased to $15 million for fiscal 2012 from $33 million in fiscal 2011 due to the change in fair value of option awards under liability accounting.

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

Interest expense—Interest expense decreased from $254 million in fiscal 2011 to $245 million in fiscal 2012, as a result of a $449 million reduction in our total debt outstanding, partially offset by a higher average interest rate on our outstanding debt.

Refinancing costs and losses on early extinguishments of debt—During fiscal 2012, we recorded refinancing costs of $12 million related to our Restated Term Loan Credit Facility. We also recorded a loss of $8 million to write off debt issuance costs related to our Senior Secured Term Loan Facility and prepayment of our B-1 Term Loans. In addition, we recorded an $11 million loss related to the redemption of our remaining outstanding Subordinated Discount Notes. The $11 million loss was comprised of an $8 million redemption premium and $3 million to write off related debt issuance costs. Finally, we recorded a loss of $2 million to write off debt issuance costs related to our senior secured asset-based Revolving Credit Facility. During fiscal 2011, we recorded a loss of $18 million related to the early extinguishment of $163 million face value, or $155 million accreted value, of our Subordinated Discount Notes and $7 million face value of our 2016 Senior Subordinated Notes. The $18 million loss was comprised of $11 million to recognize the unrealized interest accretion and the write off of related debt issuance costs, as well as $7 million of purchase premiums.

Other (income) and expense, net—Other income for fiscal 2012 is primarily related to foreign exchange transaction gains. Other expense for fiscal 2011 is related to a $5 million unfavorable change in the fair value of the interest rate derivative (the “interest rate cap”), as more fully described in Note 8 to our Consolidated Financial Statements, and $4 million in foreign exchange transaction losses.

Provision for income taxes—Our effective tax rate for fiscal 2012 was 36.5%. Our effective tax rate for fiscal 2011 was 38.9%. Our rate was lower than the prior year rate due primarily to the reversal of accruals for uncertain tax positions as a result of the closure of tax audits and the expiration of the statute of limitations on previously open tax years.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, to purchase inventory, to service our outstanding debt and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities and funds available under our Restated Revolving Credit Facility will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and anticipated growth for the foreseeable future. Our ability to satisfy our liquidity needs and continue to refinance or reduce debt could be adversely affected by the occurrence of any of the events described under “Item 1A. Risk Factors” or our failure to meet our debt covenants as described in “Liquidity and Capital Resources—Cash Flow from Financing Activities”.

To finance the Merger, we issued the 2014 Senior Notes, 2016 Senior Subordinated Notes and Subordinated Discount Notes and executed a Senior Secured Term Loan Facility and a senior secured asset-based Revolving Credit Facility which in the aggregate was approximately $4.0 billion. Since October 31, 2006, we have retired or purchased some of this debt through redemptions, repurchases or exchanges and have issued new debt or amended existing debt facilities in connection with these retirements and purchases.  As of February 1, 2014, our total debt outstanding was approximately $2.9 billion. Our substantial indebtedness could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations. Management reacts strategically to changes in economic conditions and monitors compliance with debt covenants to seek to mitigate any potential material impacts to our financial condition and flexibility.

We intend to use excess operating cash flows to repay portions of our indebtedness, to pay dividends to our parent, Holdings, and to invest in growth opportunities, depending on market conditions. If we use our excess cash flows to repay our debt, it will reduce the amount of excess cash available for additional capital expenditures.  While not required, we intend to make dividends to Holdings to fund the August 1, 2014, interest payment due on the PIK Notes of $30 million and, to the extent that such dividends can be made by us in compliance with covenants applicable to us under the terms of our indebtedness, future interest payments on the PIK Notes. If interest on the PIK Notes is paid in cash, annual interest payments will total $60 million or a total of approximately $300 million from July 29, 2013, until August 1, 2018, the maturity date.

As of February 2, 2013, we had an aggregate principal amount of $393 million of our 2016 Senior Subordinated Notes scheduled to mature in November 2016. On February 27, 2013, we redeemed $137 million in aggregate principal amount of the outstanding 2016 Senior Subordinated Notes with cash on hand and borrowings made under the Restated Term Loan Credit Facility for an aggregate redemption price (including the applicable redemption premium and accrued and unpaid interest) of $147 million. On December 19, 2013, we issued an irrevocable notice of redemption to the holders of our remaining outstanding 2016 Senior Subordinated Notes, deposited the proceeds of the offering of our 2020 Senior Subordinated Notes and additional cash with the trustee under the indenture governing the 2016 Senior Subordinated Notes (the “2016 Senior Subordinated Notes Indenture”) and instructed the trustee to (a) redeem the 2016 Senior Subordinated Notes on January 21, 2014 and (b) discharge our obligations under the 2016 Senior Subordinated Notes Indenture. Accordingly, our obligations under the 2016 Senior Subordinated Notes Indenture were discharged.  Our Senior Notes mature in 2018, the 2020 Senior Subordinated Notes mature in 2020, the PIK Notes mature in 2018 and the Restated Term Loan Credit Facility matures in or after 2018. Although no assurance can be given, depending on market conditions and other factors, we plan to repay or refinance such indebtedness prior to maturity.

We, and our subsidiaries, may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our Senior Secured Credit Facilities and the indentures governing our Senior Notes (as defined below) and 2020 Senior Subordinated Notes. In addition, our Senior Secured Credit Facilities and indentures governing our Senior Notes and 2020 Senior Subordinated Notes do not restrict our owners from creating new holding companies that may be able to incur indebtedness without regard to the restrictions set forth in our Senior Secured Credit Facilities and the indentures governing our Senior Notes and 2020 Senior Subordinated Notes.  If new indebtedness is added to our current debt levels, the related risks we now face could intensify.

We had $2,894 million of indebtedness outstanding at February 1, 2014, of which $1,628 million was subject to variable interest rates and $1,266 million was subject to fixed interest rates. As of February 1, 2014, our Restated Revolving Credit Facility provided for an aggregate amount of $650 million in commitments, subject to a borrowing base, which supported $61 million of outstanding standby letters of credit and provided $589 million of unused borrowing capacity. Our cash and equivalents increased $178 million from $56 million at the end of fiscal 2012 to $234 million at the end of fiscal 2013.

We and our subsidiaries, affiliates and significant stockholders may from time to time seek to retire or purchase our outstanding debt (including publicly issued debt) through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.

Cash Flow from Operating Activities

Cash flow provided by operating activities in fiscal 2013 was $468 million compared to $299 million in fiscal 2012. The $169 million change was due in part to a $137 million increase from the timing of accounts payable and $64 million increase in net income. This increase was partially offset by a $19 million decrease in refinancing costs and losses on early extinguishment of debt and $17 million decrease in merchandise inventories.  Average inventory per Michaels store (including supporting distribution centers) was $764 thousand, up from last year’s average inventory balance of $754 thousand.

Cash Flow from Investing Activities

Cash flow used in investing activities represents the following capital expenditures:

	Fiscal Year
	2013	2012	2011
	(In millions)
New and relocated stores and stores not yet opened (1)	$39	$42	$28
Existing stores	26	30	25
Information systems (2)	28	36	45
Corporate and other	19	16	11
	$112	$124	$109

(1)            In fiscal 2013, we incurred capital expenditures related to the opening of 40 Michaels stores in addition to the relocation of 14 Michaels stores. In fiscal 2012, we incurred capital expenditures related to the opening of 38 Michaels stores and the relocation of 13 Michaels stores. In fiscal 2011, we incurred capital expenditures related to the opening of 25 Michaels stores and the relocation of 15 Michaels stores. The average capital expenditure per store for fiscal 2013 was comparable to fiscal 2011. The increase in capital expenditures per store in fiscal 2012 is due mainly to an increase in leasehold improvements for three unique locations. Excluding those locations, the average per store is comparable for the three years presented.

(2)            Our fiscal 2013 information systems capital expenditures decreased from fiscal 2012 primarily due to 2012 projects, not recurring in 2013, for systems to enhance manufacturing capabilities and for system infrastructure for Québec.

We capitalize and depreciate significant renewals or betterments that substantially extend the life of the asset. We also capitalize certain costs related to the acquisition and development of internal use software that is expected to benefit future periods. In fiscal 2013, fiscal 2012 and fiscal 2011, we capitalized payroll and consulting costs of approximately $39 million, $30 million and $34 million, respectively, related to our capital expenditures.

We currently estimate that our capital expenditures will be increased to between $160 million and $180 million in fiscal 2014. We plan to invest in the infrastructure necessary to support the further development of our business and continued growth. In fiscal 2014, we plan to open 40 to 45 stores, including 10 to 15 relocations. We expect our capital expenditures will be financed with cash from operating activities.

Cash Flow from Financing Activities

Cash flow used in financing activities during fiscal 2013 was $178 million, compared to $490 million during fiscal 2012.  Cash flow used in financing activities for fiscal 2013 was impacted by the repurchase of $137 million of our 2016 Senior Subordinated Notes at a redemption price of 103.792% or a total of $142 million and the repurchase of $256 million of our 2016 Senior Subordinated Notes at a redemption price of 101.896% or a total of $261 million. We also made payment of $12 million under the Restated Term Loan Credit Facility. In addition, we issued $260 million of the 2020 Senior Subordinated Notes.

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

Debt

We currently have outstanding indebtedness consisting of Senior Notes, 2020 Senior Subordinated Notes, as well as the Restated Term Loan Credit Facility and the Restated Revolving Credit Facility.  In addition, our indirect parent company, FinCo Holdings and FinCo Inc. have outstanding indebtedness consisting of the PIK Notes.  Borrowings under our revolving credit facility are influenced by a number of factors as more fully described below.

Notes

On October 31, 2006, we issued (i) $750 million in principal amount of 10% Senior Notes due November 1, 2014 (the “2014 Senior Notes”); (ii) $400 million in principal amount of (the “2016 Senior Subordinated Notes”); and (iii) $469 million in principal amount at maturity of Subordinated Discount Notes. During the third quarter of fiscal 2010, we retired the 2014 Senior Notes and issued $800 million of 7 3/4% Senior Notes due November 1, 2018 (the “2018 Senior Notes”), at a discounted price of 99.262% of face value, resulting in an effective interest rate of 7 7/8%. On September 27, 2012, we issued an additional $200 million principal amount of 2018 Senior Notes, at a premium of 106.25% of face value, resulting in an effective interest rate of 6½%. On February 27, 2013, we redeemed $137 million in aggregate principal amount of 2016 Senior Subordinated Notes at a redemption price equal to 103.792%.  On December 19, 2013, we issued $260 million in principal amount of 5 7/8% Senior Subordinated Notes that mature December 15, 2020. Interest is payable semi-annually in arrears on each June 15 and December 15, commencing on June 15, 2014. We used the net proceeds of these notes to redeem the outstanding 2016 Senior Subordinated Notes, to pay the applicable redemption premium and accrued and unpaid interest to, but not including, the applicable redemption date and to pay related fees and expenses. As of December 19, 2013, an aggregate principal amount of approximately $255 million of 2016 Senior Subordinated Notes remained outstanding. The 2016 Senior Subordinated Notes were redeemed on January 21, 2014 and our obligations under the 2016 Senior Subordinated Notes indentures were discharged.

The PIK Notes are not guaranteed by us, Holdings or any of our subsidiaries, but the indenture governing the PIK Notes contains restrictive covenants that apply to FinCo Holdings and its restricted subsidiaries, including us, Holdings and our subsidiaries.  Interest on the Senior Notes is payable semi-annually in arrears on each May 1 and November 1. Interest on the 2020 Senior Subordinated Notes is payable semi-annually in arrears on each June 15 and December 15, commencing on June 15, 2014. Interest on the PIK Notes is payable semi-annually in arrears on each February 1 and August 1. If interest on the PIK Notes is paid in cash, annual interest payments will total $60 million, at a rate of 7.50% per annum, or a total of approximately $300 million from July 29, 2013 until August 1, 2018, the maturity date. If interest on the PIK Notes is paid in-kind by increasing the principal amount of the PIK Notes, or by issuing new PIK Notes, the interest rate is 8.25% per annum, which is the cash interest rate plus 75 basis points.

Beginning on November 1, 2011, cash interest began accruing on the Subordinated Discount Notes and was payable semi-annually in arrears on each May 1 and November 1 (the first cash interest payment was May 1, 2012).  On May 1, 2012, as required pursuant to the indenture (“Subordinated Discount Notes Indenture”) governing our Subordinated Discount Notes, we redeemed that portion of each Subordinated Discount Note outstanding on such date equal to the amount sufficient, but not in excess of the amount necessary, to ensure that such Subordinated Discount Note will not be an AHYDO instrument within the meaning of Section 163(i)(1) of the Internal Revenue Code of 1986, as amended (the “AHYDO Amount”).  These redemptions were at a price equal to 100% of the Accreted Value (as defined in the Subordinated Discount Notes Indenture) of such portion as of the date of redemption. The aggregate payment of $127 million made on May 1, 2012, was required to ensure the Subordinated Discount Notes would not be AHYDO instruments. On October 1, 2012, we delivered to the holders of our outstanding Subordinated Discount Notes an irrevocable notice of redemption relating to the redemption of all of our outstanding Subordinated Discount Notes. On November 1, 2012, we redeemed a portion of the Subordinated Discount Notes equal to the AHYDO Amount (as defined in the Subordinated Discount Notes Indenture) at a redemption price equal to 100% and the remaining Subordinated Discount Notes at a redemption price equal to 104.333%.

The Senior Notes are guaranteed, jointly and severally, fully and unconditionally, on an unsecured senior basis and the 2020 Senior Subordinated Notes are guaranteed, jointly and severally, fully and unconditionally, on an unsecured senior subordinated basis, in each case, by each of our subsidiaries (each of which is directly or indirectly owned 100% by Michaels Stores, Inc.) that guarantee indebtedness under our Senior Secured Credit Facilities.

The indentures governing the Senior Notes and 2020 Senior Subordinated Notes contain covenants limiting, among other things, the Company’s ability, and the ability of the Company’s restricted subsidiaries, to:

•                  incur or guarantee additional debt

•                  pay dividends or distributions on the Company’s capital stock or repurchase the Company’s capital stock or prepay debt that is subordinated to the Senior Notes and 2020 Senior Subordinated Notes, respectively

•                  issue stock of subsidiaries

•                  make certain investments, loans, advances and acquisitions

•                  create liens on the Company’s and such subsidiaries’assets to secure debt

•                  enter into transactions with affiliates

•                  merge or consolidate with another company

•                  sell or otherwise transfer assets

The indenture governing the PIK Notes contains restrictive covenants and events of default substantially similar to, but less restrictive than, those of the Senior Notes and 2020 Senior Subordinated Notes described above, which restrict FinCo Holdings and its restricted subsidiaries, including us, Holdings and our subsidiaries.

Restated Revolving Credit Facility

On February 18, 2010, we entered into an agreement to amend and restate various terms of the then existing asset-based Revolving Credit Facility, dated as of October 31, 2006 (as so amended and restated, the “senior secured asset-based Revolving Credit Facility”). On September 17, 2012, we entered into a second amended and restated credit agreement (the “Restated Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”) and other lenders to amend various terms of our senior secured asset-based Revolving Credit Facility. The Restated Credit Agreement, together with related security, guarantee and other agreements, is referred to as the “Restated Revolving Credit Facility”.

The Restated Revolving Credit Facility provides for senior secured financing of up to $650 million, subject to a borrowing base, maturing on September 17, 2017 (the “ABL Maturity Date”). The borrowing base under the Restated Revolving Credit Facility equals the sum of (i) 90% of eligible credit card receivables and debit card receivables, plus (ii) 90% of the appraised net orderly liquidation value of eligible inventory, plus (iii) the lesser of (x) 90% of the appraised net orderly liquidation value of inventory supported by eligible letters of credit and (y) 90% of the face amount of eligible letters of credit,, minus (iv) certain reserves.

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

All obligations under the Restated Revolving Credit Facility are unconditionally guaranteed jointly and severally by Holdings and all of our existing domestic material subsidiaries and are required to be guaranteed by certain of our future domestic wholly-owned material subsidiaries. All obligations under the Restated Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Holdings, us and our material subsidiaries (the “Subsidiary Guarantors”), including:

•                  first-priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts, all payments received by Holdings, us or the Subsidiary Guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges and debit card charges for sales of inventory by Holdings, MSI and the Subsidiary Guarantors, and certain related assets and proceeds of the foregoing;

•                  second-priority pledge of all of our capital stock and the capital stock held by us and the Subsidiary Guarantors (which pledge, in the case of the capital stock of any foreign subsidiary, is limited to 65% of the voting stock of such foreign subsidiary and 100% of the non-voting stock of such subsidiary); and

•                  second-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of Holdings, us and each Subsidiary Guarantor, including substantially all of our and our subsidiaries’ owned real property and equipment.

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

As of February 1, 2014, the borrowing base was $650 million, of which we had no outstanding borrowings, $61 million of outstanding standby letters of credit, and $589 million of unused borrowing capacity.

Restated Term Loan Credit Facility

On October 31, 2006, we executed a $2.4 billion senior secured term loan facility (the “Senior Secured Term Loan Facility”) with Deutsche Bank AG New York Bank (“Deutsche Bank”) and other lenders. The full amount was borrowed on October 31, 2006, with the balance payable on October 31, 2013. On November 5, 2009, and December 15, 2011, we amended the Senior Secured Term Loan Facility to extend $1.0 billion and $619 million, respectively, of existing term loans (the “B-2 Term Loans” and “B-3 Term Loans”, respectively) to July 31, 2016, with the remaining $501 million of existing term loans (the “B-1 Term Loans”) keeping the original maturity date of October 31, 2013. During fiscal 2012, we prepaid the $501 million of outstanding B-1 Term Loans.

On January 28, 2013, we entered into an amended and restated credit agreement (the “Amended Credit Agreement”)  with Deutsche Bank and other lenders to amend various terms of our Senior Secured Term Loan Facility, as amended.  The Amended Credit Agreement, together with related security, guarantee and other agreements, is referred to as the “Restated Term Loan Credit Facility.”

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

The Company may voluntarily prepay outstanding loans under the Restated Term Loan Credit Facility at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR loans.

The Company is required to make scheduled quarterly payments, each equal to 0.25% of the original principal amount of the term loans, subject to adjustments relating to the incurrence of additional term loans under the Restated Term Loan Credit Facility, for the first six years and three quarters, with the balance paid on January 28, 2020 (the “Maturity Date”); provided, however, that the Maturity Date of the term loans will automatically become July 28, 2018, if as of July 28, 2018, (i) the Consolidated Secured Debt Ratio is greater than 3.25:1.00 and (ii) the then aggregate outstanding principal amount of the Company’s Senior Notes (and certain refinancings thereof requiring principal payments prior to April 28, 2020) exceeds $250 million.

All obligations under the Restated Term Loan Credit Facility are unconditionally guaranteed by Holdings, and each of our direct and indirect wholly-owned domestic subsidiaries that guarantees obligations under the Restated Revolving Credit Facility. All  obligations under the Restated Term Loan Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Holdings, us and the Subsidiary Guarantors, including:

•                  a first-priority pledge of our capital stock and all of the capital stock held by us and the Subsidiary Guarantors (which pledge, in the case of any foreign subsidiary, is limited to 65% of the voting stock of such foreign subsidiary and 100% of the non-voting stock of such subsidiary);

•                  a first-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of Holdings, us and each Subsidiary Guarantor, including substantially all of our and our subsidiaries’ owned real property and equipment, but excluding, among other things, the collateral described in the following bullet point;

•                  a second-priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts; and

•                  all payments received by Holdings, us or the Subsidiary Guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges and debit card charges for sales of inventory by Holdings us and the Subsidiary Guarantors, and certain related assets and proceeds of the foregoing.

The Restated Term Loan Credit Facility contains a number of negative covenants that are substantially similar to, but morerestrictive in certain respects than, those governing the Senior Notes and the 2020 Senior Subordinated Notes, as well as certainother customary representations and warranties, affirmative and negative covenants and events of default.

The proceeds of the Restated Term Loan Credit Facility were used, among other things, to (i) prepay an aggregate principal amount of $876 million of the Company’s B-2 Term Loans and $619 million of the Company’s B-3 Term Loans under the Senior Secured Term Loan Facility and (ii) fund the redemption and related fees, on February 27, 2013, of an aggregate principal amount of $137 million of the Company’s 2016 Senior Subordinated Notes pursuant to a notice of redemption issued to the holders of such notes on January 28, 2013.

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

As of February 1, 2014, our contractual obligations were as follows:

	Payments Due By Fiscal Year
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In millions)
Operating lease commitments (1)	$1,794	$390	$637	$417	$350
Other commitments (2)	95	59	36	—	—
Total debt (3)	2,888	16	33	2,579	260
Interest payments (4)	772	156	310	275	31
	$5,549	$621	$1,016	$3,271	$641

(1)            Our operating lease commitments generally include non-cancelable leases for property and equipment used in our operations. Excluded from our operating lease commitments are amounts related to insurance, taxes, and common area maintenance associated with property and equipment. Such amounts historically represented approximately 31% of the total lease obligation over the previous three fiscal years.

(2)            Other commitments include trade letters of credit and service contract obligations. Our service contract obligations were calculated based on the time period remaining in the contract or to the earliest possible date of termination, if permitted to be terminated by Michaels upon notice, whichever is shorter.

(3)           Included in Total debt is $9 million of unamortized premium and $3 million of unamortized discount on the Senior Notes, which has not been recognized as of February 1, 2014. See Note 4 to the Consolidated Financial Statements.

(4)            Debt associated with our Restated Term Loan Credit Facility was $1,628 million at February 1, 2014, and is subject to variable interest rates. The amounts included in interest payments in the table for the Restated Term Loan Credit Facility were based on the indexed interest rate in effect at February 1, 2014. Approximately $1,266 million of debt was subject to fixed interest rates. We had no outstanding borrowings under our Restated Revolving Credit Facility at February 1, 2014. Under our Restated Revolving Credit Facility, we are required to pay a commitment fee of 0.375% per year on the unutilized commitments, subject to an adjustment each fiscal quarter. The amounts included in interest payments for the Restated Revolving Credit Facility were based on these annual commitment fees.

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

The Company has presented EBITDA (excluding refinancing costs and losses on early extinguishments of debt) and Adjusted EBITDA to provide investors with additional information to evaluate our operating performance and our ability to service our debt.  The Company uses EBITDA (excluding refinancing costs and losses on early extinguishments of debt), among other metrics, to evaluate operating performance, to plan and forecast future periods’ operating performance and as an element of its incentive compensation targets. Adjusted EBITDA is a required calculation under the Company’s Restated Term Loan Credit Facility and its Restated Revolving Credit Facility. As it relates to the Restated Term Loan Credit Facility, Adjusted EBITDA is used in the calculations of fixed charge coverage and leverage ratios, which, under certain circumstances may result in limitations on the Company’s ability to make restricted payments as well as the determination of mandatory repayments of the loans. Under the Restated Revolving Credit Facility, Adjusted EBITDA is used in the calculation of fixed charge coverage ratios, which under certain circumstances, may restrict the Company’s ability to make certain payments (characterized as restricted payments), investments (including acquisitions) and debt repayments, and which under certain circumstances will be used as a maintenance covenant.

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

	Fiscal Years
	2013	2012	2011
	(In millions)
Net cash provided by operating activities	$468	$299	$409
Depreciation and amortization	(106)	(97)	(101)
Share-based compensation	(34)	(21)	(41)
Debt issuance costs amortization	(9)	(14)	(17)
Accretion of long-term debt	1	—	(35)
Change in fair value of contingent consideration	—	—	4
Change in fair value of interest rate cap	—	—	(5)
Refinancing costs and losses on early extinguishments of debt	(14)	(33)	(18)
Impairment of intangible assets	—	(8)	—
Changes in assets and liabilities	(42)	74	(39)
Net income	264	200	157
Interest expense	183	245	254
Refinancing costs and losses on early extinguishment of debt	14	33	18
Provision for income taxes	148	115	100
Depreciation and amortization	106	97	101
EBITDA (excluding refinancing costs and losses on early extinguishment of debt)	715	690	630
Adjustments:
Share-based compensation and related taxes	35	21	41
Sponsor fees	14	13	13
Impairment of intangible assets	—	8	—
Termination expense	5	1	1
Store pre-opening costs	5	5	4
Store remodel costs	7	2	2
Foreign currency transaction losses(gains)	2	(1)	4
Store closing costs	5	4	7
Gain on contingent consideration	—	—	(4)
Loss on interest rate cap	—	—	5
Other (1)	5	4	4
Adjusted EBITDA	$793	$747	$707

(1)         Other adjustments relate to items such as moving and relocation expenses, franchise taxes, sign on bonuses and certain legal expenses.

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

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiary. Our sales, costs and expenses of our Canadian subsidiary, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of February 1, 2014, a 10% increase or decrease in the exchange rate of the U.S. and Canadian dollar would increase or decrease Net income by approximately $3 million.

We do not believe inflation and changing commodity prices have had a material impact on our Net sales, income from continuing operations, plans for expansion or other capital expenditures for any year during the three-year period ended February 1, 2014. However, we cannot be sure inflation and changing commodity prices will not have an adverse impact on our operating results, financial condition, plans for expansion or other capital expenditures in future periods.

We have market risk exposure arising from changes in interest rates on our Senior Secured Credit Facilities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further detail. The interest rates on our Senior Secured Credit Facilities will reprice periodically, which will impact our earnings and cash flow. The interest rates on our Senior Notes and Senior Subordinated Notes are fixed.  Based on our overall interest rate exposure to variable rate debt outstanding as of February 1, 2014, a 1% increase or decrease in interest rates would increase or decrease Income before income taxes by approximately $16 million. A 1% increase or decrease in interest rates would impact the fair value of our long-term fixed rate debt by approximately $7 million.  A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

We invest cash balances in excess of operating requirements primarily in money market mutual funds and short-term interest-bearing securities, generally with maturities of 90 days or less. Due to the short-term nature of our investments, the fair value of our cash and equivalents at February 1, 2014 approximated carrying value.

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

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.  Controls and Procedures.

Included in this Annual Report on Form 10-K are certifications by our Chief Executive Officer and our Chief Financial Officer, which are required in accordance with Rule 15d-14 of the Securities Exchange Act of 1934, as amended.  This section includes information concerning the controls and controls evaluation referred to in the certifications.  Page F-2 of this Report includes the attestation report of Ernst & Young LLP, our independent registered public accounting firm, regarding its audit of the effectiveness of our internal control over financial reporting.  This section should be read in conjunction with the Ernst & Young attestation for a complete understanding of this section.

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated by the SEC under the Securities Exchange Act of 1934) designed to provide reasonable assurance  information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  We note the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992). Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of February 1, 2014.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2013, management identified a material weakness in our internal control over financial reporting with respect to the administration of our share repurchases. As a result of this material error, management concluded a material weakness existed in the Company’s internal controls related to the administration of share repurchases and controls were ineffective at timely detecting and correcting errors related to share-based compensation in accordance with U.S. generally accepted accounting principles. The accounting error was also material to fiscal 2012 and fiscal 2011 financial statements and those financial statements required restatement.  In addition, the unaudited interim financial statements for the three months ended May 4, 2013 and the unaudited interim financial statements for the three and six months ended August 3, 2013 were restated to correct the accounting error.  These restatements were completed during the fourth quarter of fiscal 2013.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. In response to this material weakness, management developed and implemented the following remediation measures to address the control deficiencies described above and to enhance the Company’s internal control over financial reporting.  The following actions, which the Company believes have remediated the deficiencies in internal control over financial reporting related to the administration of our share repurchases, were completed as of February 1, 2014:

•                  Established additional policies and internal control procedures related to share repurchases to ensure all required approvals are received prior to repurchase, including our Board, CEO and CFO. In addition, the accounting department will review repurchases for appropriate accounting under ASC 718 prior to a commitment to repurchase.

•                  Performed a formal review with the Company officers and Board members responsible for the administration of stock repurchases regarding the terms of the Plan and the Stockholders Agreement with recurring training when responsibilities change.

•                  Provided enhanced education of the Company’s financial reporting and corporate accounting staff on ASC 718 and ensured the Company complies with all aspects of the accounting standard.

•                  Additionally, the Company distributed formal communication to all option holders and stockholders emphasizing the exercise terms under the Plan and related option agreements, and the call feature repurchase restrictions contained in the Stockholders Agreement.

As a result of the completed remediation efforts noted above, there were improvements in internal control over financial reporting during the fourth quarter of fiscal year 2013 materially affecting, or reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no other changes in internal control over financial reporting (as defined by Rules13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2013 materially affecting or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of February 1, 2014.  Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework (1992).  Management’s assessment included the evaluation of such elements as the design and operating effectiveness of financial reporting controls, process documentation, accounting policies, and the overall control environment.  This assessment is supported by testing and monitoring performed or supervised by our Internal Audit organization.

Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of February 1, 2014.  The independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on the effectiveness of our internal control over financial reporting. The Ernst & Young LLP report is included on Page F-2 of this Annual Report on Form 10-K.

ITEM 9B.  Other Information.

Iran Threat Reduction and Syria Human Rights Act of 2012

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this Annual Report on Form 10-K, which includes disclosures publicly filed and/or provided to The Blackstone Group L.P., one of our Sponsors, by Travelport Limited, Hilton Worldwide, Inc. and Sungard Capital Corp., Sungard Capital Corp II and Sungard Data Systems, Inc., which may be considered its affiliates.

ITEM 10.  Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Directors

Set forth below is information concerning each member of our board of directors (the “Board”), including their ages as of April 25, 2014, present principal occupations, other business experiences during at least the last five years, membership on committees of the Board, public company directorships held during the last five years and certain other directorships. Our current directors serve until their successors are duly elected and qualified or until the earlier of their resignation, death or removal.

Four of our current directors (Josh Bekenstein, Todd M. Cook, Lewis S. Klessel and Matthew S. Levin) are affiliates of Bain and one of our current directors (Peter F. Wallace) is an affiliate of Blackstone.  Mr. Quella and Ms. Greenthal are former affiliates, and designees, of Blackstone.  Messrs. Bekenstein, Cook, Klessel and Levin have served on our Board since October 31, 2006. Our stockholders elected Mr. Wallace to the Board on March 11, 2009, elected Ms. Greenthal to the Board on May 18, 2011, elected Mr. Rubin to the Board effective March 18, 2013 and elected Mr. Mahoney to the Board effective September 18, 2013, in each case to fill a vacancy on the Board.

Because we have not listed any securities on a national securities exchange or on an inter-dealer quotation system, we are not required to have a Board comprised of a majority of independent directors under SEC rules or any listing standards. Accordingly, our board of directors has not made any determination as to whether our directors satisfy any independence requirements applicable to board members under the rules of the SEC or any national securities exchange, inter-dealer quotation system or any other independence definition.

			Committee
Name	Age	Since	Membership
Josh Bekenstein	55	October 31, 2006	—
Todd M. Cook	43	October 31, 2006	Audit Committee
Jill A. Greenthal	57	May 18, 2011	Audit Committee
Lewis S. Klessel	46	October 31, 2006	Audit Committee
Matthew S. Levin	48	October 31, 2006	Compensation Committee
John J. Mahoney	62	September 18, 2013	Audit Committee
James A. Quella	64	October 31, 2006	Audit Committee
Carl S. Rubin	54	March 18, 2013	—
Peter F. Wallace	39	March 11, 2009	Compensation Committee

Mr. Bekenstein is a managing director at Bain. Prior to joining Bain in 1984, Mr. Bekenstein spent several years at Bain & Company, where he was involved with companies in a variety of industries. Mr. Bekenstein received an M.B.A. from Harvard Business School and a B.A. from Yale University. Mr. Bekenstein serves as a director of Bombardier Recreational Products Inc., Dollarama Capital Corporation, Toys “R” Us, Inc., Burlington Stores, Inc., Bright Horizons Family Solutions Inc., The Gymboree Corporation and Waters Corporation. Mr. Bekenstein’s many years of experience both as a senior executive of a large investment firm and as a director of companies in various business sectors make him highly qualified to serve on our Board.

Mr. Cook is a managing director at Bain. Prior to becoming a managing director in December 2008, Mr. Cook served in various capacities, most recently as a principal at Bain from 2003 to 2008. Prior to joining Bain in 1996, Mr. Cook was a consultant at Bain & Company. Mr. Cook received an M.B.A. from Stanford University Graduate School of Business where he was an Arjay Miller Scholar. He also holds a B.E. in electrical engineering and a B.A. in economics from Dartmouth College. Mr. Cook is a director of Blackhawk Specialty Tools, LLC. Mr. Cook was formerly a director of Dollarama Capital Corporation and a director of Dunkin’ Brands, Inc. Mr. Cook’s strong financial background combined with his experiences at Bain and as director of other companies put him in a position to provide important contributions to our Board.

Ms. Greenthal has been a senior advisor at The Blackstone Group in the private equity group since 2007. From 2003 until 2007, Ms. Greenthal was a senior managing director in Blackstone’s advisory group. Prior to joining The Blackstone Group, Ms. Greenthal was Co-Head of the Global Media Investment Banking Group, a member of the Executive Board of Investment Banking, and Co-Head of the Boston office of Credit Suisse First Boston. Ms. Greenthal graduated as a member of The Academy from Simmons College and received an M.B.A. from Harvard Business School. Ms. Greenthal currently serves on the board of directors of Akamai Technologies, Inc., Houghton-Mifflin Harcourt Company and The Weather Channel Companies. Ms. Greenthal was formerly a director of Martha Stewart Omnimedia, Orbitz Worldwide, Inc., Universal Orlando and Freedom Communications. Ms. Greenthal’s background and understanding of capital markets and financial matters as well as her experiences described above enable her to provide valuable counsel to our management and Board.

Mr. Klessel is a managing director at Bain. Prior to becoming a managing director in December 2011, Mr. Klessel served in various capacities, most recently as an operating partner at Bain from December 2007 to December 2011. Prior to joining Bain in October 2005, Mr. Klessel held a variety of operating and strategy leadership positions from 1997 to 2005 at The Home Depot, Inc., including President of HD Supply’s Facilities Maintenance business, Divisional Merchandise Manager and head of Home Depot’s Strategic Business Development function. Prior to 1997, Mr. Klessel was a strategy consultant with McKinsey & Company and a senior auditor with Ernst & Young. Mr. Klessel received an M.B.A. from Harvard Business School and a B.S. from the Wharton School at the University of Pennsylvania. Mr. Klessel has formerly served on the boards of Guitar Center, Inc. and HD Supply, Inc. As a result of these and other professional experiences, Mr. Klessel brings to our Board extensive experience in operating and managing complex organizations, particularly in the retail industry, which strengthen the collective qualifications, skills and experience of our Board.

Mr. Levin is a managing director at Bain. Mr. Levin joined Bain Capital in 1992 and was promoted to managing director in 2000. Prior to joining Bain, Mr. Levin was a consultant at Bain & Company in the consumer products and manufacturing industries. Mr. Levin received an M.B.A. from Harvard Business School where he was a Baker Scholar. He received a B.S. from the University of California at Berkeley. Mr. Levin serves as a board member of Bombardier Recreational Products Inc., Edcon Holdings Pty. Ltd., Guitar Center, Inc., Jupiter Shop Chanel Co., Ltd., Toys “R” Us, Inc. and Unisource Worldwide, Inc. Mr. Levin’s significant experience in and knowledge of corporate finance and managing companies put him in a position to provide important contributions to our Board.

Mr. Mahoney has been a director since September 2013 and retired as Vice Chairman of Staples, Inc. in July 2012, having served as Vice Chairman since January 2006. Mr. Mahoney also served as Chief Financial Officer for Staples, Inc. from 1996 through January 2012. Prior to 1996, Mr. Mahoney was a partner at Ernst & Young, LLP. He currently serves on the Board of Directors of Bloomin’ Brands, Inc., Burlington Stores, Inc. and Chico’s FAS, Inc. Previously, Mr. Mahoney served on the Board of Directors of Advo, Inc. from 2001 to 2007, Tweeter Home Entertainment Group, Inc. from 2004 to 2007 and Zipcar, Inc. from 2010 to 2012. Mr. Mahoney holds an MBA from Northeastern University, as well as an undergraduate degree from the College of the Holy Cross.  Mr. Mahoney’s strong financial background and experience as a Vice Chairman and former Chief Financial Officer of a Fortune 500 retail company, enables him to provide valuable counsel to our management and Board.

Mr. Quella has been a Senior Advisor at The Blackstone Group in the Private Equity Group since July 2013. Prior to his role as Senior Advisor, Mr. Quella was a Senior Managing Director, Operating Partner and co-head of the Portfolio Operations Group at Blackstone in the Private Equity Group from 2004 to 2013. Prior to joining Blackstone, Mr. Quella was a managing director and senior operating partner with DLJ Merchant Banking Partners—CSFB Private Equity from 2000 to 2004. Prior to that, Mr. Quella worked at Mercer Management Consulting and Strategic Planning Associates and served as Vice-Chairman and co-head of the firm. Mr. Quella received a B.A. in International Studies from the University of Chicago/University of Wisconsin-Madison and an M.B.A. with Dean’s Honors from the University of Chicago Graduate School of Business. Mr. Quella serves as a director of Catalent Pharma Solutions, Inc., DJO Global, Inc., and Freescale Semiconductor, Inc. Mr. Quella was formerly a director of Allied Waste, Columbia House, Celanese Corporation, Graham Packaging Company, L.P. , Houghton-Mifflin Harcourt Company, Intelenet Global Services, The Nielsen Company and Vanguard Health Systems, Inc. Due to contributions that Mr. Quella can provide to our Board resulting from his financial expertise, as well as his significant experience in working with companies controlled by private equity sponsors, he is qualified to be on and is an asset to our Board.

Mr. Rubin was named our Chief Executive Officer in March 2013. Prior to joining us, Mr. Rubin served as President and Chief Executive Officer of Ulta Salon, Cosmetics & Fragrance, Inc. since September 2010, and served as Chief Operating Officer from April 2010 to September 2010. Prior to joining Ulta, he served as President of the North American Retail division of Office Depot, Inc. beginning in January 2006 and as Executive Vice President, Chief Marketing Officer and Chief Merchandising Officer of Office Depot from 2004 to January 2006. Prior to joining Office Depot, Mr. Rubin spent six years at Accenture Consulting in senior leadership roles including Partner, where he advised clients and led engagements across retail formats and e-commerce businesses. Prior to that, Mr. Rubin held a number of senior merchandising and general management positions in the specialty retail and department store industry including with Federated Department Stores. He was a member of the executive committee of the board of directors of The National Retail Federation from January 2007 to April 2010. Mr. Rubin holds a B.A. degree from Brandeis University. As a result of these experiences, along with Mr. Rubin’s service as our current Chief Executive Officer, he is in position to provide invaluable insight and important contributions to our Board.

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

In connection with the Merger, the Sponsors entered into an agreement providing that Michaels Holdings, LLC will vote its shares of the Company so that each Board member of Michaels Holdings, LLC will serve on the Board.

Executive Officers

Our current executive officers, their ages as of April 25, 2014, and their business experience during at least the past five years are set forth below.

Name	Age	Position
Carl S. Rubin	54	Chief Executive Officer; Director
Charles M. Sonsteby	60	Chief Administrative Officer and Chief Financial Officer
Theodore J. Bachmeier	51	Executive Vice President—Store Operations
Thomas C. DeCaro	59	Executive Vice President—Supply Chain
Philo T. Pappas	55	Executive Vice President—Merchandising
Shawn E. Hearn	48	Senior Vice President—Human Resources
Dennis A. Mullahy	49	Senior Vice President—Growth Initiatives
Michael J. Veitenheimer	57	Senior Vice President—General Counsel and Secretary
Lance A. Weibye	44	Vice President—Development

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

Mr. Bachmeier was promoted to Executive Vice President—Store Operations in September 2013. Prior to his promotion, he served as Zone Vice President of Stores for Michaels from January 2011, Vice President—Aaron Brothers Store Operations from July 2008 to January 2011 and District Manager for Michaels from 1997 to July 2008.

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

Mr. Pappas was named Executive Vice President—Merchandising in February 2009. Prior to joining Michaels, he served as Chief Merchandising Officer at Tweeter Home Entertainment Group, Inc. (a specialty consumer electronics retailer) from April 2003 to October 2008. On June 11, 2007, Tweeter and each of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in Wilmington, Delaware. Prior to joining Tweeter, Mr. Pappas served in various management positions at Staples, Inc. (an office supply store chain) from November 1994 to April 2003, most recently as Senior Vice President of Merchandising.

Mr. Hearn was named Senior Vice President—Human Resources in February 2007. Prior to his promotion, Mr. Hearn served as our Vice President, Field Human Resources since joining Michaels in November 2002. Prior to joining Michaels, he served in various operations, marketing and human resource management positions at KMart Corporation (a multi-national retailer) from August 1981 to October 2002, most recently as Vice President, Advertising.

Mr. Mullahy was named Senior Vice President—Growth Initiatives in November 2013. Prior to joining Michaels, he served as Senior Vice President—Supply Chain at Ulta Salon, Cosmetics & Fragrance, Inc. from July 2011 to September 2013. Prior to joining Ulta, Mr. Mullahy served as Group Vice President—Merchandising and Supply Chain Management at Meijer, Inc. from May 2005 to July 2011. In addition, Mr. Mullahy served in various capacities at Accenture, including as Partner from June 2000 to May 2005.

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

Board Committees

Currently, our Board has two active standing committees, an Audit Committee and a Compensation Committee, each of which is required by its charter to consist of no fewer than two directors.

As a result of the Merger and Reorganization, the Parent’s Common Stock is held by a small number of stockholders, including entities managed by Bain and Blackstone (and other private equity funds) and certain current and former members of our senior management.  In addition, Bain and Blackstone have agreed that they will each have the right to proportional representation on our Board, which has resulted in a portion of our Board being designated by Bain, and a portion of our Board being designated by Blackstone.  As the Company is privately held and the members of our Board are selected by our Sponsors, the Board does not maintain policies and procedures by which Michaels’ stockholders may submit director candidates to the Board or the stockholders for consideration.

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
John J. Mahoney
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

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics that applies to, among others, our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Business Conduct and Ethics is available on our Internet website at www.michaels.com under “Corporate — Corporate Governance.” We will post any amendments to our Code of Business Conduct and Ethics, or waivers of the Code for our executive officers, to our website.

ITEM 11.  Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

The following Compensation Discussion and Analysis relates to compensation paid to our executive officers named in the Summary Compensation Table for fiscal 2013.

Named Executive Officers

According to SEC rules, the Summary Compensation Table that immediately follows this Compensation Discussion and Analysis must include specific information for each of the following persons: (i) all individuals serving as principal executive officer or acting in a similar capacity during the last completed fiscal year; (ii) all individuals serving as principal financial officer or acting in a similar capacity during the last completed fiscal year; (iii) the three most highly compensated executive officers other than the principal executive officer and principal financial officer who were serving as executive officers at the end of the last completed fiscal year; and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year. These individuals are: Carl S. Rubin, Chief Executive Officer (who served as principal executive officer for part of the year); Charles M. Sonsteby, former Member of the Interim Office of the Chief Executive Officer (the “Office of the CEO”) and our Chief Administrative Officer and Chief Financial Officer (who served as principal executive officer for part of the year and principal financial officer for the full year); Thomas C. DeCaro, Executive Vice President—Supply Chain; Philo T. Pappas, Executive Vice President—Merchandising; and Paula A. Puleo, former Executive Vice President—Chief Marketing Officer (the three other most highly compensated individuals who were serving as executive officers at the end of fiscal 2013); Lewis S. Klessel, former Member of the Office of the CEO and Interim Chief Operating Officer (who served as principal executive officer for part of the year); Nicholas E. Crombie, former Executive Vice President—Store Operations (for whom disclosure would have been provided but for the fact that he was not serving as an executive officer at the end of fiscal 2013); and Weizhong “Wilson” Zhu, former Executive Vice President—Private Brands & Global Sourcing (for whom disclosure would have been provided but for the fact that he was not serving as an executive officer at the end of fiscal 2013). These officers are referred to as our “Named Executive Officers”. This Compensation Discussion and Analysis and the executive compensation discussion and tables that immediately follow describe the process, strategy and elements of the Company’s compensation plan as applied to our Named Executive Officers.

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

Currently, the total compensation for our officers at the Vice President level and above, including our Named Executive Officers, consists of three main components:  base salary, annual cash incentive bonuses and long-term equity-based incentive compensation awards.  The strategy of the cash incentive compensation program is to provide higher annual cash incentive compensation for exceptional corporate and business financial performance.  We also believe that by placing a significant equity opportunity in the hands of executives who are capable of driving and sustaining growth, our stockholders will benefit along with the executives who helped create stockholder value. The table, immediately below, includes the principal components of our pay-for-performance approach.

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

Competitive Market Data and Use of Compensation Consultants

As part of the compensation review process, management and our human resources department provide the Compensation Committee with market survey data on executive total compensation levels and general information regarding executive compensation practices in our industry, including information provided by The Hay Group, Inc., a compensation consulting firm engaged by the Company. The Hay Group’s work in 2013 included a review of total compensation of our executive officers in light of amounts paid and compensation targets at comparable companies gathered from its internal sources as well as from published executive compensation surveys.  During fiscal 2013, The Hay Group additionally evaluated our equity compensation program and made recommendations to the Compensation Committee and senior management.  The Compensation Committee did not aim to set total compensation, or any compensation element, at a specified level as compared to the survey and other data that it reviewed, but rather used the data above, as well as that gathered through its members’ involvement in other portfolio companies, as guidelines for the overall executive compensation program.

Highlights of 2013 Performance

The highlights of our fiscal 2013 performance include the following:

•                  Net sales increased to $4,570 million, a 3.7% improvement over last year, which included a 53rd week, driven by a 2.9% increase in comparable store sales and the opening of 40 new Michaels stores and the relocation of 14 Michaels and 2 Aaron Brothers stores.

•                  We reported record operating income of $611 million, an increase of 3.2% from prior year.

•                  Net income increased by $64 million to $264 million.

•                  Adjusted EBITDA, a non-GAAP measure that is a required calculation in our debt agreements, improved by 6.2%, from $747 million in fiscal 2012 to $793 million in fiscal 2013 (see Non-GAAP Measures).

Throughout this Compensation Discussion and Analysis, we refer to our Adjusted EBITDA, a non-GAAP financial measure.  A reconciliation of adjusted EBITDA to the most directly comparable GAAP financial measure is contained on page 37 of this Annual Report on Form 10-K.

Compensation Elements

Base Salaries

Base salaries for our executive officers are established based on the scope of their responsibilities, individual performance and prior experience, Michaels’ operating and financial performance and the attainment of planned financial and strategic initiatives, taking into account the knowledge of the members of the Compensation Committee regarding competitive market compensation paid by companies for similar positions.  The Compensation Committee recommends, and the Board sets, base salaries for officers at the level of Executive Vice President and above at a level designed to attract and retain highly qualified individuals who make contributions that result in Michaels meeting its operating and financial goals.  Base salaries are reviewed and adjusted annually as deemed appropriate by the Compensation Committee and the Board, as applicable, based on performance and business results, among other factors.  The Compensation Committee and the Board have discretion to adjust base salary during the fiscal year and exercised that discretion in fiscal 2013, as described below.

Effective March 18, 2013, Mr. Rubin was named Chief Executive Officer of the Company.  Pursuant to his negotiated employment agreement, Mr. Rubin’s base salary was set at $1,100,000, subject to increase at the Board’s discretion.  In setting Mr. Rubin’s base salary, the Compensation Committee considered Mr. Rubin’s compensation at his prior employer, the compensation of John B. Menzer, who was Mr. Rubin’s predecessor as Chief Executive Officer the Company, and the level of compensation needed to recruit Mr. Rubin to the Company.  In the opinion of the members of the Compensation Committee, based on their experience with other companies, including other portfolio companies, this salary level represented a competitive market level for the position.

In March 2013, the Compensation Committee reviewed recommendations regarding 2013 annual base salary rates for the executive officer group based on the criteria set forth under “Compensation Discussion and Analysis — Compensation Strategy: Policies and Procedures.” Merit guidelines are determined by reviewing surveys of market data provided by our management and human resources department, as well as giving consideration to the Company’s overall budget for associate compensation.  Based upon this information, the Company applied an annual merit rate budget of 3.0%, which provided for median merit based increases at 3.0%, for fiscal 2013 for its corporate support center associates, including our Named Executive Officers.

Annual base salary rates for the Named Executive Officers (other than Mr. Klessel) for fiscal 2012 and 2013, which reflect increases between the two fiscal years, are shown below.

	Base Salary
Executive	2013	2012
Carl S. Rubin (1)	$1,100,000	$—
Lewis S. Klessel (2)	—	—
Charles M. Sonsteby	711,109	687,061
Thomas C. DeCaro	393,437	381,978
Philo T. Pappas	431,897	419,318
Paula A. Puleo (3)	362,000	328,952
Nicholas E. Crombie (4)	362,187	355,085
Weizhong “Wilson” Zhu (5)	387,777	376,483

(1)         Pursuant to Mr. Rubin’s employment agreement his base salary was set at $1,100,000, subject to increase at the Board’s discretion.

(2)         Mr. Klessel is a managing director of, and receives compensation and benefits through, Bain. Effective May 16, 2012, Mr. Klessel was appointed, along with the Company’s Chief Administrative Officer and Chief Financial Officer, Charles M. Sonsteby, to the Office of the CEO. Effective as of such date, Mr. Klessel was also appointed to the newly-created position of interim Chief Operating Officer of the Company. The Office of the CEO was discontinued, effective March 18, 2013, Mr. Rubin’s start date with the Company and the date Mr. Klessel resigned from his position as interim Chief Operating Officer.  Mr. Klessel received no compensation from the Company for his service as Member of the Office of the CEO and Interim Chief Operating Officer.

(3)         Ms. Puleo received a base salary increase of 10.0% in connection with her promotion to the position of Executive Vice President—Chief Marketing Officer on February 3, 2013 and therefore did not receive an additional base salary adjustment in March 2013.

(4)         Mr. Crombie left the Company on July 27, 2013.

(5)         Mr. Zhu left the Company on November 15, 2013.

Annual Bonuses

In March 2013, the Compensation Committee recommended that the Board approve the Company’s Bonus Plan for executive officers, including the Named Executive Officers (other than Mr. Klessel), for fiscal 2013 (the “Bonus Plan”) to provide financial incentives to these individuals and those other members of management who were in positions to make important contributions to Michaels’ success. The Board subsequently approved the Bonus Plan. The structure of the Bonus Plan and the specific objectives relating to bonus payments were proposed by the Members of the Interim Office of the Chief Executive Officer and the Senior Vice President—Human Resources and were reviewed by the Compensation Committee. For each of Messrs. Rubin and Sonsteby, the Bonus Plan tied 80% of his respective bonus opportunity to Michaels’ attainment of a financial objective (EBITDA, less an inventory charge), and 20% to individual job performance. For each of Mr. DeCaro, Mr. Pappas and Mr. Zhu, and Ms. Puleo, the Bonus Plan tied 50% of his or her respective bonus opportunity to Michaels’ attainment of a financial objective (EBITDA, less an inventory charge), 15% to a business unit sales objective (sales for all U.S. Michaels stores), 15% to a business unit buyer contribution objective (generally margin, plus entitlements, less an inventory charge), and 20% to individual job performance.  For Mr. Crombie, the Bonus Plan tied 50% of his bonus opportunity to Michaels’ attainment of a financial objective (EBITDA, less an inventory charge), 15% to a business unit sales objective (U.S. and Canada sales for all Company stores), 15% to an objective relating to the Company’s operating income, and 20% to individual job performance.  Individual management business objectives for Mr. Rubin were reviewed with the Compensation Committee prior to the commencement of his employment with the Company on March 18, 2013.  Individual management business objectives for Mr. Sonsteby were reviewed with and approved by the Compensation Committee in the early part of fiscal year 2013. Individual management business objectives for Messrs. Crombie, Pappas and Zhu, and Ms. Puleo, were reviewed with and approved by the Members of the Interim Office of the Chief Executive Officer. For Mr. DeCaro, these objectives were reviewed and approved by the Chief Administrative Officer and Chief Financial Officer.

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

The target percentages set for fiscal 2013 and the threshold, target and maximum payments, for each of the Named Executive Officers for fiscal 2013 were as follows:

	Carl S. Rubin (1)	Lewis S. Klessel (2)	Charles M. Sonsteby	Thomas C. DeCaro	Philo T. Pappas	Paula A. Puleo (3)	Nicholas E. Crombie (4)	Weizhong Wilson Zhu (5)
Percentage of Base Salary
Target	100%	—	70%	50%	50%	50%	50%	50%
Threshold	18%	—	13%	9%	9%	9%	9%	9%
Maximum	200%	—	140%	100%	100%	100%	100%	100%

Financial Weightings
Overall Company Results	80%	—	80%	50%	50%	50%	50%	50%
Company Sales	—	—	—	15%	15%	15%	15%	15%
Buyer Contribution Less Inventory Charge	—	—	—	15%	15%	15%	—	15%
Company Operating Income	—	—	—	—	—	—	15%	—
Individual Performance	20%	—	20%	20%	20%	20%	20%	20%

(1)         Pursuant to Mr. Rubin’s employment agreement his target bonus for fiscal 2013 was set at 100% of base salary, as if he had been employed for the full fiscal year (with a maximum bonus at 200% of his base salary).

(2)         Mr. Klessel received no compensation from the Company for his service as Member of the Interim Office of the CEO and Interim Chief Operating Officer and did not participate in the Bonus Plan.

(3)         Ms. Puleo separated from the Company on March 9, 2014.  Pursuant to the Bonus Plan, Ms. Puleo will receive her full earned bonus for fiscal 2013.

(4)         Mr. Crombie retired from the Company on July 27, 2013 and is not eligible for a bonus for fiscal 2013.

(5)         Mr. Zhu left the Company on November 15, 2013. In connection with his departure, the Company entered into an agreement with Mr. Zhu, whereby Mr. Zhu will receive his earned pro-rated bonus for fiscal year 2013 pursuant to the Bonus Plan, under established bonus criteria associated with the Bonus Plan, on the same terms as bonuses paid to other executive officers of the Company.

Company Objective Measures

In March 2014, the Compensation Committee reviewed the Company’s financial results as applicable to the pre-established fiscal 2013 Bonus Plan objectives for the Named Executive Officers. As described previously, the financial objective of Company performance that was applicable to all the Named Executive Officers was EBITDA, less an inventory charge. At the beginning of fiscal 2013, the Compensation Committee established, and the Board approved, the EBITDA, less an inventory charge, goal for target-level bonuses at $690.8 million, with a maximum at $768.6 million and a threshold at $642.6 million. For the fiscal year, the Company achieved financial performance of $662.1 million, which was between threshold and target. As a result, bonuses above threshold, but below target, were earned for the Company performance element of the plan.

At the beginning of fiscal 2013, the Compensation Committee approved a business unit sales objective goal for target level bonuses for each of Messrs. DeCaro, Pappas, Crombie and Zhu and Ms. Puleo at $4,463.3 million, with a maximum at $4,686.4 million and a threshold at $4,351.7 million. The Compensation Committee also approved a business unit buyer contribution objective goal for target level bonuses for Messrs. DeCaro, Pappas and Zhu and Ms. Puleo at $2,244.9 million, with a maximum at $2,357.1 million and a threshold at $2,188.8 million, and a Company operating income objective goal for a target level bonus for Mr. Crombie at $552.4 million, with a maximum at $607.7 million and a threshold at $519.3 million. For the fiscal year, the Company achieved business unit sales of $4,430.3 million, which was between threshold and target, a business unit buyer contribution of $2,187.8 million, which was below threshold, and Company operating income of $519.0 million, which was below threshold.  As a result, bonuses below target were earned for the business unit sales objective element of the plan, and bonuses were not earned for the business unit buyer contribution element of the plan and the Company operating income element of the plan.

Company Subjective Measures

Since the financial objective threshold that is applicable to all Named Executive Officers was met, in March 2014 the Compensation Committee, based upon input and recommendations by Messrs. Rubin and Sonsteby, as applicable, evaluated the individual performance of each of the Named Executive Officers for purposes of determining bonuses based on individual performance. The individual management business objectives are both quantitative and subjective, and are assessed in the aggregate to determine the individual’s level of performance and bonus achieved. No specified weight is given to a single measure within the group of individual management business objectives, and the Compensation Committee’s assessment of achievement reflects a generalized view of overall achievement of the group of measures. In addition, the individual management business objectives for all executives included an assessment of the executive’s job knowledge and skills, communication skills, interpersonal skills, effectiveness of management, judgment and decision-making, drive and commitment, leadership and customer satisfaction.

For fiscal 2013, Mr. Rubin’s group of individual management business objectives were focused primarily on EBITDA, margin improvement and year-over-year comparable sales growth, as well as solidifying the Company’s leadership team and defining its appropriate long-term strategy. The Compensation Committee determined that Mr. Rubin achieved his individual objectives at 200% of target. Mr. Sonsteby’s group of individual management business objectives were focused primarily on new store growth and performance, increasing profitability and cash flow, effective use of capital and development of future strategies. The Compensation Committee determined that Mr. Sonsteby achieved his individual objectives at 100% of target. Mr. DeCaro’s group of individual management business objectives focused primarily on increasing profitability and cash flow, improvement in inventory turnover and in-stocks, supply chain cost management, and growth in private brand sales and gross margin.  The Compensation Committee determined that Mr. DeCaro achieved his individual objectives at 50% of target. For Mr. Pappas, his group of individual management business objectives focused primarily on increasing profitability and cash flow, store offering competiveness, pricing improvement, new business development, and growth in private brand sales and gross margin.  The Compensation Committee determined that Mr. Pappas achieved his individual objectives at 100% of target.

Ms. Puleo left the Company on March 9, 2014. Pursuant to the terms of the Bonus Plan, she will receive her full earned bonus for fiscal 2013.  Ms. Puleo was credited as achieving her individual objectives component at a fixed 50% of target, in accordance with the terms of the Bonus Plan.  Mr. Crombie retired from the Company on July 27, 2013 and was not eligible to receive a bonus for fiscal 2013 in accordance with the terms of the Bonus Plan.  Mr. Zhu left the Company on November 15, 2013.  In connection with Mr. Zhu’s departure, the Company entered into an agreement with him, whereby he will receive his earned pro-rated bonus for fiscal year 2013 pursuant to the Bonus Plan, under established bonus criteria associated with the Bonus Plan, on the same terms as bonuses paid to other executive officers of the Company.  Mr. Zhu was credited as achieving his individual objectives component at a fixed 50% of target, in accordance with the terms of the Bonus Plan.

Actual Payouts

Actual payouts for the Named Executive Officers, as a percentage of target level bonus, were as follows:

	Carl S. Rubin	Lewis S. Klessel (1)	Charles M. Sonsteby	Thomas C. DeCaro	Philo T. Pappas	Paula A. Puleo (2)	Nicholas E. Crombie (3)	Weizhong Wilson Zhu (4)

Percent of Target	77%	N/A	57%	44%	54%	44%	N/A	44%

(1)         Mr. Klessel received no compensation from the Company for his service as Member of the Interim Office of the CEO and Interim Chief Operating Officer and did not participate in the Bonus Plan.

(2)         Ms. Puleo separated from the Company on March 9, 2014.  Pursuant to the Bonus Plan, Ms. Puleo received her full earned bonus for fiscal 2013.

(3)         Mr. Crombie retired from the Company on July 27, 2013 and is not eligible for a bonus for fiscal 2013.

(4)         Mr. Zhu left the Company on November 15, 2013. In connection with his departure, the Company entered into an agreement with Mr. Zhu, whereby Mr. Zhu received his earned pro-rated bonus for fiscal year 2013 pursuant to the Bonus Plan, under established bonus criteria associated with the Bonus Plan, on the same terms as bonuses paid to other executive officers of the Company.

Long term equity-based compensation

Under our certificate of incorporation, equity-based plans must be approved by a majority of our stockholders.  On February 15, 2007, our Board and stockholders approved the Michaels Stores, Inc. 2006 Equity Incentive Plan (as amended, the “Equity Incentive Plan” or the “Plan”), as well as certain specific grants under the Equity Incentive Plan to officers. In addition, the stockholders granted the Board authority to make Equity Incentive Plan grants to other eligible participants in the future.  The Equity Incentive Plan was established to advance the interests of Michaels and its affiliates by providing for the grant of equity-based awards to eligible officers, associates, directors of, and consultants and advisors to, Michaels or its affiliates. Awards under the Equity Incentive Plan are intended to align the long term incentives of our executives and stockholders. All stock option grants made in fiscal 2013 were at exercise prices set at or above the grant date fair market value of the underlying stock as determined by our Board. In connection with the Reorganization in July 2013, the Equity Incentive Plan was assumed by The Michaels Companies, Inc. (“Parent”) and the stock underlying outstanding awards became, and the stock upon which future awards will be based will be, the Common Stock of Parent.

Historically, the majority of outstanding options under the Equity Incentive Plan were divided into tranches with escalating exercise prices. The tranche structure of the option awards, with increasing exercise prices in each tranche, was designed to incentivize long term performance by tying the value of the options to long term increases in the value of our Common Stock.  These grants were not made on an annual basis; rather, each initial grant was intended to incentivize the executive for a five-year period based on the vesting and exercise structure of the grant. For these options, each tranche vests 20% on each of the first through fifth anniversaries of the grant date, and all unvested options vest immediately upon a Change of Control (as defined in the Stockholders Agreement).

Beginning in 2013, the Company began issuing annual option grants that will vest over four years and accelerate in full on a Change of Control. The Company made the first of such grants in July 2013. Detail regarding option grants made to our Named Executive Officers in fiscal year 2013 and awards outstanding at the end of fiscal year 2013 is provided, respectively, in the Grants of Plan-Based Awards for Fiscal 2013 table and the Outstanding Equity Awards at Fiscal Year-End 2013 table that follow this Compensation Discussion and Analysis.

In July 2013, Parent paid a cash dividend to equity holders.  In accordance with the terms of the Equity Incentive Plan, Parent also made cash payments and exercise price adjustments to outstanding equity awards to take account of the decreased fair value of Parent Common Stock as a result of the cash dividend.

Other Benefits and Perquisites

Our Named Executive Officers also receive certain other benefits and perquisites.  During fiscal 2013, these benefits included contributions to 401(k) accounts, the payment of life insurance premiums, certain Company-paid medical benefits, car allowances and, in some cases, tax gross-ups and reimbursement for income taxes on taxable benefits.  Additionally, our Chief Executive Officer, Mr. Rubin, was also entitled to the use of a Company-owned or leased automobile.  The Compensation Committee and the Board believe these benefits and perquisites are reasonable and consistent with the nature of the executives’ responsibilities, provide a competitive level of total compensation to our executives and serve as an important element in retaining those individuals.  The cost to Michaels of these benefits to the Named Executive Officers is set forth in the Summary Compensation Table under the column “All Other Compensation” and detail about each element is set forth in the table presented in footnote 5 to the Summary Compensation Table.

Employment and Severance Agreements

We entered into an employment agreement with Mr. Rubin, which became effective on March 18, 2013, the date he commenced employment, which includes certain severance benefits in the event of termination other than for cause or by Mr. Rubin for good reason, as such terms are defined in the agreement. The specific terms of Mr. Rubin’s employment agreement, are discussed in the section entitled “Rubin Employment Agreement” following the Grants of Plan-Based Awards Table and under “Executive Compensation—Potential Payments upon Termination or Change of Control”.

In April 2008, the Board approved the Company’s Officer Severance Pay Plan (the “OSPP”), which was amended in July 2008. The OSPP was established by the Company to provide certain severance benefits, subject to the terms and conditions of the OSPP, to designated officers (those with a position of Vice President or above, or an equivalent title as approved by the Compensation Committee, and excluding the Chief Executive Officer) in the event that their employment is terminated as a result of a “Qualifying Termination” (as defined in the OSPP and described below). A more detailed description of the OSPP may be found under “Executive Compensation—Potential Payments upon Termination or Change of Control”.

Ms. Puleo’s employment with the Company ended on March 9, 2014, and her severance benefits under the OSPP were triggered.  Ms. Puleo executed a Severance Agreement and Release, which included, in addition to a release of all claims against the Company, a forfeiture of all outstanding unvested stock options and a confidentiality, non-solicitation, non-compete and non-interference agreement.  Pursuant to her Severance Agreement and Release under the OSPP, Ms. Puleo is receiving: (i) eighteen months of base salary continuation in accordance with the Company’s regular payroll practices; (ii) her earned bonus for fiscal 2013; (iii) a prorated target annual bonus for fiscal 2014; and (iv) the continuation of group medical and dental benefits for the eighteen month salary continuation period.  The actual amounts payable to Ms. Puleo in connection with her separation are set forth under “Executive and Director Compensation — Potential Payments upon Termination or Change in Control”.

Tax and Accounting Considerations

Deductibility of Executive Compensation.  While the Compensation Committee takes into account tax and accounting considerations in structuring the components of the Company’s compensation program, these considerations are secondary to the primary objectives of the program. Section 162(m) of the Code (“Section 162(m)”) disallows a U.S. federal income tax deduction to any publicly held corporation for compensation exceeding $1 million in any taxable year to any of the corporation’s chief executive officer or other three most highly paid named executive officers other than its chief financial officer, except as to compensation that qualifies as performance-based or is otherwise exempt under Section 162(m). Because the equity securities of the Company are not currently publicly traded, the deduction limits of Section 162(m) of the Code do not apply to us.

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

The Compensation Committee has evaluated the policies and practices of compensating the Company’s employees in light of the relevant factors, including the following:

•                  the financial performance targets of the Company’s annual cash incentive program are the budgeted objectives that are reviewed and approved by the Board and/or the Compensation Committee

•                  bonus payouts are not based solely on Company performance, but also require achievement of individual performance objectives

•                  bonus awards generally are not contractual entitlements, but are reviewed by the Compensation Committee and/or the Board and can be modified at their discretion

•                  the financial opportunity in the Company’s long-term equity-based compensation is best realized through long term appreciation of the Company’s stock price, which mitigates excessive short-term risk-taking

•                  the allocation of compensation between cash and equity awards and the focus on stock-based compensation, including options and restricted stock awards generally vesting over a period of years, thereby mitigating against short-term risk taking

Based on such evaluation, the Compensation Committee has determined that the Company’s policies and practices are not reasonably likely to have a material adverse effect on the Company.

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

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)		All Other Compensation ($) (5)	Total ($)
Carl S. Rubin	2013	$930,769	$—	$6,099,187	$10,657,671	$847,660	(7)	$2,142,407	$20,677,694
Chief Executive Officer (6)

Lewis S. Klessel	2013	—	—	—	—	—		—	—
Former Member of the Interim Office of the Chief Executive Officer and Interim Chief Operating Officer (8)	2012	—	—	—	—	—		—	—

Charles M. Sonsteby	2013	706,484	—	450,026	558,709	284,017		765,464	2,764,700
Chief Administrative Officer and	2012	683,213	—	—	—	382,899		26,469	1,092,581
Chief Financial Officer	2011	662,181	—	—	—	538,576		36,057	1,236,814

Thomas C. DeCaro	2013	389,720	—	183,464	227,771	86,871		1,136,701	2,024,527
Executive Vice President - Supply Chain	2012	380,537	—	—	—	105,731		34,987	521,255
	2011	369,473	—	—	—	181,851		39,579	590,903

Philo T. Pappas	2013	429,478	—	2,573,624	344,671	116,958		1,083,175	4,547,906
Executive Vice President - Category Management	2012	416,591	—	—	—	116,067		32,872	565,530
	2011	399,986	—	—	—	257,506		41,945	699,437

Paula A. Puleo	2013	360,729	—	277,624	471,494	79,930	(10)	450,682	1,640,459
Former Executive Vice President - Chief Marketing Officer (9)									—
									—
Nicholas E. Crombie	2013	186,693	—	183,464	227,771	—		1,189,311	1,787,239
Former Executive Vice President - Store Operations (11)									—
									—
Weizhong “Wilson” Zhu	2013	318,490	—	183,464	227,771	71,351	(13)	1,117,184	1,918,260
Former Executive Vice President - Private Brands & Global Sourcing (12)	2012	374,717	—	—	—	104,210		34,743	513,670
	2011	360,546	—	—	—	196,726		35,853	593,125

(1)             The amounts in this column represent actual base salary paid in fiscal 2013.

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

(4)             The amounts in this column for fiscal 2013 reflect the cash awards to Named Executive Officers under the Bonus Plan, which are discussed in further detail in the preceding section “Compensation Discussion and Analysis — Compensation Elements — Annual Bonuses.” The amounts in this column for fiscal 2012 reflect the cash awards to Named Executive Officers under the Company’s Bonus Plan for executive officers for fiscal 2012. The amounts in this column for fiscal 2011 reflect the cash awards to Named Executive Officers under the Company’s Bonus Plan for executive officers for fiscal 2011.

(5)             The table below reflects the fiscal 2013 components of this column.

	Carl S. Rubin	Lewis S. Klessel	Charles M. Sonsteby	Thomas C. DeCaro	Philo T. Pappas	Paula A. Puleo	Nicholas E. Crombie	Weizhong Wilson Zhu
Medical Benefits (a)	$22,293	$—	$8,776	$18,810	$18,977	$3,334	$6,098	$15,446
Insurance Premiums	3,382	—	7,051	6,527	4,849	2,941	5,734	7,536
Company Contributions to 401(k) and Group Universal Life Plan	—	—	—	2,550	2,465	2,550	2,550	2,550
Tax Reimbursement (b)	161,972	—	700	807	735	380	453	807
Relocation	223,642	—	—	—	—	—	—	—
Car Allowance/company owned or Leased Automobile	10,022	—	7,200	7,200	7,200	7,200	3,600	5,816
Equity Bonus (c)	—	—	741,637	1,100,707	1,048,849	434,177	1,095,876	1,085,029
Consulting fees (d)	63,459	—	—	—	—	—	75,000	—
Other (e)	1,657,637	—	100	100	100	100	—	—
Total Other	$2,142,407	$—	$765,464	$1,136,701	$1,083,175	$450,682	$1,189,311	$1,117,184

(a)

The amounts in this row for all executive officers include Company-paid medical benefits, including executive and spouse physicals, and for Mr. Rubin the amounts also include reimbursement for COBRA medical coverage payments made by Mr. Rubin to his previous employer before he commenced employment with the Company.

(b)	Reimbursement of income taxes is related to relocation, long-term disability insurance premiums and medical expenses.
(c)	The amounts in this row reflect dividend equivalent payments made to equity award holders in July 2013 related to the dividend paid in July 2013 to our equity holders.
(d)

The amounts in this row for Mr. Rubin include payments for consulting services provided to the Company by Mr. Rubin prior to the commencement of his employment. The amounts in this row for Mr. Crombie include payments for consulting services provided to the Company by Mr. Crombie following his retirement from the Company.

(e)

The amounts in this row for Mr. Rubin include a price protection payment equal to $1,641,515 provided to Mr. Rubin in connection with the sale of 130,000 shares of Ulta stock held by him, as more fully described under the section entitled “Rubin Employment Agreement” following the Grants of Plan-Based Awards Table and $16,122 for legal expenses incurred by Mr. Rubin in connection with the review and negotiation of his employment agreement with the Company. The amounts in this row for Messrs. Sonsteby, DeCaro and Pappas and Ms. Puleo reflect the cost attributable to executive gifts.

(6)	Mr. Rubin became our Chief Executive Officer on March 18, 2013, and his base salary for fiscal 2013 reflects a partial fiscal year.

(7)	Pursuant to Mr. Rubin’s employment agreement, he was deemed to have provided a full year of employment during the fiscal year for purposes of his fiscal 2013 bonus.

(8)

Mr. Klessel received no compensation from the Company for his service as Member of the Interim Office of the Chief Executive Officer and Interim Chief Operating Officer and did not participate in the Bonus Plan.

(9)	Ms. Puleo separated from the Company on March 9, 2014.

(10)	Pursuant to the Bonus Plan, Ms. Puleo received her full earned bonus for fiscal 2013.

(11)	Mr. Crombie retired from the Company on July 27, 2013.

(12)	Mr. Zhu left the Company on November 15, 2013.

(13)

In connection with Mr. Zhu’s departure, the Company entered into an agreement with Mr. Zhu, whereby Mr. Zhu received his earned pro-rated bonus for fiscal year 2013 pursuant to the Bonus Plan, under established bonus criteria associated with the Bonus Plan, on the same terms as bonuses paid to other executive officers of the Company.

Grants of Plan-Based Awards for Fiscal 2013

The following table sets forth the plan-based awards granted to Named Executive Officers pursuant to Company plans during fiscal 2013.

Grants of Plan-Based Awards

						All Other Option
						Awards: Number		Grant Date
		Estimated Future Payouts under Non-			All Other Stock	of Securities	Exercise or Base	Fair Value of
		Equity Incentive Plan Awards (1)			Awards: Number	Underlying	Price of Options	Stock and
	Grant	Threshold	Target	Maximum	Shares of Stock (2) (3)	Options (2)	Awards (3)	Option Awards
Name and Principal Position	date	($)	($)	($)	(#)	(#)	($/Sh)	(4)
Carl S. Rubin	N/A	198,000	1,100,000	2,200,000
Chief Executive Officer (5)	3/18/2013				226,483
	3/18/2013					1,250,000	$26.93	$10,657,671

Lewis S. Klessel	N/A
Former Member of the Interim Office of the Chief Executive Officer and Interim Chief Operating Officer (6)

Charles M. Sonsteby	N/A	89,600	497,776	995,552
Chief Administrative Officer and Chief Financial Officer (7)	7/3/2013				16,680
	7/3/2013					83,400	$26.98	$558,709

Thomas C. DeCaro	N/A	35,409	196,718	393,437
Executive Vice President - Supply Chain (8)	7/3/2013				6,800
	7/3/2013					34,000	$26.98	$227,771

Philo T. Pappas	N/A	38,871	215,949	431,897
Executive Vice President - Category Management (9)	7/3/2013				10,290
	7/3/2013					51,450	$26.98	$344,671
	1/22/2014				100,000		$22.96

Paula A. Puleo	N/A	32,580	181,000	362,000
Former Executive Vice President - Chief Marketing Officer (10)	2/11/2013					14,000	$25.69	$126,823
	7/3/2013				10,290
	7/3/2013					51,450	$26.98	$344,671

Nicholas E. Crombie	N/A	32,597	181,093	362,187
Former Executive Vice President - Store Operations (11)	7/3/2013				6,800
	7/3/2013					34,000	$26.98	$227,771

Weizhong “Wilson” Zhu	N/A	34,900	193,889	387,777
Former Executive Vice President - Private Brands & Global Sourcing (12)	7/3/2013				6,800
	7/3/2013					34,000	$26.98	$227,771

(1)                        The threshold, target and maximum amounts in these columns show the range of payouts targeted for fiscal 2013 for performance under the Bonus Plan as discussed in further detail in “Compensation Discussion and Analysis — Compensation Elements — Annual Bonuses.” Bonuses were recommended by the Compensation Committee, and approved by the Board, as applicable, in March 2014 and were paid in April 2014, as reflected in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

(2)                        All equity awards noted below were granted under the Equity Incentive Plan.  In connection with the Reorganization in July 2013, the Equity Incentive Plan was assumed by Parent and the stock underlying outstanding awards became, and the stock upon which future awards will be based will be, the Common Stock of Parent.

(3)                        All grants of stock options under the Equity Incentive Plan have an exercise price determined by us to be equal to or greater than the fair market value of our Common Stock on the date of grant. Because Parent and the Company are privately-held and there is no public market for our Common Stock, the fair market value of our Common Stock is determined by Parent’s board of directors based on available information that is material to the value of our Common Stock, including any third party valuation reports, the principal amount of the Company’s indebtedness, the Company’s actual and projected financial results, and fluctuations in the market value of publicly-traded companies in the retail industry.

(4)                        The amounts in this column represent the aggregate grant date fair value of the restricted stock awards as calculated in accordance with ASC 718.

(5)                       Stock options were granted to Mr. Rubin effective March 18, 2013 vesting at the rate of 20% per year on each of the first through fifth anniversaries of March 18, 2013, or immediately upon a Change of Control (as defined in the Stockholders Agreement). Mr. Rubin’s restricted stock awards vest 20% on each of  the first through fifth anniversaries of March 18, 2013.  Mr. Rubin will receive all dividends and distributions, if any, paid with respect to the shares of restricted stock he holds, but if any such dividends or distributions are paid in shares of our capital stock, such shares will be subject to the same restrictions on transferability as are the shares of restricted stock with respect to which they were paid.

(6)                        Mr. Klessel received no compensation from the Company for his service as Member of the Interim Office of the Chief Executive Officer and Interim Chief Operating Officer and did not participate in the Bonus Plan.

(7)                        Stock options were granted to Mr. Sonsteby effective July 3, 2013 vesting at the rate of 25% per year on each of the first through fourth anniversaries of July 3, 2013, or immediately upon a Change of Control (as defined in the Stockholders Agreement). Mr. Sonsteby’s restricted stock awards vest 25% on each of the first through fourth anniversaries of July 3, 2013.  Mr. Sonsteby will receive all dividends and distributions, if any, paid with respect to the shares of restricted stock he holds, but if any such dividends or distributions are paid in shares of our capital stock, such shares will be subject to the same restrictions on transferability as are the shares of restricted stock with respect to which they were paid.

(8)                        Stock options were granted to Mr. DeCaro effective July 3, 2013 vesting at the rate of 25% per year on each of the first through fourth anniversaries of July 3, 2013, or immediately upon a Change of Control (as defined in the Stockholders Agreement). Mr. DeCaro’s restricted stock awards vest 25% on each of the first through fourth anniversaries of July 3, 2013.  Mr. DeCaro will receive all dividends and distributions, if any, paid with respect to the shares of restricted stock he holds, but if any such dividends or distributions are paid in shares of our capital stock, such shares will be subject to the same restrictions on transferability as are the shares of restricted stock with respect to which they were paid.

(9)                        Stock options were granted to Mr. Pappas effective July 3, 2013 vesting at the rate of 25% per year on each of the first through fourth anniversaries of July 3, 2013, or immediately upon a Change of Control (as defined in the Stockholders Agreement). Mr. Pappas’s restricted stock awards with respect to 10,290 unvested shares of Common Stock vest 25% on each of the first through fourth anniversaries of July 3, 2013.  Mr. Pappas’s restricted stock awards with respect to 50,000 unvested shares of Common Stock vest 40% on the second anniversary of January 22, 2014, and the remaining 60% on the third anniversary of January 22, 2014.  Mr. Pappas’s restricted stock awards with respect to 50,000 additional unvested shares of Common Stock vest as follows: (a)(i) 16,666 shares on March 31, 2015, so long as the Company achieves the numerical earnings before interest and taxes, less an inventory charge (“EBIT”) plan designated by the Board in its business plan for fiscal year 2014 (the “Fiscal 2014 EBIT Number”); (ii) 16,667 shares on March 31, 2016, so long as Company has achieved at least ten percent (10%) growth in its EBIT in fiscal year 2015 as compared to fiscal year 2014; and (iii) 16,667 shares on March 31, 2017, so long as the Company has achieved at least ten percent (10%) growth in its EBIT in fiscal year 2016 as compared to fiscal year 2015; and (b) with respect to any shares that otherwise remain unvested pursuant to (a), Mr. Pappas will be able to vest in such shares contingent on the Company’s achievement of certain cumulative EBIT Metrics. Mr. Pappas will receive all dividends and distributions, if any, paid with respect to the shares of restricted stock he holds, but if any such dividends or distributions are paid in shares of our capital stock, such shares will be subject to the same restrictions on transferability as are the shares of restricted stock with respect to which they were paid.

(10)                    Stock options were granted to Ms. Puleo effective February 11, 2013 vesting at the rate of 20% per year on each of the first through fifth anniversaries of February 11, 2013, or immediately upon a Change of Control (as defined in the Stockholders Agreement). Additional stock options were granted to Ms. Puleo effective July 3, 2013 vesting at the rate of 25% per year on each of the first through fourth anniversaries of July 3, 2013, or immediately upon a Change of Control (as defined in the Stockholders Agreement). Ms. Puleo’s restricted stock awards vest 25% on each of the first through fourth anniversaries of July 3, 2013.  Ms. Puleo will receive all dividends and distributions, if any, paid with respect to the shares of restricted stock she holds, but if any such dividends or distributions are paid in shares of our capital stock, such shares will be subject to the same restrictions on transferability as are the shares of restricted stock with respect to which they were paid.  Ms. Puleo separated from the Company on March 9, 2014.  Pursuant to the terms of the Equity Incentive Plan, she has 60 days from that date to exercise any of her vested stock options; her unvested stock options terminated on her separation date.

(11)                    Stock options were granted to Mr. Crombie effective July 3, 2013 vesting at the rate of 25% per year on each of the first through fourth anniversaries of July 3, 2013, or immediately upon a Change of Control (as defined in the Stockholders Agreement). Mr. Crombie’s restricted stock awards vest 25% on each of the first through fourth anniversaries of July 3, 2013.  Mr. Crombie will receive all dividends and distributions, if any, paid with respect to the shares of restricted stock he holds, but if any such dividends or distributions are paid in shares of our capital stock, such shares will be subject to the same restrictions on transferability as are the shares of restricted stock with respect to which they were paid.  Mr. Crombie retired from the Company on July 27, 2013.  Pursuant to the terms of the Equity Incentive Plan, he had 60 days from that date to exercise any of his vested stock options; his unvested stock options terminated on his separation date.

(12)                    Stock options were granted to Mr. Zhu effective July 3, 2013 vesting at the rate of 25% per year on each of the first through fourth anniversaries of July 3, 2013, or immediately upon a Change of Control (as defined in the Stockholders Agreement). Mr. Zhu’s restricted stock awards vest 25% on each of the first through fourth anniversaries of July 3, 2013.  Mr. Zhu will receive all dividends and distributions, if any, paid with respect to the shares of restricted stock he holds, but if any such dividends or distributions are paid in shares of our capital stock, such shares will be subject to the same restrictions on transferability as are the shares of restricted stock with respect to which they were paid.  Mr. Zhu left the Company on November 15, 2013.   Pursuant to the terms of the Equity Incentive Plan, he had 60 days from that date to exercise any of his vested stock options; his unvested stock options terminated on his separation date.

Employment Agreements with Certain Named Executive Officers

Rubin employment agreement

We entered into an employment agreement with Mr. Rubin, our current Chief Executive Officer, which became effective on March 18, 2013, the date he commenced employment. The agreement provides for an annual base salary of $1,100,000, subject to increase in the Board’s discretion. Mr. Rubin will be eligible to earn an annual incentive bonus at a target of 100% of his annual base salary and a maximum bonus of 200% of his annual base salary, based on performance criteria established by the Board for each fiscal year during his employment.  Mr. Rubin receives no additional compensation for his service as a director of the Company.

In connection with the commencement of his employment, Mr. Rubin was granted an option to purchase 1,250,000 shares of the Company’s Common Stock at an exercise price of $26.93 (which was adjusted to $20.46 in connection with the payment of a dividend to holders of our Common Stock in July 2013). The option will vest pro rata on each of the first five anniversaries of the date of grant. Mr. Rubin also was granted 226,483 restricted shares of the Company’s Common Stock that will vest pro rata on the first through fifth anniversaries of the date of grant.

Due to the timing of Mr. Rubin’s joining the Company and typical trading window restrictions at Ulta, the Company agreed to make Mr. Rubin whole for a period of 90 days (subject to extension for any blackout period) after Mr. Rubin’s effective resignation date with Ulta, for any decline in the price of Ulta stock realized upon sale of up to 130,000 shares of Ulta stock held by him below an agreed threshold. The Company paid Mr. Rubin $1,641,515 in connection with such price protection, which amount is subject to claw back in the event that Mr. Rubin voluntarily terminates his employment or is terminated for cause on or before March 18, 2015.

For more information about the payments and benefits payable to Mr. Rubin upon a termination of his employment, please see “Executive Compensation—Potential Payments upon Termination or Change of Control” below.

Outstanding Equity Awards at Fiscal Year-End 2013

The following table sets forth information regarding equity awards held by our Named Executive Officers as of February 1, 2014.

	Option Awards (1)				Stock Awards (1)
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price (2) ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Value of Shares or Units of Stock That Have Not Vested (3) ($)
Carl S. Rubin					226,483	$5,358,588
Chief Executive Officer (4)		1,250,000	$20.46	3/17/2021

Lewis S. Klessel	N/A	N/A	N/A	N/A	N/A
Former Member of the Interim Office of the Chief Executive Officer and Interim Chief Operating Officer (5)

Charles M. Sonsteby					31,960	$756,174
Chief Administrative Officer and Chief Financial Officer (6)	113,529	75,687	$9.19	1/4/2019
	113,529	75,687	$9.67	1/4/2019
	113,529	75,687	$16.45	1/4/2019
		83,400	$20.51	7/2/2021

Thomas C. DeCaro					6,800	$160,888
Executive Vice President - Supply Chain (7)	121,116	30,280	$5.13	7/1/2017
	71,999	—	$10.91	2/15/2015
	63,519	15,880	$10.91	7/1/2017
	71,999	—	$16.80	2/15/2015
	63,519	15,880	$16.80	7/1/2017
	—	34,000	$20.51	7/2/2021

Philo T. Pappas					112,632	$2,664,873
Executive Vice President - Category Management (8)	121,116	30,280	$5.13	7/1/2017
	6,309	—	$10.66	4/16/2017
	116,071	29,018	$10.66	7/1/2017
	6,309	—	$16.70	4/16/2017
	116,071	29,018	$16.70	7/1/2017
		51,450	$20.51	7/2/2021

Paula A. Puleo					10,290	$243,461
Former Executive Vice President - Chief Marketing Officer (9)	56,774	37,850	$7.30	7/1/2017
	56,774	37,850	$10.25	5/22/2015
	56,774	37,850	$16.67	6/3/2016
	—	14,000	$19.22	7/1/2017
	—	51,450	$20.51	7/2/2021

Nicholas E. Crombie	N/A	N/A	N/A	N/A	N/A
Former Executive Vice President - Store Operations (10)

Weizhong “Wilson” Zhu	N/A	N/A	N/A	N/A	N/A
Former Executive Vice President - Private Brands & Global Sourcing (11)

(1)                                 In connection with the Reorganization in July 2013, the Equity Incentive Plan was assumed by Parent and the stock underlying outstanding awards became, and the stock upon which future awards will be based will be, the Common Stock of Parent.

(2)                                 In July 2013, Parent paid a cash dividend to equity holders.  In accordance with the terms of the Equity Incentive Plan, Parent also made cash payments and exercise price adjustments to outstanding equity awards to take account of the decreased fair value of Parent’s Common Stock by the amount of the cash dividend of $6.47 per share.  Exercises prices for outstanding stock option awards were adjusted to reflect the dividend for each Named Executive Officer with stock options outstanding at fiscal year end as follows:

Name and Principal Position	Option Expiration Date	Option Exercise Price at Grant ($)	Post-Dividend Option Exercise Price (4)
Carl S. Rubin	3/17/2021	$26.93	$20.46
Chief Executive Officer

Charles M. Sonsteby	1/4/2019	$14.47	$9.19
Chief Administrative Officer and Chief Financial Officer	1/4/2019	$15.00	$9.67
	1/4/2019	$22.50	$16.45
	7/2/2021	$26.98	$20.51

Thomas C. DeCaro	7/1/2017	$7.50	$5.13
Executive Vice President - Supply Chain	2/15/2015	$15.00	$10.91
	7/1/2017	$15.00	$10.91
	2/15/2015	$22.50	$16.80
	7/1/2017	$22.50	$16.80
	7/2/2021	$26.98	$20.51

Philo T. Pappas	7/1/2017	$7.50	$5.13
Executive Vice President - Category Management	4/16/2017	$15.00	$10.66
	7/1/2017	$15.00	$10.66
	4/16/2017	$22.50	$16.70
	7/1/2017	$22.50	$16.70
	7/2/2021	$26.98	$20.51

Paula A. Puleo	7/25/2018	$11.55	$7.30
Former Executive Vice President - Chief Marketing Officer	7/25/2018	$15.00	$10.25
	7/25/2018	$22.50	$16.67
	2/10/2021	$25.69	$19.22
	7/2/2021	$26.98	$20.51

(3)                                 Because Parent and the Company are privately-held and there is no public market for our Common Stock, the fair market value of our Common Stock is determined by Parent’s board of directors based on available information that is material to the value of our Common Stock, including any third party valuation reports, the principal amount of the Company’s indebtedness, the Company’s actual and projected financial results, and fluctuations in the market value of publicly-traded companies in the retail industry. The shares were valued based on a price per share of $23.66, which was the fair market value of our Common Stock on February 1, 2014, the last day of fiscal 2013.

(4)                                 Stock options were granted to Mr. Rubin effective March 18, 2013 vesting at the rate of 20% per year on each of the first through fifth anniversaries of March 18, 2013, or immediately upon a Change of Control (as defined in the Stockholders Agreement).  Mr. Rubin will receive all dividends and distributions, if any, paid with respect to the shares of restricted stock he holds, but if any such dividends or distributions are paid in shares of our capital stock, such shares will be subject to the same restrictions on transferability as are the shares of restricted stock with respect to which they were paid.

(5)                                 Mr. Klessel does not participate in the Equity Incentive Plan.

(6)                                 Stock options were granted to Mr. Sonsteby effective on January 5, 2011, vesting at the rate of 20% per year on each of the first through fifth anniversaries of October 4, 2010, or immediately upon a Change of Control (as defined in the Stockholders Agreement).  Additional stock options were granted to Mr. Sonsteby effective July 3, 2013 vesting at the rate of 25% per year on each of the first through fourth anniversaries of July 3, 2013, or immediately upon a change in control (as defined in the Stockholders Agreement). Mr. Sonsteby’s restricted stock awards with respect to 15,280 unvested shares of Common Stock vest 50% on each of the fourth and fifth anniversaries of October 4, 2011 (vesting of the shares would accelerate upon a Change of Control (as defined in the Stockholders Agreement) or in the event of Mr. Sonsteby’s death, disability or termination by the Company without cause).  Mr. Sonsteby’s restricted stock awards with respect to 16,680 unvested shares of Common Stock vest 25% on each of the first through fourth anniversaries of July 3, 2013.  Mr. Sonsteby will receive all dividends and distributions, if any, paid with respect to the shares of restricted stock he holds, but if any such dividends or distributions are p aid in shares of our capital stock, such shares will be subject to the same restrictions on transferability as are the shares of restricted stock with respect to which they were paid.

(7)                                 Stock options were granted to Mr. DeCaro on July 2, 2009 in connection with the Company’s Exchange Offer (as defined below), with 143,998 of these options immediately exercisable on the grant date based on the period of time that his exchanged options had been held in relation to their term. The remaining options vest at the rate of 20% on each of the first through fifth anniversaries of July 2, 2009, or immediately upon a Change of Control (as defined in the Stockholders Agreement). On June 3, 2009, the Company announced an offer to exchange certain employee stock options issued under the Equity Incentive Plan (“Exchange Offer”) for new stock options granted on a one-for-one basis. On July 2, 2009, employees exchanged 8.0 million outstanding stock options under the following terms: (i) outstanding vested or unvested options to purchase shares of Common Stock that had an exercise price per share of $30.00, $37.50, $45.00 or $52.50 for an equal number of new options to purchase shares of Common Stock with an exercise price equal to $7.50 and a new five-year vesting schedule that commenced on July 2, 2009 and an eight-year term; and (ii) outstanding options that had an exercise price per share of $15.00 and $22.50 were exchanged for an equal number of new options with the same exercise price. A portion of the new options were vested based on the period of time that the exchanged options had been held in relation to the total term of the option and have identical terms and conditions to the previously issued options, and the remaining new options have a new five-year vesting schedule that commenced on July 2, 2009 and an eight-year term.  Additional stock options were granted to Mr. DeCaro effective July 3, 2013 vesting at the rate of 25% per year on each of the first through fourth anniversaries of July 3, 2013, or immediately upon a change in control (as defined in the Stockholders Agreement). Mr. DeCaro’s restricted stock awards vest 25% on each of the first through fourth anniversaries of July 3, 2013.  Mr. DeCaro will receive all dividends and distributions, if any, paid with respect to the shares of restricted stock he holds, but if any such dividends or distributions are paid in shares of our capital stock, such shares will be subject to the same restrictions on transferability as are the shares of restricted stock with respect to which they were paid.

(8)                                 Stock options were granted to Mr. Pappas on July 2, 2009 in connection with the Company’s Exchange Offer, with 12,618 of these options immediately exercisable on the grant date based on the period of time that his exchanged options had been held in relation to the total term of the option. The remaining options vest at the rate of 20% on each of the first through fifth anniversaries of July 2, 2009, or immediately upon a Change of Control (as defined in the Stockholders Agreement). Additional Stock options were granted to Mr. Pappas effective July 3, 2013 vesting at the rate of 25% per year on each of the first through fourth anniversaries of July 3, 2013, or immediately upon a change in control (as defined in the Stockholders Agreement). Mr. Pappas’s restricted stock awards with respect to 2,342 unvested shares of Common Stock fully vest on the fifth anniversary of April 17, 2009 (vesting of the shares would accelerate upon Change of Control (as defined in the Stockholders Agreement) or in the event of Mr. Pappas’s death, disability or termination by the Company without cause). Mr. Pappas’s restricted stock awards with respect to 10,290 unvested shares of Common Stock vest 25% on each of the first through fourth anniversaries of July 3, 2013.  Mr. Pappas’s restricted stock awards with respect to 50,000 unvested shares of Common Stock vest 40% on the second anniversary of January 22, 2014, and the remaining 60% on the third anniversary of January 22, 2014.  Mr. Pappas’s restricted stock awards with respect to 50,000 additional unvested shares of Common Stock vest as follows: (a)(i) 16,666 shares on March 31, 2015, so long as the Company achieves the numerical earnings before interest and taxes, less an inventory charge (“EBIT”) plan designated by the Board in its business plan for fiscal year 2014 (the “Fiscal 2014 EBIT Number”); (ii) 16,667 shares on March 31, 2016, so long as the Company has achieved at least ten percent (10%) growth in its EBIT in fiscal year 2015 as compared to fiscal year 2014, and (iii) 16,667 shares on March 31, 2017, so long as the Company has achieved at least ten percent (10%) growth in its EBIT in fiscal year 2016 as compared to fiscal year 2015; and (b) with respect to any shares that otherwise remain unvested pursuant to (a), Mr. Pappas will be able to vest in such shares contingent on the Company’s achievement of certain cumulative EBIT Metrics.  Mr. Pappas will receive all dividends and distributions, if any, paid with respect to the shares of restricted stock he holds, but if any such dividends or distributions are paid in shares of our capital stock, such shares will be subject to the same restrictions on transferability as are the shares of restricted stock with respect to which they were paid.

(9)                                 Stock options were granted to Ms. Puleo effective July 26, 2010 and February 11, 2013 vesting at the rate of 20% per year on each of the first through fifth anniversaries of July 26, 2010 and February 11, 2013, respectively, or immediately upon a change in control (as defined in the Stockholders Agreement). Additional Stock options were granted to Ms. Puleo effective July 3, 2013 vesting at the rate of 25% per year on each of the first through fourth anniversaries of July 3, 2013, or immediately upon a change in control (as defined in the Stockholders Agreement). Ms. Puleo’s restricted stock awards vest 25% on each of the first through fourth anniversaries of July 3, 2013.  Ms. Puleo will receive all dividends and distributions, if any, paid with respect to the shares of restricted stock she holds, but if any such dividends or distributions are paid in shares of our capital stock, such shares will be subject to the same restrictions on transferability as are the shares of restricted stock with respect to which they were paid.  Ms. Puleo separated from the Company on March 9, 2014.  Pursuant to the terms of the Equity Incentive Plan, she has 60 days from that date to exercise any of her vested stock options; her unvested stock options terminated on her separation date.

(10)                          Mr. Crombie retired from the Company on July 27, 2013.  Pursuant to the terms of the Equity Incentive Plan, he had 60 days from that date to exercise any of his vested stock options; his unvested stock options terminated on his separation date.

(11)                          Mr. Zhu left the Company on November 15, 2013.   Pursuant to the terms of the Equity Incentive Plan, he had 60 days from that date to exercise any of his vested stock options; his unvested stock options terminated on his separation date.

Option Exercises and Stock Vested for Fiscal 2013

The following table shows the number of stock options exercised by our Named Executive Officers and stock awards held by our Named Executive Officers that vested during fiscal year 2013.

	Options Awards			Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)		Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Carl S. Rubin	—	$—		—	$—
Chief Executive Officer

Lewis S. Klessel	—	$—		—	$—
Former Member of the Interim Office of the Chief Executive Officer and Interim Chief Operating Officer

Charles M. Sonsteby	—	$—		7,640	$166,399	(1)
Chief Administrative Officer and Chief Financial Officer

Thomas C. DeCaro	—	$—		—	$—
Executive Vice President - Supply Chain

Philo T. Pappas	—	$—		2,342	$63,070	(2)
Executive Vice President - Category Management

Paula A. Puleo	—	$—		—	$—
Former Executive Vice President - Chief Marketing Officer

Nicholas E. Crombie	389,704	$3,655,589	(3)	—	$—
Former Executive Vice President - Store Operations

Weizhong “Wilson” Zhu	384,208	$4,569,421	(4)	—	$—
Former Executive Vice President - Private Brands & Global Sourcing

(1)         The shares were valued at $21.78 per share on the October 4, 2013 vesting date for Mr. Sonsteby’s restricted shares.

(2)         The shares were valued at $26.93 per share on the April 17, 2013 vesting date for Mr. Pappas’s restricted shares.

(3)         The shares were valued at $20.51 per share on Mr. Crombie’s exercise date of July 31, 2013.

(4)   The shares were valued at $22.96 per share on Mr. Zhu exercise date of January 13, 2014.

Pension Benefits for Fiscal 2013

The Company has no defined benefit pension plans.

Nonqualified Deferred Compensation for Fiscal 2013

The Company has no nonqualified deferred compensation plans.

Potential Payments upon Termination or Change of Control

Mr. Rubin, is entitled under his employment agreement, effective March 18, 2013 (the “Rubin Agreement”), to certain benefits in the event of termination. Messrs. Sonsteby, DeCaro and Pappas participate in the OSPP (as described below), which provides for severance payments and benefits upon certain terminations of employment. Prior to their departures during fiscal 2013, Messrs. Crombie and Zhu were entitled to participate in the OSPP but were not eligible for severance benefits under the plan in connection with their separation from the Company.  Ms. Puleo was entitled to, and received, severance payments under the OSPP in connection with her separation effective March 9, 2014.

In addition, in the event of a Corporate Transaction (as defined in the Plan), our Plan provides for a range of possible adjustments to outstanding equity awards, including acceleration of vesting. In the event of a transaction that constitutes a Change of Control (as defined in the Stockholders Agreement and set forth below), each Named Executive Officer, except for Mr. Klessel, would be entitled to acceleration of his equity awards. In addition, our Named Executive Officers, except for Mr. Klessel, may be entitled to accelerated vesting of their respective equity awards upon a termination of employment, depending on the specific circumstance as set forth below. The payments for which the Named Executive Officers are eligible under various circumstances related to a Corporate Transaction, Change of Control, or termination of employment are detailed below; except for (i) Mr. Klessel who was not an employee of the Company and was not entitled to any compensation or severance from the Company and does not participate in the Company’s equity plan; (ii) Ms. Puleo whose actual payments received upon her separation from the Company are described below; (iii) Mr. Crombie, who did not receive any separation payments in connection with his voluntary retirement from the Company on July 27, 2013; and (iv) Mr. Zhu whose actual payments received upon his separation from the Company are described below.

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

Rights and Potential Payments on Termination for Cause, Death, Disability and Voluntary Resignation

Cause.  Each of the Rubin Agreement and the OSPP provides that no payments or benefits are due to a Named Executive Officer in the event of a termination for cause except amounts accrued and payable to such executive through the termination date. Under the Equity Incentive Plan, all stock options (whether vested or unvested) will immediately terminate on a termination of employment for cause.

Death.  Each Named Executive Officer is provided a life insurance policy by the Company with a $1,000,000 benefit, which would be payable to the executive’s beneficiaries upon such executive’s death. The Rubin Agreement provides that his beneficiaries would be further entitled to an amount equal to his pro-rated bonus for the year in which death occurs. Under the Equity Incentive Plan, the executive’s Legal Representative (as defined in each option agreement) has the option within the one-year period following the executive’s termination of employment (or through the option’s expiration date, if earlier) to exercise any vested stock options held by the Named Executive Officer prior to his death. Under the Stockholders Agreement, upon any termination of a Named Executive Officer’s employment by reason of the executive’s death, the executive’s representative or estate has the option to sell to the Company all or any portion of the vested shares of the Common Stock owned by the Named Executive Officer within 60 days after the date of termination, at the fair market value of the shares as of the date they are repurchased. In addition, pursuant to their restricted stock agreements executed prior to fiscal 2013, all of Messrs. Sonsteby’s and Pappas’s unvested restricted stock would vest. Assuming the executive’s death on February 1, 2014, the last day of our fiscal year, and that the executive’s Legal Representative exercised its option to exercise any vested stock options held by the Named Executive Officer at such time and to sell to the Company all of the shares owned by the Named Executive Officer, the estate of each Named Executive Officer would have realized, based on the fair market value of the Common Stock as of fiscal year end $23.66, the following amounts for his or her shares (based on the spread, if any, of the fair market value of the Common Stock as of fiscal year end $23.66 over the value of the applicable exercise prices for the vested options): Carl S. Rubin $0; Charles M. Sonsteby, $4,953,413; Thomas C. DeCaro, $5,532,747; Philo T. Pappas, $4,964,062; and Paula A. Puleo $2,089,012.  As noted above, Mr. Crombie retired from the Company on July 27, 2013 and Mr. Zhu left the Company on November 15, 2013, and in each case exercised their vested stock options prior to the end of fiscal year 2013.

Disability.  The Company provides each Named Executive Officer with an executive long term disability policy for the benefit of such executive, which would afford such executive a right to disability benefits after 90 days of the executive becoming disabled in the amount of 67% of monthly compensation up to $20,000 per month. This benefit generally continues until the disability is resolved or age 65. Under the Rubin Agreement, Mr. Rubin would be further entitled to an amount equal to his pro-rated bonus for the year in which his termination due to disability occurs. During the one-year period following the executive’s termination of employment due to disability (or through the option’s expiration date, if earlier), the executive may exercise any vested stock options held by him prior to his termination. Under the Stockholders Agreement, upon any termination of a Named Executive Officer’s employment by reason of the executive’s disability, the executive or the executive’s representative has the option to sell to the Company all or any portion of the vested shares of the Common Stock owned by the Named Executive Officer within 60 days after the date of termination, at the fair market value of the shares as of the date they are repurchased. In addition, pursuant to their restricted stock agreements executed prior to fiscal 2013, upon disability all of Messrs. Sonsteby’s and Pappas’s unvested restricted stock would vest. Assuming the executive exercised his option to exercise any vested stock options held by him at such time and to sell to the Company all of the shares owned by the Named Executive Officer upon disability on the last day of fiscal 2013, the Named Executive Officer would have received, based on the fair market value of the Common Stock as of fiscal year end $23.66, the following amounts for his or her  shares (based on the spread, if any, of the fair market value of the Common Stock as of fiscal year end $23.66 over the value of the applicable exercise prices for the vested options): Carl S. Rubin, $0; Charles M. Sonsteby, $4,953,413; Thomas C. DeCaro, $5,532,747; Philo T. Pappas, $4,964,062; and Paula A. Puleo $2,089,012.  As noted above, Mr. Crombie retired from the Company on July 27, 2013, and Mr. Zhu left the Company on November 15, 2013, and in each case exercised their vested stock options prior to the end of fiscal year 2013.

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

Rights and Potential Payment Upon a Change of Control or Termination Without Cause or With Good Reason

Rubin Employment Agreement

Pursuant to the Rubin Agreement, if Mr. Rubin’s employment is terminated by the Company without cause or by Mr. Rubin for good reason, then, for the two-year period following the date of termination, he would be entitled, subject to signing an effective release of claims, to receive a severance benefit equal to (i) his base salary at the annual rate in effect on the date of termination, (ii) the amount of his annual target bonus for the year of termination and (iii) continued medical and dental benefits at the Company’s expense. Mr. Rubin’s severance entitlements are also subject to his compliance with certain restrictive covenants, including non-competition, non-hire, and non-solicitation obligations during, and for two years following his employment.

Pursuant to the Rubin Agreement, “cause” means the following events or conditions, as determined by the Board in its reasonable judgment: (i) the willful failure to perform (other than by reason of disability), or gross negligence in the performance of, his material duties and responsibilities to the Company or any of its Affiliates (as defined in the Rubin Agreement), or willful failure to follow or carry out any lawful and reasonable direction of the Board, and the continuance of such willful failure or gross negligence for a period of 25 days after written notice; (ii) the willful material breach of any provision of this Agreement or any other material agreement between Mr. Rubin and the Company or any of its Affiliates and the continuance of such material breach for a period of 25 days after delivery of written notice to the executive; (iii) fraud, embezzlement, theft or other dishonesty with respect to the Company or any of its Affiliates; (iv) the conviction of, or a plea of nolo contendere to, any felony or any other crime involving dishonesty or moral turpitude; and (v) any other conduct that involves a willful and material breach of fiduciary obligation.

The term “good reason” means any of the following, if occurring without Mr. Rubin’s consent or other than for tax or other regulatory reasons: (i) removal of Mr. Rubin from the position of CEO or director of the Company (or a successor corporation), or his removal from a director or officer position of an Immediate Affiliate; (ii) material diminution in the nature or scope of his responsibilities, duties or authority, including the appointment or election of a Board Chairman who is also an executive officer of the Company, other than Mr. Rubin, a change in his direct reporting to the full Board or a change in reporting relationships resulting from the direct or indirect control of the Company (or a successor corporation) by another corporation or other entity or resulting from an acquisition by a person or entity of at least 50% of the equity, property or other assets of the Company or any of its Affiliates; provided, however, that any material diminution of the business of the Company or any of its Affiliates shall not constitute “good reason”; (iii) the material failure of the Company to provide him the base salary and annual bonus opportunity in accordance with the terms of the Rubin Agreement; or (iv) relocation of Mr. Rubin’s office to an area outside of a 50-mile radius from the Company’s current headquarters in Irving, Texas. To qualify as a termination for good reason under the Rubin Agreement, notice to the Company must have been given by Mr. Rubin and the Company must have failed to cure the good reason within 30 days of receiving notice.

In addition to the Rubin Agreement, Mr. Rubin entered into agreements providing for his restricted stock grants and his stock option grant. These agreements provide that in the event of a Change of Control (as defined in the Stockholders Agreement), all of Mr. Rubin’s restricted stock and stock options will immediately vest.

The Rubin Agreement provides no Change of Control severance benefits.

Zhu Agreement

In connection with Mr. Zhu’s departure, the Company entered into a separation agreement with Mr. Zhu on November 15, 2013, whereby Mr. Zhu will receive (i) his earned pro-rated bonus for fiscal year 2013 pursuant to the Bonus Plan, under established bonus criteria associated with the Bonus Plan, on the same terms as that paid to other executive officers of the Company; and (ii) a cash amount, less any applicable withholdings, equal to: (x) the difference between the per share fair market value of Parent’s common stock on July 2, 2014 and $21.78 per share, (y) multiplied by 69,984, such payment subject to a $250,000 cap and payable in July 2014.  As consideration for the Company’s entry into such agreement, the agreement contained a release of claims against the Company by Mr. Zhu, as well as other typical restrictive covenants relating to his departure.

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

•     a pro-rated targeted annual bonus for the year of termination; and

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

Equity Plans

Each of the Named Executive Officers currently employed with the Company has entered into a stock option agreement and a restricted stock award agreement that provides for vesting upon a Change of Control (as defined in the Stockholders Agreement). Had a Change of Control occurred on the last day of fiscal 2013, each Named Executive Officer would have realized the following values for their options, including those vesting in the Change of Control, (based on the spread, if any, of the fair market value of the Common Stock as of fiscal year end $23.66 over the value of the applicable exercise prices for the options): Carl S. Rubin $4,000,000; Charles M. Sonsteby $7,012,045; Thomas C. DeCaro, $5,881,383; Philo T. Pappas, $5,989,339; and Paula A. Puleo $3,702,606. Had a Change of Control occurred on the last day of fiscal 2013, each Named Executive Officer would have realized the following values for their unvested restricted shares, including those vesting in the Change of Control: Carl S. Rubin $5,358,588; Charles M. Sonsteby $756,174; Thomas C. DeCaro, $160,888; Philo T. Pappas, $2,664,873; and Paula A. Puleo $243,461.

Estimated Separation Payments

The table below reflects the amount of compensation payable in the event of an involuntary termination without cause or resignation for good reason to (i) Mr. Rubin under his employment agreement, and (ii) each of the other Named Executive Officers, other than Messrs. Klessel (who was not an employee of the Company and was not entitled to any compensation or severance from the Company and does not participate in the Company’s equity plan), Crombie (who did not receive any separation payments in connection with his voluntary retirement from the Company on July 27, 2013) and Zhu and Ms. Puleo, under the OSPP described above and, in the case of Messrs. Sonsteby and Pappas, their restricted stock agreements entered into prior to fiscal 2013 (solely in respect of an involuntary termination without cause). The amounts shown in the table for the Named Executive Officers, other than Messrs. Klessel, Crombie and Zhu and Ms. Puleo, assume that the executive’s termination was effective as of the last day of the fiscal year, February 1, 2014 and have been determined, where applicable, using a price of $23.66 per share of Common Stock, the fair market value of our Common Stock on such date. The actual amounts, or value, to be paid to these Named Executive Officers can only be determined at the time of such executive’s separation from the Company.  For Ms. Puleo, the amounts shown are the actual amounts she was paid, or entitled to, as a result of her separation, effective as of March 9, 2014, as well as amounts expected to be paid pursuant to the OSPP for continuing benefits during her 18 month severance period.  For Mr. Zhu, the amounts shown are the actual amounts he was paid, or entitled to, in connection with his separation agreement with the Company.

Executive	Executive Payments and Benefits upon Termination Without Cause or by Executive with Good Reason ($)
Carl S. Rubin
Salary	$2,200,000
Bonus	1,100,000
Welfare Benefits	30,557	(2)
Total	$3,330,557

Charles M. Sonsteby
Salary	$1,066,663
Bonus	497,776
Restricted Stock	361,524
Welfare Benefits	14,754	(2)
Total	$1,940,717

Thomas C. DeCaro
Salary	$590,155
Bonus	196,718
Welfare Benefits	22,917	(2)
Total	$809,790

Philo T. Pappas
Salary	$647,846
Bonus	215,949
Restricted Stock	55,412
Welfare Benefits	22,917	(2)
Total	$942,124

Paula A. Puleo
Salary	$543,000
Bonus	14,281	(3)
Welfare Benefits	6,013	(2)
Total	$563,294

Weizhong “Wilson” Zhu (1)
Salary	$—
Bonus	71,351	(4)
Welfare Benefits	—
Totals	$71,351

(1)                   In connection with Mr. Zhu’s separation agreement with the Company, Mr. Zhu is additionally entitled to receive a cash amount, less any applicable withholdings, equal to: (x) the difference between the per share fair market value of Parent’s common stock on July 2, 2014 and $21.78 per share, (y) multiplied by 69,984, such payment subject to a $250,000 cap and payable in July 2014.

(2)                   Represents the estimated value of the Company paid portion of the premium for executive’s medical and dental for the salary continuation period.

(3)                   Represents Ms. Puleo’s pro-rated targeted annual bonus for fiscal 2014 Pursuant to the Bonus Plan, Ms. Puleo received her full earned bonus for fiscal 2013 under the terms of Bonus Plan.

(4)                   Represents Mr. Zhu’s earned pro-rated bonus for fiscal year 2013 pursuant his separation agreement with the Company.

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

In addition, upon termination of a Named Executive Officer’s employment for any reason, the Company has the option to purchase all or any portion of the executive’s shares that were originally purchased from the Company, at the fair market value of the shares. If the Company elects to purchase the executive’s shares, it must deliver notice to the executive no later than 240 days after (but not before the date that is one day after the six-month anniversary of) the later of (i) the date of termination or (ii) the exercise of any option originally granted to the executive or the date upon which any unvested shares granted to the executive become vested shares. With respect to those shares issued to a Named Executive Officer directly or indirectly pursuant to an incentive plan, the Company may purchase all or any portion of the executive’s shares at the fair market value of the shares (upon delivery of the notice as described in the immediately preceding sentence), if the executive’s employment is terminated due to death, disability, by the Company without cause or by the executive for good reason (or in circumstances in which the Company would have no grounds to terminate the executive for cause). If the Named Executive Officer’s employment is terminated by the Company for cause, the Company may purchase all or any portion of the executive’s shares at the lesser of the cost or the fair market value of the shares. The Company’s repurchase rights described herein will expire on the earlier of a Change of Control and an initial public offering, and as a result will expire upon the offering.

Assuming the Company exercised its option to repurchase at fair market value, the vested or purchased shares held by the Named Executive Officers on the last day of fiscal 2013, the Named Executive Officers would have received, based on the fair market value of the Common Stock as of fiscal year end $23.66, the following amounts for their shares: Carl S. Rubin, $0; Charles M. Sonsteby $542,287; Thomas C. DeCaro, $630,941; Philo T. Pappas, $221,647; Paula A. Puleo, $0; Nicholas E. Crombie $126,179; and Weizhong “Wilson” Zhu $3,035,980.

Director Compensation for Fiscal 2013

Except for Mr. Mahoney, directors are not paid any fees by the Company for services as directors, and they do not receive reimbursement for their expenses from the Company. Mr. Mahoney receives annual retainers of $50,000 and $10,000 for his service as a Board and Audit Committee member, respectively, and $1,500 and $750 for in person and telephonic attendance, respectively, at Board and Audit Committee meetings in excess of ten aggregate meetings in a fiscal year. Mr. Mahoney also received a restricted stock grant valued at $100,000 on the date of grant, to be fully vested on the one year anniversary of the date of grant, for shares of the Common Stock.

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

PART III

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS AND MANAGEMENT OWNERSHIP

The following table describes the beneficial ownership of Parent’s Common Stock, as of April 25, 2014 by each person known to the Company to beneficially own more than five percent of Parent’s Common Stock, each director, each executive officer named in the “Summary Compensation Table,” and all directors and executive officers as a group. The number of shares of Common Stock outstanding used in calculating the percentage for each listed person includes the shares of Common Stock underlying options beneficially owned by that person that are exercisable within 60 days following April 25, 2014. The beneficial ownership percentages reflected in the table below are based on 119,186,533 shares of Parent’s common stock outstanding as of April 25, 2014.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Josh Bekenstein (2)(X)	—	*
Todd M. Cook (2)(Y)	—	*
Jill A. Greenthal (3)	—	*
Lewis S. Klessel (2)(Y)	—	*
Matthew S. Levin (2)(Y)	—	*
John J. Mahoney (4)	—	*
James A. Quella (3)	—	*
Peter F. Wallace (5)	—	*
Carl S. Rubin (6)	476,483	*
Charles M. Sonsteby (7)	395,467	*
Thomas C. DeCaro (8)	398,592	*
Philo T. Pappas (9)	487,876	*
Paula A. Puleo (10)	229,897	*
Nicholas E. Combie (11)	5,333	*
Weizhong “Wilson” Zhu (12)	128,317	*
Michaels Holdings LLC (2) (4)	110,373,482	92.7%
Bain Capital Investors, LLC and related funds (2)	110,373,482	92.7%
Affiliates of The Blackstone Group, LP (4)	110,373,482	92.7%
Highfields Capital Management, LP and related funds (13)	7,333,250	6.2%
All current directors and executive officers as a group (17 persons) (14)	2,832,781	2.0%

*                           Less than one percent.

(1)                   Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.  Percentage of beneficial ownership by a person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days.  Unless otherwise indicated, the number of shares shown includes outstanding shares of common stock owned as of March 11, 2014 by the person indicated.

(2)                   Includes the 110,373,482 shares owned by Michaels Holdings LLC.  Bain Capital Integral Investors 2006 LLC, a Delaware limited liability company (“Integral 2006”), and BCIP TCV, LLC, a Delaware limited liability company (“TCV”), hold, in the aggregate, 50% of the membership interests in Michaels Holdings LLC, Bain Capital Investors, LLC, a Delaware limited liability company (“BCI”), is the administrative member of each of Integral 2006 and TCV (collectively, the “Bain Capital Entities”).  As a result of the relationships described above, each of the Bain Capital Entities and BCI may be deemed to share beneficial ownership of the shares held by Michaels Holdings LLC.  The governance, investment strategy and decision-making process with respect to investments held or controlled by BCI is directed by BCI’s Global Private Equity Board (“GPEB”), which is comprised of the following individuals:  Steven Barnes, Joshua Bekenstein, John Connaughton, Paul Edgerley, Stephen Pagliuca, Michel Plantevin, Dwight Poler, Jonathan Zhu and Steven Zide.  By virtue of the relationships described above, GPEB may be deemed to exercise voting and dispositive power with respect to the shares held by the Bain Capital Entities.  Each of the members of GPEB disclaims beneficial ownership of such shares to the extent attributed to such member soley by virtue of serving on GPEB.  The principal business address of each of the Bain Capital Entities is c/o Bain Capital Partners, LLC, John Hancock Towere, 200 Clarendon Street, Boston, Massachusetts 02116.

(X)   Does not include shares indirectly held by the Bain Capital Entities.  Mr. Bekenstein is a Managing Director of BCI and a member of GPEB and as a result, by virtue of the relationships described in footnote 2 above, may be deemed to share beneficial ownership of the common shares indirectly held by each of the Integral 06 and TCV via their respective membership interest in Michaels Holdings, LLC.  The address of Mr. Bekenstein is c/o Bain Capital Partners, LLC, John Hancock Tower, 200 Clarendon Street, Boston, MA 02116.

(Y)   Does not include shares indirectly held by the Bain Capital Entities.  Each of Messr. Cook, Klessel and Levin is a Managing Director of BCI and as a result, by virtue of the relationships described in footnote 2 above, may be deemed to share beneficial ownership of the common shares indirectly held by each of Integral 06 and TCV via their respective membership interest in Michaels Holdings, LLC.  The address of Messrs. Cook, Klessel and Levin is c/o Bain Capital Partners, LLC, John Hancock Tower, 200 Clarendon Street, Boston, MA 02116.

(3)                   The addresses of Ms. Greenthal and Mr. Quella are 345 Park Avenue, New York, New York 10154.

(4)                   The address of Mr. Mahoney is 35 Draper Road, Dover, Massachusetts 02030.

(5)                   Includes the 110,373,482 shares owned by Michaels Holdings LLC over which affiliates of The Blackstone Group L.P. may be deemed, as a result of their ownership of 50% of Michaels Holdings LLC’s total outstanding shares and certain provisions of Michaels Holdings LLC’s operating agreement, to have shared voting and dispositive power.  Includes 41,666,193 shares of our Common Stock owned by Blackstone Capital Partners V L.P. (“BCP V”), 9,529,523 shares of our Common Stock owned by BCP V-S L.P. (“BCP V-S”), 1,822,785 shares of our Common Stock owned by Blackstone Family Investment Partnership V L.P. (“Family”), 126,669 shares of our Common Stock owned by Blackstone Participation Partnership V L.P. (“Participation”),1,857,869 shares of our Common Stock owned by BCP V Co-Investors L.P. (“BCP Co-Investors”) and 183,699 shares of our Common Stock owned by Blackstone Family Investment Partnership V-A L.P.(“Family-SMD”) (collectively, the “Blackstone Funds”).  The general partner of BCP V, BCP V-S and BCP Co-Investors is Blackstone Management Associates V L.L.C.  BMA V L.L.C. is the sole member of Blackstone Management Associates V L.L.C.  BCP V Side-by-Side GP L.L.C. is the general partner of Family and Participation.  Blackstone Holdings III L.P. is the managing member and majority in interest owner of BMA V L.L.C. and the sole member of BCP V Side-by-Side GP L.L.C.  The general partner of Blackstone Holdings III L.P. is Blackstone Holdings III GP L.P.  The general partner of Blackstone Holdings III GP L.P. is Blackstone Holdings III GP Management L.L.C.  The sole member of Blackstone Holdings III GP Management L.L.C. is The Blackstone Group L.P.  The general partner of The Blackstone Group L.P. is Blackstone Group Management L.L.C.  Blackstone Group Management L.L.C. is wholly owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman.  The general partner of Family-SMD is Blackstone Family GP L.L.C., which is controlled by its founder Mr. Schwarzman.  Each of such Blackstone entities and Mr. Schwarzman may be deemed to beneficially own the shares beneficially owned by the Blackstone Funds directly or indirectly controlled by it or him, but each (other than the Blackstone Funds to the extent of their direct holdings) disclaims beneficial ownership of such shares.  The address for each of the Blackstone related entities named herein and Mr. Schwarzman is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York, 10154.

(6)                   Includes 250,000 stock options that vested on March 18, 2014.

(7)                   Includes 113,529 stock options that vested on October 4, 2011, 113,529 stock options that vested on October 4, 2012, and 113,529 stock options that vested on October 4, 2013.

(8)                   Includes 143,998 stock options that vested on July 2, 2009, 62,037 stock options that vested on July 2, 2010, 62,039 stock options that vested on July 2, 2011, 62,039 stock options that vested on July 2, 2012, and 62,039 stock options that vested on July 2, 2013.

(9)                   Includes 12,618 stock options that vested on July 2, 2009, 88,313 stock options that vested on July 2, 2010, 88,315 stock options that vested on July 2, 2011, 88,315 stock options that vested on July 2, 2012, and 88,315 stock options that vested on July 2, 2013.

(10)            Includes 56,774 stock options that vested on March 8, 2011, 56,774 stock options that vested on March 8, 2012, 56,774 stock options that vested on March 8, 2013, 2,800 stock options that vested on February 11, 2014, and 56,774 stock options that vested on March 8, 2014. Ms. Puleo separated from the Company on March 9, 2014, and pursuant to the terms of the Equity Incentive Plan has 60 days from that date to exercise any of her vested stock options.

(11)            Mr. Crombie retired from the Company on July 27, 2013.

(12)            Mr. Zhu left the Company on November 15, 2013.

(13)            Investment and voting decisions for Highfields and its related funds are made by Jonathon S. Jacobson, Chief Executive Officer and Chief Investment Officer of Highfields. Mr. Jacobson disclaims beneficial ownership of any shares beneficially owned by Highfields and its related funds except to the extent of his pecuniary interest therein. The address of Mr. Jacobson, Highfields and its related funds is 200 Clarendon Street, Boston, Massachusetts 02116.

(14)            Consistent with the disclaimers of beneficial ownership of Messrs. Bekenstein, Cook, Klessel, Levin and Wallace contained in notes (2) and (5) above, this number does not include the 110,373,482 shares of Michaels common stock that may be deemed to be beneficially owned by each of (a) Bain Capital Investors, LLC and related funds and (b) affiliates of The Blackstone Group.  The total includes 2,373,681 vested options or options that will vest within 60 days of April 25, 2014, held by executive officers of the Company.

EQUITY COMPENSATION PLAN INFORMATION

On July 22, 2013, the Board of Directors and stockholders approved The Michaels Companies, Inc. Equity Incentive Plan, as well as certain specific grants under the plan to key employees.  In addition, the stockholders granted the Board authority to make plan grants to other eligible participants in the future, which has occurred.  The following table gives information about equity awards under the above-mentioned plan as of April 11, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,051,274	$13.19	2,112,031
Equity compensation not approved by security holders	N/A	N/A	N/A
Total	8,051,274	$13.19	2,112,031

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

In connection with the completion of the Merger, we entered into management agreements with the Sponsors pursuant to which the Sponsors provide management services to us until December 31, 2016, with evergreen extensions thereafter. Pursuant to these agreements, the Sponsors receive an aggregate annual management fee in the amount of $12.0 million and reimbursement for out-of-pocket expenses in connection with the provisions of services pursuant to the agreements. In fiscal 2013, we paid the Sponsors $12.7 million in management fees and reimbursements. The management agreements contain customary exculpation and indemnification provisions in favor of the Sponsors. The management agreements may be terminated by the Sponsors at any time and terminate automatically upon an initial public offering or a change of control, unless we and the Sponsors determine otherwise.

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

Investment funds advised by Bain Capital own an approximate 48% equity position in LogicSource, an external vendor we utilize for print procurement services. Payments associated with this vendor during fiscal 2013 were $5.3 million.  We currently anticipate that our payments to this vendor in fiscal 2014 will be commensurate with those in fiscal 2013.

Investment funds advised by Bain Capital own an approximate 14% equity position in Sungard, an external vendor we utilize for certain integrated software and processing services. The Blackstone Group owns an approximate 13% equity position in Sungard. Payments associated with this vendor during fiscal 2013 were $0.3 million. We currently anticipate that our payments to this vendor in fiscal 2014 will be commensurate with those in fiscal 2013.

The Blackstone Group owns an approximate 68% equity position in RGIS, an external vendor we utilize to count our store inventory. Payments associated with this vendor during fiscal 2013 were $5.6 million. We currently anticipate that our payments to this vendor in fiscal 2014 will be commensurate with those in fiscal 2013.

The Blackstone Group owns an approximate 67% equity position in Vistar, an external vendor we utilize for all of the candy-type items in our stores.  Payments associated with this vendor during fiscal 2013 were $24.0 million. We currently anticipate that our payments to this vendor in fiscal 2014 will be commensurate with those in fiscal 2013.

The Blackstone Group owns an approximate 77% equity position in Brixmor Properties Group, a vendor we utilize to lease certain properties. Payments associated with this vendor during fiscal 2013 were $3.8 million. We currently anticipate that our payments to this vendor in fiscal 2014 will be commensurate with those in fiscal 2013.

The Company is a party to an employer health program agreement with Equity Healthcare, LLC (“Equity Healthcare”), an affiliate of The Blackstone Group. Equity Healthcare negotiates with providers of standard administrative services for health benefit plans as well as other related services for cost discounts and quality of service monitoring capability by Equity Healthcare.  Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms for providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis.  In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to us, we pay Equity Healthcare a fee of $2.50 per participating employee per month (“PEPM Fee”).  As we had approximately 4,900 employees enrolled in health and welfare benefit plans as of February 1, 2014, the annual amount payable under the agreement would be approximately $0.2 million.

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

The Blackstone Group owns an approximate 76% equity position in Hilton Hotels, an external vendor we utilize for hospitality services. Payments associated with this vendor during fiscal 2013 were $0.1 million. We currently anticipate that our payments to this vendor in fiscal 2014 will be commensurate with those in fiscal 2013.

The Blackstone Group owns an approximate 99% equity position in La Quinta, an external vendor we utilize as our preferred hotel provider. Payments associated with this vendor during fiscal 2013 were minimal.  We currently anticipate that our payments to this vendor in fiscal 2014 will be commensurate with those in fiscal 2013.

Our current directors (other than Jill A. Greenthal, John J. Mahoney, James A. Quella and Carl S. Rubin) are affiliates of Bain Capital or The Blackstone Group. As such, some or all of such directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain Capital and The Blackstone Group. As of February 1, 2014, affiliates of The Blackstone Group held $31 million of our Restated Term Loan Credit Facility.

The Company, to date, has not adopted any formal policies or procedures for the review, approval or ratification of certain related-party transactions that may be required to be reported under the SEC disclosure rules. However, the Board believes that the transactions described in this Item 13 were on an arms-length basis and in the best interests of the stockholder.

As discussed in Item 10 above, each of the members of our Board (other than Jill Greenthal, John J. Mahoney, James A. Quella and Carl S. Rubin) is affiliated with the Sponsors and our Board has not determined whether any of our directors are independent. See “Item 10. Directors, Executive Officers and Corporate Governance.”

ITEM 14.  Principal Accountant Fees and Services.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S FEES

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of Michaels’ annual financial statements for each of fiscal 2013 and 2012, and fees billed for other services rendered by Ernst & Young LLP (in thousands).

	2013	2012
Audit fees (1)	$1,436	$1,443
Audit-related fees (2)	41	59
Tax fees (3)	300	13
Other(4)	2	2

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

(2)              Audit-related fees for fiscal 2013 and fiscal 2012 consist principally of fees related to employee benefit plans and statutory audits.

(3)              Tax fees consist principally of tax compliance fees.

(4)              Other includes fees for EY online, an online accounting guidance search tool.

The Audit Committee Charter requires that the Audit Committee pre-approve all audit and non-audit engagements, fees, terms and services in a manner consistent with the Sarbanes-Oxley Act of 2002 and all rules and applicable listing standards promulgated by the SEC, except if (i) the aggregate amount of all such non-audit services provided to Michaels constitutes not more than 5% of the total amount of fees paid by Michaels to its independent registered public accounting firm during the fiscal year in which the non-audit services are provided, (ii) such services were not recognized by Michaels at the time of engagement to be non-audit services, and (iii) such services were promptly brought to the attention of the Audit Committee and approved by the Audit Committee prior to completion of the audit.  The Audit Committee Charter permits the Audit Committee, at the time of the annual audit engagement, to pre-approve audit fees of up to 15% of the engagement fees for unanticipated additional audit costs within the scope of the audit, subject to the approval, before or after such additional costs are incurred, by the Chairman of the Audit Committee or any other member of the Audit Committee to whom the Audit Committee delegates such authority. The services performed by Ernst & Young LLP in fiscal 2013 and 2012 were approved in accordance with the policies and procedures established by the Audit Committee.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Michaels Stores, Inc.

We have audited Michaels Stores, Inc.’s (the Company) internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Michaels Stores, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting (see Item 9A). Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Michaels Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of February 1, 2014 and February 2, 2013 and the related consolidated statements of comprehensive income, stockholders’ deficit and cash flows for the three years in the period ended February 1, 2014 and our report dated April 29, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, TX
April 29, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Michaels Stores, Inc.

We have audited the accompanying consolidated balance sheets of Michaels Stores, Inc. (the Company) as of February 1, 2014 and February 2, 2013 and the related consolidated statements of comprehensive income, stockholders’ deficit and cash flows for each of the three years in the period ended February 1, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michaels Stores, Inc. at February 1, 2014 and February 2, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 1, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Michaels Stores, Inc.’s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated April 29, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, TX
April 29, 2014

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions except share data)

	February 1,	February 2,
	2014	2013
ASSETS
Current assets:
Cash and equivalents	$234	$56
Merchandise inventories	901	862
Prepaid expenses and other	95	86
Receivable from Parent	2	—
Deferred income taxes	39	37
Income tax receivables	2	3
Total current assets	1,273	1,044
Property and equipment, at cost	1,600	1,502
Less accumulated depreciation and amortization	(1,242)	(1,164)
Property and equipment, net	358	338
Goodwill	94	94
Debt issuance costs, net of accumulated amortization of $54 at February 1, 2014, and February 2, 2013	37	46
Deferred income taxes	28	30
Long-term receivable from Parent	8	—
Other assets	3	3
Total non-current assets	170	173
Total assets	$1,801	$1,555

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$368	$263
Accrued liabilities and other	377	367
Share-based compensation liability	—	35
Current portion of long-term debt	16	150
Dividend payable to Holdings	30	—
Deferred income taxes	1	4
Income taxes payable	42	37
Total current liabilities	834	856
Long-term debt	2,878	2,891
Deferred income taxes	2	2
Share-based compensation liability	—	27
Other long-term liabilities	88	83
Total long-term liabilities	2,968	3,003
Total liabilities	3,802	3,859
Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.10 par value, 100 shares authorized; 100 shares issued and outstanding at February 1, 2014 and February 2, 2013	—	—
Additional paid-in-capital	124	49
Accumulated deficit	(2,125)	(2,359)
Accumulated other comprehensive income	—	6
Total stockholders’ deficit	(2,001)	(2,304)
Total liabilities and stockholders’ deficit	$1,801	$1,555

See accompanying Notes to Consolidated Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Fiscal Year
	2013	2012	2011
Net sales	$4,570	$4,408	$4,210
Cost of sales and occupancy expense	2,748	2,643	2,532
Gross profit	1,822	1,765	1,678
Selling, general, and administrative expense	1,169	1,132	1,090
Share-based compensation	23	15	33
Impairment of intangible assets	—	8	—
Related party expenses	14	13	13
Store pre-opening costs	5	5	4
Operating income	611	592	538
Interest expense	183	245	254
Refinancing costs and losses on early extinguishments of debt	14	33	18
Other (income) and expense, net	2	(1)	9
Income before income taxes	412	315	257
Provision for income taxes	148	115	100
Net income	$264	$200	$157

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(6)	—	(1)
Comprehensive income	$258	$200	$156

See accompanying Notes to Consolidated Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Fiscal Year
	2013	2012	2011
Operating activities:
Net income	$264	$200	$157
Adjustments:
Depreciation and amortization	106	97	101
Share-based compensation	34	21	41
Debt issuance costs amortization	9	14	17
Accretion of long-term debt	(1)	—	35
Change in fair value of contingent consideration	—	—	(4)
Change in fair value of interest rate cap	—	—	5
Refinancing costs and losses on early extinguishments of debt	14	33	18
Impairment of intangible assets	—	8	—
Changes in assets and liabilities:
Merchandise inventories	(38)	(21)	(19)
Prepaid expenses and other	(8)	(7)	(7)
Deferred income taxes	(3)	(2)	21
Accounts payable	102	(35)	38
Accrued interest	(8)	(10)	—
Accrued liabilities and other	(12)	(16)	5
Income taxes	5	18	(9)
Other long-term liabilities	4	(1)	10
Net cash provided by operating activities	468	299	409

Investing activities:
Additions to property and equipment	(112)	(124)	(109)
Net cash used in investing activities	(112)	(124)	(109)

Financing activities:
Borrowings on Restated Term Loan Credit Facility	—	1,640	—
Repayments on senior secured term loan facility	(12)	(1,996)	(50)
Borrowings on asset-based revolving credit facility	389	322	145
Payments on asset-based revolving credit facility	(390)	(321)	(145)
Issuance of senior notes due 2018	—	213	—
Repurchase of subordinated discount notes due 2016	—	(315)	(170)
Repurchase of senior subordinated notes due 2016	(403)	—	(7)
Issuance of senior subordinated notes due 2020	260	—	—
Payment of debt issuance costs	(3)	(13)	(7)
Payment of refinancing costs	(2)	(12)	—
Payment of capital leases	(3)	(3)	—
Change in cash overdraft	(4)	(5)	(14)
Payments on behalf of Parent and other	(10)	—	—
Net cash used in financing activities	(178)	(490)	(248)

Net increase (decrease) in cash and equivalents	178	(315)	52
Cash and equivalents at beginning of period	56	371	319
Cash and equivalents at end of period	$234	$56	$371

Supplemental Cash Flow Information:
Cash paid for interest	$183	$239	$201
Cash paid for income taxes	$145	$108	$86

See accompanying Notes to Consolidated Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Years Ended February 1, 2014

(In millions except share data)

					Accumulated
			Additional		Other
	Number of	Common	Paid-in	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total

Balance at January 29, 2011	100	$—	$55	$(2,716)	$7	$(2,654)
Net income	—	—	—	157	—	157
Foreign currency translation and other	—	—	—	—	(1)	(1)
Reclass to share-based compensation liability	—	—	(4)	—	—	(4)
Share-based compensation	—	—	1	—	—	1
Balance at January 28, 2012	100	—	52	(2,559)	6	(2,501)
Net income	—	—	—	200	—	200
Share-based compensation	—	—	(3)	—	—	(3)
Balance at February 2, 2013	100	—	49	(2,359)	6	(2,304)
Net income	—	—	—	264	—	264
Foreign currency translation and other	—	—	—	—	(6)	(6)
Share-based compensation	—	—	13	—	—	13
Investment from Parent	—	—	14	—	—	14
Dividend declared	—	—	—	(30)	—	(30)
Reclass from share-based compensation liability	—	—	49	—	—	49
Repurchase of stock	—	—	(1)	—	—	(1)
Balance at February 1, 2014	100	$—	$124	$(2,125)	$—	$(2,001)

See accompanying Notes to Consolidated Financial Statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of Business

Michaels Stores, Inc. owns and operates a chain of specialty retail stores in 49 states and Canada featuring arts, crafts, framing, floral, home décor and seasonal merchandise for the hobbyist and do-it-yourself home decorator. Our wholly-owned subsidiary, Aaron Brothers, Inc., operates a chain of framing and art supply stores located in nine states. All expressions of the “Company”, “us”, “we”, “our”, and all similar expressions are references to Michaels Stores, Inc. and our consolidated, wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Fiscal Year

We report on the basis of a 52-week or 53-week fiscal year, which ends on the Saturday closest to January 31. References to fiscal year mean the year in which that fiscal year began. Fiscal 2013 ended on February 1, 2014, fiscal 2012 ended on February 2, 2013, and fiscal 2011 ended on January 28, 2012. Fiscal 2013 contained 52 weeks, while fiscal 2012 contained 53 weeks and fiscal 2011 contained 52 weeks.

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

Foreign Currency Translation

The functional currency of our Canadian operations is the Canadian dollar. Translation adjustments result from translating our Canadian subsidiary’s financial statements into U.S. dollars. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Translation adjustments are recorded as a component of Accumulated other comprehensive income in our Consolidated Statements of Stockholders’ Deficit. Transaction gains and losses are recorded as a part of Other (income) and expense, net in our Consolidated Statements of Comprehensive Income. The cumulative translation adjustment in fiscal 2013 was less than $1 million, net of deferred taxes of less than $1 million, in fiscal 2012, the cumulative translation adjustment was $7 million, net of deferred taxes of $1 million and in fiscal 2011 was $6 million, net of deferred taxes of $2 million. In fiscal 2013, fiscal 2012, and fiscal 2011, we recorded net transaction losses of $2 million, net transaction gains of $1 million and net transaction losses of $4 million, respectively, related to foreign currency exchange rates.

Cash and Equivalents

Cash and equivalents are comprised of cash, money market mutual funds, and short-term interest bearing securities with original maturities of three months or less and $25 million and $22 million of credit card clearing accounts as of February 1, 2014 and February 2, 2013, respectively. Cash equivalents are carried at cost, which approximates fair value. We record interest income earned from our cash and equivalents as a component of Other (income) and expense, net, in our financial statements. In fiscal 2013, fiscal 2012 and fiscal 2011, we had less than $1 million of interest income.

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

Vendor allowances, which primarily represent volume rebates and cooperative advertising funds, are recorded as a reduction to the cost of the merchandise inventories and a subsequent reduction in cost of sales when the inventory is sold. We generally earn vendor allowances as a percentage of certain merchandise purchases with no minimum purchase requirements. Typically, our vendor allowance programs extend for a period of 12 months. We recognized vendor allowances of $102 million, or 2.2% of Net sales, in fiscal 2013, $110 million, or 2.5% of Net sales, in fiscal 2012, and $115 million, or 2.7% of Net sales, in fiscal 2011. During the three fiscal years ended February 1, 2014, the number of vendors from which vendor allowances were received ranged from approximately 620 to 660.

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

We routinely identify merchandise that requires some price reduction to accelerate sales of the product. The need for this reduction is generally attributable to clearance of seasonal merchandise or product that is being displaced from its assigned location in the store to make room for new merchandise. Additional SKUs that are candidates for repricing are identified using our perpetual inventory data. In each case, the appropriate repricing is determined at our corporate support center. Price changes are transmitted electronically to the store and instructions are provided to our stores regarding product placement, signage, and display to ensure the product is effectively cleared.

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

Buildings	30
Leasehold improvements	10	*
Fixtures and equipment	8
Computer equipment	5
Software for mobile applications	1 - 3

*We amortize leasehold improvements over the lesser of the useful life of the asset or the remaining lease term of the underlying facility.

Capitalized Software Costs

We capitalize certain costs related to the acquisition and development of internal use software that is expected to benefit future periods. These costs are being amortized on a straight-line basis over the estimated useful life, which is generally five years. As of February 1, 2014 and February 2, 2013, we had unamortized capitalized software costs of approximately $91 million and $86 million, respectively. These amounts are included in Property and equipment, net on the Consolidated Balance Sheets. Amortization of capitalized software costs totaled approximately $46 million, $36 million and $30 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

Goodwill

Under the provisions of Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other, we review goodwill for impairment each year in the fourth quarter, or more frequently if required. In conducting our impairment review, we elect to first perform a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) the fair values of our reporting unit are less than its carrying value. Factors used in our qualitative assessment include, but are not limited to, macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, company and reporting unit specific events, and the margin between the fair value and carrying value in recent valuations.

If, after assessing the totality of events or circumstances such as those described above, we determine that it is more likely than not that the fair value of our reporting unit is greater than its carrying amount, no further action is required. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we will compare the reporting unit’s carrying value to its estimated fair value, determined through estimated discounted future cash flows and market-based methodologies. If the carrying value exceeds the estimated fair value, we determine the fair value of all assets and liabilities of the reporting unit, including the implied fair value of goodwill. If the carrying value of goodwill exceeds the implied fair value, we recognize an impairment charge equal to the difference. There are assumptions and estimates underlying the determination of fair value and any resulting impairment loss. Significant changes in these assumptions, or another estimate using different, but still reasonable, assumptions could produce different results. During fiscal 2012, we recognized an impairment charge of $1 million for our online scrapbooking business (“ScrapHD”) goodwill.  See Note 9 to our Consolidated Financial Statement for further information.  During fiscal 2013 and fiscal 2011, there was no impairment charge taken on our goodwill.

Impairment of Long-Lived Assets

We evaluate long-lived assets, other than goodwill and assets with indefinite lives, for indicators of impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. Our evaluation compares the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss would be recognized during that period based on the estimated fair value of the assets. Our impairment analysis contains management assumptions about key variables including sales, growth rate, gross margin, payroll and other controllable expenses. If actual results differ from these estimates, we may be exposed to additional impairment losses that may be material. During fiscal 2013, we recognized an impairment charge on existing stores of $2 million. During fiscal 2012 and 2011, the impairment charge was minimal.

Reserve for Closed Facilities

We maintain a reserve for future rental obligations, carrying costs and other closing costs related to closed facilities, primarily closed and relocated stores. In accordance with ASC 420, Exit or Disposal Cost Obligations, we recognize exit costs for any store closures at the time the store is closed. Such costs are recorded within the Cost of sales and occupancy expense line item on our Consolidated Statements of Comprehensive Income.

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

The following is a detail of account activity related to closed facilities:

	Fiscal Year
	2013	2012	2011
	(In millions)
Balance at beginning of fiscal year	$8	$9	$5
Additions charged to costs and expenses	5	5	7
Payment of rental obligations and other	(8)	(6)	(3)
Balance at end of fiscal year	$5	$8	$9

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

Revenue Recognition

Revenue from sales of our merchandise is recognized when the customer takes possession of the merchandise. Revenue is presented net of point-of-sale coupons, discounts, and sales taxes collected. Sales related to custom framing are recognized when the order is picked up by the customer. We deferred 9 days of custom framing revenue at the end of fiscal 2013, 10 days of custom framing revenue at the end of fiscal 2012 and 13 days of custom framing revenue at the end of fiscal 2011. Our deferral is an estimate based on the number of days for manufacturing, in-store assembly and customer pick-up. As of February 1, 2014, and February 2, 2013, our deferred framing revenue was approximately $9 million and $8 million, respectively.

We allow for merchandise to be returned under most circumstances up to 60 days after purchase and provide a reserve for estimated returns. We use historical customer return behavior to estimate our reserve requirements. As of February 1, 2014, and February 2, 2013, our sales returns reserve was approximately $3 million.

We record a gift card liability on the date we issue the gift card to the customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. The deferred revenue associated with outstanding gift cards increased $3 million from $33 million at February 2, 2013, to $36 million at February 1, 2014. We escheat the value of unredeemed gift cards where required by law. Any remaining liabilities not subject to escheatment are evaluated to determine whether the likelihood of the gift card being redeemed is remote (gift card breakage). We recognize gift card breakage as revenue by applying our estimate of the rate of gift card breakage over the period of estimated performance. Our estimates of the gift card breakage rate are applied to the estimated amount of gift cards that are expected to go unused, that are not subject to escheatment and are based on customers’ historical redemption rates and patterns, which may not be indicative of future redemption rates and patterns. We recognized revenue of approximately $3 million in fiscal 2013, $3 million in fiscal 2012 and $1 million in fiscal 2011 related to such gift card balances.

Costs of Sales and Occupancy Expense

Costs of sales are included in merchandise inventories and expensed as the merchandise is sold.  Included in our costs of sales are the following:

•                  purchase price of merchandise, net of vendor allowances and rebates

•                  inbound freight, inspection costs, duties and import agent commissions

•                  warehousing, handling, transportation (including internal transfer costs such as distribution center-to-store freight costs) purchasing and receiving costs

•                  share-based compensation costs for those employees involved in preparing inventory for sale

Included in our occupancy expenses are the following costs which are recognized as period costs as described below:

•                  store expenses such as rent, insurance, taxes, common area maintenance, utilities, repairs and maintenance

•                  amortization of store buildings and leasehold improvements

•                  store closure costs

•                  store remodel costs

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

Selling, General and Administrative Expense

Included in our Selling, general and administrative expense are store personnel costs, store operating expenses, advertising expenses, store depreciation expense and corporate overhead costs.

Advertising costs are expensed in the period in which the advertising first occurs. Our cooperative advertising allowances are accounted for as a reduction in the purchase price of merchandise since an obligation to advertise a specific product does not exist in our cooperative advertising arrangements.

Advertising expenses were $181 million, $179 million and $183 million for fiscal 2013, 2012 and 2011, respectively.

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

Income Taxes

We record income tax expense using the liability method for taxes and are subject to income tax in many jurisdictions, including the U.S., various states and localities, and Canada. A current tax liability or asset is recognized for the estimated taxes payable or refundable on the tax returns for the current year and a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. In evaluating our ability to realize our deferred tax asset, we considered the following sources of future taxable income:

•                  future reversals of existing taxable temporary differences

•                  future taxable income, exclusive of reversing temporary differences and carryforwards

•                  taxable income in prior carryback years

•                  tax-planning strategies

Our evaluation regarding whether a valuation allowance is required or should be adjusted also considers, among other things, the nature, frequency and severity of recent losses, forecasts of future profitability and the duration of statutory carryforward periods. Our forecast of future profitability represents our best estimate of these future events. After conducting this assessment, the valuation allowance recorded, net of federal benefit, against our deferred tax assets was $9 million and $10 million as of February 1, 2014, and February 2, 2013, respectively. If actual results differ from estimated results or if we adjust these assumptions in the future, we may need to adjust our deferred tax assets or liabilities, which could impact our effective tax rate.

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

Share-Based Compensation

ASC 718, Stock Compensation (“ASC 718”), requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements.  During the first two quarters of fiscal 2011 and the last quarter of fiscal 2013, the Company measured share-based compensation expense for new awards using the grant date fair value accounting guidance of ASC 718.  During the last two quarters of fiscal 2011, all of fiscal 2012, and the first three quarters of fiscal 2013, the Company determined its employee stock options should be recorded under the liability accounting guidance of ASC 718.  As such, we measured share-based compensation based on either the grant date fair value of the equity awards, the fair value of our option awards at the end of the period or at the fair value as most recently determined.  Expense for unvested options and stock awards is recognized ratably over the requisite service period.  We estimate the fair value of stock option awards using a Black-Scholes option value model.

We report excess tax benefits as a cash inflow in the financing section of our Statements of Cash Flows and would record a tax deficiency, if any, as a cash outflow from operating activities. For fiscal 2013, fiscal 2012, and fiscal 2011, the excess tax benefits were less than $1 million.

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

Note 2.   The Michaels Companies and its Subsidiaries

In July 2013, Michaels was reorganized into a holding company structure (“Reorganization”).  The Michaels Companies, Inc. (“Parent”), Michaels FinCo Holdings, LLC (“FinCo Holdings”), Michaels FinCo, Inc. (“ FinCo Inc.”), Michaels Funding, Inc. (“Holdings”) and Michaels Stores Merger Co, Inc. (“MergerCo”) were formed in connection with the Reorganization: (i) MergerCo was merged with and into Michaels with Michaels being the surviving corporation; (ii) each share of Michaels’ common stock was converted into the right to receive one share of Parent common stock, subject to the same vesting conditions, if any, as applied to the share so converted, and each such share of Michaels’ common stock was cancelled and retired and ceased to exist; and (iii)  each option to purchase one or more shares of common stock of Michaels was assumed by Parent and converted into an option to purchase an equivalent number of shares of common stock of Parent with the remaining terms of each such option remaining unchanged except as was necessary to reflect the Reorganization. Approximately 118 million shares of Michaels common stock were converted into Parent common stock. The Michaels’ shares were then cancelled and retired and an amount equal to the par value of the original shares was transferred from the common stock account to paid-in capital. Michaels then issued 100 shares of stock with a $0.10 par value to Holdings. In addition, common stock issued and outstanding and additional paid-in capital for fiscal years 2013, 2012 and 2011 on the Consolidated Balance Sheets have been adjusted to reflect this transaction as if it happened prior to those dates.

As a result of the Reorganization, FinCo Holdings is wholly owned by the Parent.  FinCo, Inc. and Holdings are wholly owned by FinCo Holdings.  Michaels is wholly owned by Holdings.

Subsequent to the Reorganization, on July 29, 2013, FinCo Holdings and FinCo Inc. issued $800 million aggregate principal amount of 7.50%/8.25% PIK Toggle Notes due 2018 (“PIK Notes”). The PIK Notes were issued in a private transaction.  Interest payments on the PIK Notes are due February 1 and August 1 of each year until maturity.  The first two interest payments and the last interest payment are required to be paid entirely in cash.  All other interest payments must be made in cash, except that all or a portion of the interest on the PIK Notes may be paid by increasing the principal amount of the outstanding PIK Notes or by issuing additional PIK Notes depending on the amount of cash dividends that can be paid by the Company under our credit agreements governing our Restated Revolving Credit Facility and Restated Term Loan Facility (the “Senior Secured Credit Facilities”), the terms of the indentures governing our outstanding notes and the terms of our other indebtedness outstanding at the time.  The proceeds from the debt issuance were approximately $783 million, after deducting the initial purchasers’ discount and estimated fees and expenses.  FinCo Holdings distributed the net proceeds to Parent and the proceeds were used to fund a cash dividend to the Parent’s equity and equity-award holders and pay related fees and expenses.

The PIK Notes are senior unsecured obligations of FinCo Holdings and FinCo Inc. and are not reflected in the financial statements of the Company.  The PIK Notes are not guaranteed by the Company, Holdings or any of their subsidiaries, but the indenture governing the PIK Notes contains restrictive covenants that apply to FinCo Holdings and its restricted subsidiaries, including the Company, Holdings and their subsidiaries, and a breach of such covenants would cause FinCo Holdings and FinCo Inc. to be in default under the indenture governing the PIK Notes.  The PIK Notes cash interest payments due February 1, 2014 and August 1, 2014 total approximately $60 million; on January 22, 2014, the Company declared a $30 million dividend to Holdings to pay the interest due.  If interest on the PIK Notes for all interest periods is paid in cash, annual interest payments will total $60 million or a total of approximately $300 million from July 29, 2013 until August 1, 2018, the maturity date.  Any future cash interest payments will also be funded by the Company through a cash dividend to Holdings.

Note 3. Detail of Certain Balance Sheet Accounts

	February 1,	February 2,
	2014	2013
	(In millions)
Property and equipment:
Land and buildings	$2	$2
Fixtures and equipment	897	863
Capitalized software	299	264
Leasehold improvements	402	373
	$1,600	$1,502

Accrued liabilities and other:
Salaries, bonuses and other payroll-related costs	$103	$94
Insurance liabilities	71	71
Accrued interest	25	33
Taxes, other than income and payroll	53	51
Gift certificate and gift card liability	36	33
Other	89	85
	$377	$367

Note 4. Debt

Our debt consisted of the following for fiscal 2013 and fiscal 2012:

	Interest Rate	Fiscal 2013	Fiscal 2012
		(In millions)

Senior secured term loan	Variable	$1,628	$1,640
Senior notes	7.750%	1,006	1,007
Senior subordinated notes	5.875%	260	—
Senior subordinated notes	11.375%	—	393
Asset-based revolving credit facility	Variable	—	1
Total debt		2,894	3,041

Less current portion		16	150

Long-term debt		$2,878	$2,891

We capitalized $91 million of costs, net of write-offs, related to our issuance of various debt instruments. We amortize these deferred financing costs using the straight-line method, which produces results materially consistent with the effective interest method, over the lives of the respective debt agreements (which range from five to ten years) and record the amortization to interest expense. Our expected amortization expense pertaining to the deferred financing costs for each of the next five fiscal years and thereafter is as follows:

Fiscal Year	Amount
(In millions)
2014	$9
2015	8
2016	8
2017	7
2018	4
Thereafter	1
Total amortization expense	$37

The aggregate amount of scheduled maturities of our debt for the next five years and thereafter is as follows:

Fiscal Year	Amount
(In millions)
2014	$16
2015	16
2016	17
2017	17
2018	2,562
Thereafter	260
Total debt payments	2,888

Plus unrealized premium amortization	9
Less unrealized discount accretion	(3)
Total debt balance as of February 1, 2014	$2,894

As of February 1, 2014, and February 2, 2013, the weighted average interest rate of the Current portion of long-term debt was 3.75% and 10.69%, respectively.

Restated Term Loan Credit Facility

On January 28, 2013, we entered into an amended and restated credit agreement (the “Amended Credit Agreement”) with Deutsche Bank AG New York Branch (“Deutsche Bank”) and other lenders to amend various terms of our Senior Secured Term Loan Facility, as amended.  The Amended Credit Agreement, together with related security, guarantee and other agreements, is referred to as the “Restated Term Loan Credit Facility.”

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

Borrowings under the Restated Term Loan Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Deutsche Bank, (2) the federal funds effective rate plus 1/2 of 1% and (3) London Interbank Offered Rate (“LIBOR”), subject to certain adjustments, plus 1%, or (b) LIBOR, subject to certain adjustments, in each case plus an applicable margin. The applicable margin is 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR borrowings.  In addition, the applicable margin is subject to a 0.25% decrease based on the Company’s Consolidated Secured Debt Ratio.

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

The Company must offer to prepay outstanding term loans at 100% of the principal amount to be prepaid, plus accrued and unpaid interest, with the proceeds of certain asset sales or casualty events under certain circumstances.  The Company may voluntarily prepay outstanding loans under the Restated Term Loan Credit Facility at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR loans.

The Company is required to make scheduled quarterly payments, each equal to 0.25% of the original principal amount of the term loans, subject to adjustments relating to the incurrence of additional term loans under the Restated Term Loan Credit Facility, for the first six years and three quarters, with the balance paid on January 28, 2020 (the “Maturity Date”); provided, however, that the Maturity Date of the term loans will automatically become July 28, 2018, if as of July 28, 2018, (i) the Consolidated Secured Debt Ratio is greater than 3.25:1.00 and (ii) the then aggregate outstanding principal amount of the Company’s Senior Notes (and certain refinancings thereof requiring principal payments prior to April 28, 2020) exceeds $250 million.

All obligations under the Restated Term Loan Credit Facility are guaranteed, jointly and severally, fully and unconditionally by each of our direct and indirect wholly-owned domestic subsidiaries that guarantee obligations under the Restated Revolving Credit Facility. All obligations under the Restated Term Loan Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of the Company and the Subsidiary Guarantors (as defined below), including:

•                  a first-priority pledge of our capital stock and all of the capital stock held by us and the Subsidiary Guarantors (which pledge, in the case of any foreign subsidiary, is limited to 65% of the voting stock of such foreign subsidiary and 100% of the non-voting stock of such subsidiary);

•                  a first-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of the Company and each Subsidiary Guarantor, including substantially all of our and our subsidiaries’ owned real property and equipment, but excluding, among other things, the collateral described in the following bullet point; and

•                  a second-priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts, all payments received by the Company or the Subsidiary Guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges and debit card charges for sales of inventory by the Company and the Subsidiary Guarantors, and certain related assets and proceeds of the foregoing.

The Restated Term Loan Facility contains a number of negative covenants that are substantially similar to, but more restrictive in certain respects than, those governing the 7 ¾% Senior Notes maturing on November 1, 2018 (“2018 Senior Notes”) and the 5 7/8% Senior Subordinated Notes due December 15, 2020 (“2020 Senior Subordinated Notes”), as well as certain other customary representations and warranties, affirmative and negative covenants, and events of default.  As of February 1, 2014, we were in compliance with all covenants.

In accordance with ASC 470, Debt (“ASC 470”), in fiscal 2012, we recorded $12 million of refinancing costs related to the Restated Term Loan Credit Facility. We also recorded a loss on early extinguishment of debt of approximately $6 million to write off debt issuance costs associated with the senior secured term loan facility, with the remaining $9 million of unamortized debt issuance costs being amortized over the revised life of the Restated Term Loan Credit Facility through July 28, 2018. In addition, we capitalized $5 million in debt issuance costs associated with the execution of the Restated Term Loan Credit Facility that is being amortized as interest expense over the life of the Restated Term Loan Credit Facility.

7 3/4% Senior Notes due 2018

On October 21, 2010, we issued $800 million aggregate principal amount of 7¾% Senior Notes that mature on November 1, 2018 at a discounted price of 99.262% of face value, resulting in an effective interest rate of 7 7/8%. Interest is payable semi-annually in arrears on each May 1 and November 1, commencing on May 1, 2011. The Senior Notes are guaranteed, jointly and severally, fully and unconditionally, on an unsecured senior basis, by each of our subsidiaries that guarantee indebtedness under the Senior Secured Credit Facilities.

On September 27, 2012, we issued an additional $200 million aggregate principal amount (the “Additional Senior Notes” and, together with the 2018 Senior Notes, the “Senior Notes”) of our Senior Notes under the Indenture, dated as of October 21, 2010 (the “2018 Senior Indenture”), by and among the Company, the guarantors party thereto (“Guarantors”) and Law Debenture Trust Company of New York, as trustee (“Trustee”), as amended on the date of such issuance by a supplemental indenture, dated as of September 27, 2012, by and among the Company, the Guarantors and the Trustee.  The Additional Senior Notes were issued at a premium of 106.25% of face value, resulting in an effective interest rate of 6½%. The Additional Senior Notes form a single class with the 2018 Senior Notes previously issued under the 2018 Senior Indenture and have terms that are identical to the previously issued 2018 Senior Notes, except that interest on the Additional Senior Notes accrues from and including May 1, 2012, and the Additional Senior Notes are subject to a Registration Rights Agreement.

The Senior Notes and the guarantees thereof are our and the guarantors’ unsecured senior obligations and (i) rank senior in right of payment to all of our and the guarantors’ existing and future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the 2020 Senior Subordinated Notes, as defined and described below; (ii) rank equally in right of payment to all of our and the guarantors’ existing and future debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the Senior Notes; (iii) are effectively subordinated in right of payment to all of our and the guarantors’ existing and future secured debt (including obligations under the Senior Secured Credit Facilities), to the extent of the value of the assets securing such debt; and (iv) are structurally subordinated to all obligations of our subsidiaries that are not guarantors of the Senior Notes.

At any time prior to November 1, 2014, we may redeem all or a part of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus the Applicable Premium (as defined in the 2018 Senior Indenture) and accrued and unpaid interest and Additional Interest (as defined in the 2018 Senior Indenture), if any, to the date of redemption, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date. On and after November 1, 2014, the Company may redeem the Senior Notes, in whole or in part, upon notice, at the redemption prices (expressed as percentages of principal amount of the Senior Notes to be redeemed) set forth below, plus accrued and unpaid interest thereon and Additional Interest, if any, to the applicable date of redemption if redeemed during the twelve-month period beginning on November 1 of each of the years indicated below:

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

The 2018 Senior Indenture contains covenants limiting, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries to:

•                  incur additional debt

•                  pay dividends or distributions on the Company’s capital stock or repurchase the Company’s capital stock, subject to certain exceptions, including dividends, distributions and repurchases up to an amount in excess of (i) $75 million plus (ii) a basket that builds based on 50% of the Company’s Consolidated Net Income (as defined in the 2018 Senior Indenture) and certain other amounts, in each case, to the extent such payment capacity is not applied as otherwise permitted under the 2018 Senior Indenture and subject to certain conditions

•                  issue stock of subsidiaries

•                  make certain investments

•                  create liens on the Company’s assets to secure debt

•                  enter into transactions with affiliates

•                  merge or consolidate with another company

•                  sell or otherwise transfer assets

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

In accordance with ASC 470, we are amortizing $20 million in debt issuance costs, including $4 million capitalized in fiscal 2012, as interest expense over the life of the Senior Notes.

11 3/8% Senior Subordinated Notes due 2016

On October 31, 2006, we issued $400 million in principal amount of 11 3/8% Senior Subordinated Notes due November 1, 2016 (the “2016 Senior Subordinated Notes”). Interest was payable semi-annually in arrears on each May 1 and November 1, commencing on May 1, 2007.

On January 28, 2013, we delivered to the holders of our outstanding 2016 Senior Subordinated Notes an irrevocable notice of redemption of $137 million in aggregate principal amount of 2016 Senior Subordinated Notes. On February 27, 2013, we redeemed the $137 million of 2016 Senior Subordinated Notes at a redemption price equal to 103.792%.  In accordance with ASC 470, we recorded a loss on early extinguishment of debt of approximately $7 million related to the redemption of our 2016 Senior Subordinated Notes. The $7 million loss is comprised of a $5 million redemption premium and $2 million to write off related debt issuance costs.

On December 19, 2013, we issued an irrevocable notice of redemption to the holders of our remaining outstanding 2016 Senior Subordinated Notes, deposited the proceeds of the offering of our 2020 Senior Subordinated Notes with the trustee under the 2016 Senior Subordinated Notes Indenture and instructed the trustee to (a) redeem the 2016 Senior Subordinated Notes on January 21, 2014 and (b) discharge our obligations under the 2016 Senior Subordinated Notes Indenture.  We redeemed $256 million of 2016 Senior Subordinated Notes at a redemption price equal 101.896%, or a total of $261 million, and recorded refinancing costs of $7 million.

5 7/8% Senior Subordinated Notes due 2020

On December 19, 2013, we issued $260 million in principal amount of 5 7/8%  Senior Subordinated Notes that mature December 15, 2020. Interest is payable semi-annually in arrears on each June 15 and December 15, commencing on June 15, 2014. We used the net proceeds of these notes to redeem the outstanding 2016 Senior Subordinated Notes, to pay the applicable redemption premium and accrued and unpaid interest to, but not including, the applicable redemption date and to pay related fees and expenses.   The 2020 Senior Subordinated Notes are guaranteed, jointly and severally, fully and unconditionally, on an unsecured senior subordinated basis, by each of the Company’s subsidiaries that guarantee indebtedness under the Senior Secured Credit Facilities.

The 2020 Senior Subordinated Notes and the guarantees thereof are the Company’s and the guarantors’ unsecured senior subordinated obligations and (i) are subordinated in right of payment to all of the Company’s and the guarantors’ existing and future senior debt, including the Senior Secured Credit Facilities and the Senior Notes; (ii) rank equally in right of payment to all of the company’s and the guarantors’ future senior subordinated debt; (iii) are effectively subordinated to all of the Company’s and the guarantors’ existing and future secured debt (including the Senior Secured Credit Facilities) to the extent of the value of the assets securing such debt; (iv) rank senior in right of payment to all of the Company’s and the guarantors’ existing and future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the 2020 Senior Subordinated Notes; and (v) are structurally subordinated to all obligations of the Company’s subsidiaries that are not guarantors of the 2020 Senior Subordinated Notes.

At any time prior to December 15, 2016, the Company may redeem all or a part of the 2020 Senior Subordinated Notes at a redemption price equal to 100% of the principal amount of the 2020 Senior Subordinated Notes redeemed plus a make-whole premium, as provided in the indenture governing the 2020 Senior Subordinated Notes (the “2020 Senior Subordinated Notes Indenture”), and accrued and unpaid interest to, but not including, the date of redemption, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date.

On and after December 15, 2016, the company may redeem all or part of the 2020 Senior Subordinated Notes, upon notice, at the redemption prices (expressed as percentages of principal amount of the 2020 Senior Subordinated Notes to be redeemed) set forth below, plus accrued and unpaid interest thereon to the applicable date of redemption if redeemed during the twelve-month period beginning on December 15 of each of the years indicated below:

Year	Percentage
2016	102.938%
2017	101.469%
2018 and thereafter	100.000%

In addition, until December 15, 2016, the Company may, at its option, on one or more occasions redeem up to 40% of the aggregate principal amount of the 2020 Senior Subordinated Notes with the aggregate principal amount of 2020 Senior Subordinated Notes to be redeemed (the “Equity Offering Redemption Amount”) not to exceed an amount equal to the aggregate gross proceeds from one or more Equity Offerings (as defined in the 2020 Senior Subordinated Notes Indenture), at a redemption price equal to 105.875% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon to, but not including, the applicable date of redemption, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date; provided that (i) each such redemption occurs within 120 days of the date of closing of each such Equity Offering; (ii) proceeds in an amount equal to or exceeding the applicable Equity Offering Redemption Amount shall be received by, or contributed to the capital of, the Company or any of its restricted subsidiaries and (iii) at least 50% of the sum of the aggregate principal amount of 2020 Senior Subordinated Notes originally issued under the 2020 Senior Subordinated Notes Indenture and any 2020 Senior Subordinated Notes that are issued under the 2020 Senior Subordinated Notes Indenture after the original issue date remains outstanding immediately after the occurrence of each such redemption.

Upon a change in control, we are required to offer to purchase all of the 2020 Senior Subordinated Notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest.

The 2020 Senior Subordinated Notes Indenture contains restrictive covenants and events of default substantially similar to, but less restrictive in certain customary respects than those of the Senior Notes described above.

In accordance with ASC 470, we are amortizing $8 million in debt issuance costs, including $4 million capitalized in fiscal 2013, as interest expense over the life of the 2020 Senior Subordinated Notes.

13% Subordinated Discount Notes due 2016

On October 31, 2006, we issued $469 million in principal amount at maturity of 13% Subordinated Discount Notes due on November 1, 2016, the (“Subordinated Discount Notes”).  The Subordinated Discount Notes were guaranteed, jointly and severally, fully and unconditionally, on an unsecured subordinated basis, by each of our subsidiaries that guarantee indebtedness under our Senior Secured Credit Facilities.

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

Beginning on November 1, 2011, cash interest began accruing on the Subordinated Discount Notes and was payable semi-annually in arrears on each May 1 and November 1 (the first cash interest payment was May 1, 2012). On May 1, 2012, as required pursuant to the indenture (“Subordinated Discount Notes Indenture”) governing our Subordinated Discount Notes, we redeemed $127 million in aggregate principal amount of our Subordinated Discount Notes.

On November 1, 2012, we redeemed a portion of the Subordinated Discount Notes equal to the AHYDO Amount (as defined in the Subordinated Discount Notes Indenture) at a redemption price equal to 100% and the remaining outstanding Subordinated Discount Notes at a redemption price equal to 104.333%.  In accordance with ASC 470, we recorded a loss on early extinguishment of debt of approximately $11 million related to the redemption of our Subordinated Discount Notes. The $11 million loss is comprised of an $8 million redemption premium and $3 million to write off related debt issuance costs.

Restated Revolving Credit Facility

On February 18, 2010, we entered into an agreement to amend and restate various terms of the then existing asset-based Revolving Credit Facility, dated as of October 31, 2006 (as so amended and restated, the “senior secured asset-based Revolving Credit Facility”). On September 17, 2012, we entered into a second amended and restated credit agreement (the “Restated Credit Agreement”)  with Wells Fargo Bank, National Association (“Wells Fargo”) and other lenders to amend various terms of our senior secured asset-based Revolving Credit Facility. The Restated Credit Agreement, together with related security, guarantee and other agreements, is referred to as the “Restated Revolving Credit Facility”.

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

All obligations under the Restated Revolving Credit Facility are unconditionally guaranteed, jointly and severally by the Company and all of our existing domestic material subsidiaries and are required to be guaranteed by certain of our future domestic wholly-owned material subsidiaries. All obligations under the Restated Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of our and our material subsidiaries (the “Subsidiary Guarantors”), including:

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

•                  a second-priority pledge of all of our capital stock and the capital stock held by us and the Subsidiary Guarantors (which pledge, in the case of the capital stock of any foreign subsidiary, is limited to 65% of the voting stock of such foreign subsidiary and 100% of the non-voting stock of such subsidiary); and

•                  a second-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of us and each Subsidiary Guarantor, including substantially all of our and our subsidiaries’ owned real property and equipment.

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

The covenants limiting dividends and other restricted payments, investments, loans, advances and acquisitions, and prepayments or redemptions of indebtedness, each permit the restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that we must meet certain specified excess availability requirements and minimum consolidated fixed charge coverage ratios, to be tested on a pro forma and 6 months projected basis. Adjusted EBITDA is used in the calculation of the consolidated fixed charge coverage ratios. The Restated Revolving Credit Facility also contains certain customary affirmative  covenants and events of default.

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

The Restated Revolving Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability and the ability of our restricted subsidiaries to:

•                  incur or guarantee additional indebtedness

•                  pay dividends on our capital stock or redeem, repurchase or retire our capital stock

•                  make investments, loans, advances and acquisitions

•                  create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries

•                  engage in transactions with our affiliates

•                  sell assets, including capital stock of our subsidiaries

•                  prepay or redeem indebtedness

•                  consolidate or merge

•                  create liens

In accordance with ASC 470, we recorded a loss on early extinguishment of debt in fiscal 2012 of approximately $2 million to write off debt issuance costs related to the Restated Revolving Credit Facility, with the remaining $7 million of unamortized debt issuance costs being amortized over the revised life. In addition, we capitalized $4 million of debt issuance costs in fiscal 2012 associated with the execution of the Restated Revolving Credit Facility.  These debt issuance costs are being amortized as interest expense over the life of the Restated Revolving Credit Facility.

As of February 1, 2014, and February 2, 2013, the borrowing base was $650 million and $650 million, respectively, of which we had availability of $589 million and $587 million, respectively. Borrowing capacity is available for letters of credit and borrowings on same-day notice. Outstanding letters of credit as of February 1, 2014, totaled $63 million, of which $61 million relate to standby letters of credit.

Note 5. Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income, net of tax, is reflected in the Consolidated Balance Sheets as follows:

Foreign Currency Translation & Other
(In millions)
Balance at January 29, 2011	$7
Foreign currency translation adjustment	(1)
Balance at January 28, 2012	6
Foreign currency translation adjustment	—
Balance at February 2, 2013	6
Foreign currency translation adjustment	(6)
Balance at February 1, 2014	$—

Note 6. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities as of the respective year-end balance sheets are as follows:

	Deferred Tax Asset (Liability)
	February 1, 2014		February 2, 2013
	Current	Noncurrent	Current	Noncurrent
	(In millions)
Net operating loss, general business credit, foreign tax credit and alternative minimum tax credit carryforwards	$—	$9	$—	$10
Merchandise inventories	(10)	—	(12)	—
Accrued expenses	11	1	13	1
State income taxes	(1)	4	(1)	3
Vacation accrual	8	—	7	—
Share-based compensation	—	22	—	29
Deferred rent	2	15	2	14
Other deferred tax assets	7	4	4	3
State valuation allowance	—	(9)	—	(10)
Bonus accrual	—	2	—	3
Gift cards	5	—	4	—
Property and equipment	—	(25)	—	(29)
Foreign taxes	—	—	1	—
Workers’ compensation	19	—	19	—
Cancellation of debt income	—	(40)	—	(39)
Original issue discount related to cancellation of debt income	—	41	—	41
Other deferred tax (liabilities) assets	(3)	2	(4)	2
	$38	$26	$33	$28

Net deferred tax assets		$64		$61

The federal, state and international income tax provision is as follows:

	Fiscal Year
	2013	2012	2011
	(In millions)
Federal:
Current	$125	$92	$46
Deferred	—	(7)	18
Total federal income tax provision	125	85	64

State:
Current	15	10	13
Deferred	(4)	1	1
Total state income tax provision	11	11	14

International:
Current	11	20	22
Deferred	1	(1)	—
Total international income tax provision	12	19	22

Total income tax provision	$148	$115	$100

The reconciliation between the actual income tax provision and the income tax provision calculated by applying the federal statutory tax rate is as follows:

	Fiscal Year
	2013	2012	2011
	(In millions)
Income tax provision at statutory rate	$144	$111	$91
State income taxes, net of federal income tax effect	9	6	7
Federal tax credits	(1)	—	(2)
Unrecognized tax benefits	—	(1)	1
State valuation allowance	(1)	—	—
Other	(3)	(1)	3
Total income tax provision	$148	$115	$100

At February 1, 2014, we had state net operating loss carryforwards to reduce future taxable income of approximately $9 million, net of federal tax benefits, expiring at various dates between fiscal 2014 and fiscal 2032. The valuation allowance related to state net operating loss carryforwards was decreased to $9 million in fiscal 2013 due to the expiration of state net operating losses. We believe it is more likely than not that we will be unable to realize these amounts.

In fiscal 2013, we reduced our valuation allowance by $1 million and our deferred tax assets related to state net operating loss carryforwards by $1 million reflecting the unrecognized tax benefits in those respective jurisdictions.

Uncertain Tax Positions

We operate in a number of tax jurisdictions and are subject to examination of our income tax returns by tax authorities in those jurisdictions who may challenge any item on these tax returns. Because the tax matters challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain.

In accordance with ASC 740, Income Taxes, we recognize the benefits of uncertain tax positions in our financial statements only after determining a more likely than not probability that the uncertain tax positions will be sustained. A reconciliation of gross unrecognized tax benefits, including reduction of deferred tax assets for state operating losses, from the end of fiscal year 2012 through the end of fiscal 2013 is as follows:

Fiscal Year
2013
(In millions)
Balance at February 2, 2013	$14
Additions based on tax positions related to the current year	1
Reductions for tax positions related to prior years	—
Reductions for expiration of statute of limitations	(3)
Balance at February 1, 2014	$12

Included in the balance of unrecognized tax benefits at February 1, 2014, is $6 million which, if recognized, would affect tax expense.

Our policy is to classify all income tax related interest and penalties as income tax expense. As of February 1, 2014, our accrual for potential payments of interest and penalties was $2 million.

We identified our federal return, Canadian tax return and state returns in California, Florida, Illinois, Michigan, New York, North Carolina, Pennsylvania and Texas as “major” jurisdictions. The periods subject to examination for our federal return are fiscal 2010 to present, fiscal 2007 to present for our Canadian returns, and fiscal 2009 to present for all major state tax returns. The pretax income from foreign operations for fiscal 2013, fiscal 2012, and fiscal 2011 was $39 million, $52 million, and $51 million, respectively.

Note 7. Share-Based Compensation

The Michaels Companies, Inc. Equity Incentive Plan provides for the grant of share-based awards exercisable for up to 14.2 million shares of common stock. Generally, awards vest ratably over four or five years and expire eight years from the grant date. Prior to third quarter 2011, we issued new shares of common stock to satisfy share issuance upon option exercises. During fiscal 2011, we satisfied option exercises with the issuance of new shares but also allowed such shares to be net cash settled at the request of the former employee. Consequently, in the third quarter of fiscal 2011, management determined that the pattern of purchasing immature shares modified the classification of outstanding awards to liability awards. Share-based compensation expense was $35 million for fiscal 2013, $21 million for fiscal 2012 and $41 million for fiscal 2011 which is recognized in Cost of sales and occupancy expense and Share-based compensation on the Consolidated Statements of Comprehensive Income.

The fair value of options issued prior to the third quarter of fiscal 2011 was recognized as compensation expense at their grant date fair value.  When the options were modified to liability awards, the grant date fair value of the options outstanding prior to the third quarter of fiscal 2011 was the minimum expense recognized each period.  For the years ended February 2, 2013 and January 28, 2012, the Company, under ASC 718’s guidance on liability awards, recognized incremental share-based compensation expense using the Black-Scholes option valuation model’s fair value as of the end of each reporting period.  The following assumptions were used during the fiscal years 2013, 2012 and 2011 to estimate the fair value of options.

	Fiscal Year
Assumptions (1)	2013	2012	2011
Risk-free interest rates (2)	0.1% - 1.4%	0.1% - 1.1%	0.1% - 1.3%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility rates of our common stock (3)	25.5% - 32.5%	29.0% - 35.2%	30.7% - 37.8%
Expected life of options (in years) (4)	4.0 - 5.0	1.0 - 5.0	1.0 - 5.0
Fair value of equity per share (5)	$21.78 - $26.98	$24.09 - $25.08	$15.22 - $17.95

(1)                                 Forfeitures were estimated based on historical experience and anticipated events.

(2)                                 Based on constant maturity interest rates for U.S. Treasury instruments with terms consistent with the expected lives of the awards.

(3)                                 We considered both the historical volatility as well as implied volatilities for exchange-traded options of a peer group of companies.

(4)                                 Expected lives were based on an analysis of historical exercise and post-vesting employment termination behavior. Since fair value was remeasured at the end of the year in fiscal 2011 and fiscal 2012, and at the end of the third quarter in fiscal 2013, the expected life was adjusted based on the remaining life of the options.

(5)                                 The Parent’s fiscal 2013, 2012 and 2011 common stock valuations relied on projections of our future performance, estimates of our weighted average cost of capital, and metrics based on the performance of a peer group of similar companies, including valuation multiples and stock price volatility.

As of February 1, 2014, there were 8.0 million stock option awards outstanding. In addition, as of February 1, 2014, there were 559,708 shares of Parent restricted stock outstanding, of which 32,288 are vested. Under The Michaels Companies, Inc. Equity Incentive Plan, there are 2.1 million shares of common stock remaining available for grant. The table below sets forth a summary of stock option activity for the year ended February 1, 2014. For fiscal 2013, options outstanding at the end of the fiscal third quarter were revalued under liability accounting, while options granted during the fourth fiscal quarter of 2013, are fair-valued on the date of grant.

	Number of Shares (In millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)

Outstanding at February 2, 2013	9.1	$15.86
Granted	2.2	20.60
Exercised	(2.7)	13.58
Cancelled/Forfeited	(0.6)	14.87
Outstanding at February 1, 2014	8.0	$13.83	4.6	$78
Vested and Exercisable at February 1, 2014	4.3	$11.31	3.4	$55

The total fair value of options that vested during fiscal 2013, fiscal 2012 and fiscal 2011 was $17 million, $30 million and $25 million, respectively. The intrinsic value for options that vested during 2013, fiscal 2012 and fiscal 2011 was $25 million, $22 million and $17 million, respectively. The intrinsic value for options exercised was $27 million in fiscal 2013, $5 million in fiscal 2012 and less than $1 million in fiscal 2011. As of the beginning of fiscal 2013, there were 3.2 million nonvested options with a weighted average fair value of $12.01 per share. As of the end of fiscal 2013, there were 3.5 million nonvested options with a weighted average fair value of $8.91 per share. The weighted-average fair value of options granted during fiscal 2013 was $6.91.   During fiscal 2013, there were 2.4 million options that vested and 0.6 million options that were cancelled with a weighted-average fair value of $7.24 and $9.68 per share, respectively.

As of February 1, 2014, compensation cost not yet recognized related to nonvested awards totaled $24 million and is expected to be recognized over a weighted average period of 2.9 years. Share-based liabilities paid in fiscal 2012 were $3 million and in fiscal 2013 were $19 million. To the extent the actual forfeiture rate is different from what we have anticipated, share-based compensation related to these awards will be different from our expectations.

Note 8. Derivative Instruments

We are exposed to fluctuations in interest rates on our Restated Term Loan Credit Facility. During the first quarter of fiscal 2009, we purchased an interest rate derivative with the objective to cap our exposure to interest rate increases on our senior secured term loan facility resulting from fluctuations in the three-month LIBOR (the “cap”). The cap limits our interest exposure on a notional value of $2.0 billion to the lesser of the three-month LIBOR rate or 7.0%. The term of the cap extends to the first quarter of fiscal 2015. The interest rate cap does not qualify for cash flow hedge accounting under ASC 815, Derivatives and Hedging. The fair value of the cap as of February 1, 2014, and February 2, 2013 was immaterial and is included in Other assets on the Consolidated Balance Sheets.  The change in fair value of the cap for the years resulted in an immaterial loss in both fiscal 2013 and fiscal 2012 and a loss of $5 million in fiscal 2011. These amounts are recorded in Other (income) and expense, net in the Consolidated Statements of Comprehensive Income.

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

In fiscal 2009, we purchased an interest rate derivative with the objective to cap our exposure to interest rate increases on our senior secured term loan facility that result from fluctuations in the three-month LIBOR. The interest rate cap is measured using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair value of the interest rate cap is determined using the market methodology of discounting the future expected variable cash receipts that would occur if variable interest rates rise above the strike rate of the cap. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These factors are considered Level 2 inputs within the fair value hierarchy. As of February 1, 2014, the fair value of the cap was immaterial. See Note 8 for additional information on our derivative instruments.

In 2010, the Company acquired Scrap HD, an online scrapbooking business.  In connection with the acquisition, there was a contingent cash obligation based on operating performance through fiscal 2012.  As a result of negative operating results, we estimated the fair value of ScrapHD to be zero as of February 2, 2013, which resulted in a reduction in the fair value of our contingent consideration liability from an immaterial amount as of January 28, 2012, to zero as of February 2, 2013. Due to the previously discussed factors, we recorded an impairment charge in fiscal 2012 of $7 million for long-lived assets associated with our online scrapbooking business and a goodwill impairment charge of $1 million, which represents the carrying amount of ScrapHD’s goodwill.

Long-lived assets held for use consists of our stores tested for impairment as a result of our impairment review, as more fully described in Note 1. The inputs used to measure the fair value of these long-lived are considered Level 3 inputs within the fair value hierarchy. As a result of our impairment review, we recorded an impairment charge of $2 million in fiscal 2013, did not have an impairment charge in fiscal 2012 and recorded less than $1 million in impairment charges in fiscal 2011.

We have also performed the required impairment review related to goodwill, as more fully described in Note 1. Based on our review at February 1, 2014, we do not believe it is more likely than not that the carrying amount exceeds our fair value.

The table below provides the carrying and fair values of our senior secured term loan and notes as of February 1, 2014. The fair value of our senior secured term loan was determined based on quoted market prices which are considered Level 2 inputs within the fair value hierarchy. The fair value of our notes was determined based on recent trades which are considered Level 1 inputs within the fair value hierarchy.

	Carrying Value	Fair Value
	(In millions)
Senior secured term loan	$1,628	$1,637
Senior notes	1,006	1,075
Senior subordinated notes	260	259

Note 10. Retirement Plans

We sponsor a 401(k) Savings Plan for our eligible employees and certain of our subsidiaries. Participation in the 401(k) Savings Plan is voluntary and available to any employee who is at least 21 years of age and has completed 500 hours of service in a six-month eligibility period. Participants may elect to contribute up to 80% of their compensation on a pre-tax basis and up to 10% on an after-tax basis. In accordance with the provisions of the 401(k) Savings Plan, we make a matching cash contribution to the account of each participant in an amount equal to 50% of the participant’s pre-tax contributions that do not exceed 6% of the participant’s considered compensation for the year. Matching contributions, and the actual earnings thereon, vest to the participants based on years of service, with 100% vesting after three years. Our matching contribution expense, net of forfeitures, was $4 million in each of fiscal 2013, fiscal 2012 and fiscal 2011.

Note 11. Commitments and Contingencies

Commitments

We operate stores and use distribution centers, office facilities, and equipment that are generally leased under non-cancelable operating leases, the majority of which provide for renewal options. Future minimum annual rental commitments for all non-cancelable operating leases as of February 1, 2014, are as follows:

Operating Leases
(In millions)
For the fiscal year:
2014	$390
2015	343
2016	294
2017	236
2018	181
Thereafter	350
Total minimum rental commitments	$1,794

Rent expense applicable to non-cancelable operating leases was $370 million, $355 million and $345 million in fiscal 2013, 2012 and 2011, respectively.

Employee claims

Rea claim

On September 15, 2011, the Company was served with a lawsuit filed in the California Superior Court in and for the County of Orange (“Superior Court”) by four former store managers as a class action proceeding on behalf of themselves and certain former and current store managers employed by Michaels in California. The lawsuit alleges that the Company stores improperly classified its store managers as exempt employees and as such failed to pay all wages, overtime, waiting time penalties and failed to provide accurate wage statements. The lawsuit  also alleges that the foregoing conduct was in breach of various laws, including California’s unfair competition law. On December 3, 2013, the Superior Court entered an Order certifying a class of approximately 200 members.  The Company subsequently succcesfully removed the case to the United States District Court for the Central District of California and is challenging the class certification order.  We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We do not believe the resolution of the lawsuit will have a material effect on our Consolidated Financial Statements.

Consumer class action claims

Data security incident

Five putative class actions were filed relating to our recent Data Breach.  The plaintiffs generally allege that the Company failed to secure and safeguard customers’ private information including credit and debit card information and as such, breached an implied contract, violated the Illinois Consumer Fraud Act (and other states’ similar laws) and are seeking damages including declaratory relief, actual damages, punitive damages, statutory damages, attorneys’ fees, litigation costs, remedial action, pre and post judgment interest, other relief as available.  The cases, are as follows: Christina Moyer v. Michaels Stores, Inc., was filed on January 27, 2014; Michael and Jessica Gouwens v. Michaels Stores, Inc., was filed on January 29, 2014; Nancy Maize and Jessica Gordon v. Michaels Stores, Inc., was filed on February 21, 2014; and Daniel Ripes v. Michaels Stores, Inc., was filed on March 14, 2014. All four of these cases were filed in the United States District Court-Northern District of Illinois, Eastern Division.  A case, Mary Jane Whalen v. Michaels Stores, Inc., was filed in the United States District Court for the Eastern District of New York on March 18, 2014, but was voluntarily dismissed by the plaintiff on April 11, 2014, without prejudice to her right to re-file a complaint.  On April 16, 2014, an order was entered consolidating the current actions.  We believe we have meritorious defenses and intend to defend the lawsuits vigorously.

In addition, payment card companies and associations may require us to reimburse them for unauthorized card charges and costs to replace cards and may also impose fines or penalties in connection with the Data Breach, and enforcement authorities may also impose fines or other remedies against us. We have also incurred other costs associated with the Data Breach, including legal fees, investigative fees, costs of communications with customers and credit monitoring services provided to our customers.   In addition, state and federal agencies, including the State Attorneys General and the Federal Trade Commission may investigate events related to the Data Breach, including how it occurred, its consequences and our responses. Although we intend to cooperate in these investigations, we may be subject to fines or other obligations, which may have an adverse effect on how we operate our business and our results of operations.

While a loss from these matters is reasonably possible, we cannot reasonably estimate a range of possible losses because our investigation into the matter is ongoing, the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved.

California zip code claims

On August 15, 2008, Linda Carson, a consumer, filed a purported class action proceeding against the Company in the Superior Court of California, County of San Diego (“San Diego Superior Court”), on behalf of herself and all similarly-situated California consumers. The Carson lawsuit alleges that the Company unlawfully requested and recorded personally identifiable information (i.e., her zip code) as part of a credit card transaction. The plaintiff seeks statutory penalties, costs, interest, and attorneys’ fees. On February 10, 2011, the California Supreme Court ruled, in a similar matter, Williams-Sonoma v. Pineda case, that zip codes are personally identifiable information and therefore the Song-Beverly Credit Card Act of 1971, as amended (“Song Act”), prohibits businesses from requesting or requiring zip codes in connection with a credit card transaction.

Subsequent to the California Supreme Court decision,  three additional purported class action lawsuits, seeking similar relief, have been filed against the Company: Carolyn Austin v. Michaels  Stores, Inc. and Tiffany Heon v. Michaels Stores, Inc., both in the San Diego Superior Court and Sandra A. Rubinstein v. Michaels Stores, Inc. in the Superior Court of California, County of Los Angeles, Central Division. An order coordinating the cases has been entered and plaintiffs filed a Consolidated Complaint on April 24, 2012. The parties settled the lawsuit for an amount that will not have a material effect on our Consolidated Financial Statements. On February 14, 2014, the Court granted preliminary approval of the settlement agreement and a final Fairness Hearing is set for July 11, 2014.

Massachusetts zip code claims

Relying in part on the California Supreme Court decision, a purported class action lawsuit was filed on May 20, 2011 against the Company, Melissa Tyler v. Michaels Stores, Inc. in the U.S. District Court-District of Massachusetts, alleging violation of a Massachusetts statute regarding the collection of personally identification information in connection with a credit card transaction. An additional purported class action lawsuit asserting the same allegations was filed in the U.S. District Court-District of Massachusetts by Susan D’Esposito, and the two cases were consolidated. On August 12, 2013, a settlement was reached for an amount that will not have a material effect on our Consolidated Financial Statements.  On February 12, 2014, the Court granted preliminary approval of the settlement and a final Fairness Hearing is set for May 20, 2014.

Pricing and promotion

On April 30, 2012, William J. Henry, a consumer, filed a purported class action proceeding against the Company in the Court of Common Pleas, Lake County, Ohio, on behalf of himself and all similarly-situated Ohio consumers who purchased framing products and/or services from Michaels during weeks where Michaels was advertising a discount for framing products and/or services. The lawsuit alleges that Michaels advertised discounts on its framing products and/or services without actually providing a discount to its customers. The plaintiff is claiming violation of Ohio law ORC 1345.01 et seq., unjust enrichment and fraud. The plaintiff has alleged damages, penalties and fees not to exceed $5 million, exclusive of interest and costs. We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We do not believe the resolution of this lawsuit will have a material effect on our Consolidated Financial Statements.

General

In addition to the litigation discussed above, we are, and in the future, may be involved in various other lawsuits, claims and proceedings incidental to the ordinary course of business. ASC 450, Contingencies (“ASC 450”), governs the disclosure and recognition of loss contingencies, including potential losses from litigation and regulatory matters. It imposes different requirements for the recognition and disclosure of loss contingencies based on the likelihood of occurrence of the contingent future event or events. It distinguishes among degrees of likelihood using the following three terms: “probable”, meaning that “the future event or events are likely to occur”; “remote”, meaning that “the chance of the future event or events occurring is slight”; and “reasonably possible”, meaning that “the chance of the future event or events occurring is more than remote but less than likely”.  In accordance with ASC 450, the Company accrues for a loss contingency when we conclude that the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. When the loss cannot be reasonably estimated, we estimate the range of amounts, and if no amount in the range constitutes a better estimate than any other amount, we accrue for the amount at the low end of the range. We adjust our accruals from time to time as we receive additional information, but the loss we incur may be significantly greater than or less than the amount we have accrued. We disclose loss contingencies if there is at least a reasonable possibility that a material loss has been incurred. No accrual or disclosure is required for losses that are remote.

For some of the matters disclosed above, the Company is currently able to estimate a reasonably possible loss or range of loss in excess of amounts accrued (if any). For some of the matters included within this estimation, an accrual has been made because a loss is believed to be both probable and reasonably estimable, but an exposure to loss exists in excess of the amount accrued; in these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, although estimable, is believed to be reasonably possible, but not probable; in these cases the estimate reflects the reasonably possible loss or range of loss within the ranges identified. For the various ranges identified, the aggregate of these estimated amounts is approximately $9 million as of February 1, 2014, which is also inclusive of amounts accrued by the Company.

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

It is the opinion of the Company’s management, based on current knowledge and after taking into account its current legal accruals, the eventual outcome of all matters described in this report would not be likely to have a material impact on the consolidated financial condition of the Company. Nonetheless, given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could, from time to time, have a material effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.

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

We invest cash balances in excess of operating requirements primarily in money market mutual funds and short-term interest-bearing securities, generally with maturities of 90 days or less. Due to the short-term nature of our investments, the fair value of our cash and equivalents at February 1, 2014, approximated carrying value.

We have market risk exposure arising from changes in interest rates on our Senior Secured Credit Facilities. The interest rates on our Senior Secured Credit Facilities will reprice periodically, which will impact our earnings and cash flow. The interest rates on our Senior Notes, and 2020 Senior Subordinated Notes are fixed. Based on our overall interest rate exposure to variable rate debt outstanding as of February 1, 2014, a 1% increase or decrease in interest rates would increase or decrease Income before income taxes by approximately $16 million. A 1% increase or decrease in interest rates would decrease or increase the fair value of our long-term fixed rate debt by approximately $7 million. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

Note 13. Segments and Geographic Information

We consider our Michaels-U.S., Michaels-Canada, Aaron Brothers and ScrapHD to be our operating segments for purposes of determining reportable segments based on the criteria of ASC 280, Segment Reporting. We determined that our Michaels—U.S., Michaels—Canada, and Aaron Brothers operating segments have similar economic characteristics and meet the aggregation criteria set forth in ASC 280. Therefore, we combine those operating segments into one reporting segment. The ScrapHD operating segment, which has been discontinued, is immaterial to the financial statements as a whole.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1.

Our sales and assets by country are as follows:

	Fiscal Year
	2013	2012	2011
	(In millions)
Net Sales:
United States	$4,132	$3,989	$3,825
Canada	438	419	385
Consolidated Total	$4,570	$4,408	$4,210

Total Assets:
United States	$1,678	$1,446	$1,744
Canada	123	109	94
Consolidated Total	$1,801	$1,555	$1,838

We present assets based on their physical, geographic location. Certain assets located in the U.S. are also used to support our Canadian operations, but we do not allocate these assets to Canada.

Our Consolidated Net sales by major product categories are as follows:

	Fiscal Year
	2013	2012	2011
	(In millions)
General crafts	$2,371	$2,220	$2,108
Home décor and seasonal	898	890	837
Framing	862	836	804
Scrapbooking	439	462	461
	$4,570	$4,408	$4,210

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

	Fiscal Year
	2013	2012	2011
	(In millions)
Net income	$264	$200	$157
Interest expense	183	245	254
Refinancing costs and losses on early extinguishments of debt	14	33	18
Provision for income taxes	148	115	100
Depreciation and amortization	106	97	101
EBITDA (excluding refinancing costs and losses on early extinguishments of debt)	$715	$690	$630

Note 14. Related Party Transactions

We pay annual management fees to Bain Capital Partners, LLC (“Bain Capital”) and The Blackstone Group L.P. (“The Blackstone Group” and, together with Bain Capital, the “Sponsors”) in the amount of $12 million and an annual management fee to Highfields Capital Management L.P. in the amount of $1 million. We recognized $14 million of expense in fiscal 2013 and $13 million of expense in both fiscal 2012 and fiscal 2011 related to annual management fees and reimbursement of out-of-pocket expenses.

Investment funds advised by Bain Capital own a majority equity position in Unisource, an external vendor we utilized to print our circular advertisements. During the first quarter of fiscal 2011, we stopped utilizing this vendor for these services. Payments associated with this vendor during fiscal 2011 were $6 million and are included in Selling, general and administrative expense in the Consolidated Statements of Comprehensive Income.

Investment funds advised by Bain Capital own a minority position in LogicSource, an external vendor we utilize for print procurement services. Payments associated with this vendor during each of fiscal 2013, fiscal 2012 and fiscal 2011 were $5 million. These expenses are included in Selling, general and administrative expense in the Consolidated Statements of Comprehensive Income.

The Blackstone Group owns a majority equity position in RGIS, an external vendor we utilize to count our store inventory. Payments associated with this vendor during each of fiscal 2013, fiscal 2012 and fiscal 2011 were $6 million, and are included in Selling, general and administrative expense in the Consolidated Statements of Comprehensive Income.

The Blackstone Group owns a majority equity position in Vistar, an external vendor we utilize for all of the candy-type items in our stores. Payments associated with this vendor during fiscal 2013, fiscal 2012 and fiscal 2011 were $24 million, $24 million and $20 million, respectively, and are recognized in cost of sales as the sales are incurred.

The Blackstone Group owns a majority equity position in Hilton Hotels, an external vendor we utilize for hospitality services. Payments associated with this vendor during fiscal 2013 were minimal and $1 million during each of fiscal 2012 and 2011, and are included in Selling, general and administrative expense in the Consolidated Statements of Comprehensive Income.

The Blackstone Group owns a majority equity position in Brixmor Properties Group, a vendor we utilize to lease certain properties. Payments associated with this vendor during fiscal 2013, fiscal 2012 and fiscal 2011 were $4 million, $5 million and $3 million, respectively. These expenses are included in Cost of sales and occupancy expense in the Consolidated Statements of Comprehensive Income.

Our current directors (other than Jill A. Greenthal, John J. Mahoney, James A. Quella and Carl S. Rubin ) are affiliates of Bain Capital or The Blackstone Group. As such, some or all of such directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain Capital and The Blackstone Group. As of February 1, 2014, affiliates of The Blackstone Group held $31 million of our Restated Term Loan Credit Facility.

As a result of the Reorganization discussed in Note 2, at February 1, 2014, the Company has recorded a Receivable from Parent of approximately $2 million, related to fees and expenses paid by the Company on behalf of Parent, expected to be reimbursed during fiscal 2014.  The Company has also recorded a Long-term receivable from Parent of approximately $8 million for payments made by the Company primarily related to the repurchase of Parent stock from former Company officers. Amounts paid by the Company on Parent’s behalf related to the dividend payment discussed in Note 2, stock option exercises discussed above and other fees and expenses were approximately $27 million for fiscal 2013.

On January 22, 2014, the Company declared a dividend of approximately $30 million to its parent company, Holdings, to fund the February 1, 2014 cash interest payment due on the PIK Notes. This amount is recorded as a Dividend payable to Holdings.

In addition, the Company recorded additional paid-in capital of approximately $14 million for the payment received from Parent to fund a payment of approximately $14 million made in July 2013 to equity-award holders of the Parent who were also employees of the Company.

Note 15. Condensed Consolidating Financial Information

All obligations of Michaels Stores, Inc. (“MSI”) under the Senior notes, 2020 Senior Subordinated Notes, Restated Term Loan Credit Facility, and Restated Revolving Credit Facility are guaranteed by each of our subsidiaries other than Aaron Brothers Card Services, LLC, Artistree of Canada, ULC, Michaels Stores of Puerto Rico, LLC and certain foreign and domestic subsidiary holding companies. In addition, all obligations of Michaels Stores, Inc. under the Restated Term Loan Credit Facility and Restated Revolving Credit Facility are guaranteed by Holdings. As of February 1, 2014, the financial statements of Aaron Brothers Card Services, LLC, Artistree of Canada, ULC, Michaels Stores of Puerto Rico, LLC and certain foreign and domestic subsidiary holding companies were immaterial. Each subsidiary guarantor is 100% owned, directly or indirectly, by the Company and all guarantees are joint and several and full and unconditional.

The following condensed consolidating financial information represents the financial information of MSI and its wholly-owned subsidiary guarantors, prepared on the equity basis of accounting. The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X. The financial information may not necessarily be indicative of results of operations, cash flows, or financial position had the subsidiary guarantors operated as independent entities.

Supplemental Condensed Consolidating Statement of Comprehensive Income

	Fiscal Year 2013
	MSI	Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Net sales	$3,992	$2,620	$(2,042)	$4,570
Cost of sales and occupancy expense	2,576	2,214	(2,042)	2,748
Gross profit	1,416	406	—	1,822
Selling, general and administrative expense	1,008	161	—	1,169
Share-based compensation	18	5	—	23
Related party expenses	14	—	—	14
Store pre-opening costs	4	1	—	5
Operating income	372	239	—	611
Interest expense	183	—	—	183
Refinancing costs and losses on early extinguishments of debt	14	—	—	14
Other (income) and expense, net	—	2	—	2
Intercompany charges (income)	61	(61)	—	—
Equity in earnings of subsidiaries	298	—	(298)	—
Income before income taxes	412	298	(298)	412
Provision for income taxes	148	107	(107)	148
Net income	$264	$191	$(191)	$264

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(6)	—	—	(6)
Comprehensive income	$258	$191	$(191)	$258

Supplemental Condensed Consolidating Statement of Comprehensive Income

	Fiscal Year 2012
	MSI	Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)

Net sales	$3,848	$2,544	$(1,984)	$4,408
Cost of sales and occupancy expense	2,473	2,154	(1,984)	2,643
Gross profit	1,375	390	—	1,765
Selling, general and administrative expense	980	152	—	1,132
Share-based compensation	12	3	—	15
Impairment of intangible assets	8	—	—	8
Related party expenses	13	—	—	13
Store pre-opening costs	4	1	—	5
Operating income	358	234	—	592
Interest expense	245	—	—	245
Refinancing costs and losses on early extinguishments of debt	33	—	—	33
Other (income) and expense, net	—	(1)	—	(1)
Intercompany charges (income)	76	(76)	—	—
Equity in earnings of subsidiaries	311	—	(311)	—
Income before income taxes	315	311	(311)	315
Provision for income taxes	115	114	(114)	115
Net income	$200	$197	$(197)	$200
Comprehensive income	$200	$197	$(197)	$200

Supplemental Condensed Consolidating Statement of Comprehensive Income

	Fiscal Year 2011
	MSI	Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)

Net sales	$3,684	$2,369	$(1,843)	$4,210
Cost of sales and occupancy expense	2,389	1,986	(1,843)	2,532
Gross profit	1,295	383	—	1,678
Selling, general and administrative expense	945	145	—	1,090
Share-based compensation	28	5	—	33
Related party expenses	13	—	—	13
Store pre-opening costs	3	1	—	4
Operating income	306	232	—	538
Interest expense	254	—	—	254
Refinancing costs and losses on early extinguishments of debt	18	—	—	18
Other (income) and expense, net	5	4	—	9
Intercompany charges (income)	73	(73)	—	—
Equity in earnings of subsidiaries	301	—	(301)	—
Income before income taxes	257	301	(301)	257
Provision for income taxes	100	117	(117)	100
Net income	$157	$184	$(184)	$157

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(1)	—	—	(1)
Comprehensive income	$156	$184	$(184)	$156

Supplemental Condensed Consolidating Balance Sheet

	February 1, 2014
	MSI	Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and equivalents	$190	$44	$—	$234
Merchandise inventories	607	294	—	901
Intercompany receivables	2	645	(645)	2
Other	114	22	—	136
Total current assets	913	1,005	(645)	1,273
Property and equipment, net	281	77	—	358
Goodwill, net	94	—	—	94
Investment in subsidiaries	526	—	(526)	—
Long-term receivable from Parent	5	3	—	8
Other assets	66	2	—	68
Total assets	$1,885	$1,087	$(1,171)	$1,801

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5	$363	$—	$368
Accrued liabilities and other	229	148	—	377
Current portion of long-term debt	16	—	—	16
Dividend payable to Holdings	30	—	—	30
Intercompany payable	645	—	(645)	—
Other	43	—	—	43
Total current liabilities	968	511	(645)	834
Long-term debt	2,878	—	—	2,878
Other long-term liabilities	77	13	—	90
Total stockholders’ deficit	(2,038)	563	(526)	(2,001)
Total liabilities and stockholders’ deficit	$1,885	$1,087	$(1,171)	$1,801

Supplemental Condensed Consolidating Balance Sheet

	February 2, 2013
	MSI	Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and equivalents	$37	$19	$—	$56
Merchandise inventories	591	271	—	862
Intercompany receivables	—	329	(329)	—
Other	105	21	—	126
Total current assets	733	640	(329)	1,044
Property and equipment, net	271	67	—	338
Goodwill, net	94	—	—	94
Investment in subsidiaries	284	—	(284)	—
Other assets	76	3	—	79
Total assets	$1,458	$710	$(613)	$1,555

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5	$258	$—	$263
Accrued liabilities and other	235	132	—	367
Share-based compensation	22	13	—	35
Current portion of long-term debt	150	—	—	150
Intercompany payable	329	—	(329)	—
Other	36	5	—	41
Total current liabilities	777	408	(329)	856
Long-term debt	2,891	—	—	2,891
Other long-term liabilities	73	12	—	85
Share-based compensation	21	6	—	27
Total stockholders’ deficit	(2,304)	284	(284)	(2,304)
Total liabilities and stockholders’ deficit	$1,458	$710	$(613)	$1,555

Supplemental Condensed Consolidating Statement of Cash Flows

	Fiscal Year 2013
	MSI	Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)

Operating activities:
Net cash provided by operating activities	$410	$152	$(94)	$468

Investing activities:
Cash paid for property and equipment	(79)	(33)	—	(112)
Net cash used in investing activities	(79)	(33)	—	(112)

Financing activities:
Net repayments of long-term debt	(156)	—	—	(156)
Intercompany dividends	—	(94)	94	—
Other financing activities	(22)	—	—	(22)
Net cash provided by financing activities	(178)	(94)	94	(178)

Increase in cash and equivalents	153	25	—	178
Beginning cash and equivalents	37	19	—	56
Ending cash and equivalents	$190	$44	$—	$234

Supplemental Condensed Consolidating Statement of Cash Flows

	Fiscal Year 2012
	MSI	Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$269	$453	$(423)	$299

Investing activities:
Cash paid for property and equipment	(105)	(19)	—	(124)
Net cash used in investing activities	(105)	(19)	—	(124)

Financing activities:
Net repayments of long-term debt	(457)	—	—	(457)
Intercompany dividends	—	(423)	423	—
Other financing activities	(33)	—	—	(33)
Net cash used in financing activities	(490)	(423)	423	(490)

(Decrease)/increase in cash and equivalents	(326)	11	—	(315)
Beginning cash and equivalents	363	8	—	371
Ending cash and equivalents	$37	$19	$—	$56

Supplemental Condensed Consolidating Statement of Cash Flows

	Fiscal Year 2011
	MSI	Guarantor Subsidiaries	Eliminations	Consolidated
	(In millions)
Operating activities:
Net cash provided by operating activities	$390	$234	$(215)	$409

Investing activities:
Cash paid for property and equipment	(88)	(21)	—	(109)
Net cash used in investing activities	(88)	(21)	—	(109)

Financing activities:
Net repayments of long-term debt	(227)	—	—	(227)
Intercompany dividends	—	(215)	215	—
Other financing activities	(21)	—	—	(21)
Net cash used in financing activities	(248)	(215)	215	(248)

Increase/(decrease) in cash and equivalents	54	(2)	—	52
Beginning cash and equivalents	309	10	—	319
Ending cash and equivalents	$363	$8	$—	$371

UNAUDITED SUPPLEMENTAL QUARTERLY FINANCIAL DATA

(In millions)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2013:
Net sales	$993	$904	$1,118	$1,555
Cost of sales and occupancy expense	584	567	665	932
Gross profit	409	337	453	623
Selling, general and administrative expense	272	254	309	334
Share-based compensation	3	8	4	8
Operating income	128	71	135	277
Refinancing costs and losses on early extinguishments of debt (1)	7	—	—	7
Net income	46	17	58	143

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2012:
Net sales	$978	$892	$1,014	$1,524
Cost of sales and occupancy expense	567	557	612	907
Gross profit	411	335	402	617
Selling, general and administrative expense	259	251	277	345
Share-based compensation	4	3	2	6
Operating income	144	76	117	255
Refinancing costs and losses on early extinguishments of debt (2)	—	—	3	30
Net income	51	9	35	105

We report on the basis of a 52-week or 53-week fiscal year, which ends on the Saturday closest to January 31. Our interim periods each contain 13 weeks, with the first quarter ending on a Saturday 13 weeks after the end of our previous fiscal year. For fiscal years that contain 53 weeks, including fiscal 2012, our fourth quarter contains 14 weeks.

(1) The refinancing costs and losses on early extinguishments of debt relate to the early extinguishment of $137 million of our 2016 Subordinated Notes and the subsequent refinancing of the remaining outstanding balance of approximately $256 million of the 2016 Subordinated Notes.

(2) The refinancing costs and losses on early extinguishments of debt relate to our senior secured term loan facility and a partial prepayment of our senior secured term loan, the redemption of our remaining outstanding Subordinated Discount Notes and our asset-based revolving credit facility.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2014	MICHAELS STORES, INC.

	By:	/s/ Charles M. Sonsteby
Charles M. Sonsteby
Chief Administrative Officer & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carl S. Rubin	Chief Executive Officer and Director	April 29, 2014
Carl S. Rubin	(Principal Executive Officer)

/s/ Charles M. Sonsteby	Chief Administrative Officer & Chief Financial Officer	April 29, 2014
Charles M. Sonsteby	(Principal Financial Officer)

/s/ Jennifer N. Robinson	Vice President — Chief Accounting Officer and Controller	April 29, 2014
Jennifer N. Robinson	(Principal Accounting Officer)

/s/ Josh Bekenstein	Director	April 29, 2014
Josh Bekenstein

/s/ Todd M. Cook	Director	April 29, 2014
Todd M. Cook

/s/ Jill A. Greenthal	Director	April 29, 2014
Jill A. Greenthal

/s/ Lewis S. Klessel	Director	April 29, 2014
Lewis S. Klessel

/s/ Matthew S. Levin	Director	April 29, 2014
Matthew S. Levin

/s/ John J. Mahoney	Director	April 29, 2014
John J. Mahoney

/s/ James A. Quella	Director	April 29, 2014
James A. Quella

/s/ Peter F. Wallace	Director	April 29, 2014
Peter F. Wallace

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

2.3

Agreement and Plan of Merger, dated as of July 22, 2013, by and among Michaels Stores, Inc., The Michaels Companies, Inc., Michaels FinCo Holdings, LLC, Michaels Funding, Inc., and Michaels Stores MergerCo. Inc. (previously filed as Exhibit 2.1 to Form 10-Q filed by Company on August 30, 2013, SEC File No. 001-09338).

3.1	Amended and Restated Certificate of Incorporation of Michaels Stores, Inc. (previously filed as Exhibit 3.1 to Form 10-Q filed by Company on August 20, 2013, SEC File No. 001-09338).

3.2	Amended and Restated Bylaws of Michaels Stores, Inc. (previously filed as Exhibit 3.2 to Form 8-K filed by Company on November 6, 2006, SEC File No. 001-09338).

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

4.5

Indenture, dated as of December 19, 2013, by and among Michaels Stores, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 4.1 to Form 8-K filed by Company on December 19, 2013, SEC File No. 001-09338).

4.6

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

10.3

Amended Form of Stock Option Agreement under Michaels Stores, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to Form 10-Q filed by Company on September 4, 2009, SEC File No. 001-09338).*

10.4

Form of Restricted Stock Award Agreement under the Michaels Stores, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.3 to Form 10-Q filed by Company on June 6, 2008, SEC File No. 001-09338).*

10.5	The Michaels Companies, Inc. Equity Incentive Plan (previously filed as Exhibit 10.1 to Form 10-Q filed by Company on August 30, 2013, SEC File No. 001-09338).*

10.6	Form of Stock Option Agreement under the Michaels Companies, Inc. Equity Incentive Plan (previously filed as Exhibit 10.2 to Form 10-Q filed by Company on August 30, 2013, SEC File No. 001-09338).*

10.7

Form of Restricted Stock Award Agreement under the Michaels Companies, Inc. Equity Incentive Plan (previously filed as Exhibit 10.3 to Form 10-Q filed by Company on August 30, 2013, SEC File No. 001-09338).*

10.8

Form of Restricted Stock Award Agreement for Independent Directors under the Michaels Companies, Inc. Equity Incentive Plan (previously filed as Exhibit 10.1 to Form 10-Q filed by Company on December 10, 2013, SEC File No. 001-09338).*

10.9	Form of Fiscal Year 2014 Bonus Plan for Executive Officers (previously filed as exhibit 10.1 to form 8-K filed by the company on March 31, 2014, SEC File No. 001-09338).*

10.10

Employment Agreement, dated February 13, 2013, between Michaels Stores, Inc. and Carl S. Rubin (previously filed as Exhibit 10.1 to Form 10-Q filed by Company on May 24, 2013, SEC File No. 001-09338).*

10.11

Restricted Stock Award Agreements, dated March 18, 2013, between Michaels Stores, Inc. and Carl S. Rubin (previously filed as Exhibit 10.2 to Form 10-Q filed by Company on May 24, 2013, SEC File No. 001-09338).*

10.12	Stock Option Agreement, dated March 18, 2013, between Michaels Stores, Inc. and Carl S. Rubin (previously filed as Exhibit 10.1 to Form 10-Q filed by Company on May 24, 2013, SEC File No. 001-09338).*

10.13	Employment Agreement, dated March 6, 2009, between Michaels Stores, Inc. and John B. Menzer (previously filed as Exhibit 10.1 to Form 10-Q filed by Company on June 5, 2009, SEC File No. 001-09338).*

10.14

Amendment to Employment Agreement, dated June 2, 2009, between Michaels Stores, Inc. and John B. Menzer (previously filed as Exhibit 10.2 to Form 10-Q filed by Company on June 5, 2009, SEC File No. 001-09338).*

10.15

Restricted Stock Award Agreement, dated June 2, 2009, between Michaels Stores, Inc. and John B. Menzer (previously filed as Exhibit 10.3 to Form 10-Q filed by Company on June 5, 2009, SEC File No. 001-09338).*

10.16	Stock Option Agreement, dated June 2, 2009, between Michaels Stores, Inc. and John B. Menzer (previously filed as Exhibit 10.4 to Form 10-Q filed by Company on June 5, 2009, SEC File No. 001-09338).*

10.17

Letter Agreement, dated September 15, 2010, between Michaels Stores, Inc. and Charles M. Sonsteby (previously filed as Exhibit 99.2 to Form 8-K filed by Company on September 17, 2010, SEC File No. 001-09338).*

10.18

Amended and Restated Stockholders Agreement, dated as of February 16, 2007, among Michaels Stores, Inc. and certain stockholders thereof (previously filed as Exhibit 10.23 to Form 10-K filed by Company on May 3, 2007, SEC File No. 001-09338).

10.19

Management Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Bain Capital Partners, LLC and Blackstone Management Partners V, LLC (previously filed as Exhibit 10.2 to Form 10-Q filed by Company on December 7, 2006, SEC File No. 001-09338).

10.20

Management Agreement, dated as of October 31, 2006, between Michaels Stores, Inc. and Highfields Capital Management, LP (previously filed as Exhibit 10.3 to Form 10-Q filed by Company on December 7, 2006, SEC File No. 001-09338).

10.21	Michaels Stores, Inc. Amended Officer Severance Pay Plan (previously filed as Exhibit 10.17 to Form 10-K filed by Company on April 2, 2009, SEC File No. 001-09338).*

10.22	Amendment to Michaels Stores, Inc. Amended Officer Severance Pay Plan (previously filed as Exhibit 10.15 to Form 10-K filed by Company on March 15, 2013, SEC File No. 001-09338).*

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

10.25

Amended and Restated Credit Agreement, dated as of February 18, 2010, among Michaels Stores, Inc., as lead borrower, the borrowers named therein, the facility guarantors named therein, Bank of America, N.A., as administrative agent and collateral agent, the lenders party thereto (collectively, the “Lenders”), Wells Fargo Retail Finance, LLC, as syndication agent, Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A. and Credit Suisse, as co-documentation agents, General Electric Capital Corporation, UBS Securities LLC and RBS Business Capital, as senior managing agents, Banc of America Securities, LLC, Wells Fargo Retail Finance, LLC and Deutsche Bank Securities Inc., as joint lead arrangers, and Banc of America Securities LLC, Wells Fargo Retail Finance, LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Credit Suisse, as joint book runners (previously filed as Exhibit 10.1 to Form 8-K filed by Company on February 19, 2010, SEC File No. 001-09338).

10.26

Exhibits and Schedules to Amended and Restated Credit Agreement, dated as of February 18, 2010, among Michaels Stores, Inc., as lead borrower, the borrowers named therein, the facility guarantors named therein, Bank of America, N.A., as administrative agent and collateral agent, the lenders party thereto (collectively, the “Lenders”), Wells Fargo Retail Finance, LLC, as syndication agent, Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A. and Credit Suisse, as co-documentation agents, General Electric Capital Corporation, UBS Securities, LLC and RBS Business Capital, as senior managing agents, Banc of America Securities, LLC, Wells Fargo Retail Finance, LLC and Deutsche Bank Securities Inc., as joint lead arrangers, and Banc of America Securities, LLC, Wells Fargo Retail Finance, LLC, Deutsche Bank Securities, Inc., J.P. Morgan Securities, Inc. and Credit Suisse, as joint book runners (previously filed as Exhibit 10.2 to Form 8-K filed by Company on May 28, 2010, SEC File No. 001-09338).

10.27

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

10.28

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

10.29

Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other lenders named therein, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A. and Credit Suisse, as co-documentation agents, and Deutsche Bank Securities Inc., J.P. Morgan Securities, Inc. and Banc of America Securities, LLC as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.5 to Form 10-Q filed by Company on December 7, 2006, SEC File No. 001-09338).

10.30

First Amendment to Credit Agreement, dated as of January 19, 2007, to the Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other lenders named therein, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A. and Credit Suisse, as co-documentation agents, and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities, LLC as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.1 to Form 8-K filed by Company on January 25, 2007, SEC File No. 001-09338).

10.31

Second Amendment to Credit Agreement, dated as of May 10, 2007, to the Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other lenders named therein, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A. and Credit Suisse, as co-documentation agents, and Deutsche Bank Securities, Inc., J.P. Morgan Securities, Inc. and Banc of America Securities, LLC as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.1 to Form 8-K filed by Company on May 11, 2007, SEC File No. 001-09338).

10.32

Third Amendment to Credit Agreement, dated as of August 20, 2009, to the Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other lenders named therein, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A. and Credit Suisse, as co-documentation agents, and Deutsche Bank Securities, Inc., J.P. Morgan Securities, Inc. and Banc of America Securities, LLC as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.3 to Form 10-Q filed by Company on September 4, 2009, SEC File No. 001-09338).

10.33

Fourth Amendment to Credit Agreement, dated as of November 5, 2009, to the Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other lenders named therein, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A. and Credit Suisse, as co-documentation agents, and Deutsche Bank Securities, Inc., J.P. Morgan Securities, Inc. and Banc of America Securities, LLC as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.1 to Form 8-K filed by Company on November 5, 2009 SEC File No. 001-09338).

10.34

Fifth Amendment to Credit Agreement, dated as of December 15, 2011, to the Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other lenders named therein, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A. and Credit Suisse, as co-documentation agents, and Deutsche Bank Securities, Inc., J.P. Morgan Securities Inc. and Banc of America Securities, LLC as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.1 to Form 8-K filed by Company on December 16, 2011 SEC File No. 001-09338).

10.35

Amended and Restated Credit Agreement, dated as of January 28, 2013, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, and Barclays Bank, PLC, Credit Suisse Securities (USA), LLC, Goldman Sachs Bank USA, J.P. Morgan Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, LLC, as co-documentation agents, and Deutsche Bank Securities Inc., Barclays Bank PLC, Credit Suisse Securities (USA), LLC, Goldman Sachs Bank USA, J.P. Morgan Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, LLC, as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.1 to Form 8-K filed by Company on February 1, 2013, SEC File No. 001-09338).

10.36

Exhibits and Schedules to Amended and Restated Credit Agreement, dated as of January 28, 2013, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, and Barclays Bank PLC, Credit Suisse Securities (USA), LLC, Goldman Sachs Bank USA, J.P. Morgan Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, LLC, as co-documentation agents, and Deutsche Bank Securities Inc., Barclays Bank PLC, Credit Suisse Securities (USA), LLC, Goldman Sachs Bank USA, J.P. Morgan Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, LLC, as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.29 to Form 10-K filed by Company on March 15, 2013, SEC File No. 001-09338).

10.37

Purchase Agreement, dated October 7, 2010, by and among the Company, the Guarantors named therein and the Initial Purchasers named therein (previously filed as Exhibit 10.1 to Form 8-K filed by Company on October 14, 2010, SEC File No. 001-09338).

10.38

Purchase Agreement, dated September 20, 2012, by and among the Company, the Guarantors named therein and the Initial Purchasers named therein (previously filed as Exhibit 10.1 to Form 8-K filed by Company on September 25, 2012, SEC File No. 001-09338).

10.39

Purchase Agreement, dated December 16, 2013, by and among Michaels Stores, Inc., the guarantors named therein and the Initial Purchasers named therein (previously filed as Exhibit 10.1 to Form 8-K filed by Company on December 19, 2013, SEC File No. 001-09338).

10.40

Master Services Agreement, dated as of January 16, 2009, by and between Michaels Stores, Inc. and Tata America International Corporation (previously filed as Exhibit 10.29 to Form 10-K filed by Company on April 2, 2009, SEC File No. 001-09338).

10.41	Michaels Stores, Inc. Employees 401(k) Plan, effective March 1, 2009 (previously filed as Exhibit 10.30 to Form 10-K filed by Company on April 2, 2009, SEC File No. 001-09338).*

21.1	Subsidiaries of Michaels Stores, Inc. (filed herewith).

31.1	Certifications of Carl S. Rubin pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Charles M. Sonsteby pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Section 13(r) Disclosure (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*  Management contract or compensatory plan or arrangement.