Form 10-Q
period 2014-05-03
MICHAELS STORES INC
filed 2014-06-02
CIK 740670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2014

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

As of May 30, 2014, 100 shares of the Registrant’s Common Stock were outstanding.

*The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

MICHAELS STORES, INC.

FORM 10-Q

MICHAELS STORES, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

MICHAELS STORES, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

(Unaudited)

	May 3,	February 1,	May 4,
	2014	2014	2013
ASSETS
Current assets:
Cash and equivalents	$112	$234	$55
Merchandise inventories	930	901	843
Prepaid expenses and other	95	95	85
Receivable from Parent	—	2	—
Deferred income taxes	37	39	37
Income tax receivables	8	2	8
Total current assets	1,182	1,273	1,028
Property and equipment, at cost	1,628	1,600	1,527
Less accumulated depreciation and amortization	(1,266)	(1,242)	(1,186)
Property and equipment, net	362	358	341
Goodwill	94	94	94
Debt issuance costs, net of accumulated amortization of $56, $54, and $52, respectively	36	37	42
Deferred income taxes	22	28	28
Long-term receivable from Parent	5	8	—
Other assets	3	3	2
Total non-current assets	160	170	166
Total assets	$1,704	$1,801	$1,535

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$313	$368	$232
Accrued liabilities and other	315	377	300
Share-based compensation liability	—	—	36
Current portion of long-term debt	16	16	198
Dividend payable to Holdings	—	30	—
Deferred income taxes	—	1	4
Income taxes payable	47	42	27
Total current liabilities	691	834	797
Long-term debt	2,873	2,878	2,887
Deferred income taxes	1	2	2
Share-based compensation liability	—	—	28
Other long-term liabilities	84	88	79
Total long-term liabilities	2,958	2,968	2,996
Total liabilities	3,649	3,802	3,793
Commitments and contingencies
Stockholders’ deficit:
Common Stock, $0.10 par value, 100 shares authorized; 100 shares issued and outstanding at May 3, 2014, February 1, 2014, and May 4, 2013	—	—	—
Additional paid-in capital	125	124	50
Accumulated deficit	(2,069)	(2,125)	(2,313)
Accumulated other comprehensive (loss) income	(1)	—	5
Total stockholders’ deficit	(1,945)	(2,001)	(2,258)
Total liabilities and stockholders’ deficit	$1,704	$1,801	$1,535

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(Unaudited)

	Quarter Ended
	May 3,	May 4,
	2014	2013
Net sales	$1,052	$993
Cost of sales and occupancy expense	623	584
Gross profit	429	409
Selling, general, and administrative expense	282	272
Share-based compensation	4	3
Related party expenses	3	4
Store pre-opening costs	1	2
Operating income	139	128
Interest expense	41	47
Refinancing costs and losses on early extinguishment of debt	—	7
Income before income taxes	98	74
Provision for income taxes	42	28
Net income	56	46

Other comprehensive (loss), net of tax:
Foreign currency translation adjustment and other	(1)	(1)
Comprehensive income	$55	$45

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Quarter Ended
	May 3,	May 4,
	2014	2013
Operating activities:
Net income	$56	$46
Adjustments:
Depreciation and amortization	27	25
Share-based compensation	4	4
Debt issuance costs amortization	2	2
Refinancing costs expensed and losses on early extinguishment of debt	—	7
Changes in assets and liabilities:
Merchandise inventories	(28)	20
Prepaid expenses and other	1	1
Deferred income taxes	5	—
Accounts payable	(45)	(14)
Accrued interest	(16)	(30)
Accrued liabilities and other	(45)	(41)
Income taxes	—	(14)
Other long-term liabilities	(3)	(4)
Net cash (used in) provided by operating activities	(42)	2

Investing activities:
Additions to property and equipment	(31)	(22)
Net cash used in investing activities	(31)	(22)

Financing activities:
Redemption of senior subordinated notes due 2016	—	(142)
Borrowings on asset-based revolving credit facility	—	306
Payments on asset-based revolving credit facility	—	(125)
Repayments on senior secured term loan facility	(4)	—
Payments of dividends to Holdings	(30)	—
Payment of capital leases	—	(1)
Change in cash overdraft	(12)	(19)
Other	(3)	—
Net cash (used in) provided by financing activities	(49)	19

Net decrease in cash and equivalents	(122)	(1)
Cash and equivalents at beginning of period	234	56
Cash and equivalents at end of period	$112	$55

Supplemental Cash Flow Information:
Cash paid for interest	$56	$75
Cash paid for income taxes	$36	$44

See accompanying notes to consolidated financial statements.

MICHAELS STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended May 3, 2014

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

The balance sheet at February 1, 2014, has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals and other items) considered necessary for a fair presentation have been included.

Because of the seasonal nature of our business, the results of operations for the quarter ended May 3, 2014 are not indicative of the results to be expected for the entire year.

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. All references herein to “fiscal 2014” relate to the 52 weeks ending January 31, 2015 and all references to “fiscal 2013” relate to the 52 weeks ended February 1, 2014. In addition, all references herein to “the first quarter of fiscal 2014” relate to the 13 weeks ended May 3, 2014, and all references to “the first quarter of fiscal 2013” relate to the 13 weeks ended May 4, 2013.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted.  We are evaluating the new standard, but do not, at this time, anticipate a material impact to the financial statements once implemented.

Note 2.  Debt

Our outstanding debt is detailed in the table below.  We were in compliance with the terms and conditions of all debt agreements for all periods presented.

	May 3, 2014	February 1, 2014	May 4, 2013	Interest Rate
	(in millions)
Senior secured term loan	$1,623	$1,628	$1,640	Variable
Senior notes	1,006	1,006	1,007	7.750%
Senior subordinated notes	260	260	—	5.875%
Senior subordinated notes	—	—	256	11.375%
Asset-based revolving credit facility	—	—	182	Variable

Total debt	2,889	2,894	3,085

Less current portion	16	16	198

Long-term debt	$2,873	$2,878	$2,887

Restated Revolving Credit Facility

As of May 3, 2014, the borrowing base of our restated senior secured asset-based revolving credit facility (“Restated Revolving Credit Facility”) was $650 million, of which we had no borrowings, $61 million of outstanding letters of credit and the unused borrowing capacity was $589 million.

Note 3.  Comprehensive Loss

Accumulated other comprehensive loss, net of tax, is reflected in the Consolidated Balance Sheets as follows:

Foreign Currency Translation and Other
(in millions)
Balance at February 1, 2014	$—
Foreign currency translation adjustment and other	(1)
Balance at May 3, 2014	$(1)

Note 4. Fair Value Measurements

As defined in Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820 establishes a three-level valuation hierarchy for fair value measurements. These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect less transparent active market data, as well as internal assumptions. These two types of inputs create the following fair value hierarchy:

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

The table below provides the carrying and fair values of our senior secured term loan facility (“Restated Term Loan Credit Facility”), our 7 3/4% Senior Notes that are due in 2018 (“2018 Senior Notes”) and our 5 7/8% Senior Subordinated Notes that are due in 2020 (the “2020 Senior Subordinated Notes”, and together, with our 2018 Senior Notes, (“our notes”)) as of May 3, 2014. The fair value of our Restated Term Loan Credit Facility was determined based on quoted market prices of similar instruments which are considered Level 2 inputs within the fair value hierarchy. The fair value of our notes was determined based on recent trades which are considered Level 1 inputs within the fair value hierarchy.

	Carrying Value	Fair Value
	(in millions)
Senior secured term loan	$1,623	$1,626
Senior notes	1,006	1,060
Senior subordinated notes	260	263

Note 5.  Income Taxes

The effective tax rate was 42.9% for the first quarter of fiscal 2014.  The effective rate was 37.8% for the first quarter of fiscal 2013.  The current rate is higher than the prior year due to certain discrete items required to be recognized as a result of a change in tax status of our Canadian subsidiary.  On February 2, 2014, the Company changed the corporate structure of our Canadian operations from a branch for U.S. tax purposes to a controlled foreign corporation of an indirect foreign subsidiary of Michaels Stores, Inc.  As a result of the change in tax status, the net deferred tax assets related to U.S. temporary differences for the branch were written off.  In addition, the Company recognized as discrete events, a tax gain on the contribution of certain assets to the new entity as part of the transaction, as well as previously unrecognized currency losses.  The effects of the write-off, the gain on the contribution, and the currency losses were discrete charges to the income tax provision of $6 million, $1 million, and ($1) million respectively, during the first quarter.  We currently estimate our effective tax rate for fiscal 2014 to be approximately 38.5%.

Note 6.  Commitments and Contingencies

We are involved in ongoing legal and regulatory proceedings.  Other than those described in the following paragraphs, there were no material changes to our disclosures of commitments and contingencies from our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Employee claims

Rea claim

On September 15, 2011, the Company was served with a lawsuit filed in the California Superior Court in and for the County of Orange (“Superior Court”) by four former store managers as a class action proceeding on behalf of themselves and certain former and current store managers employed by Michaels in California. The lawsuit alleges that the Company stores improperly classified its store managers as exempt employees and as such failed to pay all wages, overtime, waiting time penalties and failed to provide accurate wage statements. The lawsuit also alleges that the foregoing conduct was in breach of various laws, including California’s unfair competition law. On December 3, 2013, the Superior Court entered an Order certifying a class of approximately 200 members. The Company subsequently successfully removed the case to the United States District Court for the Central District of California and on May 8, 2014, the class was de-certified. We believe we have meritorious defenses and intend to defend the lawsuits vigorously. We do not believe the resolution of the lawsuits will have a material effect on our Consolidated Financial Statements.

Consumer class action claims

Data security incident

Five putative class actions were filed relating to our recent Data Breach. The plaintiffs generally allege that the Company failed to secure and safeguard customers’ private information including credit and debit card information and as such, breached an implied contract, violated the Illinois Consumer Fraud Act (and other states’ similar laws) and are seeking damages including declaratory relief, actual damages, punitive damages, statutory damages, attorneys’ fees, litigation costs, remedial action, pre and post judgment interest, and other relief as available. The cases are as follows: Christina Moyer v. Michaels Stores, Inc. was filed on January 27, 2014; Michael and Jessica Gouwens v. Michaels Stores, Inc., was filed on January 29, 2014; Nancy Maize and Jessica Gordon v.

Michaels Stores, Inc., was filed on February 21, 2014; and Daniel Ripes v. Michaels Stores, Inc. was filed on March 14, 2014. All four of these cases were filed in the United States District Court-Northern District of Illinois, Eastern Division. A case, Mary Jane Whalen v. Michaels Stores, Inc., was filed in the United States District Court for the Eastern District of New York on March 18, 2014, but was voluntarily dismissed by the plaintiff on April 11, 2014, without prejudice to her right to re-file a complaint. On April 16, 2014, an order was entered consolidating the current actions. We believe we have meritorious defenses and intend to defend the lawsuits vigorously.

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

General

In addition to the litigation discussed above, we are now, and may be in the future, involved in various other lawsuits, claims and proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources.

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

For some of the matters disclosed above, as well as other matters previously disclosed in the Company’s filings with the Securities and Exchange Commission (“SEC”), the Company is currently able to estimate a reasonably possible loss or range of loss in excess of amounts accrued (if any). For some of the matters included within this estimation, an accrual has been made because a loss is believed to be both probable and reasonably estimable, but an exposure to loss exists in excess of the amount accrued; in these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, although estimable, is believed to be reasonably possible, but not probable; in these cases the estimate reflects the reasonably possible loss or range of loss within the ranges identified. For the various ranges identified, the aggregate of these estimated amounts is approximately $9 million, which is also inclusive of amounts accrued by the Company.

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

Note 7.  Segments and Geographic Information

We consider our Michaels - U.S., Michaels - Canada and Aaron Brothers to be our operating segments for purposes of determining reportable segments based on the criteria of ASC 280, Segment Reporting (“ASC 280”). We determined that our Michaels - U.S., Michaels - Canada, and Aaron Brothers operating segments have similar economic characteristics and meet the aggregation criteria set forth in ASC 280. Therefore, we combine those operating segments into one reporting segment.

Our sales and assets by country are as follows:

	Quarter Ended
	May 3, 2014	May 4, 2013
	(in millions)
Net Sales:
United States	$952	$899
Canada	100	94
Consolidated Total	$1,052	$993

	May 3, 2014	February 1, 2014	May 4, 2013
	(in millions)
Total Assets:
United States	$1,588	$1,678	$1,421
Canada	116	123	114
Consolidated Total	$1,704	$1,801	$1,535

Our chief operating decision makers evaluate historical operating performance, plan and forecast future periods’ operating performance based on operating income and earnings before interest, income taxes, depreciation, amortization, and refinancing costs and losses on early extinguishment of debt (“EBITDA (excluding refinancing costs and losses on early extinguishment of debt)”). We believe these metrics more closely reflect the operating effectiveness of factors over which management has control. A reconciliation of Net income to EBITDA (excluding refinancing costs and losses on early extinguishment of debt) is presented below.

	Quarter Ended
	May 3, 2014	May 4, 2013
	(in millions)
Net income	$56	$46
Interest expense	41	47
Provision for income taxes	42	28
Refinancing costs and losses on early extinguishments of debt	—	7
Depreciation and amortization	27	25
EBITDA (excluding refinancing costs and losses on early extinguishments of debt)	$166	$153

Note 8.  Related Party Transactions

We pay annual management fees to Bain Capital Partners, LLC (“Bain Capital”) and The Blackstone Group L.P. (“The Blackstone Group” and, together with Bain Capital, the “Sponsors”) and Highfields Capital Management LP in the amount of $12 million and $1 million, respectively. We recognized $3 million and $4 million of expense related to annual management fees during the first quarters of fiscal 2014 and fiscal 2013, respectively. These expenses are included in Related party expenses on the Consolidated Statements of Comprehensive Income.

Bain Capital owns a majority equity position in LogicSource, an external vendor we utilize for print procurement services.  Payments associated with this vendor during each of the first quarters of fiscal 2014 and fiscal 2013 were $1 million each.  These expenses are included in Selling, general and administrative expense on the Consolidated Statements of Comprehensive Income.

The Blackstone Group owns a majority equity position in Brixmor Properties Group, a vendor we utilize to lease certain properties. Payments associated with this vendor during each of the first quarters of fiscal 2014 and fiscal 2013 were $1 million.  These expenses are included in Cost of sales and occupancy expense in the Consolidated Statements of Comprehensive Income.

The Blackstone Group owns a majority equity position in RGIS, an external vendor we utilize to count our store inventory. Payments associated with this vendor during the first quarters of fiscal 2014 and fiscal 2013 were $2 million and $1 million, respectively. These expenses are included in Selling, general and administrative expense on the Consolidated Statements of Comprehensive Income.

The Blackstone Group owns a majority equity position in Vistar, an external vendor we utilize for all of the candy-type items in our stores.  Payments associated with this vendor during the first quarters of fiscal 2014 and fiscal 2013 were $7 million and $6 million, respectively. These expenses are recognized in Cost of sales as the sales are recorded.

Our current directors (other than Jill A. Greenthal, John J. Mahoney, James A. Quella, and Carl S. Rubin) are affiliates of Bain Capital or The Blackstone Group.  As such, some or all of such directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain Capital and The Blackstone Group.  As of May 3, 2014, affiliates of The Blackstone Group held approximately $38 million of our senior secured term loan.

Michaels Stores, Inc. is wholly owned by FinCo Holdings (“Holdings”).  On July 29, 2013, FinCo Holdings co-issued $800 million aggregate principal amount of 7.50%/8.25% PIK Toggle Notes due 2018 (“PIK Notes”).  The PIK Notes are not guaranteed by the Company, Holdings or any of their subsidiaries, but the indenture governing the PIK Notes contains restrictive covenants that apply to FinCo Holdings and its restricted subsidiaries, including the Company, Holdings and their subsidiaries, and a breach of such covenants would cause FinCo Holdings to be in default under the indenture governing the PIK Notes.  In addition, the PIK Notes are not reflected in the financial statements of the Company.  If interest on the PIK Notes for all interest periods is paid in cash, annual interest payments will total $60 million.  The Company intends for any cash interest payments to be funded by the Company through a cash dividend to Holdings.  In the first quarter of 2014, the Company paid a cash dividend of $30 million to Holdings.  The dividend was declared during the fiscal year ended, February 1, 2014.

In the first fiscal quarter of 2014, the Company paid $8 million to repurchase common stock of The Michaels Companies, Inc. (the “Parent” of FinCo Holdings and Michaels Stores, Inc.) from former employees of Michaels Stores, Inc.  The Company also received $5 million in proceeds from stock options exercised by former employees of Michaels Stores, Inc.  The net proceeds of these transactions are recorded as a Long-term receivable from Parent on the Company’s Consolidated Balance Sheets.

Note 9.  Condensed Consolidating Financial Information

All obligations of Michaels Stores, Inc. (“MSI”) under the 2018 Senior Notes, 2020 Senior Subordinated Notes, Restated Term Loan Credit Facility, and Restated Revolving Credit Facility are guaranteed by each of our subsidiaries other than Aaron Brothers Card Services, LLC, Artistree of Canada, ULC, Michaels Stores of Puerto Rico, LLC and certain foreign and domestic subsidiary holding companies. In addition, all obligations of Michaels Stores, Inc. under the Restated Term Loan Credit Facility and Restated Revolving Credit Facility are guaranteed by Holdings. As of May 3, 2014, the financial statements of Aaron Brothers Card Services, LLC, Artistree of Canada, ULC, Michaels Stores of Puerto Rico, LLC and certain foreign and domestic subsidiary holding companies were immaterial. Each subsidiary guarantor is 100% owned, directly or indirectly, by the Company and all guarantees are joint and several and full and unconditional.

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

Supplemental Condensed Consolidating Balance Sheet

	May 3, 2014
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$79	$33	$—	$112
Merchandise inventories	613	317	—	930
Intercompany receivables	—	684	(684)	—
Other	116	24	—	140
Total current assets	808	1,058	(684)	1,182
Property and equipment, net	283	79	—	362
Goodwill	94	—	—	94
Investment in subsidiaries	656	—	(656)	—
Long-term receivable from Parent	3	2	—	5
Other assets	58	3	—	61
Total assets	$1,902	$1,142	$(1,340)	$1,704

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$8	$305	$—	$313
Accrued liabilities and other	186	129	—	315
Current portion of long-term debt	16	—	—	16
Intercompany payable	684	—	(684)	—
Other	47	—	—	47
Total current liabilities	941	434	(684)	691
Long-term debt	2,873	—	—	2,873
Other long-term liabilities	73	12	—	85
Total stockholders’ deficit	(1,985)	696	(656)	(1,945)
Total liabilities and stockholders’ deficit	$1,902	$1,142	$(1,340)	$1,704

Supplemental Condensed Consolidating Balance Sheet

	February 1, 2014
	Parent Company	Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$190	$44	$—	$234
Merchandise inventories	607	294	—	901
Intercompany receivables	2	645	(645)	2
Other	114	22	—	136
Total current assets	913	1,005	(645)	1,273
Property and equipment, net	281	77	—	358
Goodwill	94	—	—	94
Investment in subsidiaries	526	—	(526)	—
Long-term receivable from Parent	5	3	—	8
Other assets	66	2	—	68
Total assets	$1,885	$1,087	$(1,171)	$1,801

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5	$363	$—	$368
Accrued liabilities and other	229	148	—	377
Current portion of long-term debt	16	—	—	16
Dividend payable to Holdings	30	—	—	30
Intercompany payable	645	—	(645)	—
Other	43	—	—	43
Total current liabilities	968	511	(645)	834
Long-term debt	2,878	—	—	2,878
Other long-term liabilities	77	13	—	90
Total stockholders’ deficit	(2,038)	563	(526)	(2,001)
Total liabilities and stockholders’ deficit	$1,885	$1,087	$(1,171)	$1,801

Supplemental Condensed Consolidating Balance Sheet

	May 4, 2013
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$32	$23	$—	$55
Merchandise inventories	588	255	—	843
Intercompany receivables	—	442	(442)	—
Other	108	22	—	130
Total current assets	728	742	(442)	1,028
Property and equipment, net	272	69	—	341
Goodwill	94	—	—	94
Investment in subsidiaries	430	—	(430)	—
Other assets	69	3	—	72
Total assets	$1,593	$814	$(872)	$1,535

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4	$228	$—	$232
Accrued liabilities and other	177	123	—	300
Share-based compensation	23	13	—	36
Current portion of long-term debt	198	—	—	198
Intercompany payable	442	—	(442)	—
Other	31	—	—	31
Total current liabilities	875	364	(442)	797
Long-term debt	2,887	—	—	2,887
Share-based compensation	19	9	—	28
Other long-term liabilities	70	11	—	81
Total stockholders’ deficit	(2,258)	430	(430)	(2,258)
Total liabilities and stockholders’ deficit	$1,593	$814	$(872)	$1,535

Supplemental Condensed Consolidating Statement of Comprehensive Income

	Quarter Ended May 3, 2014
	Parent Company	Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$922	$587	$(457)	$1,052
Cost of sales and occupancy expense	587	493	(457)	623
Gross profit	335	94	—	429
Selling, general, and administrative expense	245	37	—	282
Share-based compensation	3	1	—	4
Related party expenses	3	—	—	3
Store pre-opening costs	1	—	—	1
Operating income	83	56	—	139
Interest expense	41	—	—	41
Intercompany charges (income)	14	(14)	—	—
Equity in earnings of subsidiaries	70	—	(70)	—
Income before income taxes	98	70	(70)	98
Provision for income taxes	42	30	(30)	42
Net income	56	40	(40)	56

Other comprehensive loss, net of tax:
Foreign currency translation adjustment and other	(1)	—	—	(1)
Comprehensive income	$55	$40	$(40)	$55

Supplemental Condensed Consolidating Statement of Comprehensive Income

	Quarter Ended May 4, 2013
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$869	$547	$(423)	$993
Cost of sales and occupancy expense	555	452	(423)	584
Gross profit	314	95	—	409
Selling, general, and administrative expense	234	38	—	272
Share-based compensation	2	1	—	3
Related party expenses	4	—	—	4
Store pre-opening costs	2	—	—	2
Operating income	72	56	—	128
Interest expense	47	—	—	47
Refinancing costs and losses on early extinguishment of debt	7	—	—	7
Intercompany charges (income)	13	(13)	—	—
Equity in earnings of subsidiaries	69	—	(69)	—
Income before income taxes	74	69	(69)	74
Provision for income taxes	28	26	(26)	28
Net income	46	43	(43)	46

Other comprehensive loss, net of tax:
Foreign currency translation adjustment and other	(1)	—	—	(1)
Comprehensive income	$45	$43	$(43)	$45

Supplemental Condensed Consolidating Statement of Cash Flows

	Quarter Ended May 3, 2014
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net cash (used in) provided by operating activities	$(39)	$20	$(23)	$(42)

Investing activities:
Cash paid for property and equipment	(24)	(7)	—	(31)
Net cash used in investing activities	(24)	(7)	—	(31)

Financing activities:
Net repayments of long-term debt	(4)	—	—	(4)
Payment of dividends to Holdings	(30)	—	—	(30)
Intercompany dividends	—	(23)	23	—
Other financing activities	(14)	(1)	—	(15)
Net cash used in financing activities	(48)	(24)	23	(49)

Decrease in cash and equivalents	(111)	(11)	—	(122)
Beginning cash and equivalents	190	44	—	234
Ending cash and equivalents	$79	$33	$—	$112

Supplemental Condensed Consolidating Statement of Cash Flows

	Quarter Ended May 4, 2013
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net cash (used in) provided by operating activities	$(8)	$34	$(24)	$2

Investing activities:
Cash paid for property and equipment	(16)	(6)	—	(22)
Net cash used in investing activities	(16)	(6)	—	(22)

Financing activities:
Net repayments of long-term debt	39	—	—	39
Intercompany dividends	—	(24)	24	—
Other financing activities	(20)	—	—	(20)
Net cash provided by (used in) financing activities	19	(24)	24	19

(Decrease) increase in cash and equivalents	(5)	4	—	(1)
Beginning cash and equivalents	37	19	—	56
Ending cash and equivalents	$32	$23	$—	$55

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All expressions of the “Company”, “us,” “we,” “our,” and all similar expressions are references to Michaels Stores, Inc. and its consolidated wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Disclosure Regarding Forward-Looking Information

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, estimates, and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance or achievements to be materially different from anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to:

•                  risks related to general economic conditions; in the event of a prolonged economic downturn, it could adversely affect consumer confidence and retail spending, decrease demand for our merchandise and adversely impact our results of operations, cash flows and financial condition;

•                  risks related to our substantial outstanding indebtedness of $2.9 billion, as our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our $1.6 billion variable rate debt and prevent us from meeting our obligations under our notes and credit facilities;

•                  changes in customer demand could materially adversely affect our sales, results of operations, and cash flow;

•                  our recent data breach or our failure to adequately maintain security and prevent unauthorized access to electronic and other confidential information, which could result in an additional data breach, could materially adversely affect our financial condition and operating results;

•                  competition could negatively impact our business;

•                  our reliance on foreign suppliers increases our risk of obtaining adequate, timely, and cost-effective product supplies;

•                  how well we manage our business;

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

•                  risks associated with the vendors from whom our products are sourced could materially adversely affect our revenue and gross profit as our suppliers may fail us;

•                  unexpected or unfavorable consumer responses to our promotional or merchandising programs could materially adversely affect our sales, results of operations, cash flow and financial condition;

•                  our marketing programs, e-commerce initiatives and use of consumer information are governed by an evolving set of laws and enforcement trends and unfavorable changes in those laws or trends, or our failure to comply with existing or future laws, could substantially harm our business and results of operations;

•                  product recalls and/or product liability, as well as changes in product safety and other consumer protection laws, may adversely impact our operations, merchandise offerings, reputation, results of operation, cash flow, and financial condition;

•                  significant increases in inflation or commodity prices such as petroleum, natural gas, electricity, steel, wood, and paper may adversely affect our costs, including cost of merchandise;

•                  improvements to our supply chain may not be fully successful;

•                  our information systems may prove inadequate;

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

•                  our results may be adversely affected by serious disruptions or catastrophic events, including geo-political events and weather; and

•                  the interests of our indirect parent, FinCo Holdings, and the Sponsors may conflict with the interests of our debt holders.

For more details on factors that may cause actual results to differ materially from such forward-looking statements, please see Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, and other reports from time to time filed with or furnished to the Securities and Exchange Commission (“SEC”). We disclaim any intention to, and undertake no obligation to, update or revise any forward-looking statement.

General

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31.  All references herein to “fiscal 2014” relate to the 52 weeks ending January 31, 2015; and all references to “fiscal 2013” relate to the 52 weeks ended February 1, 2014. In addition, all references herein to “the first quarter of fiscal 2014” relate to the 13 weeks ended May 3, 2014; and all references to “the first quarter of fiscal 2013” relate to the 13 weeks ended May 4, 2013.

The following table sets forth certain of our unaudited operating data:

	Quarter Ended
	May 3,	May 4,
	2014	2013
Michaels stores:
Retail stores open at beginning of period	1,136	1,099
Retail stores opened during the period	8	15
Retail stores opened (relocations) during the period	5	4
Retail stores closed during the period	—	(1)
Retail stores closed (relocations) during the period	(5)	(4)
Retail stores open at end of period	1,144	1,113

Aaron Brothers stores:
Retail stores open at beginning of period	121	125
Retail stores opened (relocations) during the period	—	1
Retail stores closed during the period	(3)	(3)
Retail stores closed (relocations) during the period	—	(1)
Retail stores open at end of period	118	122

Total store count at end of period	1,262	1,235

Other operating data:
Average inventory per Michaels store (in thousands) (1)	$783	$723
Comparable store sales increase / (decrease) (2)	3.8%	(0.7)%

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

	Quarter Ended
	May 3,	May 4,
	2014	2013
Net sales	100.0%	100.0%
Cost of sales and occupancy expense	59.2	58.8
Gross profit	40.8	41.2
Selling, general, and administrative expense	26.8	27.4
Share-based compensation	0.4	0.3
Related party expenses	0.3	0.4
Store pre-opening costs	0.1	0.2
Operating income	13.2	12.9
Interest expense	3.9	4.7
Refinancing costs and losses on early extinguishment of debt	—	0.7
Income before income taxes	9.3	7.5
Provision for income taxes	4.0	2.9
Net income	5.3%	4.6%

Quarter Ended May 3, 2014 Compared to the Quarter Ended May 4, 2013

Net Sales—Net sales of $1,052 million for the first quarter of fiscal 2014 increased by $59 million, or 5.9%, over the first quarter of fiscal 2013 due primarily to $37 million of incremental revenue from our comparable store sales, and a $22 million increase in non-comparable store sales. Comparable store sales increased 3.8% driven by a 1.3% increase in customer transactions, a 2.4% increase in the average ticket and 0.1% increase in custom framing deferred revenue.  The fluctuation in the exchange rates between the United States and Canadian dollars adversely impacted the average ticket by 80 basis points.  Comparable store sales growth was strongest in our children’s crafts category due primarily to sales of the Rainbow Loom and replacement rubber bands.  The fine arts supplies category also had strong performance.

Cost of Sales and Occupancy Expense—Cost of sales and occupancy expense increased $39 million to $623 million in the first quarter of fiscal 2014 from $584 million in the first quarter of fiscal 2013.  Cost of sales increased by $32 million primarily driven by a $27 million increase from higher sales and $3 million from lower recognition of vendor allowances compared to prior year. Occupancy expense increased $7 million driven primarily by an incremental $3 million for new stores and $3 million higher store remodel expenses for the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013.

Cost of sales and occupancy expenses increased by 40 basis points as a percentage of Net sales to 59.2% for the first quarter of fiscal 2014 from 58.8% for the first quarter of fiscal 2013.  Cost of sales increased by 50 basis points due primarily to the Rainbow Loom and replacement rubber bands having lower than average margin rates, as well as the lower recognition of vendor allowances compared to prior year. Occupancy costs decreased 10 basis points due to a 40 basis point lift for increased rent leverage on higher store sales, partially offset by a 30 basis point increase for higher remodel costs.

Selling, General and Administrative Expense—Selling, general and administrative expense was $282 million in the first quarter of fiscal 2014 compared to $272 million in the first quarter of fiscal 2013. Selling, general and administrative expense increased $5 million due to incremental store costs related to operating 48 additional Michaels stores at the end of the first quarter of fiscal 2014 compared to the end of the first quarter of fiscal 2013.  Additionally, Selling, general and administrative expenses increased by $3 million for 2014 payroll and bonus-related costs.  As a percentage of Net sales, Selling, general and administrative expense decreased 60 basis points due to a 70 basis point decrease in payroll and payroll-related costs and a 20 basis point decrease due to lower strategic consulting fees, partially offset by an increase of 40 basis points in new store costs.

Share-Based Compensation—Share-based compensation expense increased to $4 million in the first quarter of fiscal 2014 from $3 million in the first quarter of fiscal 2013 primarily due to 2013 grants to certain company officers.

Related Party Expenses—Related party expenses were $3 million and $4 million for the first quarters of fiscal 2014 and fiscal 2013, respectively, consisting of management fees and associated expenses paid to affiliates of two investment firms:  Bain Capital Partners, LLC and The Blackstone Group, L.P. (collectively, together with their applicable affiliates, our “Sponsors”) and Highfields Capital Management, LP.

Interest Expense—Interest expense decreased $6 million to $41 million in the first quarter of fiscal 2014 from $47 million in the first quarter of fiscal 2013. The decrease is attributable to a $196 million reduction in our total debt outstanding and a lower average interest rate associated with the refinancing of our Senior Subordinated Notes.

Refinancing Costs and Losses on Early Extinguishment of Debt—During the first quarter of fiscal 2013, we recorded a loss on the early extinguishment of debt of $7 million, consisting of a $5 million redemption premium and $2 million to write off debt issuance costs related to the redemption of $137 million in aggregate principal amount of our 11 3/8% Senior Subordinated Notes due November 1, 2016 (the “Senior Subordinated Notes”).

Provision for Income Taxes— The effective tax rate was 42.9% for the first quarter of fiscal 2014.  The effective rate was 37.8% for the first quarter of fiscal 2013.  The current rate is higher than the prior year due to certain discrete items required to be recognized as a result of a change in tax status of our Canadian subsidiary.  On February 2, 2014, the Company changed the corporate structure of our Canadian operations from a branch for U.S. tax purposes to a controlled foreign corporation of an indirect foreign subsidiary of Michaels Stores, Inc.  The change was part of a restructuring to allow for increased flexibility and funding of our international growth.  As a result of the change in tax status, the net deferred tax assets related to U.S. temporary differences for the branch were written off.  In addition, the Company recognized as discrete events, a tax gain on the contribution of certain assets to the new entity as part of the transaction, as well as previously unrecognized currency losses.  The effects of the write-off, the gain on the contribution, and the currency losses were discrete charges to the income tax provision of $6 million, $1 million, and ($1) million respectively, during the first quarter.  We currently estimate our effective tax rate for fiscal 2014 to be 38.5%.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, to purchase inventory, to service our outstanding debt, and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities, and funds available under our senior secured asset-based revolving credit facility (“Restated Revolving Credit Facility”) will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and anticipated growth for the foreseeable future. Our ability to satisfy our liquidity needs and continue to refinance or reduce debt could be adversely affected by the occurrence of any of the events described under Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 or our failure to meet our debt covenants as described in “—Cash Flow from Financing Activities”. Our Restated Revolving Credit Facility provides senior secured financing of up to $650 million, subject to a borrowing base. As of May 3, 2014, the borrowing base was $650 million, of which we had no outstanding borrowings, $61 million of outstanding letters of credit and $589 million of unused borrowing capacity. Our cash and equivalents decreased $122 million from $234 million at February 1, 2014 to $112 million at May 3, 2014.

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

The Company intends to use excess operating cash flows to repay portions of its indebtedness, depending on market conditions and growth opportunities. If the Company uses its excess cash flows to repay its debt, it will reduce the amount of excess cash available for additional capital expenditures.  We made a $30 million dividend payment to Holdings during the first quarter of fiscal year 2014.  The Company also intends to continue to make dividend payments to FinCo Holdings to fund the August and February interest payments of $30 million each on the $800 million aggregate principal amount of 7.50% / 8.25% PIK Toggle Notes due 2018 issued by FinCo Holdings and FinCo Inc. (“PIK Notes”).  To the extent that such dividends can be made by the Company in compliance with covenants applicable to it under the terms of its indebtedness, future interest payments on the PIK Notes, if paid in cash, will total $60 million annually until maturity.

As of February 2, 2013, we had an aggregate principal amount of $393 million of our Senior Subordinated Notes due November 2016.  On February 27, 2013, we redeemed $137 million in aggregate principal amount of the outstanding Senior Subordinated Notes with cash on hand and borrowings made under our Restated Revolving Credit Facility for an aggregate redemption price (including the applicable redemption premium and accrued and unpaid interest) of $147 million. On December 19, 2013, the Company issued $260 million of 2020 Senior Subordinated Notes. On December 19, 2013, we (i) instructed the trustee for the Senior Subordinated Notes to deliver a notice of redemption to the holders of the remaining outstanding Senior Subordinated Notes and (ii) deposit cash with such trustee to satisfy and discharge our obligations under the indenture governing our Senior Subordinated Notes and to fund the redemption, at a redemption price of 101.896%, of the remaining outstanding Senior Subordinated Notes. The redemption date was January 21, 2014.  The 7 3/4% Senior Notes mature in 2018 (“2018 Senior Notes”), the senior secured term loan facility (“Restated Term Loan Credit Facility”) mature in or after 2018 and the 5 7/8% Senior Subordinated Notes mature in 2020 (“2020 Senior Subordinated Notes”). Although no assurance can be given, depending on market conditions and other factors, we plan to repay or refinance such indebtedness prior to maturity.

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

Cash Flow from Operating Activities

Cash flow used in operating activities during the first three months of fiscal 2014 was $42 million compared to cash flow provided by operating activities of $2 million during the first three months of fiscal 2013. The $44 million change was primarily due to a $48 million decrease due to the timing of inventory purchases and a $31 million decrease due to the timing of vendor payments, partially offset by a $14 million increase due to timing of income tax payments, a $14 million increase due to the timing of interest payments on our senior subordinated notes, and a $10 million increase due to higher Net income for the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013.

Average inventory per Michaels store (including e-commerce and supporting distribution centers) increased 8.3% to $783,000 at May 3, 2014, from $723,000 at May 4, 2013, primarily due to timing of inventory receipts.

Cash Flow from Investing Activities

Cash flow used in investing activities represents the following capital expenditure activities:

	Quarter Ended
	May 3,	May 4,
	2014	2013
	(in millions)
New and relocated stores and stores not yet opened (1)	$9	$9
Existing stores	5	4
Information systems	12	6
Corporate and other	5	3
	$31	$22

(1)                                 In the first three months of fiscal 2014, we incurred capital expenditures related to the opening of 13 Michaels stores including the relocation of 5 Michaels stores. In the first three months of fiscal 2013, we incurred capital expenditures related to the opening of 20 Michaels stores including the relocation of 4 Michaels stores and 1 Aaron Brothers store.

Cash Flow from Financing Activities

Cash flow used in financing activities during the first three months of fiscal 2014 was $49 million compared to cash provided by financing activities of $19 million during the first three months of fiscal 2013. We made a $30 million dividend payment to Holdings during the first quarter of fiscal year 2014.  Cash flow used in financing activities for the first three months of fiscal 2013 was impacted by the redemption of the $137 million of Senior Subordinated Notes at a redemption price of 103.792%, or a total of $142 million, and net borrowings of $181 million under our Restated Revolving Credit Facility.

Non-GAAP Measures

The following table sets forth certain non-GAAP measures the Company uses to manage the Company’s performance and measure compliance with certain debt covenants.  The Company defines “EBITDA (excluding refinancing costs and losses on early extinguishment of debt)” as Net income before interest, income taxes, depreciation, amortization and losses on early extinguishment of debt. Additionally, the table presents Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”).  The Company defines Adjusted EBITDA as EBITDA (excluding refinancing costs and losses on early extinguishment of debt) adjusted for certain defined amounts that are added to, or subtracted from, EBITDA (excluding refinancing costs and losses on early extinguishment of debt)  (collectively, the “Adjustments”) in accordance with the Company’s Restated Term Loan Credit Facility and Restated Revolving Credit Facility. The Adjustments are described in further detail in the table and the footnotes to the table below.

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

The table below shows a reconciliation of EBITDA (excluding refinancing costs and losses on early extinguishment of debt) and Adjusted EBITDA to Net income and Net cash (used in) provided by operating activities.

	Quarter Ended
	May 3,	May 4,
	2014	2013
	(in millions)
Net cash (used in) provided by operating activities	$(42)	$2
Depreciation and amortization	(27)	(25)
Share-based compensation	(4)	(4)
Debt issuance costs amortization	(2)	(2)
Refinancing costs and losses on early extinguishments of debt	—	(7)
Changes in assets and liabilities	131	82
Net income	56	46
Interest expense	41	47
Provision for income taxes	42	28
Refinancing costs and losses on early extinguishment of debt	—	7
Depreciation and amortization	27	25
EBITDA (excluding refinancing costs and losses on early extinguishment of debt)	166	153
Adjustments:
Share-based compensation	4	4
Management fees to Sponsors and others	3	4
Store pre-opening costs	1	2
Store remodel costs	3	—
Store closing costs	1	—
Other (1)	1	2
Adjusted EBITDA	$179	$165

(1)         Other adjustments relate to items such as the moving & relocation expenses, franchise taxes and signing bonuses.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of May 3, 2014, a 10% increase or decrease in the exchange rate of the U.S. and Canadian dollar would have an approximate $1 million impact on Net income for the quarter ended May 3, 2014.

We have market risk exposure arising from changes in interest rates on our Restated Term Loan Credit Facility and our Restated Revolving Credit Facility, together the (“Senior Secured Credit Facilities”).  The interest rates on our Senior Secured Credit

Facilities will reprice periodically, which will impact our earnings and cash flow. The interest rates on our 2018 Senior Notes and Senior Subordinated Notes are fixed.  Based on our overall interest rate exposure to variable rate debt outstanding as of May 3, 2014, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by approximately $16 million. A 1% increase or decrease in interest rates would decrease or increase the fair value of our long-term fixed rate debt by approximately $12 million. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

Item 4.  Controls and Procedures.

Included in this Form 10-Q are certifications by our Chief Executive Officer and our Chief Financial Officer, which are required in accordance with Rule 15d-14 of the Securities Exchange Act of 1934, as amended.  This section includes information concerning the controls and controls evaluation referred to in the certifications.

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

Change in Internal Control Over Financial Reporting

There has not been any change in our internal control our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the SEC under the Securities Exchange Act of 1934) during the quarter covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MICHAELS STORES, INC.

Part II—OTHER INFORMATION

Item 1.  Legal Proceedings.

Information regarding legal proceedings is incorporated herein by reference from Note 6 to our Consolidated Financial Statements.

Item 5.  Other Information

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act of 1934, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by this Quarterly Report on Form 10-Q. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). We do not believe we and/or our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended May 3, 2014.

The Blackstone Group L.P., one of our Sponsors, informed us of disclosures publicly filed and/or provided to them by Travelport Limited, which may be considered their affiliates. These disclosures are included in, and the Company hereby incorporates by reference herein, Exhibit 99.1 to this this Quarterly Report on Form 10-Q.

Item 6.  Exhibits.

(a) Exhibits:

Exhibit Number	Description of Exhibit
10.1	Form of Fiscal Year 2014 Bonus Plan for Executive Officers (previously filed as Exhibit 10.1 to Form 8-K filed by the Company on March 31, 2014, SEC file No. 001-09338)

31.1	Certifications of Carl S. Rubin pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Charles M. Sonsteby pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Section 13 (r) Disclosure.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: June 2, 2014